Form 10-Q
period 1993-12-31
LEE ENTERPRISES INC
filed 1994-02-03
CIK 58361

[DESCRIPTION]
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[TEXT]

                                  FORM 10-Q
[x]           Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                     For Quarter Ended December 31, 1993
                                     OR
[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                        Commission File Number 1-6227

                        Lee Enterprises, Incorporated

A Delaware Corporation                                      I.D. #42-0823980
215 N. Main Street, Davenport, Iowa  52801
Phone:  (319) 383-2100

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                            Outstanding at December 31, 1993

Common Stock, $2.00 par value                             16,089,819
Class "B" Common Stock, $2.00 par value                    7,018,336

[DESCRIPTION]
                       PART I.  FINANCIAL INFORMATION


Item 1.
                        LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                                        1993        1992
                                                           (Unaudited)
Three Months Ended December 31:

  Operating revenue:
    Newspaper:
      Advertising                                     $ 35,008    $ 33,745
      Circulation                                       16,442      15,569
      Other                                              9,330       8,339
    Broadcasting                                        22,934      22,480
    Media products and services                         15,632      13,780
    Equity in net income of associated companies         2,741       2,434
                                                      $102,087    $ 96,347
  Operating expenses:
    Compensation costs                                $ 34,103    $ 31,915
    Newsprint and ink                                    5,856       5,713
    Depreciation                                         2,683       2,692
    Amortization of intangibles                          3,160       3,452
    Other                                               31,246      29,774
                                                      $ 77,048    $ 73,546

            Operating income                          $ 25,039    $ 22,801

  Financial (income) expense, net:
    Financial (income)                                $   (709)   $   (601)
    Financial expense                                    3,732       4,071
                                                      $  3,023    $  3,470

            Income before taxes on income             $ 22,016    $ 19,331

  Income taxes                                           8,699       7,828

            Net income                                $ 13,317    $ 11,503

  Weighted average number of shares                     23,462      23,525

  Earnings per share                                  $    .57    $    .49

  Dividends per share                                 $    .21    $    .20
/TABLE

                        LEE ENTERPRISES, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                             December 31,  September 30,
                                                  1993          1993
                                                     (Unaudited)
          ASSETS

Cash and cash equivalents                       $ 21,490     $ 17,072
Temporary investments                             62,100       45,500
Accounts receivable, net                          46,417       45,421
Inventories                                        8,937       11,177
Film rights and other                             13,737       15,952
          Total current assets                  $152,681     $135,122

Investments, associated companies                 20,708       20,305
Property and equipment, net                       76,839       75,356
Intangibles and other assets                     252,182      251,534
                                                $502,410     $482,317

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $103,404     $ 91,708
Long-term debt, less current maturities          128,039      127,466
Deferred items                                    39,405       39,661
Stockholders' equity                             231,562      223,482
                                                $502,410     $482,317
/TABLE

                        LEE ENTERPRISES, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                        1993        1992
                                                          (Unaudited)
Three Months Ended December 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 13,317    $ 11,503
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                      5,843       6,144
      Distributions in excess of current
        earnings of associated companies                 1,734       1,394
      Other balance sheet changes                        7,382      (3,742)
          Net cash provided by operations             $ 28,276    $ 15,299

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                      $ (2,370)   $    - -
    Purchase of temporary investments                  (38,500)       (200)
    Proceeds from maturities of temporary
      investments                                       21,900      10,000
    Purchase of property and equipment                  (4,015)     (4,418)
            Net cash provided by (required for)
              investing activities                    $(22,985)   $  5,382

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $   (805)   $ (3,109)
    Payment of debt                                         (9)       (843)
    Other, primarily stock options exercised               (59)      2,662
            Net cash (required for) financing
              activities                              $   (873)   $ (1,290)

            Net increase in cash and cash
              equivalents                             $  4,418    $ 19,391

  Cash and cash equivalents:
    Beginning                                           17,072      23,271

    Ending                                            $ 21,490    $ 42,662
/TABLE

[DESCRIPTION]
                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1.   BASIS OF PRESENTATION

          The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1993 and the results of operations and cash flows for the three-month periods ended December 31, 1993 and 1992.


NOTE 2.   INVESTMENT IN ASSOCIATED COMPANIES

          Condensed operating results of unconsolidated associated companies are as follows:

                                                      Three Months Ended
                                                         December 31,
                                                        1993        1992
                                                         (In Thousands)
                                                           (Unaudited)

            Revenues                                  $ 25,864    $ 24,005
            Operating expenses, except
              depreciation and amortization             16,707      15,860
            Depreciation and amortization                  492         484
            Operating income                             8,665       7,661
            Financial income                               445         359
            Income before income taxes                   9,110       8,060
            Income taxes                                 3,606       3,185
            Net income                                   5,504       4,875

          a.  Madison Newspaper, Inc. (50% owned)
          b.  Journal-Star Printing Co. (49.75% owned)
          c.  Quality Information Systems (50% owned)
          d.  Consumer Power Marketing (50% owned)

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 3.   INVENTORIES

          Inventories consist of the following:

                                              December 31,  September 30,
                                                 1993           1993
                                                   (In Thousands)
                                                     (Unaudited)

            Newsprint                           $    706     $  2,904
            Media products and services:
              Raw material                         4,460        4,737
              Finished goods                       3,771        3,536
                                                $  8,937     $ 11,177

NOTE 4.   CASH FLOWS INFORMATION

          The components of other balance sheet changes are:

                                                       Three Months Ended
                                                          December 31,
                                                        1993        1992
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) in receivables                 $ (3,133)   $   (616)
            Decrease in inventories, film
              rights and other                           2,300         668
            Increase (decrease) in accounts
              payable, accrued expenses and
              unearned income                              833     (10,884)
            Increase in income taxes payable             8,132       6,088
            Other, primarily deferred items               (750)      1,002
                                                      $  7,382    $ (3,742)

NOTE 5.   CHANGE IN ACCOUNTING PRINCIPLES

          During the quarter ended September 30, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. As permitted by Statement No. 109, the Company has elected to retroactively apply the provisions of the Statement by restating the financial statements for the previous periods. In connection with the restatement the Company recorded additional goodwill and deferred tax liabilities related to acquired identified intangibles. The change did not have a material effect on net income.

[DESCRIPTION]
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating results:

                                                       Three Months Ended
                                                          December 31,
                                                        1993        1992
                                                       (Dollar Amounts in
                                                      Thousands Except For
                                                        Per Share Data)

  Revenue                                             $102,087    $ 96,347
    Percent change                                        6.0%

  Operating expenses                                    77,048      73,546
    Percent change                                        4.8%

  Operating income                                      25,039      22,801
    Percent change                                        9.8%

  Net income                                            13,317      11,503
    Percent change                                       15.8%

  Earnings per share                                  $    .57    $    .49
    Percent change                                       16.3%

Operations by line of business are as follows:

                                                       Three Months Ended
                                                          December 31,
                                                        1993        1992
                                                         (In Thousands)

  Revenue:
    Newspapers                                        $ 63,468    $ 60,104
    Broadcasting                                        22,934      22,480
    Media products and services                         15,685      13,763
                                                      $102,087    $ 96,347

  Operating income:
    Newspapers                                        $ 19,904    $ 18,479
    Broadcasting                                         5,806       6,302
    Media products and services                          2,832       1,420
    Corporate and other                                 (3,503)     (3,400)
                                                      $ 25,039    $ 22,801

  Depreciation and amortization:
    Newspapers                                        $  2,659    $  2,963
    Broadcasting                                         1,848       1,862
    Media products and services                          1,212       1,196
    Corporate                                              124         123
                                                      $  5,843    $  6,144

  Capital expenditures:
    Newspaper                                         $  3,105    $    415
    Broadcasting                                           844         189
    Media products and services                             66         228
    Corporate                                              - -       3,586
                                                      $  4,015    $  4,418

There were no significant non-recurring items during the quarter.

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $1,263,000, 3.7%. Advertising revenue from local merchants increased $243,000, 1.1%. Local "run-of-press" advertising declined $9,000 as higher average rates did not offset the 3.8% decline in advertising inches. Local preprint units were flat while revenue increased $252,000, 3.9%. Classified advertising revenue increased $904,000, 11.3% as a result of a 9.3% increase in units in the automotive and real estate segments, more advertising by individual customers, and higher average rates. Circulation revenue increased $873,000, 5.6% as a result of higher rates which offset a .2% decrease in volume. Other revenue at daily newspapers increased $361,000 primarily as a result of increases in target marketing and other non-traditional products.

  Compensation expense increased $1,077,000, 6.1% due to a 4.9% increase in average compensation and a 1.4% increase in the number of hours worked. Newsprint and ink costs increased $139,000, 2.5% as lower unit costs only partially offset a $200,000 increase in newsprint used by newspapers. Other cash costs increased $463,000, 3.8% which includes the development costs of new products.

  Revenues from weekly newspapers, shoppers and specialty publications increased $630,000, 19%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for 7.2% of the increase.

Broadcasting:

  Exclusive of the effects of the acquisition of KZIA TV Las Cruces, New Mexico, revenue for the quarter increased $307,000, 1.4% as increases in local and national advertising more than offset the loss of $2,500,000 in political advertising received during last year's national political campaign. Compensation costs increased $690,000, 9.1% due primarily to a 5.4% increase in average compensation and a 1.6% increase in the number of hours worked. Portland, Omaha and Huntington all expanded news programming which required additional staffing and other costs. Film amortization for the quarter declined $247,000 primarily due to lower programming costs. Other cash costs increased $296,000, 6.5% for the quarter.

Media Products and Services:

  Revenue and operating income increased $1,922,000 and $1,412,000, respectively, which came in large part from operations of NAPP Systems Inc. NAPP's revenues increased 13.7% due primarily to higher plate orders from North American customers who are experiencing economic recovery compared to a year ago. This cyclical increase will not affect the basic structural change in NAPP's letterpress business where customers are expected to convert to offset or flexographic printing within the next fifteen to twenty years.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies increased $307,000 due in part to a $237,000 increase in the net income of associated newspaper companies and the balance due to income earned by 50%-owned strategic alliances, Quality Information Systems and Consumer Power Marketing.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 39.5% of pretax income for the quarter ended December 31, 1993 and 40.5% of pretax income in the quarter ended December 31, 1992. Contingencies related to the amortization of intangibles for income tax purposes increased 1992 income taxes by $309,000 (for a 1.6% increase in the effective tax rate).

Liquidity and Capital Resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $28,276,000 for the quarter. Cash provided by operations for the three months ended December 31, 1992 was reduced by $7,749,000 due to the distribution of account balances of the Company's Deferred Compensation Unit Plan. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

[DESCRIPTION]
                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit "A" - Computation of Earnings Per Share

         (b) There were no reports on Form 8-K during the quarter for which this report is filed.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEE ENTERPRISES, INCORPORATED


DATE  February 3, 1994                /s/ G. C. Wahlig
                                      G.C. Wahlig, Chief Accounting Officer

[DESCRIPTION]
                        LEE ENTERPRISES, INCORPORATED

                            PART I.  EXHIBIT "A"

                  Computation of Earnings Per Common Share
                   (In Thousands Except Per Share Amounts)

                                                      Three Months Ended
                                                          December 31,
                                                        1993        1992
                                                          (Unaudited)

Net income applicable to common shares                $ 13,317    $ 11,503

Shares:
  Weighted average common shares outstanding            23,103      23,155
  Dilutive effect of certain stock options                 359         370
  Average common shares outstanding as adjusted         23,462      23,525

Earnings per common share                             $    .57    $    .49
