Form 10-Q
period 1994-03-31
LEE ENTERPRISES INC
filed 1994-05-09
CIK 58361

[DESCRIPTION]
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[TEXT]

                                  FORM 10-Q
[x]           Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                      For Quarter Ended March 31, 1994
                                     OR
[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                               Outstanding at March 31, 1994

Common Stock, $2.00 par value                             16,235,715
Class "B" Common Stock, $2.00 par value                    6,867,862

[DESCRIPTION]
                       PART I.  FINANCIAL INFORMATION


Item 1.
                        LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                     Three Months           Six Months
                                    Ended March 31,       Ended March 31,
                                    1994       1993       1994       1993
                                                  (Unaudited)
  Operating revenue:
    Newspaper:
      Advertising                 $ 30,194   $ 28,315   $ 65,202   $ 62,060
      Circulation                   16,406     15,521     32,848     31,090
      Other                         10,031      7,858     19,361     16,197
    Broadcasting                    20,893     18,064     43,827     40,544
    Media products and services     15,440     13,594     31,072     27,374
    Equity in net income of
      associated companies           1,959      1,557      4,700      3,991
                                  $ 94,923   $ 84,909   $197,010   $181,256
  Operating expenses:
    Compensation costs            $ 34,506   $ 30,950   $ 68,609   $ 62,865
    Newsprint and ink                4,859      4,840     10,715     10,553
    Depreciation                     2,649      2,761      5,332      5,453
    Amortization of intangibles      3,173      3,424      6,333      6,876
    Other                           30,282     27,992     61,528     57,766
                                  $ 75,469   $ 69,967   $152,517   $143,513

            Operating income      $ 19,454   $ 14,942   $ 44,493   $ 37,743

  Financial (income) expense,
    net:
    Financial (income)            $   (540)  $   (472)  $ (1,249)  $ (1,073)
    Financial expense                3,363      3,881      7,095      7,952
                                  $  2,823   $  3,409   $  5,846   $  6,879

            Income before taxes
              on income           $ 16,631   $ 11,533   $ 38,647   $ 30,864

  Income taxes                       7,067      5,032     15,766     12,860

            Net income            $  9,564   $  6,501   $ 22,881   $ 18,004

  Weighted average number of
    shares                          23,461     23,491     23,461     23,508

  Earnings per share              $    .41   $    .28   $    .98   $    .77

  Dividends per share             $    .21   $    .20   $    .42   $    .40
/TABLE

                        LEE ENTERPRISES, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                March 31,  September 30,
                                                  1994          1993
                                                     (Unaudited)
          ASSETS

Cash and cash equivalents                       $ 19,856     $ 17,072
Temporary investments                             41,595       45,500
Accounts receivable, net                          43,488       45,421
Inventories                                        9,140       11,177
Film rights and other                             12,017       15,952
          Total current assets                  $126,096     $135,122

Investments, associated companies                 20,818       20,305
Property and equipment, net                       78,647       75,356
Intangibles and other assets                     247,437      251,534
                                                $472,998     $482,317

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $ 97,213     $ 91,708
Long-term debt, less current maturities          100,215      127,466
Deferred items                                    39,758       39,661
Stockholders' equity                             235,812      223,482
                                                $472,998     $482,317
/TABLE

                        LEE ENTERPRISES, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                        1994        1993
                                                          (Unaudited)
Six Months Ended March 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 22,881    $ 18,004
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                     11,665      12,329
      Distributions in excess of
        earnings of associated companies                 1,624       1,597
      Other balance sheet changes                        5,806      (4,554)
          Net cash provided by operations             $ 41,976    $ 27,376

  CASH (REQUIRED FOR) INVESTING ACTIVITIES
    Acquisitions                                      $ (2,370)   $   (444)
    Purchase of temporary investments                  (67,579)    (20,200)
    Proceeds from maturities of temporary
      investments                                       71,484      24,700
    Purchase of property and equipment                  (8,600)     (5,646)
            Net cash (required for) investing
              activities                              $ (7,065)   $ (1,590)

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $ (1,933)   $ (3,853)
    Cash dividends paid                                 (4,836)     (4,637)
    Payment of debt                                    (25,667)    (10,852)
    Other, primarily stock options exercised               309       3,029
            Net cash (required for) financing
              activities                              $(32,127)   $(16,313)

            Net increase in cash and cash
              equivalents                             $  2,784    $  9,473

  Cash and cash equivalents:
    Beginning                                           17,072      23,271

    Ending                                            $ 19,856    $ 32,744
/TABLE

[DESCRIPTION]
                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1.   BASIS OF PRESENTATION

          The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1994 and the results of operations for the three- and six-month periods ended March 31, 1994 and 1993 and cash flows for the six-month periods ended March 31, 1994 and 1993.


NOTE 2.   INVESTMENT IN ASSOCIATED COMPANIES

          Condensed operating results of unconsolidated associated companies are as follows:

                                      Three Months Ended  Six Months Ended
                                            March 31,          March 31,
                                        1994      1993      1994      1993
                                               (In Thousands)
                                                 (Unaudited)

            Revenues                  $ 22,877  $ 20,907  $ 48,741  $ 44,912
            Operating expenses,
              except depreciation
              and amortization          16,462    15,588    33,169    31,448
            Depreciation and
              amortization                 432       442       924       926
            Operating income             5,983     4,877    14,648    12,538
            Financial income               440       419       885       773
            Income before income
              taxes                      6,423     5,251    15,533    13,311
            Income taxes                 2,526     2,138     6,132     5,323
            Net income                   3,897     3,113     9,401     7,988

          a.  Madison Newspaper, Inc. (50% owned)
          b.  Journal-Star Printing Co. (49.75% owned)
          c.  Quality Information Systems (50% owned)
          d.  Consumer Target Marketing (50% owned)

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 3.   INVENTORIES

          Inventories consist of the following:

                                                March 31,   September 30,
                                                 1994           1993
                                                   (In Thousands)
                                                     (Unaudited)

            Newsprint                           $    858     $  2,904
            Media products and services:
              Raw material                         4,443        4,737
              Finished goods                       3,839        3,536
                                                $  9,140     $ 11,177

NOTE 4.   CASH FLOWS INFORMATION

          The components of other balance sheet changes are:

                                                         Six Months Ended
                                                            March 31,
                                                        1994        1993
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) decrease in receivables        $   (204)   $  4,143
            Decrease in inventories, film
              rights and other                           2,728       1,121
            Increase (decrease) in accounts
              payable, accrued expenses and
              unearned income                            2,287     (11,629)
            Increase in income taxes payable             1,557       1,453
            Other, primarily deferred items               (562)        358
                                                      $  5,806    $ (4,554)

NOTE 5.   CHANGE IN ACCOUNTING PRINCIPLES

          During the quarter ended September 30, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. As permitted by Statement No. 109, the Company has elected to apply retroactively the provisions of the Statement by restating the financial statements for the 1993 interim periods. In connection with the restatement the Company recorded additional goodwill and deferred tax liabilities related to acquired identified intangibles. The change did not have a material effect on net income.

[DESCRIPTION]
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating results:

                             Three Months Ended    Six Months Ended
                                 March 31,             March 31,
                              1994       1993       1994       1993
                             (Dollar Amounts in Thousands Except For
                                         Per Share Data)

  Revenue                   $ 94,923   $ 84,909   $197,010   $181,256
    Percent change             11.8%                  8.7%

  Operating expenses          75,469     69,967    152,517    143,513
    Percent change              7.9%                  6.3%

  Operating income            19,454     14,942     44,493     37,743
    Percent change             30.2%                 17.9%

  Net income                   9,564      6,501     22,881     18,004
    Percent change             47.1%                 27.1%

  Earnings per share        $    .41   $    .28   $    .98   $    .77
    Percent change             46.4%                 27.3%

Operations by line of business are as follows:

                             Three Months Ended    Six Months Ended
                                  March 31,            March 31,
                              1994       1993       1994       1993
                                          (In Thousands)

  Revenue:
    Newspapers              $ 58,532   $ 53,360   $122,000   $113,464
    Broadcasting              20,893     18,064     43,827     40,544
    Media products and
      services                15,498     13,485     31,183     27,248
                            $ 94,923   $ 84,909   $197,010   $181,256

  Operating income:
    Newspapers              $ 16,364   $ 13,748   $ 36,268   $ 32,227
    Broadcasting               4,626      2,272     10,432      8,574
    Media products and
      services                 3,005      1,237      5,837      2,657
    Corporate and other       (4,541)    (2,315)    (8,044)    (5,715)
                            $ 19,454   $ 14,942   $ 44,493   $ 37,743

  Depreciation and
    amortization:
    Newspapers              $  2,663   $  2,943   $  5,322   $  5,906
    Broadcasting               1,924      1,975      3,772      3,837
    Media products and
      services                 1,117      1,170      2,329      2,366
    Corporate                    118         97        242        220
                            $  5,822   $  6,185   $ 11,665   $ 12,329

  Capital expenditures:
    Newspaper               $  3,010   $    760   $  6,115   $  1,175
    Broadcasting               1,393        841      2,237      1,030
    Media products and
      services                    68         64        134        292
    Corporate                    114       (437)       114      3,149
                            $  4,585   $  1,228   $  8,600   $  5,646

There were no significant non-recurring items during the quarter or six-month period ended March 31, 1994.

                        QUARTER ENDED MARCH 31, 1994

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $1,879,000, 6.6%. Advertising revenue from local merchants increased $715,000, 4.3%. Local "run-of-press" advertising increased $589,000 on higher average rates and a .9% increase in advertising inches attributable to Easter occuring near the end of the second quarter of 1994 as opposed to the third quarter of 1993. Local preprint units were flat while revenue increased $126,000, 2.5%. Classified advertising revenue increased $974,000, 12.5% as a result of a 6.1% increase in units in the automotive, real estate and recruitment segments and higher average rates.
  Circulation revenue increased $885,000, 5.7% as a result of higher rates which offset a .4% decrease in volume. Other revenue at daily newspapers increased $1,343,000, 28.6% primarily as a result of increases in editorial fees, commercial printing, target marketing and other products delivered separately from the newspaper.

  Revenues from weekly newspapers, shoppers and specialty publications increased $830,000, 26.2%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for 42.0% of the increase.

  Compensation expense increased $1,409,000, 7.4% due to a 5.2% increase in average compensation and a 2.2% increase in the number of hours worked which includes the effect of shoppers and speciality publications acquired since the first quarter of fiscal 1993. Newsprint and ink costs increased $23,000, .4% as lower unit costs offset a $200,000 increase in newsprint used by newspapers and a $140,000 increase in newsprint used for commercial printing. Other cash costs increased $1,414,000, 11.1% which includes the effect of acquisitions, commercial printing costs and the development costs of new products.

Broadcasting:

  Exclusive of the effects of the acquisition of KZIA-TV, Las Cruces, New Mexico, revenue for the quarter increased $2,692,000, 14.9% primarily due to the broadcast of the Winter Olympics on our five CBS affiliates. Compensation costs increased $550,000, 7.1% principally resulting from a 4.9% increase in the number of hours worked. Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Film amortization for the quarter declined $224,000 primarily due to lower programming costs. Other cash costs increased $92,000, 2.1% for the quarter.

Media Products and Services:

  Revenue and operating income increased $2,013,000 and $1,768,000, respectively, which came in large part from operations of NAPP Systems Inc. NAPP's revenues increased 13.8% due primarily to higher plate orders from customers in Europe, Asia and other international markets. This cyclical increase will not affect the basic structural change in NAPP's letterpress business where substantially all customers are expected to convert to offset or flexographic printing within the next fifteen to twenty years.

Corporate and other:

  Costs for the quarter increased $2,226,000. Compensation and related costs increased $1,825,000. Approximately $1,100,000 of the increase related to performance based long-term incentive and other compensation accruals. Medical costs included an increase of approximately $300,000 related to large claims incurred during the quarter.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies increased $402,000 due in part to a $235,000 increase in the net income of associated newspaper companies and the balance due to income earned by 50%-owned strategic alliances, Quality Information Systems and Consumer Target Marketing.

Financial Expenses and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 42.5% of pretax income for the quarter ended March 31, 1994 and 43.6% of pretax income in the quarter ended March 31, 1993. Income taxes for the quarter ended March 31, 1994 were increased by $300,000 (for a 2.0% increase in the effective tax rate) due to proposed adjustments related to a current income tax examination. Contingencies related to the amortization of intangibles for income tax purposes increased 1993 income taxes by $300,000 (for a 2.6% increase in the effective tax rate).

                       SIX MONTHS ENDED MARCH 31, 1994

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $3,142,000, 5.1%. Advertising revenue from local merchants increased $243,000, 1.1% in the first quarter and $715,000, 4.3% in the second quarter. Local "run-of-press" advertising declined $9,000 in the first quarter and increased $589,000 in the second quarter. Higher average rates were realized in both periods but did not offset the 3.8% decline in advertising inches in the first quarter. Volume increased .9% in the second quarter partly due to pre-Easter Promotional Activity. Local preprint units were flat while revenue increased $252,000, 3.9% in the first quarter and $126,000, 2.5% in the second quarter. Classified advertising revenue increased $904,000, 11.3% in the first quarter and $974,000, 12.5% in the second quarter as a result of a 9.3% first quarter and 6.1% second quarter increase in units in the automotive, real estate and recruitment segments, more advertising by individual customers, and higher average rates. Circulation revenue increased $873,000, 5.6% in the first quarter and $885,000, 5.7% in the second quarter as a result of higher rates which offset slight decreases in volume. Other revenue at daily newspapers increased $361,000 in the first quarter and $1,343,000 in the second quarter primarily as a result of increases in commercial printing, target marketing and other non-traditional products.

  Revenues from weekly newspapers, shoppers and specialty publications increased $1,460,000, 22.5%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for 40.2% of the increase.

  Compensation expense increased $2,813,000, 7.3% due to a 5.0% increase in average compensation and a 2.3% increase in the number of hours worked which includes the effect of shoppers and specialty publications acquired since the end of fiscal 1992. Newsprint and ink costs increased $162,000, 1.5% as lower unit costs only partially offset a $400,000 increase in newsprint used by newspapers and a $140,000 increase in newsprint used for commercial printing. Other cash costs increased $2,103,000, 8.0% which includes the effect of acquisitions, commercial printing costs and the development costs of new products.

Broadcasting:

  Exclusive of the effects of the acquisition of KZIA-TV, Las Cruces, New Mexico, revenue for the six months increased $3,000,000, 7.4% as increases in local and national advertising including the effect of broadcasting the Winter Olympics on our five CBS affiliates more than offset the loss of $2,300,000 in political advertising received during last year's national political campaign. Compensation costs increased $1,240,000, 8.1% due primarily to an increase in average compensation and a 3.3% increase in the number of hours worked. Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Film amortization declined $471,000 primarily due to lower programming costs. Other cash costs increased $392,000, 4.4% for the six month period.

Media Products and Services:

  Revenue and operating income increased $3,935,000 and $3,180,000, respectively, which came in large part from operations of NAPP Systems Inc. NAPP's revenues increased 13.7% due primarily to higher plate orders from North American customers who are experiencing economic recovery compared to a year ago and increases in sales to international customers, due in part to the new distribution arrangements with former customers of BASF. This cyclical increase will not affect the basic structural change in NAPP's letterpress business where substantially all customers are expected to convert to offset or flexographic printing within the next fifteen to twenty years.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies increased $709,000 due in part to a $472,000 increase in the net income of associated newspaper companies, with the balance due to income earned by 50%-owned strategic alliances, Quality Information Systems and Consumer Target Marketing.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 40.8% of pretax income for the six months ended
  March 31, 1994 and 41.7% of pretax income in the six months ended
  March 31, 1993. Contingencies related to the amortization of intangibles for income tax purposes increased 1993 income taxes by $609,000 (for a 2.0% increase in the effective tax rate).

Liquidity and capital resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $41,976,000 for the six months ended March 31, 1994. Cash provided by operations for the six months ended March 31, 1993 was reduced by $7,749,000 due to the distribution of account balances of the Company's Deferred Compensation Unit Plan. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                        LEE ENTERPRISES, INCORPORATED

                         PART II.  OTHER INFORMATION

[DESCRIPTION]
Item 4.  Submission of matters a vote of security holders

         (a) The annual meeting of the Company was held on January 28, 1994.

         (b) J.P. Guerin, Charles E. Rickershauser and Mark Vittert were reelected directors for a three-year term expiring at the 1997 annual meeting. Harry A. Fischer, Jr. was reelected as a director for a one-year term expiring at the 1995 annual meeting. Directors whose terms of office continued after the meeting include: Rance E. Crain, Richard D. Gottlieb, Phyllis Sewell, Andrew E. Newman, Ronald L. Rickman, Lloyd G. Schermer, and Richard W. Sonnenfeldt.

         (c) No other matters were voted upon at the meeting. Votes were cast for nominees for director as follows:

                                               For          Against

              J.P. Guerin                   71,515,102      1,490,547
              Charles E. Rickershauser      71,515,111      1,490,538
              Mark Vittert                  71,314,120      1,691,529
              Harry A. Fischer              71,281,932      1,723,717

              Votes withheld abstentions and broker non-votes were not significant.

         (d)  Not applicable.

[DESCRIPTION]
Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11 - Computation of Earnings Per Share

         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LEE ENTERPRISES, INCORPORATED




DATE   May 9, 1994                         /s/ G. C. Wahlig
                                           G. C. Wahlig, Chief Accounting
                                             Officer

[DESCRIPTION]
                        LEE ENTERPRISES, INCORPORATED

                             PART I.  EXHIBIT 11

                  Computation of Earnings Per Common Share
                   (In Thousands Except Per Share Amounts)

                            Three Months Ended     Six Months Ended
                                 March 31,             March 31,
                              1994       1993       1994       1993
                                           (Unaudited)

Net income applicable to
  common shares             $  9,564   $  6,501   $ 22,881   $ 18,004

Shares:
  Weighted average common
    shares outstanding        23,103     23,189     23,104     23,172
  Dilutive effect of
    certain stock options        358        302        357        336
  Average common shares
    outstanding as adjusted   23,461     23,491     23,461     23,508

Earnings per common share   $    .41   $    .28   $    .98   $    .77
