Form 10-Q
period 1994-06-30
LEE ENTERPRISES INC
filed 1994-08-09
CIK 58361

[DESCRIPTION]
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q
[x]           Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                       For Quarter Ended June 30, 1994
                                     OR
[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                Outstanding at June 30, 1994

Common Stock, $2.00 par value                             16,436,634
Class "B" Common Stock, $2.00 par value                    6,739,276

[DESCRIPTION]
                       PART I.  FINANCIAL INFORMATION


Item 1.
                        LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                     Three Months          Nine Months
                                    Ended June 30,        Ended June 30,
                                    1994       1993       1994       1993
                                                  (Unaudited)
  Operating revenue:
    Newspaper:
      Advertising                 $ 35,027   $ 32,759   $100,229   $ 94,819
      Circulation                   16,585     15,901     49,433     46,991
      Other                         10,233      8,701     29,594     24,898
    Broadcasting                    23,179     20,947     67,006     61,491
    Media products and services     15,439     16,036     46,511     43,410
    Equity in net income of
      associated companies           2,559      2,699      7,259      6,690
                                  $103,022   $ 97,043   $300,032   $278,299
  Operating expenses:
    Compensation costs            $ 34,657   $ 32,918   $103,266   $ 95,783
    Newsprint and ink                6,113      5,860     16,828     16,413
    Depreciation                     2,692      2,808      8,024      8,261
    Amortization of intangibles      3,130      3,384      9,463     10,260
    Other                           30,147     29,546     91,675     87,312
                                  $ 76,739   $ 74,516   $229,256   $218,029

            Operating income      $ 26,283   $ 22,527   $ 70,776   $ 60,270

  Financial (income) expense,
    net:
    Financial (income)            $   (760)  $   (570)  $ (2,009)  $ (1,643)
    Financial expense                3,219      3,834     10,314     11,786
                                  $  2,459   $  3,264   $  8,305   $ 10,143

            Income before taxes
              on income           $ 23,824   $ 19,263   $ 62,471   $ 50,127

  Income taxes                       9,457      7,414     25,223     20,274

            Net income            $ 14,367   $ 11,849   $ 37,248   $ 29,853

  Weighted average number of
    shares                          23,413     23,442     23,445     23,486

  Earnings per share              $    .61   $    .51   $   1.59   $   1.27

  Dividends per share                  .21        .20        .63        .60

                        LEE ENTERPRISES, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                June 30,   September 30,
                                                  1994          1993
                                                     (Unaudited)
          ASSETS

Cash and cash equivalents                       $ 27,071     $ 17,072
Temporary investments                             46,775       45,500
Accounts receivable, net                          48,162       45,421
Inventories                                       10,165       11,177
Film rights and other                             13,114       15,952
          Total current assets                  $145,287     $135,122

Investments, associated companies                 21,657       20,305
Property and equipment, net                       79,624       75,356
Intangibles and other assets                     245,268      251,534
                                                $491,836     $482,317

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $106,980     $ 91,708
Long-term debt, less current maturities           97,649      127,466
Deferred items                                    39,999       39,661
Stockholders' equity                             247,208      223,482
                                                $491,836     $482,317

                        LEE ENTERPRISES, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                        1994        1993
                                                          (Unaudited)
Nine Months Ended June 30:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 37,248    $ 29,853
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                     17,487      18,521
      Distributions in excess of
        earnings of associated companies                   785         913
      Other balance sheet changes                        8,671      (3,938)
          Net cash provided by operations             $ 64,191    $ 45,349

  CASH (REQUIRED FOR) INVESTING ACTIVITIES
    Acquisitions                                      $ (4,083)   $   (444)
    Purchase of temporary investments                 (102,003)    (53,500)
    Proceeds from maturities of temporary
      investments                                      100,728      36,700
    Purchase of property and equipment                 (11,953)     (7,826)
            Net cash (required for) investing
              activities                              $(17,311)   $(25,070)

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $ (2,118)   $ (5,888)
    Cash dividends paid                                 (9,688)     (9,275)
    Payment of debt                                    (27,267)    (10,862)
    Other, primarily stock options exercised             2,192       4,232
            Net cash (required for) financing
              activities                              $(36,881)   $(21,793)

            Net increase (decrease) in cash and
              cash equivalents                        $  9,999    $ (1,514)

  Cash and cash equivalents:
    Beginning                                           17,072      23,271

    Ending                                            $ 27,071    $ 21,757

[DESCRIPTION]
                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1.   BASIS OF PRESENTATION

          The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1994 and the results of operations for the three- and nine-month periods ended June 30, 1994 and 1993 and cash flows for the nine-month periods ended June 30, 1994 and 1993.


NOTE 2.   INVESTMENT IN ASSOCIATED COMPANIES

          Condensed operating results of unconsolidated associated companies are as follows:

                                      Three Months Ended  Nine Months Ended
                                            June 30,           June 30,
                                        1994      1993      1994      1993
                                               (In Thousands)
                                                 (Unaudited)

            Revenues                  $ 24,759  $ 23,903  $ 73,500  $ 68,815
            Operating expenses,
              except depreciation
              and amortization          16,236    15,237    49,405    46,686
            Depreciation and
              amortization                 428       409     1,352     1,335
            Operating income             8,095     8,257    22,743    20,794
            Financial income               438       420     1,323     1,193
            Income before income
              taxes                      8,533     8,677    24,066    21,987
            Income taxes                 3,406     3,273     9,538     8,596
            Net income                   5,127     5,404    14,528    13,391

          a.  Madison Newspaper, Inc. (50% owned)
          b.  Journal-Star Printing Co. (49.75% owned)
          c.  Quality Information Systems (50% owned)
          d.  Consumer Target Marketing (50% owned)

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 3.   INVENTORIES

          Inventories consist of the following:

                                                June 30,    September 30,
                                                 1994           1993
                                                   (In Thousands)
                                                     (Unaudited)

            Newsprint                           $    498     $  2,904
            Media products and services:
              Raw material                         4,478        4,737
              Finished goods                       5,189        3,536
                                                $ 10,165     $ 11,177

NOTE 4.   CASH FLOWS INFORMATION

          The components of other balance sheet changes are:

                                                        Nine Months Ended
                                                            June 30,
                                                        1994        1993
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) decrease in receivables        $ (4,623)   $  1,251
            Decrease in inventories, film
              rights and other                            (406)       (334)
            Increase (decrease) in accounts
              payable, accrued expenses and
              unearned income                            9,098      (6,597)
            Increase in income taxes payable             4,661       1,394
            Other, primarily deferred items                (59)        348
                                                      $  8,671    $ (3,938)

NOTE 5.   CHANGE IN ACCOUNTING PRINCIPLES

          During the quarter ended September 30, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. As permitted by Statement No. 109, the Company has elected to apply retroactively the provisions of the Statement by restating the financial statements for the 1993 interim periods. In connection with the restatement the Company recorded additional goodwill and deferred tax liabilities related to acquired identified intangibles. The change did not have a material effect on net income.

[DESCRIPTION]
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating results:

                             Three Months Ended   Nine Months Ended
                                  June 30,              June 30,
                              1994       1993       1994       1993
                             (Dollar Amounts in Thousands Except For
                                         Per Share Data)

  Revenue                   $103,022   $ 97,043   $300,032   $278,299
    Percent change              6.2%                  7.8%

  Operating expenses          76,739     74,516    229,256    218,029
    Percent change              3.0%                  5.1%

  Operating income            26,283     22,527     70,776     60,270
    Percent change             16.7%                 17.4%

  Net income                  14,367     11,849     37,248     29,853
    Percent change             21.3%                 24.8%

  Earnings per share        $    .61   $    .51   $   1.59   $   1.27
    Percent change             19.6%                 25.2%

Operations by line of business are as follows:

                             Three Months Ended   Nine Months Ended
                                  June 30,             June 30,
                              1994       1993       1994       1993
                                          (In Thousands)

  Revenue:
    Newspapers              $ 64,398   $ 59,879   $186,398   $173,343
    Broadcasting              23,179     20,947     67,006     61,491
    Media products and
      services                15,445     16,217     46,628     43,465
                            $103,022   $ 97,043   $300,032   $278,299

  Operating income:
    Newspapers              $ 19,672   $ 18,421   $ 55,940   $ 50,648
    Broadcasting               6,207      4,412     16,639     12,986
    Media products and
      services                 3,694      2,125      9,531      4,782
    Corporate and other       (3,290)    (2,431)   (11,334)    (8,146)
                            $ 26,283   $ 22,527   $ 70,776   $ 60,270

                             Three Months Ended   Nine Months Ended
                                  June 30,             June 30,
                              1994       1993       1994       1993
                                          (In Thousands)

  Depreciation and
    amortization:
    Newspapers              $  2,787   $  3,091   $  8,109   $  8,997
    Broadcasting               1,786      1,914      5,558      5,751
    Media products and
      services                 1,117      1,036      3,446      3,402
    Corporate                    132        151        374        371
                            $  5,822   $  6,192   $ 17,487   $ 18,521

  Capital expenditures:
    Newspaper               $  2,554   $    250   $  8,669   $  1,425
    Broadcasting                 746      1,632      2,983      2,662
    Media products and
      services                    33         22        167        314
    Corporate                     20        276        134      3,425
                            $  3,353   $  2,180   $ 11,953   $  7,826

There were no significant non-recurring items during the quarter or nine-month period ended June 30, 1994.

                         QUARTER ENDED JUNE 30, 1994

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $2,268,000, 6.9%. Advertising revenue from local merchants increased $885,000, 4.6%. Local "run-of-press" advertising increased $547,000 on higher average rates despite a 1.1% decrease in advertising inches. Local preprint units were up 3.3% and revenue increased $338,000, 5.6%. Classified advertising revenue increased $1,387,000, 14.9%, as a result of a 10.8% increase in units primarily in the automotive and recruitment segments and higher average rates. Circulation revenue increased $684,000, 4.3%, as a result of higher rates which offset a 1.1% decrease in volume. Other revenue at daily newspapers increased $618,000, 12.1%, primarily as a result of increases in editorial fees, commercial printing, target marketing and other products delivered separately from the newspaper.

  Revenues from weekly newspapers, shoppers and specialty publications increased $914,000, 25.4%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for 63.2% of the increase.

  Compensation expense increased $1,743,000, 9.0%, due to a 5.6% increase in average compensation and a 3.4% increase in the number of hours worked which includes the effect of shoppers and specialty publications acquired since the first quarter of fiscal 1993. Newsprint and ink costs increased $253,000, 4.3%, primarily as a result of a $150,000 increase in newsprint used by newspapers and a $95,000 increase in newsprint used for commercial printing. Other cash costs increased $1,461,000, 11.0%, which includes the effect of acquisitions, commercial printing costs and the development costs of new products.

Broadcasting:

  Exclusive of the effects of the acquisition of KZIA-TV Las Cruces, New Mexico, revenue for the quarter increased $2,167,000, 10.4%, primarily due to growth in the Albuquerque, Tucson and Portland markets. The New Mexico Primary accounted for more than one half of the approximately $1,000,000 increase in political advertising revenue this quarter. Compensation costs increased $730,000, 9.3%, principally resulting from a 5.4% increase in the number of hours worked. Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Film amortization for the quarter declined $260,000 primarily due to lower programming costs. Other cash costs were essentially flat.

Media Products and Services:

  Revenue decreased $772,000 and operating income increased $1,569,000, respectively, which came in large part from operations of NAPP Systems Inc. NAPP's revenues decreased 3.4% due primarily to the 1993 one-time sale of letterpress printing plate inventories to NAPP's new European distributor.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $140,000 as a $35,000 increase in the net income of associated newspaper companies only partially offset a decrease in income earned by 50%-owned strategic alliances, Quality Information Systems and Consumer Target Marketing.

Financial Expenses and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 39.7% of pretax income for the quarter ended June 30, 1994 and 38.5% of pretax income in the quarter ended June 30, 1993. Contingencies related to the amortization of intangibles for income tax purposes increased 1993 income taxes by $300,000 (for a 1.5% increase in the effective tax rate) but were offset by results of an income tax audit concluded during the quarter.

                       NINE MONTHS ENDED JUNE 30, 1994

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $5,410,000, 5.7%. Advertising revenue from local merchants increased $243,000, 1.1%, in the first quarter, $715,000, 4.3%, in the second quarter and $885,000, 4.6%, in the third quarter. Local "run-of-press" advertising declined $9,000 in the first quarter and increased $589,000 and $547,000 in the second and third quarters, respectively. Higher average rates were realized in all periods but did not offset the 3.8% decline in advertising inches in the first quarter. Volume increased .9% in the second quarter partly due to pre-Easter promotional activity. Volume declined 1.1% in the third quarter. Local preprint units were flat while revenue increased $252,000, 3.9%, in the first quarter and $126,000, 2.5%, in the second quarter. Preprint units increased 3.3% in the third quarter and revenue increased 5.6%. Classified advertising revenue increased $904,000, 11.3%, in the first quarter, $974,000, 12.5%, in the second quarter and $1,387,000, 14.9%, in the third quarter as a result of 9.3% first quarter, 6.1% second quarter and 10.8% third quarter increases in units in the automotive, real estate and recruitment segments, more advertising by individual customers, and higher average rates. Circulation revenue increased $873,000, 5.6%, in the first quarter, $885,000, 5.7%, in the second quarter, and $684,000, 4.3%, in the third quarter as a result of higher rates which offset slight decreases in volume. Other revenue at daily newspapers increased $361,000 in the first quarter, $1,343,000 in the second quarter, and $618,000 in the third quarter primarily as a result of increases in commercial printing, target marketing and other non-traditional products.

  Revenues from weekly newspapers, shoppers and specialty publications increased $2,374,000, 23.5%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for 49.1% of the increase.

  Compensation expense increased $4,555,000, 7.9%, due to a 5.6% increase in average compensation and a 2.3% increase in the number of hours worked which includes the effect of shoppers and specialty publications acquired since the end of fiscal 1993. Newsprint and ink costs increased $415,000, 2.5%, as lower unit costs only partially offset a $550,000 increase in newsprint used by newspapers and a $235,000 increase in newsprint used for commercial printing. Other cash costs increased $3,566,000, 9.0%, which includes the effect of acquisitions, commercial printing costs and the development costs of new products.

Broadcasting:

  Exclusive of the effects of the acquisition of KZIA-TV, Las Cruces, New Mexico, revenue for the nine months increased $5,166,000, 8.4%, as increases in local and national advertising including the effect of broadcasting the Winter Olympics on our five CBS affiliates more than offset the loss of $2,300,000 in political advertising received during last year's national political campaign. Compensation costs increased $1,976,000, 8.5%, due primarily to an increase in average compensation and a 3.5% increase in the number of hours worked. Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Film amortization declined $768,000 primarily due to lower programming costs. Other cash costs increased $398,000, 3.0%, for the nine month period.

Media Products and Services:

  Revenue and operating income increased $3,163,000 and $4,749,000, respectively, which came in large part from operations of NAPP Systems Inc. NAPP's revenues increased 7.4% due primarily to higher plate orders from North American customers who are experiencing economic recovery compared to a year ago and increases in sales to international customers, which include new distribution arrangements with former customers of BASF. The distribution agreement also affected the third quarter comparisons as previously discussed. This cyclical increase will not affect the basic structural change in NAPP's letterpress business where substantially all customers are expected to convert to offset or flexographic printing within the next fifteen to twenty years.

Corporate and other:

  Year-to-date costs increased $3,188,000. In the second quarter costs increased $2,226,000 of which $1,825,000 related to compensation. Approximately $1,100,000 of the increase related to performance-based long-term incentive and other compensation.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies increased $569,000 due in part to a $507,000 increase in the net income of associated newspaper companies, with the balance attributable to income earned by 50%-owned strategic alliances, Quality Information Systems and Consumer Target Marketing.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 40.4% of pretax income for the nine months ended
  June 30, 1994 and June 30, 1993. Contingencies related to the amortization of intangibles for income tax purposes increased 1993 income taxes by $905,000 (for a 1.8% increase in the effective tax rate) but the increase was partially offset by results of an income tax audit concluded during the third quarter.

Liquidity and capital resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $64,191,000 for the nine months ended June 30, 1994. Cash provided by operations for the nine months ended June 30, 1993 was reduced by $7,749,000 due to the distribution of account balances of the Company's Deferred Compensation Unit Plan. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                        LEE ENTERPRISES, INCORPORATED

                         PART II.  OTHER INFORMATION

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

                                           LEE ENTERPRISES, INCORPORATED




DATE
                                          \s\ G. C. Wahlig, Chief Accounting
                                             Officer