Form 10-K
period 1994-09-30
LEE ENTERPRISES INC
filed 1994-12-27
CIK 58361

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1994

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 1-6227

                       LEE ENTERPRISES, INCORPORATED

          (Exact name of registrant as specified in its charter)

        Delaware                                   42-0823980
(State of Incorporation)              (I.R.S. Employer Identification No.)

215 N. Main Street, Davenport, Iowa                  52801
(Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code (319) 383-2100

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange On
         Title of Each Class                      Which Registered

  Common Stock      $2.00 par value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class

  Class B Common Stock     $2.00 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 9, 1994. Common Stock and Class B Common Stock, $2.00 par value: $723,000,000.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 9, 1994. Common Stock, $2.00 par value, 15,754,767 shares; and Class B Common Stock, $2.00 par value, 6,666,872 shares.

                                  PART I


Item 1. Business

    Item 1(a) Recent business developments. During the Company's fiscal year ended September 30, 1994 there were no material developments in the Company's business.

    Item 1(b) Financial information about industry segments. See Note 9 to the Notes to Financial Statements under Item 8, herein.

    Item 1(c) Narrative description of business.


                               NEWSPAPERS


    The Company and its subsidiaries publish the following daily newspapers:

    Quad-City Times - Davenport, Iowa
    The Wisconsin State Journal - Madison, Wisconsin
    The Lincoln Star - Lincoln, Nebraska
    The Journal Times - Racine, Wisconsin
    LaCrosse Tribune - LaCrosse, Wisconsin
    Gazette Times - Corvallis, Oregon
    Globe-Gazette - Mason City, Iowa
    Ottumwa Courier - Ottumwa, Iowa
    Star Courier - Kewanee, Illinois
    Muscatine Journal - Muscatine, Iowa
    Billings Gazette - Billings, Montana
    The Montana Standard - Butte, Montana
    Missoulian - Missoula, Montana
    Independent Record - Helena, Montana
    Bismarck Tribune - Bismarck, North Dakota
    Herald and Review - Decatur, Illinois
    Southern Illinoisan - Carbondale, Illinois
    Winona Daily News - Winona, Minnesota
    Rapid City Journal - Rapid City, South Dakota

    One daily and Sunday newspaper, The Wisconsin State Journal, and one daily newspaper, The Capital Times, are published in Madison, Wisconsin, both of which are owned by Madison Newspapers, Inc. The Company owns 50% of the outstanding capital stock of Madison Newspapers, Inc. The Company has a contract to furnish the editorial and news content for The Wisconsin State Journal, which is a morning newspaper published seven days each week. The Capital Times Company, of which the Company owns 17% of the nonvoting common stock, owns the other 50% of the outstanding capital stock of Madison Newspapers, Inc., and has a similar contract to furnish the editorial and news content for The Capital Times, which is an afternoon newspaper published daily, except Sunday. Both newspapers are produced in the printing plant of Madison Newspapers, Inc., which maintains common advertising, circulation, delivery and business departments for the two newspapers. The Company is compensated for supplying the editorial and news content. In the newspaper field and rating services The Wisconsin State Journal is classified as one of the Lee Group of newspapers.

    The Company owns 49.75% of the outstanding capital stock of Journal-Star Printing Co., Lincoln, Nebraska, which publishes two weekday newspapers, The Lincoln Star and The Lincoln Journal, as well as the Saturday Journal Star and the Sunday Journal and Star. The Company has a contract to furnish the editorial and news content for The Lincoln Star, which is a morning newspaper published daily, except Saturday and Sunday, and certain holidays, the editions of the Journal Star published on Saturday and certain holidays, and not less than 15% of the editorial and news content for the Sunday newspaper, the Sunday Journal and Star. Journal Limited Partnership, a partnership not affiliated with the Company, which owns 50.25% of the outstanding capital stock of Journal-Star Printing Co., has a similar contract to furnish the editorial and news content for The Lincoln Journal, which is an afternoon newspaper published daily, except Saturday, Sunday and certain holidays and not more than 85% of the news and editorial content for the Sunday Journal and Star. These newspapers are produced in the printing plant of Journal-Star Printing Co., which maintains common advertising, circulation, delivery and business departments for the two daily and Sunday newspapers. The Company is compensated for supplying the editorial and news content and certain administrative services. In the newspaper field and rating services The Lincoln Star is classified as one of the Lee Group of newspapers.

    The Company also publishes 36 weekly newspapers, shoppers and special industry publications.

    The basic raw material of newspapers is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate to its needs. Price increases for newsprint are probable in the future.

        Newspaper revenue has traditionally been highest in the quarter ended December 31 and, likewise, has been lowest in the quarter ended March 31.

        The Company's newspapers compete with newspapers having national or regional circulation, as well as magazines, radio, television and other advertising media such as billboards, shoppers and direct mail. In addition, many of the Company's daily and Sunday newspapers compete with other newspapers in nearby cities and towns.

                               BROADCASTING


    The Company and its subsidiaries own and operate the following television stations:

                                                               Nielsen DMA
       Station                                   Affiliation  Market Ranking

  KOIN-TV - Portland, Oregon                          CBS          25
  KGMB-TV - Honolulu, Hawaii                          CBS          69 <F1>
  WSAZ-TV - Huntington-Charleston, West Virginia      NBC          56
  KMTV - Omaha, Nebraska                              CBS          74
  KGUN-TV - Tucson, Arizona                           ABC          81
  KRQE-TV - Albuquerque, New Mexico                   CBS          49 <F2>
  KBIM-TV - Roswell, New Mexico                       CBS          49 <F2>
  KZIA-TV - Las Cruces, New Mexico                Paramount       100 <F3>

  [FN]
  <F1> KGMB-TV also operates satellite stations KGMD-TV, Hilo, Hawaii and
       KGMV-TV, Maui, Hawaii.
  <F2> Combined DMA rank.
  <F3> El Paso, Texas DMA Rank

    Broadcasting revenue has traditionally been highest in the quarter ended December 31 and, likewise, has been lowest in the quarter ended March 31.

    The Company's television stations are in competition with other over-the-air broadcast, direct broadcast satellite ("DBS") and cable television, and radio companies, as well as other advertising media such as newspapers, magazines and billboards. Competition in the television broadcasting industry occurs primarily in individual market areas. Generally, a television station in one market does not compete with other stations in other market areas, nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. DBS and cable television systems in the Company's broadcasting markets operate on a subscriber payment basis and compete by importing out-of-market television signals or by originating programming to the extent permitted or required by present or future rules of the Federal Communications Commission ("FCC").

    The Company's television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to assign frequency bands, to determine the location of stations, to regulate the apparatus used by stations, to establish areas to be served, to adopt regulations necessary to carry out the provisions of the Act and to impose penalties for violation of such regulations. Television licenses are granted for a maximum period of five years and, upon application, may be renewed for additional five-year terms. The FCC is required to hold a hearing on a renewal application if a conflicting application is filed, if a substantial and material question of fact is raised with respect to the renewal application, or if for any reason the FCC is unable to find that the grant of the renewal application would serve the public interest, convenience and necessity. Renewal of the Company's television licenses has never been denied and all such licenses are now in full force and effect.

                         MEDIA PRODUCTS AND SERVICES


    NAPP Systems Inc. ("NAPP") has been wholly-owned by the Company since September 14, 1990 and is engaged in the business of manufacturing and selling photosensitive letterpress (NAPPlate) and flexographic (NAPPflex) polymer printing plates and selling related plate processing equipment manufactured under contracts by others to newspaper publishers, preprint, or telephone directory printing businesses located throughout the world.

    NAPP is subject to competition in the photopolymer plate business. Present supplies and/or contracts with suppliers of aluminum, steel and chemicals used in manufacturing of NAPP plates are deemed adequate. Price increases for these raw materials are probable in the future, but these increases will affect competition as well as NAPP.

    Under an Assignment and License Agreement with Nippon Paint Co., Ltd. ("Nippon"), former owner of 50% of the outstanding capital stock of NAPP, NAPP was granted the exclusive worldwide, nonassignable and nonsublicensable right to use Nippon's NAPPlate and NAPPflex patent rights in development, design, manufacture, marketing, sale, and distribution of photopolymer printing plates for use by newsprint, preprint, and telephone directory printing businesses throughout the world. In return for rights under the Assignment and License Agreement with Nippon, which are of substantial importance to NAPP, NAPP agreed to pay a fixed payment with respect to NAPPlate patent rights, which amount has been fully paid at the date of this report. With respect to NAPPflex patent rights, NAPP pays the greater of a minimum royalty or an annual royalty fee equal to 2% of the yearly defined net sales of NAPP.

                               OTHER MATTERS


    Compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

    In September 1994, the Company, its subsidiaries and associated companies had approximately 4,700 employees, including approximately 1,600 part-time employees.

Item 2. Properties

    The Company's executive offices are located in facilities leased under a short-term arrangement at 215 North Main Street, Davenport, Iowa.

    All of the newspaper printing plants (except Madison and Lincoln) are owned by the Company. All newspaper printing plants (including Madison and Lincoln) are well maintained, are in good condition, and are suitable for the present office and publishing operations of the newspapers. All newspaper plants are adequately equipped with typesetting, printing and other equipment required in the publication of newspapers.

    All offices, studios, and transmitter buildings of the broadcasting divisions are owned or subject to long-term lease by the Company. All of the television properties are adequately equipped for present operations, and are in good condition and repair. Network television programs are received via satellite.

    The office, production and primary warehouse facilities of NAPP are located in buildings in San Marcos, California which are owned by NAPP, are in good condition and repair, and are suitable for its operations.

Item 3. Legal Proceedings

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                  PART II


Item 5. Market for the Registrant's Common Stock and Related
          Stockholder Matters

COMMON STOCK PRICES AND DIVIDENDS

Lee Common Stock is listed on the New York Stock Exchange. The table below shows the high and low prices of Lee Common Stock for each quarter during the past three years, the closing price at the end of each quarter and the dividends paid per share.

                                                Quarter
                                 4th        3rd        2nd        1st
STOCK PRICES

1994:
 High                          $ 35-1/2   $ 35-1/2   $ 38-1/8   $ 35
 Low                             32         31-3/4     33-3/4     31
 Closing                         34-1/2     32         35-1/8     35

1993:
 High                          $ 31-5/8   $ 30-1/4   $ 31-1/2   $ 34-1/2
 Low                             27-1/2     27-1/4     28-1/2     30-1/4
 Closing                         31-3/8     27-1/4     29-5/8     30-1/2

1992:
 High                          $ 32       $ 30       $ 27-7/8   $ 23-1/4
 Low                             27-1/2     26         23-1/8     20-1/4
 Closing                         32         27-1/4     26-7/8     23-1/4

DIVIDENDS PAID
 1994                          $ .21      $ .21      $ .21      $ .21
 1993                            .20        .20        .20        .20
 1992                            .20        .19        .19        .19

    For a description of the relative rights of Common Stock and Class B Common Stock, see Note 6 of the Notes to Financial Statements under Item 8 herein.

    At September 30, 1994, the Company had 5,118 holders of Common Stock and 3,026 holders of Class B Common Stock.

Item 6. Selected Financial Data

                      FIVE YEAR FINANCIAL PERFORMANCE


Year Ended September 30:    1994      1993      1992      1991      1990
                                  (In Thousands Except Per Share Data)

OPERATIONS
  Operating revenue       $402,551  $372,907  $363,918  $346,260  $287,477

  Net income              $ 50,854  $ 41,236  $ 38,492  $ 31,501  $ 43,494



PER SHARE AMOUNTS
  Weighted average shares   23,425    23,460    23,341    23,292    23,928
  Earnings                $   2.17  $   1.76  $   1.65  $   1.35  $   1.82
  Dividends                    .84       .80       .77       .76       .72


OTHER DATA
  Total assets            $474,701  $482,317  $504,985  $490,264  $496,395
  Debt, including current
     maturities            130,532   160,214   173,537   191,096   205,007
  Stockholders' equity     241,930   223,482   203,812   183,035   173,343

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Management Review and Discussions

Operating results are summarized below:

                                                1994      1993      1992
                                                     (In Thousands)

Operating revenue                             $402,551  $372,907  $363,918
  Percent change                                  7.9%      2.5%      5.1%
Operating income                                95,477    81,139    80,169
  Percent change                                 17.7%      1.2%     15.6%
Net income                                      50,854    41,236    38,492
  Percent change                                 23.3%      7.1%     22.2%
Earnings per share                                2.17      1.76      1.65
  Percent change                                 23.3%      6.7%     22.2%

Fiscal 1994 and 1993 comparisons were not affected by significant acquisitions. The 1992 operating revenue growth rate was 2.1% excluding the effect of the purchase of New Mexico Broadcasting Company, Inc.

NEWSPAPERS

                                                1994      1993      1992
                                                     (In Thousands)

Operating revenue                             $241,032  $223,423  $213,666
  Percent change                                  7.9%      4.6%      2.9%
Operating income:
  Wholly-owned properties                       65,881    58,434    59,144
    Percent change                               12.7%     (1.2%)    18.7%
  Equity in net income                          10,031     9,502     8,667
    Percent change                                5.6%      9.6%      8.4%
Operating margin, wholly-owned properties        27.3%     26.2%     27.7%


The newspaper segment includes daily and weekly newspapers, shoppers, and specialty publications. Operating revenue consists of the following:

                                                1994      1993      1992
                                                     (In Thousands)
Daily newspaper:
  Advertising                                 $134,322  $126,920  $122,762
     Percent change                               5.8%      3.4%      2.5%
  Circulation                                   66,302    63,285    59,882
     Percent change                               4.8%      5.7%      5.6%
Other                                           40,408    33,218    31,022
  Percent change                                 21.6%      7.1%     (.4%)

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

ADVERTISING INCHES                             1994        1993      1992
                                                     (In Thousands)

Classified                                     3,508       3,227     3,130
  Percent change                                8.7%        3.1%     (.1%)
Local                                          4,950       5,002     5,144
  Percent change                               (1.0%)      (2.8%)   (1.6%)

Classified advertising revenue increased approximately 13.3% in 1994, 4.4% in 1993 and 2.2% in 1992. The average rate realized increased 4.2% in 1994, 1.3% in 1993 and 2.5% in 1992. In 1994 growth was led by increases in employment, automotive and private party advertising.

Local "run-of-press" advertising represents advertising by merchants in the local community which is printed in the newspaper rather than "preprints" which are printed separately by the Company or others and inserted into the newspaper. Revenue in 1994 increased 2.8% on higher average rates despite a 1.0% decrease in advertising inches. In 1993 revenue was flat due to the 2.8% decrease in volume. In 1992 revenue increased .4% while volume decreased by 1.6% as advertisers reduced the average ad size.

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates. Preprint revenue increased $1,275,000 (4.4%) in 1994, $1,500,000 (5.7%) in 1993 and
$2,000,000 (7.9%) in 1992 primarily as a result of increases in volume.

In 1994 circulation revenue increased 4.8% as a result of higher rates which offset a .7% decrease in volume. The 1993 and 1992 increases in circulation revenue were a result of increases in price of 5.4% and 5.1% and in the number of subscribers of .3% and .5%, respectively.

The primary components of the 1994 increase in other revenue resulted from: 1) a $2,000,000 increase in products delivered outside the newspaper (which include activities such as target marketing and special event production), 2) a $3,900,000 increase in weekly and specialty publications, including $2,150,000 related to acquisitions, and 3) a $900,000 increase in commercial printing. The 1993 increase was primarily the result of a $1,000,000 increase in products delivered outside the newspaper and a $1,000,000 increase in commercial printing. Revenues from acquisitions and start-ups of weekly newspapers were not significant in 1993, net of the effect of discontinued publications.

Exclusive of the effects of the specialty publication acquisitions, in 1994 costs other than depreciation and amortization (which we refer to as "cash costs") increased 5.7%. Compensation costs increased 6.9% primarily due to a 1.8% increase in hours worked and salary increases. Total hours worked increased primarily due to the non-traditional revenue activities.


Newsprint and ink costs in 1994 decreased 1.1%. Increased newsprint rebates offset a 4% increase in newsprint usage by newspapers and a 11% increase in commercial printing volume. Exclusive of the acquisitions, other cash costs increased 7.1% primarily due to non-traditional services and normal inflationary increases.

After many years of flat or declining newsprint prices, suppliers have announced sharply higher newsprint prices for 1995. The increases reflect a growing economy and worldwide newsprint demand. If newsprint prices actually increase as indicated our costs could increase by 15-20% in 1995.

In 1993 cash costs increased 7.5%. Compensation costs increased 3.7% primarily as a result of salary increases. Newsprint and ink costs increased 10.0% primarily as a result of reduced newsprint rebates and an increase in commercial printing. Other cash costs increased 12.2% primarily due to costs related to non-traditional services and normal inflationary increases.

In 1992 cash costs decreased 1.6%. Increases in total compensation of 3.7% as a result of salary increases and termination payments were partially offset by a decrease in total hours worked of 2.5%. Lower newsprint prices reduced expense by approximately $5,300,000, and reduced commercial printing activity resulted in approximately $500,000 of newsprint cost reduction. All other cash costs increased only 1.4% as a result of the cost control programs.

BROADCASTING

                                                1994      1993      1992
                                                      (In Thousands)

Operating revenue                             $ 90,000  $ 81,284  $ 79,118
  Percent change                                 10.7%      2.7%     13.5%
Operating income                                21,494    16,712    13,966
  Percent change                                 28.6%     19.7%     28.7%
Operating margin                                 23.9%     20.6%     17.7%

The full year of operations from the acquisition of KZIA-TV, Las Cruces, New Mexico, increased operating revenue in 1994 by $400,000. Exclusive of the effects of this acquisition, local/regional revenue increased $4,700,000 and national advertising increased $4,300,000. Included in these increases are the effects of the Winter Olympics on our five CBS affiliates. Recent changes in network affiliation agreements are expected to increase 1995 network compensation revenue by approximately $2,000,000.

Political advertising in 1993 increased $1,100,000 over the prior year. Local/regional advertising increased by $2,500,000 which was offset, in part, by a $1,200,000 decrease in national advertising. The national advertising decrease was primarily related to the economically depressed west coast markets where national media buyers reduced their orders. This reaction impacted Portland even though that area remained solid economically. Network compensation decreased $300,000 for the year, primarily at the Company's CBS-affiliated stations.

The acquisition of New Mexico Broadcasting Company increased operating revenue in 1992 by $9,100,000. Exclusive of the effects of this acquisition broadcasting revenue increased .4% in 1992. A $3,000,000 decrease in political advertising in the first quarter of 1992 was offset by increased revenue primarily at the Company's CBS-affiliated television stations during the remainder of the fiscal year. Network compensation decreased $500,000 for the year, primarily at the Company's NBC affiliate.

Operating income increased in 1994 by $4,800,000. Compensation costs increased $3,200,000 or 10.1%, due to an increase in incentive compensation related to increases in advertising revenue and an increase of 5.1% in the number of hours worked (including the effects of the acquisition of Las Cruces). Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Film amortization declined $1,000,000 primarily due to lower programming costs. Other cash costs increased $1,800,000 or 10.4%, due to costs related to the higher business activity levels. In 1995 programming costs are not expected to change significantly.

Operating income increased $2,600,000 in 1993. Programming costs decreased by $3,300,000 reflecting trends from 1992. Compensation costs increased 5.0% primarily as a result of salary increases. Other cash costs increased by 5.1% reflecting increased sales promotion costs and inflationary cost increases.

The operating income increase in 1992 reflects a $2,900,000 net improvement resulting primarily from a reduction in programming costs and a reduction of .3% in other operating costs.

MEDIA PRODUCTS AND SERVICES

In 1994 NAPP's revenue increased 5.2% due primarily to higher flexographic printing plate sales. The contribution from letterpress printing plates for the year was flat as higher average prices offset increased manufacturing costs and a 10% reduction in plate volume.

NAPP presently expects conversion to offset or flexographic printing by its existing newspaper letterpress customer base within the next fifteen to twenty years. The timing of conversion to offset or flexographic printing by present newspaper customers of NAPP in future periods is difficult to predict since printing equipment may be retired based on considerations other than physical condition. The decision will also be impacted by a number of factors beyond NAPP's control, including economic conditions in NAPP's worldwide market.

NAPP may be able to offset a portion of the loss in newspaper letterpress revenues by increasing the newspaper and commercial market for its flexographic product, increasing product offerings in the commercial letterpress printing market, development of additional products for use in other printing technologies and marketing of the cost-effective letterpress printing technology in Eastern Europe and other countries where newspaper markets are developing. There is no assurance that NAPP will be successful in replacing its newspaper letterpress revenues.

During 1993 NAPP restructured its European operations and appointed a distributor for the European market. The distribution agreement provides for payment in U.S. dollars, which substantially reduces NAPP's exposure to fluctuation in foreign currency exchange rates. Costs of approximately $2,000,000 related to closing NAPP's United Kingdom sales office were offset in part by a one-time sale of letterpress printing plate inventories to the new distributor. In 1992 NAPP was able to offset the loss of letterpress volume due to conversions to offset printing by increasing market share and levels of customer inventories.

INTEREST EXPENSE

Interest expense decreased by approximately $1,700,000 in 1994, $1,600,000 in 1993 and $1,800,000 in 1992. The most significant elements of the decrease were a lower debt level which reduced interest by approximately $1,700,000, $800,000, and $1,000,000, respectively, and in 1992, a
$600,000 reduction in interest on amended income tax returns. The continuing phase-out of the Company's Deferred Compensation Unit Plan reduced interest by $400,000 and $500,000 in 1993 and 1992, respectively. The 1992 reductions were offset, in part, by interest expense related to the acquisition of New Mexico Broadcasting Company which totaled approximately $300,000.

INCOME TAXES

Income taxes were 40.1% of pretax income in 1994, 39.3% in 1993 and 40.7% in 1992. The effect of the federal income tax rate increase was approximately $200,000 in 1994 and $1,000,000 including a $500,000 increase in deferred income tax credits in 1993. The 1993 increase was offset by the reduction in the income tax interest contingency related to the income tax basis of acquired intangibles due to favorable court rulings for taxpayers with similar circumstances and changes in the income tax law. The effective tax rate for 1995 is expected to be approximately 39%.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations is the Company's primary source of liquidity, generating $77,775,000 in 1994, $58,275,000 in 1993 and $68,137,000 in
1992. The reduction in cash provided by operations in 1993 is attributable to the $7,749,000 distribution to participants in connection with the phase-out of a long-term deferred compensation plan. The Company has not traditionally made use of short-term debt to finance seasonal or other working capital requirements.

The Company has financed significant acquisitions by long-term borrowings. The long-term borrowings may not be prepaid without a substantial prepayment penalty.

Capital expenditures for new and improved facilities and equipment were $17,611,000, $9,988,000 and $3,954,000 in 1994, 1993 and 1992,
respectively, and are expected to be about $17,000,000 in 1995. The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 22 cents per share, an annual rate of $.88.

During the fiscal year ended September 30, 1994, the Company paid $19,367,000 or 38.1% of the current year's earnings in dividends. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under long-term obligations are not considered restrictive to payment of dividends. Lee common stock is listed on the New York Stock Exchange. The table under
Item 5 herein shows the high and low prices of Lee common stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last few years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where competitive conditions permit, increasing selling prices.

QUARTERLY RESULTS

The Company's largest source of newspaper revenue, local run-of-press advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, local run-of-press advertising is higher in the first and third quarters. Newspaper classified advertising revenue (which includes real estate and automobile ads) and broadcasting revenue are lowest in January and February which are included in our second fiscal quarter.

Quarterly results of operations are summarized under Item 8 herein.

Item 8. Financial Statements and Supplementary Data

                           FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEET

                                                     September 30,
                                                1994      1993      1992
                                                  (Dollars In Thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 18,784  $ 17,072  $ 23,271
  Temporary investments                         38,859    45,500    24,800
  Trade receivables, less allowance for
    doubtful accounts 1994 $4,100; 1993
    $3,400 and 1992 $3,500                      46,170    43,284    43,786
  Receivables from associated companies          2,169     2,137     1,852
  Inventories                                   13,147    11,177    12,489
  Film rights and other                         16,578    15,952    19,727

  Total current assets                        $135,707  $135,122  $125,925

INVESTMENTS, associated companies             $ 21,969  $ 20,305  $ 18,977

PROPERTY AND EQUIPMENT
  Land and improvements                       $ 11,392  $ 11,319  $ 11,856
  Buildings and improvements                    56,675    55,177    55,855
  Equipment                                    152,547   137,917   129,941
                                              $220,614  $204,413  $197,652
  Less accumulated depreciation                138,450   129,057   120,854
                                              $ 82,164  $ 75,356  $ 76,798

INTANGIBLES AND OTHER ASSETS
  Intangibles                                 $225,633  $242,267  $276,470
  Other                                          9,228     9,267     6,815
                                              $234,861  $251,534  $283,285

                                              $474,701  $482,317  $504,985

                                                      September 30,
                                                1994      1993      1992
                                                   (Dollars In Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $ 31,891  $ 32,748  $ 20,363
  Accounts payable                              17,336    13,215    15,116
  Compensation and other accruals               26,523    25,078    34,094
  Income taxes payable                          12,971    10,808    21,494
  Unearned income                               11,009     9,859     9,096

  Total current liabilities                   $ 99,730  $ 91,708  $100,163

LONG-TERM DEBT, net of current maturities     $ 98,641  $127,466  $153,174

DEFERRED ITEMS
  Retirement and compensation                 $ 13,021  $ 13,747  $ 11,442
  Income taxes                                  21,379    25,914    36,394
                                              $ 34,400  $ 39,661  $ 47,836

STOCKHOLDERS' EQUITY
  Capital stock:
    Serial convertible preferred, no par
      value; authorized 500,000 shares;
      issued none
    Common, $2 par value; authorized
      60,000,000 shares; issued and
      outstanding 1994 16,065,000 shares      $ 32,130  $ 31,826  $ 41,842
    Class B, common, $2 par value;
      authorized 30,000,000 shares;
      issued and outstanding 1994 6,695,000
      shares                                    13,390    14,374    18,606
  Additional paid-in capital                     6,497     3,469       - -
  Unearned compensation                           (665)     (901)     (760)
  Retained earnings                            190,578   174,714   256,519
                                              $241,930  $223,482  $316,207
  Less cost of shares reacquired for
    the treasury                                   - -       - -   112,395
                                              $241,930  $223,482  $203,812

                                              $474,701  $482,317  $504,985

                     CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended September 30,
                                                1994      1993      1992
                                                     (In Thousands
                                                  Except Per Share Data)

OPERATING REVENUE
  Newspaper:
    Advertising                               $134,322  $126,920  $122,762
    Circulation                                 66,302    63,285    59,882
    Other                                       40,408    33,218    31,022
  Broadcasting                                  90,000    81,284    79,118
  Media products and services                   61,357    58,651    62,846
  Equity in net income of associated
    companies                                   10,162     9,549     8,288
                                              $402,551  $372,907  $363,918

Operating expenses:
  Compensation costs                          $138,486  $128,734  $125,475
  Newsprint and ink                             21,744    21,936    19,939
  Depreciation                                  10,916    11,131    11,246
  Amortization of intangibles                   12,580    13,645    13,614
  Other                                        123,348   116,322   113,475
                                              $307,074  $291,768  $283,749

        Operating income                      $ 95,477  $ 81,139  $ 80,169

Financial (income) expense:
  Interest expense                            $ 13,576  $ 15,312  $ 16,897
  Financial (income)                            (2,984)   (2,103)   (1,600)
                                              $ 10,592  $ 13,209  $ 15,297

          Income before taxes on income       $ 84,885  $ 67,930  $ 64,872

Income taxes                                    34,031    26,694    26,380

          Net income                          $ 50,854  $ 41,236  $ 38,492

Weighted average number of shares               23,425    23,460    23,341

Earnings per share                            $   2.17  $   1.76  $   1.65

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     September 30,
                                                1994      1993      1992
                                                     (In Thousands)

CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                  $ 50,854  $ 41,236  $ 38,492
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization               23,496    24,776    24,860
    Undistributed earnings of
      associated companies                      (1,696)   (1,563)     (751)
    Change in assets and liabilities, net
      of effects from business
      acquisitions:
      (Increase) decrease in receivables        (2,631)      529    (3,870)
      (Increase) decrease in inventories,
        film rights and other                   (4,013)    1,447      (910)
      Increase (decrease) in accounts
        payable, accrued expenses and
        unearned income                          5,038   (10,154)   10,830
      Increase in income taxes payable           2,163       884     5,670
      Other, primarily deferred items            4,564     1,120    (6,184)
          Net cash provided by operating
            activities                        $ 77,775  $ 58,275  $ 68,137

CASH (REQUIRED FOR) INVESTING ACTIVITIES
  Acquisitions                                $ (4,132) $   (444) $ (1,500)
  Additional investment in associated
    companies                                      - -       (50)   (1,365)
  Purchase of property and equipment           (17,611)   (9,988)   (3,954)
  Purchase of temporary investments           (117,732)  (87,500)  (25,600)
  Proceeds from maturities of temporary
    investments                                124,373    66,800     1,900
          Net cash (required for) investing
            activities                        $(15,102) $(31,182) $(30,519)

CASH (REQUIRED FOR) FINANCING ACTIVITIES
  Purchase of common stock                    $(16,498) $ (8,702) $ (2,958)
  Cash dividends paid                          (19,367)  (18,495)  (17,771)
  Principal payments on long-term
    borrowings                                 (26,667)  (11,070)  (13,549)
  Other, primarily stock options exercised       1,571     4,975     2,707
          Net cash (required for) financing
            activities                        $(60,961) $(33,292) $(31,571)

Net increase (decrease) in cash and cash
  equivalents                                 $  1,712  $ (6,199) $  6,047

Cash and cash equivalents:
  Beginning                                     17,072    23,271    17,224

  Ending                                      $ 18,784  $ 17,072  $ 23,271

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                           Years Ended September 30,
                                                                      Amount                        Shares
                                                            1994       1993       1992      1994     1993     1992
                                                                       (In Thousands Except Per Share Data)
COMMON STOCK
  Balance, beginning                                      $ 31,826   $ 41,842   $ 40,604   15,913   20,921   20,302
    Conversion from Class B
      Common Stock                                             988        432      1,238      494      216      619
    Cancellation of treasury
      stock                                                    - -    (10,480)       - -      - -   (5,240)     - -
    Shares issued                                              462        560        - -      231      280      - -
    Shares reacquired                                       (1,146)      (528)       - -     (573)    (264)     - -

  Balance, ending                                         $ 32,130   $ 31,826   $ 41,842   16,065   15,913   20,921

CLASS B COMMON STOCK
  Balance, beginning                                      $ 14,374   $ 18,606   $ 19,844    7,187    9,303    9,922
    Conversion to Common Stock                                (988)      (432)    (1,238)    (494)    (216)    (619)
    Cancellation of treasury
      stock                                                    - -     (3,712)       - -      - -   (1,856)     - -
    Shares issued                                               14         90        - -        7       45      - -
    Shares reacquired                                          (10)      (178)       - -       (5)     (89)     - -

  Balance, ending                                         $ 13,390   $ 14,374   $ 18,606    6,695    7,187    9,303

ADDITIONAL PAID-IN CAPITAL
  Balance, beginning                                      $  3,469   $    - -   $    - -
    Shares issued and
      reacquired, net                                        3,028      3,469        - -

  Balance, ending                                         $  6,497   $  3,469   $    - -

UNEARNED COMPENSATION
  Balance, beginning                                      $   (901)  $   (760)  $    - -
    Restricted shares issued                                  (474)      (787)    (1,067)
    Restricted shares cancelled                                 22        118        - -
    Amortization                                               688        528        307

  Balance, ending                                         $   (665)  $   (901)  $   (760)


                                                                           Years Ended September 30,
                                                                      Amount                        Shares
                                                            1994       1993       1992      1994     1993     1992
                                                                       (In Thousands Except Per Share Data)
RETAINED EARNINGS
  Balance, beginning                                      $174,714   $256,519   $236,701
    Net income                                              50,854     41,236     38,492
    Cash dividends per share
      1994 $.84; 1993 $.80;
      1992 $.77                                            (19,367)   (18,495)   (17,771)
    Treasury stock issued for
      less than cost or
      cancelled                                                - -    (98,203)      (273)
    Shares reacquired                                      (15,623)    (6,343)       - -

  Balance, ending                                         $190,578   $174,714   $256,519

TREASURY STOCK
  Balance, beginning                                      $    - -   $112,395   $113,484       - -   7,096    7,154
    Shares reacquired                                          - -        - -      2,958       - -     - -      109
    Shares issued                                              - -        - -     (4,047)      - -     - -     (167)
    Cancellation of treasury
      stock                                                    - -   (112,395)       - -       - -  (7,096)     - -

  Balance, ending                                         $    - -   $    - -   $112,395       - -     - -    7,096

STOCKHOLDERS' EQUITY                                      $241,930   $223,482   $203,812    22,760  23,100   23,128


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

        TEMPORARY INVESTMENTS:

          Temporary investments are carried at cost which approximates fair value because of the short maturity of those instruments.

        INVENTORIES:

          Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1994, 1993 and 1992 were less than replacement cost by $2,985,000, $3,148,000 and $3,132,000, respectively.

          Media product inventories are valued at the lower of standard cost (which approximates cost on a first-in, first-out method) or market.

        FILM RIGHTS:

          Cost of film rights is stated at the lower of cost or estimated realizable value. The total cost of the rights is recorded as an asset and a liability when the program becomes available for broadcast. Cost of film rights is charged to operations primarily on accelerated bases related to the usage of the program. The current portion of film rights represents those rights that will be amortized in the succeeding year.

        INVESTMENTS IN ASSOCIATED COMPANIES:

          Investments in the common stock or joint venture capital of associated companies are reported at cost plus the Company's share of undistributed earnings since acquisition, less amortization of intangibles.

          Long-term loans to associated companies are included in investments in associated companies.

        FOREIGN CURRENCY TRANSLATION:

          The Company through its subsidiary, NAPP Systems Inc., has approximately 3%, 5% and 8% of its 1994, 1993 and 1992 revenue in foreign currencies, respectively. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to operations. Realized and unrealized gains and losses on foreign currency transactions and forward contracts are included in operations. For the years ended September 30, 1994 and 1993, the Company had no foreign exchange forward contracts outstanding. Gains and losses on foreign exchange forward contracts were not material in 1992.

        FINANCIAL INSTRUMENTS AND RISK CONCENTRATION:

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments. The Company places its cash investments with high-credit-quality financial institutions and currently invests primarily in commercial paper and corporate bonds that have maturities of 6 months or less. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

        PROPERTY AND EQUIPMENT:

          Property and equipment is carried at cost. Equipment, except for newspaper presses and broadcast towers, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives in years are as follows:

                                              Years

              Buildings and improvements       5-25
              Newspaper:
                Presses                       15-20
                Other major equipment          3-11
              Broadcasting:
                Towers                        15-20
                Other major equipment          3-10
              Manufacturing equipment           5-8

          The Company capitalizes interest as part of the cost of constructing major facilities.

        INTANGIBLES:

          Intangibles include covenants not-to-compete, consulting agreements, customer lists and the excess costs over fair value of tangible net assets of businesses acquired.

          The excess costs over fair value of net tangible assets include $21,510,000 related to the newspaper and broadcast segments incurred prior to October 31, 1970, which is not being amortized. Excess costs related to shoppers are being amortized over a 10 to 15 year period. The remaining newspaper and broadcast segment costs are being amortized over a period of 40 years. Intangibles related to the media products and services segment are being amortized over a period of 20 years. Intangibles, representing non-compete covenants and consulting agreements, are being amortized over a period of 3 to 10 years.

          The Company reviews its intangibles annually to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows of the related property.

        ADVERTISING COSTS:

          Advertising costs, which are not material, are expensed as incurred.

        INCOME TAXES:

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        EARNINGS PER SHARE:

          Earnings per share are calculated using the weighted average number of common stock, Class B Common Stock and common stock equivalent shares outstanding resulting from employee stock option and purchase plans.

        CASH AND CASH EQUIVALENTS:

          For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

        RESTRICTED STOCK:

          The Company amortizes as compensation cost the value of restricted stock, issued under a long-term incentive plan, by the straight-line method over the three year restriction period.


NOTE 2. ACQUISITIONS

        The Company acquired two specialty publications in 1994, an independent television station in 1993 and two shoppers in 1992.

        The purchase price of business acquisitions was allocated as follows:

                                                Year Ended September 30,
                                                1994      1993      1992
                                                      (In Thousands)

          Noncash working capital
            acquired                          $    161  $     27  $    - -
          Property and equipment                   436       505       165
          Intangibles                            3,535        67     2,829
          Deferred items                           - -      (155)   (1,494)
                    Total cash purchase
                      price                   $  4,132  $    444  $  1,500


NOTE 3. INVESTMENTS IN ASSOCIATED COMPANIES

        The Company has an effective 50% ownership interest in two newspaper publishing companies operating at Lincoln, Nebraska (Journal-Star Printing Co.) and Madison, Wisconsin (Madison Newspapers, Inc.) and a direct marketing venture, Quality Information Systems.

        Summarized financial information of the associated companies is as follows:

            Combined Associates                 1994      1993      1992
                                                    (In Thousands)

                    Assets

          Current assets                      $ 35,895  $ 36,420  $ 37,076
          Investments and other assets          13,757    14,486     7,261
          Property and equipment, net           13,835     8,608     9,007
                                              $ 63,487  $ 59,514  $ 53,344

            Liabilities and
              Stockholders' Equity

          Current liabilities                 $ 17,839  $ 17,684  $ 14,705
          Long-term debt                           615       615     1,119
          Deferred items                         2,414     1,915     1,689
          Stockholders' equity                  42,619    39,300    35,831
                                              $ 63,487  $ 59,514  $ 53,344

          Revenue                             $ 98,011  $ 92,097  $ 85,568
          Income before depreciation,
            interest and income taxes           33,454    31,333    27,251
          Operating income                      31,629    29,600    25,499
          Net income                            20,353    19,124    16,599

        Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                                1994      1993      1992
                                                     (In Thousands)

          Share of:
            Stockholders' equity              $ 21,265  $ 19,601  $ 17,872
            Undistributed earnings              19,508    17,844    16,543

NOTE 4. DEBT

        The Company has long-term obligations, net of current maturities, as follows:

                                                      September 30,
                                                1994      1993      1992
                                                     (In Thousands)

          Insurance companies notes
            payable:
            Senior notes, effective rate
              of 8.27%, due January 1997      $ 20,000  $ 20,000  $ 35,000
            Senior notes, effective rate
              of 9.79%, due in varying
              amounts from 1995 through
              1999                              75,000   100,000   110,000
            Film contracts, noninterest
              bearing, due through 1997          2,040     4,366     6,447
            Other 5.0%, due through 2010         1,601     3,100     1,727
                                              $ 98,641  $127,466  $153,174

        Aggregate maturities during the next five years are $31,891,000, $26,911,000, $20,277,000, $25,079,000, and $26,374,000. Covenants
        under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

        The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt at September 30, 1994 and 1993 is approximately $102,239,000 and $141,451,000, respectively.

NOTE 5. RETIREMENT AND COMPENSATION PLANS

        Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $10,200,000 in 1994, $7,800,000 in 1993 and $9,056,000 in 1992.

NOTE 6. COMMON STOCK AND CLASS B COMMON STOCK

        Class B Common Stock has ten votes per share on all matters and generally votes as a class with Common Stock (which has one vote per share). The transfer of Class B Common Stock is restricted; however, Class B Common Stock is at all times convertible into shares of Common Stock on a share-for-share basis. Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation.

        During 1993, the Board of Directors retired 7,096,000 shares of treasury stock and adopted the policy of retiring all shares of the Company's common stock as it is repurchased.

NOTE 7. STOCK OPTION AND RESTRICTED STOCK
          AND STOCK PURCHASE PLANS

        Stock option and restricted stock plans:

          The Company has reserved 3,768,000 common shares for issuance to key employees under incentive and nonstatutory stock option plans and a restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. Other pertinent information related to the stock option plans is as follows:

                                                    Number of Shares
                                              1994      1993      1992
                                                     (In Thousands)

              Under option, beginning of
                year                          1,278     1,341     1,195
                Granted                          99       186       225
                Terminated and cancelled        (17)      (11)      - -
                Exercised                      (157)     (238)      (79)
              Under option, end of year       1,203     1,278     1,341

              Options exercisable, end of
                year                            928       869       809

            As of September 30, 1994, 39,000 options granted in 1986 and in prior years are for Class B Common Stock. All other options granted in 1987 and all subsequent option grants are for common stock.

                                                    Average Price
                                               1994      1993      1992

            Granted during the year           $32.05    $31.08    $22.00
            Exercised during the year          24.73     19.88     13.90
            Under option, end of year          26.40     25.81     24.04

          Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. As of September 30, 1994, 82,000 shares of restricted stock were outstanding.

          At September 30, 1994, 2,565,000 shares were available for granting of stock options or issuance of restricted stock.

        Stock purchase plan:

          The Company has 163,000 additional shares of common stock available for issuance pursuant to a non-officer employee stock purchase plan. April 30, 1995 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant.

          In 1994, 1993 and 1992 employees purchased 60,000, 54,000 and 54,000 shares, respectively, at a per share price of $24.97 in 1994, $24.76 in 1993 and $24.76 in 1992.

NOTE 8. INCOME TAX MATTERS

        Components of income tax expense consist of the following:

                                               Year Ended September 30,
                                               1994      1993      1992
                                                     (In Thousands)

          Paid or payable on currently
            taxable income:
            Federal                           $27,846   $21,554   $22,349
            State                               5,535     4,311     4,467
          Net increase (decrease) due
            to deferred income taxes              650       829      (436)
                                              $34,031   $26,694   $26,380

        Income tax expense for the years ended September 30, 1994, 1993 and 1992 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                 % Of Pre-Tax Income
                                              1994      1993      1992

          Computed "expected" income tax
            expense                           35.0%     34.8%     34.0%
          State income taxes, net of
            federal tax benefit                4.2       4.2       4.4
          Net income of associated companies
            taxed at dividend rates           (3.7)     (4.4)     (4.1)
          Effect of change in tax rates on
            deferred taxes                     - -        .7       - -
          Goodwill amortization                3.3       4.7       4.9
          Other                                1.3       (.7)      1.5
                                              40.1%     39.3%     40.7%

        Foreign taxes are not material.

        Net deferred tax liabilities consist of the following components as of September 30, 1994, 1993 and 1992:

                                                1994      1993      1992
                                                     (In Thousands)

          Deferred tax liabilities:
            Property and equipment            $  3,429  $  3,728  $  2,642
            Equity in undistributed
              earnings of affiliates             1,676     1,529     1,350
            Deferred gain on sale of
              broadcast properties               3,308     3,308     3,231
            Identifiable intangible
              assets                            19,686    23,120    34,032
                                              $ 28,099  $ 31,685  $ 41,255
          Deferred tax assets:
            Accrued compensation              $  7,525  $  6,670  $  8,672
            Receivable allowance                 1,746     1,493     1,429
            Loss carryforwards acquired            784     1,703     1,660
            Other                                3,084     3,411     2,812
                                              $ 13,139  $ 13,277  $ 14,573
            Less, valuation allowance              - -     1,703     1,660
                                              $ 13,139  $ 11,574  $ 12,913
                                              $ 14,960  $ 20,111  $ 28,342

        The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1994, 1993 and 1992 as follows:

                                                1994      1993      1992
                                                     (In Thousands)

          Current assets                      $  6,419  $  5,803  $  8,052
          Noncurrent liabilities               (21,379)  (25,914)  (36,394)
                                              $(14,960) $(20,111) $(28,342)

        The Company provided a valuation allowance of $1,660,000 during 1991 at the time New Mexico Broadcasting Company, Inc. was acquired because of limitations imposed by the tax laws on the Company's ability to realize the benefit of the acquired operating loss carryforwards. The net change in the valuation allowance for deferred tax assets was an increase of $43,000 during 1993, due to the effect of the tax rate change on the net operating loss carryforward. During 1994, as a result of changes in the operations of New Mexico Broadcasting Company, Inc. management has determined that it is more likely than not that the remaining net operating losses will be utilized and, accordingly, reduced the valuation allowance by $1,703,000 with a corresponding reduction in goodwill.

        Based upon recent favorable court rulings for taxpayers with similar circumstances and changes in the income tax law and recent Internal Revenue examination, the Company changed its estimate of the tax basis of acquired intangibles and reduced goodwill by $5,877,000 and $20,632,000 during the years ended September 30, 1994 and 1993 respectively.

NOTE 9. LINE OF BUSINESS INFORMATION

        The Company has three principal businesses: newspaper publishing, broadcasting and sale of media products and services. As of September 30, 1994, operating divisions and associated companies publish 19 daily newspapers and operate eight television stations. Media products and services consist primarily of the operations of NAPP Systems Inc., a manufacturer of graphic systems products.

                                                Year Ended September 30,
                                                1994      1993      1992
                                                    (In Thousands)
          Revenues:
            Newspapers:
              Wholly-owned properties         $241,032  $223,423  $213,666
              Equity in net income of
                associated companies            10,031     9,502     8,667
            Broadcasting                        90,000    81,284    79,118
            Media products and
              services:
              Wholly-owned properties           61,357    58,651    62,846
              Equity in net income
                (loss) of associated
                companies                          131        47      (379)
                  Total revenue               $402,551  $372,907  $363,918

          Operating income:
            Newspapers                        $ 75,912  $ 67,936  $ 67,811
            Broadcasting                        21,494    16,712    13,966
            Media products and services         11,321     8,187    10,384
            Corporate and other                (13,250)  (11,696)  (11,992)
                    Total operating
                      income                  $ 95,477  $ 81,139  $ 80,169

          Identifiable assets:
            Newspapers                        $174,695  $168,432  $182,418
            Broadcasting                       139,401   147,270   165,158
            Media products and services         88,225    95,641   100,542
            Corporate                           72,380    70,974    56,867
                    Total identifiable
                      assets                  $474,701  $482,317  $504,985

          Depreciation:
            Newspapers                        $  5,645  $  6,087  $  6,385
            Broadcasting                         3,917     3,635     3,868
            Media products and services            850       804       880
            Corporate                              504       605       113
                    Total depreciation        $ 10,916  $ 11,131  $ 11,246

          Amortization of intangibles:
            Newspapers                        $  4,927  $  5,584  $  5,553
            Broadcasting                         3,661     4,069     4,069
            Media products and services          3,992     3,992     3,992
                    Total amortization
                      of intangibles          $ 12,580  $ 13,645  $ 13,614

          Capital expenditures:
            Newspapers                        $ 12,993  $  2,113  $  1,833
            Broadcasting                         4,298     3,715     1,417
            Media products and services            170       398       315
            Corporate                              150     3,762       389
                    Total capital
                      expenditures            $ 17,611  $  9,988  $  3,954

NOTE 10.  OTHER INFORMATION

        Balance sheet information:

          Inventories consist of the following:

                                                     September 30,
                                                1994      1993      1992
                                                     (In Thousands)

            Newsprint                         $  2,343  $  2,904  $  3,087
            Media products and
              services:
              Raw material                       5,684     4,737     4,571
              Finished goods                     5,120     3,536     4,831
                                              $ 13,147  $ 11,177  $ 12,489

          Film rights and other consist of the following:

                                                      September 30,
                                                1994      1993      1992
                                                     (In Thousands)

            Film rights                       $  6,278  $  7,507  $  9,007
            Deferred income taxes                6,419     5,803     8,052
            Other                                3,881     2,642     2,668
                                              $ 16,578  $ 15,952  $ 19,727

          Intangibles consist of the following:

                                                      September 30,
                                                1994      1993      1992
                                                     (In Thousands)

            Goodwill                          $206,525  $209,356  $232,595
            Less, accumulated
              amortization                      56,631    46,834    41,519
                                              $149,894  $162,522  $191,076
            Covenants and consulting
              agreements                      $ 25,315  $ 23,955  $ 23,955
            Less, accumulated
              amortization                      13,543    10,302     7,085
                                              $ 11,772  $ 13,653  $ 16,870
            Customer lists, broadcasting
              licenses and agreements and
              newspaper subscriber lists      $ 79,432  $ 79,332  $ 79,332
            Less, accumulated
              amortization                      15,465    13,240    10,808
                                              $ 63,967  $ 66,092  $ 68,524
                                              $225,633  $242,267  $276,470

          Compensation and other accruals consist of the following:

                                                      September 30,
                                                1994      1993      1992
                                                     (In Thousands)

            Compensation                      $  9,684  $ 10,777  $ 11,484
            Deferred compensation,
              current portion                    1,567       173     7,749
            Vacation pay                         3,892     3,811     3,572
            Retirement and stock
              purchase plans                     2,769     2,192     2,302
            Interest                             2,365     2,831     3,034
            Other                                6,246     5,294     5,953
                                              $ 26,523  $ 25,078  $ 34,094

        Cash flows information:

                                                Year Ended September 30,
                                                1994      1993      1992
                                                    (In Thousands)

          Cash payments for:
            Interest                          $ 14,042  $ 15,515  $ 17,137

            Income taxes                      $ 31,218  $ 24,743  $ 21,146

          Film rights were acquired
            by issuing long-term
            contracts as follows              $  3,600  $  4,900  $  6,900

          Issuance of restricted
            common stock, net                 $    452  $    669  $  1,067

          Change in tax contingency
            estimates:

            Reduction in goodwill             $  7,580  $ 20,632  $    - -

            Reduction in:
              Deferred income taxes           $  5,801  $  9,060  $    - -
              Income taxes payable               1,779    11,572       - -
                                              $  7,580  $ 20,632  $    - -

                            SUPPLEMENTARY DATA
                       QUARTERLY RESULTS (UNAUDITED)


                                       4th       3rd       2nd       1st
                                     (In Thousands Except Per Share Data)

1994 Quarter
  Operating revenue                 $102,519  $103,022  $ 94,923  $102,087
  Net income                          13,606    14,367     9,564    13,317
  Earnings per common and common
    equivalent share                $    .58  $    .61  $    .41  $    .57

1993 Quarter
  Operating revenue                 $ 94,608  $ 97,043  $ 84,909  $ 96,347
  Net income                          11,383    11,849     6,501    11,503
  Earnings per common and common
    equivalent share                $    .49  $    .51  $    .28  $    .49

1992 Quarter
  Operating revenue                 $ 91,766  $ 93,173  $ 84,776  $ 94,203
  Net income                          10,764    11,761     6,342     9,625
  Earnings per common and common
    equivalent share                $    .46  $    .50  $    .27  $    .42

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

                    NOMINEES FOR ELECTION AS DIRECTORS

                    Principal                      Proposed   Director
Nominee             Occupation               Age     Term      Since

Andrew E. Newman    Chairman of the          50    3 years     1991
                    Board, Edison Brothers          (1998)
                    Stores, Inc. <F2>

Ronald L.           Vice President-          56    3 years     1986
Rickman             Newspapers                      (1998)

Lloyd G.            Chairman of the          68    3 years     1959
Schermer            Board <F1>                      (1998)

Richard W.          Consultant and Retired   71    1 year      1982
Sonnenfeldt         Chief Executive Officer         (1996)
                    of NAPP Systems Inc. <F3>


                      DIRECTORS CONTINUING IN OFFICE

                    Principal                     Remaining  Director
Director            Occupation              Age     Term       Since

J. P. Guerin        Investor <F1><F3>        65    2 years     1985
                                                    (1997)

Charles E.          Chairman of the Board,   66    2 years     1990
Rickershauser, Jr.  PS Group, Inc. <F3><F4>         (1997)

Mark Vittert        Private Investor         46    2 years     1986
                    <F2><F4>                        (1997)

Rance E.            President, Crain         56    1 year      1990
Crain               Communications <F2>             (1996)

Richard D.          President and Chief      52    1 year      1986
Gottlieb            Executive Officer <F1>          (1996)

Phyllis             Retired <F2><F4>         64    1 year      1977
Sewell                                              (1996)
[FN]
<F1>  Member of Executive Committee
<F2>  Member of Executive Compensation Committee
<F3>  Member of Audit Committee
<F4>  Member of Nominating Committee

    Mr. Newman is Chairman of the Board of Edison Brothers Stores, Inc., a position he has held since 1987. Edison Brothers is a diversified retail apparel, footwear and entertainment concern with its principal corporate offices in St. Louis, MO. He is also a director of Boatmen's Bancshares and Sigma-Aldrich Corporation, St. Louis, MO.

    For more than the past 5 years, Mr. Rickman has been Vice President-Newspapers of the Company.

    Mr. Schermer was Chairman and Chief Executive Officer of the Company until May 11, 1991 when, upon his recommendation, the Board of Directors elected Mr. Gottlieb as Chief Executive Officer.

    From September 1, 1987 to September 28, 1990, Mr. Sonnenfeldt held the position of Chairman of the Board and Chief Executive Officer of NAPP Systems Inc., a subsidiary of the Company. He is a director of SKYSAT Communications Network Corp., New York, NY; Solar Outdoor Lighting Co., Stuart, FL; and TRIDEX Corporation, Westport, CT. He is also a member of the Council on Foreign Relations, the American Council on Germany, and is a Fellow of the IEEE.

    Mr. Guerin is Vice-Chairman of Daily Journal Company, Los Angeles, CA and a director of PS Group, Inc., San Diego, CA and Chairman of Tapestry Films and Mitchum Securities Corp., Los Angeles, CA.

    Mr. Rickershauser is Chairman of the Board of PS Group, Inc., San Diego, CA. From 1986 until October 31, 1990, he was a partner of the firm of Fried, Frank, Harris, Shriver & Jacobson, Los Angeles, California. He is also a director of City National Corporation and of The Vons Companies, Inc., Los Angeles, CA.

    Mr. Vittert organized the Business Journal Publications Corporation in St. Louis 12 years ago. This corporation published business newspapers in St. Louis, Indianapolis, Cincinnati, Philadelphia, Baltimore and
Pittsburgh. He sold his interest in this business in 1986. Mr. Vittert is currently a private investor and a director of Munsingwear, Inc.

    Mr. Crain is the President and Editorial Director of Crain
Communications, a diversified publishing company with its principal offices in Chicago, IL.

    Mr. Gottlieb was elected Chief Executive Officer of the Company on May 11, 1991, and prior thereto served as President and Chief Operating Officer since November 11, 1986.

    Until July, 1988, Mrs. Sewell was a Senior Vice President of Federated Department Stores. Mrs. Sewell is also a director of Pitney Bowes Inc., Stamford, CT, The United States Shoe Corporation, Cincinnati, OH, and SYSCO Corporation, Houston, TX.

Executive Officers of the Company


    The following table shows the names and ages of all executive officers of the Company, the period of service for each with the Company, the period during which each has held his present office and the office held by each.

                                      Period Of
                                       Service    Period In
                                        With       Present
     Name                        Age   Company      Office   Present Office

Richard D. Gottlieb              52   31 years    3 years     President and
                                                                Chief
                                                                Executive
                                                                Officer

Larry L. Bloom                   47   1 1/2 Years 1 1/2 Years Vice-President
                                                                & Treasurer

Ronald L. Rickman                56   35 years    11 years    Vice-President

Gary N. Schmedding               56   22 years     6 years    Vice-President

Floyd Whellan                    57    8 years     8 years    Vice-President

Mark S. Roby                     39   1 1/2 Years 1 1/2 Years Vice-President

Charles D. Waterman, III         48    5 years     5 years    Secretary

George C. Wahlig                 47    5 years     2 years    Principal
                                                                Accounting
                                                                Officer

John VanStrydonck                41   13 years     3 years    Chairman and
                                                                CEO, NAPP
                                                                Systems Inc.

    Richard D. Gottlieb was elected Chief Executive Officer of the Company in May 1991, and was elected President and Chief Operating Officer of the Company in November 1986.

    Larry L. Bloom was elected Vice-President of Finance, Treasurer and Chief Financial Officer in June 1993 and for more than five years prior thereto he was in financial management positions with the New York Daily News, most recently serving as senior vice-president and chief financial officer.

    Gary N. Schmedding was elected a Vice-President of the Company in January 1989; from February 1987 to February 1989 he was general manager of WSAZ-TV.

    Mark S. Roby was elected Vice-President of Marketing and Chief Information Officer in June 1993. For more than five years prior thereto Mr. Ruby held various marketing management positions with IBM Corporation.

    Charles D. Waterman, III was elected Secretary of the Company in November 1989. He is presently, and for more than the past five years has been, a partner in the law firm of Lane & Waterman, Davenport, Iowa, general counsel of the Company.

    George C. Wahlig was elected Principal Accounting Officer of the Company in November 1992; from May 1990 to November 1992 he was Director of Finance and for more than two years prior to May 1990 he was a partner in the public accounting firm of McGladrey & Pullen.

    John VanStrydonck was elected President and Chief Executive Officer of NAPP Systems Inc. in July of 1991 and Chairman and CEO in September 1994. For more than three years prior thereto he was publisher of the Globe-Gazette in Mason City, Iowa.

              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's directors and executive officers and persons who own more than ten percent of the Company's Common Stock or Class B Common Stock to file initial reports of ownership and reports of changes in that ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to disclose in its proxy statement any failure to file by these dates during the Company's 1994 fiscal year.

    Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements applicable to its executive officers and directors were satisfied, except that a benefit trust of which Mr. Rickershauser is trustee reported late the acquisition of certain shares as to which Mr. Rickershauser has beneficial ownership.

Item 11.  Executive Compensation

    The following tables and discussion summarize the compensation which the Company paid for services rendered in all capacities for the fiscal year ended September 30, 1994 to the chief executive officer of the Company and to each of the four other most highly compensated executive officers of the Company.

                                             Summary Compensation Table


                                                    Annual Compensation              Long Term Compensation  <F1>
                                                                               Awards             Payouts
     (a)                          (b)    (c)          (d)      (e)        (f)        (g)            (h)       (i)

                                                               Other                                          All
                                                               Annual       Re-                              Other
Name and                                                       Comp-      stricted    Stock                  Comp-
Principal                                                      ensa-       Stock     Options       LTIP      ensa-
Position                          Year   Salary($)  Bonus($)   tion($)    Awards($)    (#)      Payouts($)  tion($)
                                                                          <F3>                    <F5>      <F6>
Richard D. Gottlieb               1994   $421,000   $315,750   $   0      $ 96,600   20,000       $478,827  $165,302
  President and                   1993    390,000    240,000       0        83,200   17,800         98,410   211,681
  Chief Executive Officer         1992    378,750    386,100       0       183,329   30,000        754,816   130,765

Ronald L. Rickman                 1994    289,920    176,851       0        51,750   10,000        341,750   100,994
  Vice-President-Newspapers       1993    270,400    170,352       0        56,800   15,600<F4>     64,077   154,962
                                  1992    262,600    262,288       0        97,202   15,000        627,469    88,823

Gary N. Schmedding                1994    220,240    165,180       0        51,750   10,000        242,098   107,623
  Vice-President-Broadcast        1993    206,000    119,975       0        36,000   10,400<F4>     43,509    78,539
                                  1992    200,000    197,760       0        74,394   12,000        172,975    66,107

Floyd Whellan                     1994    166,200     66,480       0        17,250    3,000        170,308    51,010
  Vice-President - Human          1993    160,200     52,800       0        16,000    3,400         37,972    77,005
  Resources and Corporate         1992    154,517    158,598       0        58,383    9,500        327,024    51,734
  Planning

Larry L. Bloom <F2>               1994    206,000    136,240 $72,087        34,500    7,500              0    31,728
  Vice President - Finance        1993     73,790     65,256       0        11,200    3,200              0         0
  and Chief Financial Officer

[FN]
<F1>  The Executive Compensation Committee of the Company meets each
      November following the conclusion of the Company's fiscal year to determine among other things, the amount of the annual bonus to be awarded and the long term compensation grants to be made, if any, for the fiscal year just concluded.

      The Summary Compensation Table includes the value of shares of restricted stock and the number of stock option shares granted by the Executive Compensation Committee under the Company's 1990 Long Term Incentive Plan in each of the years indicated for the corresponding fiscal year.

<F2>  Mr. Bloom joined the Company in May, 1993.  Mr. Bloom was paid additional compensation in 1994 in accordance with the Company's Relocation Policy to compensate him for certain costs and expenses incurred in connection with his relocation to the Company's corporate office.

<F3>  The amounts shown represent shares of restricted stock in the following amounts granted to the named individuals in 1992, 1993 and 1994, respectively: Mr. Gottlieb, 5,803, 2,600, and 2,800 shares; Mr. Rickman, 3,062, 1,775 and 1,500 shares; Mr. Schmedding, 2,352, 1,125 and 1,500 shares; Mr. Whellan, 1,839, 500 and 500 shares; and Mr. Bloom, 350 and 1,000 shares. The restricted stock awarded in 1992, 1993 and 1994 will vest on the third anniversary of the grant date. Holders of restricted stock are entitled to receive all cash dividends paid in respect thereof during the restricted period. At September 30, 1994, the number and market value of shares of restricted stock (including those awarded in November, 1994) held by each of the named executive officers were as follows:
      Mr. Gottlieb, 11,203 shares ($386,504); Mr. Rickman, 6,337 shares ($218,627); Mr. Schmedding, 4,977 shares ($171,707); Mr.
      Whellan, 2,839 shares ($97,946); and Mr. Bloom, 1,350 shares
      ($46,575).

<F4>  Includes replacement (reload) options awarded at exercise of non-
      qualified options with payment made with restricted stock; the 1993 replacement options were awarded to the following executive officers: Mr. Rickman, 3,500 shares; and Mr. Schmedding, 2,700 shares.

<F5>  The amounts shown represent the aggregate of (a) cash distributions to the named individuals under the Company's 1990 Long Term Incentive Plan in 1992, 1993, and 1994 for the three year performance cycles ending in those years; (b) the value at September 30, 1994 of restricted stock awarded in November, 1991 and vesting in November, 1994 for Mr. Gottlieb ($201,750), Mr. Rickman ($164,494), Mr. Schmedding ($126,901), and Mr. Whellan ($70,613);
      and (c) payments in 1992 and 1994 to distribute accrued deferred compensation account balances at September 30, 1992 and 1994 payable under the phaseout of the 1962 Deferred Compensation Unit Plan (discontinued in 1989). The 1992 and 1994 deferred compensation distributions, respectively, to the named executive officers and included in column (h) were as follows: Mr. Gottlieb, $727,190 and $15,270; Mr. Rickman, $608,059 and $25,991; Mr. Schmedding, $160,848
      and none; and Mr. Whellan, $315,303 and $10,100.

<F6>  The amounts shown include (a) contributions by the Company on behalf of the named individuals to the Company's Retirement Account Plan and Supplemental Retirement Account, which as to the named executive officers in 1994 were as follows: Mr. Gottlieb, $165,302; Mr. Rickman, $100,994; Mr. Schmedding, $81,150; Mr. Whellan, $51,010;
      and Mr. Bloom, $27,503; and (b) accrued compensation in 1994 of $26,473 to the account of Mr. Schmedding in connection with the phaseout of the 1962 Deferred Compensation Unit Plan.

                               Option Grants In Last Fiscal Year


                            Individual Grants

            (a)             (b)       (c)         (d)       (e)        (f)

                                   % of Total
                                     Options                          Grant
                                   Granted to  Exercise               Date
                         Options Employees In   Price    Expiration  Present
           Name          Granted Fiscal Year    ($/Sh)     Date     Value($)
                            <F1>                                      <F2>

     Richard D. Gottlieb  20,000    21.1%      $ 33.25   31-Oct-04  $234,000

     Ronald L. Rickman    10,000    10.6%        33.25   31-Oct-04   117,000

     Gary N. Schmedding   10,000    10.6%        33.25   31-Oct-04   117,000

     Floyd Whellan         3,000     3.2%        33.25   31-Oct-04    35,100

     Larry L. Bloom        7,500     7.9%        33.25   31-Oct-04    87,750

[FN]
<F1>  The options granted to the named individuals were determined by the
      Executive Compensation Committee in November, 1994 following review of each individual's performance in fiscal year 1994, and become exercisable in installments of 30% of the original grant on each of the first and second anniversaries of the grant date and 40% on the third anniversary. All options are for Common Stock and have an exercise price equal to the closing market price of the stock on the grant date. The lesser of 25% or the maximum number of shares permitted by law are designated as incentive stock options, and the balance are non-qualified options. All options were granted under the Company's 1990 Long Term Incentive Plan, the provisions of which, among other things, allow an optionee exercising an option to satisfy the exercise price and withholding tax obligations by electing to have the Company withhold shares of stock otherwise issuable under the option with a fair market value equal to such obligations. The Plan also permits an optionee exercising an option to satisfy the exercise price by delivering previously awarded restricted stock or previously owned Common Stock. The limitations accompanying the restricted stock remain in effect and apply to the corresponding number of shares issued upon the stock option exercise until they lapse according to their original terms.

<F2>  The "grant date present value" is a hypothetical value determined under the Black-Scholes Option Pricing Model. It is one of the methods permitted by the Securities and Exchange Commission for estimating the present value of options. The Company's stock options are not transferrable, and the actual value of the stock options that an executive officer may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Black-Scholes Option Pricing Model is based on assumptions as to certain variables such as the volatility of the Company's stock price and prevailing interest rates, so there is no assurance that an individual will actually realize the option values presented in this table.

                Aggregated Option Exercises In Last Fiscal Year
                       and Fiscal Year End Option Values

          (a)                   (b)         (c)         (d)              (e)
                                                                     Value of
                                                      Number of      Unexercised
                                                      Unexercised    In-the-Money
                                                      Options at     Options at
                              Shares       Value      FY End (#)     FY End ($)
                            Acquired On   Realized    Exercisable/   Exercisable/
          Name              Exercise (#)    ($)       Unexercisable  Unexercisable
                                <F1>        <F2>          <F3>            <F4>

        Richard D. Gottlieb       0      $      0       213,340        $1,924,725
                                                         44,460            96,650

        Ronald L. Rickman         0             0       127,238         1,176,800
                                                         24,470            53,925

        Gary N. Schmedding        0             0        68,436           573,775
                                                         20,190            42,175

        Floyd Whellan        16,381       253,906        59,819           464,025
                                                          9,180            22,525

        Larry L. Bloom            0             0           960             3,600
                                                          9,740            17,775

[FN]
<F1> All options are for Common Stock or Class B Common Stock and were granted under the Company's 1982 Incentive Stock Option Plan or the 1990 Long Term Incentive Plan.

<F2> Market value of underlying securities at exercise date minus the exercise price.

<F3> Options granted under the Company's 1990 Long Term Incentive Plan become exercisable in three installments over a period of three years from the date of grant. The number of unexercisable options shown includes those granted by the Executive Compensation Committee in November, 1994 for the fiscal year just concluded.

<F4> Market value of underlying securities at September 30, 1994 ($34.50), minus the exercise price.

Long Term Incentive Plans - Awards in Last Fiscal Year

    The Executive Compensation Committee decided in January, 1993 to cancel, as to executive officers of the Company, outstanding performance units awarded for three year performance cycles ending in 1993 and 1994. The Committee recognized that such termination would have an adverse financial impact for the Company's executive officers, and determined in November, 1993 and 1994 to pay each executive officer, in cash, a discretionary amount equal to one-half of the value of performance units earned at the end of the 1993 and 1994 cycles. Each executive officer named in the Summary Compensation Table (except Mr. Bloom, who was not affected by the Committee's decision) received payment in cash, the amount of which is shown in column (h) of the Table.

    The Committee further determined in November, 1992 not to make any performance unit awards in future fiscal years under the Company's Long Term Incentive Plan. The Committee made its decisions after careful examination of the Plan, the award of performance units thereunder, and the relationship between award performance and the compensation objectives of the Committee for executive officers of the Company. The Committee does not intend to make performance unit awards during fiscal year 1995.

Pension Plans

    Under the Company's Retirement Account and Supplementary Benefit Plans, the Company matches employee contributions up to 5% of employee compensation and, in addition, contributes 6.2% of a participant's total compensation plus an additional 5.7% of such compensation in excess of $60,600. These retirement plans are defined contribution plans and were adopted in 1980 to replace the Company's Pension Plan, a defined benefit plan. The Company and employee contributions are invested and the total amount standing to each employee's credit is paid following his or her retirement. The amounts credited in fiscal 1994 under the Retirement Account and Supplementary Benefit Plans to the accounts of the persons listed in the Summary Compensation Table were as follows: Mr. Gottlieb, $165,302; Mr. Rickman, $100,994; Mr. Schmedding, $107,623; Mr. Whellan,
$51,010; and Mr. Bloom, $27,503.

    The Company's Pension Plan was superseded in 1980 by the Retirement Account Plan. Annual benefits under the Pension Plan payable upon retirement at age 65 to the individuals listed in the Summary Compensation Table are as follows: Mr. Gottlieb, none; Mr. Rickman, $11,574; Mr. Schmedding, $1,376; Mr. Whellan, none; and Mr. Bloom, none.


Executive Agreements

    The Company is obliged under written agreements to pay to Messrs. Gottlieb, Rickman, Schmedding and Whellan a multiple of three times the executive officer's base salary in the event of termination of his employment without cause. The Company determined in 1991 not to enter into such agreements in the future with its executive officers.

PERFORMANCE PRESENTATION

    The graphical presentation omitted herein compares the yearly percentage change in the cumulative total shareholder return of the Company, the Standard & Poor's (S & P) 500 Stock Index, and the S & P Publishing/Newspapers Index, in each case for the five years ending September 30, 1994. Total shareholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

The following data points were utilized in preparation of the omitted graph.

                        1989     1990     1991     1992     1993     1994

Lee                   $100.00  $ 64.83  $ 75.08  $108.65  $109.43  $123.32
S&P Publishing/
  Newspapers-
  Index                100.00    66.50    83.85    99.66   101.86   102.48
S&P 500                100.00    90.76   119.20   132.20   149.39   154.89

The (S & P) 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The S & P Publishing/Newspapers Index, which is also weighted by market capitalization, includes the following six publishing companies: Gannett Co., Inc., Knight-Ridder, Inc., The New York Times Company, The Times Mirror Company, Dow Jones & Company, Inc. and Tribune Company.

Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation

The Committee

    The Executive Compensation Committee of the Board of Directors (the "Committee") is composed of four independent outside directors. No executive officer of the Company is a member of the Board of Directors of any company with which a member of the Committee is affiliated. The Board of Directors has delegated to the Committee the authority to review, consider and determine the compensation of the Company's executive officers and other key executive employees and, in accordance with Rule 16b-3 of the Exchange Act, make the final determination regarding awards of stock options, restricted stock, and other stock-based awards to such persons.

Compensation Policies

    The Committee operates on the principle that the compensation of the Company's executive management, including its Chief Executive Officer and the other executive officers named in the Summary Compensation Table, should be competitive with compensation of executive management at comparable companies but should not be at the top of any range derived from such comparisons. The Committee also follows a policy of basing a significant portion of the cash compensation of senior executive officers on the operating performance of the Company, and of other members of the executive management team on the performance of the enterprises units or functions over which they exercise significant management responsibility. The Committee's policies are designed to assist the Company in attracting and retaining qualified executive management by providing competitive levels of compensation that integrate the Company's annual and long term performance goals, reward strong corporate performance, and recognize individual initiative and achievements. The Committee also believes that stock ownership by management and stock-based performance compensation arrangements are beneficial in the linking management's and stockholders' interests in the enhancement of stockholder value.

The Company's executive compensation program is comprised of three elements: (1) base salary; (2) annual incentive bonus; and (3) long term incentive compensation.

Base Salary

    Salary levels for executive management are set so as to reflect the duties and level of responsibilities inherent in the position, and to reflect competitive conditions in the lines of business in which the Company is engaged in the geographic areas where services are being performed. Comparative salaries paid by other companies in the industries and locations where the Company does business are considered in establishing the salary for a given position. The Company participates annually in the Towers Perrin Media Industry Compensation Survey, which is widely used in its industry and gives relevant compensation information on executive positions. The Company strives to place fully competent and highly performing executives at or above the median level of compensation, as reported annually in the Towers Survey.

    The Towers Survey provides annual compensation analyses for executives in the media industry based on revenues, industry segments including publishing and broadcasting, and market type and size. The statistical information, including revenues and compensation levels, provided by Survey participants is utilized by the Towers Survey to develop statistical equations based on revenues, industry segments and markets. These equations, along with other data, are used by the Company to determine the median and other levels of compensation of the executive management of media companies with profiles comparable to that of the Company. Base salaries for executives named in the Summary Compensation Table are reviewed annually by the Committee taking into account the competitive level of pay as reflected in the Towers Survey. In setting base salaries, the Committee also considers a number of factors relating to the particular executive, including individual performance, level of experience, ability and knowledge of the job. Base salaries were increased in 1994 for executive management by 5.29% on a composite basis. The Committee believes the base salary levels are reasonable and necessary to retain these key employees.

Annual Incentive Bonus Plan

    The purpose of the annual incentive bonus plan is to motivate and reward executive management so that they consistently achieve specific financial targets, and are compensated for the accomplishment of certain non-financial objectives. These targets and objectives are reviewed and approved by the Committee annually in conjunction with its review of the Company's strategic and operating plans. A target bonus level, stated as a percent of year end salary, is established for each member of the executive management team, other than executive officers, by the executive officer exercising responsibility over an enterprise unit or function.
For executive officers other than the Chief Executive Officer, the bonus level and achievement targets are determined by the Chief Executive Officer and approved by the Committee. Similarly, the Committee determines the annual bonus opportunity and performance objectives of the Chief Executive Officer. While the annual incentive bonus awards for executives other than the Chief Executive Officer are generally approved upon the recommendation of the Chief Executive Officer, the Committee retains the right to adjust the recommended bonus awards to reflect its evaluation of the Company's overall performance.

Long Term Incentive Plan

    Under the Company's Long Term Incentive Plan, the Committee is authorized, in its discretion, to grant stock options, restricted stock awards, and performance units payable in cash or restricted stock of the Company, in such proportions and upon such terms and conditions as the Committee may determine. The Committee meets in November of each year to evaluate the performance of the Company for the preceding fiscal year and determine the annual incentive bonus and long term incentive awards of executive management of the Company, for the fiscal year just ended. In November, 1994 the Committee made the following determinations with respect to long term compensation for the Company's executive management.

Performance Unit Awards

    As noted above, performance unit awards made in 1990 and 1991 for the three year cycles ending in 1993 and 1994 were cancelled, as to executive officers, by the Committee in January, 1993. The Committee agreed to permit completion of the three year cycles and related performance unit awards previously made for persons other than executive officers, but made no performance unit awards for the three year cycles commencing in fiscal years 1993 and 1994. The Committee has considered and will continue to consider, in addition to objective performance criteria, certain non-quantitative factors including the accomplishment of specific goals established by the Board of Directors and the Committee in connection with long term compensation to executive officers for 1994 and succeeding years, and for other executive management employees of the Company following the conclusion of the performance unit cycles presently outstanding. The Summary Compensation Table includes payments to executive officers for performance unit awards made in 1989 based upon cumulative earnings per share and revenue growth targets established for the three year cycle ending in 1992. The cumulative targets were only partially achieved, and therefore, consistent with the Company's philosophy of relating compensation to performance, performance unit awards paid to participants in the Long Term Incentive Plan, including executive officers, reflected less than targeted achievement. The performance unit awards were paid equally in restricted stock and cash at the completion of the performance cycle. As noted previously, the Committee determined to make discretionary payments to executive officers in lieu of performance unit awards made in 1990 and 1991 for the three year cycles ending in 1993 and 1994 of one-half of the amount that would have been earned.

Stock Option Grants

    The number of stock options granted to each executive officer in 1994 was determined by dividing a specified dollar amount for the grant by a hypothetical fair market value of the stock option as of the grant date, based upon the Black-Scholes Option Pricing Model. The more responsible the executive officer's position, the greater the dollar amount of the grant. All stock options granted have an exercise price equal to the fair market value of the Common Stock at time of grant. In order to assure the retention of high level executives and to tie the compensation of those executives to the creation of long-term value for shareholders, the Committee provided that these stock options generally vest in specified portions over a three year period.

Restricted Stock Awards

    In November, 1994, the Committee granted to executive officers and other key employees awards of restricted stock, which represent shares of the Common Stock of the Company and which the recipient cannot sell or otherwise transfer until the applicable restriction period lapses. The number of shares of restricted stock awarded is generally determined by dividing a specified dollar amount for the target award by the fair market value of the Company's Common Stock on the date such awards are approved. The number of shares then determined is reviewed by the Committee and may be increased or decreased to reflect a number of criteria including, but not limited to, the Company's past operating performance, the individual executive's role in accomplishment of the Company's operating objectives, and that individual's potential for long term growth and contribution to the Company's strategic objectives. Restricted stock awards are also intended to increase the ownership of executives in the Company, through which the value of long term stockholder ownership and growth can be enhanced.

Compensation of Chief Executive Officer

    The Committee determined the 1994 base salary for the Company's Chief Executive Officer, Richard D. Gottlieb, in a manner consistent with the base salary guidelines applied to executive officers of the Company as described above. The annual bonus paid to Mr. Gottlieb for 1994 was based upon a subjective evaluation of the performance of the Company in relation to past years and the performance of comparable media companies, and to a lesser extent, his accomplishment of certain non-financial perforamnce objectives. In making that evaluation, the Committee gave particular weight to the consistently high performance of the Company in relation to its peers in revenue growth, operating income growth, and operating cash flow growth, which contributed in 1994 to record levels of revenue, operating income and operating cash flow. When examining the performance of peer group companies for the past three years, the Committee found the Company's performance, overall and in its primary business segments of newspaper publishing and broadcasting, to be well above the median performance of its peer group in all categories.

The Committee made long term compensation awards of stock options and restricted stock to Mr. Gottlieb in 1994 by applying the same criteria described for the determination of such awards to other executive officers of the Company. The Committee did not consider past stock options and restricted stock grants to Mr. Gottlieb in determining the amount of his 1994 grants. The Committee did consider the consistently exceptional performance of the Company, as more particularly described above, in the final determination of such grants.

Executive Compensation Committee Participation

    The current members of the Executive Compensation Committee are Phyllis Sewell, Chairman, Mark Vittert, Rance E. Crain and Andrew E. Newman.

                         COMPENSATION OF DIRECTORS

    No Company employee receives any remuneration for acting as a director. In fiscal 1994 Messrs. Fischer, Newman, Vittert, Crain, Rickershauser, Guerin, Schermer and Sonnenfeldt and Mrs. Sewell were paid a $24,400 annual retainer, $1,000 for each Board meeting attended and $700 for each Committee meeting attended. Committee chairmen were also paid $3,000 extra as an annual retainer for acting as such. Mr. Schermer received an additional stipend of $60,000 for his services as Chairman of the Board. Directors engaged to provide consultative services are compensated at the rate of $1,500 per diem. The Company in fiscal 1994 also paid to or accrued deferred compensation for Mr. Sonnenfeldt in the amount of $40,000 for consultative services rendered to the Company and its subsidiary, NAPP Systems Inc.

    In 1984 the Board of Directors authorized "outside" directors prior to the beginning of any Company fiscal year to elect to defer receipt of all or any part of compensation such director might earn during such year. Amounts so deferred will be paid to the director upon his or her ceasing to be a director or upon attaining any specified age between 60 and 70, together with interest thereon at the average rate of interest earned by the Company on its invested funds during each year. Alternatively, directors may elect to have deferred compensation credited to a "rabbi trust" established by the Company with an independent trustee, which administers the investment of amounts so credited for the benefit and at the direction of the trust beneficiaries until their accounts are distributed under the deferred compensation plan.

    In 1991 the Company adopted a plan whereby it would match, on a dollar-for-dollar basis up to $5,000 annually, charitable contributions made by outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of December 9, 1994 as to each person known by the Company to own beneficially more than five (5%) percent of the Common Stock or Class B Common Stock of the Company.

                          Common   Percent      Class B      Percent
Beneficial Owner          Stock    of Class   Common Stock   of Class

New England             991,000     6.29%            ---         ---
  Investment Co.
c/o Reich & Tang
Asset Management, L.P.
600 Fifth Avenue
8th Floor
New York, NY  10020

Lloyd G. Schermer <F1>  333,381     2.12%         596,293      8.94%
c/o Lee Enterprises,
Incorporated
215 N. Main Street
Davenport, IA 52801

Betty A. Schermer <F2>  257,803     1.64%         534,677      8.02%
c/o Lee Enterprises,
Incorporated
215 N. Main Street
Davenport, IA 52801

[FN]
<F1>  Includes (i) 46,828 Common and 232,514 Class B Common shares owned by a trust as to which Lloyd G. Schermer retains sole voting and investment powers; (ii) 138,627 Common shares subject to acquisition within 60 days by the exercise of outstanding stock options; (iii) 4,962 Common and 15,105 Class B Common shares held by a charitable foundation as to which Lloyd G. Schermer has shared voting and investment power; (iv) 174,419 Class B Common shares held by a charitable trust as to which Lloyd G. Schermer has sole voting and shared investment power; and (v) 55,010 Common and 55,010 Class B Common shares held by a trust and 87,954 Common and 119,245 Class B Common shares held by a charitable trust as to which Lloyd G. Schermer shares voting and investment powers.
      Lloyd G. Schermer disclaims beneficial ownership of 147,926 Common and 363,779 Class B Common shares listed above, and of the Common and Class B Common shares beneficially owned by Betty A. Schermer listed above and described in footnote (2) below.

<F2>  Includes (i) 164,887 Common and 375,669 Class B Common shares owned by trusts under which Betty A. Schermer has sole voting and investment powers; (ii) 87,954 Common and 119,245 Class B Common shares owned by a charitable trust as to which Betty A. Schermer shares voting and investment powers, but disclaims all beneficial ownership; and (iii) 4,962 Common and 15,105 Class B Common shares held by a charitable foundation as to which Betty A. Schermer has shared voting and investment power, but disclaims all beneficial ownership. Betty A. Schermer also disclaims beneficial ownership of all Common and Class B Common shares beneficially owned by Lloyd G. Schermer listed and described in footnote (1) above.

     The following table sets forth information as to the Common Stock and Class B Common Stock of the Company beneficially owned as of December 9, 1994 by each director, each of the named executive officers listed in the Summary Compensation Table below, and by all directors and executive officers as a group:

Name and
Address of                                  Percent     Class B Common    Percent
Beneficial Owner           Common Stock     of class        Stock         of class

Larry L. Bloom <F2>             2,310          *              ---           ---
1021 Carriage Place Drive
Bettendorf, IA  52722

Rance E. Crain                  1,000          *              ---           ---
220 E. 42nd Street
Room 930
New York, NY  10017

Harry A.                         ---           *               100           *
Fischer, Jr.
One Westbrook Corp. Cntr.
Suite 100
Westchester, IL  60153

Richard D. <F1><F2>           243,612         1.55%         66,818          1.00%
  Gottlieb
11 Deer Hill Road
Pleasant Valley, IA 52767

J. P. Guerin  <F1>               ---          ---           53,407           *
355 S. Grand Ave.
34th Floor
Los Angeles, CA  90024

Andrew E. Newman                1,000          *              ---           ---
501 N. Broadway
St. Louis, MO  63102

Charles E.                      1,000          *              ---           ---
  Rickershauser, Jr.
355 S. Grand Ave.
34th Floor
Los Angeles, CA  90071

Ronald L. Rickman  <F2>       142,109          *            43,678           *
3265 Woodcrest Drive
Bettendorf, IA  52722

Lloyd G. Schermer <F1><F2>    498,268         3.16%        996,620         14.95%
  c/o Lee Enterprises,
  Incorporated
400 Putnam Building
215 N. Main Street
Davenport, IA  52801

Gary N. Schmedding <F1><F2>    80,626          *             4,532          ---
5743 Lewis Court
Bettendorf, IA  52722

Phyllis Sewell                    950          *             1,450           *
7716 Pinemeadow
Cincinnati, OH  45224

Richard W. Sonnenfeldt            100          *               100           *
4 Secor Drive
Port Washington, NY 11050

Mark Vittert                    1,000          *              ---           ---
750 S. Price Road
Ladue, MO  63124

Floyd Whellan <F1><F2>         64,758          *              ---           ---
6401 Utica Ridge Road
Bettendorf, IA  52722

All present executive
officers and directors
as a group (18).            1,061,697         6.67%      1,166,907         17.50%

* Less than one (1%) percent of the class.

[FN]
<F1>  The following directors and officers disclaim beneficial ownership of the following shares, included above, not owned personally by them or held for their benefit: Schermer, 312,813 Common Stock, 764,106 Class B Common Stock; Gottlieb, 10,502 Common Stock, 16,292 Class B Common Stock; Guerin, 1,425 Class B Common Stock; and Schmedding, 20 Common Stock.

<F2>  This table includes the following shares subject to acquisition within 60 days by the exercise of outstanding stock options:
      Schermer, 138,627 Common Stock; Gottlieb, 203,340 Common Stock, 10,000 Class B Common Stock; Rickman, 117,238 Common Stock, 10,000 Class B Common Stock; Schmedding, 68,436 Common Stock; Whellan, 59,819 Common Stock; and Bloom, 960 Common Stock.

Item 13.  Certain Relationships and Related Transactions

    For more than 10 years, the Company has been engaged, through its wholly owned subsidiary, Voice Response, Inc. ("VRI"), in various research and development activities and commercial ventures in the emerging telephone services industry. In January, 1992, the Company limited VRI's external business activities to licensing of certain patent rights and servicing existing customers, because of the absence of immediate business opportunities and the need for substantial additional investment to develop VRI's patent rights for commercial use.

    In April, 1993, the Company decided to discontinue the operations as of September 30, 1993, and to discontinue patent licensing efforts after that date. VRI had no significant tangible assets, but retained certain intangible patents, patent rights and associated "know-how" (the "VRI Technology"). VRI's fiscal 1993 revenues were insignificant, while the venture continued to have significant costs, which included the costs of developing voice response applications for the Company's use.

    The Board of Directors' decision to cease operations was reached after careful review of VRI's business operations and was based on the following factors: the immediate prospects for successful consummation of a license agreement with a significant potential licensing customer were highly speculative; continued efforts to secure such a license would require considerable additional expense to the Company, the recovery of which is not assured in any such licensing arrangement; and there was no other prospect for such a licensing arrangement known to the Company's management which could be secured without significant further commitment of the Company's management efforts and financial resources, which could be more profitably directed toward the Company's continuing business operations.

    Subsequently, Lloyd G. Schermer, Chairman of the Company's Board of Directors, expressed a desire to acquire the VRI Technology from the Company. In July, 1993 a special committee of independent directors was appointed by the Board of Directors to review the Company's proposed agreement with Voice Capture, Inc., a company to be formed by Mr. Schermer to acquire the VRI Technology, and after consultation with persons with experience in matters pertaining to telephone technology and patent licensing, concluded that the proposed Agreement was fair to the Company. The Company's Board of Directors (excluding Mr. Schermer), after full consideration of the proposed Agreement and the advice of the special committee, determined that the proposed Agreement with Voice Capture, Inc. was fair to the Company, and approved the transactions described therein.

    On October 1, 1993, Voice Capture, Inc. and the Company entered into the Agreement, which provided, among other things, that Voice Capture, Inc. acquire from the Company the exclusive title to the VRI Technology, assume certain contracts, liabilities and obligations which are not significant in the aggregate, with respect to the VRI Technology (except monetary obligations associated with the VRI Technology incurred before October 1, 1993), and assume the associated patent licensing activities previously conducted by the Company.

    As consideration for the transfer of the VRI Technology to Voice Capture, Inc., the Company will receive an annual royalty from Voice Capture, Inc. equal to fifty (50%) percent of the gross revenues from licensing of the VRI Technology to third parties and has retained, at no cost, a non-exclusive world-wide license to use the VRI Technology in its continuing business or future operations. In the event the Company does not receive from Voice Capture, Inc. aggregate royalties of $100,000 prior to September 30, 1996, the Company has the right to reacquire the VRI Technology and dispose of such rights as its management determines. Mr. Schermer has personally guaranteed the payment of all royalties and the performance of certain obligations by Voice Capture, Inc. During fiscal 1994 Voice Capture, Inc. derived no revenues from licensing activities and, accordingly, no royalties were due or paid to the Company.

                                  PART IV



                                                               Page Number
Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

  (a)  1.  Financial Statements

           Independent Auditor's Report
             and Consent

           Financial Statements

           Consolidated balance sheets as of September 30,
             1994, 1993 and 1992
           Consolidated statements of income years ended
             September 30, 1994, 1993 and 1992
           Consolidated statements of cash flows years
             ended September 30, 1994, 1993 and 1992
           Consolidated statements of stockholders' equity
             years ended September 30, 1994, 1993 and 1992
           Notes to consolidated financial statements

  (a)  2.  Financial statements schedule

           Schedule

             VIII - Valuation and qualifying accounts years
                      ended September 30, 1994, 1993 and 1992

           All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

  (a) 3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

       3(ii) By-laws
       11    Computation of earnings per share years ended
             September 30, 1994, 1993 and 1992
       21    Subsidiaries
       24    Power of Attorney

  (b) No reports on Form 8-K were filed for the three months ended September 30, 1994.


                                 * * * * *

       For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1991) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-56652 (filed June 17, 1976), 2-58393 (filed March 11, 1977), 2-77121
       (filed April 22, 1982), 33-19725 (filed January 20, 1988), and 33-46708 (filed March 31, 1992).

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                       INDEPENDENT AUDITOR'S REPORT
                                AND CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


    We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1994, 1993 and 1992 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1994, 1993 and 1992 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


    In our opinion, schedules included in this Annual Report on Form 10-K for the year ended September 30, 1994, present fairly the information set forth therein, in conformity with generally accepted accounting principles.


    We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 2-56652, No. 2-77121, No. 2-58393, No. 33-
19725, and No. 33-46708 (filed March 31, 1992) and in the related Prospectuses of our report dated October 26, 1994 with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference and the schedule included in this Annual Report on Form 10-K for the year ended September 30, 1994 and to the reference to us under the heading "Experts" in such Prospectuses.



                                    /s/ McGladrey & Pullen


Davenport, Iowa
October 26, 1994

                       LEE ENTERPRISES, INCORPORATED
                       AND WHOLLY-OWNED SUBSIDIARIES

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                              (In Thousands)

                        Column A      Column B      Column C      Column D<F1>  Column E

                        Balance At    Additions       Charged     Deduction      Balance
                        Beginning      Charged       To Other       From         At Close
    Description         Of Period     To Income      Accounts      Reserves     Of Period

Allowance for doubtful
  accounts:
  For the year ended
    September 30, 1994  $  3,400      $  2,200      $    - -      $  1,500      $  4,100

  For the year ended
    September 30, 1993  $  3,500      $  1,500      $    - -      $  1,600      $  3,400

  For the year ended
    September 30, 1992  $  3,200      $  2,500      $    - -      $  2,200      $  3,500


<F1>  Represents accounts written off as uncollectible, net of recoveries which are immaterial.

2

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 27, 1994                  LEE ENTERPRISES, INCORPORATED

/s/ Richard D. Gottlieb                 /s/ Larry L. Bloom
Richard D. Gottlieb, President          Larry L. Bloom,
  Chief Executive Officer, and            Vice-President of Finance,
  Director                                Treasurer and Chief Financial
                                          Officer

                                        /s/ G. C. Wahlig
                                        G. C. Wahlig,
                                          Principal Accounting Officer

    We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1994 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      Signature                      Title                     Date

/s/ Lloyd G. Schermer          Chairman of the
Lloyd G. Schermer              Board of Directors     November 17, 1994

/s/ J. P. Guerin
J. P. Guerin                   Director               November 17, 1994

/s/ Phyllis Sewell
Phyllis Sewell                 Director               November 17, 1994

/s/ Mark Vittert
Mark Vittert                   Director               November 17, 1994

/s/ Harry A. Fischer, Jr.
Harry A. Fischer, Jr.          Director               November 17, 1994

/s/ Ronald L. Rickman
Ronald L. Rickman              Director               November 17, 1994

/s/ Richard W. Sonnenfeldt
Richard W. Sonnenfeldt         Director               November 17, 1994

/s/ Rance E. Crain
Rance E. Crain                 Director               November 17, 1994

/s/ Charles E. Rickershauser, Jr.
Charles E. Rickershauser, Jr.  Director               November 17, 1994

/s/ Andrew E. Newman
Andrew E. Newman               Director               November 17, 1994