Form 10-Q
period 1994-12-31
LEE ENTERPRISES INC
filed 1995-02-13
CIK 58361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q
[x]           Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                     For Quarter Ended December 31, 1994
                                     OR
[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                            Outstanding at December 31, 1994

Common Stock, $2.00 par value                             15,721,055
Class "B" Common Stock, $2.00 par value                    6,663,220

                       PART I.  FINANCIAL INFORMATION


Item 1.
                        LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                                        1994        1993
                                                           (Unaudited)
Three Months Ended December 31:

  Operating revenue:
    Newspaper:
      Advertising                                     $ 37,721    $ 35,008
      Circulation                                       17,076      16,442
      Other                                             11,461       9,330
    Broadcasting                                        29,347      22,934
    Media products and services                         14,703      15,632
    Equity in net income of associated companies         2,780       2,741
                                                      $113,088    $102,087
  Operating expenses:
    Compensation costs                                $ 36,254    $ 34,103
    Newsprint and ink                                    6,776       5,856
    Depreciation                                         2,845       2,683
    Amortization of intangibles                          3,021       3,160
    Other                                               33,932      31,246
                                                      $ 82,828    $ 77,048

            Operating income                          $ 30,260    $ 25,039

  Financial (income) expense, net:
    Financial (income)                                $   (811)   $   (709)
    Financial expense                                    3,256       3,732
                                                      $  2,445    $  3,023

            Income before taxes on income             $ 27,815    $ 22,016

  Income taxes                                          10,989       8,699

            Net income                                $ 16,826    $ 13,317

  Weighted average number of shares                     22,908      23,462

  Earnings per share                                  $    .73    $    .57

  Dividends per share                                 $    .22    $    .21

                        LEE ENTERPRISES, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)



                                             December 31,  September 30,
                                                 1994          1994
                                                     (Unaudited)

          ASSETS

Cash and cash equivalents                       $ 37,774     $ 18,784
Temporary investments                             30,473       38,859
Accounts receivable, net                          53,202       48,339
Inventories                                       11,250       13,147
Film rights and other                             14,753       16,578
          Total current assets                  $147,452     $135,707

Investments, associated companies                 22,112       21,969
Property and equipment, net                       82,482       82,164
Intangibles and other assets                     234,711      234,861
                                                $486,757     $474,701

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $112,217     $ 99,730
Long-term debt, less current maturities          100,015       98,641
Deferred items                                    33,733       34,400
Stockholders' equity                             240,792      241,930
                                                $486,757     $474,701

                        LEE ENTERPRISES, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                        1994        1993
                                                          (Unaudited)

Three Months Ended December 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 16,826    $ 13,317
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                      5,866       5,843
      Distributions in excess of current
        earnings of associated companies                 2,026       1,734
      Other balance sheet changes                        4,927       7,382
          Net cash provided by operations             $ 29,645    $ 28,276

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                      $ (1,350)   $ (2,370)
    Purchase of temporary investments                      - -     (38,500)
    Proceeds from maturities of temporary
      investments                                        8,386      21,900
    Purchase of property and equipment                  (3,081)     (4,015)
            Net cash provided by (required for)
              investing activities                    $  3,955    $(22,985)

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $(13,901)   $   (805)
    Payment of debt                                        - -          (9)
    Other                                                 (709)        (59)
            Net cash (required for) financing
              activities                              $(14,610)   $   (873)

            Net increase in cash and cash
              equivalents                             $ 18,990    $  4,418

  Cash and cash equivalents:
    Beginning                                           18,784      17,072

    Ending                                            $ 37,774    $ 21,490

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1.   BASIS OF PRESENTATION

          The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1994 and the results of operations and cash flows for the three-month periods ended December 31, 1994 and 1993.


NOTE 2.   INVESTMENT IN ASSOCIATED COMPANIES

          Condensed operating results of unconsolidated associated companies are as follows:

                                                      Three Months Ended
                                                         December 31,
                                                        1994        1993
                                                         (In Thousands)
                                                           (Unaudited)

            Revenues                                  $ 26,891    $ 25,864
            Operating expenses, except
              depreciation and amortization             17,459      16,707
            Depreciation and amortization                  611         492
            Operating income                             8,821       8,665
            Financial income                               495         445
            Income before income taxes                   9,316       9,110
            Income taxes                                 3,748       3,606
            Net income                                   5,568       5,504

          a.  Madison Newspaper, Inc. (50% owned)
          b.  Journal-Star Printing Co. (49.75% owned)
          c.  Quality Information Systems (50% owned)


NOTE 3.   INVENTORIES

          Inventories consist of the following:

                                              December 31,  September 30,
                                                  1994          1994
                                                   (In Thousands)
                                                     (Unaudited)

            Newsprint                           $    776     $  2,343
            Media products and services:
              Raw material                         6,298        5,684
              Finished goods                       4,176        5,120
                                                $ 11,250     $ 13,147





                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION




NOTE 4.   CASH FLOWS INFORMATION

          The components of other balance sheet changes are:

                                                        Three Months Ended
                                                           December 31,
                                                        1994         1993
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) in receivables                 $ (7,032)   $ (3,133)
            Decrease in inventories, film
              rights and other                           2,107       2,300
            Increase in accounts payable,
              accrued expenses and
              unearned income                            1,047         833
            Increase in income taxes payable             8,734       8,132
            Other, primarily deferred items                 71        (750)
                                                      $  4,927    $  7,382

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating results:
                                                       Three Months Ended
                                                          December 31,
                                                        1994        1993
                                                       (Dollar Amounts in
                                                      Thousands Except For
                                                        Per Share Data)

  Revenue                                             $113,088    $102,087
    Percent change                                       10.8%

  Operating expenses                                    82,828      77,048
    Percent change                                        7.5%

  Operating income                                      30,260      25,039
    Percent change                                       20.9%

  Net income                                            16,826      13,317
    Percent change                                       26.3%

  Earnings per share                                  $    .73    $    .57
    Percent change                                       28.1%

Operations by line of business are as follows:

                                                       Three Months Ended
                                                          December 31,
                                                        1994        1993
                                                         (In Thousands)
  Revenue:
    Newspapers                                        $ 69,051    $ 63,468
    Broadcasting                                        29,347      22,934
    Media products and services                         14,690      15,685
                                                      $113,088    $102,087

  Operating income:
    Newspapers                                        $ 20,793    $ 19,904
    Broadcasting                                        11,618       5,806
    Media products and services                          1,712       2,832
    Corporate and other                                 (3,863)     (3,503)
                                                      $ 30,260    $ 25,039

  Depreciation and amortization:
    Newspapers                                        $  2,734    $  2,659
    Broadcasting                                         1,873       1,848
    Media products and services                          1,133       1,212
    Corporate                                              126         124
                                                      $  5,866    $  5,843

  Capital expenditures:
    Newspaper                                         $  1,367    $  3,105
    Broadcasting                                         1,673         844
    Media products and services                             41          66
                                                      $  3,081    $  4,015

There were no significant non-recurring items during the quarter.

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $2,846,000, 8.1%. Advertising revenue from local merchants increased $1,788,000, 8.1%. Local "run-of-press" advertising increased $1,156,000 as a result of higher average rates and a 3.6% increase in advertising inches. Local preprint units were up 8.8% while revenue increased $632,000, 9.4%. Classified advertising revenue increased $1,173,000, 13.2% as a result of a 5.0% increase in units in the recruitment and private party segments which offset weakness in the automotive and real estate segments and higher average rates. Circulation revenue increased $634,000, 3.9% as a result of higher rates which offset a .7% decrease in volume. Other revenue at daily newspapers increased $1,225,000, 38.2% primarily as a result of increases in commercial printing, target marketing and other non-traditional products and services.

  Wholly-owned daily newspaper compensation expense increased $1,144,000, 6.0% due primarily to increases in average compensation. Newsprint and ink costs increased $909,000, 15.8%. Higher unit costs represented 80% of the increase with the balance attributable to an increase in newsprint used by newspapers due to advertising and commercial printing volume increases. Other cash costs increased $1,900,000, 15.5% which includes the costs of new non-traditional products and services.

  Revenues from weekly newspapers, shoppers and specialty publications increased $847,000, 21.4%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year accounted for substantially all of the increase.

Broadcasting:

  Revenue for the quarter increased $6,413,000, 28.0% as political advertising increased $3,837,000, local/regional advertising increased $845,000, 6.5% and national advertising increased $1,244,000, 16.2%. Compensation costs increased $449,000, 5.3% due primarily to an increase in average compensation and a 2.7% increase in the number of hours worked. Programming costs for the quarter declined $212,000 primarily due to lower program acquisition costs. Other cash costs increased $336,000, 6.8% for the quarter.

Media Products and Services:

  Media products and services revenue decreased $995,000, 6.3% as decreased unit volume from NAPP's letterpress plate business was only partially offset by higher selling prices and growth in the flexographic printing plate business. Letterpress customers reduced inventory levels and several customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income decreased $1,120,000, 39.6% due to a lower level and some continuing new product initiatives.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $39,000. An increase in the net income of associated newspaper companies of $105,000 was offset by a reduction in income earned by 50%-owned strategic alliances.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 39.5% of pretax income for the quarters ended
  December 31, 1994 and 1993.

Liquidity and Capital Resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $29,645,000 for the quarter. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                            PART II.  OTHER INFORMATION

Item 5.  Other Materially Important Events

         A letter of intent was executed on February 6, 1995 for the acquisition by Lee Enterprises, Incorporated of 50.25% (3,015 shares) of the common stock of Journal-Star Printing Co., a Nebraska corporation, from Journal Limited Partnership, a Nebraska limited partnership. Journal-Star Printing Co. publishes the Lincoln Star, the Lincoln Journal, the Saturday Journal-Star, and the Sunday Journal and Star; owns all of the outstanding stock of Plattsmouth Journal Company, publisher of the Plattsmouth (Nebraska) Journal; and is engaged in the delivery of related printing and publishing products and services, all in Lincoln, Nebraska.

The acquisition will be accomplished by merger of Journal-Star Printing Co. into a subsidiary of Lee to be formed. In exchange for the shares of Journal-Star Printing Co. owned by Journal Limited Partnership, Lee will issue shares of its Common Stock having an approximate value of $58.3 million. Journal-Star will also make certain nonmaterial payments to Journal Limited Partnership in exchange for the assignment or cancellation of certain outstanding contracts.

The transaction is subject to approval of the Federal Trade Commission and the United States Department of Justice pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to such approval, the parties contemplate closing of the transaction on March 31, 1995.

The transaction does not require the approval of Lee's stockholders. Common shares issued by Lee are presently authorized but unissued shares of the Company and will be "restricted shares" in the hands of Journal Limited Partnership until registration under the Securities Act of 1933 is requested.

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

                                      LEE ENTERPRISES, INCORPORATED


DATE
                                      G.C. Wahlig, Chief Accounting Officer