Form 10-Q
period 1995-03-31
LEE ENTERPRISES INC
filed 1995-05-05
CIK 58361

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q
[x]           Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                      For Quarter Ended March 31, 1995
                                     OR
[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                               Outstanding at March 31, 1995

Common Stock, $2.00 par value                             17,242,290
Class "B" Common Stock, $2.00 par value                    6,641,510

                       PART I.  FINANCIAL INFORMATION


Item 1.
                        LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                     Three Months           Six Months
                                    Ended March 31,       Ended March 31,
                                    1995       1994       1995       1994
                                                  (Unaudited)

  Operating revenue:
    Newspaper:
      Advertising                 $ 31,809   $ 30,194   $ 69,663   $ 65,202
      Circulation                   16,869     16,406     33,945     32,848
      Other                         12,567     10,031     23,895     19,361
    Broadcasting                    21,721     20,893     51,068     43,827
    Media products and services 13,809 15,440 28,512 31,072 Equity in net income of
      associated companies           1,866      1,959      4,646      4,700
                                  $ 98,641   $ 94,923   $211,729   $197,010
  Operating expenses:
    Compensation costs            $ 35,730   $ 34,506   $ 71,984   $ 68,609
    Newsprint and ink                6,367      4,859     13,143     10,715
    Depreciation                     2,975      2,649      5,820      5,332
    Amortization of intangibles      3,004      3,173      6,025      6,333
    Other                           31,392     30,282     65,324     61,528
                                  $ 79,468   $ 75,469   $162,296   $152,517

            Operating income      $ 19,173   $ 19,454   $ 49,433   $ 44,493

  Financial (income) expense,
    net:
    Financial (income)            $   (622)  $   (540)  $ (1,433)  $ (1,249)
    Financial expense                2,664      3,363      5,920      7,095
                                  $  2,042   $  2,823   $  4,487   $  5,846

            Income before taxes
              on income           $ 17,131   $ 16,631   $ 44,946   $ 38,647

  Income taxes                       6,015      7,067     17,004     15,766

            Net income            $ 11,116   $  9,564   $ 27,942   $ 22,881

  Weighted average number of
    shares                          22,610     23,461     22,760     23,461

  Earnings per share              $    .49   $    .41   $   1.23   $    .98

  Dividends per share             $    .22   $    .21   $    .44   $    .42

                        LEE ENTERPRISES, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                                March 31,  September 30,
                                                  1995         1994
                                                     (Unaudited)

          ASSETS

Cash and cash equivalents                       $ 46,556     $ 18,784
Temporary investments                                200       38,859
Accounts receivable, net                          51,170       48,339
Inventories                                       13,056       13,147
Film rights and other                             12,564       16,578
          Total current assets                  $123,546     $135,707

Investments, associated companies                 10,332       21,969
Property and equipment, net                       92,440       82,164
Intangibles and other assets                     288,790      234,861
                                                $515,108     $474,701

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $103,401     $ 99,730
Long-term debt, less current maturities           73,367       98,641
Deferred items                                    38,373       34,400
Stockholders' equity                             299,967      241,930
                                                $515,108     $474,701

                        LEE ENTERPRISES, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                        1995        1994
                                                          (Unaudited)

Six Months Ended March 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 27,942    $ 22,881
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                     11,845      11,665
      Distributions in excess of
        earnings of associated companies                 2,066       1,624
      Other balance sheet changes                       (3,303)      5,806
          Net cash provided by operations             $ 38,550    $ 41,976

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                      $  7,194    $ (2,370)
    Purchase of temporary investments                     (200)    (67,579)
    Proceeds from maturities of temporary
      investments                                       38,859      71,484
    Purchase of property and equipment                  (6,564)     (8,600)
            Net cash provided by (required for)
              investing activities                    $ 39,289    $ (7,065)

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $(19,369)   $ (1,933)
    Cash dividends paid                                 (4,933)     (4,836)
    Payment of debt                                    (25,000)    (25,667)
    Other                                                 (765)        309
            Net cash (required for) financing
              activities                              $(50,067)   $(32,127)

            Net increase in cash and cash
              equivalents                             $ 27,772    $  2,784

  Cash and cash equivalents:
    Beginning                                           18,784      17,072

    Ending                                            $ 46,556    $ 19,856

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1.   BASIS OF PRESENTATION

          The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1995 and the results of operations for the three- and six-month periods ended March 31, 1995 and 1994 and cash flows for the six-month periods ended March 31, 1995 and 1994.


NOTE 2.   INVESTMENT IN ASSOCIATED COMPANIES

          Condensed operating results of unconsolidated associated companies are as follows:

                                      Three Months Ended  Six Months Ended
                                            March 31,          March 31,
                                        1995      1994      1995      1994
                                               (In Thousands)
                                                 (Unaudited)

            Revenues                  $ 23,792  $ 22,877  $ 50,683  $ 48,741
            Operating expenses,
              except depreciation
              and amortization          17,315    16,462    34,774    33,169
            Depreciation and
              amortization                 653       432     1,264       924
            Operating income             5,824     5,983    14,645    14,648
            Financial income               405       440       900       885
            Income before income
              taxes                      6,229     6,423    15,545    15,533
            Income taxes                 2,492     2,526     6,240     6,132
            Net income                   3,737     3,897     9,305     9,401

          a.  Madison Newspaper, Inc. (50% owned)
          b.  Journal-Star Printing Co. (49.75% owned) until March 31, 1995
          c.  Quality Information Systems (50% owned)

NOTE 3.   INVENTORIES

          Inventories consist of the following:

                                                March 31,  September 30,
                                                  1995         1994
                                                   (In Thousands)
                                                     (Unaudited)

            Newsprint                           $  2,560     $  2,343
            Media products and services:
              Raw material                         5,784        5,684
              Finished goods                       4,712        5,120
                                                $ 13,056     $ 13,147

                        LEE ENTERPRISES, INCORPORATED

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION




NOTE 4.   CASH FLOWS INFORMATION

          The components of other balance sheet changes are:

                                                       Six Months Ended
                                                            March 31,
                                                        1995        1994
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) in receivables                 $ (1,851)   $   (204)
            Decrease in inventories, film
              rights and other                           1,397       2,728
            Increase in accounts payable,
              accrued expenses and unearned income       2,112       2,287
            Increase (decrease) in income taxes
              payable                                   (3,713)      1,557
            Other, primarily deferred items             (1,248)       (562)
                                                      $ (3,303)   $  5,806

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating results:
                             Three Months Ended    Six Months Ended
                                 March 31,             March 31,
                              1995       1994       1995       1994
                             (Dollar Amounts in Thousands Except For
                                         Per Share Data)

  Revenue                   $ 98,641   $ 94,923   $211,729   $197,010
    Percent change              3.9%                  7.5%

  Operating expenses          79,468     75,469    162,296    152,517
    Percent change              5.3%                  6.4%

  Operating income            19,173     19,454     49,433     44,493
    Percent change             (1.4%)                11.1%

  Net income                  11,116      9,564     27,942     22,881
    Percent change             16.2%                 22.1%

  Earnings per share        $    .49   $    .41   $   1.23   $    .98
    Percent change             19.5%                 25.5%

Operations by line of business are as follows:

                             Three Months Ended    Six Months Ended
                                  March 31,            March 31,
                              1995       1994       1995       1994
                                          (In Thousands)

  Revenue:
    Newspapers              $ 63,127   $ 58,532   $132,178   $122,000
    Broadcasting              21,721     20,893     51,068     43,827
    Media products and
      services                13,793     15,498     28,483     31,183
                            $ 98,641   $ 94,923   $211,729   $197,010

  Operating income:
    Newspapers              $ 15,705   $ 16,364   $ 36,498   $ 36,268
    Broadcasting               4,391      4,626     16,009     10,432
    Media products and
      services                 2,366      3,005      4,078      5,837
    Corporate and other       (3,289)    (4,541)    (7,152)    (8,044)
                            $ 19,173   $ 19,454   $ 49,433   $ 44,493

                             Three Months Ended    Six Months Ended
                                  March 31,            March 31,
                              1995       1994       1995       1994
                                          (In Thousands)

  Depreciation and
    amortization:
    Newspapers              $  2,790   $  2,663   $  5,522   $  5,322
    Broadcasting               1,918      1,924      3,794      3,772
    Media products and
      services                 1,136      1,117      2,269      2,329
    Corporate                    135        118        260        242
                            $  5,979   $  5,822   $ 11,845   $ 11,665

  Capital expenditures:
    Newspaper               $  1,955   $  3,010   $  3,322   $  6,115
    Broadcasting               1,523      1,393      3,196      2,237
    Media products and
      services                     5         68         46        134
    Corporate                    - -        114        - -        114
                            $  3,483   $  4,585   $  6,564   $  8,600

On March 31, 1995, the Company acquired the 50.25% interest in Journal-Star Printing Co. ("JSPC") not previously owned, making JSPC a wholly-owned subsidiary. The transaction involved the issuance of 1,646,643 shares of the Company's common stock and was accounted for as a purchase. The 49.75% interest previously owned by the Company is accounted for by the equity method through March 31, 1995.

As a result of the acquisition deferred income taxes related to the undistributed income of the 49.75% interest in JSPC were recognized as a reduction of income tax expense and certain contract termination, relocation and reorganization payments related to the 49.75% ownership interest were recognized as expense as of March 31, 1995. Without these one-time costs operating income would have been $20,406,000 as compared to $19,454,000 in 1994, an increase of 4.9%. As a result of the $838,000 tax benefit, the total effect of these transactions was not significant to net income for the three and six month periods ended March 31, 1995.

On March 31, 1995, the Company also purchased the assets of KREZ-TV, a CBS affiliate in Durango, Colorado, which will be operated as a satellite station of KRQE-TV in Albuquerque, New Mexico.

                        QUARTER ENDED MARCH 31, 1995
Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $1,615,000, 5.3%. Advertising revenue from local merchants increased $951,000, 5.0%. Local "run-of-press" advertising increased $319,000 as a result of higher average rates which offset an .8% decrease in advertising inches. Local preprint units were up 5.0% while revenue increased $632,000, 9.4%. Classified advertising revenue grew by $1,071,000, 12.5% as a result of a 7.2% increase in units in the recruitment and private party segments which offset weakness in the automotive and real estate segments and higher average rates.

  Circulation revenue increased $463,000, 2.8% as a result of higher rates which offset a 1.2% decrease in volume.

  Other revenue increased $2,536,000, 25.3%. Higher editorial fees from associated newspaper companies contributed $438,000, 19.0%. Commercial printing, target marketing and other non-traditional products and services revenues increased $716,000, 19.2%. Revenues from weekly newspapers, shoppers and specialty publications increased $1,382,000, 34.6%. Of the 34.6% increase, 23.4% relates to properties acquired since the beginning of the first quarter of the last fiscal year.

  Exclusive of the effects of the JSPC transactions compensation expense increased $1,132,000, 5.5% due primarily to increases in average compensation. Newsprint and ink costs increased $1,518,000, 31.3%.
  Higher unit costs represented substantially all of the increase.
  Increases in newsprint used for commercial printing were offset by reduced newspaper consumption. Other costs increased $421,000, 3.0%.

Broadcasting:

  Revenue for the quarter increased $828,000, 4.0% as the Company overcame the absence of the 1994 winter olympics, carried on our five CBS affiliates last year. Network compensation accounted for $613,000 of the increase. The operating comparisons were affected by the Winter Olympics carried on our five CBS affiliates last year. The revenue increase in the second quarter of last year was 14.9%. Compensation costs increased $373,000, 4.4% due to an increase in average compensation and a 2.6% increase in the number of hours worked. Programming costs for the quarter declined $27,000 primarily due to lower program acquisition costs. Other costs increased $617,000, 13.8% for the quarter due to sales and audience promotion.

Media Products and Services:

  Media products and services revenue decreased $1,631,000, 10.6% as decreased unit volume from NAPP's letterpress plate business was only partially offset by higher selling prices and growth in the flexographic printing plate business. Letterpress customers reduced inventory levels and several customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income decreased $639,000, 21.3% due to the lower sales levels.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $93,000, as increases in net income were offset by higher editorial fees charged to the associated newspaper companies by the Company.

Financial Expenses and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Without the $838,000 decrease from the elimination of JSPC deferred income taxes discussed above, income taxes would have been 40.0% of pretax income for the quarter ended March 31, 1995 as compared to 42.5% of pretax income in the quarter ended March 31, 1994.

                       SIX MONTHS ENDED MARCH 31, 1995

Newspapers:

  Wholly-owned daily newspaper advertising revenue increased $4,461,000, 6.8%. Advertising revenue from local merchants increased $2,459,000, 6.2%. Local "run-of-press" advertising increased $1,475,000, 5.3%.
  Higher average rates were realized in addition to growth in advertising inches of 1.7%. Local preprint units were up 7.1% while revenue increased $984,000, 8.3%. Classified advertising revenue increased $2,244,000, 12.7% as a result of a 6.1% increase in units in the recruitment segments, more advertising by individual customers, and higher average rates.

  Circulation revenue increased $1,097,000, 3.3% as a result of higher rates which offset a decrease in volume.

  Other revenue increased $7,241,000, 16.5%. Editorial fees from associated newspaper companies increased $497,000, 11.1%. Commercial printing, target marketing and other non-traditional products increased $1,808,000, 26.1%. Revenues from weekly newspapers, shoppers and specialty publications increased $2,229,000, 28.0%. Of the 28.0% increase, 20.8% came from properties acquired since the beginning of the first quarter of the last fiscal year.

  Exclusive of the effects of the JSPC transactions and other acquisitions, compensation expense increased $2,242,000, 5.4% due to an increase in average compensation and a 2.6% increase in the number of hours worked. Newsprint and ink costs increased $2,378,000, 22.7%, as higher prices accounted for 21.0% of the increase, with the balance due to an increase in newsprint used for commercial printing. Other costs increased $2,305,000, 8.1% which includes the effect of other commercial printing costs and the development costs of new products.

Broadcasting:

  Revenue for the six months increased $6,113,000, 14.5% due to growth in local and national advertising and a $3,837,000 increase in political advertising in the first quarter. Compensation costs increased $825,000, 4.9% due to high average compensation costs and a 3.3% increase in the number of hours worked. Programming costs declined $239,000, 7.0% due to lower program acquisition costs. Other costs increased $953,000, 10.1% for the six month period due primarily to sales and audience promotion.

Media Products and Services:

  Media products and services revenue decreased $2,560,000, 8.2% as decreased unit volume from NAPP's letterpress plate business was only partially offset by higher selling prices and growth in the flexographic printing plate business. Letterpress customers reduced inventory levels and several customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income decreased $1,759,000, 30.1% due to lower sales levels.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $54,000. An $86,000 increase in the net income of associated newspaper companies was offset by a reduction in earnings of 50%-owned strategic alliances.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 37.8% of pretax income for the six months ended
  March 31, 1995 and 40.8% of pretax income in the six months ended
  March 31, 1994. The elimination of JSPC deferred income taxes discussed above decreased the 1995 effective tax rate by 1.9%.

Liquidity and capital resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $38,550,000 for the six months ended March 31, 1995. Available cash balances and cash flow from operations provide adequate liquidity. Bank borrowings may be utilized to pay a portion of the $48,750,000 purchase price of NBC affiliates KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas, respectively and to continue the companies annual stock repurchase program. The acquisition is anticipated to close on or before June 30, 1995 following regulatory approval. The covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                        LEE ENTERPRISES, INCORPORATED

                         PART II.  OTHER INFORMATION


Item 4.  Submission of matters a vote of security holders

         (a) The annual meeting of the Company was held on February 3, 1995.

         (b) Lloyd G. Schermer, Andrew E. Newman and Ronald L. Rickman were re-elected directors for a three-year term expiring at the 1998 annual meeting. Richard W. Sonnenfeldt was re-elected as a director for a one-year term expiring at the 1996 annual meeting. Directors whose terms of office continued after the meeting include: Rance E. Crain, Richard D. Gottlieb, Phyllis Sewell, J.P. Guerin, Charles E. Rickershauser and Mark Vittert.

         (c) No other matters were voted upon at the meeting. Votes were cast for nominees for director as follows:

                                               For          Against

              Lloyd G. Schermer             67,150,931        333,012
              Andrew E. Newman              67,164,885        319,058
              Ronald L. Rickman             67,150,864        333,079
              Richard W. Sonnenfeldt        66,930,502        553,441

              Votes withheld, abstentions and broker non-votes were not significant.

         (d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11 - Computation of Earnings Per Share

         (b) Reports on Form 8-K filed during the quarter for which this report is filed are as follows:

                                           Financial
                                           Statements       Date of
              Items Reported                 Filed           Report

              Definitive Agreements for
                acquisition of 50.25% of
                Journal-Star Printing Co.
                and 100% of SJL of Kansas
                Corp.                         None        March 17, 1995



                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LEE ENTERPRISES, INCORPORATED

DATE        May 5, 1995                    /s/ G. C. Wahlig
                                           G. C. Wahlig, Chief Accounting
                                             Officer