Form 10-Q
period 1995-06-30
LEE ENTERPRISES INC
filed 1995-07-28
CIK 58361

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
[x]          Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                      For Quarter Ended June 30, 1995
                                    OR
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                              Outstanding at June 30, 1995

Common Stock, $2.00 par value                           17,178,566
Class "B" Common Stock, $2.00 par value                  6,595,965

                      PART I.  FINANCIAL INFORMATION


Item 1.
                       LEE ENTERPRISES, INCORPORATED

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Data)


                                   Three Months          Nine Months
                                  Ended June 30,        Ended June 30,
                                  1995       1994       1995       1994
                                                (Unaudited)

  Operating revenue:
    Newspaper:
      Advertising               $ 42,740   $ 35,027   $112,403   $100,229
      Circulation                 19,427     16,585     53,372     49,433
      Other                       12,383     10,233     36,278     29,594
    Broadcasting                  25,061     23,179     76,129     67,006
    Media products and services 15,785 15,439 44,297 46,511 Equity in net income of
      associated companies         1,710      2,559      6,356      7,259
                                $117,106   $103,022   $328,835   $300,032
  Operating expenses:
    Compensation costs          $ 38,107   $ 34,657   $110,091   $103,266
    Newsprint and ink              8,567      6,113     21,710     16,828
    Depreciation                   3,270      2,692      9,090      8,024
    Amortization of intangibles    3,553      3,130      9,578      9,463
    Other                         34,125     30,147     99,449     91,675
                                $ 87,622   $ 76,739   $249,918   $229,256

          Operating income      $ 29,484   $ 26,283   $ 78,917   $ 70,776

  Financial (income) expense,
    net:
    Financial (income)          $   (901)  $   (760)  $ (2,334)  $ (2,009)
    Financial expense              2,917      3,219      8,837     10,314
                                $  2,016   $  2,459   $  6,503   $  8,305

          Income before taxes
            on income           $ 27,468   $ 23,824   $ 72,414   $ 62,471

  Income taxes                    11,033      9,457     28,037     25,223

          Net income            $ 16,435   $ 14,367   $ 44,377   $ 37,248

  Weighted average number of
    shares                        24,182     23,413     23,238     23,445

  Earnings per share            $    .68   $    .61   $   1.91   $   1.59

  Dividends per share           $    .22   $    .21   $    .66   $    .63

                       LEE ENTERPRISES, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                              June 30,   September 30,
                                                1995         1994
                                                   (Unaudited)

          ASSETS

Cash and cash equivalents                     $ 56,513     $ 18,784
Temporary investments                              200       38,859
Accounts receivable, net                        55,447       48,339
Inventories                                     13,289       13,147
Film rights and other                           12,208       16,578
          Total current assets                $137,657     $135,707

Investments, associated companies             $ 10,629     $ 21,969
Property and equipment, net                     93,488       82,164
Intangibles and other assets                   285,164      234,861
                                              $526,938     $474,701

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                           $129,244     $ 99,730
Long-term debt, less current maturities         52,842       98,641
Deferred items                                  38,747       34,400
Stockholders' equity                           306,105      241,930
                                              $526,938     $474,701

                       LEE ENTERPRISES, INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)


                                                      1995        1994
                                                        (Unaudited)
Nine Months Ended June 30:

  CASH PROVIDED BY OPERATIONS
    Net income                                      $ 44,377    $ 37,248
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                   18,668      17,487
      Distributions in excess of
        earnings of associated companies               1,769         785
      Other balance sheet changes                     (1,725)      8,671
          Net cash provided by operations           $ 63,089    $ 64,191

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                    $  7,144    $ (4,083)
    Purchase of temporary investments                   (200)   (102,003)
    Proceeds from maturities of temporary
      investments                                     38,859     100,728
    Purchase of property and equipment               (10,643)    (11,953)
          Net cash provided by (required for)
            investing activities                    $ 35,160    $(17,311)

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                        $(26,450)   $ (2,118)
    Cash dividends paid                               (9,827)     (9,688)
    Payment of debt                                  (25,000)    (27,267)
    Other, primarily stock options exercised             757       2,192
          Net cash (required for) financing
            activities                              $(60,520)   $(36,881)

          Net increase in cash and cash
            equivalents                             $ 37,729    $  9,999

  Cash and cash equivalents:
    Beginning                                         18,784      17,072

    Ending                                          $ 56,513    $ 27,071

                       LEE ENTERPRISES, INCORPORATED

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1. BASIS OF PRESENTATION

        The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1995 and the results of operations for the three and nine month periods ended June 30, 1995 and 1994 and cash flows for the nine month periods ended June 30, 1995 and 1994.


NOTE 2. INVESTMENT IN ASSOCIATED COMPANIES

        Condensed operating results of unconsolidated associated companies are as follows:

                                    Three Months Ended  Nine Months Ended
                                          June 30,           June 30,
                                      1995      1994      1995      1994
                                             (In Thousands)
                                               (Unaudited)

          Revenues                  $ 17,427  $ 24,759  $ 68,110  $ 73,500
          Operating expenses,
            except depreciation
            and amortization          11,502    16,236    46,276    49,405
          Depreciation and
            amortization                 444       428     1,708     1,352
          Operating income             5,481     8,095    20,126    22,743
          Financial income               312       438     1,212     1,323
          Income before income
            taxes                      5,793     8,533    21,338    24,066
          Income taxes                 2,339     3,406     8,579     9,538
          Net income                   3,454     5,127    12,759    14,528

        a.  Madison Newspaper, Inc. (50% owned)
        b.  Journal-Star Printing Co. (49.75% owned until March 31, 1995)
        c.  Quality Information Systems (50% owned)


NOTE 3. INVENTORIES

        Inventories consist of the following:


                                              June 30,    September 30,
                                               1995           1994
                                                 (In Thousands)
                                                   (Unaudited)

          Newsprint                           $  2,821     $  2,343
          Media products and services:
            Raw material                         5,765        5,684
            Finished goods                       4,703        5,120
                                              $ 13,289     $ 13,147

                       LEE ENTERPRISES, INCORPORATED

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 4. CASH FLOWS INFORMATION

        The components of other balance sheet changes are:

                                                      Nine Months Ended
                                                          June 30,
                                                      1995        1994
                                                       (In Thousands)
                                                         (Unaudited)

          (Increase) in receivables                 $ (6,128)   $ (4,623)
          (Increase) in inventories, film
            rights and other                            (428)       (406)
          Increase in accounts payable,
            accrued expenses and unearned income       4,877       9,098
          Increase in income taxes payable               277       4,661
          Other, primarily deferred items               (323)        (59)
                                                    $ (1,725)   $  8,671

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:

                           Three Months Ended   Nine Months Ended
                                June 30,              June 30,
                            1995       1994       1995       1994
                           (Dollar Amounts in Thousands Except For
                                       Per Share Data)

  Actual:

  Revenue                 $117,106   $103,022   $328,835   $300,032
    Percent change           13.7%                  9.6%

  Operating expenses        87,622     76,739    249,918    229,256
    Percent change           14.2%                  9.0%

  Operating income          29,484     26,283     78,917     70,776
    Percent change           12.2%                 11.5%

  Net income                16,435     14,367     44,337     37,248
    Percent change           14.4%                 19.1%

  Earnings per share      $    .68   $    .61   $   1.91   $   1.59
    Percent change           11.5%                 20.1%

As if acquisition of Journal-Star Printing Co. had occurred on October 1, 1993.

  Proforma:

  Revenue                 $117,106   $109,776   $342,937   $319,802
    Percent change            6.7%                  7.2%

  Operating expenses        87,622     82,377    260,725    246,240
    Percent change            6.4%                  5.9%

  Operating income          29,484     27,399     82,212     73,562
    Percent change            7.6%                 11.8%

  Net income                16,435     15,084     46,405     39,040
    Percent change            9.0%                 18.9%

  Earnings per share      $    .68   $    .60   $   1.91   $   1.56
    Percent change           13.3%                 22.4%

Operations by line of business are as follows:

                           Three Months Ended   Nine Months Ended
                                June 30,             June 30,
                            1995       1994       1995       1994
                                        (In Thousands)

  Revenue:
    Newspapers            $ 76,274   $ 64,398   $208,452   $186,398
    Broadcasting            25,061     23,179     76,129     67,006
    Media products and
      services              15,771     15,445     44,254     46,628
                          $117,106   $103,022   $328,835   $300,032

  Operating income:
    Newspapers            $ 21,666   $ 19,672   $ 58,164   $ 55,940
    Broadcasting             7,259      6,207     23,268     16,639
    Media products and
      services               3,916      3,694      7,994      9,531
    Corporate and other     (3,357)    (3,290)   (10,509)   (11,334)
                          $ 29,484   $ 26,283   $ 78,917   $ 70,776


                           Three Months Ended   Nine Months Ended
                                June 30,             June 30,
                            1995       1994       1995       1994
                                        (In Thousands)
  Depreciation and
    amortization:
    Newspapers            $  3,572   $  2,787   $  9,094   $  8,109
    Broadcasting             1,994      1,786      5,788      5,558
    Media products and
      services               1,122      1,117      3,391      3,446
    Corporate                  135        132        395        374
                          $  6,823   $  5,822   $ 18,668   $ 17,487

  Capital expenditures:
    Newspaper             $  2,183   $  2,554   $  5,268   $  8,669
    Broadcasting             1,870        746      5,066      2,983
    Media products and
      services                  15         33         61        167
    Corporate                   11         20        248        134
                          $  4,079   $  3,353   $ 10,643   $ 11,953

There were no significant non-recurring items during the quarter ended June 30, 1995.

On March 31, 1995, the Company acquired the 50.25% interest in Journal-Star Printing Co. ("JSPC") not previously owned, making JSPC a wholly-owned subsidiary. In exchange the Company issued 1,646,643 shares of the Company's common stock and the transaction was accounted for as a purchase. The 49.75% interest previously owned by the Company is accounted for by the equity method through March 31, 1995.

As a result of the acquisition, deferred income taxes related to the undistributed income of the 49.75% interest in JSPC were recognized as a reduction of income tax expense and certain contract terminations, relocation or reorganization payments related to the 49.75% ownership interest were recognized as expense as of March 31, 1995. Without these one-time costs, operating income would have been $80,150,000 as compared to $70,776,000 in 1994, an increase of 13.2%. As a result of the $838,000 tax benefit, the total effect of these transactions was not significant to net income for the nine month period ended June 30, 1995.

On March 31, 1995, the Company also purchased the assets of KREZ-TV, a CBS affiliate in Durango, Colorado, for $1,750,000. The station will be operated as a satellite station of KRQE-TV in Albuquerque, New Mexico.


                        QUARTER ENDED JUNE 30, 1995

Newspapers:

  All comparisons are in a proforma basis as if the JSPC acquisition had been effective October 1, 1993. Wholly-owned daily newspaper advertising revenue increased $1,843,000, 4.5%. Advertising revenue from local merchants increased $734,000, 3.1%. Local "run-of-press" advertising increased $115,000 as a result of higher average rates which offset a 2.5% decrease in advertising inches. Local preprint units were up 9.7% while revenue increased $619,000, 8.5%. Classified advertising revenue grew by $839,000, 6.6% primarily as a result of higher average rates.

  Circulation revenue increased $857,000, 4.6% as a result of higher rates which offset an .8% decrease in volume.

  Other revenue increased $2,487,000, 25.1%. Higher editorial fees from an associated newspaper company contributed $322,000, 21.0%. Commercial printing, target marketing and other new media products revenues increased $1,138,000, 29.5%. Revenues from weekly newspapers, shoppers and specialty publications increased $1,027,000, 22.8%. Of the 22.8% increase, 11.8% relates to properties acquired since the beginning of the first quarter of the last fiscal year.

  Compensation expense increased $1,203,000, 5.1% due primarily to increases in average compensation. Newsprint and ink costs increased $1,387,000, 19.3%. A 20.6% increase in average unit costs was partially offset by conservation efforts.

  A 3.1% increase in newsprint used for commercial printing was more than offset by reduced newspaper consumption for a net decrease of 1.3%. Other costs increased $851,000, 5.2%.

Broadcasting:

  Revenue for the quarter increased $1,882,000, 8.1%, primarily due to growth in the Albuquerque, Huntington and Portland markets. Increases in network compensation accounted for approximately 30% of the revenue increase. Strong advertising demand offset the loss of approximately $700,000 of political advertising revenue last year. Compensation costs increased $309,000, 3.6%. Film amortization for the quarter declined $226,000 primarily due to lower programming costs. Other cash costs increased $642,000, 13.7% due to increases in consulting and contract labor expenses.

Media Products and Services:

  Revenue increased $346,000 and operating income increased $180,000, respectively, which came in large part from operations of NAPP Systems Inc. Higher flexographic plate and equipment sales, along with higher average selling prices for letterpress plates, more than offset reduced letterpress plate volume.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $849,000 as operations of JSPC are now consolidated with operations of the Company.

Financial Expenses and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 40.2% of pretax income for the quarter ended June 30, 1995 and 39.7% of pretax income in the quarter ended June 30, 1994.

                      NINE MONTHS ENDED JUNE 30, 1995

Newspapers:

  All comparisons are in a proforma basis as if the JSPC acquisition had been effective October 1, 1993. Wholly-owned daily newspaper advertising revenue increased $6,832,000, 5.8%. Advertising revenue from local merchants increased $3,244,000, 4.6%. Local "run-of-press" advertising increased $1,428,000, 2.9%. Higher average rates were realized and advertising inches were flat. Local preprint units were up 8.0% while revenue increased $1,816,000, 8.7%. Classified advertising revenue increased $3,401,000, 10.1% as a result of a 3.5% increase in units and higher average rates.

  Circulation revenue increased $2,107,000, 3.8% as a result of higher rates which offset a .7% decrease in volume.

  Other revenue increased $7,563,000, 26.5%. Editorial fees from associated newspaper companies increased $793,000, 16.1%. Commercial printing, target marketing and other new media products increased $3,514,000, 31.5%. Revenues from weekly newspapers, shoppers and specialty publications increased $3,256,000, 26.1%. Of the 26.1% increase, 17.6% came from properties acquired since the beginning of the first quarter of the last fiscal year.

  Compensation expense increased $4,133,000, 6.0% due to an increase in average compensation and a 2.1% increase in the number of hours worked. Newsprint and ink costs increased $3,696,000, 18.3%, as higher prices accounted for 17.3% of the increase, with the balance due to an increase in newsprint used for commercial printing. Other costs increased $4,291,000, 8.9% which includes the effect of the other commercial printing costs and the development costs of new products.

Broadcasting:

  Revenue for the nine months increased $9,123,000, 13.6% due to growth in local and national advertising and a $3,837,000 increase in political advertising in the first quarter. Compensation costs increased $1,134,000, 4.4% due to high average compensation costs and a 3.8% increase in the number of hours worked reflecting expanded news commitments. Programming costs declined $465,000, 9.1% due to lower program acquisition costs. Other costs increased $1,595,000, 11.3% for the nine month period due primarily to increases in sales and audience promotion and consulting and contract labor expenses.

Media Products and Services:

  Media products and services revenue decreased $2,214,000, as decreased unit volume from NAPP's letterpress plate business was only partially offset by higher selling prices and growth in the flexographic printing plate business. Letterpress customers reduced inventory levels and several customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income decreased $1,564,000, due to lower sales levels.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $903,000. As operations of JSPC have been consolidated with operations of the Company since March 31, 1995.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt.

  Income taxes were 38.7% of pretax income for the nine months ended
  June 30, 1995 and 40.4% of pretax income in the nine months ended
  June 30, 1994. The elimination of JSPC deferred income taxes discussed above decreased the 1995 effective tax rate by 1.2%.

Liquidity and capital resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $63,089,000 for the nine months ended June 30, 1995. Available cash balances and cash flow from operations provide adequate liquidity. Up to $50,000,000 in bank borrowings will be utilized to pay a portion of the $48,750,000 purchase price of NBC affiliates KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas, respectively, to continue the Company's annual stock repurchase program, and to prepay $20,000,000 of long-term debt due on January 15, 1997.
  The acquisition is anticipated to close on or before August 23, 1995 following regulatory approval. The covenants related to the Cmpany's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

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

  (a) Exhibits:

      Exhibit 11 - Computation of Earnings Per Share

  (b) Reports on Form 8-K filed during the quarter for which this report is filed are as follows:

                                     Financial
                                     Statements              Date of
      Items Reported                   Filed                  Report

      Acquisition of 50.25% of
        Journal-Star Printing Co.    See Below             May 8, 1995

      (1)  Financial statements of the business acquired:  Journal Star
Printing Co.

Financial statements and independent
auditors' report on the financial
statements of Journal-Star Printing Co.
as of September 30, 1994 and for the
year then ended.

Unaudited financial statements of Journal-Star
Printing Co. as of March 31, 1995 and for the six months ended March 31, 1994 and 1995.

      (2) Proforma financial information of Lee Enterprises, Incorporated and subsidiaires.

Unaudited proforma consolidated
statements of income for the year ended
September 30, 1994 and for the six months ended March 31, 1994 and 1995.


                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEE ENTERPRISES, INCORPORATED




DATE  7/28/95                            /s/ G. C. Wahlig
                                         G. C. Wahlig, Chief Accounting
                                           Officer