Form 10-K
period 1995-09-30
LEE ENTERPRISES INC
filed 1995-12-27
CIK 58361

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 8, 1995. Common Stock and Class B Common Stock, $2.00 par value: $933,750,000.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 8, 1995. Common Stock, $2.00 par value, 34,249,246 shares; and Class B Common Stock, $2.00 par value, 13,157,547 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 1995 are incorporated by reference in Part III of this Form 10-K.

                                  PART I


Item 1. Business

    Item 1(a) Recent business developments. On March 31, 1995 Lee acquired the 50.25% interest in Journal-Star Printing Co. (JSPC) not previously owned, making JSPC a wholly-owned subsidiary. On August 28, 1995, Lee acquired the stock of SJL of Kansas Corp. (SJL) which operates NBC affiliates KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas. For additional information related to the acquisitions, see Note 3 to the Notes to Financial Statements under Item 8, herein.

    Item 1(b) Financial information about industry segments. See Note 11 to the Notes to Financial Statements under Item 8, herein.

    Item 1(c) Narrative description of business.


                               NEWSPAPERS


    The Company and its subsidiaries publish the following daily newspapers:

    Quad-City Times - Davenport, Iowa
    The Wisconsin State Journal - Madison, Wisconsin
    The Lincoln Journal-Star - Lincoln, Nebraska
    The Journal Times - Racine, Wisconsin
    LaCrosse Tribune - LaCrosse, Wisconsin
    Gazette Times - Corvallis, Oregon
    Globe-Gazette - Mason City, Iowa
    Ottumwa Courier - Ottumwa, Iowa
    Star Courier - Kewanee, Illinois
    Muscatine Journal - Muscatine, Iowa
    Billings Gazette - Billings, Montana
    The Montana Standard - Butte, Montana
    Missoulian - Missoula, Montana
    Independent Record - Helena, Montana
    Bismarck Tribune - Bismarck, North Dakota
    Herald and Review - Decatur, Illinois
    Southern Illinoisan - Carbondale, Illinois
    Winona Daily News - Winona, Minnesota
    Rapid City Journal - Rapid City, South Dakota

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

    The Company also publishes 39 weekly newspapers, shoppers and special industry publications.

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

                               BROADCASTING


    The Company and its subsidiaries own and operate the following television stations:

                                                               Nielsen DMA
       Station                                                Market Ranking


  ABC Affiliate, KGUN-TV - Tucson, Arizona                         80
  CBS Affiliates:
    KOIN-TV - Portland, Oregon                                     24
    KRQE-TV - Albuquerque, New Mexico                              48 <F1>
    KGMB-TV - Honolulu, Hawaii                                     70 <F2>
    KMTV - Omaha, Nebraska                                         75
  NBC Affiliates:
    WSAZ-TV - Huntington-Charleston, West Virginia                 57
    KSNW-TV - Wichita, Kansas                                      63 <F3>
    KSNT-TV - Topeka, Kansas                                      140
  Paramount Affiliate, KZIA-TV - El Paso, Texas                    99

  [FN]
  <F1> Combined DMA rank.  KRQE-TV also operates satellite stations KBIM-
       TV Roswell, New Mexico and KREZ-TV, Durango, Colorado.
  <F2> KGMB-TV also operates satellite stations KGMD-TV, Hilo, Hawaii and
       KGMV-TV, Maui, Hawaii.
  <F3> KSNW-TV also operates satellite stations KSNG-TV Garden City,
       Kansas; KSNC-TV Great Bend, Kansas; and KSNK-TV Oberlin,
       Kansas/McCook, Nebraska

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

                         GRAPHIC ARTS


    NAPP Systems Inc. ("NAPP") is engaged in the business of manufacturing and selling photosensitive letterpress (NAPPlate) and flexographic (NAPPflex) polymer printing plates and selling related plate processing equipment manufactured under contracts by others to newspaper publishers, preprint, or telephone directory printing businesses located throughout the world. NAPP also distributes commercial flexographic printing plates and related plate processing equipment manufactured by others.

    NAPP is subject to competition in the printing plate business.
Present supplies and/or contracts with suppliers of aluminum, steel and chemicals used in manufacturing of NAPP plates are deemed adequate. Price increases for these raw materials are probable in the future, but these increases will affect competition as well as NAPP.

    Under a License Agreement dated April 1, 1995 with Nippon Paint Co., Ltd. ("Nippon"), former owner of 50% of the outstanding capital stock of NAPP, NAPP acquired a fully paid-up license on a worldwide, nonassignable and sublicensable basis to exclusive use of Nippon's NAPPflex patent rights in development, design, manufacture, marketing, sale, and distribution of NAPPflex printing plates for use by newsprint, preprint, and telephone directory printing businesses.

                               OTHER MATTERS


    Compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

    In September 1995, the Company, its subsidiaries and associated companies had approximately 5,600 employees, including approximately 1,900 part-time employees.

Item 2. Properties

    The Company's executive offices are located in facilities leased at 215 North Main Street, Davenport, Iowa.

    All of the newspaper printing plants (except Madison) are owned by the Company. All newspaper printing plants (including Madison) are well maintained, are in good condition, and are suitable for the present office and publishing operations of the newspapers. All newspaper plants are adequately equipped with typesetting, printing and other equipment required in the publication of newspapers.

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

                                      Period Of
                                       Service    Period In
                                        With       Present
     Name                        Age   Company      Office   Present Office

Richard D. Gottlieb              53   32 years    4 years     President and
                                                                Chief
                                                                Executive
                                                                Officer

Larry L. Bloom                   48   2 1/2 Years 2 1/2 Years Vice-President
                                                                & Treasurer

Ronald L. Rickman                57   36 years    12 years    Vice-President

Gary N. Schmedding               57   23 years     7 years    Vice-President

Greg R. Veon                     43   19 years     1 month    Vice-President

Floyd Whellan                    58    9 years     9 years    Vice-President

Charles D. Waterman, III         49    6 years     6 years    Secretary

George C. Wahlig                 48    6 years     3 years    Principal
                                                                Accounting
                                                                Officer

John VanStrydonck                42   14 years     4 years    Chairman and
                                                                CEO, NAPP
                                                                Systems Inc.

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

    Greg R. Veon was elected a Vice-President of the Company in November 1995; from 1992 through November 1995 he was Vice-President and General Manager of KOIN-TV, Portland, Oregon; for more than 2 years prior thereto he was publisher of the Herald & Review, Decatur, Illinois.

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


                                   PART II


Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters

COMMON STOCK PRICES AND DIVIDENDS

Lee Common Stock is listed on the New York Stock Exchange. The table below shows the high and low prices of Lee Common Stock for each quarter during the past three years, the closing price at the end of each quarter and the dividends paid per share, after giving retroactive effect for the two-for-one stock split.

                                                Quarter
                                  4th        3rd        2nd        1st
STOCK PRICES

1995:
 High                          $21-11/16  $19-5/16   $18-3/8    $17-3/8
 Low                            18-1/8     17-7/16    16-13/16   15-7/8
 Closing                        21-11/16   19-1/16    17-3/4     17-1/4

1994:
 High                          $17-3/4    $17-3/4    $19-1/16   $17-1/2
 Low                            16         15-7/8     16-7/8     15-1/2
 Closing                        17-1/4     16         17-9/16    17-1/2

1993:
 High                          $15-13/16  $15-1/8    $15-3/4    $17-1/4
 Low                            13-3/4     13-5/8     14-1/4     15-1/8
 Closing                        15-11/16   13-5/8     14-13/16   15-1/4

DIVIDENDS PAID
 1995                          $ .11      $ .11      $ .11      $ .11
 1994                            .10-1/2    .10-1/2    .10-1/2    .10-1/2
 1993                            .10        .10        .10        .10

    For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Financial Statements under Item 8 herein.

    At September 30, 1995, the Company had 4,678 holders of Common Stock and 2,863 holders of Class B Common Stock.

Item 6. Selected Financial Data

                       FIVE YEAR FINANCIAL PERFORMANCE


Year Ended September 30:   1995      1994      1993      1992      1991
                                 (In Thousands Except Per Share Data)

OPERATIONS
  Operating revenue      $ 443,188 $ 402,551 $ 372,907 $ 363,918 $ 346,260

  Net income             $  58,459 $  50,854 $  41,236 $  38,492 $  31,501



PER SHARE AMOUNTS
  Weighted average
    shares                  46,962    46,850    46,920    46,682    46,584
  Earnings               $1.24     $1.09     $ .88     $ .82     $ .68
  Dividends                .44       .42       .40       .38-1/2   .38


OTHER DATA
  Total assets           $ 559,929 $ 474,701 $ 482,317 $ 504,985 $ 490,264
  Debt, including current
     maturities            123,489   130,532   160,214   173,537   191,096
  Stockholders' equity     311,042   241,930   223,482   203,812   183,035

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Management Review and Discussion

Operating results are summarized below:

                                               1995      1994      1993
                                                    (In Thousands)

Operating revenue                            $443,188  $402,551  $372,907
  Percent change                                10.1%      7.9%      2.5%
Operating income                              103,432    95,477    81,139
  Percent change                                 8.3%     17.7%      1.2%
Net income                                     58,459    50,854    41,236
  Percent change                                15.0%     23.3%      7.1%
Earnings per share                               1.24      1.09       .88
  Percent change                                13.8%     23.9%      7.3%

The fiscal 1995 comparisons are affected by two significant acquisitions. On March 31, 1995 Lee acquired the 50.25% interest in Journal-Star Printing Co. (JSPC) not previously owned, making JSPC a wholly-owned subsidiary. On August 28, 1995, Lee acquired the stock of SJL of Kansas Corp. (SJL) which operates NBC network affiliated television stations KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas and three satellite stations that comprise a network that covers all western Kansas and parts of southwest Nebraska. Fiscal 1994 and 1993 comparisons were not affected by significant acquisitions. The following unaudited proforma operating results are as if the 1995 acquisitions had occurred on October 1, 1993.

                                                         1995      1994
                                                          (Proforma in
                                                           Thousands)

Operating revenue                                      $472,048  $444,918
  Percent change                                           6.1%
Operating income                                        108,329   102,218
  Percent change                                           6.0%
Net income                                               58,231    52,648
  Percent change                                          10.6%
Earnings per share                                         1.20      1.05
  Percent change                                          14.3%

NEWSPAPERS

                                             1995        1994      1993
                                                  (In Thousands)

Operating revenue                          $274,835    $241,032  $223,423
  Percent change                              14.0%        7.9%      4.6%
Operating income:
  Wholly-owned properties                    68,366      65,881    58,434
    Percent change                             3.8%       12.7%     (1.2%)
  Equity in net income                        8,325      10,031     9,502
    Percent change                           (17.0%)       5.6%      9.6%
Operating margin, wholly-owned properties     24.9%       27.3%     26.2%

The newspaper segment includes daily and weekly newspapers, shoppers, and specialty publications. Operating revenue consists of the following:

                                               1995      1994      1993
                                                    (In Thousands)
Daily newspaper:
  Advertising                                $153,325  $134,322  $126,920
     Percent change                             14.1%      5.8%      3.4%
  Circulation                                  72,863    66,302    63,285
     Percent change                              9.9%      4.8%      5.7%
Other                                          48,647    40,408    33,218
  Percent change                                20.4%     21.6%      7.1%

The JSPC acquisition accounted for a 9.0% increase in advertising revenue and a 6.1% increase in circulation revenue in 1995.

In the tables that follow, newspaper advertising linage, circulation volume statistics, and related revenue results are presented on a proforma basis for newspapers owned at the end of fiscal 1995.

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

ADVERTISING LINAGE, IN THOUSANDS OF INCHES (PROFORMA)

                                              1995      1994      1993

Classified                                    3,674     3,586     3,313
  Percent change                               2.5%      8.2%      3.0%
Local                                         5,422     5,481     5,533
  Percent change                              (1.1%)     (.9%)    (2.7%)

Classified advertising revenue increased approximately 9.1% in 1995, 13.3% in 1994, and 4.7% in 1993. The average rate realized increased 6.5% in 1995, 4.7% in 1994, and 1.6% in 1993. In 1995 growth was led by increases in employment, private party advertising and, in the first part of the year automotive.

Local "run-of-press" advertising represents advertising by merchants in the local community which is printed in the newspaper rather than "preprints" which are printed separately by the Company or others and inserted into the newspaper. Revenue increased 2.2% and 3.3% in 1995 and 1994, respectively, on higher average rates despite a 1.1% and .9% decrease in advertising inches. In 1993 revenue was flat due to the 2.7% decrease in volume.

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates. Preprint revenue increased $1,839,000 (5.4%) in 1995, $1,774,000 (5.5%) in 1994, and $1,787,000 (5.9%)
in 1993 primarily as a result of increases in volume. The rate of growth in advertising revenues began to decline late in fiscal 1995. This decline is expected to continue into 1996.

In 1995 and 1994 circulation revenue increased 3.8% and 4.7%, respectively, as a result of higher rates which offset .9% and .6% decreases in volume. The 1993 increase in circulation revenue was a result of a 5.3% increase in price and a .3% increase in the number of subscribers.

Other revenue consists of revenue from products delivered outside the newspaper (which include activities such as target marketing and special event production), weekly and specialty publications, commercial printing and editorial service contracts with Madison Newspapers, Inc. and, through March 31, 1995, with Journal-Star Printing Co.

Other income by category and by property is as follows:

                                               1995      1994      1993
                                                    (In Thousands)

Products delivered outside the newspaper:
  Properties owned for entire period         $  6,347  $  4,467  $  2,273
  Acquired since September 30, 1992               229       - -       - -
Weekly and specialty publications:
  Properties owned for entire period           15,732    15,233    13,497
  Acquired since September 30, 1992             5,333     2,151       - -
Commercial printing:
  Properties owned for entire period           11,799    10,178     9,305
  Acquired since September 30, 1992               781       - -       - -
Editorial service contracts                     8,426     8,379     8,143
                                             $ 48,647  $ 40,408  $ 33,218


The following table sets forth the percentage of revenue of certain items in the newspaper segment.

                                               1995      1994      1993

Revenue                                       100.0%    100.0%    100.0%

Compensation costs                             34.4%     34.9%     34.9%
Newsprint and ink                              11.6       9.0       9.8
Other operating expenses                       24.5      24.4      23.9
                                               70.5%     68.3%     68.6%

Income before depreciation, amortization,
  interest and taxes                           29.5%     31.7%     31.4%
Depreciation and amortization                   4.6       4.4       5.2
Operating margin wholly-owned properties       24.9%     27.3%     26.2%

Exclusive of the effects of acquisitions, in 1995 costs other than depreciation and amortization increased 8.2%. Newsprint and ink costs increased 32.1% as price increases offset the 1.4% reduction in newsprint usage. Compensation costs increased 5.2% primarily as a result of salary increases. Other operating expenses increased by 4.9% due to normal inflationary increases.

Exclusive of the effects of the specialty publication acquisitions, in 1994 costs other than depreciation and amortization increased 5.7%. Compensation costs increased 6.9% primarily due to a 1.8% increase in hours worked and salary increases. Total hours worked increased primarily due to the non-traditional revenue activities. Newsprint and ink costs decreased 1.1%. Increased newsprint rebates offset a 4% increase in newsprint usage by newspapers and a 11% increase in commercial printing volume. Other operating expenses increased 7.1% primarily due to non-traditional services and normal inflationary increases.

In 1993 costs other than depreciation and amortization increased 7.5%. Compensation costs increased 3.7% primarily as a result of salary increases. Newsprint and ink costs increased 10.0% primarily as a result of reduced newsprint rebates and an increase in commercial printing. Other operating expenses increased 12.2% primarily due to costs related to non-traditional services and normal inflationary increases.

Newsprint suppliers continue to implement price increases. If newsprint prices actually increase as indicated, our costs per ton could increase in excess of 25% in 1996.

BROADCASTING

                                               1995      1994      1993
                                                (Dollars In Thousands)

Operating revenue                            $100,586  $ 90,000  $ 81,284
  Percent change                                11.8%     10.7%      2.7%
Operating income                               26,934    21,494    16,712
  Percent change                                25.3%     28.6%     19.7%
Operating margin                                26.8%     23.9%     20.6%

Exclusive of the effects of the SJL acquisition, operating revenue and operating income increased 10.1% and 26.7%, respectively in 1995.
Local/regional revenue increased $1,400,000, national advertising increased $3,200,000, political advertising increased $1,700,000 and network compensation increased $1,900,000.

The full year of operations from the acquisition of KZIA-TV, then operating in Las Cruces, New Mexico, increased operating revenue in 1994 by $400,000. Exclusive of the effects of this acquisition, local/regional revenue increased $4,700,000 and national advertising increased $4,300,000. Included in these increases are the effects of the Winter Olympics on our four CBS affiliates and their satellite stations.

Political advertising in 1993 increased $1,100,000 over the prior year. Local/regional advertising increased by $2,500,000 which was offset, in part, by a $1,200,000 decrease in national advertising. In 1995 political revenues totaled approximately $4,400,000. While we anticipate some revenues in fiscal 1996 from political campaigns, the bulk of these revenues may not be replaced due to the current softness in national spot advertising and less robust conditions in several of our local markets. Network compensation decreased $300,000 for the year, primarily at the Company's CBS-affiliated stations.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                               1995      1994      1993

Revenue                                       100.0%    100.0%    100.0%

Compensation costs                             37.1%     38.9%     39.1%
Programming costs                               6.2       7.4       9.4
Other operating expenses                       21.8      21.4      21.4
                                               65.1%     67.7%     69.9%

Income before depreciation, amortization,
  interest and taxes                           34.9%     32.3%     30.1%
Depreciation and amortization                   8.1       8.4       9.5
Operating margin wholly-owned properties       26.8%     23.9%     20.6%

Exclusive of the effects of the SJL acquisition, operating income increased by $5,700,000 in 1995. Compensation costs increased 4.6% primarily due to increased hours worked. Programming costs decreased by $530,000 (8.0%) as a result of a shift from more expensive syndicated programming to locally originated news programming. Other operating expense increased 10.3% due to costs related to the higher business activity levels and sales and audience promotion.

Operating income increased in 1994 by $4,800,000. Compensation costs increased $3,200,000 or 10.1%, due to an increase in incentive compensation related to increases in advertising revenue and an increase of 5.1% in the number of hours worked (including the effects of the acquisition of KZIA-
TV). Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Program costs declined $1,000,000 primarily due to the trend discussed above. Other operating expenses increased $1,800,000 or 10.4%, due to costs related to the higher business activity levels.

Operating income increased $2,600,000 in 1993. Programming costs decreased by $3,300,000 reflecting trends from 1992. Compensation costs increased 5.0% primarily as a result of salary increases. Other operating expenses increased by 5.1% reflecting increased sales promotion costs and inflationary cost increases.

GRAPHIC ARTS

Graphic arts revenue decreased $2,046,000 in 1995 while operating income increased $658,000. Decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices and growth in the flexographic printing plate business. Profit from large infrequently occurring equipment sales contributed $1,400,000 to operating income.

In 1994 NAPP's revenue increased 5.2% due primarily to higher flexographic printing plate sales. The contribution from letterpress printing plates for the year was flat as higher average prices offset increased manufacturing costs and a 10% reduction in plate volume.

NAPP presently expects conversion to offset or flexographic printing by its existing newspaper letterpress customer base within the next ten to fifteen years. The timing of conversion to offset or flexographic printing by present newspaper customers of NAPP in future periods is difficult to predict since printing equipment may be retired based on considerations other than physical condition. The decision will also be impacted by a number of factors beyond NAPP's control, including economic conditions in NAPP's worldwide market.

NAPP may be able to offset a portion of the loss in newspaper letterpress revenues by increasing the newspaper market for its flexographic product, increasing revenues from the commercial flexographic printing plate distribution business which NAPP established in September 1995 and increasing product offerings in the commercial letterpress printing market, development of additional products for use in other printing technologies and marketing of the cost-effective letterpress printing technology in Eastern Europe and other countries where newspaper markets are developing. There is no assurance that NAPP will be successful in replacing its newspaper letterpress revenues.

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

INTEREST EXPENSE

Interest expense decreased by approximately $1,700,000 in 1995 and 1994 and $1,600,000 in 1993. The most significant element of the decrease was a lower debt level which reduced interest by approximately $2,000,000, $1,700,000 and $800,000, respectively. In 1993 there was a $400,000 reduction in interest expense as a result of the continuing phase-out of the Company's Deferred Compensation Unit Plan. In 1995 a $500,000 increase in interest on deferred compensation was offset by an increase in financial income earned on the invested funds.

INCOME TAXES

Income taxes were 38.6% of pretax income in 1995, 40.1% in 1994 and 39.3% in 1993. In 1995 the effective tax rate was decreased by .9% as a result of the elimination of the deferred income taxes related to the undistributed income of the 49.75% interest in JSPC. The effect of the federal income tax rate increase was approximately $200,000 in 1994 and $1,000,000 including a $500,000 increase in deferred income tax credits in 1993. The 1993 increase was offset by the reduction in the income tax interest contingency related to the income tax basis of acquired intangibles due to favorable court rulings for taxpayers with similar circumstances and changes in the income tax law. The effective tax rate for 1996 is expected to be approximately 39%.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations is the Company's primary source of liquidity, generating $72,571,000 in 1995. The major sources and uses of cash in 1995 were as follows:
                                                            (In Thousands)

  Sources of cash:
    Operations                                                   $ 72,571
    Maturities of temporary investments, net                       38,659
    New borrowings                                                 35,000
    All other                                                       1,002
                                                                 $147,232

  Uses of cash:
    Acquisitions                                                 $ 41,609
    Purchase property and equipment                                17,435
    Cash dividends paid                                            20,295
    Purchase stock                                                 30,925
    Pay debt                                                       45,069
                                                                 $155,333
          Decrease in cash                                       $ (8,101)


The Company has financed significant acquisitions by long-term borrowings. The long-term borrowings may not be prepaid without a substantial prepayment penalty.

Capital expenditures for new and improved facilities and equipment are expected to be about $20,000,000 in 1996. The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds. The Company also has $15,000,000 available pursuant to a bank line-of-credit.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is $.12 per share, an annual rate of $.48.

During the fiscal year ended September 30, 1995, the Company paid $20,295,000 or 34.7% of the current year's earnings in dividends. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under long-term obligations are not considered restrictive to payment of dividends. Lee common stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee common stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

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

Item 8. Financial Statements and Supplementary Data

                            FINANCIAL STATEMENTS
                         CONSOLIDATED BALANCE SHEETS

                                                    September 30,
                                               1995      1994      1993
                                                 (Dollars In Thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 10,683  $ 18,784  $ 17,072
  Temporary investments                            200    38,859    45,500
  Trade receivables, less allowance for
    doubtful accounts 1995 $4,100; 1994
    $4,100; 1993 $3,400                         57,146    46,170    43,284
  Receivables from associated companies          1,438     2,169     2,137
  Inventories                                   18,355    13,147    11,177
  Program rights and other                      16,687    16,578    15,952

  Total current assets                        $104,509  $135,707  $135,122

INVESTMENTS
  Associated companies                        $ 10,754  $ 21,969  $ 20,305
  Other                                          8,946     7,437     6,650
                                              $ 19,700  $ 29,406  $ 26,955

PROPERTY AND EQUIPMENT
  Land and improvements                       $ 12,053  $ 11,392  $ 11,319
  Buildings and improvements                    64,768    56,675    55,177
  Equipment                                    176,642   152,547   137,917
                                              $253,463  $220,614  $204,413
  Less accumulated depreciation                145,267   138,450   129,057
                                              $108,196  $ 82,164  $ 75,356

INTANGIBLES AND OTHER ASSETS
  Intangibles                                 $321,014  $225,633  $242,267
  Other                                          6,510     1,791     2,617
                                              $327,524  $227,424  $244,884

                                              $559,929  $474,701  $482,317


See Notes to Consolidated Financial Statements.

                                                      September 30,
                                                1995      1994      1993
                                                   (Dollars In Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities of
    long-term debt                            $ 47,978  $ 31,891  $ 32,748
  Accounts payable                              24,155    17,336    13,215
  Compensation and other accruals               28,431    26,523    25,078
  Income taxes payable                           2,656    12,971    10,808
  Unearned income                               13,307    11,009     9,859

  Total current liabilities                   $116,527  $ 99,730  $ 91,708

LONG-TERM DEBT, net of current maturities     $ 75,511  $ 98,641  $127,466

DEFERRED ITEMS
  Retirement and compensation                 $ 11,632  $ 13,021  $ 13,747
  Income taxes                                  45,217    21,379    25,914
                                              $ 56,849  $ 34,400  $ 39,661

STOCKHOLDERS' EQUITY
  Capital stock:
    Serial convertible preferred, no par
      value; authorized 500,000 shares;
      issued none
    Common, $2 par value; authorized
      60,000,000 shares; issued and
      outstanding 1995 34,198,000 shares      $ 68,396  $ 32,130  $ 31,826
    Class B, common, $2 par value;
      authorized 30,000,000 shares;
      issued and outstanding 1995 13,168,000
      shares                                    26,336    13,390    14,374
  Additional paid-in capital                    17,404     6,497     3,469
  Unearned compensation                           (533)     (665)     (901)
  Retained earnings                            199,439   190,578   174,714
                                              $311,042  $241,930  $223,482

                                              $559,929  $474,701  $482,317

                     CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended September 30,
                                                1995      1994      1993
                                                     (In Thousands
                                                  Except Per Share Data)

Operating revenue:
  Newspaper:
    Advertising                               $153,325  $134,322  $126,920
    Circulation                                 72,863    66,302    63,285
    Other                                       48,647    40,408    33,218
  Broadcasting                                 100,586    90,000    81,284
  Graphic arts                                  59,490    61,357    58,651
  Equity in net income of associated
    companies                                    8,277    10,162     9,549
                                              $443,188  $402,551  $372,907

Operating expenses:
  Compensation costs                          $148,894  $138,486  $128,734
  Newsprint and ink                             31,936    21,744    21,936
  Depreciation                                  12,731    10,916    11,131
  Amortization of intangibles                   13,243    12,580    13,645
  Other                                        132,952   123,348   116,322
                                              $339,756  $307,074  $291,768

        Operating income                      $103,432  $ 95,477  $ 81,139

Financial (income) expense:
  Interest expense                            $ 11,902  $ 13,576  $ 15,312
  Financial (income)                            (3,704)   (2,984)   (2,103)
                                              $  8,198  $ 10,592  $ 13,209

          Income before taxes on income       $ 95,234  $ 84,885  $ 67,930

Income taxes                                    36,775    34,031    26,694

          Net income                          $ 58,459  $ 50,854  $ 41,236

Weighted average number of shares               46,962    46,850    46,920

Earnings per share                            $   1.24  $   1.09  $    .88


See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended September 30,
                                                1995      1994      1993
                                                     (In Thousands)

CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                  $ 58,459  $ 50,854  $ 41,236
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization               25,974    23,496    24,776
    Distributions in excess of (less than)
      earnings of associated companies             206    (1,696)   (1,563)
    Change in assets and liabilities, net
      of effects from business
      acquisitions:
      (Increase) decrease in receivables        (4,849)   (2,631)      529
      (Increase) decrease in inventories,
        program rights and other                (4,717)   (4,013)    1,447
      Increase (decrease) in accounts
        payable, accrued expenses and
        unearned income                          6,619     5,038   (10,154)
      Increase (decrease) in income taxes
        payable                                (10,469)    2,163       884
      Other, primarily deferred items            1,348     4,564     1,120
          Net cash provided by operating
            activities                        $ 72,571  $ 77,775  $ 58,275

CASH (REQUIRED FOR) INVESTING ACTIVITIES
  Acquisitions                                $(41,609) $ (4,132) $   (444)
  Additional investment in associated
    companies                                      - -       - -       (50)
  Purchase of property and equipment           (17,435)  (17,611)   (9,988)
  Purchase of temporary investments               (200) (117,732)  (87,500)
  Proceeds from maturities of temporary
    investments                                 38,859   124,373    66,800
  Other                                         (1,509)     (787)      (95)
          Net cash (required for) investing
            activities                        $(21,894) $(15,889) $(31,277)

CASH (REQUIRED FOR) FINANCING ACTIVITIES
  Purchase of common stock                    $(30,925) $(16,498) $ (8,702)
  Cash dividends paid                          (20,295)  (19,367)  (18,495)
  Proceeds from long-term borrowings            20,000      - -        - -
  Proceeds from short-term notes payable        15,000      - -        - -
  Principal payments on long-term
    borrowings                                 (45,069)  (26,667)  (11,070)
  Other                                          2,511     2,358     5,070
          Net cash (required for) financing
            activities                        $(58,778) $(60,174) $(33,197)

          Net increase (decrease) in cash
            and cash equivalents              $ (8,101) $  1,712  $ (6,199)

Cash and cash equivalents:
  Beginning                                     18,784    17,072    23,271

  Ending                                      $ 10,683  $ 18,784  $ 17,072


See Notes to Consolidated Financial Statements.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                          Years Ended September 30,
                                                                    Amount                         Shares
                                                          1995       1994       1993      1995     1994      1993
                                                                     (In Thousands Except Per Share Data)
COMMON STOCK
  Balance, beginning                                    $ 32,130   $ 31,826   $ 41,842    32,130   31,826    41,842
    Conversion from Class B
      Common Stock                                           252        988        432       252      988       432
    Stock split                                           34,198        - -        - -       - -      - -       - -
    Cancellation of treasury
      stock                                                  - -        - -    (10,480)      - -      - -   (10,480)
    Shares issued                                          3,508        462        560     3,508      462       560
    Shares reacquired                                     (1,692)    (1,146)      (528)   (1,692)  (1,146)     (528)

  Balance, ending                                       $ 68,396   $ 32,130   $ 31,826    34,198   32,130    31,826

CLASS B COMMON STOCK
  Balance, beginning                                    $ 13,390   $ 14,374   $ 18,606    13,390   14,374    18,606
    Conversion to Common Stock                              (252)      (988)      (432)     (252)    (988)     (432)
    Stock split                                           13,168        - -        - -       - -      - -       - -
    Cancellation of treasury
      stock                                                  - -        - -     (3,712)      - -      - -    (3,712)
    Shares issued                                             38         14         90        38       14        90
    Shares reacquired                                         (8)       (10)      (178)       (8)     (10)     (178)

  Balance, ending                                       $ 26,336   $ 13,390   $ 14,374    13,168   13,390    14,374

ADDITIONAL PAID-IN CAPITAL
  Balance, beginning                                    $  6,497   $  3,469   $    - -
    Shares issued                                         58,273      3,028      3,469
    Common stock split (Note 2)                          (47,366)       - -        - -

  Balance, ending                                       $ 17,404   $  6,497   $  3,469

UNEARNED COMPENSATION
  Balance, beginning                                    $   (665)  $   (901)  $   (760)
    Restricted shares issued                                (496)      (474)      (787)
    Restricted shares canceled                                24         22        118
    Amortization                                             604        688        528

  Balance, ending                                       $   (533)  $   (665)  $   (901)









                                                                         Years Ended September 30,
                                                                    Amount                        Shares
                                                          1995       1994       1993      1995     1994      1993
                                                                       (In Thousands Except Per Share Data)
RETAINED EARNINGS
  Balance, beginning                                    $190,578   $174,714   $256,519
    Net income                                            58,459     50,854     41,236
    Cash dividends per share
      1995 $.44; 1994 $.42;
      1993 $.40                                          (20,295)   (19,367)   (18,495)
    Treasury stock issued for
      less than cost or
      canceled                                               - -        - -    (98,203)
    Shares reacquired                                    (29,303)   (15,623)    (6,343)

  Balance, ending                                       $199,439   $190,578   $174,714

TREASURY STOCK
  Balance, beginning                                    $    - -   $    - -   $112,395       - -      - -    7,096
    Cancellation of treasury
      stock                                                  - -        - -   (112,395)      - -      - -   (7,096)

  Balance, ending                                       $    - -   $    - -   $    - -       - -      - -      - -

STOCKHOLDERS' EQUITY                                    $311,042   $241,930   $223,482    47,366   45,520   46,200

See Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS:

            The Company has three principal businesses: newspaper publishing, broadcasting and sale of graphic arts products and services. As of September 30, 1995, operating divisions and associated companies publish 19 daily newspapers and operate nine television stations and seven satellite stations.
            Graphic arts products and services consist primarily of the operations of NAPP Systems Inc., a manufacturer and distribution of graphic arts products.


          PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

          TEMPORARY INVESTMENTS:

            Temporary investments are carried at cost which approximates fair value.

          INVENTORIES:

            Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1995, 1994 and 1993 were less than replacement cost by $4,896,000, $2,985,000, and $3,148,000, respectively.

            Graphic arts inventories are valued at the lower of standard cost (which approximates cost on a first-in, first-out method) or market.

          PROGRAM RIGHTS:

            Cost of program rights is stated at the lower of cost or estimated realizable value. The total cost of the rights is recorded as an asset and a liability when the program becomes available for broadcast. Cost of program rights is charged to operations primarily on accelerated bases related to the usage of the program. The current portion of program rights represents those rights that will be amortized in the succeeding year.

          INVESTMENTS:

            Investments in the common stock or joint venture capital of associated companies are reported at cost plus the Company's share of undistributed earnings since acquisition, less amortization of intangibles.

            Long-term loans to associated companies are included in investments in associated companies.

            Other investments primarily consist of various trading securities held in a Rabbi Trust and are carried at fair value.

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

          INTANGIBLES:

            Intangibles include covenants not-to-compete, consulting agreements, customer lists, broadcast licenses and agreements, newspaper subscriber lists, and the excess costs over fair value of net assets of businesses acquired.

            The excess costs over fair value of net tangible assets include $21,510,000 related to the newspaper and broadcast segments incurred prior to October 31, 1970, which is not being amortized. Excess costs related to shoppers are being amortized over a 10 to 15 year period. Intangibles related to the graphic arts segment are being amortized over a period of 20 years. Intangibles, representing non-compete covenants, consulting agreements, customer lists, broadcast licenses and agreements and newspaper subscriber lists are being amortized over a period of 3 to 40 years. The remaining newspaper and broadcast segment costs are being amortized over a period of 40 years. All intangibles are amortized by the straight-line method.

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

NOTE 2.   COMMON STOCK SPLIT

          On November 9, 1995, the Board of Directors declared a two-for-one stock split on the Company's Common Stock and Class B Common Stock effected in the form of a stock dividend to holders of record on November 20, 1995. Common Stock issued, Class B Common Stock issued, and additional paid-in capital as of September 30, 1995 have been restated to reflect this split.

          The number of shares issued at September 30, 1995 after giving effect to the split was 34,198,000 common shares and 13,168,000 Class B Common shares (17,099,000 common shares and 6,584,000 Class B Common shares before the split).

          All share and per share data, including stock option and stock purchase plan information, is stated to reflect the split.

NOTE 3.   ACQUISITIONS

          On March 31, 1995, the Company issued 3,293,000 shares of common stock, in exchange for 50.25% of the outstanding shares of Journal-Star Printing Co., a subsidiary which prior to the acquisition was 49.75% owned by the Company. The total acquisition cost over the fair value of the net assets acquired was $41,586,000.

          The acquisition has been accounted for as a purchase. The results of operations of 100% of the Journal-Star Printing Co. since the date of acquisition are included in the consolidated financial statements. Equity in net income was recorded for the Company's 49.75% interest in income through March 31, 1995.

          On August 28, 1995, the Company acquired, for cash 100% of the outstanding stock of SJL of Kansas Corp., the owner of two television stations in Wichita and Topeka, Kansas. The total acquisition cost was $51,100,000. The excess of the total acquisition cost, over the fair value of the net assets acquired was $19,790,000.

          The acquisition has been accounted for as a purchase and results of operations of SJL of Kansas Corp. since the date of acquisition is included in the consolidated financial statements.

          Unaudited pro forma consolidated results of operations for the years ended September 30, 1995 and 1994 as though 100% of the Journal-Star Printing Co. and SJL of Kansas Corp. had been acquired as of October 1, 1993 follows:

                                                            Year Ended
                                                           September 30,
                                                          1995      1994
                                                          (In Thousands
                                                         Except Per Share
                                                              Data)

            Operating revenue                           $472,048  $444,918
            Net income                                    58,231    52,648
            Earnings per share                              1.20      1.05

          The above amounts reflect adjustments for amortization of intangibles, additional depreciation on revalued purchased assets and imputed interest on borrowed funds.

          The Company also acquired four alternative publications and a satellite television station in 1995, two alternative publications in 1994, and an independent television station in 1993.

          The purchase price of business acquisitions was allocated as follows:

                                                Years Ended September 30,
                                                1995      1994      1993
                                                      (In Thousands)

            Noncash working capital
              acquired                        $  1,723  $    161  $     27
            Property and equipment              21,484       436       505
            Intangibles                        108,890     3,535        67
            Other long-term assets               6,370       - -       - -
            Debt assumed                        (1,871)      - -       - -
            Issuance of note payable            (2,315)      - -       - -
            Deferred items                     (22,682)      - -      (155)
            Common stock issued                (58,250)      - -       - -
                    Total cash purchase
                      price                   $ 53,349  $  4,132  $    444
            Less equity interest in cash
              balance at date of acquisition   (11,740)      - -       - -
                                              $ 41,609  $  4,132  $    444


NOTE 4.   INVESTMENTS IN ASSOCIATED COMPANIES

          The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper publishing company operating in Madison, Wisconsin, and a direct marketing venture, Quality Information Systems. The Company had until March 31, 1995 (see Note 3) an effective 50% ownership interest in Journal-Star Printing Co., a newspaper publishing company in Lincoln, Nebraska.

          Summarized financial information of the associated companies is as follows:

            Combined Associates                 1995      1994      1993
                                                    (In Thousands)

                    Assets

            Current assets                    $ 22,873  $ 35,895  $ 36,420
            Investments and other assets         3,865    13,757    14,486
            Property and equipment, net          6,359    13,835     8,608
                                              $ 33,097  $ 63,487  $ 59,514

              Liabilities and
                Stockholders' Equity

            Current liabilities               $ 12,180  $ 17,839  $ 17,684
            Long-term debt                         590       615       615
            Deferred items                         - -     2,414     1,915
            Stockholders' equity                20,327    42,619    39,300
                                              $ 33,097  $ 63,487  $ 59,514

            Revenue                           $ 85,421  $ 98,011  $ 92,097
            Income before depreciation,
              interest and income taxes         27,159    33,454    31,333
            Operating income                    25,104    31,629    29,600
            Net income                          16,076    20,353    19,124

          Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                                1995      1994      1993
                                                     (In Thousands)

            Share of:
              Stockholders' equity            $ 10,164  $ 21,265  $ 19,601
              Undistributed earnings             9,946    19,508    17,844

NOTE 5.   DEBT

          The Company has long-term obligations, net of current maturities, as follows:

                                                      September 30,
                                                1995      1994      1993
                                                     (In Thousands)

            Insurance companies notes
              payable:
              Senior notes                    $    - -  $ 20,000  $ 20,000
              Senior notes, effective rate
                of 9.92%, $25,000,000 due
                January 1998 and 1999           50,000    75,000   100,000
            Bank term loan, 6.17%, due
              January 1997                      20,000       - -       - -
            Program contracts, noninterest
              bearing, due through 1999          2,763     2,040     4,366
            Other 5.0%-6.2%, due through
              2010                               2,748     1,601     3,100
                                              $ 75,511  $ 98,641  $127,466

          At September 30, 1995 the Company had $15,000,000 of borrowings under unsecured line-of-credit agreements with two banks. The agreements provide for quarterly interest payments at a variable interest rate, currently 6.25%, and are due in August 1996. The Company also has $15,000,000 available under a credit agreement with a bank which terminates in July 1998. Interest rates float at rates specified in the agreement.

          Aggregate maturities during the next five years are $32,978,000, $23,344,000, $25,681,000, $25,222,000, and $1,264,000. Covenants
          under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

NOTE 6.   RETIREMENT AND COMPENSATION PLANS

          Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $9,200,000 in 1995, $10,200,000 in 1994, and $7,800,000 in
          1993.

NOTE 7.   COMMON STOCK AND CLASS B COMMON STOCK

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

          During 1993, the Board of Directors retired 14,192,000 shares of treasury stock and adopted the policy of retiring all shares of the Company's common stock as it is repurchased.

NOTE 8.   STOCK OPTION AND RESTRICTED STOCK
            AND STOCK PURCHASE PLANS

          Stock option and restricted stock plans:

            The Company has reserved 7,114,000 common shares for issuance to key employees under incentive and nonstatutory stock option plans and a restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. All option grants are for common stock. Other pertinent information related to the stock option plans is as follows:

                                                    Number of Shares
                                              1995      1994      1993
                                                    (In Thousands)

              Under option, beginning of
                year                          2,406     2,556     2,682
                Granted                         192       198       372
                Terminated and canceled         (10)      (34)      (22)
                Exercised                      (368)     (314)     (476)
              Under option, end of year       2,220     2,406     2,556

              Options exercisable, end of
                year                          1,778     1,856     1,738

                                                    Average Price
                                               1995      1994      1993

              Granted during the year         $16.66    $16.03    $15.54
              Exercised during the year        11.45     12.37      9.94
              Under option, end of year        13.79     13.20     12.91

            Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. As of September 30, 1995, 156,000 shares of restricted stock were outstanding.

            At September 30, 1995, 4,894,000 shares were available for granting of stock options or issuance of restricted stock.

          Stock purchase plan:

            The Company has 218,000 additional shares of common stock available for issuance pursuant to a non-officer employee stock purchase plan. April 30, 1996 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant.

            In 1995, 1994 and 1993 employees purchased 108,000, 120,000, and 108,000 shares, respectively, at a per share price of $14.90 in 1995, $12.49 in 1994, and $12.38 in 1993.

NOTE 9.   INCOME TAX MATTERS

          Components of income tax expense consist of the following:

                                               Years Ended September 30,
                                               1995      1994      1993
                                                     (In Thousands)
            Paid or payable on currently
              taxable income:
              Federal                         $29,031   $27,846   $21,554
              State                             5,948     5,535     4,311
            Net increase due to deferred
              income taxes                      1,796       650       829
                                              $36,775   $34,031   $26,694

          Income tax expense for the years ended September 30, 1995, 1994, and 1993 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                 % Of Pre-Tax Income
                                              1995      1994      1993

            Computed "expected" income tax
              expense                         35.0%     35.0%     34.8%
            State income taxes, net of
              federal tax benefit              4.4       4.2       4.2
            Net income of associated companies
              taxed at dividend rates         (2.7)     (3.7)     (4.4)
            Effect of change in tax rates on
              deferred taxes                   - -       - -        .7
            Goodwill amortization              3.0       3.3       4.7
            Other                             (1.1)      1.3       (.7)
                                              38.6%     40.1%     39.3%

          Foreign taxes are not material.

          Net deferred tax liabilities consist of the following components as of September 30, 1995, 1994 and 1993:

                                               1995      1994      1993
                                                    (In Thousands)
            Deferred tax liabilities:
              Property and equipment         $  8,607  $  3,429  $  3,728
              Equity in undistributed
                earnings of affiliates            883     1,676     1,529
              Deferred gain on sale of
                broadcast properties            3,308     3,308     3,308
              Identifiable intangible
                assets                         36,179    19,686    23,120
              Other                             2,303       - -       - -
                                             $ 51,280  $ 28,099  $ 31,685
            Deferred tax assets:
              Accrued compensation           $  7,501  $  7,525  $  6,670
              Receivable allowance              1,550     1,746     1,493
              Loss carryforwards acquired      10,779       784     1,703
              Other                             2,654     3,084     3,411
                                             $ 22,484  $ 13,139  $ 13,277
              Less, valuation allowance        10,498       - -     1,703
                                               11,986  $ 13,139  $ 11,574
                                             $ 39,294  $ 14,960  $ 20,111

          The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1995, 1994, and 1993 as follows:

                                               1995      1994      1993
                                                    (In Thousands)

            Current assets                   $  5,923  $  6,419  $  5,803
            Noncurrent liabilities            (45,217)  (21,379)  (25,914)
                                             $ 39,294  $(14,960) $(20,111)

          The Company provided a valuation allowance of $10,498,000 during 1995 at the time SJL of Kansas Corp. was acquired because of limitations imposed by the tax laws on the Company's ability to realize the benefit of the acquired operating loss carryforwards. During 1994, as a result of changes in the operations of New Mexico Broadcasting Company, Inc. management has determined that it is more likely than not that the Company's remaining net operating losses will be utilized and, accordingly, reduced the valuation allowance that it has previously established by $1,703,000 with a corresponding reduction in goodwill. As of September 30, 1995 the SJL net operating loss carryforward was approximately $27,000,000 and will expire in various amounts from 1999 to 2010.

          The Company changed its estimate of the tax basis of acquired intangibles and reduced goodwill by $5,877,000 and $20,632,000 during the years ended September 30, 1994 and 1993, respectively. In 1995 the Company settled Internal Revenue Service examinations related to the amortization of intangibles on the basis previously estimated.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

          The carrying amounts of cash and cash equivalents, temporary investments, and accrued expenses approximate fair value because of the short maturity of those instruments.

          The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:
                                                       Carrying    Fair
                                                        Amount    Value
                                                         (In Thousands)
            September 30:
              1995                                     $123,489  $127,723
              1994                                      130,532   134,130
              1993                                      160,214   174,199

NOTE 11.  LINE OF BUSINESS INFORMATION
                                               Year Ended September 30,
                                               1995      1994      1993
                                                   (In Thousands)
            Revenues:
              Newspapers:
                Wholly-owned properties      $274,835  $241,032  $223,423
                Equity in net income of
                  associated companies          8,325    10,031     9,502
              Broadcasting                    100,586    90,000    81,284
              Graphic Arts:
                Wholly-owned properties        59,490    61,357    58,651
                Equity in net income
                  (loss) of associated
                  companies                       (48)      131        47
                    Total revenue            $443,188  $402,551  $372,907

            Operating income:
              Newspapers                     $ 76,691  $ 75,912  $ 67,936
              Broadcasting                     26,934    21,494    16,712
              Graphic arts                     11,979    11,321     8,187
              Corporate and other             (12,172)  (13,250)  (11,696)
                    Total operating
                      income                 $103,432  $ 95,477  $ 81,139

            Identifiable assets:
              Newspapers                     $229,765  $174,695  $168,432
              Broadcasting                    211,652   139,401   147,270
              Graphic arts                     87,880    88,225    95,641
              Corporate                        30,632    72,380    70,974
                    Total identifiable
                      assets                 $559,929  $474,701  $482,317

            Depreciation:
              Newspapers                     $  7,041  $  5,645  $  6,087
              Broadcasting                      4,388     3,917     3,635
              Graphic arts                        766       850       804
              Corporate                           536       504       605
                    Total depreciation       $ 12,731  $ 10,916  $ 11,131

            Amortization of intangibles:
              Newspapers                     $  5,746  $  4,927  $  5,584
              Broadcasting                      3,755     3,661     4,069
              Graphic arts                      3,742     3,992     3,992
                    Total amortization
                      of intangibles         $ 13,243  $ 12,580  $ 13,645

            Capital expenditures:
              Newspapers                     $  9,875  $ 12,993  $  2,113
              Broadcasting                      7,141     4,298     3,715
              Graphic arts                         63       170       398
              Corporate                           356       150     3,762
                    Total capital
                      expenditures           $ 17,435  $ 17,611  $  9,988

NOTE 12.  OTHER INFORMATION

          Balance sheet information:

            Inventories consist of the following:

                                                    September 30,
                                               1995      1994      1993
                                                    (In Thousands)

              Newsprint                      $  3,634  $  2,343  $  2,904
              Graphic arts products:
                Raw material                    7,554     5,684     4,737
                Finished goods                  7,167     5,120     3,536
                                             $ 18,355  $ 13,147  $ 11,177

            Program rights and other consist of the following:

                                                     September 30,
                                               1995      1994      1993
                                                    (In Thousands)

              Program rights                 $  6,793  $  6,278  $  7,507
              Deferred income taxes             5,923     6,419     5,803
              Other                             3,971     3,881     2,642
                                             $ 16,687  $ 16,578  $ 15,952

            Intangibles consist of the following:

                                                     September 30,
                                               1995      1994      1993
                                                    (In Thousands)

              Goodwill                       $268,945  $206,525  $212,030
              Less, accumulated
                amortization                   64,185    56,631    49,508
                                             $204,760  $149,894  $162,522
              Covenants and consulting
                agreements                   $ 25,739  $ 25,315  $ 23,955
              Less, accumulated
                amortization                   15,811    13,543    10,302
                                             $  9,928  $ 11,772  $ 13,653
              Customer lists, broadcasting
                licenses and agreements and
                newspaper subscriber lists   $124,472  $ 79,432  $ 79,332
              Less, accumulated
                amortization                   18,146    15,465    13,240
                                             $106,326  $ 63,967  $ 66,092
                                             $321,014  $225,633  $242,267

            Compensation and other accruals consist of the following:

                                                     September 30,
                                               1995      1994      1993
                                                    (In Thousands)

              Compensation                   $ 10,355  $  9,684  $ 10,777
              Deferred compensation,
                current portion                 1,394     1,567       173
              Vacation pay                      4,824     3,892     3,811
              Retirement and stock
                purchase plans                  2,941     2,769     2,192
              Interest                          1,834     2,365     2,831
              Other                             7,083     6,246     5,294
                                             $ 28,431  $ 26,523  $ 25,078

          Cash flows information:

                                               Year Ended September 30,
                                               1995      1994      1993
                                                   (In Thousands)

            Cash payments for:
              Interest                       $ 12,433  $ 14,042  $ 15,515

              Income taxes                   $ 45,294  $ 31,218  $ 24,743

            Program rights were acquired
              by issuing long-term
              contracts as follows           $  6,000  $  3,600  $  4,900

            Issuance of restricted
              common stock, net              $    334  $    452  $    669

            Change in tax contingency
              estimates:

              Reduction in goodwill          $    - -  $  7,580  $ 20,632

              Reduction in:
                Deferred income taxes        $    - -  $  5,801  $  9,060
                Income taxes payable              - -     1,779    11,572
                                             $    - -  $  7,580  $ 20,632

                            SUPPLEMENTARY DATA
                       QUARTERLY RESULTS (UNAUDITED)


                                       4th       3rd       2nd       1st
                                     (In Thousands Except Per Share Data)

1995 Quarter:
  Operating revenue                 $114,353  $117,106  $ 98,641  $113,088
  Net income                          14,082    16,435    11,116    16,826
  Earnings per common and common
    equivalent share                $    .29  $    .34  $    .25  $    .37

1994 Quarter:
  Operating revenue                 $102,519  $103,022  $ 94,923  $102,087
  Net income                          13,606    14,367     9,564    13,317
  Earnings per common and common
    equivalent share                $    .29  $    .31  $    .20  $    .28

1993 Quarter:
  Operating revenue                 $ 94,608  $ 97,043  $ 84,909  $ 96,347
  Net income                          11,383    11,849     6,501    11,503
  Earnings per common and common
    equivalent share                $    .24  $    .25  $    .14  $    .24

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.


                                 PART III

        The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 1995.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

  (a)  1.  Financial Statements

           Independent Auditor's Report
             and Consent

           Financial Statements

           Consolidated balance sheets as of September 30,
             1995, 1994 and 1993
           Consolidated statements of income years ended
             September 30, 1995, 1994 and 1993
           Consolidated statements of stockholders' equity
             years ended September 30, 1995, 1994 and 1993
           Consolidated statements of cash flows years
             ended September 30, 1995, 1994 and 1993
           Notes to consolidated financial statements

  (a)  2.  Financial statements schedule

           Schedule

             XII - Valuation and qualifying accounts years
                     ended September 30, 1995, 1994 and 1993

           All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

  (a) 3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

       11  Computation of earnings per share years ended
           September 30, 1995, 1994 and 1993
       21  Subsidiaries
       24  Power of Attorney
       27  Financial Data Schedule

  (b) The following report on Form 8-K was filed for the three months ended September 30, 1995:

         Date of report:  September 18, 1995
         Item:  5 - Announce completion of transaction to purchase SJL of Kansas Corp.
         Financial statements filed:  none



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

                       INDEPENDENT AUDITOR'S REPORT
                                AND CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


    We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1995, 1994 and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1995, 1994 and 1993 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


    In our opinion, schedules included in this Annual Report on Form 10-K for the year ended September 30, 1995, present fairly the information set forth therein, in conformity with generally accepted accounting principles.


    We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 2-56652, No. 2-77121, No. 2-58393, No. 33-19725,
and No. 33-46708 (filed March 31, 1992) and in the related Prospectuses of our report dated October 26, 1995 with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference and the schedule included in this Annual Report on Form 10-K for the year ended September 30, 1995 and to the reference to us under the heading "Experts" in such Prospectuses.



                                    /s/ McGladrey & Pullen, LLP


Davenport, Iowa
October 26, 1995, except for Note 2 as to which the date is November 9, 1995

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 27, 1995                  LEE ENTERPRISES, INCORPORATED

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

                                        /s/ G. C. Wahlig
                                        G. C. Wahlig,
                                          Principal Accounting Officer

    We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1995 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      Signature                      Title                     Date

/s/ Lloyd G. Schermer          Chairman of the
Lloyd G. Schermer              Board of Directors     November 9, 1995

/s/ J. P. Guerin
J. P. Guerin                   Director               November 9, 1995

/s/ Phyllis Sewell
Phyllis Sewell                 Director               November 9, 1995

/s/ Mark Vittert
Mark Vittert                   Director               November 9, 1995

/s/ Ronald L. Rickman
Ronald L. Rickman              Director               November 9, 1995

/s/ Richard W. Sonnenfeldt
Richard W. Sonnenfeldt         Director               December 16, 1995

/s/ Rance E. Crain
Rance E. Crain                 Director               November 9, 1995

/s/ Charles E. Rickershauser, Jr.
Charles E. Rickershauser, Jr.  Director               November 9, 1995

/s/ Andrew E. Newman
Andrew E. Newman               Director               November 9, 1995

                     LEE ENTERPRISES, INCORPORATED
                     AND WHOLLY-OWNED SUBSIDIARIES

           SCHEDULE XII - VALUATION AND QUALIFYING ACCOUNTS
                            (In Thousands)

                        Column A      Column B      Column C      Column D<F1>  Column E

                        Balance At    Additions       Charged     Deduction      Balance
                        Beginning      Charged       To Other       From         At Close
    Description         Of Period     To Income      Accounts      Reserves     Of Period

Allowance for doubtful
  accounts:
  For the year ended
    September 30, 1995  $  4,100      $  1,525      $    408 <2>  $  1,933      $  4,100

  For the year ended
    September 30, 1994  $  3,400      $  2,200      $    - -      $  1,500      $  4,100

  For the year ended
    September 30, 1993  $  3,500      $  1,500      $    - -      $  1,600      $  3,400


<F1>  Represents accounts written off as uncollectible, net of recoveries which are immaterial.
<F2>  Balance upon consolidation of Journal-Star Printing Company's 49.75% previously owned and acquisition of 50.25% interest and acquisition of SJL of Kansas, Corp.