Form 10-Q
period 1995-12-31
LEE ENTERPRISES INC
filed 1996-02-08
CIK 58361

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
[x]          Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                    For Quarter Ended December 31, 1995
                                    OR
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                          Outstanding at December 31, 1995

Common Stock, $2.00 par value                            34,363,227
Class "B" Common Stock, $2.00 par value                  13,034,885

                      PART I.  FINANCIAL INFORMATION


Item 1.
                       LEE ENTERPRISES, INCORPORATED

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Data)


                                                        1995       1994
                                                           (Unaudited)
Three Months Ended December 31:
  Operating revenue:
    Newspaper:
      Advertising                                     $ 45,201   $ 37,721
      Circulation                                       20,184     17,076
      Other                                             13,126     11,461
    Broadcasting                                        30,341     29,347
    Graphic arts                                        15,882     14,703
    Equity in net income of
      associated companies                               1,921      2,780
                                                      $126,655   $113,088
  Operating expenses:
    Compensation costs                                $ 41,638   $ 36,254
    Newsprint and ink                                   10,215      6,776
    Depreciation                                         3,947      2,845
    Amortization of intangibles                          3,773      3,021
    Other                                               38,519     33,932
                                                      $ 98,092   $ 82,828

          Operating income                            $ 28,563   $ 30,260

  Financial (income) expense,
    net:
    Financial (income)                                $   (527)  $   (811)
    Financial expense                                    2,555      3,256
                                                      $  2,028   $  2,445


          Income before taxes
            on income                                 $ 26,535   $ 27,815

  Income taxes                                          10,595     10,989

          Net income                                  $ 15,940   $ 16,826

  Weighted average number of
    shares                                              48,297     45,816

  Earnings per share                                  $    .33   $    .37

  Dividends per share                                 $    .12   $    .11

                       LEE ENTERPRISES, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                            December 31, September 30,
                                                1995         1995
                                                   (Unaudited)

          ASSETS

Cash and cash equivalents                     $ 29,907     $ 10,683
Temporary investments                              200          200
Accounts receivable, net                        65,297       58,584
Inventories                                     16,848       18,355
Program rights and other                        15,340       16,687
          Total current assets                $127,592     $104,509

Investments                                     20,116       19,700
Property and equipment, net                    108,761      108,196
Intangibles and other assets                   322,957      327,524
                                              $579,426     $559,929

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                           $126,253     $116,527
Long-term debt, less current maturities         75,109       75,511
Deferred items                                  57,358       56,849
Stockholders' equity                           320,706      311,042
                                              $579,426     $559,929

                       LEE ENTERPRISES, INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)


                                                      1995        1994
                                                        (Unaudited)
Three Months Ended December 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                      $ 15,940    $ 16,826
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                    7,720       5,866
      Distributions in excess of current
        earnings of associated companies               1,953       2,026
      Other balance sheet changes                       (395)      4,927
          Net cash provided by operations           $ 25,218    $ 29,645

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                    $    - -    $ (1,350)
    Purchase of temporary investments                   (200)        - -
    Proceeds from maturities of temporary
      investments                                        200       8,386
    Purchase of property and equipment                (4,346)     (3,081)
    Other                                               (931)       (815)
          Net cash provided by (required for)
            investing activities                    $ (5,277)   $  3,140

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                        $   (868)   $(13,901)
    Other                                                151         106
          Net cash (required for) financing
            activities                              $   (717)   $(13,795)

          Net increase in cash and cash
            equivalents                             $ 19,224    $ 18,990

  Cash and cash equivalents:
    Beginning                                         10,683      18,784

    Ending                                          $ 29,907    $ 37,774

                       LEE ENTERPRISES, INCORPORATED

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1. BASIS OF PRESENTATION

        The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1995 and the results of operations and cash flows for the three-month periods ended December 31, 1995 and 1994.


NOTE 2. COMMON STOCK SPLIT

        On November 9, 1995, the Board of Directors declared a two-for-one stock split on the Company's common stock and Class B common stock effected in the form of a stock dividend payable December 8, 1995, to holders of record on November 20, 1995. All share and per share data is stated to reflect the split.


NOTE 3. INVESTMENT IN ASSOCIATED COMPANIES

        Condensed operating results of unconsolidated associated companies are as follows:

                                                        Three Months Ended
                                                           December 31,
                                                          1995      1994
                                                          (In Thousands)
                                                            (Unaudited)

          Revenues                                      $ 19,291  $ 26,891
          Operating expenses, except
            depreciation and amortization                 12,727    17,459
          Depreciation and amortization                      460       611
          Operating income                                 6,104     8,821
          Financial income                                   308       495
          Income before income taxes                       6,412     9,316
          Income taxes                                     2,569     3,748
          Net income                                       3,843     5,568

        a.  Madison Newspapers, Inc. (50% owned)
        b.  Journal-Star Printing Co. (49.75% owned until March 31, 1995)
        c.  Quality Information Systems (50% owned)


NOTE 4. INVENTORIES

        Inventories consist of the following:


                                           December 31,   September 30,
                                               1995           1995
                                                 (In Thousands)
                                                   (Unaudited)

          Newsprint                           $  2,786     $  3,634
          Media products and services:
            Raw material                         6,881        7,554
            Finished goods                       7,181        7,167
                                              $ 16,848     $ 18,355

                       LEE ENTERPRISES, INCORPORATED

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 5. CASH FLOWS INFORMATION

        The components of other balance sheet changes are:

                                                     Three Months Ended
                                                        December 31,
                                                      1995        1994
                                                       (In Thousands)
                                                         (Unaudited)

          (Increase) in receivables                 $ (8,151)   $ (7,032)
          Decrease in inventories, film
            rights and other                           1,969       2,107
          Increase (decrease) in accounts
            payable, accrued expenses and
            unearned income                           (4,209)      1,047
          Increase in income taxes payable             9,265       8,734
          Other                                          731          71
                                                    $   (395)   $  4,927

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:

                                                 Three Months Ended
                                                   December 31,
                                                  1995       1994
                                                 (Dollar Amounts in
                                                Thousands Except For
                                                   Per Share Data)

  Revenue                                       $126,655   $113,088
    Percent change                                 12.0%

  Income before depreciation and
    amortization, interest and taxes
    (EBITDA)                                      36,283     36,126
    Percent change                                   .4%

  Operating income                                28,563     30,260
    Percent change                                 (5.6%)

  Net income                                      15,940     16,826
    Percent change                                 (5.3%)

  Earnings per share                            $    .33   $    .37
    Percent change                                (10.8%)

As if acquisition of Journal-Star Printing Co. and SJL of Kansas Corp. had occurred on October 1, 1994.

  Proforma:

  Revenue                                       $126,655   $124,961
    Percent change                                  1.4%

  Income before depreciation and
    amortization, interest and taxes
    (EBITDA)                                      36,283     39,892
    Percent change                                 (9.0%)

  Operating income                                28,563     32,536
    Percent change                                 12.2%

  Net income                                      15,940     17,425
    Percent change                                 (8.5%)

  Earnings per share                            $    .33   $    .35
    Percent change                                 (5.7%)

Operations by line of business are as follows:

                                                 Three Months Ended
                                                   December 31,
                                                  1995       1994
                                                   (In Thousands)

  Revenue:
    Newspapers                                  $ 80,425   $ 69,051
    Broadcasting                                  30,341     29,347
    Graphic arts                                  15,889     14,690
                                                $126,655   $113,088

  Income before depreciation and
    amortization, interest and taxes
    (EBITDA):
    Newspapers                                  $ 26,143   $ 23,527
    Broadcasting                                   9,878     13,491
    Graphic arts                                   3,617      2,845
    Corporate                                     (3,355)    (3,737)
                                                $ 36,283   $ 36,126

  Operating income:
    Newspapers                                  $ 22,593   $ 20,793
    Broadcasting                                   6,951     11,618
    Graphic arts                                   2,508      1,712
    Corporate and other                           (3,489)    (3,863)
                                                $ 28,563   $ 30,260


  Capital expenditures:
    Newspaper                                   $  2,013   $  1,367
    Broadcasting                                   2,061      1,673
    Graphic arts                                     227         41
    Corporate                                         45        - -
                                                $  4,346   $  3,081


There were no significant non-recurring items during the quarter.

The advertising environment was sluggish in the first quarter of the fiscal year and is expected to remain sluggish at least through the second quarter.

Newspapers:

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper advertising revenue increased $1,322,000, 3.0%. Advertising revenue from local merchants increased $661,000, 2.4%. Local "run-of-press" advertising decreased $142,000, (.7%) as a result of higher average rates which partially offset a 6.1% decrease in advertising inches. Local preprint revenue increased $803,000, 9.6%. Classified advertising revenue increased $568,000, 4.8% as a 3.0% decrease in units primarily related to weakness in the automotive segment was offset by higher average rates. Circulation revenue increased $1,065,000, 5.6% as a result of higher rates which offset a 2.0% decrease in volume. Other revenue at daily newspapers increased $1,569,000, 24.6% primarily as a result of increases in commercial printing and other non-traditional products and services.

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper compensation expense increased $778,000, 3.4% due primarily to increases in average compensation. Newsprint and ink costs increased $2,258,000, 28.8%. Higher unit costs were offset in part by a 2.3% decrease in consumption. Other operating expenses exclusive of depreciation and amortization decreased $214,000, (1.3%).

  Revenues from weekly newspapers, shoppers and specialty publications increased $382,000, 8.0%. Revenue from properties acquired since the beginning of the first quarter of the last fiscal year were not significant.

Broadcasting:

  Exclusive of the effects of the acquisition of SJL of Kansas Corp. revenue for the quarter decreased $3,371,000, (11.5%), as political advertising decreased $2,905,000, local/regional advertising increased $595,000, (4.3%) and national advertising decreased $50,000, (.6%). Compensation costs increased $351,000, 4.9% due primarily to a 9.8% increase in the number of hours worked which was offset, in part, by a decrease in the average hourly rates. Programming costs for the quarter increased $411,000, 23.6% primarily due to higher program acquisition costs. Other operating expenses exclusive of depreciation and amortization increased $336,000, 6.5% for the quarter.

Graphic Arts:

  Graphic arts revenue increased $1,179,000, 8.0%, as decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices, growth in the flexographic printing plate business and revenue from the distribution of flexographic commercial printing plates which commenced in September 1995. Letterpress customers reduced inventory levels and several customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income increased $796,000, 46.5% due to the increased sales volume and a reduction in spending on new product initiatives.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $859,000. The prior year included $808,000 of equity in net income of Journal-Star Printing Co.

Financial Expense and Income Taxes:

  Interest expense was reduced due to payments on long-term debt offset, in part, by $15,000,000 of short-term borrowings to finance the acquisition of SJL of Kansas Corp.

  Income taxes were 39.9% and 39.5% of pre-tax income for the quarters ended December 31, 1995 and 1994, respectively. The increase in the effective income tax rate was due to an increase in nondeductible intangible asset amortizations.

Liquidity and Capital Resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $25,218,000 for the quarter. Available cash balances, cash flow from operations and bank lines-of-credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                       LEE ENTERPRISES, INCORPORATED

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit "A" - Computation of Earnings Per Share

         (b) The following report on Form 8-K was filed during the three months ended December 31, 1995.

              Date of report:  December 5, 1995
              Item:  5 - Announce the declaration of the two-for-one stock split
              Financial statements filed:  none



                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEE ENTERPRISES, INCORPORATED




DATE 2/08/96                             /s/G. C. Wahlig
                                         G. C. Wahlig, Chief Accounting
                                           Officer