Form 10-Q
period 1996-03-31
LEE ENTERPRISES INC
filed 1996-05-07
CIK 58361

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
[x]            Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                       For Quarter Ended March 31, 1996
                                      OR
[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                 Outstanding at March 31, 1996

Common Stock, $2.00 par value                               34,031,889
Class "B" Common Stock, $2.00 par value                     12,926,570

                        PART I.  FINANCIAL INFORMATION


Item 1.
                         LEE ENTERPRISES, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)

                                     Three Months           Six Months
                                    Ended March 31,       Ended March 31,
                                    1996       1995       1996       1995
                                                             (Unaudited)

  Operating revenue:
    Newspaper:
      Advertising                 $ 37,617   $ 31,809   $ 82,818   $ 69,663
      Circulation                   19,767     16,869     39,951     33,945
      Other                         14,119     12,567     27,245     23,895
    Broadcasting                    27,188     21,721     57,529     51,068
    Graphic arts                    16,161     13,809     32,042     28,512
    Equity in net income of
      associated companies           1,261      1,866      3,183      4,646
                                  $116,113   $ 98,641   $242,768   $211,729
  Operating expenses:
    Compensation costs            $ 41,473   $ 35,730   $ 83,111   $ 71,984
    Newsprint and ink               10,023      6,367     20,238     13,143
    Depreciation                     3,999      2,975      7,946      5,820
    Amortization of intangibles      3,925      3,004      7,698      6,025
    Other                           36,413     31,392     74,932     65,324
                                  $ 95,833   $ 79,468   $193,925   $162,296

            Operating income      $ 20,280   $ 19,173   $ 48,843   $ 49,433

  Financial (income) expense,
    net:
    Financial (income)            $   (561)  $   (622)  $ (1,088)  $ (1,433)
    Financial expense                2,433      2,664      4,988      5,920
                                  $  1,872   $  2,042   $  3,900   $  4,487

            Income before taxes
              on income           $ 18,408   $ 17,131   $ 44,943   $ 44,946

  Income taxes                       7,603      6,015     18,198     17,004

            Net income            $ 10,805   $ 11,116   $ 26,745   $ 27,942

  Weighted average number of
    shares                          47,780     45,220     48,063     45,520

  Earnings per share              $    .23   $    .25   $    .56   $    .61

  Dividends per share             $    .12   $    .11   $    .24   $    .22

                         LEE ENTERPRISES, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                March 31,  September 30,
                                                  1996         1995
                                                     (Unaudited)

          ASSETS

Cash and cash equivalents                       $ 10,617     $ 10,683
Temporary investments                                200          200
Accounts receivable, net                          60,474       58,584
Inventories                                       16,973       18,355
Film rights and other                             14,144       16,687
          Total current assets                  $102,408     $104,509

Investments                                       20,894       19,700
Property and equipment, net                      109,228      108,196
Intangibles and other assets                     316,308      327,524
                                                $548,838     $559,929

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                             $107,537     $116,527
Long-term debt, less current maturities           70,319       75,511
Deferred items                                    54,039       56,849
Stockholders' equity                             316,943      311,042
                                                $548,838     $559,929

                         LEE ENTERPRISES, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                        1996        1995

(Unaudited)

Six Months Ended March 31:

  CASH PROVIDED BY OPERATIONS
    Net income                                        $ 26,745    $ 27,942
    Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization                     15,644      11,845
      Distributions in excess of
        earnings of associated companies                 1,425       2,066
      Other balance sheet changes                       (8,218)     (2,323)
          Net cash provided by operations             $ 35,596    $ 39,530

  CASH PROVIDED BY (REQUIRED FOR) INVESTING
    ACTIVITIES
    Acquisitions                                      $    - -    $  7,194
    Purchase of temporary investments                     (200)       (200)
    Proceeds from maturities of temporary
      investments                                          200      38,859
    Purchase of property and equipment                  (8,959)     (6,564)
    Other                                               (1,181)       (980)
            Net cash provided by (required for)
              investing activities                    $(10,140)   $ 38,309

  CASH (REQUIRED FOR) FINANCING ACTIVITIES
    Purchase of common stock                          $ (9,959)   $(19,369)
    Cash dividends paid                                 (5,680)     (4,933)
    Proceeds from long-term borrowings                  15,000         - -
    Payment of debt                                    (25,058)    (25,000)
    Other                                                  175        (765)
            Net cash (required for) financing
              activities                              $(25,522)   $(50,067)

            Net increase (decrease) in cash and
              cash equivalents                        $    (66)   $ 27,772

  Cash and cash equivalents:
    Beginning                                           10,683      18,784

    Ending                                            $ 10,617    $ 46,556

                         LEE ENTERPRISES, INCORPORATED

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



NOTE 1. BASIS OF PRESENTATION

        The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1996 and the results of operations for the three- and six-month periods ended March 31, 1996 and 1995 and cash flows for the six-month periods ended March 31, 1996 and 1995.

NOTE 2. COMMON STOCK SPLIT

        On November 9, 1995, the Board of Directors declared a two-for-one stock split on the Company's common stock and Class B common stock effected in the form of a stock dividend payable December 8, 1995, to holders of record on November 20, 1995. All share and per share data is stated to reflect the split.


NOTE 3. INVESTMENT IN ASSOCIATED COMPANIES

        Condensed operating results of unconsolidated associated companies are as follows:

                                      Three Months Ended  Six Months Ended
                                            March 31,          March 31,
                                        1996      1995      1996      1995
                                               (In Thousands)
                                                 (Unaudited)

          Revenues                    $ 17,059  $ 23,792  $ 36,350  $ 50,683
          Operating expenses,
            except depreciation
            and amortization            12,638    17,315    25,364    34,774
          Depreciation and
            amortization                   469       653       930     1,264
          Operating income               3,952     5,824    10,056    14,645
          Financial income                 281       405       589       900
          Income before income
            taxes                        4,233     6,229    10,645    15,545
          Income taxes                   1,704     2,492     4,272     6,240
          Net income                     2,529     3,737     6,373     9,305

        a.  Madison Newspapers, Inc. (50% owned)
        b.  Journal-Star Printing Co. (49.75% owned) until March 31, 1995
        c.  Quality Information Systems (50% owned)

NOTE 4. INVENTORIES

        Inventories consist of the following:

                                                March 31,  September 30,
                                                  1996         1995
                                                    In Thousands)
                                                     (Unaudited)

            Newsprint                           $  3,019     $  3,634
            Graphic arts products:
              Raw material                         6,429        7,554
              Finished goods                       7,525        7,167
                                                $ 16,973     $ 18,355

                         LEE ENTERPRISES, INCORPORATED

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION




NOTE 5. CASH FLOWS INFORMATION

        The components of other balance sheet changes are:

                                                       Six Months Ended
                                                            March 31,
                                                        1996        1995
                                                         (In Thousands)
                                                           (Unaudited)

            (Increase) in receivables                 $ (3,328)   $ (1,851)
            Decrease in inventories, film
              rights and other                           1,943       1,397
            Increase (decrease) in accounts payable,
              accrued expenses and unearned income      (7,806)      2,112
            Increase (decrease) in income taxes
              payable                                      163      (3,713)
            Other, primarily deferred items                810        (268)
                                                      $ (8,218)   $ (2,323)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:
                             Three Months Ended    Six Months Ended
                                 March 31,             March 31,
                              1996       1995       1996       1995
                             (Dollar Amounts in Thousands Except For
                                         Per Share Data)

  Revenue                   $116,113   $ 98,641   $242,768   $211,729
    Percent change             17.7%                 14.7%

  Income before
    depreciation
    and amortization,
    interest and
    taxes (EBITDA)            28,204     25,152     64,487     61,278
    Percent change             12.1%                  5.2%

  Operating income            20,280     19,173     48,843     49,433
    Percent change              5.8%                 (1.2%)

  Net income                  10,805     11,116     26,745     27,942
    Percent change             (2.8%)                (4.3%)

  Earnings per share        $    .23   $    .25   $    .56   $    .61
    Percent change             (8.0%)                (8.2%)


As if the acquisition of Journal-Star Printing Co. and SJL of Kansas Corp. had occurred on October 1, 1994.

                             Three Months Ended    Six Months Ended
                                 March 31,             March 31,
                              1996       1995       1996       1995
                             (Dollar Amounts in Thousands Except For
                                         Per Share Data)
Proforma:
  Revenue                   $116,113   $109,280   $242,768   $234,241
    Percent change              6.3%                  3.6%

  Income before
    depreciation
    and amortization,
    interest and
    taxes (EBITDA)            28,204     28,811     64,487     68,703
    Percent change             (2.1%)                (6.1%)

  Operating income            20,280     21,349     48,843     53,885
    Percent change             (5.0%)                (9.4%)

  Net income                  10,805     10,958     26,745     28,383
    Percent change             (1.4%)                (5.8%)

  Earnings per share        $    .23   $    .23   $    .56   $    .58
    Percent change              - -%                 (3.4%)

Operations by line of business are as follows:

                             Three Months Ended    Six Months Ended
                                  March 31,            March 31,
                              1996       1995       1996       1995
                                          (In Thousands)

  Revenue:
    Newspapers              $ 72,793   $ 63,127   $153,218   $132,178
    Broadcasting              27,188     21,721     57,529     51,068
    Graphic arts              16,132     13,793     32,021     28,483
                            $116,113   $ 98,641   $242,768   $211,729

  Income before
    depreciation and
    amortization, interest
    and taxes (EBITDA):
    Newspapers              $ 19,714   $ 18,363   $ 45,861   $ 42,020
    Broadcasting               6,716      6,309     16,592     19,803
    Graphic arts               4,349      3,502      7,966      6,347
    Corporate                 (2,575)    (3,022)    (5,932)    (6,892)
                            $ 28,204   $ 25,152   $ 64,487   $ 61,278

  Operating income:
    Newspapers              $ 16,133   $ 15,573   $ 38,730   $ 36,498
    Broadcasting               3,616      4,391     10,565     16,009
    Graphic arts               3,248      2,366      5,756      4,078
    Corporate                 (2,717)    (3,157)    (6,208)    (7,152)
                            $ 20,280   $ 19,173   $ 48,843   $ 49,433

  Capital expenditures:
    Newspapers              $  3,020   $  1,955   $  5,033   $  3,322
    Broadcasting               1,462      1,523      3,523      3,196
    Graphic arts                 - -          5        227         46
    Corporate                    131        - -        176        - -
                            $  4,613   $  3,483   $  8,959   $  6,564

On March 31, 1995, the Company acquired the 50.25% interest in Journal-Star Printing Co. ("JSPC") not previously owned, making JSPC a wholly-owned subsidiary. The transaction involved the issuance of 3,293,286 shares of the Company's common stock and was accounted for as a purchase. The 49.75% interest previously owned by the Company is accounted for by the equity method through March 31, 1995.

As a result of the acquisition deferred income taxes related to the undistributed income of the 49.75% interest in JSPC were recognized as a reduction of income tax expense and certain contract termination, relocation and reorganization payments related to the 49.75% ownership interest were recognized as expense as of March 31, 1995. Without these one-time costs, operating income for the three months ended March 31, 1995 would have been $20,406,000. As a result of the $838,000 tax benefit, the total effect of these transactions was not significant to net income for the three and six month periods ended March 31, 1995.

On August 28, 1995, the Company also purchased stock of SJL of Kansas Corp. which operates NBC affiliates KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas.

                         QUARTER ENDED MARCH 31, 1996

Newspapers:

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper advertising revenue increased $415,000, 1.1%. Advertising revenue from local merchants increased $323,000, 1.5%. Local "run-of-press" advertising increased $337,000, 2.3% as a result of higher average rates which offset a 3.1% decrease in advertising inches. Local preprint revenue decreased $14,000, (.2%) due to reductions in the volume of material distributed by merchants. Classified advertising revenue increased $605,000, 5.2% as a 1.5% decrease in units primarily related to weakness in the automotive segment was offset by higher average rates. These increases were partially offset by decreases in national and other advertising revenue. Circulation revenue increased $809,000, 4.3% as a result of higher rates which offset a 1.9% decrease in volume. Other revenue at daily newspapers increased $1,092,000, 15.5% primarily as a result of increases in commercial printing and other products delivered outside the newspaper.

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper compensation expense increased $815,000, 3.6% due primarily to increases in average compensation. Newsprint and ink costs increased $2,469,000, 33.1%. The increase was a result of higher unit costs and a 1.1% increase in consumption. Other operating expenses exclusive of depreciation and amortization decreased $78,000, (.5%).

  Revenues from weekly newspapers, shoppers and specialty publications increased $612,000, 11.4% primarily as a result of revenue from properties acquired since the beginning of the first quarter of the last fiscal year.

Broadcasting:

  Exclusive of the effects of the acquisition of SJL of Kansas Corp. revenue for the quarter increased $939,000, 5.1%, as political advertising increased $831,000, local/regional advertising decreased $746,000 (6.4%), national advertising increased $418,000, 5.7% and production revenue increased $523,000. Compensation costs increased $945,000, 10.7% due primarily to an 8.0% increase in the number of hours worked. This increase along with a $587,000, 11.9% increase in other operating expenses exclusive of depreciation and amortization were primarily attributable to development of a local marketing agreement (LMA) with KASY-TV, a UPN affiliate in Albuquerque, New Mexico along with Portland, Oregon flood coverage costs and costs related to increased production revenue. Programming costs increased $210,000, 12.5% primarily due to higher program acquisition costs, approximately one half of the increase related to KASY-TV programming.

Graphic Arts:

  Graphic arts revenue increased $2,352,000, 17.0%, as decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices, growth in the flexographic printing plate business and revenue from the distribution of flexographic commercial printing plates which commenced in September 1995. Several customers completed conversion from letterpress to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income increased $882,000, 37.3% due to manufacturing efficiencies and a reduction in spending on new product initiatives.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $605,000. The prior year included $614,000 of equity in net income of Journal-Star Printing Co.


Financial Expense and Income Taxes:

  Interest expense was reduced due to net payments on long-term debt, offset in part, by $15,000,000 of short-term borrowings to finance the acquisition of SJL of Kansas Corp.

  Income taxes were 41.3% and 35.1% of pre-tax income for the quarters ended March 31, 1996 and 1995, respectively. The increase in the effective income tax rate in 1996 was due to an increase in nondeductible intangible asset amortizations and the absence of a one-time $838,000 benefit realized in 1995 related to the acquisition of the Journal-Star Printing Company. That one-time benefit reduced the 1995 effective tax rate by 4.9%.

                        SIX MONTHS ENDED MARCH 31, 1996

Newspapers:

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper advertising revenue increased $1,604,000, 2.0%. Advertising revenue from local merchants increased $984,000, 2.0%. Local "run-of-press" advertising increased $194,000, .6% as a result of higher average rates which offset a 4.8% decrease in advertising inches. Local preprint revenue increased $790,000, 5.4%. Classified advertising revenue increased $1,174,000, 5.0% as a 2.3% decrease in units primarily related to weakness in the automotive segment was offset by higher average rates. These increases were partially offset by decreases in national and other advertising revenue. Circulation revenue increased $1,874,000, 4.9% as a result of higher rates which offset a 1.9% decrease in volume. Other revenue at daily newspapers increased $2,538,000, 18.7% primarily as a result of increases in commercial printing and other products delivered outside the newspaper.

  On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper compensation expense increased $1,594,000, 3.5% due primarily to increases in average compensation. Newsprint and ink costs increased $4,727,000, 30.9%. Higher unit costs were offset in part by a .7% decrease in consumption. Other operating expenses exclusive of depreciation and amortization decreased $309,000, (1.0%).

  Revenues from weekly newspapers, shoppers and specialty publications increased $994,000, 9.8%, primarily as a result of revenue from properties acquired since the beginning of the first quarter of the last fiscal year.

Broadcasting:

  Exclusive of the effects of the acquisition of SJL of Kansas Corp. revenue for the period decreased $2,266,000, (4.4%), as political advertising decreased $2,075,000, local/regional advertising decreased $1,341,000, (5.3%), national advertising increased $368,000, 2.3% and production revenue increased $330,000. Compensation costs increased $1,461,000, 8.2% due primarily to a 9.0% increase in the number of hours worked. Programming costs for the period increased $618,000, 18.0% primarily due to higher program acquisition costs. Other operating expenses exclusive of depreciation and amortization increased $925,000, 9.2% for the period.

Graphic Arts:

  Graphic arts revenue increased $3,530,000, 12.4%, as decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices, growth in the flexographic printing plate business and revenue from the distribution of flexographic commercial printing plates which commenced in September 1995. Several customers completed conversion from letterpress to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continue. Operating income increased $1,678,000, 41.1% due to manufacturing efficiencies and a reduction in spending on new product initiatives.

Equity in Net Income of Associated Companies:

  Equity in net income of associated companies decreased $1,463,000. The prior year included $1,423,000 of equity in net income of Journal-Star Printing Co.

Financial Expense and Income Taxes:

  Interest expense was reduced due to net payments on long-term debt, offset in part, by $15,000,000 of short-term borrowings to finance the acquisition of SJL of Kansas Corp.

  Income taxes were 40.5% and 37.8% of pre-tax income for the six months ended March 31, 1996 and 1995, respectively. The increase in the effective income tax rate was due to an increase in nondeductible intangible asset amortizations and the absence of a one-time tax benefit as discussed above. The one-time benefit decreased the 1995 effective rate by 1.9%.

Liquidity and Capital Resources:

  Cash provided by operations, which is the Company's primary source of liquidity, generated $35,596,000 for the six month period ended March 31, 1996. Available cash balances, cash flow from operations and bank lines-of-credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

                         LEE ENTERPRISES, INCORPORATED

                          PART II.  OTHER INFORMATION


Item 4.  Submission of matters a vote of security holders

        (a) The annual meeting of the Company was held on February 1, 1996.

        (b) Rance E. Crain, Richard D. Gottlieb and Phyllis Sewell were re-elected directors for three-year terms expiring at the 1999 annual meeting. Richard W. Sonnenfeldt was re-elected as a director for a one-year term expiring at the 1997 annual meeting. Directors whose terms of office continued after the meeting include: Lloyd
            G. Schermer, Andrew E. Newman, Ronald L. Rickman, J.P. Guerin, Charles E. Rickershauser and Mark Vittert.

        (c) Votes were cast all by proxy, for nominees for director as follows:

                                                                   Vote
                                                      For        Withheld

            Rance E. Crain                        137,506,225       977,337
            Richard D. Gottlieb                   137,501,731       981,831
            Phyllis Sewell                        134,811,157     3,672,405
            Richard W. Sonnenfeldt                134,774,920     3,708,642

            Abstentions and broker non-votes were not significant.

            Each of the following proposals, as described in the Proxy Statement, was adopted by the affirmative vote set forth below:


                                                For      Against     Abstain
              Proposal #2 to establish
                an Annual Incentive Bonus
                Program for Key Executives  126,395,583 10,532,560  1,555,419

              Proposal #3 to amend the
                1990 Long-Term Incentive
                Plan                        128,339,964  8,086,135  2,057,463

              Proposal #4 to amend and
                extend the 1977 Employee
                Stock Purchase Plan         132,702,689  4,861,069    919,804

              Proposal #5 to adopt the
                1996 Stock Plan for
                Non-Employee Directors      122,374,419 14,706,286  1,402,857

        (d) Not applicable.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 11 - Computation of Earnings Per Share

        (b) There were no reports on Form 8-K required to be filed during the quarter for which this report is filed.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LEE ENTERPRISES, INCORPORATED



DATE 5/7/96                                \s\ G. C. Wahlig
                                           G. C. Wahlig, Chief Accounting
                                             Officer