Form 10-Q
period 1996-06-30
LEE ENTERPRISES INC
filed 1996-07-31
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[ X ]             Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                        For Quarter Ended June 30, 1996
                                       OR
[   ]           Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File Number 1-6227

                         Lee Enterprises, Incorporated


A Delaware Corporation                                  I.D. #42-0823980
215 N. Main Street
Davenport, Iowa  52801
Phone:  (319) 383-2100


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                        Outstanding at June 30, 1996

Common Stock, $2.00 par value                            34,309,608
Class "B" Common Stock, $2.00 par value                  12,717,947

                                           PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)



                                           Three Months Ended June 30,     Nine Months Ended June 30,
                                          ------------------------------  ------------------------------
                                               1996           1995             1996           1995
- --------------------------------------------------------------------------------------------------------

Operating revenue:
   Newspaper:
      Advertising                         $       43,362 $       42,740  $       126,180 $      112,403
      Circulation                                 19,967         19,427           59,918         53,372
      Other                                       13,826         12,383           41,071         36,278
   Broadcasting                                   30,671         25,061           88,200         76,129
   Graphic arts                                   17,344         15,785           49,386         44,297
   Equity in net income of associated
      companies                                    1,664          1,710            4,847          6,356
                                          ------------------------------ -------------------------------
                                                 126,834        117,106          369,602        328,835
                                          ------------------------------ -------------------------------

Operating expenses:
   Compensation costs                             41,335         38,107          124,446        110,091
   Newsprint and ink                               9,539          8,567           29,777         21,710
   Depreciation                                    4,251          3,270           12,197          9,090
   Amortization of intangibles                     3,800          3,553           11,498          9,578
   Other                                          37,753         34,125          112,685         99,449
                                          ------------------------------ -------------------------------
                                                  96,678         87,622          290,603        249,918
                                          ------------------------------ -------------------------------

              Operating income                    30,156         29,484           78,999         78,917
                                          ------------------------------ -------------------------------

Financial (income) expense, net:
   Financial (income)                              (663)          (901)          (1,751)        (2,334)
   Financial expense                               2,347          2,917            7,335          8,837
                                          ------------------------------ -------------------------------
                                                   1,684          2,016            5,584          6,503
                                          ------------------------------ -------------------------------

              Income before taxes
              on income                           28,472         27,468           73,415         72,414

Income taxes                                      11,427         11,033           29,625         28,037
                                          ------------------------------ -------------------------------

              Net income                  $       17,045 $       16,435  $        43,790 $       44,377
                                          ============================== ===============================

Weighted average number of shares                 47,938         48,364           48,021         46,476
                                          ============================== ===============================

Earnings per share                        $         0.36 $         0.34  $          0.91 $         0.95
                                          ============================== ===============================

Dividends per share                       $         0.12 $         0.11  $          0.36 $         0.33
                                          ============================== ===============================


LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)



                                                                                June 30,      September 30,
ASSETS                                                                            1996            1995
- -------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)

Cash and cash equivalents                                                  $         25,991 $         10,683
Temporary investments                                                                                    200
Accounts receivable, net                                                             66,321           58,584
Inventories                                                                          15,177           18,355
Film rights and other                                                                13,636           16,687
                                                                           ----------------------------------
              Total current assets                                                  121,125          104,509

Investments                                                                          21,292           19,700
Property and equipment, net                                                         109,326          108,196
Intangibles and other assets                                                        312,452          327,524
                                                                           ----------------------------------
                                                                           $        564,195 $        559,929
                                                                           ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------

Current liabilities                                                        $        111,771 $        116,527
Long-term debt, less current maturities                                              69,617           75,511
Deferred items                                                                       53,925           56,849
Stockholders' equity                                                                328,882          311,042
                                                                           ----------------------------------
                                                                           $        564,195 $        559,929
                                                                           ==================================




LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)



Nine Months Ended June 30:                                                        1996            1995
- -------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)

   Cash Provided by Operations:
      Net income                                                           $         43,790 $         44,377
      Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization                                                23,695           18,668
        Distributions in excess of earnings of associated
           companies                                                                  1,166            1,769
        Other balance sheet changes                                                 (7,228)            (761)
                                                                           ----------------------------------
              Net cash provided by operations                                        61,423           64,053
                                                                           ----------------------------------

   Cash Provided by (Required for) Investing Activities:
      Acquisitions                                                                    (367)            7,144
      Purchase of temporary investments                                               (200)            (200)
      Proceeds from maturities of temporary investments                                 400           38,859
      Purchase of property and equipment                                           (13,866)         (10,643)
      Other                                                                         (1,320)            (964)
                                                                           ----------------------------------
              Net cash provided by (required for)
              investing activities                                                 (15,353)           34,196
                                                                           ----------------------------------

   Cash (Required for) Financing Activities:
      Purchase of common stock                                                     (11,654)         (26,450)
      Cash dividends paid                                                          (11,316)          (9,827)
      Payment of debt                                                              (25,076)         (25,000)
      Proceeds from long-term borrowings                                             15,000
      Other                                                                           2,284              757
                                                                           ----------------------------------
              Net cash (required for) financing activities                         (30,762)         (60,520)
                                                                           ----------------------------------

              Net increase in cash and cash equivalents                              15,308           37,729

Cash and cash equivalents:
   Beginning                                                                         10,683           18,784
                                                                           ----------------------------------
   Ending                                                                  $         25,991 $         56,513
                                                                           ==================================


LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

- -------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1996 and the results of operations for the three and nine month periods ended June 30, 1996 and 1995 and cash flows for the nine month periods needed June 30, 1996 and 1995.


Note 2.   Common Stock Split

On November 9, 1995, the Board of Directors declared a two-for-one stock split on the Company's common stock and Class B common stock effected in the form of a stock dividend payable December 8, 1995, to holders of record on November 20, 1995. All share and per share data is stated to reflect the split.


Note 3.   Investment in Associated Companies
Condensed operating results of unconsolidated associated companies are as follows:



                                           Three Months Ended June 30,      Nine Months Ended June 30,
                                          ------------------------------  ------------------------------
                                               1996           1995             1996           1995
                                          --------------------------------------------------------------

Revenues                                  $       18,226 $       17,427  $        54,576 $       68,110
Operating expenses, except
   depreciation and amortization                  12,506         11,502           37,871         46,276
Depreciation and amortization                        433            444            1,363          1,708
Operating income                                   5,287          5,481           15,342         20,126
Financial income                                     287            312              876          1,212
Income before income taxes                         5,573          5,793           16,218         21,338
Income taxes                                       2,249          2,339            6,522          8,579
Net income                                         3,324          3,454            9,696         12,759


a.  Madison Newspaper, Inc. (50% owned)
b.  Journal-Star Printing Co. (49.75% owned until March 31, 1995)
c.  Quality Information Systems (50% owned)

Note 4.   Inventories

Inventories consist of the following:



                                                                               June 30,      September 30,
                                                                                 1996             1995
                                                                           ---------------------------------
                                                                                     (In Thousands)
                                                                                       (Unaudited)



   Newsprint                                                               $          2,279 $         3,634
   Media products and services:
      Raw material                                                                    5,514           7,554
      Finished goods                                                                  7,384           7,167
                                                                           ---------------------------------
                                                                           $         15,177 $        18,355
                                                                           =================================



Note 5.   Cash  Flows  Information

The components of other balance sheet changes are:


                                                                               Nine Months Ended June 30,
                                                                           ---------------------------------
                                                                                 1996             1995
                                                                           ---------------------------------
                                                                                     (In Thousands)
                                                                                       (Unaudited)


   (Increase) in receivables                                               $        (9,175) $       (6,128)
   (Increase) decrease in inventories, film rights and other                          2,098           (428)
   Increase (decrease) in accounts payable, accrued expenses
      and unearned income                                                           (5,987)           4,877
   Increase in income taxes payable                                                   4,622             277
   Other, primarily deferred items                                                    1,214           (323)
                                                                           ---------------------------------
                                                                           $        (7,228) $       (1,725)
                                                                           =================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:



                                           Three Months Ended June 30,     Nine Months Ended June 30,
                                          -----------------------------  -------------------------------
                                               1996           1995             1996           1995
                                          --------------------------------------------------------------
                                             (Dollar Amounts in Thousands Except for Per Share Data)


   Operating revenue                      $      126,834 $      117,106  $       369,602 $      328,835
      Percent change                                8.3%                           12.4%

   Income before depreciation and
      amortization, interest and taxes
      (EBITDA)                                    38,207         36,307          102,694         97,585
      Percent change                                5.2%                            5.2%

   Operating income                               30,156         29,484           78,999         78,917
      Percent change                                2.3%                            0.1%

   Net income                                     17,045         16,435           43,790         44,377
      Percent change                                3.7%                          (1.3)%

   Earnings per share                     $         0.36 $         0.34  $          0.91 $         0.95
      Percent change                                5.9%                          (4.2)%


As if the acquisition of Journal-Star Printing Co. and SJL of Kansas Corp. had occurred on October 1, 1994.



                                           Three Months Ended June 30,     Nine Months Ended June 30,
                                          -----------------------------  -------------------------------
                                               1996           1995             1996           1995
                                          --------------------------------------------------------------
                                             (Dollar Amounts in Thousands Except for Per Share Data)


   Proforma:
      Operating revenue                   $      126,834 $      121,325  $       369,602 $      355,566
        Percent change                              4.5%                            4.0%

      Income before depreciation and
        amortization, interest and
        taxes (EBITDA)                            38,207         37,795          102,694        106,498
        Percent change                              1.1%                          (3.6)%

      Operating income                            30,156         30,183           78,999         84,068
        Percent change                            (0.1)%                          (6.0)%

      Net income                                  17,045         16,387           43,790         44,770
        Percent change                              4.0%                          (2.2)%

      Earnings per share                  $         0.36 $         0.34  $          0.91 $         0.92
        Percent change                              5.9%                          (1.1)%



Operations by line of business are as follows:


                                           Three Months Ended June 30,     Nine Months Ended June 30,
                                          -----------------------------  -------------------------------
                                               1996           1995             1996           1995
                                          --------------------------------------------------------------
                                                                 (In Thousands)


   Operating revenue:
      Newspapers                          $       78,841 $       76,274  $       232,059 $      208,452
      Broadcasting                                30,671         25,061           88,200         76,129
      Graphic arts                                17,322         15,771           49,343         44,254
                                          ------------------------------ -------------------------------
                                          $      126,834 $      117,106  $       369,602 $      328,835
                                          ============================== ===============================

   Income before depreciation and
      amortization, interest and taxes
      (EBITDA):
      Newspapers                          $       25,752 $       25,238  $        71,613 $       67,258
      Broadcasting                                10,425          9,253           27,017         29,056
      Graphic arts                                 4,228          5,038           12,194         11,385
      Corporate                                  (2,198)        (3,222)          (8,130)       (10,114)
                                          ------------------------------ -------------------------------
                                          $       38,207 $       36,307  $       102,694 $       97,585
                                          ============================== ===============================

   Operating income:
      Newspapers                          $       21,998 $       21,666  $        60,728 $       58,164
      Broadcasting                                 7,342          7,259           17,907         23,268
      Graphic arts                                 3,161          3,916            8,917          7,994
      Corporate                                  (2,345)        (3,357)          (8,553)       (10,509)
                                          ------------------------------ -------------------------------
                                          $       30,156 $       29,484  $        78,999 $       78,917
                                          ============================== ===============================

   Capital expenditures:
      Newspapers                          $        3,269 $        2,183  $         8,302 $        5,268
      Broadcasting                                 1,428          1,870            4,951          5,066
      Graphic arts                                    24             15              251             61
      Corporate                                      186             11              362            248
                                          ------------------------------ -------------------------------
                                          $        4,907 $        4,079  $        13,866 $       10,643
                                          ============================== ===============================



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

   As a result of the acquisition deferred income taxes related to the undistributed income of the 49.75% interest in JSPC were recognized as a reduction of income tax expense and certain contract termination, relocation and reorganization payments related to the 49.75% ownership interest were recognized as expense as of March 31, 1995. Without these one-time costs operating income for the nine months ended June 30, 1995 would have been $80,150,000. As a result of the $838,000 tax benefit, the total effect of these transactions was not significant to net income for the nine month period ended June 30, 1995.

   On August 28, 1995, the Company also purchased all of the stock of SJL of Kansas Corp. which operates NBC affiliates KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas.

                          QUARTER ENDED JUNE 30, 1996

Newspapers:

   Wholly-owned daily newspaper advertising revenue increased $622,000, 1.5%. Advertising revenue from local merchants increased $283,000, 1.2%. Local "run-of-press" advertising increased $885,000, 5.4% as a result of higher average rates. Advertising inches increased less than 1%. Local preprint revenue decreased $602,000, 7.6% due to reductions in distribution of preprints by merchants. Classified advertising revenue increased $964,000, 7.1% as a .6% decrease in units was offset by higher average rates. These increases were offset by a $625,000 decrease in national and other advertising revenue. Circulation revenue increased $540,000, 2.8% as a result of higher rates which offset a 2.3% decrease in volume. Other revenue at daily newspapers increased $1,564,000, 22.8% primarily as a result of increases in commercial printing and other nontraditional products and services.

   Wholly-owned daily newspaper compensation expense increased $863,000, 3.8% due primarily to increases in average compensation. Newsprint and ink costs increased $942,000, 11.1%. The increase was a result of higher unit costs and a 1.2% increase in consumption due to increased commercial printing activity. Other operating expenses exclusive of depreciation and amortization increased $85,000, .6%.

   Revenues from weekly newspapers, shoppers and specialty publications decreased $121,000, 2.2% primarily as a result of reduction in book publishing revenue and the elimination of nonperforming properties. Operating income decreased $245,000 due to development costs of the Company's new tourism publication.

Broadcasting:

   Exclusive of the effects of the acquisition of SJL of Kansas Corp., revenue for the quarter increased $548,000, 2.2%, as political advertising increased $1,140,000, local/regional advertising decreased $1,323,000, 9.9%, national advertising increased $523,000, 5.9% and production revenue increased $244,000. Compensation costs increased $484,000, 5.4% due to an increase in the number of hours worked in production operations and normal compensation increases. Programming costs increased $377,000, 24.8% primarily due to higher program acquisition costs. Other operating expenses exclusive of depreciation and amortization increased $50,000, .9% for the quarter.

Graphic Arts:

   Graphic arts revenue increased $1,559,000, 9.9%, as decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices, growth in the flexographic printing plate business and revenue from the distribution of flexographic commercial printing plates which commenced in September 1995. Revenue from the letterpress business is expected to decrease each year as conversions to offset or flexographic printing continue. Operating income decreased $755,000, 19.3% due to operating margins from distribution being lower than the margin on manufactured products.

Corporate:

   Corporate costs were reduced by $500,000 due to favorable experience in the Company's self funded medical plan.


Financial Expense and Income Taxes:

   Interest expense was reduced due to payments on long-term debt offset, in part, by $15,000,000 of short-term borrowings to finance the acquisition of SJL of Kansas Corp.

   Income taxes were 40.1% and 40.2% of pre-tax income for the quarters ended June 30, 1996 and 1995, respectively.

                        NINE MONTHS ENDED JUNE 30, 1996

Newspapers:

   On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper advertising revenue increased $2,227,000, 1.8%. Advertising revenue from local merchants increased $1,267,000, 1.7%. Local "run-of-press" advertising increased $1,079,000, 2.1% as a result of higher average rates which offset a 3.0% decrease in advertising inches. Local preprint revenue increased $188,000, .8%. Classified advertising revenue increased $2,137,000, 5.8% as a 1.7% decrease in units primarily related to weakness in the automotive segment in the first six months of the year was offset by higher average rates. These increases were offset by a $1,177,000 decrease in national and other advertising revenue. Circulation revenue increased $2,414,000, 4.2% as a result of higher average rates which offset a 2% decrease in volume. Other revenue at daily newspapers increased $2,971,000, 13.8% primarily as a result of increases in commercial printing and other nontraditional products and services.

   On a proforma basis for newspapers owned at the end of fiscal 1995, wholly-owned daily newspaper compensation expense increased $2,562,000, 3.8% due primarily to increases in average compensation. Newsprint and ink costs increased $5,132,000, 21.1%. Higher unit costs were offset in part by a .1% decrease in consumption. Other operating expenses exclusive of depreciation and amortization decreased $57,000, .1%.

   Revenues from weekly newspapers, shoppers and specialty publications increased $873,000, 5.6%, primarily as a result of revenue from properties acquired since the beginning of the first quarter of the last fiscal year. Operating income decreased $268,000 due to development costs of the Company's new tourism publication.

Broadcasting:

   Exclusive of the effects of the acquisition of SJL of Kansas Corp. revenue decreased $1,717,000, 2.3%, as political advertising decreased $934,000, local/regional advertising decreased $2,665,000, 6.9% national advertising increased $892,000, 3.6% and production revenue increased $575,000. Compensation costs increased $1,946,000, 7.3% due primarily to an increase in the number of hours worked in production operations. Programming costs increased $995,000, 20.1% primarily due to higher program acquisition costs. Other operating expenses exclusive of depreciation and amortization increased $976,000, 6.3%.

Graphic Arts:

   Graphic arts revenue increased $5,079,000, 11.5%, as decreased unit volume from NAPP's letterpress plate business was offset by higher selling prices, growth in the flexographic printing plate business and revenue from the distribution of flexographic commercial printing plates which commenced in September 1995. Several letterpress customers completed conversion to offset or flexographic printing. Revenue from the letterpress business is expected to decrease each year as conversions continued. Operating income increased $923,000, 11.5% due to the increased sales volume and a reduction in spending on new product initiatives.

Equity in Net Income of Associated Companies:

   Equity in net income of associated companies decreased $1,509,000. The prior year included $1,423,000 of equity in net income of Journal-Star Printing Co.

Financial Expense and Income Taxes:

   Interest expense was reduced due to payments on long-term debt offset, in part, by $15,000,000 of short-term borrowings to finance the acquisition of SJL of Kansas Corp.

   Income taxes were 40.4% and 38.7% of pre-tax income for the nine months ended June 30, 1996 and 1995, respectively. The increase in the effective income tax rate was due to an increase in nondeductible intangible asset amortizations. Elimination of the Journal-Star Printing Company deferred taxes discussed above decreased the 1995 effective rate by 1.2%.

Liquidity and Capital Resources:

   Cash provided by operations, which is the Company's primary source of liquidity, generated $61,423,000 for the nine month period ended June 30, 1996. Available cash balances, cash flow from operations and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

Item 6.  Exhibits and Reports on Form 8-K


         a.  Exhibits:

             Exhibit 11 - Computation of Earnings Per Share

         b. There were no reports on Form 8-K required to be filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEE ENTERPRISES, INCORPORATED



DATE:------------------------            --------------------------------------
                                         G.C. Wahlig, Chief Accounting Officer