Form 10-K
period 1996-09-30
LEE ENTERPRISES INC
filed 1996-12-27
CIK 58361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 1-6227

                          LEE ENTERPRISES, INCORPORATED

             (Exact name of registrant as specified in its charter)

        Delaware                                           42-0823980
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  215 N. Main Street, Davenport, Iowa                       52801
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (319) 383-2100

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange On
          Title of Each Class                              Which Registered
--------------------------------------------------------------------------------

Common Stock - $2.00 par value                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

  Title of Class
--------------------

Class B Common Stock              $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December , 1996. Common Stock and Class B Common Stock, $2.00 par value: $ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 2, 1996. Common Stock, $2.00 par value, 34,555,576 shares; and Class B Common Stock, $2.00 par value, 12,455,186 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 1996 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

Item 1(a) Recent business developments. On November 4, 1996 the Company signed a letter of intent to sell its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,000,000. For additional information related to the disposition, see Note 2 of the Notes to Financial Statements under Item 8, herein.

Item 1(b) Financial information about industry segments. See Note 11 to the Notes to Financial Statements under Item 8, herein.

Item 1(c) Narrative description of business.

                                   NEWSPAPERS

The Company and its subsidiaries publish the following daily newspapers:

-    The   Wisconsin   State   Journal  -  Madison,   Wisconsin
-    The  Lincoln Journal-Star - Lincoln,  Nebraska
-    Quad-City  Times - Davenport,  Iowa
-    Billings  Gazette - Billings,  Montana
-    Herald  and  Review - Decatur, Illinois
-    The  Journal  Times - Racine,  Wisconsin
-    LaCrosse  Tribune - LaCrosse,  Wisconsin
-    Rapid  City  Journal - Rapid  City,  South  Dakota
-    Missoulian - Missoula, Montana
-    Bismarck Tribune - Bismarck, North Dakota
-    Southern Illinoisan - Carbondale,  Illinois
-    Globe-Gazette - Mason City, Iowa
-    Ottumwa  Courier -  Ottumwa,  Iowa
-    The  Montana  Standard - Butte, Montana
-    Independent Record - Helena,  Montana
-    Gazette Times - Corvallis, Oregon
-    Winona  Daily  News -  Winona,  Minnesota
-    Muscatine  Journal  -  Muscatine, Iowa
-    Star Courier - Kewanee, Illinois

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

The  Company  also  publishes  39  weekly   newspapers   and  special   industry
publications.

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

The Company's newspapers compete with newspapers having national or regional circulation, magazines, radio, television, other advertising media such as billboards, specialty publications and direct mail, as well as other information content providers such as on-line services. In addition, many of the Company's daily and Sunday newspapers compete with other newspapers in nearby cities and towns.

                                  BROADCASTING

The Company and its subsidiaries own and operate the following television stations:

                                                               Nielsen DMA
             Station                                          Market Ranking
--------------------------------------------------------------------------------

ABC Affiliate, KGUN-TV - Tucson, Arizona                             78
CBS Affiliates:
   KOIN-TV - Portland, Oregon                                        24
   KRQE-TV - Albuquerque, New Mexico                                 48 (1)
   KGMB-TV - Honolulu, Hawaii                                        69 (2)
   KMTV - Omaha, Nebraska                                            75
NBC Affiliates:
   WSAZ-TV - Huntington-Charleston, West Virginia                    56
   KSNW-TV - Wichita, Kansas                                         65 (3)
   KSNT-TV - Topeka, Kansas                                         141
UPN Affiliate, KZIA-TV - El Paso, Texas                              99
UPN/WB Affiliate, KASY-TV - Albuquerque, New Mexico
   (operating under local marketing agreement)                       48


(1) Combined DMA rank. KRQE-TV also operates satellite stations KBIM-TV, Roswell, New Mexico and KREZ-TV, Durango, Colorado.

(2) KGMB-TV also operates satellite stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Maui, Hawaii.

(3) KSNW-TV also operates satellite stations KSNG-TV, Garden City, Kansas; KSNC-TV, Great Bend, Kansas; and KSNK-TV, Oberlin, Kansas/McCook, Nebraska

Broadcasting revenue has traditionally been highest in the quarter ended December 31 and, likewise, has been lowest in the quarter ended March 31.

The Company's television stations are in competition with other over-the-air broadcast, direct broadcast satellite ("DBS") and cable television, radio companies, other advertising media such as newspapers, magazines and billboards, as well as other information content providers such as on-line services. Competition in the television broadcasting industry occurs primarily in individual market areas. Generally, a television station in one market does not compete with other stations in other market areas, nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. DBS and cable television systems in the Company's broadcasting markets operate on a subscriber payment basis and compete by importing out-of-market television signals or by originating programming to the extent permitted or required by present or future rules of the Federal Communications Commission ("FCC").

The Company's television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Act"). The Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to assign frequency bands, to determine the location of stations, to regulate the apparatus used by stations, to establish areas to be served, to adopt regulations necessary to carry out the provisions of the Act and to impose penalties for violation of such regulations. Television licenses are granted for a maximum period of five years and, upon application, may be renewed for additional five-year terms. The FCC is required to hold a hearing on a renewal application if a substantial and material question of fact is raised with respect to the renewal application, or if for any reason the FCC is unable to find that the grant of the renewal application would serve the public interest, convenience and necessity. Renewal of the Company's television licenses has never been denied and all such licenses are now in full force and effect.

                                  OTHER MATTERS


Compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

In September 1996, the Company,  its subsidiaries  and associated  companies had
approximately   5,300  employees,   including   approximately   1,700  part-time
employees.

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


                                         Period of Service         Period In
            Name                Age        With Company         Present Office          Present Office
------------------------------------------------------------------------------------------------------

Richard D. Gottlieb              54          33 years               5 years        President and Chief
                                                                                   Executive Officer

Larry L. Bloom                   47         3-1/2 years           3-1/2 years      Vice-President and
                                                                                   Treasurer

Ronald L. Rickman                58          37 years              13 years        Vice-President

Gary N. Schmedding               58          24 years               8 years        Vice-President

Greg R. Veon                     44          20 years               1 year         Vice-President

Charles D. Waterman, III         50           7 years               7 years        Secretary

George C. Wahlig                 49           7 years               4 years        Principal Accounting
                                                                                   Officer

John VanStrydonck                43          15 years               5 years        Chairman and CEO,
                                                                                   NAPP Systems Inc.


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

George C. Wahlig was elected Principal Accounting Officer of the Company in November 1992; from May 1990 to November 1992 he was Director of Finance.

John VanStrydonck was elected President and Chief Executive Officer of NAPP Systems Inc. in July of 1991 and Chairman and CEO in September 1994. For more than two years prior thereto he was publisher of the Globe-Gazette in Mason City, Iowa.

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

                                          Quarter
                 ----------------------------------------------------------
                    4th             3rd              2nd            1st
                 ----------------------------------------------------------
STOCK PRICES

1996:
   High ......   $  23-5/8      $  24-3/8         $   22-3/4     $      23
   Low .......      19-3/4         20-1/2                 20      19-11/16
   Closing ...      22-7/8         23-5/8             21-1/8            23

1995:
   High ......    21-11/16        19-5/16             18-3/8        17-3/8
   Low .......      18-1/8        17-7/16           16-13/16        15-7/8
   Closing ...    21-11/16        19-1/16             17-3/4        17-1/4

1994:
   High ......      17-3/4         17-3/4            19-1/16        17-1/2
   Low .......          16         15-7/8             16-7/8        15-1/2
   Closing ...      17-1/4             16            17-9/16        17-1/2

DIVIDENDS PAID

1996            $     0.12     $     0.12         $     0.12     $    0.12
1995                  0.11           0.11               0.11          0.11
1994                 0.105          0.105              0.105         0.105

For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Financial Statements under Item 8 herein.

At September 30, 1996, the Company had 4,313 holders of Common Stock and 2,590 holders of Class B Common Stock.

Item 6.  Selected Financial Data

                         FIVE YEAR FINANCIAL PERFORMANCE


Year Ended September 30:                         1996         1995      1994     1993       1992
                                               ----------------------------------------------------
                                                      (In Thousands Except Per Share Data)
OPERATIONS

   Operating revenue ......................    $427,369     $383,740  $341,241  $314,600  $ 301,374
                                               ====================================================
   Income from continuing
      operations ..........................    $ 53,670     $ 52,232  $ 45,137  $ 36,923  $  31,747
   Discontinued operations ................       7,725        6,227     5,717     4,313      6,745
   Loss on disposition of
      discontinued operations .............     (15,948)         - -       - -       - -        - -
                                               ----------------------------------------------------
              Net income ..................    $ 45,447     $ 58,459  $ 50,854  $ 41,236  $  38,492
                                               ====================================================

PER SHARE AMOUNTS

   Weighted average
      shares ..............................      47,991       46,962    46,850     46,920    46,682
                                               ====================================================
   Income from continuing
      operations ..........................    $   1.12     $   1.11  $   0.97  $    0.79  $   0.68
   Discontinued operations ................        0.16         0.13      0.12       0.09      0.14
   Loss on disposition of
      discontinued operations .............       (0.33)         - -       - -        - -       - -
                                               ----------------------------------------------------
              Net income ..................    $   0.95     $   1.24  $   1.09  $    0.88  $   0.82
                                               ====================================================

   Dividends ..............................    $   0.48     $   0.44  $   0.42  $    0.40  $.38-1/2

OTHER DATA

   Total assets ...........................    $527,416     $559,929  $474,701  $482,317  $ 504,985
   Debt, including
      current maturities ..................      95,503      123,489   130,532   160,214    173,537
   Stockholders' equity ...................     324,954      311,042   241,930   223,482    203,812


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement.

Operating results are summarized below:

                                               1996      1995      1994
                                             ----------------------------
                                                   (In Thousands)

Operating revenue .......................    $427,369  $383,740  $341,241
   Percent change .......................       11.4%     12.5%      8.5%
Operating income ........................      94,741    91,405    84,287
   Percent change .......................        3.6%      8.4%     16.5%
Income from continuing operations .......      53,670    52,232    45,137
   Percent change .......................        2.8%     15.7%     22.2%
Earnings per share, continuing operations        1.12      1.11      0.97
   Percent change .......................        0.9%     14.4%     22.8%

A weak advertising environment early in the fiscal year, the cyclical effects of political advertising on our broadcast segment, and high newsprint prices which did not moderate until the second half of the fiscal year, impacted the level of growth in operating income in 1996.

On November 4, 1996 the Company entered into atentative agreement to sell NAPP Systems Inc. for approximately $55,000,000. The operations of NAPP and the related $15,948,000 loss from disposition are included in the Company's consolidated financial statements as discontinued operations.

The fiscal 1995 comparisons are affected by two significant acquisitions. On March 31, 1995 Lee acquired the 50.25% interest in Journal-Star Printing Co.
(JSPC) not previously owned, making JSPC a wholly-owned subsidiary. On August 28, 1995, Lee acquired the stock of SJL of Kansas Corp. (SJL) which operates NBC network-affiliated television stations KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas and three satellite stations that comprise a network covering all of western Kansas and parts of southwest Nebraska. The following unaudited proforma operating results are as if the 1995 acquisitions had occurred on October 1, 1993.

                                                    1996      1995      1994
                                                  ----------------------------
                                                     (Proforma in Thousands)

Operating revenue .......................         $427,369  $412,600  $383,608
   Percent change .......................             3.6%      7.6%
Operating income ........................           94,741    96,302    91,028
   Percent change .......................           (1.6)%      5.8%
Income from continuing operations .......           53,670    52,004    46,931
   Percent change .......................             3.2%     10.8%
Earnings per share, continuing operations             1.12      1.07      0.93
   Percent change .......................             4.7%     15.1%

NEWSPAPERS

                                               1996      1995     1994
                                             ----------------------------
                                                    (In Thousands)

Operating revenue .......................    $302,564  $274,877  $241,079
   Percent change .......................       10.1%     14.0%      7.9%
Operating income:
   Wholly-owned properties ..............      75,687    68,366    65,881
      Percent change ....................       10.7%      3.8%     12.7%
   Equity in net income .................       7,008     8,277    10,162
      Percent change ....................       (15.3)  (18.5)%      6.4%
Operating margin, wholly-owned properties       25.0%     24.9%     27.3%

The newspaper segment includes daily and weekly newspapers and specialty publications. Operating revenue consists of the following:

                                               1996         1995         1994
                                             ----------------------------------
                                                       (In Thousands)

Daily newspapers:
   Advertising ...............               $169,151     $153,325     $134,322
      Percent change .........                  10.3%        14.1%         5.9%
   Circulation ...............                 79,814       72,863       66,302
      Percent change .........                   9.5%         9.9%         4.8%
Other ........................                 53,599       48,689       40,455
   Percent change ............                  10.1%        20.4%        21.8%

Exclusive of the JSPC acquisition, advertising revenue increased 1.8% and 5.1%, circulation revenue increased 4.9% and 3.8%, and other revenue increased by 9.3% and 15.1%, in 1996 and 1995, respectively.

The following newspaper advertising lineage, circulation volume statistics, and related revenue results are presented on a proforma basis for newspapers wholly-owned at the end of fiscal 1996.

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

ADVERTISING LINEAGE, IN THOUSANDS OF INCHES (PROFORMA):

                                         1996            1995            1994
                                        ----------------------------------------

Classified .....................         3,650           3,674           3,586
   Percent change ..............        (0.7)%            2.5%            8.2%
Local ..........................         5,312           5,422           5,481
   Percent change ..............        (2.0)%          (1.1)%          (0.9)%

Classified advertising revenue increased approximately 6.6% in 1996, 9.1% in 1995 and 13.3% in 1994. The average rate realized increased 7.3% in 1996, 6.5% in 1995 and 4.7% in 1994. In 1996 automobile advertising decreased until late in the fiscal year. In 1995 growth was led by increases in employment, private party and, in the first part of the year, automotive advertising.

Local "run-of-press" advertising represents advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. Revenue increased 3.2%, 2.2%, and 3.3% in 1996, 1995, and 1994, respectively, on higher average rates despite decreases in advertising inches.

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates. Preprint revenue was flat in 1996 due to cutbacks by advertisers during the 1995 holiday season, increased $1,839,000 (5.4%) in 1995, and $1,774,000 (5.5%) in 1994 primarily as a result of increases in volume.

In 1996, 1995, and 1994 circulation revenue increased 3.7%, 3.8%, and 4.8%, respectively, as a result of higher rates which offset 2.3%, .9%, and .6%
decreases in volume. Approximately one half of the volume decrease in 1996 results from a decrease in circulation following the merger of two newspapers in Lincoln, Nebraska.

Other revenue consists of revenue from products delivered outside the newspaper (which include activities such as target marketing and special event production), specialty publications, commercial printing and editorial service contracts with Madison Newspapers, Inc. and, through March 31, 1995, with Journal-Star Printing Co.

Other revenue by category and by property is as follows:

                                                      1996      1995       1994
                                                    ----------------------------
                                                            (In Thousands)
Products delivered outside the newspaper:
   Properties owned for entire period ......        $ 6,896    $ 6,389   $ 4,514
   Acquired since September 30, 1993 .......          1,022        229       - -
Specialty publications:
   Properties owned for entire period ......         15,873     15,732    15,233
   Acquired since September 30, 1993 .......          6,362      5,333     2,151
Commercial printing:
   Properties owned for entire period ......         14,199     11,799    10,178
   Acquired since September 30, 1993 .......          1,680        781       - -
Editorial service contracts ................          7,567      8,426     8,379
                                                    ----------------------------
                                                    $53,599    $48,689   $40,455
                                                    ============================

The following table sets forth the percentage of revenue of certain items in the newspaper segment.

                                                         1996     1995    1994
                                                        ------------------------

Revenue ...........................................     100.0%   100.0%   100.0%
                                                        ------------------------

Compensation costs ................................      33.8     34.4     34.9
Newsprint and ink .................................      12.7     11.6      9.0
Other operating expenses ..........................      23.6     24.5     24.4
                                                        ------------------------
                                                         70.1     70.5     68.3
                                                        ------------------------

Income before depreciation, amortization, interest
   and taxes ......................................      29.9     29.5     31.7
Depreciation and amortization .....................       4.9      4.6      4.4
                                                        ------------------------
Operating margin wholly-owned properties ..........      25.0%    24.9%    27.3%
                                                        ========================

Exclusive of the effects of the 1995 acquisitions, in 1996 costs other than depreciation and amortization increased 3%. Newsprint and ink costs increased 9.4% due to price increases for newsprint. High prices during the first two quarters of the fiscal year stabilized during the third quarter and were lower in the fourth quarter of 1996 than the fourth quarter of 1995. Newsprint consumption was flat in 1996 as compared to 1995, as higher consumption for commercial printing was offset by conservation efforts by the newspapers. Compensation costs increased 4% due primarily to salary increases. Other operating costs did not increase significantly.

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

BROADCASTING

                                        1996        1995      1994
                                      ------------------------------
                                            (Dollars in Thousands)

Operating revenue .............       $117,797    $100,586  $ 90,000
   Percent change .............          17.1%       11.8%     10.7%
Operating income ..............         22,953      26,934    21,494
   Percent change .............        (14.8)%       25.3%     28.6%
Operating margin ..............          19.5%       26.8%     23.9%

In 1996, exclusive of the SJL acquisition, operating revenue decreased .6%. Local/regional/national revenue decreased $2,600,000, due to softness in automotive and retail spot buying. Political advertising increased $1,000,000. Production revenue increased $760,000, primarily due to a new mobile production facility at MIRA Productions in Portland, Oregon.

Exclusive of the effects of the SJL acquisition, operating revenue and operating income increased 10.1% and 26.7%, respectively in 1995. Local/regional/national revenue increased $4,600,000, political advertising increased $1,700,000, and network compensation increased $1,900,000.

The full year of operations from the acquisition of KZIA-TV, then operating in Las Cruces, New Mexico, increased operating revenue in 1994 by $400,000. Exclusive of the effects of this acquisition, local/regional/national revenue increased $9,000,000. Included in these increases are the effects of the Winter Olympics on our four CBS affiliates and their satellite stations.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                         1996    1995      1994
                                                        ------------------------

Revenue ..........................................      100.0%   100.0%   100.0%
                                                        ------------------------

Compensation costs ...............................       39.5     37.1     38.9
Programming costs ................................        7.9      6.2      7.4
Other operating expenses .........................       22.6     21.8     21.4
                                                        ------------------------
                                                         70.0     65.1     67.7
                                                        ------------------------

Income before depreciation, amortization, interest
  and taxes ......................................       30.0     34.9     32.3
Depreciation and amortization ....................       10.5      8.1      8.4
                                                        ------------------------
Operating margin wholly-owned properties .........       19.5%    26.8%    23.9%
                                                        ========================

Exclusive of the effects of the SJL acquisition, operating income decreased by $6,500,000 or 23.8% in 1996. Compensation costs increased by 5.1% primarily due to a 6.9% increase in hours worked, mainly due to expanded operations at our New Mexico locations. Programming costs increased by $2,000,000 (31.8%) as a result of the addition of highly rated syndicated programming and the write-down of certain programming to net realizable value. Other operating costs increased 4.2% due to higher expenditures for repairs and maintenance and sales and audience promotion.

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

Operating income increased in 1994 by $4,800,000. Compensation costs increased $3,200,000 or 10.1%, due to an increase in incentive compensation related to increases in advertising revenue and an increase of 5.1% in the number of hours worked (including the effects of the acquisition of KZIA-TV). Portland, Omaha and Huntington all expanded news programming which required additional staffing and other related costs. Program costs declined $1,000,000 primarily due to the trend discussed above. Other operating expenses increased $1,800,000 or 10.4%, due to costs related to the higher business activity levels.

CORPORATE COSTS

Corporate costs in 1996 decreased by $1,300,000, (10.4%) primarily due to decreased levels of incentive compensation and lower medical plan costs resulting from a 1995 plan redesign. Corporate costs decreased in 1995 by $1,100,000, (8.1%) primarily due to the discontinuance of performance unit awards under the Company's 1990 Long-Term Incentive Plan. In 1994 costs related to the performance unit awards, unfavorable medical plan experience and increased incentive compensation increased corporate costs by $1,600,000, (13.3%).

Corporate costs in 1997 are expected to increase by approximately $3,000,000 as a result of increased marketing costs and the enhancement of computer software. Incentive compensation varies based upon operating results.


INTEREST EXPENSE

Interest expense decreased by approximately $2,300,000 in 1996 and $1,700,000 in 1995 and 1994. The most significant element of the decrease was a lower debt level which reduced interest expense by approximately $2,400,000, $2,000,000 and $1,700,000, respectively. In 1995 a $500,000 increase in interest on deferred compensation was offset by an increase in financial income earned on the invested funds.

INCOME TAXES

Income taxes were 38.8% of pretax income in 1996, 37.2% in 1995, and 39.0% in 1994. In 1995 the effective tax rate was decreased by .9% as a result of the elimination of the deferred income taxes related to the undistributed income of the 49.75% interest in JSPC. The effective tax rate for 1997 is expected to be approximately 39%.

DISCONTINUED OPERATIONS

On November 4, 1996 the Company signed a letter of intent to sell its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,000,000. For additional information related to the disposition, see Note 2 of the Notes to Financial Statements under Item 8, herein.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations is the Company's primary source of liquidity, generating $87,543,000 in 1996. The major sources and uses of cash in 1996 were as follows:

                                                                        (In
                                                                      Thousands)

Sources of cash:
   Operations ...................................................        $87,543
   All other ....................................................            566
                                                                         -------
                                                                          88,109
                                                                         -------

Uses of cash:
   Purchase of property and equipment ...........................         18,796
   Cash dividends paid ..........................................         22,603
   Purchase of Lee Enterprises, Incorporated stock ..............         11,917
   Payment of debt ..............................................         26,209
                                                                         -------
                                                                          79,525
                                                                         -------
              Increase in cash ..................................        $ 8,584
                                                                         =======

The Company has financed significant acquisitions by long-term borrowings. The long-term borrowings may not be prepaid without a substantial prepayment penalty.

Capital expenditures for new and improved facilities and equipment are expected to be about $18,500,000 in 1997. The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 13 cents per share, an annual rate of 52 cents.

During the fiscal year ended September 30, 1996, the Company paid dividends of $22,603,000 or 42.1% of year's earnings from continuing operations. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under long-term obligations are not considered restrictive to payment of dividends. Lee common stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee common stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last few years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where competitive conditions permit, increasing selling prices.

EMERGING ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (Statement No. 123). Statement No. 123 establishes a fair value based method of accounting for stock options and other equity instruments. Statement No. 123 permits the continued use of the current intrinsic value method prescribed in Accounting Principle Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), but requires employers to disclose proforma fair value information in the notes to the financial statements. The Company plans to continue to measure compensation cost using APB 25; therefore, the adoption of Statement No. 123 will not have any impact on the Company's financial condition or results of operations. This statement is effective for the Company's year ending September 30, 1997.


QUARTERLY RESULTS

The Company's largest source of newspaper revenue, local run-of-press advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, local run-of-press advertising is higher in the first and third quarters. Newspaper classified advertising revenue (which includes real estate and automobile ads) and broadcasting revenue are lowest in January and February, which are included in our second fiscal quarter.

Quarterly results of operations are summarized under Item 8 herein.

Item 8.  Financial Statements and Supplementary Data

                                               FINANCIAL STATEMENTS
                                            CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,
                                                                               --------------------------------------
                                                                                 1996          1995           1994
                                                                               --------------------------------------
                                                                                       (Dollars in Thousands)
ASSETS

Current Assets:
   Cash and cash equivalents ...........................................       $ 19,267       $ 10,683       $ 18,784
   Temporary investments ...............................................            - -            200         38,859
   Trade receivables, less allowance for doubtful
      accounts 1996 $4,000; 1995 $4,100; 1994
      $4,100 ...........................................................         48,773         57,146         46,170
   Receivables from associated companies ...............................          1,438          1,438          2,169
   Inventories .........................................................          3,668         18,355         13,147
   Program rights and other ............................................         17,183         16,687         16,578
   Net assets of discontinued operations ...............................         56,379            - -            - -
                                                                               --------------------------------------
              Total current assets .....................................        146,708        104,509        135,707
                                                                               --------------------------------------

Investments:
   Associated companies ................................................         11,488         10,754         21,969
   Other ...............................................................         10,668          8,946          7,437
                                                                               --------------------------------------
                                                                                 22,156         19,700         29,406
                                                                               --------------------------------------

Property and Equipment:
   Land and improvements ...............................................         10,140         12,053         11,392
   Buildings and improvements ..........................................         57,995         64,768         56,675
   Equipment ...........................................................        173,752        176,642        152,547
                                                                               --------------------------------------
                                                                                241,887        253,463        220,614
   Less accumulated depreciation .......................................        137,182        145,267        138,450
                                                                               --------------------------------------
                                                                                104,705        108,196         82,164
                                                                               --------------------------------------


Intangibles and Other Assets:
   Intangibles .........................................................        246,061        321,014        225,633
   Other ...............................................................          7,786          6,510          1,791
                                                                               --------------------------------------
                                                                                253,847        327,524        227,424
                                                                               --------------------------------------
                                                                               $527,416       $559,929       $474,701
                                                                               ======================================

See Notes to Consolidated Financial Statements.



                                                                          September 30,
                                                                ---------------------------------
                                                                  1996        1995        1994
                                                                ---------------------------------
                                                                      (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current maturities of long-term
      debt ..................................................   $ 43,213    $ 47,978    $ 31,891
   Accounts payable .........................................     15,369      24,155      17,336
   Compensation and other accruals ..........................     20,419      28,431      26,523
   Income taxes payable .....................................      4,738       2,656      12,971
   Unearned income ..........................................     14,038      13,307      11,009
                                                                --------------------------------
              Total current liabilities .....................     97,777     116,527      99,730
                                                                --------------------------------

Long-Term Debt, net of current maturities ...................     52,290      75,511      98,641
                                                                --------------------------------

Deferred Items:
   Retirement and compensation ..............................     11,611      11,632      13,021
   Income taxes .............................................     40,784      45,217      21,379
                                                                --------------------------------
                                                                  52,395      56,849      34,400
                                                                --------------------------------

Stockholders' Equity:
   Capital stock:
      Serial convertible preferred, no par value;
        authorized 500,000 shares; issued none
      Common, $2 par value; authorized
        60,000,000 shares; issued and outstanding
        1996 34,289,000 shares ..............................     68,578      68,396      32,130
      Class B, common, $2 par value; authorized
        30,000,000 shares; issued and outstanding
        1996 12,733,000 shares                                    25,466      26,336      13,390
   Additional paid-in capital ...............................     20,189      17,404       6,497
   Unearned compensation ....................................       (637)       (533)       (665)
   Retained earnings ........................................    211,358     199,439     190,578
                                                                --------------------------------
                                                                 324,954     311,042     241,930
                                                                --------------------------------
                                                                $527,416    $559,929    $474,701
                                                                ================================


CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended September 30,
                                                       --------------------------------
                                                         1996        1995       1994
                                                       --------------------------------
                                                      (In Thousands Except Per Share Data)
Operating revenue:
   Newspaper:
      Advertising ..................................   $169,151    $153,325    $134,322
      Circulation ..................................     79,814      72,863      66,302
      Other ........................................     53,599      48,689      40,455
   Broadcasting ....................................    117,797     100,586      90,000
   Equity in net income of associated companies ....      7,008       8,277      10,162
                                                       --------------------------------
                                                        427,369     383,740     341,241
                                                       --------------------------------

Operating expenses:
   Compensation costs ..............................    153,076     137,368     126,023
   Newsprint and ink ...............................     38,535      31,936      21,744
   Depreciation ....................................     16,236      11,965      10,066
   Amortization of intangibles .....................     11,563       9,501       8,838
   Other ...........................................    113,218     101,565      90,283
                                                       --------------------------------
                                                        332,628     292,335     256,954
                                                       --------------------------------

              Operating income .....................     94,741      91,405      84,287
                                                       --------------------------------

Financial (income) expense:
   Interest expense ................................      9,648      11,902      13,576
   Financial (income) ..............................     (2,609)     (3,704)     (2,984)
                                                       --------------------------------
                                                          7,039       8,198      10,592
                                                       --------------------------------
              Income from continuing operations
              before taxes on income ...............     87,702      83,207      73,695

Income taxes .......................................     34,032      30,975      28,558
                                                       --------------------------------

              Income from continuing operations ....     53,670      52,232      45,137
                                                       --------------------------------

Discontinued operations:
   Income from discontinued operations net of
      income tax effect ............................      7,725       6,227       5,717
   (Loss) on disposition of discontinued operations,
      net of income tax effect .....................    (15,948)        - -         - -
                                                       --------------------------------
                                                         (8,223)      6,227       5,717
                                                       --------------------------------
              Net income ...........................   $ 45,447    $ 58,459    $ 50,854
                                                       ================================

Weighted average number of shares ..................     47,991      46,962      46,850
                                                       ================================

Earnings per share:
   Income from continuing operations ...............   $   1.12    $   1.11    $   0.97
   Income (loss) from discontinued operations ......      (0.17)       0.13        0.12
                                                       --------------------------------
              Net income ...........................   $   0.95    $   1.24    $   1.09
                                                       ================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Year Ended September 30,
                                             ------------------------------------------------------------------------
                                                           Amount                                Shares
                                             ----------------------------------  ------------------------------------
                                                1996        1995        1994         1996         1995        1994
                                             ----------------------------------  ------------------------------------
                                                               (In Thousands Except Per Share Data)
Common Stock:
   Balance, beginning ...................    $ 68,396     $ 32,130    $ 31,826       34,198       32,130       31,826
      Conversion from Class B
        Common stock ....................         862          252         988          431          252          988
      Stock split .......................         - -       34,198         - -          - -          - -          - -
      Shares issued .....................         404        3,508         462          202        3,508          462
      Shares reacquired .................      (1,084)      (1,692)     (1,146)        (542)      (1,692)      (1,146)
                                             ------------------------------------------------------------------------
   Balance, ending ......................    $ 68,578     $ 68,396    $ 32,130       34,289       34,198       32,130
                                             ========================================================================

Class B Common Stock:
   Balance, beginning ...................    $ 26,336     $ 13,390    $ 14,374       13,168       13,390       14,374
      Conversion to common
        stock ...........................        (862)        (252)       (988)        (431)        (252)        (988)
      Stock split .......................         - -       13,168         - -          - -          - -          - -
      Shares issued .....................         - -           38          14          - -           38           14
      Shares reacquired .................          (8)          (8)        (10)          (4)          (8)         (10)
                                             ------------------------------------------------------------------------
   Balance, ending ......................    $ 25,466     $ 26,336    $ 13,390       12,733       13,168       13,390
                                             ========================================================================

Additional Paid-In Capital:
   Balance, beginning ...................    $ 17,404     $  6,497    $  3,469
      Shares issued .....................       2,785       58,273       3,028
      Common stock split ................         - -      (47,366)        - -
                                             ---------------------------------
   Balance, ending ......................    $ 20,189     $ 17,404    $  6,497
                                             =================================

Unearned Compensation:
   Balance, beginning ...................    $   (533)    $   (665)   $   (901)
      Restricted shares issued ..........        (637)        (496)       (474)
      Restricted shares canceled ........           4           24          22
      Amortization ......................         529          604         688
                                             ---------------------------------
   Balance, ending ......................    $   (637)    $   (533)   $   (665)
                                             =================================

Retained Earnings:
   Balance, beginning ...................    $199,439     $190,578    $174,714
      Net income ........................      45,447       58,459      50,854
      Cash dividends per share
        1996 $.48; 1995 $.44;
        1994 $.42 .......................     (22,603)     (20,295)    (19,367)
      Shares reacquired .................     (10,925)     (29,303)    (15,623)
                                             ---------------------------------
   Balance, ending ......................    $211,358     $199,439    $190,578
                                             =================================

Stockholders' Equity ....................    $324,954     $311,042    $241,930       47,022       47,366       45,520
                                             ========================================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended September 30,
                                                          -------------------------------
                                                            1996       1995        1994
                                                          -------------------------------
                                                                (In Thousands)
Cash Provided by Operating Activities:
   Net income ........................................    $45,447    $ 58,459    $ 50,854
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................     32,159      25,974      23,496
      Loss on disposition of discontinued operations .     14,563
      Distributions in excess of (less than) earnings
        of associated companies ......................       (734)        206      (1,696)
      Change in assets and liabilities, net of effects
        from business acquisitions:
        (Increase) in receivables ....................     (1,347)     (4,849)     (2,631)
        (Increase) decrease in inventories, program
            rights and other .........................        768      (4,717)     (4,013)
        Increase (decrease) in accounts payable,
            accrued expenses and unearned income .....     (9,446)      6,619       5,038
        Increase (decrease) in income taxes payable ..      2,067     (10,469)      2,163
        Other, primarily deferred items ..............      4,066       1,348       4,564
                                                         --------------------------------
              Net cash provided by operating
              activities .............................     87,543      72,571      77,775
                                                         --------------------------------

Cash (Required For) Investing Activities:
   Acquisitions ......................................        - -     (41,609)     (4,132)
   Purchase of property and equipment ................    (18,796)    (17,435)    (17,611)
   Purchase of temporary investments .................       (200)       (200)   (117,732)
   Proceeds from maturities of temporary investments .        400      38,859     124,373
   Other .............................................     (2,089)     (1,509)       (787)
                                                         --------------------------------
              Net cash (required for) investing
              activities .............................    (20,685)    (21,894)    (15,889)
                                                         --------------------------------

Cash (Required For) Financing Activities:
   Purchase of common stock ..........................    (11,917)    (30,925)    (16,498)
   Cash dividends paid ...............................    (22,603)    (20,295)    (19,367)
   Proceeds from long-term borrowings ................        - -      20,000         - -
   Proceeds from short-term notes payable, net .......        - -      15,000         - -
   Principal payments on long-term borrowings ........    (26,209)    (45,069)    (26,667)
   Other .............................................      2,455       2,511       2,358
                                                         --------------------------------
              Net cash (required for) financing
              activities .............................    (58,274)    (58,778)    (60,174)
                                                         --------------------------------

              Net increase (decrease) in cash and cash
              equivalents ............................      8,584      (8,101)      1,712

Cash and cash equivalents:
   Beginning .........................................     10,683      18,784      17,072
                                                         --------------------------------
   Ending ............................................   $ 19,267    $ 10,683    $ 18,784
                                                         ================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE  OF  BUSINESS  AND  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company has two principal businesses: newspaper publishing and broadcasting. As of September 30, 1996, operating divisions and associated companies publish 19 daily newspapers and operate nine full service network affiliated television stations and seven satellite television stations.

Significant Accounting Policies:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

TEMPORARY   INVESTMENTS:   Temporary  investments  are  carried  at  cost  which
approximates fair value.

INVENTORIES: Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1996, 1995 and 1994 were less than replacement cost by $5,087,000, $4,896,000 and $2,985,000, respectively.

PROGRAM RIGHTS: Cost of program rights is stated at the lower of cost or estimated net realizable value. The total cost of the rights is recorded as an asset and a liability when the program becomes available for broadcast. Cost of program rights is charged to operations primarily on accelerated bases related to the usage of the program. The current portion of program rights represents those rights that will be amortized in the succeeding year.

INVESTMENTS:  Investments  in the  common  stock or  joint  venture  capital  of
associated   companies  are  reported  at  cost  plus  the  Company's  share  of undistributed earnings since acquisition, less amortization of intangibles.

Long-term  loans  to  associated   companies  are  included  in  investments  in
associated companies.

Other investments primarily consist of various securities held in trust under a deferred compensation arrangement. These investments are classified as trading securities and carried at fair value with gains and losses reported in the consolidated statements of income.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Equipment, except for newspaper presses and broadcast towers, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives in years are as follows:

                                                                 Years
                                                             --------------

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

The excess costs over fair value of net tangible assets include $21,510,000 incurred prior to October 31, 1970, which is not being amortized. Excess costs related to specialty publications are being amortized over a 10 to 15 year period. Intangibles, representing non-compete covenants, consulting agreements, customer lists, broadcast licenses and agreements and newspaper subscriber lists are being amortized over a period of 3 to 40 years. The remaining costs are being amortized over a period of 40 years. All intangibles are amortized by the straight-line method.

The Company reviews its intangibles and other long-lived assets annually to determine potential impairment. In performing the review, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized.

ADVERTISING COSTs: Advertising costs, which are not material, are expensed as incurred.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 2.  Discontinued Operations

On November 4, 1996 the Company signed a letter of intent to sell its graphic arts products subsidiary, NAPP Systems Inc. for approximately $55,000,000. It is anticipated that the closing will occur by January 17, 1997. The results for NAPP Systems Inc.'s operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheet as "net assets of discontinued operations" as of September 30, 1996.

Upon the signing of the letter of intent, the Company recorded an after tax charge of $15,948,000 which includes estimated earnings and dividends through the anticipated closing date.

Summary operating results of discontinued operations are as follows:

                                                  1996       1995      1994
                                                -----------------------------
                                                       (In Thousands)
Sales .......................................   $65,552    $59,448    $61,310
Costs and expenses ..........................    51,040     47,421     50,120
                                                -----------------------------
Income before income taxes ..................    14,512     12,027     11,190
Provision for income taxes ..................     6,787      5,800      5,473
                                                -----------------------------
              Income, net of tax ............     7,725      6,227      5,717
                                                -----------------------------
(Loss) on disposition before income taxes ...   (14,563)       - -        - -
Provision for income taxes ..................     1,385        - -        - -
                                                -----------------------------
              (Loss) on disposition .........   (15,948)       - -        - -
                                                -----------------------------
              Income (loss) from discontinued
              operations ....................   $(8,223)   $ 6,227   $  5,717
                                                =============================

Net assets of discontinued operations as of September 30, 1996 are as follows:

Accounts receivable, net ...........................         $9720
Inventories ........................................        12,606
Other ..............................................           206
Property and equipment, net ........................         4,996
Intangibles, net ...................................        52,777
                                                           -------
              Total ................................        80,305
                                                           -------
Accrued loss on disposal ...........................        14,563
Deferred income taxes ..............................         1,104
Other liabilities ..................................         6,683
Long-term debt .....................................         1,427
Deferred compensation ..............................           149
                                                           -------
                                                            23,926
                                                           -------
              Net assets of discontinued
              operations ...........................       $56,379
                                                           =======

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

On August 28, 1995, the Company acquired, for cash, 100% of the outstanding stock of SJL of Kansas Corp., the owner of two television stations in Wichita and Topeka, Kansas. The total acquisition cost was $51,100,000. The excess of the total acquisition cost, over the fair value of the net assets acquired, was $19,790,000.

The acquisition has been accounted for as a purchase, and results of operations of SJL of Kansas Corp. since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the years ended September 30, 1995 and 1994, as though 100% of the Journal-Star Printing Co. and SJL of Kansas Corp. had been acquired as of October 1, 1993, follows:

                                                         Year Ended September 30
                                                         -----------------------
                                                           1995         1994
                                                         -----------------------
                                                        (In Thousands Except Per
                                                              Share Data)

Operating revenue ............................           $412,600     $383,608
Income from continuing operations ............             52,004       46,931
Earnings per share, continuing operations ....               1.07         0.93

The  above  amounts  reflect   adjustments  for   amortization  of  intangibles,
additional depreciation on revalued purchased assets and imputed interest on borrowed funds.

The Company also acquired four specialty publications and a satellite television station in 1995 and two specialty publications in 1994.

The purchase price of business acquisitions was allocated as follows:

                                                                                  Year Ended
                                                                                 September 30,
                                                                              -------------------
                                                                                1995       1994
                                                                              -------------------
                                                                                 (In Thousands)
Noncash working capital acquired ..........................................   $  1,723    $   161
Property and equipment ....................................................     21,484        436
Intangibles ...............................................................    108,890      3,535
Other long-term assets ....................................................      6,370        - -
Debt assumed ..............................................................     (1,871)       - -
Issuance of note payable ..................................................     (2,315)       - -
Deferred items ............................................................    (22,682)       - -
Common stock issued .......................................................    (58,250)       - -
                                                                              -------------------
              Total cash purchase price ...................................     53,349      4,132
Less equity interest in cash balance at date of
   acquisition ............................................................    (11,740)       - -
                                                                              -------------------
                                                                              $ 41,609   $  4,132
                                                                              ===================

Note 4.  INVESTMENTS IN ASSOCIATED COMPANIES

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper publishing company operating in Madison, Wisconsin, Quality Information Systems, a direct marketing venture, and INN Partnership, LC, a venture providing internet assistance to newspapers. The Company had, until March 31, 1995 (see Note 3), an effective 50% ownership interest in Journal-Star Printing Co., a newspaper publishing company in Lincoln, Nebraska.

Summarized financial information of the associated companies is as follows:

   Combined Associates                                     1996         1995      1994
   -------------------------------------------------------------------------------------
                                                                  (In Thousands)
   ASSETS
Current assets .......................................... $ 23,470    $ 22,873  $ 35,895
Investments and other assets ............................    3,912       3,865    13,757
Property and equipment, net .............................    6,741       6,359    13,835
                                                          ------------------------------
                                                          $ 34,123    $ 33,097  $ 63,487
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ..................................... $ 11,778    $ 12,180  $ 17,839
Long-term debt ..........................................      515         590       615
Deferred items ..........................................      - -         - -     2,414
Stockholders' equity ....................................   21,830      20,327    42,619
                                                          ------------------------------
                                                          $ 34,123    $ 33,097  $ 63,487
                                                          ==============================

Revenue ................................................. $ 73,016    $ 85,421  $ 98,011
Income before depreciation, amortization, interest,
   and income taxes .....................................   23,663      27,159    33,454
Operating income ........................................   21,962      25,104    31,629
Net income ..............................................   14,016      16,076    20,353

Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                                1996          1995      1994
                                              --------------------------------
                                                        (In Thousands)
Share of:
   Stockholders' equity ............          $ 10,915      $ 10,164  $ 21,265
   Undistributed earnings ..........            10,574         9,946    19,508

Note 5.  DEBT

The Company has long-term obligations, net of current maturities, as follows:

                                                                   September 30,
                                                           ----------------------------
                                                             1996      1995      1994
                                                           ----------------------------

Insurance companies notes payable:
   Senior notes .........................................  $    - -  $    - -   $20,000
   Senior notes, effective rate of 9.92%,
      $25,000,000 due January 1998 and 1999 .............    50,000    50,000    75,000
Bank term loan ..........................................       - -    20,000       - -
Program contracts, noninterest bearing, due
   through 2000 .........................................     2,290     2,763     2,040
Other ...................................................       - -     2,748     1,601
                                                            ---------------------------
                                                            $52,290  $ 75,511   $98,641
                                                            ===========================

At September 30, 1996 the Company had $15,000,000 of borrowings under an unsecured line-of-credit agreement with a bank which terminates in July 1998. Interest rates float at rates specified in the agreement.

Aggregate maturities during the next four years are $43,213,000, $26,939,000, $25,337,000, and $14,000. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.


Note 6.  RETIREMENT AND COMPENSATION PLANS

Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $11,200,000 in 1996, $9,200,000 in 1995, and $10,200,000 in 1994.


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

Note 8.  Stock Option, Restricted Stock and Stock Purchase Plans

Stock option and restricted stock plans:

The Company has reserved 6,893,000 shares of common stock for issuance to key employees under incentive and nonstatutory stock option plans and a restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. Other pertinent information related to the stock option plans is as follows:


                                                       Number of Shares
                                                --------------------------------
                                                1996         1995         1994
                                                --------------------------------
                                                       (In Thousands)

Under option, beginning of year .........       2,220        2,406        2,556
   Granted ..............................         241          192          198
   Terminated and canceled ..............          (3)         (10)         (34)
   Exercised ............................        (179)        (368)        (314)
                                                -------------------------------
Under option, end of year ...............       2,279        2,220        2,406
                                                ===============================

Options exercisable, end of year ........       1,861        1,778        1,856
                                                ===============================

                                                         Average Price
                                                --------------------------------
                                                 1996        1995         1994
                                                --------------------------------

   Granted during the year                      $19.96      $16.66       $16.03
   Exercised during the year                     12.64       11.45        12.37
   Under option, end of year                     14.52       13.79        13.20

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. As of September 30, 1996, 130,000 shares of restricted stock were outstanding.

At September 30, 1996, 4,614,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan:

The Company has 1,494,000 additional shares of common stock available for issuance pursuant to a non-officer employee stock purchase plan. April 30, 1997 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant.

In 1996, 1995 and 1994 employees purchased 124,000, 109,000, and 120,000 shares, respectively, at a per share price of $15.26 in 1996, $14.90 in 1995 and $12.49 in 1994.

Note 9.  INCOME TAX MATTERS

Components of income tax expense consist of the following:

                                                       Year Ended September 30,
                                                       -------------------------
                                                        1996     1995     1994
                                                       -------------------------
                                                            (In Thousands)
Paid or payable on currently taxable income:
   Federal ..........................................  $32,965  $29,031  $27,846
   State ............................................    6,541    5,948    5,535
Net increase due to deferred income taxes ...........    2,698    1,796      650
                                                       -------------------------
                                                       $42,204 $ 36,775 $ 34,031
                                                       =========================

The total tax provision has been allocated to the following financial statement items:
                                                       Year Ended September 30,
                                                       -------------------------
                                                         1996    1995      1994
                                                       -------------------------
                                                            (In Thousands)

Income from continuing operations .................    $34,032  $30,975  $28,558
Discontinued operations:
   Income from discontinued operations ............      6,787    5,800    5,473
   Disposition of discontinued operations .........      1,385      - -      - -
                                                       -------------------------
                                                       $42,204  $36,775  $34,031
                                                       =========================

Income tax expense for the years ended September 30, 1996, 1995, and 1994 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                          % of Pre-Tax Income
                                                         -----------------------
                                                         1996     1995     1994
                                                         -----------------------

Computed "expected" income tax expense ..............    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit ......     4.4      4.4      4.2
Net income of associated companies taxed at dividend
   rates ............................................    (2.5)    (3.1)    (4.3)
Goodwill amortization ...............................     2.0      1.7      1.8
Other ...............................................    (0.1)    (0.8)     2.1
                                                         -----------------------
                                                         38.8%    37.2%    38.8%
                                                         =======================

Foreign taxes are not material.

Net deferred tax liabilities consist of the following components as of September 30, 1996, 1995 and 1994:

                                                             1996      1995    1994
                                                           -------------------------
                                                                (In Thousands)
Deferred tax liabilities:
   Property and equipment ...............................  $ 9,054  $ 8,607  $ 3,429
   Equity in undistributed earnings of affiliates .......      897      883    1,676
   Deferred gain on sale of broadcast properties ........    3,308    3,308    3,308
   Identifiable intangible assets .......................   32,409   36,179   19,686
   Other ................................................    2,657    2,303      - -
                                                           -------------------------
                                                            48,325   51,280   28,099
                                                           -------------------------
Deferred tax assets:
   Accrued compensation .................................    7,290    7,501    7,525
   Receivable allowance .................................    1,774    1,550    1,746
   Loss carryforwards acquired ..........................    9,147   10,544      784
   Capital loss carryforward ............................    5,752
   Other ................................................    2,155    2,654    3,084
                                                           -------------------------
                                                            26,118   22,249   13,139
   Less, valuation allowance ............................   12,652   10,263      - -
                                                           -------------------------
                                                            13,466   11,986   13,139
                                                           -------------------------
                                                           $34,859  $39,294  $14,960
                                                           =========================

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1996, 1995, and 1994 as follows:

                                                     1996      1995      1994
                                                   -----------------------------
                                                          (In Thousands)

Current assets ..................................  $  5,925  $  5,923  $  6,419
Noncurrent liabilities ..........................   (40,784)  (45,217)  (21,379)
                                                   ----------------------------
                                                   $(34,859) $(39,294) $(14,960)
                                                   ============================

The Company provided a valuation allowance of $5,752,000 during 1996, due to limitations imposed by the tax laws on the Company's ability to realize the benefit of the capital loss carryforward related to the disposal of NAPP Systems Inc. In addition, as a result of the operations of SJL of Kansas Corp. (SJL) management has determined that the valuation allowance related to the acquired operating loss carryforward should be reduced to $6,900,000 from the original reserve of $10,263,000 with a corresponding $3,363,000 reduction to goodwill. As of September 30, 1996 the SJL net operating loss carryforward was approximately $23,000,000 and will expire in varying amounts from 1999 to 2010. During 1994, as a result of changes in the operations of New Mexico Broadcasting Company, Inc. management has determined that it is more likely than not that the Company's remaining net operating losses will be utilized and, accordingly, reduced the valuation allowance that it had previously established by $1,703,000 with a corresponding reduction in goodwill. The Company changed its estimate of the tax basis of acquired intangibles and reduced goodwill by $5,877,000 during the year ended September 30, 1994.

Note 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary investments, receivables, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments is as follows: $6,386,000 of debt and equity securities in a deferred compensation trust are carried at fair value based upon quoted market prices and $4,282,000 of equity securities, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

                Carrying
                  Amount      Fair Value
                ------------------------
                     (In Thousands)
September 30:
  1996          $ 95,503      $ 97,672
  1995           123,489       127,723
  1994           130,532       134,130


Note 11.  LINE OF BUSINESS INFORMATION

                                                              Year Ended September 30,
                                                           -------------------------------
                                                             1996        1995       1994
                                                           -------------------------------
                                                                     (In Thousands)
Revenue:
   Newspapers:
      Wholly-owned properties ..........................    $302,564   $274,877   $241,079
      Equity in net income of associated companies .....       7,008      8,277     10,162
   Broadcasting ........................................     117,797    100,586     90,000
                                                           -------------------------------
              Total revenue ............................   $ 427,369   $383,740   $341,241
                                                           ===============================

Operating income:
   Newspapers ..........................................   $ 82,695    $ 76,643   $ 76,043
   Broadcasting ........................................     22,953      26,934     21,494
   Corporate and other .................................    (10,907)    (12,172)   (13,250)
                                                           -------------------------------
              Total operating income ...................   $ 94,741    $ 91,405   $ 84,287
                                                           ===============================

Identifiable assets:
   Newspapers ..........................................   $226,097    $229,765   $174,695
   Broadcasting ........................................    198,441     211,652    139,401
   Graphic arts ........................................        - -      87,880     88,225
   Corporate ...........................................     46,499      30,632     72,380
   Discontinued operations .............................     56,379         - -        - -
                                                           -------------------------------
              Total identifiable assets ................   $527,416    $559,929   $474,701
                                                           ===============================

                                                   Year Ended September 30,
                                                 -----------------------------
                                                  1996        1995      1994
                                                 -----------------------------
                                                        (In Thousands)
Depreciation:
   Newspapers .................................  $ 8,063   $  7,041  $  5,645
   Broadcasting ...............................    7,309      4,388     3,917
   Corporate ..................................      864        536       504
                                                 ----------------------------
              Total depreciation ..............  $ 16,236  $ 11,965  $ 10,066
                                                 ============================

Amortization of intangibles:
   Newspapers .................................  $  6,505  $  5,746  $  5,177
   Broadcasting ...............................     5,058     3,755     3,661
                                                 ----------------------------
              Total amortization of intangibles  $ 11,563  $  9,501  $  8,838
                                                 ============================

Capital expenditures:
   Newspapers .................................  $ 11,018  $  9,875  $ 12,993
   Broadcasting ...............................     6,948     7,141     4,298
   Graphic arts (discontinued operations) .....       290        63       170
   Corporate ..................................       540       356       150
                                                 ----------------------------
              Total capital expenditures ......  $ 18,796  $ 17,435  $ 17,611
                                                 ============================


Note 12.  OTHER INFORMATION

Balance sheet information:

Inventories consist of the following:

                                                            September 30,
                                                      -------------------------
                                                        1996     1995     1994
                                                      -------------------------
                                                            (In Thousands)

Newsprint ..........................................  $ 3,668  $ 3,634  $ 2,343
Graphic arts products:
   Raw material ....................................      - -    7,554    5,684
   Finished goods ..................................      - -    7,167    5,120
                                                      -------------------------
                                                      $ 3,668  $18,355  $13,147
                                                      =========================

   Program rights and other consist of the following:

                                                             September 30,
                                                       -------------------------
                                                         1996    1995     1994
                                                       -------------------------
                                                             (In Thousands)

Program rights .....................................   $ 6,577  $ 6,793  $ 6,278
Deferred income taxes ..............................     5,925    5,923    6,419
Other ..............................................     4,681    3,971    3,881
                                                       ------------------------
                                                       $17,183  $16,687  $16,578
                                                       =========================

Intangibles consist of the following:

                                                           September 30,
                                                    ----------------------------
                                                      1996      1995      1994
                                                    ----------------------------
                                                           (In Thousands)

Goodwill .........................................  $194,746  $268,945  $206,525
Less, accumulated amortization ...................    50,240    64,185    56,631
                                                    ----------------------------
                                                     144,506   204,760   149,894
                                                    ----------------------------

Covenants and consulting agreements ..............    25,739    25,739    25,315
Less, accumulated amortization ...................    18,859    15,811    13,543
                                                    ----------------------------
                                                       6,880     9,928    11,772
                                                    ----------------------------

Customer lists, broadcasting licenses and
   agreements and newspaper subscriber lists .....   116,472   124,472    79,432
Less, accumulated amortization ...................    21,797    18,146    15,465
                                                    ----------------------------
                                                      94,675   106,326    63,967
                                                    ----------------------------
                                                    $246,061  $321,014  $225,633
                                                    ============================

Compensation and other accruals consist of the following:


                                                            September 30,
                                                      -------------------------
                                                        1996    1995      1994
                                                      -------------------------
                                                           (In Thousands)

Compensation .......................................  $ 8,156  $10,355  $ 9,684
Deferred compensation, current portion .............       96    1,394    1,567
Vacation pay .......................................    3,946    4,824    3,892
Retirement and stock purchase plans ................    2,930    2,941    2,769
Interest ...........................................    1,429    1,834    2,365
Other ..............................................    3,862    7,083    6,246
                                                      -------------------------
                                                      $20,419  $28,431  $26,523
                                                      =========================

Cash flows information:

                                                       Year Ended September 30,
                                                       -------------------------
                                                         1996     1995    1994
                                                       -------------------------
                                                            (In Thousands)

Cash payments for:
   Interest ........................................   $10,052  $12,433  $14,042
                                                       =========================

   Income taxes ....................................   $41,021  $45,294  $31,218
                                                       =========================

Program rights were acquired by issuing
   long-term contracts as follows ..................   $ 7,700  $ 6,000  $ 3,600
                                                       =========================

Issuance of restricted common stock, net ...........   $   590  $   334  $   452
                                                       =========================
Change in tax contingency estimates:
   Reduction in goodwill ...........................   $ 3,363  $   - -  $ 7,580
                                                       =========================

   Reduction in:
      Deferred income taxes ........................   $ 3,363  $   - -  $ 5,801
      Income taxes payable .........................       - -      - -    1,779
                                                       -------------------------
                                                       $ 3,363  $   - -  $ 7,580
                                                       =========================

Change in purchase accounting estimates:
   Reduction in identified intangibles .............   $ 8,000  $   - -  $   - -
   Additional long-term debt .......................        16      - -      - -
                                                       -------------------------
                                                       $ 8,016  $   - -  $   - -
                                                       =========================

   Reduction in deferred income taxes ..............   $ 2,666  $   - -  $   - -
   Increase in goodwill ............................     4,085      - -      - -
   Increase in other long-term assets ..............     1,265      - -      - -
                                                       -------------------------
                                                       $ 8,016  $   - -  $   - -
                                                       =========================

                               SUPPLEMENTARY DATA
                          QUARTERLY RESULTS (UNAUDITED)

                                                                        4th      3rd     2nd       1st
                                                                      -----------------------------------
                                                                      (In Thousands Except Per Share Data)
1996 Quarter:
   Operating revenue ..........................................       $107,129 $109,499 $ 99,960 $110,781
                                                                      ===================================

   Income from continuing operations ..........................       $ 14,513 $ 15,381 $  9,084 $ 14,692
   Income (loss) from discontinued
      operations ..............................................        (12,856)   1,664    1,721    1,248
                                                                      -----------------------------------
              Net income ......................................       $  1,657 $ 17,045 $ 10,805 $ 15,940
                                                                      ===================================

   Earnings per common and common equivalent share:
      Income from continuing operations .......................       $   0.30 $   0.32 $   0.19 $   0.30
      Income (loss) from discontinued
        operations ............................................           0.27)    0.03     0.04     0.03
                                                                      -----------------------------------
              Net income ......................................       $   0.03 $   0.35 $   0.23 $   0.33
                                                                      ===================================

1995 Quarter:
   Operating revenue ..........................................       $ 99,150 $101,313 $ 84,849 $ 98,428
                                                                      ===================================

   Income from continuing operations ..........................       $ 11,925 $ 14,315 $  9,941 $ 16,051
   Income from discontinued operations ........................          2,157    2,120    1,175      775
                                                                      -----------------------------------
              Net income ......................................       $ 14,082 $ 16,435 $ 11,116 $ 16,826
                                                                      ===================================

   Earnings per common and common equivalent share:
      Income from continuing operations .......................       $   0.25 $   0.30 $   0.22 $   0.35
      Income from discontinued operations .....................           0.04     0.04     0.03     0.02
                                                                      -----------------------------------
              Net income ......................................       $   0.29 $   0.34 $   0.25 $   0.37
                                                                      ===================================

1994 Quarter:
   Operating revenue ..........................................       $ 87,558 $ 87,624 $ 79,531 $ 86,528
                                                                      ===================================

   Income from continuing operations ..........................       $ 12,800 $ 12,394 $  8,044 $ 11,899
   Income from discontinued operations ........................            806    1,973    1,520    1,418
                                                                      -----------------------------------
              Net income ......................................       $ 13,606 $ 14,367 $  9,564 $ 13,317
                                                                      ===================================

   Earnings per common and common equivalent share:
      Income from continuing operations .......................       $   0.27 $   0.27 $   0.17 $   0.25
      Income from discontinued operations .....................           0.02     0.04     0.03     0.03
                                                                      -----------------------------------
              Net income ......................................       $   0.29 $   0.31 $   0.20 $   0.28
                                                                      ===================================


Item 9.   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure

              Not applicable.


                                    PART III

The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K
                                                                    Page Number

  (a)  1.     Financial Statements

              Independent Auditor's Report  and Consent

              Financial Statements

                 Consolidated balance sheets as of September 30,
                    1996, 1995 and 1994
                 Consolidated statements of income years ended
                    September 30, 1996, 1995 and 1994
                 Consolidated statements of stockholders' equity
                    years ended September 30, 1996, 1995 and 1994
                 Consolidated statements of cash flows years
                    ended September 30, 1996, 1995 and 1994
                 Notes to consolidated financial statements

  (a)  2.     Financial statements schedule

              Schedule

                 XII      -  Valuation  and  qualifying   accounts  years  ended
                             September 30, 1996, 1995 and 1994

                 All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

  (a)  3.     Exhibits (listed by numbers corresponding to the
                 Exhibit Table of Item 601 in Regulation S-K).

              11  Computation of earnings per share years ended
                    September 30, 1996, 1995 and 1994
              21   Subsidiaries
              24   Power of Attorney
              27   Financial Data Schedule

  (b) No reports on Form 8-K were filed for the three months ended September 30, 1996:

                                    * * * * *

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1991) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-56652 (filed June 17, 1976), 2-58393 (filed March 11, 1977), 2-77121 (filed April 22, 1982), 33-19725 (filed
        January  20,  1988),  33-46708  (filed  March 31,  1992),  333-6435  and
        333-6433 (filed June 20, 1996).

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

                          INDEPENDENT AUDITOR'S REPORT
                                   AND CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1996, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1996, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

In our opinion, schedules included in this Annual Report on Form 10-K for the year ended September 30, 1996, present fairly the information set forth therein, in conformity with generally accepted accounting principles.

We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 2-56652, No. 2-77121, No. 2-58393, No. 33-19725, No. 33-46708
No. 333-6435 and No. 333-6433  and in  the   related   Prospectuses   of  our
report   dated   November   4,  1996 with  respect  to  the  financial
statements of Lee Enterprises, Incorporated, incorporated by reference and the schedule included in this Annual Report on Form 10-K for the year ended September 30, 1996 and to the reference to us under the heading "Experts" in such Prospectuses.



                                             /s/ McGladrey & Pullen, LLP


Davenport, Iowa
November 4, 1996

                          LEE ENTERPRISES, INCORPORATED
                          AND WHOLLY-OWNED SUBSIDIARIES

                SCHEDULE XII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                             Column A   Column B   Column C  Column D   Column E
                                                                               (1)
                                             Balance
                                                At      Additions  Charged   Deduction   Balance
                                             Beginning   Charged   To Other     From    At Close
          Description                        Of Period  To Income  Accounts   Reserves  Of Period
-------------------------------------------------------------------------------------------------
Allowance for doubtful
   accounts:
   For the year ended
      September 30, 1996 ....................  $4,100    $2,560   $ (375)(3)  $2,285      $4,000

   For the year ended
      September 30, 1995 ....................   4,100     1,525      408       1,933       4,100

   For the year ended
      September 30, 1994 ....................   3,400     2,200      - -       1,500       4,100

(1) Represents accounts written off as uncollectible, net of recoveries which are immaterial.

(2) Balance upon consolidation of Journal-Star Printing Company's 49.75% previously owned and acquisition of 50.25% interest and acquisition of SJL of Kansas, Corp.

(3)  Balance upon disposal of NAPP Systems Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 27, 1996                       LEE ENTERPRISES, INCORPORATED

/s/ Richard D. Gottlieb                      /s/ Larry L. Bloom
-------------------------------              -----------------------------
Richard D. Gottlieb, President               Larry L. Bloom,
   Chief Executive Officer, and              Vice-President of Finance,
   Director                                  Treasurer and Chief Financial
                                             Officer

                                             /s/ G. C. Wahlig
                                             ------------------------------
                                             G. C. Wahlig,
                                             Principal Accounting Officer

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1996 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      Signature                   Title                               Date

/s/ Lloyd G. Schermer         Chairman of the
Lloyd G. Schermer             Board of Directors               November 13, 1996

/s/ J. P. Guerin
J. P. Guerin                       Director                    November 13, 1996

/s/ Phyllis Sewell
Phyllis Sewell                     Director                    November 13, 1996

/s/ Mark Vittert
Mark Vittert                       Director                    November 13, 1996

/s/ Ronald L. Rickman
Ronald L. Rickman                  Director                    November 13, 1996

/s/ Richard W. Sonnenfeldt
Richard W. Sonnenfeldt             Director                    November 13, 1996


/s/ Rance E. Crain
Rance E. Crain                     Director                    November 13, 1996

/s/ Charles E. Rickershauser, Jr.
Charles E. Rickershauser, Jr.      Director                    November 13, 1996

/s/ Andrew E. Newman
Andrew E. Newman                   Director                    November 13, 1996