Form 10-K/A
period 1996-09-30
LEE ENTERPRISES INC
filed 1996-12-27
CIK 58361

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

  Title of Class
--------------------

Class B Common Stock              $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 2, 1996. Common Stock and Class B Common Stock, $2.00 par value: $1,802,000.

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

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates.* Preprint revenue was flat in 1996 due to cutbacks by advertisers during the 1995 holiday season, increased $1,839,000 (5.4%) in 1995, and $1,774,000 (5.5%) in 1994 primarily as a result of increases in volume.

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

Corporate costs in 1997 are expected to increase by approximately $3,000,000 as a result of increased marketing costs and the enhancement of computer software.* Incentive compensation varies based upon operating results.*


INTEREST EXPENSE

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

INCOME TAXES

Income taxes were 38.8% of pretax income in 1996, 37.2% in 1995, and 39.0% in 1994. In 1995 the effective tax rate was decreased by .9% as a result of the elimination of the deferred income taxes related to the undistributed income of the 49.75% interest in JSPC. The effective tax rate for 1997 is expected to be approximately 39%.*

DISCONTINUED OPERATIONS

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

Capital expenditures for new and improved facilities and equipment are expected to be about $18,500,000 in 1997.* The Company anticipates that funds
necessary for  capital   expenditures  and  other  requirements  will  be
available  from internally generated funds.*

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 13 cents per share, an annual rate of 52 cents.

During the fiscal year ended September 30, 1996, the Company paid dividends of $22,603,000 or 42.1% of year's earnings from continuing operations. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under long-term obligations are not considered restrictive to payment of dividends.* Lee common stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee common stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

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

Note 8.  STOCK OPTIONS, RESTRICTED STOCK AND STOCK PURCHASE PLANS

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