Form 10-Q
period 1996-12-31
LEE ENTERPRISES INC
filed 1997-02-14
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]   Quarterly Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For Quarter Ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


               Class                            Outstanding At December 31, 1996

Common Stock, $2.00 par value                                34,280,223
Class "B" Common Stock, $2.00 par value                      12,410,236

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

                                                               1996       1995
--------------------------------------------------------------------------------
Three Months Ended December 31:                                  (Unaudited)
   Operating revenue:
      Newspaper:
        Advertising .................................         $48,293   $45,201
        Circulation .................................          20,194    20,184
        Other .......................................          13,888    13,134
      Broadcasting ..................................          35,381    30,341
      Equity in net income of associated companies ..           1,912     1,921
                                                              -----------------
                                                              119,668   110,781
                                                              -----------------

Operating expenses:
   Compensation costs ...............................         41,323     38,614
   Newsprint and ink ................................          7,964     10,215
   Depreciation .....................................          3,981      3,773
   Amortization of intangibles ......................          2,703      2,838
   Other ............................................         31,285     29,278
                                                             ------------------
                                                              87,256     84,718
                                                             ------------------

              Operating income .....................          32,412     26,063
                                                             ------------------

Financial (income) expense, net
   Financial (income) ..............................            (544)      (527)
   Financial expense ...............................           1,742      2,555
                                                             ------------------
                                                               1,198      2,028
                                                             ------------------

              Income from continuing operations
              before taxes on income ................         31,214     24,035
Income taxes ........................................         12,106      9,343
                                                             ------------------
              Income from continuing operations .....         19,108     14,692
Income from discontinued operations, net of income
   tax effect .......................................            - -      1,248
                                                             ------------------
              Net income ............................        $19,108    $15,940
                                                             ------------------

Weighted average number of shares ...................         47,820     48,297
                                                             ==================

Earnings per share:
   Income from continuing operations ................        $  0.40    $  0.30
   Income from discontinued operations ..............            - -       0.03
                                                             ------------------
                                                             $  0.40    $  0.33
                                                             ------------------

Dividends per share .................................        $  0.13 $     0.12
                                                             ==================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                  December 31,     September 30,
ASSETS                                               1996              1996
--------------------------------------------------------------------------------
                                                           (Unaudited)

Cash and cash equivalents ....................     $ 30,590           $ 19,267
Accounts receivable, net .....................       57,235             50,211
Newsprint inventory ..........................        1,441              3,668
Program rights and other .....................       14,695             17,183
Net assets of discontinued operations ........       55,496             56,379
                                                   ---------------------------
              Total current assets ...........      159,457            146,708

Investments ..................................       22,187             22,156
Property and equipment, net ..................      105,026            104,705
Intangibles and other assets .................      251,243            253,847
                                                   ---------------------------
                                                   $537,913           $527,416
                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ........................       $103,387           $ 97,777
Long-term debt, less current maturities ....         52,103             52,290
Deferred items .............................         53,067             52,395
Stockholders' equity .......................        329,356            324,954
                                                   ---------------------------
                                                   $537,913           $527,416
                                                   ===========================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Three Months Ended December 31:                                1996       1995
--------------------------------------------------------------------------------
                                                                 (Unaudited)
Cash Provided by Operations:
   Net income ............................................    $19,108   $15,940
   Adjustments to reconcile net income to net cash
      provided by operations:
      Depreciation and amortization ......................      7,743     7,720
      Distributions in excess of current earnings of
        associated companies .............................      1,844     1,953
      Other balance sheet changes ........................     11,109      (395)
                                                              ------------------
              Net cash provided by operations ............     39,804    25,218
                                                              ------------------

Cash (Required for) Investing Activities:
   Purchase of temporary investments .....................        - -      (200)
   Proceeds from maturities of temporary investments .....        - -       200
   Purchase of property and equipment ....................     (4,302)   (4,346)
   Other .................................................       (437)     (931)
                                                              ------------------
              Net cash (required for) investing activities     (4,739)   (5,277)
                                                              ------------------

Cash (Required for) Financing Activities:
   Purchase of Lee Common Stock ..........................     (9,115)     (868)
   Payments on short-term notes payable ..................    (15,000)      - -
   Other .................................................        373       151
                                                              ------------------
              Net cash (required for) financing activities    (23,742)     (717)
                                                              ------------------

              Net increase in cash and cash equivalents ..     11,323    19,224

Cash and cash equivalents:
   Beginning .............................................     19,267    10,683
                                                              -----------------
   Ending ................................................    $30,590   $29,907
                                                              =================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1996 and the results of operations and cash flows for the three-month periods ended December 31, 1996 and 1995.


Note 2.  Investment in Associated Companies

Condensed operating results of unconsolidated associated companies are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                           ----------------
                                                             1996    1995
                                                           ----------------
                                                            (In Thousands)
                                                              (Unaudited)

Revenues ...............................................   $19,777  $19,291
Operating expenses, except depreciation and amortization    13,190   12,727
Depreciation and amortization ..........................       501      460
Operating income .......................................     6,086    6,104
Financial income .......................................       317      308
Income before income taxes .............................     6,403    6,412
Income taxes ...........................................     2,578    2,569
Net income .............................................     3,825    3,843

a.  Madison Newspapers, Inc. (50% owned)
b.  Quality Information Systems (50% owned)
c.  INN Partnership, LC (an effective 50% owned)


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                              Three Months Ended
                                                                  December 31,
                                                              ------------------
                                                                1996       1995
                                                              ------------------
                                                                 (In Thousands)
                                                                  (Unaudited)

(Increase) in receivables ................................    $(8,663)  $(8,151)
Decrease in inventories, film rights and other ...........      4,355     1,969
Increase (decrease) in accounts payable, accrued expenses
   and unearned income ...................................      5,161    (4,209)
Increase in income taxes payable .........................     11,085     9,265
Other ....................................................       (829)      731
                                                              -----------------
                                                              $11,109   $  (395)
                                                              =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:

                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                               1996       1995
                                                             -------------------
                                                             (Dollar Amounts in
                                                              Thousands, Except
                                                               Per Share Data)

Revenue .................................................   $119,668    $110,781
   Percent change .......................................       8.0%

Income before depreciation and amortization, interest and
   taxes (EBITDA) .......................................     39,096    32,674
   Percent change .......................................      19.7%

Operating income ........................................     32,412    26,063
   Percent change .......................................      24.4%

Income from continuing operations .......................     19,108    14,692
   Percent change .......................................      30.1%

Net income ..............................................     19,108    15,940
   Percent change .......................................      19.9%

Earnings per share:
   Income from continuing operations ....................       0.40      0.30
      Percent change ....................................      33.3%
   Net income ...........................................       0.40      0.33
      Percent change ....................................      21.2%

Operations by line of business are as follows:

                                                            Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                              1996      1995
                                                           ---------------------
                                                              (In Thousands)

Revenue:
   Newspapers ..........................................   $ 84,287  $ 80,440
   Broadcasting ........................................     35,381    30,341
                                                           ------------------
                                                           $119,668  $110,781
                                                           ==================

Income before depreciation and amortization, interest,
   and taxes (EBITDA):
   Newspapers ..........................................   $ 30,119  $ 26,151
   Broadcasting ........................................     12,925     9,878
   Corporate ...........................................     (3,948)   (3,355)
                                                           ------------------
                                                           $ 39,096  $ 32,674
                                                           ==================

Operating income:
   Newspapers ..........................................   $ 26,387  $ 22,601
   Broadcasting ........................................     10,122     6,951
   Corporate and other .................................     (4,097)   (3,489)
                                                           ------------------
                                                           $ 32,412  $ 26,063
                                                           ==================

Capital expenditures:
   Newspaper ...........................................   $  1,567  $  2,013
   Broadcasting ........................................      2,528     2,061
   Graphic arts ........................................        - -       227
   Corporate ...........................................        207        45
                                                           ------------------
                                                           $  4,302  $  4,346
                                                           ==================

There were no significant non-recurring items during the quarter.

NEWSPAPERS

Wholly-owned daily newspaper advertising revenue increased $3,092,000, 6.8%. Advertising revenue from local merchants increased $1,907,000, 6.7%. Local "run-of-press" advertising increased $1,756,000, 9.1%, as a result of higher average rates and a 4.0% increase in advertising inches. The period between Thanksgiving and Christmas was shorter than normal and merchants increased their advertising to stimulate sales. Local preprint revenue increased $151,000, 1.7%. Classified advertising revenue increased $1,005,000, 8.0%, as a result of higher averages rates and a 4.3% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue increased $10,000, 0.1%, as a result of higher rates which offset a 2.4% decrease in volume. Other revenue at daily newspapers increased $495,000, 6.0%, primarily as a result of increases in commercial printing and other non-traditional products and services.

Wholly-owned daily newspaper compensation expense increased $1,231,000, 5.2%, due primarily to increases in average compensation. Newsprint and ink costs decreased $2,251,000, (22.0%), due to lower newsprint prices. Newsprint prices remain below prior year levels; however, newsprint suppliers have announced their intention to increase prices in the second quarter of the fiscal year. Based on present market conditions, we anticipate prices to remain below prior year levels for the balance of the fiscal year but price increases are probable in the future. Other operating expenses exclusive of depreciation and amortization increased $702,000, 4.4%.

Revenues from weekly newspapers, shoppers, and specialty publications increased $259,000, 5.0%. Operating income decreased $52,000, (26.0%), due to higher than anticipated costs of specialty publications.


BROADCASTING

Revenue for the quarter increased $5,040,000, 16.6%, as political advertising increased $4,273,000, 391.5%, and local/regional/national advertising increased $340,000, 1.3%. Production revenue increased $390,000, 34.5%, primarily due to increased corporate/studio business at MIRA Creative Group in Portland, Oregon. Advertising revenue growth may be adversely affected in the balance of the fiscal year due to limited political advertising which category amounted to approximately $5,000,000 in the last nine months of fiscal 1996. We are also affected, but less significantly, by the loss of Olympic advertising as NBC affiliate revenue accounts for only 30% of our broadcast revenue.

Compensation costs increased $1,197,000, 10.5%, due to a 4.4% increase in the number of hours worked and an increase in the average hourly rates. Programming costs for the quarter decreased $476,000, (19.1%), primarily due to decreased amortization from programs amortized on an accelerated basis. Other operating expenses exclusive of depreciation and amortization increased $1,270,000, 19.2%, primarily due to increased audience promotion for the November ratings period, and outside services.


CORPORATE COSTS

Corporate costs increased by $608,000, 17.4%, as a result of increased marketing costs, the enhancement of computer software, and relocation costs.

FINANCIAL EXPENSE AND INCOME TAXES

Interest expense was reduced due to payments on long-term debt, along with payment of short-term borrowings used to finance the acquisition of SJL of Kansas Corp.

Income taxes were 38.8% and 38.9% of pre-tax income for the quarters ended December 31, 1996 and 1995, respectively.


DISCONTINUED OPERATIONS

On November 4, 1996 the Company signed a letter of intent to sell its graphic arts products subsidiary, NAPP Systems Inc. for approximately $55,000,000. The closing occurred on January 17, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $39,804,000 for the quarter. Available cash balances, cash flow from operations and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.


SAFE HARBOR STATEMENT

This report contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important economic, political, and technological factors which, among others, could cause the actual results or events to differ materially from those set forth or implied by the forward-looking statements or assumptions.

Such factors include the following: (i) changes in the current and future business environment, including interest rates and capital and consumer spending; (ii) prices for newsprint products; (iii) the availability of quality broadcast programming at competitive prices; (iv) the quality and ratings of network over-the-air broadcast programs; and (v) legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K.

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


            (a)  Exhibits:

                 Exhibit "A" - Computation of Earnings Per Share

            (b) The following report on Form 8-K was filed during the three months ended December 31, 1996.

                 Date of Report:  November 4, 1996

                 Item 5: Announce that a letter of intent was executed for the disposition by Lee Enterprises, Incorporated of its graphic arts products subsidiary, NAPP Systems Inc. to Polyfibron Technologies, Inc.

                 Financial statements filed:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEE ENTERPRISES, INCORPORATED



/s/ G.C. Wahlig                                   January 30, 1997
-------------------------------------             ------------------------------
G.C. Wahlig, Chief Accounting Officer             Date