Form 10-Q
period 1997-03-31
LEE ENTERPRISES INC
filed 1997-05-12
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[ x ]     Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For Quarter Ended March 31, 1997
                       OR
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                                 Outstanding at March 31, 1997

Common stock, $2.00 par value                                34,110,498
Class "B" Common Stock, $2.00 par value                      12,341,995

                          PART I. FINANCIAL INFORMATION
Item. 1.
                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                            Three Months Ended       Six Months Ended
                                                 March 31,               March 31,
                                            -------------------    --------------------
                                              1997       1996        1997        1996
                                            -------------------    --------------------

Operating revenue:
   Newspaper:
      Advertising ......................   $ 40,035    $ 37,617    $ 88,328    $ 82,818
      Circulation ......................     19,826      19,767      40,020      39,951
      Other ............................     14,306      14,127      28,194      27,260
   Broadcasting ........................     26,039      27,188      61,420      57,529
   Equity in net income of associated
      companies ........................      1,581       1,261       3,493       3,183
                                           --------------------------------------------
                                            101,787      99,960     221,455     210,741
                                           --------------------------------------------
Operating expenses:
   Compensation costs ..................     40,466      38,484      81,789      77,098
   Newsprint and ink ...................      6,936      10,023      14,900      20,238
   Depreciation ........................      3,974       3,834       7,955       7,607
   Amortization of intangibles .........      2,702       2,989       5,405       5,827
   Other ...............................     28,709      27,653      59,994      56,970
                                           --------------------------------------------
                                             82,787      82,983     170,043     167,740
                                           --------------------------------------------

          Operating income .............     19,000      16,977      51,412      43,001
                                           --------------------------------------------
Financial (income) expenses, net
   Financial (income) ..................     (1,454)       (561)     (1,998)     (1,088)
   Financial expense ...................      2,027       2,433       3,769       4,988
                                           --------------------------------------------
                                                573       1,872       1,771       3,900
                                           --------------------------------------------
          Income from continuing
          operations before taxes on
          income .......................     18,427      15,105      49,641      39,101
Income taxes ...........................      7,187       6,021      19,293      15,325
                                           --------------------------------------------

          Income from continuing
          operations ...................     11,240       9,084      30,348      23,776
Income from discontinued operations, net
   of income tax effect ................      1,000       1,721       1,000       2,969
                                           --------------------------------------------
          Net income ...................   $ 12,240    $ 10,805    $ 31,348    $ 26,745
                                           ============================================

Weighted average number of
   shares ..............................     47,407      47,780      47,617      48,063
                                          =============================================
Earnings per share:
   Income from continuing operations ...  $    0.24    $   0.19    $   0.64    $   0.49
   Income from discontinuing operations        0.02        0.04        0.02        0.07
                                          ---------------------------------------------
          Net income ...................  $    0.26    $   0.23    $   0.66    $   0.56
                                          =============================================

Dividends per share ....................  $    0.13    $   0.12    $   0.26    $   0.24
                                          =============================================

                         LEE ENTERPRISES, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                               March 31, September 30,
ASSETS                                                                          1997         1996
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ..................................................  $ 62,515     $ 19,267
Accounts receivable, net ...................................................    50,630       50,211
Newsprint inventory ........................................................     2,583        3,668
Program rights and other ...................................................    12,408       17,183
Net assets of discontinued operations ......................................       992       56,379
                                                                              ---------------------
          Total current assets .............................................   129,128      146,708

Investments ................................................................    22,890       22,156
Property and equipment, net ................................................   104,404      104,705
Intangibles and other assets ...............................................   248,959      253,847
                                                                              ---------------------
                                                                              $505,381     $527,416
                                                                              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------

Current liabilities ........................................................  $ 96,395     $ 97,777
Long-term debt, less current maturities ....................................    27,117       52,290
Deferred items .............................................................    53,164       52,395
Stockholders' equity .......................................................   328,705      324,954
                                                                              ---------------------
                                                                              $505,381     $527,416
                                                                              =====================

                         LEE ENTERPRISES, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       1997      1996
----------------------------------------------------------------------------------------
Six Months Ended March 31:
   Cash Provided by Operations:
      Net income ..................................................  $ 31,348   $ 26,745
      Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization .............................    14,637     15,644
        Distributions in excess of earnings of associated companies     1,643      1,425
        Adjustment of estimated loss on disposition of discontinued
           operations .............................................    (1,000)
        Other balance sheet changes ...............................     7,122     (8,218)
                                                                     -------------------
          Net cash provided by operations .........................    53,750     35,596
                                                                     -------------------

   Cash Provided by (Required For) Investing Activities:
      Purchase of temporary investments ...........................       - -       (200)
      Proceeds from maturities of temporary investments ...........       - -        200
      Purchase of property and equipment ..........................    (7,727)    (8,959)
      Proceeds from sale of subsidiary ............................    55,000
      Other .......................................................      (939)    (1,181)
                                                                     -------------------
          Net cash provided by (required for) investing activities     46,334    (10,140)
                                                                     -------------------

   Cash (Required For) Financing Activities:
      Purchase of common stock ....................................   (16,833)    (9,959)
      Cash dividends paid .........................................    (6,104)    (5,680)
      Proceeds from long-term borrowings ..........................       - -     15,000
      Payment of debt .............................................   (35,000)   (25,058)
      Other .......................................................     1,101        175
                                                                     -------------------
          Net cash (required for) financing activities ............   (56,836)   (25,522)
                                                                     -------------------

          Net increase (decrease) in cash and cash equivalents ....    43,248        (66)

   Cash and cash equivalents:
      Beginning ...................................................    19,267     10,683
                                                                     -------------------

      Ending ......................................................  $ 62,515   $ 10,617
                                                                     ===================

                          LEE ENTERPRISES, INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1997 and the results of operations for the three- and six-month periods ended March 31, 1997 and 1996 and cash flows for the six-month periods ended March 31, 1997 and 1996.


Note 2.  Investment in Associated Companies

Condensed operating results of unconsolidated associated companies are as follows:

                                   Three Months       Six Months
                                  Ended March 31,   Ended March 31,
                                  ----------------  ----------------
                                    1997    1996     1997     1996
                                  ----------------  ----------------

Revenues .......................  $19,029  $17,059  $38,806  $36,350
Operating expenses, except
   depreciation and amortization   13,469   12,638   26,658   25,364
Depreciation and amortization ..      502      469    1,003      930
Operating income ...............    5,058    3,952   11,144   10,056
Financial income ...............      237      281      554      589
Income before income taxes .....    5,295    4,233   11,699   10,645
Income taxes ...................    2,132    1,704    4,710    4,272
Net income .....................    3,163    2,529    6,988    6,373

a.  Madison Newspapers, Inc. (50% owned)
b.  Quality Information Systems (50% owned)
c.  INN Partnership, LC (an effective 50% owned)


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                                  Six Months
                                                                Ended March 31,
                                                               -----------------
                                                                1997     1996
                                                               -----------------

                                                                 (In Thousands)
                                                                   (Unaudited)

(Increase) in receivables ...................................  $(1,762) $(3,328)
Decrease in inventories, film rights and other ..............    3,809    1,943
Increase (decrease) in accounts payable, accrued expenses
   and unearned income ......................................    4,473   (7,806)
Increase in income taxes payable ............................    1,244      163
Other, primarily deferred items .............................     (642)     810
                                                               -----------------
                                                               $ 7,122  $(8,218)
                                                               =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:
                                          Three Months          Six Months
                                         Ended March 31,      Ended March 31,
                                       -------------------  ------------------
                                         1997        1996     1997      1996
                                       -------------------  ------------------

Revenue ............................   $101,787   $ 99,960  $221,455  $210,741
   Percent change ..................       1.8%                 5.1%

Income before depreciation and
   amortization, interest and taxes
   (EBITDA) ........................     25,676    23,800     64,772    56,435
   Percent change ..................       7.9%                14.8%

Operating income ...................     19,000    16,977     51,412    43,001
   Percent change ..................      11.9%                19.6%

Income from continuing operations ..     11,240     9,084     30,348    23,776
   Percent change ..................      23.7%                27.6%

Net income .........................     12,240    10,805     31,348    26,745
   Percent change ..................      13.3%                17.2%

Earnings per share:
   Income from continuing operations   $   0.24   $  0.19   $   0.64  $   0.49
      Percent change ...............      26.3%                30.6%
   Net income ......................       0.26      0.23       0.66      0.56
      Percent change ...............      13.0%                17.9%

Operations by line of business are as follows:

                                                      Three Months             Six Months
                                                     Ended March 31,          Ended March 31,
                                                  --------------------    -----------------------
                                                    1997        1996        1997           1996
                                                  --------------------    -----------------------
Revenue:
   Newspapers .................................   $ 75,748    $ 72,772    $160,035       $153,212
   Broadcasting ...............................     26,039      27,188      61,420         57,529
                                                  -----------------------------------------------
                                                  $101,787    $ 99,960    $221,455       $210,741
                                                  ===============================================
Income before depreciation and
   amortization, interest and taxes
   (EBITDA):
   Newspapers .................................   $ 24,016    $ 19,659    $ 54,135       $ 45,775
   Broadcasting ...............................      4,863       6,716      17,788         16,592
   Corporate ..................................     (3,203)     (2,575)     (7,151)        (5,932)
                                                  -----------------------------------------------
                                                  $ 25,676    $ 23,800    $ 64,772       $ 56,435
                                                  ===============================================
Operating income:
   Newspapers .................................   $ 20,337    $ 16,078    $ 46,724       $ 38,644
   Broadcasting ...............................      2,012       3,616      12,134         10,565
   Corporate ..................................     (3,349)     (2,717)     (7,446)        (6,208)
                                                  -----------------------------------------------
                                                  $ 19,000    $ 16,977    $ 51,412       $ 43,001
                                                  ===============================================
Capital expenditures:
   Newspapers .................................   $  2,120    $  3,020    $  3,708       $  5,033
   Broadcasting ...............................      1,305       1,462       3,833          3,523
   Graphic arts ...............................        - -         - -         - -            227
   Corporate ..................................        - -         131         186            176
                                                  -----------------------------------------------
                                                  $  3,425    $  4,613    $  7,727       $  8,959
                                                  ===============================================

QUARTER ENDED MARCH 31, 1997

NEWSPAPERS

Wholly-owned daily newspaper advertising revenue increased $2,418,000, 6.4%. Advertising revenue from local merchants increased $932,000, 4.3%. Local "run-of-press" advertising increased $521,000, 3.4%, as a result of higher average rates which offset a 1.8% decrease in advertising inches. Local preprint revenue increased $411,000, 6.5%. Classified advertising revenue increased $1,110,000, 9.0%, as a result of higher average rates and 2.1% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue increased $59,000, .3%, as a result of higher rates which offset a 2.9% decrease in volume. Other revenue at daily newspapers increased $25,000, .3%.

Wholly-owned daily newspaper compensation expense increased $845,000, 3.6%, due primarily to increases in average compensation. Newsprint and ink costs decreased $3,098,000, (31.2%), due to lower newsprint prices. Newsprint prices remain below prior year levels; however, newsprint suppliers have announced their intention to increase prices in the third quarter of the fiscal year. Based on present market conditions, we anticipate prices to remain below prior year levels for the balance of the fiscal year but price increases are probable in the future. Other operating expenses exclusive of depreciation and amortization increased $906,000, 6.3%.

Revenues from weekly newspapers, shoppers, and specialty publications increased $154,000, 2.6%. Operating income increased $183,000, 120.4%, due to lower costs of outside printing.

BROADCASTING

Revenue for the quarter decreased $1,149,000, (4.2%), as political advertising decreased $730,000, (89.0%), and local/regional/national advertising decreased $520,000, (2.5%). Production revenue decreased $144,000, (8.6%). Advertising revenue growth may be adversely affected in the balance of the fiscal year due to limited political advertising which amounted to approximately $4,000,000 in the last six months of fiscal 1996. We are also affected, but less significantly, by the loss of Olympic advertising as NBC affiliated revenue accounts for only 30% of our broadcast revenue.

Compensation costs increased $682,000, 5.8%, due to a 2.7% increase in the number of hours worked and an increase in the average hourly rates. Programming costs for the quarter decreased $344,000, (15.7%), primarily due to decreased amortization from programs amortized on an accelerated basis. Other operating expenses exclusive of depreciation and amortization increased $366,000, 5.6%, primarily due to increased audience promotions.

CORPORATE COSTS

Corporate costs increased by $632,000, 23.3%, as a result of increased marketing costs and the enhancement of computer software.

FINANCIAL EXPENSE AND INCOME TAXES

The increase in interest income reflects the investment of the proceeds from the sale of NAPP Systems Inc. on January 17, 1997.

Interest expense was reduced due to payments on long-term debt, along with payment of short-term borrowings used to finance the acquisition of SJL of Kansas Corp.

Income taxes were 39.0% and 39.9% of pre-tax income for the quarters ended March 31, 1997 and 1996, respectively.

SIX MONTHS ENDED MARCH 31, 1997

NEWSPAPERS

Wholly-owned daily newspaper advertising revenue increased $5,510,000, 6.7%. Advertising revenue from local merchants increased $2,840,000, 5.7%. Local "run-of-press" advertising increased $2,277,000, 6.6%, as a result of higher average rates and a 1.5% increase in advertising inches. The period between Thanksgiving and Christmas was shorter than normal and merchants increased their advertising to stimulate sales. Local preprint revenue increased $563,000, 3.6%. Classified advertising revenue increased $2,115,000, 8.5%, as a result of higher average rates and a 3.2% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue increased $69,000, .2%, as a result of higher rates which offset a 2.7% decrease in volume. Other revenue at daily newspapers increased $503,000, 3.1%, primarily as a result of increases in commercial printing and other non-traditional products and services.

Wholly-owned daily newspaper compensation expense increased $2,110,000, 4.5%, due primarily to increases in average compensation. Newsprint and ink costs decreased $5,342,000, (26.7%), due to lower newsprint prices. Other operating expense exclusive of depreciation and amortization increased $1,439,000, 4.8%.

Revenues from weekly newspapers, shoppers and specialty publications increased $413,000, 3.7%. Operating income increased $131,000.

BROADCASTING

Revenue for the period increased $3,891,000, 6.8%, as political advertising increased $3,506,000, 179.6%, and local/regional/national advertising decreased $212,000, (.4%). Production revenue increased $245,000, 8.7%, primarily due to increased corporate/studio business at MIRA Creative Group in Portland, Oregon.

Compensation costs increased $1,880,000, 8.2%, due to a 3.5% increase in the number of hours worked and an increase in the average hourly rates. Programming costs for the quarter decreased $820,000, (17.5%), primarily due to decreased amortization from programs amortized on an accelerated basis. Other operating expenses exclusive of depreciation and amortization increased $1,635,000, 12.4%, primarily due to increased audience promotion for the November ratings period, and outside services.

CORPORATE COSTS

Corporate costs increased by $1,238,000, 19.9%, as a result of increased marketing costs, the enhancement of computer software, and relocation costs.

FINANCIAL EXPENSE AND INCOME TAXES

The increase in interest income reflects the investment of the proceeds from the sale of NAPP Systems Inc. on January 17, 1997.

Interest expense was reduced due to payments of long-term debt, along with payment of short-term borrowings used to finance the acquisition of SJL of Kansas Corp.

Income taxes were 38.9% and 39.2% of pre-tax income for the six months ended March 31, 1997 and 1996, respectively.

DISCONTINUED OPERATIONS

On January 17, 1997, the Company closed on the sale of its graphic arts products subsidiary, NAPP Systems Inc. for approximately $56,000,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $53,750,000 for the six month period ended March 31, 1997. Available cash balances and cash flow from operations provide adequate liquidity.
Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 4.  Submission of matters a vote of security holders

         (a)   The annual meeting of the Company was held on January 29, 1997.

         (b) J.P. Guerin, Charles E. Rickershauser, Jr. and Mark Vittert were re-elected directors of three-year terms expiring at the 2000 annual meeting. Richard W. Sonnenfeldt was re-elected as a director for a one-year term expiring at the 1998 annual meeting. Directors whose terms of office continued after the meeting include: Lloyd G. Schermer, Andrew E. Newman, Ronald L. Rickman, Rance E. Crain, Richard D. Gottlieb and Phyllis Sewell.

         (c)   Votes were cast,  all by proxy,  for  nominees  for  director  as follows:
                                                        Vote
                                                        For           Withheld
                                                     --------------------------

                J.P. Guerin                          117,351,779     14,790,305
                Charles E. Rickershauser, Jr.        117,352,401     14,789,683
                Mark Vittert                         117,319,326     14,822,758
                Richard W. Sonnenfeldt               117,299,998     14,842,086

                Abstentions and broker non-votes were not significant.

         (d)   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 11 - Computation of Earnings Per Share

         (b) The following report on Form 8-K was filed during the three months ended March 31, 1997.

               Date of report:  January 30, 1997

               Item 2. Announce that on January 17, 1997 the sale of the graphic arts product subsidiary, NAPP Systems Inc. to Polyfibron Technologies, Inc. was completed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEE ENTERPRISES, INCORPORATED



DATE   May 9, 1997                        /s/ G. C. Wahlig
                                          G. C. Wahlig, Chief Accounting Officer