Form 10-Q
period 1997-06-30
LEE ENTERPRISES INC
filed 1997-08-13
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            [ X ] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         For Quarter Ended June 30, 1997
                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                                   Outstanding at June 30, 1997
---------------------------------------            -----------------------------
Common Stock, $2.00 par value                                 34,153,683
Class "B" Common Stock, $2.00 par value                       12,247,268

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                             Three Months               Nine Months
                                             Ended June 30,            Ended June 30,
                                           --------------------------------------------
                                             1997        1996        1997        1996
---------------------------------------------------------------------------------------
Operating revenue:
   Newspaper:
      Advertising ......................   $ 45,991    $ 43,362    $134,319    $126,180
      Circulation ......................     20,199      19,967      60,219      59,918
      Other ............................     13,890      13,835      42,084      41,095
   Broadcasting ........................     30,675      30,671      92,095      88,200
   Equity in net income of associated
      companies ........................      1,938       1,664       5,431       4,847
                                           --------------------------------------------
                                            112,693     109,499     334,148     320,240
                                           --------------------------------------------
Operating expenses:
   Compensation costs ..................     40,807      38,396     122,596     115,494
   Newsprint and ink ...................      7,938       9,539      22,838      29,777
   Depreciation ........................      4,366       4,120      12,321      11,727
   Amortization of intangibles .........      2,703       2,864       8,108       8,691
   Other ...............................     27,943      27,647      87,937      84,617
                                           --------------------------------------------
                                             83,757      82,566     253,800     250,306
                                           --------------------------------------------
              Operating income .........     28,936      26,933      80,348      69,934
                                           --------------------------------------------
Financial (income) expense, net:
   Financial (income) ..................     (1,145)       (663)     (3,143)     (1,751)
   Financial expense ...................      1,346       2,347       5,115       7,335
                                           --------------------------------------------
                                                201       1,684       1,972       5,584
                                           --------------------------------------------
              Income from continuing
              operations before taxes on
              income ...................     28,735      25,249      78,376      64,350
Income taxes ...........................     10,976       9,868      30,269      25,193
                                           --------------------------------------------
              Income from continuing
              operations ...............     17,759      15,381      48,107      39,157
Income from discontinued operations
   net of income tax effect ............        485       1,664       1,485       4,633
                                           --------------------------------------------
              Net income ...............   $ 18,244    $ 17,045    $ 49,592    $ 43,790
                                           ============================================

Weighted average number of shares ......     47,231      47,938      47,488      48,021
                                           ============================================
Earnings per share:
   Income from continuing operations ...       0.38        0.32        1.01        0.81
   Income from discontinued operations .       0.01        0.04        0.03        0.10
                                           --------------------------------------------
              Net income ...............   $   0.39    $   0.36    $   1.04    $   0.91
                                           ============================================

Dividends per share ....................   $   0.13    $   0.12    $   0.39    $   0.36
                                           ============================================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                      June 30,     September 30,
ASSETS                                                 1997            1996
-------------------------------------------------------------------------------
                                                           (Unaudited)

Cash and cash equivalents ......................     $ 70,106         $ 19,267
Accounts receivable, net .......................       54,526           50,211
Newsprint inventory ............................        2,021            3,668
Program rights and other .......................       12,080           17,183
Net assets of discontinued operations ..........           --           56,379
                                                     -------------------------
              Total current assets .............      138,733          146,708

Investments ....................................       23,338           22,156
Property and equipment, net ....................      104,378          104,705
Intangibles and other assets ...................      247,209          253,847
                                                     -------------------------
                                                     $513,658         $527,416
                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities ............................      $ 97,439        $ 97,777
Long-term debt, less current maturities ........        27,021          52,290
Deferred items .................................        53,265          52,395
Stockholders' equity ...........................       335,933         324,954
                                                      ------------------------
                                                      $513,658        $527,416
                                                      ========================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


Nine Months Ended June 30:                                    1997        1996
-------------------------------------------------------------------------------
                                                               (Unaudited)
   Cash Provided by Operations:
      Net income .........................................  $ 49,592   $ 43,790
      Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization ....................    21,706     23,695
        Distributions in excess of earnings of associated
           companies .....................................     1,140      1,166
        Adjustment of estimated loss on disposition of
           discontinued operations .......................    (1,985)
        Other balance sheet changes ......................     6,835     (7,228)
                                                            -------------------
              Net cash provided by operations ............    77,288     61,423
                                                            -------------------

   Cash Provided by (Required for) Investing Activities:
      Acquisitions .......................................    (1,200)      (367)
      Purchase of property and equipment .................   (11,229)   (13,866)
      Purchase of temporary investments ..................        --       (200)
      Proceeds from maturities of temporary investments ..        --        400
      Net proceeds from sale of subsidiary ...............    54,795         --
      Other ..............................................      (884)    (1,320)
                                                            -------------------
              Net cash provided by (required for)
              investing activities .......................    41,482    (15,353)
                                                            -------------------

   Cash (Required for) Financing Activities:
      Purchase of common stock ...........................   (25,902)   (11,654)
      Cash dividends paid ................................   (12,149)   (11,316)
      Payment of debt ....................................   (35,000)   (25,076)
      Proceeds from long-term borrowings .................        --     15,000
      Other ..............................................     5,120      2,284
                                                            -------------------
              Net cash (required for) financing activities   (67,931)   (30,762)
                                                            -------------------

              Net increase in cash and cash equivalents ..    50,839     15,308

Cash and cash equivalents:
   Beginning .............................................    19,267     10,683
                                                            -------------------
   Ending ................................................  $ 70,106   $ 25,991
                                                            ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1997 and the results of operations for the three and nine month periods ended June 30, 1997 and 1996 and cash flows for the nine month periods needed June 30, 1997 and 1996.


Note 2.  Investment in Associated Companies

Condensed operating results of unconsolidated associated companies are as follows:


                                    Nine Months       Three Months
                                   Ended June 30,    Ended June 30,
                                  ----------------------------------
                                    1997     1996    1997      1996
                                  ----------------------------------

Revenues .......................  $19,963  $18,226  $58,769  $54,576
Operating expenses, except
   depreciation and amortization   13,235   12,506   39,893   37,871
Depreciation and amortization ..      502      433    1,506    1,363
Operating income ...............    6,226    5,287   17,370   15,342
Financial income ...............      293      286      847      876
Income before income taxes .....    6,519    5,573   18,217   16,218
Income taxes ...................    2,642    2,249    7,352    6,522
Net income .....................    3,877    3,324   10,865    9,696

a.  Madison Newspaper, Inc. (50% owned)
b.  Quality Information Systems (50% owned)
c.  Inn Partnership, LC (an effective 50% owned)


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                               Nine Months Ended
                                                                    June 30,
                                                               ----------------
                                                                 1997     1996
                                                               ----------------
                                                                 (In Thousands)
                                                                  (Unaudited)

(Increase) in receivables ...................................  $(5,658) $(9,175)
Decrease in inventories, film rights and other ..............    3,063    2,098
Increase (decrease) in accounts payable, accrued expenses
   and unearned income ......................................    5,222   (5,987)
Increase in income taxes payable ............................    1,599    4,622
Other, primarily deferred items .............................    2,609    1,214
                                                               ----------------
                                                               $ 6,835  $(7,228)
                                                               ================


Note 4.  Pending Accounting Changes

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Statement is effective for periods ending after December 15, 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.


Note 5.  Subsequent Events

On July 25, 1997 Lee Enterprises, Incorporated entered into a definitive agreement to acquire the Pacific Northwest Publishing Group from ABC, Inc., a wholly-owned subsidiary of The Walt Disney Company ("Seller"). The Pacific Northwest Publishing Group publishes daily and weekly newspapers, shoppers and specialty publications. The shopper and specialty publication group covers eight markets in the states of Washington, Oregon, Nevada, and Utah. They are grouped into three geographic regions with total circulation of 980,000 and estimated readership of over 2.2 million. The newspaper group publishes eight Oregon newspapers geographically clustered in the Willamette Valley. The two daily and six weekly newspapers have an aggregate paid circulation of approximately 67,000.

The transaction, which is subject to requisite regulatory approval discussed below and other customary contingencies for a transaction of this nature, is expected to close before September 30, 1997. The purchase price is approximately $185 million. The acquisition will be affected by registrant's acquisition of all of the outstanding shares of common stock of Southern Utah Media, Inc., a Delaware corporation, Nevada Media Inc., a Delaware corporation, and Oregon News Media Inc., a Delaware corporation, from Seller.

The transaction is subject to the approval of the Federal Trade Commission and the United States Department of Justice pursuant to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                          Three Months          Nine Months
                                         Ended June 30,        Ended June 30,
                                       -------------------   ------------------
                                         1997       1996       1997      1996
                                       ----------------------------------------
                                         (Dollar Amounts in Thousands Except
                                                  for Per Share Data)

Operating revenue ..................   $112,693   $109,499   $334,148  $320,240
   Percent change ..................       2.9%                  4.3%

Income before depreciation and
   amortization, interest and taxes
   (EBITDA) ........................     36,005    33,917     100,777    90,352
   Percent change ..................       6.1%                 11.5%

Operating income ...................     28,936    26,933      80,348    69,934
   Percent change ..................       7.4%                 14.9%

Income from continuing operations ..     17,759    15,381      48,107    39,157
   Percent change ..................      15.5%                 22.9%

Net income .........................     18,244    17,045      49,592    43,790
   Percent change ..................       7.0%                 13.2%

Earnings per share:
   Income from continuing operations    $  0.38   $  0.32    $   1.01   $  0.81
     Percent change ................      18.8%                 24.7%
   Net income ......................       0.39      0.36        1.04      0.91
     Percent change ................       8.3%                 14.3%

Operations by line of business are as follows:

                                              Three Months              Nine Months
                                             Ended June 30,            Ended June 30,
                                           --------------------------------------------
                                             1997        1996         1997       1996
---------------------------------------------------------------------------------------
                                                           (In Thousands)
Operating revenue:
   Newspapers ..........................   $ 82,018    $ 78,828    $242,053    $232,040
   Broadcasting ........................     30,675      30,671      92,095      88,200
                                           --------------------------------------------
                                           $112,693    $109,499    $334,148    $320,240
                                           ============================================

Income before depreciation and
   amortization, interest and taxes
   (EBITDA):
   Newspapers ..........................   $ 30,321    $ 25,690    $ 84,456    $ 71,465
   Broadcasting ........................      9,113      10,425      26,901      27,017
   Corporate ...........................     (3,429)     (2,198)    (10,580)     (8,130)
                                           --------------------------------------------
                                           $ 36,005    $ 33,917    $100,777    $ 90,352
                                           ============================================

Operating income:
   Newspapers ..........................   $ 26,423    $ 21,936    $ 73,147    $ 60,580
   Broadcasting ........................      6,097       7,342      18,231      17,907
   Corporate ...........................     (3,584)     (2,345)    (11,030)     (8,553)
                                           --------------------------------------------
                                           $ 28,936    $ 26,933    $ 80,348    $ 69,934
                                           ============================================

Capital expenditures:
   Newspapers ..........................   $  1,424    $  3,269    $  5,132    $  8,302
   Broadcasting ........................      1,426       1,428       5,259       4,951
   Graphic arts ........................         --          24          --         251
   Corporate ...........................        652         186         838         362
                                           --------------------------------------------
                                           $  3,502    $  4,907    $ 11,229    $ 13,866
                                           ============================================

QUARTER ENDED JUNE 30, 1997

Newspapers:

Wholly-owned daily newspaper advertising revenue increased $2,629,000, 6.1%. Advertising revenue from local merchants increased $561,000, 2.3%. Local "run-of-press" advertising decreased $28,000, (.2%). Advertising inches decreased (4.5%). Local preprint revenue increased $589,000, 8.0%. Classified advertising revenue increased $1,711,000, 11.8% as a result of higher average rates and a 7.2% increase in advertising volume. Employment and real estate advertising led the increase. Circulation revenue increased $232,000, 1.2% as a result of higher rates which offset a 1.9% decrease in volume. Other revenue at daily newspapers decreased $316,000, (3.8%).

Wholly-owned daily newspaper compensation expense increased $417,000, 1.8% due primarily to increases in average compensation. Newsprint and ink costs decreased $1,581,000, (16.8%) due to lower newsprint prices. Other operating expenses exclusive of depreciation and amortization decreased $390,000, (2.6%).

Revenues from weekly newspapers, shoppers and specialty publications increased $371,000, 6.9% (5.8% exclusive of acquisitions). Operating income increased $140,000.

Broadcasting:

Revenue for the quarter remained even as political advertising decreased $1,159,000, (81.9%), local/regional/national advertising increased $430,000, 1.7% and production revenue increased $321,000, 22.4%. Compensation costs increased $1,344,000, 11.7% due to a 4.1% increase in the number of hours worked and an increase in the average hourly rate. Programming costs decreased $330,000, (15.2%) primarily due to decreased amortization from programs amortized on an accelerated basis. Other operating expenses exclusive of depreciation and amortization increased $302,000, 4.6% for the quarter.

Corporate:

Corporate costs increased $1,239,000 as a result of increased marketing costs and the enhancement of computer software.

Financial Expense and Income Taxes:

The increase in interest income reflects the investment of the proceeds from the sale of NAPP Systems Inc. on January 17, 1997.

Interest expense was reduced due to payments on long-term debt along with payments of short-term borrowings used to finance the acquisition of SJL of Kansas Corp.

Income taxes were 38.2% and 39.1% of pre-tax income for the quarters ended June 30, 1997 and 1996, respectively.

NINE MONTHS ENDED JUNE 30, 1997

Newspaper:

Wholly-owned daily newspaper advertising revenue increased $8,139,000, 6.5%. Advertising revenue from local merchants increased $3,401,000, 4.6%. Local "run-of-press" advertising increased $2,249,000, 4.3%, as a result of higher average rates. Local preprint revenue increased $1,152,000, 5.1%. Classified advertising revenue increased $3,827,000, 9.7%, as a result of higher average rates and a 4.6% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue increased $302,000,
 .5%, as a result of higher rates which offset a 2.2% decrease in volume. Other revenue at daily newspapers increased $205,000, .8%, primarily as a result of
increases  in  commercial  printing  and  other  non-traditional   products  and
services.

Wholly-owned daily newspaper compensation expense increased $2,527,000, 3.6%, due primarily to increases in average compensation. Newsprint and ink costs decreased $6,923,000, (23.5%), due to lower newsprint prices. Other operating expense exclusive of depreciation and amortization increased $1,049,000, 2.3%.

Revenues from weekly newspapers, shoppers and specialty publications increased $784,000, 4.7%. Operating income increased $271,000.

Broadcasting:

Revenue for the period increased $3,895,000, 4.4%, as political advertising increased $2,347,000, 69.7%, and local/regional/national advertising increased $217,000, .3%. Production revenue increased $566,000, 13.4%, primarily due to increased corporate/studio business at MIRA Creative Group in Portland, Oregon.

Compensation costs increased $3,223,000, 9.3%, due to a 3.7% increase in the number of hours worked and an increase in the average hourly rates. Programming costs for the period decreased $1,150,000, (16.8%), primarily due to decreased amortization from programs amortized on an accelerated basis. Other operating expenses exclusive of depreciation and amortization increased $1,938,000, 9.8%, primarily due to increased audience promotion for the November ratings period and outside services.

Corporate Costs:

Corporate costs increased by $2,477,000, 29.0%, as a result of increased marketing costs, the enhancement of computer software, and relocation costs.

Financial Expense and Income Taxes:

The increase in interest income reflects the investment of the proceeds from the sale of NAPP Systems Inc. on January 17, 1997.

Interest expense was reduced due to payments of long-term debt, along with payment of short-term borrowings used to finance the acquisition of SJL of Kansas Corp.

Income taxes were 38.6% and 39.1% of pre-tax income for the nine months ended June 30, 1997 and 1996, respectively.

Discontinued Operations:

On January 17, 1997, the Company closed on the sale of its graphic arts products subsidiary, NAPP Systems Inc. for approximately $56,500,000.

Liquidity and Capital Resources:

Cash provided by operations, which is the Company's primary source of liquidity, generated $77,288,000 for the nine month period ended June 30, 1997. Available cash balances and cash flow from operations provide adequate liquidity.
Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.

Safe Harbor Statement:

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

                                          LEE ENTERPRISES, INCORPORATED




DATE: August 13, 1997                     /s/ G.C. Wahlig
-----------------------                   -------------------------------------
                                          G.C. Wahlig, Chief Accounting Officer