Form 10-K
period 1997-09-30
LEE ENTERPRISES INC
filed 1997-12-29
CIK 58361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 1-6227

                          LEE ENTERPRISES, INCORPORATED
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 1, 1997. Common Stock and Class B Common Stock, $2.00 par value: $1,132,250,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1997. Common Stock, $2.00 par value, 33,415,128 shares; and Class B Common Stock, $2.00 par value, 12,028,317 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 29, 1997 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

Item 1(a) Recent business developments. On January 17, 1997 the Company consummated the sale of the capital stock of its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,900,000, net of selling expenses. For additional information related to the disposition, see Note 2 of the Notes to Financial Statements under Item 8, herein. On September 8, 1997, the Company acquired the capital stock of Southern Utah Media, Inc. (now known as Pacific Northwest Publishing Group, Inc.), Oregon News Media, Inc., and Nevada Media, Inc. ("The Pacific Northwest Group") for approximately $186,000,000. For additional information related to the acquisition, see Note 3 of the Notes to Financial Statements under Item 8, herein.

Item 1(b) Financial information about industry segments. See Note 12 to the Notes to Financial Statements under Item 8, herein.

Item 1(c) Narrative description of business.

                                   PUBLISHING

The Company and its subsidiaries publish the following:

   Daily Newspapers:

     Herald  & Review -  Decatur,  Illinois
     Southern  Illinoisian  -  Carbondale
     Illinois Star Courier - Kewanee,  Illinois
     Quad City Times - Davenport,  Iowa
     Globe  Gazette - Mason City,  Iowa
     Muscatine  Journal - Muscatine,  Iowa
     The Ottumwa  Courier -  Ottumwa,  Iowa
     Winona  Daily  News -  Winona,  Minnesota
     Billings Gazette - Billings,  Montana
     The Montana  Standard - Butte,  Montana
     Independent Record - Helena,  Montana
     Missoulian - Missoula,  Montana
     Lincoln Journal  Star - Lincoln,  Nebraska
     The  Bismarck  Tribune - Bismarck,  North Dakota
     Democrat-Herald  - Albany,  Oregon
     Ashland  Daily Tidings - Ashland, Oregon
     Corvallis Gazette-Times - Corvallis, Oregon
     Rapid City Journal - Rapid City,  South Dakota
     LaCrosse  Tribune - LaCrosse,  Wisconsin
     Wisconsin State Journal - Madison, Wisconsin
     The Journal Times - Racine, Wisconsin

   Weekly Newspapers:

     Aledo Times Record - Aledo,  Illinois
     Bettendorf News - Bettendorf,  Iowa
     Big Fork  Eagle - Big Fork,  Montana
     Mandan  News -  Mandan,  North  Dakota
     The Plattsmouth  Journal - Plattsmouth,  Nebraska
     Newport  News-Times - Newport,   Oregon
     The Springfield News - Springfield,  Oregon
     Gresham Outlook - Gresham, Oregon
     Cottage Grove  Sentinel - Cottage  Grove,  Oregon
     Lebanon  Express - Lebanon, Oregon
     Sandy Post - Sandy, Oregon

   Classified Publications:

     Dandy Dime - Tucson, Arizona
     Prescott Sun - Prescott,  Arizona
     The Town Crier - Aledo,  Illinois
     The Atkinson-Annawan News - Atkinson, Illinois Prairie Shopper - Decatur, Illinois
     Henry  County  Advertiser  - Geneseo,  Illinois
     Thrifty Nickel - East Moline,  Illinois
     The Gateway  Express - Clinton,  Iowa
     The  Advertiser - Davenport,  Iowa
     Winnebago/Hancock  Shopper - Forest City, Iowa
     Mason City Shopper - Mason City, Iowa
     The Post - Muscatine, Iowa
     Wapello County Shopper - Ottumwa, Iowa
     Thrifty Nickel - Billings,  Montana
     Yellowstone Shopper - Billings,  Montana
     Mini Nickel - Bozeman,  Montana
     Nickel Saver - Butte,  Montana
     Western  Shopper - Deer Lodge,  Montana
     The Trader - Dillon, Montana
     Consumers Press - Great Falls, Montana
     Life & Times Press,  Hamilton, Montana
     The Adit - Helena,  Montana
     The Western Montana Messenger - Missoula, Montana Pennysaver - Dickinson, North Dakota
     The Finder - Mandan,  North Dakota
     Nifty Nickel - Las Vegas,  Nevada
     Nickel Ads - Portland,  Oregon
     Rapid City Advertiser - Rapid City, South Dakota Northern Hills Advertiser - Spearfish, South Dakota Pioneer Shopper - St. Geoge, Utah
     Little Nickel - Lynnwood,  Washington
     Nickel  Saver - Moses  Lake,  Washington
     Nickel Nik - Spokane, Washington
     Nickel Ads - Wenatchee, Washington
     Buyline - Walla Walla, Washington
     The Foxxy  Shopper - LaCrosse,  Wisconsin
     Cover Story - Madison, Wisconsin
     Pennysaver - Racine,  Wisconsin
     Foxxy Shopper - Sparta,  Wisconsin

   Specialty  Publications and Other Products and Services:

     The  Ridge  -  Aledo,  Illinois
     Classic  Images  -   Muscatine,  Iowa
     Western  Business  -  Billings,  Montana
     Ag Almanac - Great Falls, Montana
     AutoFinder - Missoula,  Montana
     Farm & Ranch Guide - Bismarck, North Dakota
     Home Scene - Las Vegas,  Nevada
     Las Vegas  Showtime - Las Vegas, Nevada
     Nifty Nickel Cars & Trucks - Las Vegas,  Nevada
     Tri-State  Neighbor - Sioux Falls,  South Dakota
     Value Express - Colville,  Washington
     Home Buyer's Guide  -  Spokane,  Washington
     Nickel  Nik's  Wheel  Deals  -  Spokane, Washington
     Nickel Nick's RV Wheel Deals - Spokane,  Washington
     Nickel Nik's Truck Deals - Spokane, Washington
     AgriView - Madison, Wisconsin
     The Eastman's Journal -  Thermopolis,  Wyoming
     Lee Print - Decatur,  Illinois
     Lee Direct - Davenport,  Iowa
     International  Newspaper Network - Big Fork, Montana
     Quality Information Systems - Billings, Montana
     Intermountain Printing and Publishing - Deer Lodge, Montana
     Internet Broadcasting Partners - Portland, Oregon

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

The basic raw material of newspapers, classified and specialty publications is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate to its needs. Newsprint prices are volatile and fluctuate based upon factors which include both the foreign and domestic production capacity and consumption. The price fluctuations can have a significant effect on the results of operations.

Publishing revenue has traditionally been highest in the quarter ended December 31 and, likewise, has been lowest in the quarter ended March 31.

The Company's newspapers, classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, television, other advertising media such as billboards, classified and specialty publications and direct mail, as well as other information content providers such as on-line services. In addition, many of the Company's daily and Sunday newspapers compete with other newspapers in nearby cities and towns.

                                  BROADCASTING

The Company and its subsidiaries own and operate the following television stations:

                                                                  Nielsen DMA
            Station                                              Market Ranking
--------------------------------------------------------------------------------

ABC Affiliate, KGUN-TV - Tucson, Arizona                             78
CBS Affiliates:
   KOIN-TV - Portland, Oregon                                        24
   KRQE-TV - Albuquerque, New Mexico                                 48 (1)
   KGMB-TV - Honolulu, Hawaii                                        71 (2)
   KMTV - Omaha, Nebraska                                            74
NBC Affiliates:
   WSAZ-TV - Huntington-Charleston, West Virginia                    57
   KSNW-TV - Wichita, Kansas                                         65 (3)
   KSNT-TV - Topeka, Kansas                                         139
UPN Affiliate, KMAZ-TV - El Paso, Texas                              99 (4)
UPN Affiliate, KASY-TV - Albuquerque, New Mexico
   (operating under local marketing agreement)                       48

(1) Combined DMA rank. KRQE-TV also operates stations KBIM-TV, Roswell, New Mexico and KREZ-TV, Durango, Colorado.

(2) KGMB-TV also operates stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Maui, Hawaii.

(3) KSNW-TV also operates stations KSNG-TV, Garden City, Kansas; KSNC-TV, Great Bend, Kansas; and KSNK-TV, Oberlin, Kansas/McCook, Nebraska.

(4)  KZIA-TV  changed its call  letters to KMAZ-TV  effective  October 31, 1997.
     Affiliation   will  change  to  Telemundo   (providing   Spanish   language
     programming) effective January 15, 1998.

Broadcasting revenue has traditionally been highest in the quarter ended December 31 and, likewise, has been lowest in the quarter ended March 31.

The Company's television stations compete with other over-the-air broadcast television stations, direct broadcast satellite ("DBS") and cable television, radio companies, other advertising media such as newspapers, magazines and billboards, as well as other information content providers such as on-line services. Competition in the television broadcasting industry occurs primarily in individual market areas. Generally, a television station in one market does not compete with other stations in other market areas, nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. DBS and cable television systems in the Company's broadcasting markets operate on a subscriber payment basis and compete by importing out-of-market television signals or by originating programming to the extent permitted or required by present or future rules of the Federal Communications Commission ("FCC").

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

                                  OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

In September 1997, the Company,  its subsidiaries  and associated  companies had
approximately   6,100  employees,   including   approximately   2,000  part-time
employees.

Item 2.  Properties

The Company's executive offices are located in facilities leased at 215 North Main Street, Davenport, Iowa.

All of the printing plants (except Madison) are owned by the Company. All printing plants (including Madison) are well maintained, are in good condition, and are suitable for the present office and publishing operations. Upon completion of the planned production facility expansion in Lincoln, Nebraska, the Company believes all plants will be adequately equipped with typesetting, printing and other required equipment.

All offices, studios, and transmitter buildings of the broadcasting divisions are owned or subject to long-term lease by the Company. All of the television properties are adequately equipped for present operations, and are in good condition and repair. See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity, Capital Resources and Commitments" for a discussion of the implementation of digital television service. Network television programs are received via satellite.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table shows the names and ages of all executive officers of the Company, the period of service for each with the Company, the period during which each has held his present office and the office held by each.

                                        Period of Service   Period In
Name                           Age        With Company    Present Office     Present Office
-------------------------------------------------------------------------------------------------------------
Richard D. Gottlieb             55         34 years          6 years     President and Chief Executive
                                                                            Officer

Ronald L. Rickman               59         38 years          1 month     President - Publishing Group

Gary N. Schmedding              59         25 years          1 month     President - Broadcast Group
                                                                            Group

Larry L. Bloom                  48       4-1/2 years       4-1/2 years   Senior Vice President - Finance,
                                                                            Treasurer, and Chief
                                                                            Financial Officer

Greg R. Veon                    45         21 years          2 years     Vice President - Marketing

Richard F. Anderson             59         1 month           1 month     President - The Pacific
                                                                            Northwest Group

Vytenis P. Kuraitis             49         3 years            1 year     Vice President - Human
                                                                            Resources

Charles D. Waterman, III        51         8 years           8 years     Secretary

George C. Wahlig                50         8 years           5 years     Vice President - Finance and
                                                                            Chief Accounting Officer

Gregory P. Schermer             43         9 years           1 month     Vice President - Interactive
                                                                            Media

Ronald L. Rickman was elected President - Publishing Group in November 1997. For more than five years prior thereto he was Vice President - Publishing Group.

Gary N. Schmedding was elected President - Broadcast Group in November 1997. For more than five years prior thereto he was Vice President - Broadcast Group.

Larry L. Bloom was elected Vice President - Finance, Treasurer and Chief Financial Officer in June 1993 and Senior Vice President - Finance in November 1997. For more than five years prior thereto he was in financial management positions with the New York Daily News, most recently serving as Senior Vice President and Chief Financial Officer.

Greg R. Veon was elected a Vice President - Marketing in November 1995; from 1992 through November 1995 he was Vice President and General Manager of KOIN-TV, Portland, Oregon; for more than 2 years prior thereto he was publisher of the Herald & Review, Decatur, Illinois.

Richard F. Anderson was elected President - The Pacific Northwest Group in November 1997; from 1992 through September 1997 he was General Manager and President of The Pacific Northwest Publishing Group for Capital Cities/ABC, Inc.

Vytenis P. Kuraitis was elected Vice President - Human Resources in January 1997. From August 1994 through January 1997 he was Director of Human Resources. For more than two years prior thereto, he was the National Practice Director for Executive Compensation for AON.

Charles D. Waterman, III was elected Secretary of the Company in November 1989. He is presently, and for more than the past five years has been, a partner in the law firm of Lane & Waterman, Davenport, Iowa, general counsel of the Company.

George C. Wahlig was elected Vice President - Finance in November 1997; from November 1992 through November 1997 he was, and continues to be, Chief Accounting Officer for the Company.

Gregory P. Schermer was elected a Vice President - Interactive Media in November 1997; from 1992 through November 1997 he was, and continues to serve as, corporate counsel for the Company.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters

COMMON STOCK PRICES AND DIVIDENDS

Lee Common Stock is listed on the New York Stock Exchange. Lee Class B Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale or the option of the holder into Lee Common Stock. The table below shows the high and low prices of Lee Common Stock for each quarter during the past three years, the closing price at the end of each quarter and the dividends paid per share.

                                                       Quarter
                                    --------------------------------------------
                                       4th         3rd        2nd         1st
                                    --------------------------------------------
STOCK PRICES

1997:
   High                             $  29-1/8   $     27   $  25-1/8   $  23-5/8
   Low                                     25     22-3/8      22-3/8          21
   Closing                             28-3/8     26-3/8      24-1/4      23-1/4

1996:
   High                                23-5/8     24-3/8      22-3/4          23
   Low                                 19-3/4     20-1/2          20    19-11/16
   Closing                             22-7/8     23-5/8      21-1/8          23

1995:
   High                              21-11/16    19-5/16      18-3/8      17-3/8
   Low                                 18-1/8    17-7/16    16-13/16      15-7/8
   Closing                           21-11/16    19-1/16      17-3/4      17-1/4

DIVIDENDS PAID

   1997                             $    0.13   $   0.13    $   0.13    $   0.13
   1996                                  0.12       0.12        0.12        0.12
   1995                                  0.11       0.11        0.11        0.11

For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Financial Statements under Item 8 herein.

At September 30, 1997, the Company had 3,982 holders of Common Stock and 2,432 holders of Class B Common Stock.

Item 6.  Selected Financial Data

                         FIVE YEAR FINANCIAL PERFORMANCE

Year Ended
September 30:                      1997     1996      1995      1994      1993
                                ------------------------------------------------
                                      (In Thousands Except Per Share Data)

OPERATIONS

   Operating revenue ........   $446,686  $427,369  $383,740  $341,241  $314,600
                                ================================================
   Income from continuing
      operations ............   $ 62,745  $ 53,670  $ 52,232  $ 45,137  $ 36,923
   Discontinued operations ..         --     7,725     6,227     5,717     4,313
   Gain (loss) on disposition
      of discontinued
      operations ............      1,485   (15,948)       --        --        --
                                ------------------------------------------------
              Net income ....   $ 64,230  $ 45,447  $ 58,459  $ 50,854  $ 41,236
                                ================================================

PER SHARE AMOUNTS

   Weighted average
      shares ................     47,312    47,991    46,962    46,850    46,920
                                ================================================
   Income from continuing
      operations ............   $   1.33  $   1.12  $   1.11  $   0.97  $   0.79
   Discontinued operations ..         --      0.16      0.13      0.12      0.09
   Gain (loss) on disposition
      of discontinued
      operations ............       0.03     (0.33)       --        --        --
                                ------------------------------------------------
              Net income ....   $   1.36  $   0.95  $   1.24  $   1.09  $   0.88
                                ================================================

   Dividends ................   $   0.52  $   0.48  $   0.44  $   0.42  $   0.40

OTHER DATA

   Total assets .............   $650,963  $527,416  $559,929  $474,701  $482,317
   Debt, including
      current maturities ....    203,735    95,503   123,489   130,532   160,214
   Stockholders' equity .....    319,390   324,954   311,042   241,930   223,482

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

Operating results are summarized below:
                                                    1997       1996       1995
                                                  ------------------------------
                                                     (Dollars in Thousands,
                                                     Except Per Share Data)

Operating revenue .......................         $446,686   $427,369   $383,740
   Percent change .......................             4.5%      11.4%      12.5%
Income before depreciation, amortization,
   interest and taxes (EBITDA)* .........          132,455    122,540    112,871
   Percent change .......................             8.1%       8.6%       7.4%
Operating income ........................          104,151     94,741     91,405
   Percent change .......................             9.9%       3.6%       8.4%
Income from continuing operations .......           62,745     53,670     52,232
   Percent change .......................            16.9%       2.8%      15.7%
Earnings per share, continuing operations             1.33       1.12       1.11
   Percent change .......................            18.8%       0.9%      14.4%

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

The fiscal 1997 comparisons are not significantly affected by the September 8, 1997 acquisition of The Pacific Northwest Group. The $186,000,000 purchase price was paid in cash from bank lines of credit and the Company's cash reserves. The Pacific Northwest Group publishes eight daily and weekly newspapers geographically clustered in Oregon's Willamette Valley and classified publications in eight markets in the states of Washington, Oregon, Nevada, and Utah. For additional information related to this acquisition, see Note 3 of the Notes to Consolidated Financial Statements under Item 8, herein.

The fiscal 1996 comparisons are affected by two significant acquisitions. On March 31, 1995 Lee acquired the 50.25% interest in Journal-Star Printing Co.
(JSPC) not previously owned, making JSPC a wholly-owned subsidiary. On August 28, 1995, Lee acquired the stock of SJL of Kansas Corp. (SJL) which operates NBC network-affiliated television stations KSNW-TV and KSNT-TV in Wichita and Topeka, Kansas and three satellite stations that comprise a network covering all of western Kansas and parts of southwest Nebraska.

The following unaudited pro forma operating results are as if the acquisitions had occurred on October 1, 1995.
                                                              1997        1996
                                                           ---------------------
                                                           (Pro Forma Dollars in
                                                           Thousands, Except Per
                                                                 Share Data)

Operating revenue ............................              $494,764   $476,714
   Percent change ............................                  3.8%
Income before depreciation, amortization,
   interest and taxes ........................               146,850    136,118
   Percent change ............................                  7.9%
Operating income .............................               111,488    100,812
   Percent change ............................                 10.6%
Income from continuing operations ............                60,224     49,920
   Percent change ............................                 20.6%
Earnings per share, continuing operations ....                  1.27       1.04
   Percent change ............................                 22.1%

PUBLISHING
                                                    1997       1996       1995
                                                  ------------------------------
                                                       (Dollars in Thousands)

Operating revenue .......................         $318,441   $302,564   $274,877
   Percent change .......................             5.2%      10.1%      14.0%
Operating income:
   Wholly-owned properties ..............           88,865     75,687     68,366
      Percent change ....................            17.4%      10.7%       3.8%
   Equity in net income .................            7,756      7,008      8,277
      Percent change ....................            10.7%    (15.3)%    (18.5)%
Operating margin, wholly-owned properties            27.9%      25.0%      24.9%

The   publishing   segment   includes   newspapers,   classified  and  specialty
publications. Operating revenue consists of the following:

                                                     1997       1996      1995
                                                   -----------------------------
                                                      (Dollars in Thousands)
Daily newspapers:
   Advertising ........................            $179,822   $169,151  $153,325
      Percent change ..................                6.3%      10.3%     14.1%
   Circulation ........................              80,522     79,814    72,863
      Percent change ..................                0.9%       9.5%      9.9%
Other .................................              58,097     53,599    48,689
   Percent change .....................                8.4%      10.1%     20.4%

Exclusive of The Pacific Northwest Group acquisition, advertising revenue increased 6.0%, circulation revenue increased .7%, and other revenue increased 3.8% in 1997.

Exclusive of the JSPC acquisitions, advertising revenue increased 1.8% and 5.1%, circulation revenue increased 4.9% and 3.8%, and other revenue increased by 9.3% and 15.1%, in 1996 and 1995, respectively.

The  following  daily  newspaper   advertising   lineage,   circulation   volume
statistics, and related revenue results are presented on a pro forma basis for daily newspapers wholly owned at the end of fiscal 1997.

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

ADVERTISING LINEAGE, IN THOUSANDS OF INCHES (PRO FORMA ):

                                         1997            1996            1995
                                        --------------------------------------

Classified .....................         4,252           4,067           4,076
   Percent change ..............          4.5%          (0.2)%            2.5%
Local ..........................         5,630           5,697           5,830
   Percent change ..............        (1.2)%          (2.3)%          (1.9)%

Classified advertising revenue increased approximately 9.7% in 1997, 6.5% in 1996, and 9.7% in 1995. The average rate realized increased 5.0% in 1997, 6.8% in 1996, and 7.0% in 1995. In 1997 significant growth in employment advertising offset softness in automotive and other advertising. In 1996 automotive advertising decreased until late in the fiscal year. In 1995 growth was led by increases in employment, private party and, in the first part of the year, automotive advertising.

Local "run-of-press" advertising represents advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. Revenue increased 3.1%, 3.1%, and 1.9% in 1997, 1996, and 1995, respectively, on higher average rates despite decreases in advertising inches.

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates.* Preprint revenue increased 5.2% in 1997, was flat in 1996 due to cutbacks by advertisers during the 1995 holiday season, and increased 5.7% in 1995.

In 1997, 1996, and 1995 circulation revenue increased .8%, 3.8%, and 3.8% as a result of higher rates, which offset volume decreases of (2.3%), (1.7%), and (1.2%), respectively.

Other revenue consists of revenue from weekly newspapers, classified, specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc. and, through March 31, 1995, with Journal-Star Printing Co.

Other revenue by category and by property is as follows:

                                                        1997      1996    1995
                                                       -------------------------
                                                            (In Thousands)
Weekly newspapers, classified and specialty
   publications:
   Properties owned for entire period ...............  $20,015  $19,322  $19,390
   Acquired since September 30, 1994 ................    5,768    2,913    1,675
Commercial printing:
   Properties owned for entire period ...............   14,020   14,199   11,799
   Acquired since September 30, 1994 ................    1,954    1,680      781
Products delivered outside the newspaper:
   Properties owned for entire period ...............    7,127    6,896    6,389
   Acquired since September 30, 1994 ................    1,237    1,022      229
Editorial service contracts .........................    7,976    7,567    8,426
                                                       -------------------------
                                                       $58,097  $53,599  $48,689
                                                       =========================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                         1997     1996     1995
                                                        ------------------------

Revenue ...........................................     100.0%   100.0%   100.0%
                                                        ------------------------

Compensation costs ................................      34.0     33.8     34.4
Newsprint and ink .................................       9.7     12.7     11.6
Other operating expenses ..........................      23.4     23.6     24.5
                                                        ------------------------
                                                         67.1     70.1     70.5
                                                        ------------------------

Income before depreciation, amortization, interest
   and taxes ......................................      32.9     29.9     29.5
Depreciation and amortization .....................       5.0      4.9      4.6
                                                       -------------------------
Operating margin wholly-owned properties ..........      27.9%    25.0%    24.9%
                                                       =========================

Exclusive of the effects of the 1997 acquisitions, in 1997 costs other than depreciation and amortization decreased (.5%). Newsprint and ink costs decreased (20.9%) due to lower prices for newsprint. Prices were lower in all four quarters of 1997 as compared to the same quarters of 1996; however, after decreases in the first and second quarters, prices increased in the third and fourth quarters of 1997. Newsprint consumption was flat in 1997 as compared to 1996. Compensation costs increased 4.4% as a result of salary increases. Other operating costs increased 3.7% due to normal inflationary increases.

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

BROADCASTING
                                                     1997       1996      1995
                                                   -----------------------------
                                                       (Dollars in Thousands)

Operating revenue ............................     $120,489   $117,797  $100,586
   Percent change ............................         2.3%      17.1%     11.8%
Operating income .............................       22,262     22,953    26,934
   Percent change ............................       (3.0)%    (14.8)%     25.3%
Operating margin .............................        18.5%      19.5%     26.8%

Revenue for 1997 increased $2,692,000, 2.3%. Local/regional/national revenue increased $1,342,000 while political advertising decreased $244,000. Production revenue increased $562,000 due to the addition of a second mobile production facility at MIRA Productions in Portland, Oregon, and revenues from other services increased $913,000.

In 1996, exclusive of the SJL acquisition, operating revenue decreased .6%. Local/regional/national revenue decreased $2,600,000, due to softness in automotive and retail spot buying. Political advertising increased $1,000,000. Production revenue increased $760,000, primarily due to a new mobile production facility at MIRA Productions in Portland, Oregon.

Exclusive of the effects of the SJL acquisition, operating revenue increased 10.1% in 1995. Local/regional/national revenue increased $4,600,000, political advertising increased $1,700,000, and network compensation increased $1,900,000.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                         1997     1996    1995
                                                        ------------------------

Revenue ...........................................     100.0%   100.0%   100.0%
                                                        ------------------------

Compensation costs ................................      41.8     39.5     37.1
Programming costs .................................       6.6      7.9      6.2
Other operating expenses ..........................      23.4     22.6     21.8
                                                        ------------------------
                                                         71.8     70.0     65.1
                                                        ------------------------
Income before depreciation, amortization, interest
   and taxes ......................................      28.2     30.0     34.9
Depreciation and amortization .....................       9.7     10.5      8.1
                                                        ------------------------
Operating margin wholly-owned properties ..........      18.5%    19.5%    26.8%
                                                        ========================

Operating income decreased in 1997 by $691,000. Compensation costs increased $3,898,000, 8.4% due to an increase in the number of hours worked and an increase in the average hourly rate. Programming costs decreased by $1,344,000, (14.5%), due to decreased amortization from programs amortized on an accelerated basis offset in part by a $400,000 write-down of programming at KMAZ-TV El Paso due to the January 1998 conversion to a Telemundo affiliate providing Spanish language programming. Other operating expense increased 5.8% due to the rental of two news helicopters in 1997 and increased outside services. The primary driver of the outside services increase is MIRA Productions, which uses contract labor and rental equipment for special projects.

Exclusive of the effects of the SJL acquisition, operating income decreased by $6,500,000 or 23.8% in 1996. Compensation costs increased by 5.1% primarily due to a 6.9% increase in hours worked, mainly due to expanded operations at our New Mexico locations. Programming costs increased by $2,000,000, 31.8% as a result of the addition of highly-rated syndicated programming and the write-down of certain programming to net realizable value. Other operating costs increased 4.2% due to higher expenditures for repairs and maintenance and sales and audience promotion.

Exclusive of the effects of the SJL acquisition, operating income increased by $5,700,000 or 26.7% in 1995. Compensation costs increased 4.6% primarily due to increased hours worked. Programming costs decreased by $530,000 (8.0%) as a result of a shift from more expensive syndicated programming to locally originated news programming. Other operating expense increased 10.3% due to costs related to the higher business activity levels and sales and audience promotion.

CORPORATE

Corporate costs in 1997 increased by $3,800,000, 35.1% as a result of increased marketing costs and the enhancement of computer software. The Company expects to complete year 2000 modifications of software in fiscal year 1998. The costs of modifications for the year 2000 are not significant.

Corporate costs in 1996 decreased by $1,300,000, (10.4%) primarily due to decreased levels of incentive compensation and lower medical plan costs resulting from a 1995 plan redesign. Corporate costs decreased in 1995 by $1,100,000, (8.1%) primarily due to the discontinuance of performance unit awards under the Company's 1990 Long-Term Incentive Plan.

INTEREST EXPENSE

Interest expense decreased by approximately $1,300,000 in 1997, $2,300,000 in 1996, and $1,700,000 in 1995. The most significant element of the decrease was a lower debt level which reduced interest expense by approximately $1,500,000, $2,400,000, and $2,000,000, respectively. Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $1,700,000, $600,000, and $500,000 in 1997, 1996, and 1995 as a
result of these arrangements.

INCOME TAXES

Income taxes were 38.0% of pretax income in 1997, 38.8% in 1996, and 37.2% in 1995. In 1995 the effective tax rate was decreased by .9% as a result of the elimination of the deferred income taxes related to the undistributed income of the 49.75% interest in JSPC owned by the Company.

DISCONTINUED OPERATIONS

On January 17, 1997, the Company consummated the sale of the capital stock of its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,900,000, net of selling expenses.

The results for NAPP Systems Inc.'s operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheet as "net assets of discontinued operations" as of September 30, 1996. For the year ended September 30, 1996 the Company recorded an after-tax charge of $15,948,000 which included estimated earnings and dividends through the closing date. For the year ended September 30, 1997, the Company recorded an after-tax gain of $1,485,000 due to higher than estimated earnings and dividends through the closing date. For additional information related to the disposition, see Note 2 of the Notes to Consolidated Financial Statements under Item 8, herein.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations generated $97,546,000 in 1997. As of September 30, 1997, the Company had $55,000,000 available under its $200,000,000 revolving credit arrangement with banks. The major sources and uses of cash in 1997 were as follows:


                                                                  (In Thousands)

Sources of cash:
   Operations .................................................       $  97,546
   Short-term borrowings ......................................         130,000
   Proceeds from sale of subsidiary ...........................          54,795
   All other ..................................................           4,033
                                                                      ---------
                                                                        286,374
                                                                      ---------

Uses of cash:
   Acquisitions ...............................................         188,689
   Purchase of property and equipment .........................          16,342
   Cash dividends paid ........................................          24,173
   Purchase of Lee Enterprises, Incorporated stock ............          41,055
   Payment of debt ............................................          21,219
                                                                      ---------
                                                                        291,478
                                                                      ---------
              (Decrease) in cash ..............................       $  (5,104)
                                                                      =========

The Company finances significant acquisitions by long-term borrowings. The Company anticipates new long-term borrowings of $150,000,000 in 1998 related to The Pacific Northwest Group acquisition.*

Recurring capital expenditures for new and improved facilities and equipment are expected to be about $18,000,000 in 1998.* The FCC has begun adopting rules and proposing others to implement digital television ("DTV") service which includes high definition television systems. Implementation of DTV service will impose substantial additional costs on television stations to provide the new service due to increased equipment costs. KOIN-TV in Portland, Oregon is presently required by the FCC to broadcast a digital TV signal by November 1999. The Company plans to start construction of a new tower and transmitter building for KOIN-TV in 1998 at a cost of approximately $2,500,000. The Company has not completed its assessment of the balance of the capital expenditures required or the benefits to the Company of converting to DTV. Consequently, the Company cannot at this time predict the impact this conversion will have on liquidity, capital resources, and results of operations.

The Company also is developing plans for a new production facility for the Journal-Star in Lincoln, Nebraska. The total cost is expected to be in excess of $20,000,000. The development is expected to take approximately 24 months and commence in fiscal 1998. The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds and the Company's revolving credit agreements.*

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 14 cents per share, an annual rate of 56 cents.

During the fiscal year ended September 30, 1997, the Company paid dividends of $24,173,000 or 38.5% of 1997's earnings from continuing operations. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under borrowing arrangements are not considered restrictive to payment of dividends.* Lee Common Stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee Common Stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last several years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where competitive conditions permit, increasing selling prices.

EMERGING ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share". This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Statement is effective for periods ending after December 15, 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

QUARTERLY RESULTS

The Company's largest source of publishing revenue, local run-of-press advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, local run-of-press advertising is higher in the first and third quarters. Newspaper classified advertising revenue (which includes real estate and automobile ads) and broadcasting revenue are lowest in January and February, which are included in our second fiscal quarter. *

Quarterly results of operations are summarized under Item 8 herein.

Item 8.  Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,
                                                                ---------------------------
                                                                  1997      1996      1995
                                                                ---------------------------
                                                                  (Dollars in Thousands)

ASSETS

Current Assets:
   Cash and cash equivalents ................................  $ 14,163  $ 19,267  $ 10,683
   Temporary investments ....................................        --        --       200
   Trade receivables, less allowance for doubtful
      accounts 1997 $4,600; 1996 $4,000;
      1995 $4,100 ...........................................    56,960    48,773    57,146
   Receivables from associated companies ....................     1,437     1,438     1,438
   Inventories ..............................................     3,716     3,668    18,355
   Program rights and other .................................    17,691    17,183    16,687
   Net assets of discontinued operations ....................        --    56,379        --
                                                               ----------------------------
              Total current assets ..........................    93,967   146,708   104,509
                                                               ----------------------------

Investments:
   Associated companies .....................................    12,185    11,488    10,754
   Other ....................................................    12,506    10,668     8,946
                                                               ----------------------------
                                                                 24,691    22,156    19,700
                                                               ----------------------------

Property and Equipment:
   Land and improvements ....................................    12,994    10,140    12,053
   Buildings and improvements ...............................    64,937    57,995    64,768
   Equipment ................................................   194,510   173,752   176,642
                                                               ----------------------------
                                                                272,441   241,887   253,463
   Less accumulated depreciation ............................   152,415   137,182   145,267
                                                               ----------------------------
                                                                120,026   104,705   108,196
                                                               ----------------------------

Intangibles and Other Assets:
   Intangibles ..............................................   404,481   246,061   321,014
   Other ....................................................     7,798     7,786     6,510
                                                               ----------------------------
                                                                412,279   253,847   327,524
                                                               ----------------------------
                                                               $650,963  $527,416  $559,929
                                                               ============================

See Notes to Consolidated Financial Statements.


                                                                         September 30,
                                                                -------------------------------
                                                                 1997         1996        1995
                                                                -------------------------------
                                                                     (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current maturities of long-term
      debt ..................................................   $177,561    $ 43,213    $ 47,978
   Accounts payable .........................................     23,429      15,369      24,155
   Compensation and other accruals ..........................     27,324      20,419      28,431
   Income taxes payable .....................................      4,754       4,738       2,656
   Unearned income ..........................................     15,840      14,038      13,307
                                                                --------------------------------
              Total current liabilities .....................    248,908      97,777     116,527
                                                                --------------------------------

Long-Term Debt, net of current maturities ...................     26,174      52,290      75,511
                                                                --------------------------------

Deferred Items:
   Retirement and compensation ..............................     13,948      11,611      11,632
   Income taxes .............................................     42,543      40,784      45,217
                                                                --------------------------------
                                                                  56,491      52,395      56,849
                                                                --------------------------------

Stockholders' Equity:
   Capital stock:
      Serial convertible preferred, no par value;
        authorized 500,000 shares; issued none
      Common, $2 par value; authorized
        60,000,000 shares; issued and outstanding
        1997 33,359,000 shares ..............................     66,719      68,578      68,396
      Class B, common, $2 par value; authorized
        30,000,000 shares; issued and outstanding
        1997 12,149,000 shares ..............................     24,298      25,466      26,336
   Additional paid-in capital ...............................     25,629      20,189      17,404
   Unearned compensation ....................................       (493)       (637)       (533)
   Retained earnings ........................................    203,237     211,358     199,439
                                                                --------------------------------
                                                                 319,390     324,954     311,042
                                                                --------------------------------
                                                                $650,963    $527,416    $559,929
                                                                ================================

CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended September 30,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  ------------------------------
                                                        (In Thousands Except
                                                          Per Share Data)
Operating revenue:
   Publishing:
      Daily newspapers:
        Advertising ...........................   $179,822   $169,151  $153,325
        Circulation ...........................     80,522     79,814    72,863
      Other ...................................     58,097     53,599    48,689
   Broadcasting ...............................    120,489    117,797   100,586
   Equity in net income of associated companies      7,756      7,008     8,277
                                                  -----------------------------
                                                   446,686    427,369   383,740
                                                  -----------------------------

Operating expenses:
   Compensation costs .........................    165,547    153,076   137,368
   Newsprint and ink ..........................     30,906     38,535    31,936
   Depreciation ...............................     17,175     16,236    11,965
   Amortization of intangibles ................     11,129     11,563     9,501
   Other ......................................    117,778    113,218   101,565
                                                  -----------------------------
                                                   342,535    332,628   292,335
                                                  -----------------------------

              Operating income ................    104,151     94,741    91,405
                                                  -----------------------------
Financial (income) expense:
   Interest expense ...........................      8,321      9,648    11,902
   Financial (income) .........................     (5,392)    (2,609)   (3,704)
                                                  -----------------------------
                                                     2,929      7,039     8,198
                                                  -----------------------------
              Income from continuing operations
              before taxes on income ..........    101,222     87,702    83,207

Income taxes ..................................     38,477     34,032    30,975
                                                  -----------------------------

              Income from continuing operations     62,745     53,670    52,232
                                                  -----------------------------

Discontinued operations:
   Income from discontinued operations, net of
      income tax effect .......................         --      7,725     6,227
   Gain (loss) on disposition of discontinued
      operations, net of income tax effect ....      1,485    (15,948)       --
                                                  -----------------------------
                                                     1,485     (8,223)    6,227
                                                  -----------------------------
              Net income ......................   $ 64,230   $ 45,447  $ 58,459
                                                  =============================

Weighted average number of shares .............     47,312     47,991    46,962
                                                  =============================

Earnings per share:
   Income from continuing operations ..........   $   1.33   $   1.12  $   1.11
   Income (loss) from discontinued operations .       0.03      (0.17)     0.13
                                                  -----------------------------
              Net income ......................   $   1.36   $   0.95  $   1.24
                                                  =============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Year Ended September 30,
                                             ----------------------------------------------------------------
                                                         Amount                             Shares
                                             -------------------------------    -----------------------------
                                                1997      1996        1995         1997      1996      1995
                                             -------------------------------    -----------------------------
                                                           (In Thousands Except Per Share Data)
Common Stock:
   Balance, beginning ...................    $ 68,578   $ 68,396    $ 32,130      34,289     34,198    32,130
      Conversion from Class B
        Common Stock ....................       1,131        862         252         565        431       252
      Stock split .......................          --         --      34,198          --         --        --
      Shares issued .....................         474        404       3,508         237        202     3,508
      Shares reacquired .................      (3,464)    (1,084)     (1,692)     (1,732)      (542)   (1,692)
                                             ----------------------------------------------------------------
   Balance, ending ......................    $ 66,719   $ 68,578    $ 68,396       33,359    34,289    34,198
                                             ================================================================

Class B Common Stock:
   Balance, beginning ...................    $ 25,466   $ 26,336    $ 13,390       12,733    13,168    13,390
      Conversion to Common
        Stock ...........................      (1,131)      (862)       (252)        (565)     (431)     (252)
      Stock split .......................          --         --      13,168
      Shares issued .....................          --         --          38           --        --        38
      Shares reacquired .................         (37)        (8)         (8)         (19)       (4)       (8)
                                             ----------------------------------------------------------------
   Balance, ending ......................    $ 24,298   $ 25,466    $ 26,336       12,149    12,733    13,168
                                             ================================================================

Additional Paid-In Capital:
   Balance, beginning ...................    $ 20,189   $ 17,404    $  6,497
      Shares issued .....................       5,440      2,785      58,273
      Common Stock split ................          --         --     (47,366)
                                             -------------------------------
   Balance, ending ......................    $ 25,629   $ 20,189    $ 17,404
                                             ===============================

Unearned Compensation:
   Balance, beginning ...................    $   (637)  $   (533)   $   (665)
      Restricted shares issued ..........        (405)      (637)       (496)
      Restricted shares canceled ........          59          4          24
      Amortization ......................         490        529         604
                                             -------------------------------
   Balance, ending ......................    $   (493)  $   (637)   $   (533)
                                             ===============================

Retained Earnings:
   Balance, beginning ...................    $211,358   $199,439    $190,578
      Net income ........................      64,230     45,447      58,459
      Cash dividends per share
        1997 $.52; 1996 $.48;
        1995 $.44 .......................     (24,173)   (22,603)    (20,295)
      Shares reacquired .................     (48,178)   (10,925)    (29,303)
                                             -------------------------------
   Balance, ending ......................    $203,237   $211,358    $199,439
                                             ===============================

Stockholders' Equity ....................    $319,390   $324,954    $311,042       45,508    47,022    47,366
                                             ================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended September 30,
                                                         --------------------------------
                                                           1997        1996       1995
                                                         --------------------------------
                                                                 (In Thousands)

Cash Provided by Operating Activities:
   Net income ........................................   $ 64,230    $ 45,447    $ 58,459
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................     29,581      32,159      25,974
      (Gain) loss on disposition of discontinued
        operations ...................................     (1,985)     14,563
      Distributions in excess of (less than) earnings
        of associated companies ......................       (696)       (734)        206
      Change in assets and liabilities, net of effects
        from business acquisitions:
        (Increase) in receivables ....................     (2,817)     (1,347)     (4,849)
        (Increase) decrease in inventories, program
            rights and other .........................      1,552         768      (4,717)
        Increase (decrease) in accounts payable,
            accrued expenses and unearned income .....      3,144      (9,446)      6,619
        Increase (decrease) in income taxes payable ..        516       2,067     (10,469)
        Other, primarily deferred items ..............      4,021       4,066       1,348
                                                         --------------------------------
              Net cash provided by operating
              activities .............................     97,546      87,543      72,571
                                                         --------------------------------

Cash (Required for) Investing Activities:
   Acquisitions ......................................   (188,689)         --     (41,609)
   Purchase of property and equipment ................    (16,342)    (18,796)    (17,435)
   Purchase of temporary investments .................         --        (200)       (200)
   Proceeds from maturities of temporary
      investments ....................................         --         400      38,859
   Proceeds from sale of subsidiary ..................     54,795          --          --
   Other .............................................     (1,838)     (2,089)     (1,509)
                                                         --------------------------------
              Net cash (required for) investing
              activities .............................   (152,074)    (20,685)    (21,894)
                                                         --------------------------------

Cash Provided by (Required for) Financing Activities:
   Purchase of common stock ..........................    (41,055)    (11,917)    (30,925)
   Cash dividends paid ...............................    (24,173)    (22,603)    (20,295)
   Proceeds from long-term borrowings ................         --          --      20,000
   Proceeds from short-term notes payable, net .......    130,000          --      15,000
   Principal payments on long-term borrowings ........    (21,219)    (26,209)    (45,069)
   Other .............................................      5,871       2,455       2,511
                                                         --------------------------------
              Net cash provided by (required for)
              financing activities ...................     49,424     (58,274)    (58,778)
                                                         --------------------------------

              Net increase (decrease) in cash and cash
              cash equivalents .......................     (5,104)      8,584      (8,101)

Cash and cash equivalents:
   Beginning .........................................     19,267      10,683      18,784
                                                         --------------------------------
   Ending ............................................   $ 14,163    $ 19,267    $ 10,683
                                                         ================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

The Company has two principal businesses: publishing and broadcasting. As of September 30, 1997, operating divisions and associated companies publish twenty-one daily and eleven weekly newspapers, thirty-nine classified and twenty-three specialty publications, and operate nine full-service network-affiliated television stations and seven satellite television stations.

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

Inventories: Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1997, 1996, and 1995 were less than replacement cost by $4,856,000, $5,087,000, and $4,896,000, respectively.

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

Property and equipment: Property and equipment is carried at cost. Equipment, except for printing presses and broadcast towers, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives in years are as follows:

                                                                 Years
                                                             --------------

     Buildings and improvements                                  5-25
     Publishing:
        Printing presses                                         15-20
        Other major equipment                                    3-11
     Broadcasting:
        Towers                                                   15-20
        Other major equipment                                    3-10

The Company capitalizes interest as part of the cost of constructing major facilities.

Intangibles: Intangibles include covenants not to compete, consulting agreements, customer lists, broadcast licenses and agreements, newspaper subscriber lists, and the excess costs over fair value of net assets of businesses acquired.

The excess costs over fair value of net tangible assets include $21,510,000 incurred prior to October 31, 1970, which is not being amortized. Excess costs related to specialty publications are being amortized over 10 to 15 year periods. Intangibles, representing non-compete covenants, consulting agreements, customer lists, broadcast licenses and agreements, and newspaper subscriber lists are being amortized over periods of 3 to 40 years. The remaining costs are being amortized over a period of 40 years. All intangibles are amortized by the straight-line method.

The Company reviews its intangibles and other long-lived assets annually to determine potential impairment. In performing the review, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. The amount of impairment is measured based upon projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds.

Unearned income: Unearned income arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

Advertising costs: Advertising costs, which are not material, are expensed as incurred.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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


Note 2.  Discontinued Operations

On January 17, 1997 the Company sold the capital stock of its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,900,000, net of selling expenses. The results for NAPP Systems Inc.'s operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheet as "net assets of discontinued operations" as of September 30, 1996.

Summary operating results of discontinued operations are as follows:

                                                   1997       1996     1995
                                                 ----------------------------
                                                        (In Thousands)

Revenue ......................................   $    --    $65,552   $59,448
Costs and expenses ...........................        --     51,040    47,421
                                                 ----------------------------
Income before income taxes ...................        --     14,512    12,027
Provision for income taxes ...................        --      6,787     5,800
                                                 ----------------------------
              Income, net of tax .............        --      7,725     6,227
                                                 ----------------------------
Gain (loss) on disposition before income taxes     1,985   (14,563)        --
Provision for income taxes ...................       500     1,385         --
                                                 ----------------------------
              Gain (loss) on disposition .....     1,485   (15,948)        --
                                                 ----------------------------
              Income (loss) from discontinued
              operations .....................   $ 1,485   $(8,223)   $ 6,227
                                                 ============================

Net assets of discontinued operations as of September 30, 1996 are as follows:

   Accounts receivable, net                                       $ 9,720
   Inventories                                                     12,606
   Other                                                              206
   Property and equipment, net                                      4,996
   Intangibles, net                                                52,777
                                                                  -------
                 Total                                             80,305
                                                                  -------
   Accrued loss on disposal                                        14,563
   Deferred income taxes                                            1,104
   Other liabilities                                                6,683
   Long-term debt                                                   1,427
   Deferred compensation                                              149
                                                                  -------
                                                                   23,926
                                                                  -------
                 Net assets of discontinued
                 operations                                       $56,379
                                                                  =======

Note 3.  Acquisitions

On September 8, 1997, the Company acquired, for cash, 100% of the outstanding stock of Southern Utah Media, Inc. (now known as The Pacific Northwest
Publishing Group, Inc.), Oregon News Media, Inc., and Nevada Media, Inc. (The Pacific Northwest Group). The Pacific Northwest Group publishes daily and weekly newspapers and classified publications. The total acquisition cost was $186,253,000. The excess of the total acquisition cost, over the fair value of the net assets acquired, was $166,916,000.

The acquisition has been accounted for as a purchase, and the results of operations of The Pacific Northwest Group since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the years ended September 30, 1997 and 1996, as though The Pacific Northwest Group had been acquired as of October 1, 1995 follows:

                                                                Year  Ended
                                                               September  30,
                                                             -------------------
                                                               1997      1996
                                                             -------------------
                                                                (In Thousands,
                                                                  Except Per
                                                                 Share Data)

Operating revenue ............................               $494,764   $476,714
Income from continuing operations ............                 60,224     49,920
Earnings per share, continuing operations ....                   1.27       1.04

The  above  amounts  reflect   adjustments  for   amortization  of  intangibles,
additional depreciation on revalued purchased assets, and imputed interest on borrowed funds.

On March 31, 1995, the Company issued 3,293,000 shares of common stock in exchange for 50.25% of the outstanding shares of Journal-Star Printing Co., a subsidiary which prior to the acquisition was 49.75% owned by the Company. The total acquisition cost over the fair value of the net assets acquired was $40,823,000.

The acquisition was accounted for as a purchase. The results of operations of 100% of the Journal-Star Printing Co. since the date of acquisition are included in the consolidated financial statements. Equity in net income was recorded for the Company's 49.75% interest in income through March 31, 1995.

On August 28, 1995, the Company acquired, for cash, 100% of the outstanding stock of SJL of Kansas Corp., the owner of two television stations in Wichita and Topeka, Kansas. The total acquisition cost was $51,100,000. The excess of the total acquisition cost over the fair value of the net assets acquired was $21,304,000.

The acquisition was accounted for as a purchase, and results of operations of SJL of Kansas Corp. since the date of acquisition are included in the consolidated financial statements.

The Company also acquired five classified or specialty publications in 1997 and four classified or specialty publications and a satellite television station in 1995.

The purchase price of business acquisitions was allocated as follows:

                                                                 Year Ended
                                                               September 30,
                                                             -----------------
                                                               1997      1995
                                                             -----------------
                                                               (In Thousands)

Noncash working capital acquired ..........................  $ 2,897   $ 1,723
Property and equipment ....................................   16,278    21,484
Intangibles ...............................................  169,554   108,890
Other long-term assets ....................................       10     6,370
Debt assumed ..............................................       --    (1,871)
Issuance of note payable ..................................      (50)   (2,315)
Deferred items ............................................       --   (22,682)
Common stock issued .......................................       --   (58,250)
                                                            ------------------
              Total cash purchase price ...................  188,689    53,349
Less equity interest in cash balance at date of
   acquisition ............................................       --   (11,740)
                                                            ------------------
                                                            $188,689  $ 41,609
                                                            ==================


Note 4.  Investments In Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper publishing company operating in Madison, Wisconsin, and interests in other ventures, including a direct marketing venture and a venture providing Internet assistance to newspapers. The Company had, until March 31, 1995 (see
Note 3), an effective 50% ownership interest in Journal-Star Printing Co., a newspaper publishing company in Lincoln, Nebraska.

Summarized financial information of the associated companies is as follows:

   Combined Associates                                  1997     1996     1995
-------------------------------------------------------------------------------
                                                           (In Thousands)
ASSETS

Current assets ..................................... $ 23,854 $ 23,470 $ 22,873
Investments and other assets .......................    5,700    3,912    3,865
Property and equipment, net ........................    9,730    6,741    6,359
                                                     --------------------------
                                                     $ 39,284 $ 34,123 $ 33,097
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ...............................  $ 14,792 $ 11,778 $ 12,180
Long-term debt ....................................       435      515      590
Stockholders' equity ..............................    24,057   21,830   20,327
                                                     --------------------------
                                                     $ 39,284 $ 34,123 $ 33,097
                                                     ==========================

Revenue ...........................................  $ 79,677 $ 73,016 $ 85,421
Income before depreciation, amortization, interest,
   and income taxes ...............................    26,895   23,663   27,159
Operating income ..................................    24,732   21,962   25,104
Net income ........................................    15,517   14,016   16,076

Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                                    1997       1996        1995
                                                  ------------------------------
                                                         (In Thousands)

Share of:
   Stockholders' equity ................          $ 12,028   $ 10,915   $ 10,164
   Undistributed earnings ..............            11,568     10,574      9,946

Note 5.  Debt

At September 30, 1997 the Company had $145,000,000 of borrowings under a $200,000,000 unsecured revolving loan agreement with a bank group which terminates in September 1998. Interest rates float at rates specified in the agreement.

The Company has long-term obligations, net of current maturities, as follows:

                                                           September 30,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    ----------------------------
                                                           (In Thousands)
Insurance company senior notes payable,
   effective rate of 9.96%, $25,000,000
   due January 1999 .............................   $ 25,000  $ 50,000  $ 50,000
Bank term loan ..................................         --        --    20,000
Program contracts, noninterest bearing, due
   through 1999 .................................      1,174     2,290     2,763
Other ...........................................         --        --     2,748
                                                    ----------------------------
                                                    $ 26,174  $ 52,290  $ 75,511
                                                    ============================

Aggregate maturities during the next two years are $32,561,000 and $26,174,000. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

Note 6.  Retirement and Compensation Plans

Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $10,300,000 in 1997, $11,200,000 in 1996, and $9,200,000 in 1995.

Note 7.  Common Stock and Class B Common Stock

Class B Common Stock has ten votes per share on all matters and generally votes as a class with Common Stock (which has one vote per share). The transfer of Class B Common Stock is restricted; however, Class B Common Stock is at all times convertible into shares of Common Stock on a share-for-share basis. Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. All outstanding Class B Common Stock converts to Common Stock when the shares of Class B Common Stock total less than 5,600,000 shares.

Note 8.  Stock Option, Restricted Stock, and Stock Purchase Plans

At September 30, 1997, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or the stock purchase plans. Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                               1997       1996
                                                          ----------------------
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)

Net income:
   As reported .......................................        $64,230    $45,447
   Pro forma .........................................         63,180     44,919

Earnings per share:
   As reported .......................................           1.36       0.95
   Pro forma .........................................           1.34       0.94

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after October 1, 1995.

Stock option and restricted stock plans:

The Company has reserved 5,958,000 shares of common stock for issuance to key employees under incentive and nonstatutory stock option plans and a restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996, respectively: dividend rate of 2.22% for all years; price volatility of 16.5% and 19.5%; risk-free interest rates based upon the life of the option ranging from 5.89% to 6.67% and 5.46% to 6.55%; and expected lives based upon the life of the option ranging from 3.1 to 8 years and 4.9 to 8 years.

A summary of the stock option plans is as follows:

                                                        Number of Shares
                                               ---------------------------------
                                                 1997        1996         1995
                                               ---------------------------------
                                                       (In Thousands)

Under option, beginning of year .........       2,279        2,220        2,406
   Granted ..............................         155          241          192
   Terminated and canceled ..............          (8)          (3)         (10)
   Exercised ............................        (917)        (179)        (368)
                                               --------------------------------
Under option, end of year ...............       1,509        2,279        2,220
                                               ================================

Options exercisable, end of year ........       1,192        1,861        1,778
                                               ================================


                                                          Average Price
                                               ---------------------------------
                                                  1997       1996        1995
                                               ---------------------------------

Granted during the year ................       $  22.20   $   19.96   $   16.66
Exercised during the year ..............          13.64       12.64       11.45
Under option, end of year ..............          15.82       14.52       13.79
Weighted-average fair value per
   option of options granted ...........           5.71        5.47

A further summary of options outstanding as of September 30, 1997 is as follows:

                         Options Outstanding
                 ------------------------------------
                                Weighted-
                                Weighted-                  Options Exercisable
                                Average               --------------------------
                    Number     Remaining    Weighted-   Number       Weighted-
                 Outstanding  Contractual    Average  Exercisable     Average
   Range of          (In          Life      Exercise     (In         Exercise
Exercise Prices   Thousands)   (In Years)    Price     Thousands)      Price
--------------------------------------------------------------------------------

  $11 to $14         422         3.2        $  11.51      422 $        11.51
  $15 to $20         928         5.5           16.71      727          16.14
  $20 to $24         140         8.0           21.50       26          21.49
  $24 to $26          16         5.0           25.60       15          25.58
  $28 to $29           3         3.8           28.69        2          28.70
                   -----                                -----
                   1,509         5.0           15.82    1,192          14.77
                   -----                                -----

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 1997, 1996, and 1995, the Company granted 18,000, 32,000, and 69,000 shares, respectively, of restricted stock to employees. As of September 30, 1997, 96,000 shares of restricted stock were outstanding.

At September 30, 1997, 4,449,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan:

The Company has 1,388,000 additional shares of common stock available for issuance pursuant to a non-officer employee stock purchase plan. April 30, 1998 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant. The weighted-average fair value per share of purchase rights granted in 1997 and 1996, computed using the Black-Scholes option-pricing model, was $5.28 and $4.92, respectively.

In 1997,  1996,  and 1995  employees  purchased  106,000,  124,000,  and 109,000 shares, respectively, at a per share price of $19.02 in 1997, $15.26 in 1996, and $14.90 in 1995.

Note 9.  Income Tax Matters

Components of income tax expense consist of the following:

                                                        Year Ended September 30,
                                                       -------------------------
                                                        1997      1996     1995
                                                       -------------------------
                                                            (In Thousands)
Paid or payable on currently taxable income:
   Federal .........................................   $32,188  $32,965  $29,031
   State ...........................................     6,595    6,541    5,948
Net increase due to deferred income taxes ..........       194    2,698    1,796
                                                       -------------------------
                                                       $38,977  $42,204  $36,775
                                                       =========================

The total tax provision has been allocated to the following financial statement items:

                                                        Year Ended September 30,
                                                       -------------------------
                                                         1997    1996     1995
                                                       -------------------------
                                                            (In Thousands)

Income from continuing operations ..................   $38,477  $34,032  $30,975
Discontinued operations:
   Income from discontinued operations .............        --    6,787    5,800
   Disposition of discontinued operations ..........       500    1,385       --
                                                       -------------------------
                                                       $38,977  $42,204  $36,775
                                                       =========================

Income tax expense for the years ended September 30, 1997, 1996, and 1995 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                          % of Pre-Tax Income
                                                         -----------------------
                                                         1997     1996     1995
                                                         -----------------------

Computed "expected" income tax expense .............     35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit .....      4.4      4.4      4.4
Net income of associated companies taxed at dividend
   rates ...........................................     (2.4)    (2.5)    (3.1)
Goodwill amortization ..............................      1.7      2.0      1.7
Other ..............................................     (0.7)    (0.1)    (0.8)
                                                         -----------------------
                                                         38.0%    38.8%    37.2%
                                                         =======================

Foreign taxes are not material.

Net deferred tax liabilities consist of the following components as of September 30, 1997, 1996, and 1995:

                                                         1997    1996      1995
                                                       -------------------------
                                                            (In Thousands)

Deferred tax liabilities:
   Property and equipment ...........................  $ 9,409  $ 9,054  $ 8,607
   Equity in undistributed earnings of affiliates ...      903      897      883
   Deferred gain on sale of broadcast properties ....    3,308    3,308    3,308
   Identifiable intangible assets ...................   32,319   32,409   36,179
   Other ............................................    3,334    2,657    2,303
                                                       -------------------------
                                                        49,273   48,325   51,280
                                                       -------------------------
Deferred tax assets:
   Accrued compensation .............................    7,950    7,290    7,501
   Receivable allowance .............................    1,976    1,774    1,550
   Loss carryforwards acquired ......................    7,961    9,147   10,544
   Capital loss carryforward ........................    5,752    5,752       --
   Other ............................................    2,135    2,155    2,654
                                                       -------------------------
                                                        25,774   26,118   22,249
   Less, valuation allowance ........................   12,652   12,652   10,263
                                                       -------------------------
                                                        13,122   13,466   11,986
                                                       -------------------------
                                                       $36,151  $34,859  $39,294
                                                       =========================

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1997, 1996, and 1995 as follows:

                                                   1997       1996       1995
                                                 -------------------------------
                                                         (In Thousands)

Current assets ...............................   $  6,392   $  5,925   $  5,923
Noncurrent liabilities .......................    (42,543)   (40,784)   (45,217)
                                                 -------------------------------
                                                 $(36,151)  $(34,859)  $(39,294)
                                                 ===============================

The Company provided a valuation allowance of $5,752,000 during 1996 due to limitations imposed by the tax laws on the Company's ability to realize the benefit of the capital loss carryforward related to the disposal of NAPP Systems Inc. In addition, as a result of the operations of SJL of Kansas Corp. (SJL) management has determined that the valuation allowance related to the acquired operating loss carryforward should be reduced to $6,900,000 from the original reserve of $10,263,000 with a corresponding $3,363,000 reduction to goodwill. As of September 30, 1997 the SJL net operating loss carryforward was approximately $20,000,000 and will expire in varying amounts from 1999 to 2010.

Note 10.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary investments, receivables, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments is as follows: $8,688,000 of debt and equity securities in a deferred compensation trust are carried at fair value based upon quoted market prices and $3,818,000 of equity securities, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

                                                          Carrying
                                                           Amount     Fair Value
                                                          ----------------------
                                                             (In Thousands)
 September 30:
     1997 ...............................                 $203,735    $204,603
     1996 ...............................                   95,503      97,672
     1995 ...............................                  123,489     127,723



Note 11.  Pending Accounting Changes

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share". This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Statement is effective for periods ending after December 15, 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

Note 12.  Line of Business Information

                                                     Year Ended September 30,
                                                  -----------------------------
                                                    1997      1996       1995
                                                  -----------------------------
                                                        (In Thousands)
Revenue:
   Publishing:
      Wholly-owned properties ..................  $318,441  $302,564   $274,877
      Equity in net income of associated
         companies .............................     7,756     7,008      8,277
   Broadcasting ................................   120,489   117,797    100,586
                                                  -----------------------------
              Total revenue ....................  $446,686  $427,369   $383,740
                                                  =============================

Operating income:
   Publishing ..................................  $ 96,621  $ 82,695   $ 76,643
   Broadcasting ................................    22,262    22,953     26,934
   Corporate and other .........................   (14,732)  (10,907)   (12,172)
                                                  -----------------------------
              Total operating income ...........  $104,151  $ 94,741   $ 91,405
                                                  =============================

Identifiable assets:
   Publishing ..................................  $413,834  $226,097   $229,765
   Broadcasting ................................   195,567   198,441    211,652
   Graphic arts (discontinued operations) ......        --    56,379     87,880
   Corporate ...................................    41,562    46,499     30,632
                                                  -----------------------------
              Total identifiable assets ........  $650,963  $527,416   $559,929
                                                  =============================

Depreciation:
   Publishing ..................................  $  9,054  $  8,063   $  7,041
   Broadcasting ................................     7,432     7,309      4,388
   Corporate ...................................       689       864        536
                                                  -----------------------------
              Total depreciation ...............  $ 17,175  $ 16,236   $ 11,965
                                                  =============================

Amortization of intangibles:
   Publishing ..................................  $  6,902  $  6,505   $  5,746
   Broadcasting ................................     4,227     5,058      3,755
                                                  -----------------------------
              Total amortization of intangibles   $ 11,129  $ 11,563   $  9,501
                                                  =============================

Capital expenditures:
   Publishing ..................................  $  8,834  $ 11,018   $  9,875
   Broadcasting ................................     6,516     6,948      7,141
   Graphic arts (discontinued operations) ......        --        290        63
   Corporate ...................................       992       540        356
                                                  -----------------------------
              Total capital expenditures .......  $ 16,342  $ 18,796   $ 17,435
                                                  =============================

Note 13.  Other Information

Balance sheet information:

   Inventories consist of the following:

                                                        September 30,
                                                ------------------------------
                                                  1997       1996       1995
                                                ------------------------------
                                                         (In Thousands)

Newsprint ....................................  $  3,716   $  3,668   $  3,634
Graphic arts products:
   Raw material ..............................        --         --      7,554
   Finished goods ............................        --         --      7,167
                                                ------------------------------
                                                $  3,716   $  3,668   $ 18,355
                                                ==============================

Program rights and other consist of the
following:

Program rights ..............................   $  7,020   $  6,577   $  6,793
Deferred income taxes .......................      6,392      5,925      5,923
Other .......................................      4,279      4,681      3,971
                                                ------------------------------
                                                $ 17,691   $ 17,183   $ 16,687
                                                ==============================
Intangibles consist of the following:

Goodwill ....................................   $325,758   $194,746   $268,945
Less, accumulated amortization ..............     55,303     50,240     64,185
                                                ------------------------------
                                                 270,455    144,506    204,760
                                                ------------------------------

Non-compete covenants and consulting
   agreements ...............................     26,314     25,739     25,739
Less, accumulated amortization ..............     21,201     18,859     15,811
                                                ------------------------------
                                                   5,113      6,880      9,928
                                                ------------------------------

Customer lists, broadcasting licenses and
   agreements and newspaper subscriber lists .   154,444    116,472    124,472
                                                  25,531     21,797     18,146
                                                ------------------------------
                                                 128,913     94,675    106,326
                                                ------------------------------
                                                $404,481   $246,061   $321,014
                                                ==============================

Compensation and other accruals consist of the following:

                                                             September 30,
                                                       -------------------------
                                                        1997      1996     1995
                                                       -------------------------
                                                            (In Thousands)

Compensation ........................................  $12,029  $ 8,156  $10,355
Deferred compensation, current portion ..............       --       96    1,394
Vacation pay ........................................    4,080    3,946    4,824
Retirement and stock purchase plans .................    4,708    2,930    2,941
Interest ............................................    1,639    1,429    1,834
Other ...............................................    4,868    3,862    7,083
                                                        ------------------------
                                                        $27,324 $20,419  $28,431
                                                        ========================

Cash flows information:

                                                       Year Ended September 30,
                                                     ---------------------------
                                                      1997       1996      1995
                                                     ---------------------------
                                                           (In Thousands)

Cash payments for:
   Interest ......................................   $ 8,111   $10,052   $12,433
                                                     ===========================

   Income taxes ..................................   $40,767   $41,021   $45,294
                                                     ===========================

Program rights were acquired by issuing
   long-term contracts as follows ................   $ 7,300   $ 7,700   $ 6,000
                                                     ===========================

Issuance of restricted common stock, net .........   $   244   $   590   $   334
                                                     ===========================

Change in tax contingency estimates:
   Reduction in goodwill .........................   $    --   $ 3,363   $    --
                                                     ===========================

   Reduction in deferred income taxes ............   $    --   $ 3,363   $    --
                                                     ===========================

Change in purchase accounting estimates:
   Reduction in identified intangibles ...........   $    --   $ 8,000   $    --
   Additional long-term debt .....................        --        16        --
                                                     ---------------------------
                                                     $    --  $  8,016   $    --
                                                     ===========================

Reduction in deferred income taxes ...............   $    --  $  2,666   $    --
Increase in goodwill .............................        --     4,085        --
Increase in other long-term assets ...............        --     1,265        --
                                                     ---------------------------
                                                     $    --  $  8,016   $    --
                                                     ===========================

Accounts payable for stock acquired ..............   $10,926  $     --   $    --
                                                     ===========================

Proceeds from sale of NAPP Systems Inc.,
   net of selling costs ..........................   $55,914  $     --   $    --
   Less cash retained ............................    (1,119)       --        --
                                                     ---------------------------
              Proceeds from sale of subsidiary ...   $54,795  $     --   $    --
                                                     ===========================

                               SUPPLEMENTARY DATA
                          QUARTERLY RESULTS (UNAUDITED)

                                                         4th       3rd        2nd        1st
                                                      -----------------------------------------
                                                        (In Thousands Except Per Share Data)
1997 Quarter:
   Operating revenue ..............................   $112,538   $112,693   $101,787   $119,668
                                                      =========================================

   Income from continuing operations ..............   $ 14,638   $ 17,759   $ 11,240   $ 19,108
   Income from discontinued
      operations ..................................         --        485      1,000         --
                                                      -----------------------------------------
              Net income ..........................   $ 14,638   $ 18,244   $ 12,240   $ 19,108
                                                      =========================================

   Earnings per common and common equivalent share:
      Income from continuing operations ...........   $   0.31   $   0.38   $   0.24   $   0.40
      Income from discontinued
        operations ................................         --       0.01       0.02         --
                                                      -----------------------------------------
              Net income ..........................   $   0.31   $   0.39   $   0.26   $   0.40
                                                      =========================================

1996 Quarter:
   Operating revenue ..............................   $107,129   $109,499   $ 99,960   $110,781
                                                      =========================================

   Income from continuing operations ..............   $ 14,513   $ 15,381   $  9,084   $ 14,692
   Income (loss) from discontinued
      operations ..................................    (12,856)     1,664      1,721      1,248
                                                      -----------------------------------------
              Net income ..........................   $  1,657   $ 17,045   $ 10,805   $ 15,940
                                                      =========================================

   Earnings per common and common equivalent share:
      Income from continuing operations ...........   $   0.30   $   0.32   $   0.19   $   0.30
      Income (loss) from discontinued
        operations ................................      (0.27)      0.03       0.04       0.03
                                                      -----------------------------------------
              Net income ..........................   $   0.03   $   0.35   $   0.23   $   0.33
                                                      =========================================

1995 Quarter:
   Operating revenue ..............................   $ 99,150   $101,313   $ 84,849   $ 98,428
                                                      =========================================

   Income from continuing operations ..............   $ 11,925   $ 14,315   $  9,941   $ 16,051
   Income from discontinued operations ............      2,157      2,120      1,175        775
                                                      -----------------------------------------
              Net income ..........................   $ 14,082   $ 16,435   $ 11,116   $ 16,826
                                                      =========================================

   Earnings per common and common equivalent share:
      Income from continuing operations ...........   $   0.25   $   0.30   $   0.22   $   0.35
      Income from discontinued operations .........       0.04       0.04       0.03       0.02
                                                      -----------------------------------------
              Net income ..........................   $   0.29   $   0.34   $   0.25   $   0.37
                                                      =========================================

Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure

Not applicable.


                                    PART III

The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

                                                                     Page Number
                                                                     -----------
(a) 1.  Financial Statements

        Independent Auditor's Report and Consent

        Financial Statements

          Consolidated balance sheets as of
            September 30, 1997, 1996, and 1995
          Consolidated statements of income years ended
            September 30, 1997, 1996, and 1995
          Consolidated statements of stockholders' equity
            years ended September 30, 1997, 1996, and 1995
          Consolidated statements of cash flows years ended
            September 30, 1997, 1996, and 1995
          Notes to consolidated financial statements

(a) 2.    Financial statements schedule

          Schedule

            II - Valuation and qualifying accounts years ended
                   September 30, 1997, 1996, and 1995

            All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

(a) 3.    Exhibits (listed by numbers corresponding to the
            Exhibit Table of Item 601 in Regulation S-K).

          11 Computation of earnings per share years ended
               September 30, 1997, 1996, and 1995
          21 Subsidiaries
          24 Power of Attorney

 (b) The following reports on Form 8-K were filed for the three months ended September 30, 1997.
         Date of Report:  July 28, 1997
            Item 5:  Announce the signing of the letter of intent to purchase
               The Pacific Northwest Publishing Group
            Financial statements filed:  none
         Date of Report:  September 8, 1997
            Item 2:  Announce completion of the transaction to purchase
               The Northwest Publishing Group
               Financial Statements filed:  none

                                    * * * * *

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1991) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-56652 (filed June 17, 1976), 2-58393 (filed March 11, 1977), 2-77121 (filed April 22,
1982),  33-19725 (filed January 20, 1988),  33-46708 (filed March 31, 1992), and
333-6435 and 333-6433 (filed June 20, 1996).

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

                          INDEPENDENT AUDITOR'S REPORT
                                   AND CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1997, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1997, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

In our opinion, schedules included in this Annual Report on Form 10-K for the year ended September 30, 1997, present fairly the information set forth therein, in conformity with generally accepted accounting principles.

We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 2-56652, No. 2-77121, No. 2-58393, No. 33-19725, No. 33-46708, No.
333-6435 and No. 333-6433 and in the related Prospectuses of our report dated November 3, 1997 with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference and the schedule included in this Annual Report on Form 10-K for the year ended September 30, 1997 and to the reference to us under the heading "Experts" in such Prospectuses.



/s/ McGLADREY & PULLEN, LLP



Davenport, Iowa
November 3, 1997

                          LEE ENTERPRISES, INCORPORATED
                          AND WHOLLY-OWNED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                              Column A      Column B     Column C     Column D     Column E
                                                                         (1)

                              Balance at    Additions     Charged     Deduction      Balance
                              Beginning      Charged     to Other       from       at Close
          Description         of Period     to Income    Accounts     Reserves     of Period
--------------------------------------------------------------------------------------------
Allowance for doubtful
   accounts:
   For the year ended
      September 30, 1997 ...  $   4,000      $ 2,934   $     428 (4)  $ 2,762      $ 4,600

   For the year ended
      September 30, 1996 ...      4,100        2,560        (375)       2,285        4,000

   For the year ended
      September 30, 1995 ...      4,100        1,525         408        1,933        4,100


(1) Represents accounts written off as uncollectible, net of recoveries which are immaterial.

(2) Balance upon consolidation of Journal-Star Printing Company's 49.75% previously owned and acquisition of 50.25% interest and acquisition of SJL of Kansas, Corp.

(3)  Balance upon disposal of NAPP Systems Inc.

(4)  Balance upon acquisition of 100% of The Pacific Northwest Group.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1997                        LEE ENTERPRISES, INCORPORATED


/s/ Richard D. Gottlieb                        /s/ Larry L. Bloom
--------------------------------------         ---------------------------------
Richard D. Gottlieb, President                 Larry L. Bloom,
Chief Executive Officer, and                   Senior Vice-President of Finance,
Director                                       Treasurer and Chief Financial
                                               Officer

                                               /s/ G.C. Wahlig
                                               ---------------------------------
                                               G. C. Wahlig,
                                               Vice President of Finance and
                                               Chief Accounting Officer

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1997 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      Signature                                        Title                               Date

/s/ Lloyd G. Schermer                            Chairman of the
Lloyd G. Schermer                                Board of Directors               November 18, 1997


/s/ J. P. Guerin
J. P. Guerin                                     Director                         November 18, 1997


/s/ Phyllis Sewell
Phyllis Sewell                                   Director                         November 18, 1997


/s/ Mark Vittert
Mark Vittert                                     Director                         November 18, 1997


/s/ Ronald L. Rickman
Ronald L. Rickman                                Director                         November 18, 1997


/s/ Richard W. Sonnenfeldt
Richard W. Sonnenfeldt                           Director                         November 18, 1997


/s/ Rance E. Crain
Rance E. Crain                                   Director                         November 18, 1997


/s/ Charles E. Rickershauser, Jr.
Charles E. Rickershauser, Jr.                    Director                         November 18, 1997


/s/ Andrew E. Newman
Andrew E. Newman                                 Director                         November 18, 1997