Form 10-Q
period 1997-12-31
LEE ENTERPRISES INC
filed 1998-02-04
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]  Quarterly Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For Quarter Ended December 31, 1997

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                          Commission File Number 1-6227

                          Lee Enterprises, Incorporated
                          -----------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


               Class                            Outstanding At December 31, 1997
---------------------------------------         --------------------------------

Common Stock, $2.00 par value                               33,114,472
Class "B" Common Stock, $2.00 par value                     12,017,227

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

                                                       1997         1996
-------------------------------------------------------------------------
Three Months Ended December 31: ..................        (Unaudited)
   Operating revenue:
      Publishing:
        Daily newspapers:
           Advertising ...........................   $ 52,005    $ 48,293
           Circulation ...........................     20,791      20,194
        Other ....................................     25,059      13,888
      Broadcasting ...............................     31,255      35,381
      Equity in net income of associated companies      2,149       1,912
                                                     --------------------
                                                      131,259     119,668
                                                     --------------------

   Operating expenses:
      Compensation costs .........................     47,668      41,323
      Newsprint and ink ..........................     10,562       7,964
      Depreciation ...............................      4,620       3,981
      Amortization of intangibles ................      4,456       2,703
      Other ......................................     33,855      31,285
                                                     --------------------
                                                      101,161      87,256
                                                     --------------------

              Operating income ...................     30,098      32,412
                                                     --------------------

   Financial (income) expense, net
      Financial (income) .........................       (530)       (544)
      Financial expense ..........................      3,706       1,742
                                                     --------------------
                                                        3,176       1,198
                                                     --------------------

              Income before taxes on income ......     26,922      31,214
   Income taxes ..................................     10,338      12,106
                                                     --------------------
              Net income .........................   $ 16,584    $ 19,108
                                                     ====================

   Average outstanding shares:
      Basic ......................................     45,316      46,869
                                                     ====================
      Diluted ....................................     46,025      47,755
                                                     ====================

   Earnings per share:
      Basic ......................................   $   0.37    $   0.41
                                                     ====================
      Diluted ....................................   $   0.36    $   0.40
                                                     ====================

   Dividends per share ...........................   $   0.14    $   0.13
                                                     ====================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     December 31,  September 30,
ASSETS                                                   1997          1997
--------------------------------------------------------------------------------
                                                             (Unaudited)

Cash and cash equivalents ............................   $ 23,147   $ 14,163
Accounts receivable, net .............................     64,496     58,397
Newsprint inventory ..................................      2,011      3,716
Program rights and other .............................     15,357     17,691
                                                         -------------------
              Total current assets ...................    105,011     93,967

Investments ..........................................     24,260     24,691
Property and equipment, net ..........................    119,854    120,026
Intangibles and other assets .........................    407,820    412,279
                                                         -------------------
                                                         $656,945   $650,963
                                                         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities ..................................   $256,397   $248,908
Long-term debt, less current maturities ..............     25,800     26,174
Deferred items .......................................     56,371     56,491
Stockholders' equity .................................    318,377    319,390
                                                         -------------------
                                                         $656,945   $650,963
                                                         ===================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Three Months Ended December 31:                                    1997       1996
------------------------------------------------------------------------------------
                                                                     (Unaudited)
Cash Provided by Operations:
   Net income .................................................  $ 16,584   $ 19,108
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization ...........................     9,076      7,743
      Distributions in excess of current earnings of associated
        companies .............................................     1,813      1,844
      Other balance sheet changes .............................     3,282     11,109
                                                                 -------------------
              Net cash provided by operations .................    30,755     39,804
                                                                 -------------------

Cash (Required for) Investing Activities:
   Purchase of property and equipment .........................    (4,347)    (4,302)
   Other ......................................................       (95)      (437)
                                                                 -------------------
              Net cash (required for) investing activities ....    (4,442)    (4,739)
                                                                 -------------------

Cash (Required for) Financing Activities:
   Purchase of Lee Common Stock ...............................   (22,482)    (9,115)
   Proceeds (payments) on short-term notes payable, net .......     5,000    (15,000)
   Other ......................................................       153        373
                                                                 -------------------
              Net cash (required for) financing activities ....   (17,329)   (23,742)
                                                                 -------------------

              Net increase in cash and cash equivalents .......     8,984     11,323

Cash and cash equivalents:
   Beginning ..................................................    14,163     19,267
                                                                 -------------------
   Ending .....................................................  $ 23,147   $ 30,590
                                                                 ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1997 and the results of operations and cash flows for the three-month periods ended December 31, 1997 and 1996.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows:

                                                             Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                             1997        1996
                                                           ---------------------
                                                              (In Thousands)
                                                                (Unaudited)

Revenues .............................................     $ 21,785     $ 19,777
Operating expenses, except depreciation and
  amortization .......................................       14,245       13,190
Income before depreciation and amortization, interest,
  and taxes ..........................................        7,540        6,587
Depreciation and amortization ........................          712          501
Operating income .....................................        6,828        6,086
Financial income .....................................          333          317
Income before income taxes ...........................        7,161        6,403
Income taxes .........................................        3,885        2,578
Net income ...........................................        4,276        3,825


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                             Three Months Ended
                                                                 December 31,
                                                             -------------------
                                                               1997       1996
                                                             -------------------
                                                                (In Thousands)
                                                                 (Unaudited)

(Increase) in receivables ..............................     $ (7,536) $ (8,663)
Decrease in inventories, film rights and other .........        2,452     4,355
Increase (decrease) in accounts payable, accrued
   expenses and unearned income ........................         (855)    5,161
Increase in income taxes payable .......................        9,311    11,085
Other ..................................................          (90)     (829)
                                                             ------------------
                                                             $  3,282  $ 11,109
                                                             ==================

Note 4.  Change in Accounting Principles

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is vary similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

Note 5.  Subsequent Event

The Company has established the terms of a private placement of $185,000,000 of long-term debt. The proceeds will be used to repay the notes associated with the Pacific Northwest Publishing Group acquisition and for general corporate purposes. It is anticipated the funds will be received on or before March 31, 1998. The debt will have an average maturity of nine years and a weighted average interest rate of 6.37%. Covenants under the loan agreement are not expected to be restrictive to operations or stockholder dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results:

                                                Three Months Ended December 31,
                                               ---------------------------------
                                                 1997        1996        1996
                                               ---------------------------------
                                                (Dollar Amounts In   (Pro Forma)
                                                 Thousands, Except
                                                  Per Share Data)

Revenue ....................................   $131,259    $119,668    $133,081
   Percent change ..........................       9.7%
   Percent change - pro forma ..............     (1.4)%

Income before depreciation and amortization,
   interest and taxes (EBITDA) .............   $ 39,174    $ 39,096    $ 43,251
   Percent change ..........................       0.2%
   Percent change - pro forma ..............     (9.4)%

Operating income ...........................   $ 30,098    $ 32,412    $ 34,474
   Percent change ..........................     (7.1)%
   Percent change - pro forma ..............    (12.7)%

Net income .................................   $ 16,584    $ 19,108    $ 18,503
   Percent change ..........................    (13.2)%
   Percent change - pro forma ..............    (10.4)%

Earnings per share:
   Basic ...................................   $   0.37    $   0.41    $   0.40
      Percent change .......................     (9.8)%
      Percent change - pro forma ...........     (7.5)%
   Diluted .................................       0.36        0.40        0.39
      Percent change .......................    (10.0)%
      Percent change - pro forma ...........     (7.7)%

Operations by line of business are as follows:

                                                Three Months Ended December 31,
                                               ---------------------------------
                                                1997         1996         1996
                                               ---------------------------------
                                                  (In Thousands)     (Pro Forma)

Revenue:
   Publishing ..............................   $100,004    $ 84,287    $ 97,700
   Broadcasting ............................     31,255      35,381      35,381
                                               --------------------------------
                                               $131,259    $119,668    $133,081
                                               ================================

Income before depreciation and amortization,
   interest, and taxes (EBITDA):
   Publishing ...............................  $ 34,706    $ 30,119    $ 34,274
   Broadcasting .............................     8,423      12,925      12,925
   Corporate ................................    (3,955)     (3,948)     (3,948)
                                               --------------------------------
                                               $ 39,174    $ 39,096    $ 43,251
                                               ================================

Operating income:
   Publishing ...............................  $ 28,610    $ 26,387    $ 28,449
   Broadcasting .............................     5,680      10,122      10,122
   Corporate and other ......................    (4,192)     (4,097)     (4,097)
                                               --------------------------------
                                               $ 30,098    $ 32,412    $ 34,474
                                               ================================

Capital expenditures:
   Publishing ...............................  $  2,631    $  1,567
   Broadcasting .............................     1,450       2,528
   Corporate ................................       266         207
                                               --------------------
                                               $  4,347    $  4,302
                                               ====================

There were no significant non-recurring items during the quarter.

PUBLISHING

The following daily newspaper revenue information is presented on a pro forma basis to include The Pacific Northwest Group as if the acquisitions had occurred October 1, 1996.

Pro forma wholly-owned daily newspaper advertising revenue increased $1,856,000, 3.7%. Advertising revenue from local merchants decreased $(119,000), (.4%). Local "run-of-press" advertising decreased $(710,000), (3.3%), as a result of a (5.2%) decrease in advertising inches. Local preprint revenue increased $591,000, 6.1%. Classified advertising revenue increased $1,857,000, 13.1%, as a result of higher averages rates and a 5.3% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue increased $99,000, .5%, as a result of higher rates which offset a 1.7% decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                               1997        1996
                                                             -------------------
                                                                (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ....................   $  5,815   $  5,462
   Acquired since September 30, 1996 .....................     10,727         --
Commercial printing:
   Properties owned for entire period ....................      3,579      3,998
   Acquired since September 30, 1996 .....................        241         --
Products delivered outside the newspaper:
   Properties owned for entire period ....................      2,574      2,382
   Acquired since September 30, 1996 .....................          4         --
Editorial service contracts ..............................      2,119      2,046
                                                             -------------------
                                                             $ 25,059   $ 13,888
                                                             ===================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1997     1996
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      33.0     32.0
Newsprint and ink ..........................................      10.6      9.5
Other operating expenses ...................................      21.7     22.8
                                                                 ---------------
                                                                  65.3     64.3
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    34.7     35.7
Depreciation and amortization ................................     6.1      4.4
                                                                 ---------------
Operating margin wholly-owned properties .....................    28.6%    31.3%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $1,739,000, 3.2%. Compensation expense increased $1,175,000, 4.4%, due primarily to increase in average compensation. Newsprint and ink costs increased $914,000, 11.5%, due to higher prices for newsprint. Other operating costs exclusive of depreciation and amortization decreased $(350,000), (1.9%). BROADCASTING

Revenue for the quarter decreased $(4,126,000), (11.7%), as political advertising decreased $(4,849,000), (90.4%), and local/regional/national advertising increased $763,000, 2.9%. Production revenue and revenues from other services decreased $(89,000), (3.7%). Advertising revenue growth may be favorably affected in the second quarter due to the Winter Olympics on CBS, and then later in the year due to primary elections.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1997     1996
                                                                 ---------------

Revenue ...................................................      100.0%   100.0%
                                                                 ---------------

Compensation costs ........................................       40.8     35.5
Programming costs .........................................        7.1      5.7
Other operating expenses ..................................       25.2     22.3
                                                                 ---------------
                                                                  73.1     63.5
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    26.9     36.5
Depreciation and amortization .............................        8.7      7.9
                                                                 ---------------
Operating margin wholly-owned properties ..................       18.2%    28.6%
                                                                 ===============

Compensation costs increased $171,000, 1.4% due to increases in average compensation. Programming costs for the quarter increased $219,000, 10.9%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(14,000), (.2%) due to cost controls.

CORPORATE COSTS

Corporate costs increased by $99,000, 2.4%, as a result of increased marketing costs and the enhancement of computer software, offset in part by reduced relocation expenses.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense increased due to short-term borrowings to finance The Pacific Northwest Group acquisition.

Income taxes were 38.4% and 38.8% of pre-tax income for the quarters ended December 31, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $30,755,000 for the quarter. Available cash balances, cash flow from operations and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


            (a)  Exhibits:

                 11.  Computation of Earnings Per Share
                 27.  Financial Data Schedule

            (b)  Report on Form 8-K

                 The  Company  filed a report on Form 8-K/A dated  November  21,
                 1997 pursuant to Item 7 thereof. The report included the audited financial statements of Pacific Northwest Publishing Group as of September 29, 1996 and for the four months ended January 28, 1996 and the eight months ended September 29, 1996 and unaudited financial statements as of June 29, 1997 and June 28, 1996 and for the nine month periods then ended.

                 Date of Report:  November 21, 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEE ENTERPRISES, INCORPORATED


/s/ G.C. Wahlig                                    Date:  February 3, 1998
-------------------------------------
G.C. Wahlig, Chief Accounting Officer