Form 10-Q/A
period 1997-12-31
LEE ENTERPRISES INC
filed 1998-02-13
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

[ X ]  Amended Quarterly Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For Quarter Ended December 31, 1997

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


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows:

                                                             Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                             1997        1996
                                                           ---------------------
                                                              (In Thousands)
                                                                (Unaudited)

Revenues .............................................     $ 21,785     $ 19,777
Operating expenses, except depreciation and
  amortization .......................................       14,245       13,190
Income before depreciation and amortization, interest,
  and taxes ..........................................        7,540        6,587
Depreciation and amortization ........................          712          501
Operating income .....................................        6,828        6,086
Financial income .....................................          333          317
Income before income taxes ...........................        7,161        6,403
Income taxes .........................................        2,885        2,578
Net income ...........................................        4,276        3,825


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


LEE ENTERPRISES, INCORPORATED


/s/ G.C. Wahlig                                    Date:  February 13, 1998
-------------------------------------
G.C. Wahlig, Chief Accounting Officer