Form 10-Q
period 1998-03-31
LEE ENTERPRISES INC
filed 1998-05-14
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[ x ]   Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For Quarter Ended March 31, 1998
                                       OR
[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                                Outstanding at March 31, 1998
---------------------------------------            -----------------------------

Common stock, $2.00 par value                              32,909,821
Class "B" Common Stock, $2.00 par value                    11,931,324

                          PART I. FINANCIAL INFORMATION
Item. 1.
                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                                     Three Months Ended        Six Months Ended
                                                          March 31,               March 31,
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------------------    --------------------
Operating revenue:
   Publishing:
      Daily newspaper:
        Daily advertising ........................   $ 43,224    $ 40,035    $ 95,229    $ 88,328
        Circulation ..............................     20,227      19,826      41,018      40,020
      Other ......................................     25,337      14,306      50,396      28,194
   Broadcasting ..................................     30,947      26,039      62,202      61,420
   Equity in net income of associated companies ..      1,610       1,581       3,759       3,493
                                                     --------------------------------------------
                                                      121,345     101,787     252,604     221,455
                                                     --------------------------------------------
Operating expenses:
   Compensation costs ............................     47,174      40,466      94,842      81,789
   Newsprint and ink .............................      9,574       6,936      20,136      14,900
   Depreciation ..................................      4,700       3,974       9,320       7,955
   Amortization of intangibles ...................      4,473       2,702       8,929       5,405
   Other .........................................     31,676      28,709      65,531      59,994
                                                     --------------------------------------------
                                                       97,597      82,787     198,758     170,043
                                                     --------------------------------------------

          Operating income .......................     23,748      19,000      53,846      51,412
                                                     --------------------------------------------
Financial (income) expenses, net
   Financial (income) ............................     (1,188)     (1,454)     (1,718)     (1,998)
   Financial expense .............................      4,344       2,027       8,050       3,769
                                                     --------------------------------------------
                                                        3,156         573       6,332       1,771
                                                     --------------------------------------------
          Income from continuing operations before
          taxes on income ........................     20,592      18,427      47,514      49,641
Income taxes .....................................      7,981       7,187      18,319      19,293
                                                     --------------------------------------------
          Income from continuing operations ......     12,611      11,240      29,195      30,348
Income from discontinued operations, net
   of income tax effect ..........................        - -       1,000         - -       1,000
                                                     --------------------------------------------
          Net income .............................   $ 12,611    $ 12,240    $ 29,195    $ 31,348
                                                     ============================================

Average outstanding shares:
   Basic .........................................     44,990      46,467      45,153      46,668
                                                     ============================================
   Diluted .......................................     45,783      47,354      45,904      47,555
                                                     ============================================

Earnings per share:
   Basic:
      Income from continuing operations ..........   $  0.28     $  0.24     $   0.65    $  0.65
      Income from discontinuing operations .......       - -        0.02          - -       0.02
                                                     -------------------------------------------
          Net income .............................   $  0.28     $  0.26     $   0.65    $  0.67
                                                     ===========================================

   Diluted:
      Income from continuing operations ..........   $  0.28     $  0.24     $   0.64    $  0.64
      Income from discontinuing operations .......       - -        0.02          - -       0.02
                                                     -------------------------------------------
          Net income .............................   $  0.28     $  0.26     $   0.64    $  0.66
                                                     ===========================================

Dividends per share ..............................   $  0.14     $  0.13     $   0.28    $  0.26
                                                     ===========================================

                         LEE ENTERPRISES, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                       March 31, September 30,
ASSETS                                                                                     1998      1997
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents ............................................................  $165,727  $ 14,163
Accounts receivable, net .............................................................    60,001    58,397
Newsprint inventory ..................................................................     1,378     3,716
Program rights and other .............................................................    12,372    17,691
                                                                                        ------------------
          Total current assets .......................................................   239,478    93,967

Investments ..........................................................................    25,220    24,691
Property and equipment, net ..........................................................   123,210   120,026
Intangibles and other assets .........................................................   403,621   412,279
                                                                                        ------------------
                                                                                        $791,529  $650,963
                                                                                        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

Current liabilities ..................................................................  $234,727  $248,908
Long-term debt, less current maturities ..............................................   185,546    26,174
Deferred items .......................................................................    56,569    56,491
Stockholders' equity .................................................................   314,687   319,390
                                                                                        ------------------
                                                                                        $791,529  $650,963
                                                                                        ==================

                         LEE ENTERPRISES, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                        1998        1997
------------------------------------------------------------------------------------------
Six Months Ended March 31:
   Cash Provided by Operations:
      Net income ..................................................   $ 29,195    $ 31,348
      Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization .............................     18,249      14,637
        Distributions in excess of earnings of associated companies      1,287       1,643
        Adjustment of estimated loss on disposition of discontinued
           operations .............................................        - -      (1,000)
        Other balance sheet changes ...............................       (245)      7,122
                                                                      --------------------
          Net cash provided by operations .........................     48,486      53,750
                                                                      --------------------

   Cash Provided by (Required For) Investing Activities:
      Purchase of property and equipment ..........................    (12,518)     (7,727)
      Proceeds from sale of subsidiary ............................        - -      55,000
      Other .......................................................       (629)       (939)
                                                                      --------------------
          Net cash provided by (required for) investing activities     (13,147)     46,334
                                                                      --------------------

   Cash Provided by (Required For) Financing Activities:
      Purchase of common stock ....................................    (32,888)    (16,833)
      Cash dividends paid .........................................     (6,383)     (6,104)
      Proceeds from long-term borrowings ..........................    185,000         - -
      Principal payments on long-term debt ........................    (25,000)    (20,000)
      Principal payments on short-term notes payable, net .........     (5,000)    (15,000)
      Other .......................................................        496       1,101
                                                                      --------------------
          Net cash provided by (required for) financing activities.    116,225     (56,836)
                                                                      --------------------

          Net increase in cash and cash equivalents ...............    151,564      43,248

   Cash and cash equivalents:
      Beginning ...................................................     14,163      19,267
                                                                      --------------------
      Ending ......................................................   $165,727    $ 62,515
                                                                      ====================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION


--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1998 and the results of operations for the three- and six-month periods ended March 31, 1998 and 1997 and cash flows for the six-month periods ended March 31, 1998 and 1997.


Note 2.  Investment in Associated Companies

Condensed operating results of unconsolidated associated companies are as follows (dollars in thousands):

                                               Three Months       Six Months
                                              Ended March 31,   Ended March 31,
                                              ----------------  ----------------
                                               1998     1997      1998     1997
                                              ----------------  ----------------

Revenues ...................................  $20,242  $19,029  $42,027  $38,806
Operating expenses, except
   depreciation and amortization ...........   14,427   13,469   28,672   26,658
Income before depreciation and amortization,
   interest, and taxes .....................    5,815    5,560   13,355   12,148
Depreciation and amortization ..............      717      502    1,430    1,003
Operating income ...........................    5,098    5,058   11,925   11,145
Financial income ...........................      291      237      623      554
Income before income taxes .................    5,389    5,295   12,548   11,699
Income taxes ...............................    2,169    2,132    5,030    4,710
Net income .................................    3,220    3,163    7,518    6,989

a.  Madison Newspapers, Inc. (50% owned)
b.  Quality Information Systems (50% owned)
c.  INN Partnership, LC (an effective 50% owned)


Note 3. Cash Flows  Information

The components of other balance sheet changes are:

                                                                  Six Months
                                                                Ended March 31,
                                                               -----------------
                                                                1998      1997
                                                               -----------------
                                                                (In Thousands)
                                                                  Unaudited)

(Increase) in receivables ..................................   $(3,035) $(1,762)
Decrease in inventories, film rights and other .............     3,986    3,809
Increase (decrease) in accounts payable, accrued expenses
   and unearned income .....................................    (1,689)   4,473
Increase in income taxes payable ...........................       433    1,244
Other, primarily deferred items ............................        60     (642)
                                                               ----------------
                                                               $  (245) $ 7,122
                                                               ================


Note 4.  Change in Accounting Principles

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". In accordance with SOP 98-1, the Company has capitalized the costs of certain software developed for internal use.


Note 5.  Earnings Per Share

The following table sets forth the computation of basis and diluted earnings per share (in thousands except per share amounts):

                                                  Three Months         Six Months
                                                 Ended March 31,     Ended March 31,
                                                -----------------   -----------------
                                                  1998      1997     1998       1997
                                                -----------------   -----------------
Numerator income applicable to common shares:
   Income from continuing operations ........   $12,611   $11,240   $29,195   $30,348
   Income from discontinued operations ......       - -     1,000       - -     1,000
                                                -------------------------------------
          Net income ........................   $12,611   $12,240   $29,195   $31,348
                                                =====================================

Denominator:
   Basic-weighted average common shares
      outstanding ...........................    44,990    46,467    45,153    46,668
   Dilutive effect of employee stock options        793       887       751       887
                                                -------------------------------------
   Diluted outstanding shares ...............    45,783    47,354    45,904    47,555
                                                =====================================

Basic earnings per share:
   Income from continuing operations ........   $  0.28   $  0.24   $  0.64   $  0.65
   Income from discontinuing operations .....       - -      0.02       - -      0.02
                                                -------------------------------------
          Net income ........................   $  0.28   $  0.26   $  0.64   $  0.67
                                                =====================================

Diluted earnings per share:
   Income from continuing operations ........   $  0.28   $  0.24   $  0.64   $  0.64
   Income from discontinuing operations .....       - -      0.02       - -      0.02
                                                -------------------------------------
          Net income ........................   $  0.28   $  0.26   $  0.64   $  0.66
                                                =====================================

Note 6.  Subsequent Event

On March 31, 1998 the Company received $185,000,000 in proceeds from a private placement of long-term debt. On April 6, 1998 the Company repaid $140,000,000 borrowed under a $200,000,000 unsecured revolving loan agreement associated with the Pacific Northwest Publishing Group acquisition and the revolving loan credit facility was reduced to $50,000,000. The debt has an average maturity of nine years and a weighted average interest rate of 6.36%. Covenants under the loan agreement are not expected to be restrictive to operations or stockholder dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results (dollars in thousands, except per share data):

                                                  Three Months Ended March 31,          Six Months Ended March 31,
                                                ----------------------------------  ---------------------------------
                                                  1998         1997        1997       1998       1997        1997
                                                ----------------------------------  ---------------------------------
                                                                       (Pro Forma)                        (Pro Forma)
Revenue .................................       $121,345     $101,787    $114,006   $252,604   $221,455    $247,087
   Percent change .......................          19.2%                               14.1%
   Percent change, pro forma ............           6.4%                                2.2%

Income before depreciation and
   amortization, interest and taxes
   (EBITDA) .............................         32,921        25,676     28,728     72,095    64,772       71,979
   Percent change .......................          28.2%                               11.3%
   Percent change, pro forma ............          14.6%                                0.2%

Operating income ........................         23,748        19,000     19,787     53,846    51,412       54,261
   Percent change .......................          25.0%                                4.7%
   Percent change, pro forma ............          20.0%                              (0.8)%

Income from continuing operations .......         12,611        11,240      9,862     29,195    30,348       28,365
   Percent change .......................          12.2%                              (3.8)%
   Percent change, pro forma ............          27.9%                                2.9%

Net income ..............................         12,611        12,240     10,862     29,195    31,348       29,365
   Percent change .......................           3.0%                              (6.9)%
   Percent change, pro forma ............          16.1%                              (0.6)%

Earnings per share:
   Basic:
      Income from continuing operations         $   0.28     $   0.24    $   0.21   $   0.65   $  0.65     $   0.61
        Percent change ..................          16.7%                                - -%
        Percent change, pro forma .......          33.3%                                6.6%

      Net income ........................           0.28         0.26        0.23       0.65      0.67         0.63
        Percent change ..................           7.7%                              (3.0)%
        Percent change, pro forma .......          21.7%                                3.2%

   Diluted:
      Income from continuing operations .       $   0.28     $   0.24    $   0.21   $   0.64   $  0.64     $   0.60
        Percent change ..................          16.7%                                 - %
        Percent change, pro forma .......          33.3%                                6.7%

      Net income ........................           0.28         0.26        0.23       0.64      0.66         0.62
        Percent change ..................           7.7%                              (3.0)%
        Percent change, pro forma .......          21.7%                                3.2%


Operations by line of business are as follows (dollars in thousands, except per share data):

                                            Three Months Ended March 31,      Six Months Ended March 31,
                                           -------------------------------  --------------------------------
                                             1998       1997       1997       1998       1997       1997
                                           -------------------------------  --------------------------------
                                                               (Pro Forma)                       (Pro Forma)
Revenue:
   Publishing ..........................   $ 90,398   $ 75,748   $ 87,967   $190,402   $160,035   $185,667
   Broadcasting ........................     30,947     26,039     26,039     62,202     61,420     61,420
                                           ---------------------------------------------------------------
                                           $121,345   $101,787   $114,006   $252,604   $221,455   $247,087
                                           ===============================================================

Income before depreciation and
   amortization, interest and taxes
   (EBITDA):
   Publishing ..........................   $ 27,132   $ 24,016   $ 27,068   $ 61,838   $ 54,135   $ 61,342
   Broadcasting ........................      8,394      4,863      4,863     16,817     17,788     17,788
   Corporate ...........................     (2,605)    (3,203)    (3,203)    (6,560)    (7,151)    (7,151)
                                           ---------------------------------------------------------------
                                           $ 32,921   $ 25,676   $ 28,728   $ 72,095   $ 64,772   $ 71,979
                                           ===============================================================

Operating income:
   Publishing ..........................   $ 21,110   $ 20,337   $ 21,124   $ 49,720   $ 46,724   $ 49,573
   Broadcasting ........................      5,579      2,012      2,012     11,259     12,134     12,134
   Corporate ...........................     (2,941)    (3,349)    (3,349)    (7,133)    (7,446)    (7,446)
                                           ---------------------------------------------------------------
                                           $ 23,748   $ 19,000   $ 19,787   $ 53,846   $ 51,412   $ 54,261
                                           ===============================================================

Capital expenditures:
   Publishing ..........................   $  5,696   $  2,120              $ 8,327    $  3,708
   Broadcasting ........................      1,755      1,305                3,205       3,833
   Corporate ...........................        720        - -                  986         186
                                           -------------------              -------------------
                                           $  8,171   $  3,425              $12,518    $  7,727
                                           ===================              ===================

QUARTER ENDED MARCH 31, 1998

PUBLISHING

The following daily newspaper revenue information is presented on a pro forma basis to include The Pacific Northwest Group as if the acquisition had occurred October 1, 1996.

Pro forma wholly-owned daily newspaper advertising revenue increased $1,535,000, 3.7%. Advertising revenue from local merchants decreased $(119,000), (.5%). Local "run-of-press" advertising decreased $(471,000), (2.9%), as a result of a (3.1%) decrease in advertising inches. Local preprint revenue increased $352,000, 5.0%. Classified advertising revenue increased $1,647,000, 11.7%, as a result of higher averages rates and a 4.3% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue decreased $(100,000), (.5%), as a result of a 1.1% decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                              1998       1997
                                                             ------------------
                                                               (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period .....................  $ 6,370   $ 6,160
   Acquired since December 31, 1996 .......................   10,393       - -
Commercial printing:
   Properties owned for entire period .....................    3,157     3,384
   Acquired since December 31, 1996 .......................      203       - -
Products delivered outside the newspaper:
   Properties owned for entire period .....................    2,826     2,511
   Acquired since December 31, 1996 .......................        5       - -
Editorial service contracts ...............................    2,383     2,251
                                                             -----------------
                                                             $25,337   $14,306
                                                             =================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      36.1     34.7
Newsprint and ink ..........................................      10.6      9.2
Other operating expenses ...................................      23.3     24.4
                                                                 ---------------
                                                                  70.0     68.3
                                                                 ---------------

Income before depreciation, amortization, interest and taxes      30.0     31.7
Depreciation and amortization ..............................       6.6      4.9
                                                                 ---------------
Operating margin wholly-owned properties ...................      23.4%    26.8%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $2,046,000, 4.0%. Compensation expense increased $1,312,000, 5.0%, due primarily to increase in average compensation. Newsprint and ink costs increased $1,076,000, 15.5%, due primarily to higher prices for newsprint. Other operating costs exclusive of depreciation and amortization decreased $(342,000), (1.9%), due to favorable insurance claims experience and reduced losses on an alternative publishing venture which was terminated.


BROADCASTING

Revenue for the quarter increased $4,908,000, 18.8%, as local/regional/national advertising increased $4,525,000, 20.8%, primarily due to Winter Olympics advertising on our CBS-affiliated stations. Political advertising increased $39,000, 41.5%, and production revenue and revenues from other services increased $511,000, 22.0%. Advertising revenue growth may be favorably affected later in the year due to primary elections.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.
                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      42.2     47.5
Programming costs ..........................................       6.7      7.1
Other operating expenses ...................................      24.0     26.7
                                                                 ---------------
                                                                  72.9     81.3
                                                                 ---------------

Income before depreciation, amortization, interest and taxes      27.1     18.7
Depreciation and amortization ..............................       9.1     11.0
                                                                 ---------------
Operating margin wholly-owned properties ...................      18.0%     7.7%
                                                                 ===============

Compensation costs increased $700,000, 5.7%, due to incentive compensation on higher revenue and to increases in average compensation. Programming costs for the quarter increased $223,000, 12.1%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, increased $454,000, 6.5%, due to increased costs for Winter Olympics coverage, audience research and helicopter rental.

CORPORATE COSTS

Corporate costs decreased by $(408,000), (12.2%), primarily as a result of the capitalization of computer software developed for internal use which was previously expensed as incurred. Reductions in community development contributions and incentive compensation offset other cost increases.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense increased due to short-term borrowings to finance The Pacific Northwest Group acquisition.

Income taxes were 38.8% and 39.0% of pretax income for the quarters ended March 31, 1998 and 1997, respectively.

SIX MONTHS ENDED MARCH 31, 1998

PUBLISHING

The following daily newspaper revenue information is presented on a pro forma basis to include The Pacific Northwest Group as if the acquisition had occurred October 1, 1996.

Pro forma wholly-owned daily newspaper advertising revenue increased $3,391,000, 3.7%. Advertising revenue from local merchants decreased $(238,000), (.4%). Local "run-of-press" advertising decreased $(1,181,000), (3.1%), as a result of a (4.3%) decrease in advertising inches. Local preprint revenue increased $943,000, 5.6%. Classified advertising revenue increased $3,504,000, 12.4%, as a result of higher averages rates and a 4.8% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue was even as a result of higher rates which offset a 1.4% decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                               1998       1997
                                                              ------------------
                                                                (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period .....................   $12,185   $11,622
   Acquired since September 30, 1996 ......................    21,120       - -
Commercial printing:
   Properties owned for entire period .....................     6,736     7,382
   Acquired since September 30, 1996 ......................       444       - -
Products delivered outside the newspaper:
   Properties owned for entire period .....................     5,400     4,893
   Acquired since September 30, 1996 ......................         9       - -
Editorial service contracts ...............................     4,502     4,297
                                                              -----------------
                                                              $50,396   $28,194
                                                              =================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      34.4     33.3
Newsprint and ink ..........................................      10.6      9.3
Other operating expenses ...................................      22.5     23.6
                                                                 ---------------
                                                                  67.5     66.2
                                                                 ---------------

Income before depreciation, amortization, interest and taxes      32.5     33.8
Depreciation and amortization ..............................       6.4      4.6
                                                                 ---------------
Operating margin wholly-owned properties ...................      26.1%    29.2%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $3,785,000, 3.6%. Compensation expense increased $2,487,000, 4.7%, due primarily to increase in average compensation. Newsprint and ink costs increased $1,990,000, 13.4%, due primarily to higher prices for newsprint. Other operating costs exclusive of depreciation and amortization decreased $(692,000), (1.8%), due to favorable insurance claims experience and reduced losses on an alternative publishing venture which was terminated.


BROADCASTING

Revenue increased $782,000, 1.3%, as local/regional/national advertising increased $5,289,000, 11.0%, primarily due to Winter Olympics advertising in the second quarter. Production revenue and revenues from other services increased $422,000, 9.0%. Advertising revenue growth may be favorably affected later in the year due to primary elections. Political advertising decreased $(4,810,000), (88.1%), principally in the first fiscal quarter.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      41.5     40.6
Programming costs ..........................................       6.9      6.3
Other operating expenses ...................................      24.6     24.1
                                                                 ---------------
                                                                  73.0     71.0
                                                                 ---------------

Income before depreciation, amortization, interest and taxes      27.0     29.0
Depreciation and amortization ..............................       8.9      9.2
                                                                 ---------------
Operating margin wholly-owned properties ...................      18.1%    19.8%
                                                                 ===============

Compensation costs increased $870,000, 3.5%, due to increases in average compensation. Programming costs for the period increased $442,000, 11.4%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, increased $441,000, 3.0%, as previously discussed.


CORPORATE COSTS

Corporate costs decreased by $(313,000), (4.2%). The decrease occurred in the second quarter as previously discussed.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense increased due to short-term borrowings to finance The Pacific Northwest Group acquisition.

Income taxes were 38.6% and 38.9% of pretax income for the six months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $48,486,000 for the six month period ended March 31, 1998. On March 31, 1998 the Company received $185,000,000 of proceeds from new long-term borrowings. At that date, the Company had $140,000,000 borrowed under a $200,000,000 unsecured revolving loan agreement. The borrowings under the revolving loan agreement were repaid in full by April 6, 1998 and the revolving loan credit facility was reduced to $50,000,000. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.


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

Such factors include the following: (i) changes in the current and future business environment, including interest rates and capital and consumer spending; (ii) prices for newsprint products; (iii) the availability of quality broadcast programming at competitive prices; (iv) the quality and ratings of network over-the-air broadcast programs; and (v) legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers. Further information concerning the Company and its businesses, including additional factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K.

                                                LEE ENTERPRISES, INCORPORATED

                                                 PART II. OTHER INFORMATION


Item 4.  Submission of matters a vote of security holders

         (a) The annual meeting of the Company was held on January 20, 1998.

         (b) Andrew E. Newman and Ronald L. Rickman were re-elected directors of three-year terms expiring at the 2001 annual meeting. Lloyd G. Schermer and Richard W. Sonnenfeldt were re-elected as directors for one-year terms expiring at the 1999 annual meeting. Directors whose terms of office continued after the meeting include: J.P. Guerin, Charles E. Rickershauser, Jr., Mark Vittert, Rance E. Crain, Richard D. Gottlieb, and Phyllis Sewell.

         (c) Votes were cast, all by proxy, for nominees for director as follows:

                                          Vote
                                           For          Withheld
                                       -------------------------

               Andrew E. Newman .....   114,522,654     1,664,734
               Ronald L. Rickman ....   114,542,634     1,644,754
               Lloyd G. Schermer ....   114,576,460     1,610,928
               Richard W. Sonnenfeldt   113,939,445     2,247,943

         (d) Abstentions and broker non-votes were not significant.

         (e) Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K required to be filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LEE ENTERPRISES, INCORPORATED



DATE   May 14, 1998                       /s/ G. C. Wahlig
      ------------------------------     ---------------------------------------
                                         G. C. Wahlig, Chief Accounting Officer