Form 10-Q
period 1998-06-30
LEE ENTERPRISES INC
filed 1998-08-12
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[ X ]  Quarterly Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For Quarter Ended June 30, 1998
                                       OR
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                                   Outstanding at June 30, 1998
---------------------------------------             ----------------------------

Common Stock, $2.00 par value                                 32,730,378
Class "B" Common Stock, $2.00 par value                       11,819,962

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                                                  Three Months             Nine Months
                                                                 Ended June 30,           Ended June 30,
                                                              --------------------    ---------------------
                                                                1998         1997       1998        1997
-----------------------------------------------------------------------------------------------------------
Operating revenue:
   Publishing:
      Daily newspaper:
        Advertising .......................................   $ 50,770    $ 45,991    $145,999    $134,319
        Circulation .......................................     20,439      20,199      61,457      60,219
      Other ...............................................     27,245      13,890      77,641      42,084
   Broadcasting ...........................................     34,549      30,675      96,751      92,095
   Equity in net income of associated companies ...........      2,090       1,938       5,849       5,431
                                                              --------------------    --------------------
                                                               135,093     112,693     387,697     334,148
                                                              --------------------    --------------------
Operating expenses:
   Compensation costs .....................................     48,898      40,807     143,740     122,596
   Newsprint and ink ......................................     10,637       7,938      30,773      22,838
   Depreciation ...........................................      4,963       4,366      14,283      12,321
   Amortization of intangibles ............................      4,533       2,703      13,462       8,108
   Other ..................................................     33,605      27,943      99,136      87,937
                                                              --------------------    --------------------
                                                               102,636      83,757     301,394     253,800
                                                              --------------------    --------------------
              Operating income ............................     32,457      28,936      86,303      80,348
                                                              --------------------    --------------------
Financial (income) expense, net:
   Financial (income) .....................................       (673)     (1,145)     (2,391)     (3,143)
   Financial expense ......................................      3,742       1,346      11,792       5,115
                                                              --------------------    --------------------
                                                                 3,069         201       9,401       1,972
                                                              --------------------    --------------------
              Income from continuing operations
              before taxes on income ......................     29,388      28,735      76,902      78,376
Income taxes ..............................................     11,297      10,976      29,616      30,269
                                                              --------------------    --------------------
              Income from continuing operations ...........     18,091      17,759      47,286      48,107
Income from discontinued operations
   net of income tax effect ...............................        - -         485         - -       1,485
                                                              --------------------    --------------------
              Net income ..................................   $ 18,091    $ 18,244    $ 47,286    $ 49,592
                                                              ====================    ====================
Average outstanding shares:
   Basic ..................................................     44,642      46,301      44,982      46,546
                                                              ====================    ====================

   Diluted ................................................     45,398      47,156      45,735      47,422
                                                              ====================    ====================
Earnings per share:
   Basic:
      Income from continuing operations ...................   $   0.41    $   0.38    $   1.05    $   1.03
      Income from discontinuing operations ................        - -        0.01         - -        0.03
                                                              --------------------    --------------------
              Net income ..................................   $    0.41   $   0.39    $   1.05    $   1.06
                                                              ====================    ====================
   Diluted:
      Income from continuing operations ...................   $    0.40   $   0.38    $   1.03    $   1.01
      Income from discontinuing operations ................         - -       0.01         - -        0.03
                                                              --------------------    --------------------
              Net income ..................................   $    0.40   $   0.39    $   1.03    $   1.04
                                                              ====================    ====================

Dividends per share .......................................   $    0.14   $   0.13    $   0.42    $   0.39
                                                              ====================    ====================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                         June 30,  September 30,
ASSETS                                                     1998          1997
--------------------------------------------------------------------------------
                                                                (Unaudited)

Cash and cash equivalents .........................     $ 33,245     $ 14,163
Accounts receivable, net ..........................       63,909       58,397
Newsprint inventory ...............................        1,346        3,716
Program rights and other ..........................       12,715       17,691
                                                        ---------------------
              Total current assets ................      111,215       93,967

Investments .......................................       26,063       24,691
Property and equipment, net .......................      124,704      120,026
Intangibles and other assets ......................      402,152      412,279
                                                        ---------------------
                                                        $664,134     $650,963
                                                        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities ...............................     $105,290    $248,908
Long-term debt, less current maturities ...........      185,620      26,174
Deferred items ....................................       56,689      56,491
Stockholders' equity ..............................      316,535     319,390
                                                        --------------------
                                                        $664,134    $650,963
                                                        ====================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


Nine Months Ended June 30:                                     1998        1997
--------------------------------------------------------------------------------
                                                                 (Unaudited)
   Cash Provided by Operations:
      Net income .........................................  $ 47,286   $ 49,592
      Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization ....................    27,745     21,706
        Distributions in excess of earnings of associated
           companies .....................................       640      1,140
        Adjustment of estimated loss on disposition of
           discontinued operations .......................       - -     (1,985)
        Other balance sheet changes ......................     5,994      6,835
                                                            -------------------
              Net cash provided by operations ............    81,665     77,288
                                                            -------------------

   Cash Provided by (Required for) Investing Activities:
      Acquisitions .......................................    (3,037)    (1,200)
      Purchase of property and equipment .................   (18,723)   (11,229)
      Net proceeds from sale of subsidiary ...............       - -     54,795
      Other ..............................................      (575)      (884)
                                                            -------------------
              Net cash provided by (required for)
              investing activities .......................   (22,335)    41,482
                                                            -------------------

   Cash (Required for) Financing Activities:
      Purchase of common stock ...........................   (45,228)   (25,902)
      Cash dividends paid ................................   (12,702)   (12,149)
      Principal payments on long-term debt ...............   (25,000)   (35,000)
      Principal payments on short-term notes payable, net   (145,000)       - -
      Proceeds from long-term borrowings .................   185,000        - -
      Other ..............................................     2,682      5,120
                                                            -------------------
              Net cash (required for) financing activities   (40,248)   (67,931)
                                                            -------------------

              Net increase in cash and cash equivalents ..    19,082     50,839

Cash and cash equivalents:
   Beginning .............................................    14,163     19,267
                                                            -------------------
   Ending ................................................  $ 33,245   $ 70,106
                                                            ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1998 and the results of operations for the three- and nine-month periods ended June 30, 1998 and 1997 and cash flows for the nine-month periods ended June 30, 1998 and 1997.


Note 2.  Investment in Associated Companies

Condensed operating results of unconsolidated associated companies are as follows:

                                                              Three Months              Nine Months
                                                             Ended June 30,           Ended June 30,
                                                          --------------------      --------------------
                                                           1998         1997         1998         1997
                                                          ----------------------------------------------
Revenues ...........................................      $21,430      $19,963      $63,457      $58,769
Operating expenses, except
   depreciation and amortization ...................       14,018       13,235       42,690       39,893
Income before depreciation and
   amortization, interest, and taxes ...............        7,412        6,728       20,767       18,876
Depreciation and amortization ......................          720          502        2,150        1,506
Operating income ...................................        6,692        6,226       18,617       17,370
Financial income ...................................          338          293          961          847
Income before income taxes .........................        7,030        6,519       19,578       18,217
Income taxes .......................................        2,832        2,642        7,875        7,352
Net income .........................................        4,198        3,877       11,703       10,865

a.  Madison Newspaper, Inc. (50% owned)
b.  Quality Information Systems (50% owned)
c.  Inn Partnership, LC (an effective 50% owned)

Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                             Nine Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1998       1997
                                                            -------------------
                                                               (In Thousands)
                                                                (Unaudited)

(Increase) in receivables .............................     $(6,943)    $(5,658)
Decrease in inventories, film rights and other ........       2,024       3,063
Increase  in accounts payable, accrued expenses
   and unearned income ................................       7,771       5,222
Increase in income taxes payable ......................       3,431       1,599
Other, primarily deferred items .......................        (289)      2,609
                                                            -------------------
                                                            $ 5,994     $ 6,835
                                                            ===================

Note 4.  Change in Accounting Principles

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed for Internal Use". In accordance with SOP 98-1, the Company has capitalized the costs of certain software developed for internal use.


Note 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                              Three Months Ended       Nine Months Ended
                                                                   June 30,                June 30,
                                                              -------------------     -------------------
                                                                1998       1997        1998        1997
                                                              -------------------     -------------------
Numerator income applicable to common shares:
   Income from continuing operations ....................     $18,091     $17,759     $47,286     $48,107
   Income from discontinuing operations .................         - -         485         - -       1,485
                                                              -------------------     -------------------
              Net income ................................     $18,091     $18,244     $47,286     $49,592
                                                              ===================     ===================

Denominator:
   Basic-weighted average common
      shares outstanding ................................      44,642      46,301      44,982      46,546
   Dilutive effect of employee stock
      options ...........................................         756         855         753         876
                                                              -------------------     -------------------
   Dulited outstanding shares ...........................      45,398      47,156      45,735      47,422
                                                              ===================     ===================

Basic earnings per share:
   Income from continuing operations ....................     $  0.41     $  0.38     $  1.05     $  1.03
   Income from discontinuing operations .................         - -        0.01         - -        0.03
                                                              -------------------     -------------------
              Net income ................................     $  0.41     $  0.39     $  1.05     $  1.06
                                                              ===================     ===================

Diluted earnings per share:
   Income from continuing operations ....................     $  0.40     $  0.38     $  1.03     $  1.01
   Income from discontinuing operations .................         - -        0.01         - -        0.03
                                                              -------------------     -------------------
              Net income ................................     $  0.40     $  0.39     $  1.03     $  1.04
                                                              ===================     ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results (dollars in thousands, except per share data):

                                                                             Three Months                      Nine Months
                                                                            Ended June 30,                    Ended June 30,
                                                                     ------------------------------   ------------------------------
                                                                       1998       1997      1997        1998      1997        1997
                                                                     ------------------------------   ------------------------------
                                                                              (Pro Forma)                      (Pro Forma)
Revenue ..........................................................   $135,093   $112,693   $126,788   $387,697   $334,148   $373,875
   Percent change ................................................      19.9%                            16.0%
   Percent change, pro forma .....................................       6.6                              3.7

Income before depreciation
   and amortization,
   interest and taxes
   (EBITDA) ......................................................     41,953     36,005     40,216    114,048    100,777    112,195
   Percent change ................................................      16.5%                            13.2%
   Percent change, pro forma .....................................       4.3                              1.7

Operating income .................................................     32,457     28,936     30,950     86,303     80,348     85,211
   Percent change ................................................      12.2%                             7.4%
   Percent change, pro forma .....................................       4.9                              1.3

Income from continuing
   operations ....................................................     18,091     17,759    17,067      47,286     48,107     45,432
   Percent change ................................................       1.9%                           (1.7)%
   Percent change, pro forma .....................................       6.0                             4.1

Net income .......................................................     18,091     18,244    17,552      47,286     49,592     46,917
   Percent change ................................................     (0.8)%                           (4.6)%
   Percent change, pro forma .....................................      3.1                              0.8

Earnings per share:
   Basic:
      Income from continuing
        operations ...............................................   $   0.41   $   0.38   $  0.37    $   1.05   $   1.03   $   0.98
        Percent change ...........................................       7.9%                             1.9%
        Percent change,
           pro forma .............................................       10.8                             7.1

      Net income .................................................       0.41       0.39      0.38        1.05       1.06       1.01
        Percent change ...........................................       5.1%                            (0.9)%
        Percent change,
           pro forma .............................................        7.9                              4.0

   Diluted:
      Income from continuing
        operations ...............................................   $   0.40       0.38      0.36        1.03       1.01       0.96
        Percent change ...........................................       5.3%                             2.0%
        Percent change,
           pro forma .............................................       11.1                             7.3

      Net income .................................................       0.40       0.39       0.37      1.03        1.04       0.99
        Percent change ...........................................       2.6%                           (1.0)%
        Percent change,
           pro forma .............................................        8.1                            4.0

Operations by line of business are as follows (dollars in thousands, except per share date):

                                                   Three Months                     Nine Months
                                                  Ended June 30,                  Ended June 30,
                                         ------------------------------   ------------------------------
                                          1998        1997       1997      1998        1997       1997
                                         ------------------------------   ------------------------------
                                                             (Pro Forma)
Revenue:
   Publishing ........................   $100,544   $ 82,018   $ 96,113   $290,946   $242,053   $281,780
   Broadcasting ......................     34,549     30,675     30,675     96,751     92,095     92,095
                                         ------------------------------   ------------------------------
                                         $135,093   $112,693   $126,788   $387,697   $334,148   $373,875
                                         ==============================   ==============================

Income before depreciation and
   amortization, interest and taxes
   (EBITDA):
   Publishing ........................   $ 33,533   $ 30,321   $ 34,532   $ 95,371   $ 84,456   $ 95,874
   Broadcasting ......................     11,845      9,113      9,113     28,662     26,901     26,901
   Corporate .........................     (3,425)    (3,429)    (3,429)    (9,985)   (10,580)   (10,580)
                                         ------------------------------   ------------------------------
                                         $ 41,953   $ 36,005   $ 40,216   $114,048   $100,777   $112,195
                                         ==============================   ==============================

Operating income:
   Publishing ........................   $ 27,195   $ 26,423   $ 28,437   $ 76,915   $ 73,147   $ 78,010
   Broadcasting ......................      8,931      6,097      6,097     20,190     18,231     18,231
   Corporate .........................     (3,669)    (3,584)    (3,584)   (10,802)   (11,030)   (11,030)
                                         ------------------------------   ------------------------------
                                         $ 32,457   $ 28,936   $ 30,950   $ 86,303   $ 80,348   $ 85,211
                                         ==============================   ==============================

Capital expenditures:
   Publishing ........................   $  4,376   $  1,424              $ 12,703   $  5,132
   Broadcasting ......................      1,276      1,426                 4,481      5,259
   Corporate .........................        553        652                 1,539        838
                                         -------------------              -------------------
                                         $  6,205   $  3,502              $ 18,723   $ 11,229
                                         ===================              ===================

QUARTER ENDED JUNE 30, 1998

PUBLISHING

The following daily newspaper revenue information is presented on a pro forma basis to include The Pacific Northwest Group as if the acquisition had occurred October 1, 1996.

Pro forma wholly-owned daily newspaper advertising revenue increased $2,883,000, 6.0%. Advertising revenue from local merchants increased $1,227,000, 4.7%. Local "run-of-press" advertising increased $799,000, 4.4%, as a result of a 2.5% increase in advertising inches. Local preprint revenue increased $428,000, 5.2%. Classified advertising revenue increased $1,358,000, 8.0%, as a result of higher averages rates and a 2.4% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue decreased $(268,000), (1.3%), as a result of a (.4%) decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                                             1998      1997
                                                                                            ----------------
                                                                                              (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ....................................................  $ 6,149  $ 5,703
   Acquired since March 31, 1997 .........................................................   12,064       95
Commercial printing:
   Properties owned for entire period ....................................................    3,645    3,502
   Acquired since March 31, 1997 .........................................................      256      - -
Products delivered outside the newspaper:
   Properties owned for entire period ....................................................    3,042    2,603
   Acquired since March 31, 1997 .........................................................        4      - -
Editorial service contracts ..............................................................    2,085    1,987
                                                                                            ----------------
                                                                                            $27,245  $13,890
                                                                                            ================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      34.0     32.2
Newsprint and ink ..........................................      10.6      9.8
Other operating expenses ...................................      22.0     21.0
                                                                 ---------------
                                                                  66.6     63.0
                                                                 ---------------

Income before depreciation, amortization, interest
  and taxes ................................................      33.4     37.0
Depreciation and amortization ..............................       6.3      4.8
                                                                 ---------------
Operating margin wholly-owned properties ...................      27.1%    32.2%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $5,006,000, 9.7%. Compensation expense increased
$2,390,000, 9.1%, due to increases in average compensation rate and incentive compensation including payments related to circulation sales programs. Newsprint and ink costs increased $802,000, 10.0%. Approximately 1/2 of the increase was due to higher prices for newsprint and 1/2 to higher consumption related to advertising volume increases and circulation promotion programs. Other operating costs exclusive of depreciation and amortization increased $1,814,000, 10.5%, due to circulation incentive programs and marketing costs.


BROADCASTING

Revenue for the quarter increased $3,874,000, 12.6%. Local, regional, and national advertising increased $1,931,000, 7.4%, primarily due to improvement in rates. Political advertising increased $2,044,000, due to spring primary elections, and production revenue and revenues from other services were flat.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      37.2     41.9
Programming costs ..........................................       6.1      6.0
Other operating expenses ...................................      22.4     22.4
                                                                 ---------------
                                                                  65.7     70.3
                                                                 ---------------

Income before depreciation, amortization, interest
  and taxes ................................................      34.3     29.7
Depreciation and amortization ..............................       8.4      9.8
                                                                 ---------------
Operating margin ...........................................      25.9%    19.9%
                                                                 ===============

Compensation costs were flat. Programming costs for the quarter increased $264,000, 14.3%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, increased $851,000, 12.4%, due to increased costs for promotion and bad debt expense associated with two customer bankruptcies.


CORPORATE COSTS

Corporate costs increased by $85,000, 2.4%. Reductions in new systems training and installation costs of $409,000 from 1997 levels offset other cost increases.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense increased due to borrowings to finance The Pacific Northwest Group acquisition.

Income taxes were 38.4% and 38.2% of pretax income for the quarters ended June 30, 1998 and 1997, respectively.

NINE MONTHS ENDED JUNE 30, 1998

PUBLISHING

The following daily newspaper revenue information is presented on a pro forma basis to include The Pacific Northwest Group as if the acquisition had occurred October 1, 1996.

Pro forma wholly-owned daily newspaper advertising revenue increased $6,274,000, 4.5%. Advertising revenue from local merchants increased $989,000, 1.2%. Local "run-of-press" advertising decreased $(382,000), (.7%), as a result of a (2.1%) decrease in advertising inches. Local preprint revenue increased $1,371,000, 5.5%. Classified advertising revenue increased $4,862,000, 10.8%, as a result of higher averages rates and a 3.9% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue decreased $(269,000), (.4%) as a result of higher rates which offset a (1.1%) decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                1998       1997
                                                              ------------------
                                                                (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period .....................   $ 18,334  $ 17,325
   Acquired since September 30, 1996 ......................     33,184        95
Commercial printing:
   Properties owned for entire period .....................     10,381    10,884
   Acquired since September 30, 1996 ......................        700       - -
Products delivered outside the newspaper:
   Properties owned for entire period .....................      8,442     7,496
   Acquired since September 30, 1996 ......................         13       - -
Editorial service contracts ...............................      6,587     6,284
                                                              ------------------
                                                              $ 77,641  $ 42,084
                                                              ==================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      34.3     33.0
Newsprint and ink ..........................................      10.6      9.5
Other operating expenses ...................................      22.3     22.6
                                                                 ---------------
                                                                  67.2     65.1
                                                                 ---------------

Income before depreciation, amortization, interest
  and taxes ................................................      32.8     34.9
Depreciation and amortization ..............................       6.3      4.7
                                                                 ---------------
Operating margin wholly-owned properties ...................      26.5%    30.2%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $8,791,000, 5.6%. Compensation expense increased $4,794,000, 6.0%, due primarily to increase in the average compensation rate and incentive compensation. Newsprint and ink costs increased $2,792,000, 12.2%, due primarily to higher prices for newsprint. Other operating costs exclusive of depreciation and amortization increased $1,205,000, 2.2%.


BROADCASTING

Revenue increased $4,656,000, 5.1% as local, regional, and national advertising increased $7,219,000, 9.8%, primarily due to Winter Olympics advertising in the second quarter and improved rates realized in the third quarter. Production revenue and revenues from other services increased $434,000, 5.9%. Political advertising decreased $(2,767,000), (48.4%), principally in the first fiscal quarter.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1998     1997
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      40.0     41.0
Programming costs ..........................................       6.6      6.2
Other operating expenses ...................................      23.8     23.6
                                                                 ---------------
                                                                  70.4     70.8
                                                                 ---------------

Income before depreciation, amortization, interest
  and taxes ................................................      29.6     29.2
Depreciation and amortization ..............................       8.8      9.4
                                                                 ---------------
Operating margin ...........................................      20.8%    19.8%
                                                                 ===============

Compensation costs increased $897,000, 2.4%, due to increases in average compensation. Programming costs for the period increased $706,000, 12.4%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, increased $1,292,000, 6.0%, as previously discussed.


CORPORATE COSTS

Corporate costs decreased by $(228.000), (2.1%). The decrease occurred in the second quarter primarily as a result of the capitalization of company software developed for internal use which was previously expensed as incurred.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense increased due to borrowings to finance The Pacific Northwest Group acquisition.

Income taxes were 38.5% and 38.6% of pretax income for the nine months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $81,665,000 for the nine month period ended June 30, 1998. On March 31, 1998 the Company received $185,000,000 of proceeds from new long-term borrowings. At that date, the Company had $140,000,000 borrowed under a $200,000,000 unsecured revolving loan agreement. The borrowings under the revolving loan agreement were repaid in full and the revolving loan credit facility was reduced to $50,000,000. Available cash balances and cash flow from operations provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.


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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits:  None

         (b) The following report on Form 8-K was filed during the three months ended June 30, 1998.

             Dated of report:  May 7, 1998

             Item 5. The Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEE ENTERPRISES, INCORPORATED



                                          G.C. Wahlig
DATE August 12, 1998                      --------------------------------------
     ----------------------------         G. C. Wahlig, Chief Accounting Officer