Form 10-K
period 1998-09-30
LEE ENTERPRISES INC
filed 1998-12-29
CIK 58361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1998

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

                                                        Name of Each Exchange On
          Title of Each Class                               Which Registered
--------------------------------------------------------------------------------
Common Stock - $2.00 par value                          New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

   Title of Class
--------------------
Class B Common Stock              $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 1, 1998. Common Stock and Class B Common Stock, $2.00 par value, $1,161,587,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1998. Common Stock, $2.00 par value, 32,787,354 shares; and Class B Common Stock, $2.00 par value, 11,573,584 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 29, 1998 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, and other economic conditions, and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Item 1(a) Recent business developments. During the Company's fiscal year ended September 30, 1998, there were no material developments in the Company's business.

Item 1(b) Financial information about industry segments. See Note 13 to the Notes to Financial Statements under Item 8, herein.

Item 1(c) Narrative description of business.

                                   PUBLISHING

The Company and its subsidiaries publish the following:

      Daily Newspapers:

                                                                                 Circulation
                   Newspaper                   City                State          Daily(M-F)      Sunday
         ------------------------------------------------------------------------------------------------
         Southern Illinoisian               Carbondale          Illinois              26,672      34,160
         Herald & Review                    Decatur             Illinois              38,503      47,502
         Star Courier                       Kewanee             Illinois               6,660
         Quad City Times                    Davenport           Iowa                  51,897      76,838
         Globe Gazette                      Mason City          Iowa                  20,422      24,525
         Muscatine Journal                  Muscatine           Iowa                   8,484
         The Ottumwa Courier                Ottumwa             Iowa                  18,325
         Winona Daily News                  Winona              Minnesota             12,121      12,995
         Billings Gazette                   Billings            Montana               50,746      56,387
         The Montana Standard               Butte               Montana               15,104      15,706
         Independent Record                 Helena              Montana               13,422      14,201
         Missoulian                         Missoula            Montana               31,277      37,721
         Lincoln Journal Star               Lincoln             Nebraska              76,202      83,128
         The Bismarck Tribune               Bismarck            North Dakota          29,740      32,430
         Democrat-Herald                    Albany              Oregon                22,222      22,433 *
         Ashland Daily Tidings              Ashland             Oregon                 5,251         - -
         Corvallis Gazette-Times            Corvallis           Oregon                13,438      14,950
         Rapid City Journal                 Rapid City          South Dakota          30,351      33,931
         LaCrosse Tribune                   LaCrosse            Wisconsin             32,722      40,452
         Wisconsin State Journal            Madison             Wisconsin             87,390     159,827
         The Journal Times                  Racine              Wisconsin             33,535      34,427
                                                                                 ------------------------
                       Total paid daily and Sunday circulation                       624,484     741,613
                                                                                 =======================

Source - Annual Average of Audit Bureau of Circulation (ABC): Average of 6 months ended March 1998 and September 1998. (ABC had not completed its audit of the September 30, 1998 period as of the date of this report.)

* From date of inception: September 13, 1998.

      Weekly Newspapers:

                Newspaper               City             State                 Day(s)           Circulation
         ----------------------------------------------------------------------------------------------------
         Aledo Times Record       Aledo             Illinois         Wednesday                         9,016
         Bettendorf News          Bettendorf        Iowa             Wednesday                         2,600
         Big Fork Eagle           Big Fork          Montana          Wednesday                         4,500
         The Plattsmouth Journal  Plattsmouth       Nebraska         Monday and Thursday               5,000
         Mandan News              Mandan            North Dakota     Thursday                          1,920
         Cottage Grove Sentinel   Cottage Grove     Oregon           Wednesday                         4,500
         Gresham Outlook          Gresham           Oregon           Wednesday and Saturday            8,814
         Lebanon Express          Lebanon           Oregon           Wednesday                         3,500
         Newport News-Times       Newport           Oregon           Wednesday and Friday             13,948
         Sandy Post               Sandy             Oregon           Wednesday                         2,006
         The Springfield News     Springfield       Oregon           Wednesday and Saturday           11,000
                                                                                                -------------
                       Total paid weekly circulation                                                  66,804
                                                                                                =============

         Source:  Company Statistics

The Company owns 50% of the capital stock of Madison Newspapers, Inc. and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of Madison Newspapers, Inc.

Madison Newspapers, Inc. owns the Wisconsin State Journal, a morning newspaper published seven days each week, and The Capital Times, an afternoon paper published Monday through Saturday each week. Both newspapers are produced in the printing plant of Madison Newspapers, Inc., which maintains common advertising, circulation, delivery, and business departments for the two newspapers.

The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal. The Wisconsin State Journal is classified as one of the Lee Group of newspapers in the newspaper field and in the rating services.

      Classified  Publications:

                   Publication                City          State              Day(s)           Circulation
         ---------------------------------------------------------------------------------------------------
         Prescott Sun                    Prescott       Arizona        Wednesday                     33,100
         Dandy Dime                      Tucson         Arizona        Friday                        28,500
         The Town Crier                  Aledo          Illinois       Wednesday                      9,016
         The Atkinson-Annawan News       Atkinson       Illinois       Thursday                         700
         Prairie Shopper                 Decatur        Illinois       Tuesday                       45,063
         Thrifty Nickel                  East Moline    Illinois       Thursday                      11,665
         Henry County Advertiser         Geneseo        Illinois       Tuesday                       20,300
         The Gateway Express             Clinton        Iowa           Wednesday and Friday           6,837
         The Advertiser                  Davenport      Iowa           Wednesday                     28,000
         Winnebago/Hancock Shopper       Forest City    Iowa           Monday                        12,530
         Mason City Shopper              Mason City     Iowa           Tuesday                       33,971
         The Post                        Muscatine      Iowa           Tuesday                       20,850
         Wapello County Shopper          Ottumwa        Iowa           Wednesday                     21,400
         Thrifty Nickel                  Billings       Montana        Thursday                      30,000
         Yellowstone Shopper             Billings       Montana        Thursday                      47,200
         Mini Nickel                     Bozeman        Montana        Thursday                      22,900
         Nickel Saver                    Butte          Montana        Thursday                     100,000
         Western Shopper                 Deer Lodge     Montana        Wednesday                      4,775
         The Trader                      Dillon         Montana        Monday                         6,183
         Consumers Press                 Great Falls,   Montana        Thursday                      32,969
         Life & Times Press              Hamilton       Montana        Wednesday                     12,275
         The Adit                        Helena         Montana        Wednesday                     23,519
         The Western Montana Messenger   Missoula       Montana        Wednesday                     33,000
         Nifty Nickel                    Las Vegas      Nevada         Thursday                      60,000
         Penny Saver                     Albuquerque    New Mexico     Friday                        26,000
         Quik Quarter/Thrifty Nickel     Albuquerque    New Mexico     Thursday                      34,500
         Pennysaver                      Dickinson      North Dakota   Wednesday                     13,790
         The Finder                      Mandan         North Dakota   Wednesday                     39,161
         Nickel Ads                      Portland       Oregon         Friday                       202,000
         Rapid City Advertiser           Rapid City     South Dakota   Wednesday                     28,000
         Northern Hills Advertiser       Spearfish      South Dakota   Wednesday                     21,977
         Pioneer Shopper                 St. George     Utah           Thursday                      27,000
         Little Nickel                   Lynnwood       Washington     Wednesday and Thursday       320,000
         Nickel Saver                    Moses Lake     Washington     Thursday                      21,500
         Nickel Nik                      Spokane        Washington     Friday                        37,000
         Buyline                         Walla Walla    Washington     Thursday                       2,000
         Nickel Ads                      Wenatchee      Washington     Thursday                      26,500
         The Foxxy Shopper               LaCrosse       Wisconsin      Tuesday                       33,984
         Cover Story                     Madison        Wisconsin      Sunday                        85,000
         Pennysaver                      Racine         Wisconsin      Monday                        65,000
         Foxxy Shopper                   Sparta         Wisconsin      Tuesday                       42,462
                                                                                               -------------
                       Total non-paid weekly circulation                                          1,670,627
                                                                                               =============
         Source:  Company statistics

Classified publications are weekly advertising publications available in racks or delivered free by carriers or third-class mail to all households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system. Classified publications are particularly effective in large markets with high media fragmentation in which major metropolitan newspapers generally have low penetration.

   Specialty Publications and Other Products and Services:

                                                    City        State
         -----------------------------------------------------------------

         Auto Index                             Prescott     Arizona
         Cars & Trucks                          Tuscon       Arizona
         The Ridge                              Aledo        Illinois
         Lee Direct                             Davenport    Iowa
         Lee Print                              Davenport    Iowa
         Classic Images                         Muscatine    Iowa
         International Newspaper Network        Big Fork     Montana
         Quality Information Systems            Billings     Montana
         Western Business                       Billings     Montana
         Intermountain Printing and Publishing  Deer Lodge   Montana
         Ag Almanac                             Great Falls  Montana
         AutoFinder                             Missoula     Montana
         Broadwater                             Townsend     Montana
         Home Scene                             Las Vegas    Nevada
         Las Vegas Showtime                     Las Vegas    Nevada
         Nifty Nickel Cars & Trucks             Las Vegas    Nevada
         Farm & Ranch Guide                     Bismarck     North Dakota
         Internet Broadcasting Partners         Portland     Oregon
         Tri-State Neighbor                     Sioux Falls  South Dakota
         Value Express                          Colville     Washington
         Home Buyer's Guide                     Spokane      Washington
         Nickel Nik's RV Wheel Deals            Spokane      Washington
         Nickel Nik's Truck Deals               Spokane      Washington
         Nickel Nik's Wheel Deals               Spokane      Washington
         AgriView                               Madison      Wisconsin
         Midwest Messenger                      Tekamah      Nebraska
         The Eastman's Journal                  Thermopolis  Wyoming

The Company's strategy is to increase its share of local advertising in its existing markets, and over time, to increase circulation through internal expansion into contiguous markets and make selective acquisitions.

The basic raw material of newspapers, classified, and specialty publications is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate to its needs. Newsprint prices are volatile and fluctuate based upon factors which include both the foreign and domestic production capacity and consumption. The price fluctuations can have a significant effect on the results of operations. For the quantitative impacts of these fluctuations, see "Management Discussion and Analysis of Financial Condition and Results of perations" under Item 7, herein.

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

                                  BROADCASTING

The Company and its subsidiaries own and operate the following television stations:

                                                                   Nielsen DMA
               Station                                            Market Ranking
--------------------------------------------------------------------------------

ABC Affiliate, KGUN-TV - Tucson, Arizona                             78
CBS Affiliates:
   KOIN-TV - Portland, Oregon                                        23
   KRQE-TV - Albuquerque, New Mexico                                 49 (1)
   KGMB-TV - Honolulu, Hawaii                                        71 (2)
   KMTV - Omaha, Nebraska                                            73
NBC Affiliates:
   WSAZ-TV - Huntington-Charleston, West Virginia                    58
   KSNW-TV - Wichita, Kansas                                         65 (3)
   KSNT-TV - Topeka, Kansas                                         140
Telemundo Affiliate, KMAZ-TV - El Paso, Texas                        99 (4)
UPN Affiliate, KASY-TV - Albuquerque, New Mexico
   (operating under local marketing agreement)                       49


(1) Combined DMA rank. KRQE-TV also operates stations KBIM-TV, Roswell, New Mexico and KREZ-TV, Durango, Colorado.

(2) KGMB-TV also operates stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Maui, Hawaii.

(3) KSNW-TV also operates stations KSNG-TV, Garden City, Kansas; KSNC-TV, Great Bend, Kansas; and KSNK-TV, Oberlin, Kansas/McCook, Nebraska.

(4) KZIA-TV changed its call letters to KMAZ-TV effective October 31, 1997. Affiliation changed from UPN effective January 15, 1998.

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

In September 1998, the Company,  its subsidiaries  and associated  companies had
approximately   6,100  employees,   including   approximately   2,100  part-time
employees.

Item 2.  Properties

The Company's executive offices are located in facilities leased at 215 North Main Street, Davenport, Iowa.

All of the printing plants (except Madison which is owned by Madison Newspapers, Inc.) are owned by the Company. All printing plants
(including Madison) are well maintained, are in good condition, and are suitable for the present office and publishing operations. Upon completion of the production facility expansion in Lincoln, Nebraska, the Company believes all plants will be adequately equipped with typesetting, printing and other required equipment.

All offices, studios, and transmitter buildings of the broadcasting divisions are owned or subject to long-term lease by the Company. All of the television properties are adequately equipped for present operations, and are in good condition and repair. See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Commitments" for a discussion of the implementation of digital television service. Network television programs are received via satellite.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table shows the names and ages of all executive officers of the Company, the period of service for each with the Company, the period during which each has held his present office and the office held by each.

                                      Period of Service    Period In
       Name                    Age       With Company    Present Office         Present Office
-------------------------------------------------------------------------------------------------------------
Richard D. Gottlieb             56         35 years          7 years     President and Chief Executive
                                                                            Officer

Ronald L. Rickman               60         39 years           1 year     President - Publishing Group

Gary N. Schmedding              60         26 years           1 year     President - Broadcast Group
                                                                            Group

Larry L. Bloom                  49         5 years           5 years     Senior Vice President - Finance,
                                                                            Treasurer, and Chief
                                                                            Financial Officer

Greg R. Veon                    46         22 years          3 years     Vice President - Marketing

Richard F. Anderson             57          1 year            1 year     President - The Pacific
                                                                            Northwest Group

Vytenis P. Kuraitis             50         4 years           2 years     Vice President - Human
                                                                            Resources

Charles D. Waterman, III        52         9 years           9 years     Secretary

George C. Wahlig                51         9 years           6 years     Vice President - Finance and
                                                                            Chief Accounting Officer

Gregory P. Schermer             44         10 years           1 year     Vice President - Interactive
                                                                            Media

Ronald L. Rickman was elected President - Publishing Group in November 1997. For more than five years prior thereto he was Vice President - Publishing Group.

Gary N. Schmedding was elected President - Broadcast Group in November 1997. For more than five years prior thereto he was Vice President - Broadcast Group.

Greg R. Veon was elected Vice President - Marketing in November 1995; from 1992 through November 1995 he was Vice President and General Manager of KOIN-TV, Portland, Oregon.

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

Gregory P. Schermer was elected Vice President - Interactive Media in November 1997; from 1989 through November 1997 he was, and continues to serve as, corporate counsel for the Company.

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

                                              Quarter
                        --------------------------------------------------
                           4th           3rd          2nd          1st
                        --------------------------------------------------
STOCK PRICES

1998:
   High .............   $  31-3/4     $  33-7/8    $ 33-9/16    $ 29-13/16
   Low ..............      23-1/2       27-5/16           28        25-1/2
   Closing ..........    25-15/16        30-5/8      33-9/16       29-9/16

1997:
   High .............      29-1/8            27       25-1/8        23-5/8
   Low ..............          25        22-3/8       22-3/8            21
   Closing ..........      28-3/8        26-3/8       24-1/4        23-1/4

1996:
   High .............      23-5/8        24-3/8       22-3/4            23
   Low ..............      19-3/4        20-1/2           20      19-11/16
   Closing ..........      22-7/8        23-5/8       21-1/8            23

DIVIDENDS PAID

   1998 .............   $    0.14     $    0.14    $    0.14    $     0.14
   1997 .............        0.13          0.13         0.13          0.13
   1996 .............        0.12          0.12         0.12          0.12

For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Consolidated Financial Statements under Item 8, herein.

At September 30, 1998, the Company had 3,653 holders of Common Stock and 2,283 holders of Class B Common Stock.

Item 6.  Selected Financial Data

                         FIVE YEAR FINANCIAL PERFORMANCE

Year Ended September 30:             1998       1997       1996       1995      1994
                                   ----------------------------------------------------
                                            (In Thousands Except Per Share Data)
OPERATIONS
   Operating revenue ...........   $517,293   $446,686   $427,369   $383,740   $341,241
                                   ====================================================
   Income from continuing
      operations ...............   $ 62,233   $ 62,745   $ 53,670   $ 52,232   $ 45,137
   Discontinued operations .....        - -        - -      7,725      6,227      5,717
   Gain (loss) on disposition
      of discontinued
      operations ...............        - -      1,485    (15,948)       - -        - -
                                   ----------------------------------------------------
              Net income .......   $ 62,233   $ 64,230   $ 45,447   $ 58,459   $ 50,854
                                   ====================================================

PER SHARE AMOUNTS

   Weighted average
      shares:
      Basic ....................     44,829     46,393     46,973     46,053     46,038
      Diluted ..................     45,557     47,243     47,899     46,873     46,806

   Basic:
      Income from continuing
        operations .............   $   1.39   $   1.35   $   1.14   $   1.13   $   0.98
      Discontinued operations ..        - -        - -       0.16       0.14       0.12
      Gain (loss) on disposition
        of discontinued
        operations .............        - -       0.03      (0.33)       - -        - -
                                   ----------------------------------------------------
              Net income .......   $   1.39   $   1.38   $   0.97   $   1.27   $   1.10
                                   ====================================================

   Diluted:
      Income from continuing
        operations .............   $   1.37   $   1.33   $   1.12   $   1.12   $   0.97
      Discontinued operations ..        - -        - -       0.16       0.13       0.12
      Gain (loss) on disposition
        of discontinued
        operations .............        - -       0.03      (0.33)       - -        - -
                                   ----------------------------------------------------
              Net income .......   $   1.37   $   1.36   $   0.95   $   1.25   $   1.09
                                   ====================================================

   Dividends ...................   $   0.56   $   0.52   $   0.48   $   0.44   $   0.42

OTHER DATA

   Total assets ................   $660,585   $650,963   $527,416   $559,929   $474,701
   Debt, including
      current maturities .......    219,481    203,735     95,503    123,489    130,532
   Stockholders' equity ........    319,759    319,390    324,954    311,042    241,930

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Operating results are summarized below:

                                              1998       1997       1996
                                            ------------------------------
                                                (Dollars in Thousands,
                                                Except Per Share Data)

Operating revenue .......................   $517,293   $446,686   $427,369
   Percent change .......................      15.8%       4.5%      11.4%
Income before depreciation, amortization,
   interest and taxes (EBITDA) * ........    150,423    132,455    122,540
   Percent change .......................      13.6%       8.1%       8.6%
Operating income ........................    112,847    104,151     94,741
   Percent change .......................       8.3%       9.9%       3.6%
Income from continuing operations .......     62,233     62,745     53,670
   Percent change .......................     (0.8)%      16.9%       2.8%
Earnings per share, continuing operations
   Basic ................................       1.39       1.35       1.14
      Percent change ....................       3.0%      18.4%       0.1%
   Diluted ..............................       1.37       1.33       1.12
      Percent change ....................       3.0%       18.8%       --%

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

The fiscal 1998 comparisons are significantly affected by the September 8, 1997 acquisition of The Pacific Northwest Group. The Pacific Northwest Group publishes eight daily and weekly newspapers geographically clustered in Oregon's Willamette Valley and classified publications in eight markets in the states of Washington, Oregon, Nevada, and Utah. For additional information related to this acquisition, see Note 3 of the Notes to Consolidated Financial Statements under
Item 8, herein.

The following unaudited pro forma operating results are as if Lee had owned its recently acquired properties since October 1, 1996.

                                                  1998        1997
                                                ---------------------
                                                (Pro Forma Dollars in
                                                Thousands, Except Per
                                                    Share Data)

Operating revenue ............................   $517,293   $497,872
   Percent change ............................       3.9%
Income before depreciation, amortization,
   interest and taxes ........................    150,423    146,898
   Percent change ............................       2.4%
Operating income .............................    112,847    110,241
   Percent change ............................       2.4%
Income from continuing operations ............     62,233     59,470
   Percent change ............................       4.6%
Earnings per share, continuing operations:
   Basic .....................................       1.39       1.28
      Percent change .........................       8.6%
   Basic .....................................       1.37       1.26
      Percent change .........................       8.7%

PUBLISHING
                                              1998       1997       1996
                                            ------------------------------
                                                (Dollars in Thousands)

Operating revenue .......................   $382,894   $318,441   $302,564
   Percent change .......................      20.2%       5.2%      10.1%
Operating income:
   Wholly-owned properties ..............     94,159     88,865     75,687
      Percent change ....................       6.0%      17.4%      10.7%
   Equity in net income .................      8,367      7,756      7,008
      Percent change ....................       7.9%      10.7%     (15.3)%
Operating margin, wholly-owned properties      24.6%      27.9%      25.0%

The   publishing   segment   includes   newspapers,   classified  and  specialty
publications. Operating revenue consists of the following:

                                  1998       1997       1996
                                ------------------------------
                                     (Dollars in Thousands)
Daily newspapers:
   Advertising .............    $195,852   $179,822   $169,151
      Percent change .......        8.9%       6.3%      10.3%
   Circulation .............      81,912     80,522     79,814
      Percent change .......        1.7%       0.9%       9.5%
Other ......................     105,130     58,097     53,599
   Percent change ..........       81.0%       8.4%      10.1%

Exclusive of The Pacific Northwest Group acquisition, advertising revenue increased 5.0% and 6.0%, circulation revenue (decreased) increased (.6%) and
 .7%, and other revenue increased 4.6% and 3.8% in 1998 and 1997, respectively.

The  following  daily  newspaper   advertising   lineage,   circulation   volume
statistics, and related revenue results are presented on a pro forma basis for daily newspapers wholly owned at the end of fiscal 1998.

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

A DVERTISING LINEAGE, IN THOUSANDS OF INCHES (PRO FORMA ):

                                        1998            1997             1996
                                       ---------------------------------------

Classified ...................          4,365           4,252            4,067
   Percent change ............           2.7%            4.5%           (0.2)%
Local ........................          5,638           5,630            5,697
   Percent change ............           0.1%          (1.2)%           (2.3)%

Classified advertising revenue increased approximately 9.7% in 1998, 9.7% in 1997, and 6.5% in 1996. The average rate realized increased 6.9% in 1998, 5.0% in 1997, and 6.8% in 1996. In 1998 continued significant growth in employment advertising and growth in real estate advertising offset a small reduction in automotive advertising. In 1997 significant growth in employment advertising offset softness in automotive and other advertising. In 1996 automotive advertising decreased until late in the fiscal year.

Local "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. In 1998 revenue increased 1.3% as the Company offered price incentives in return for larger or more frequent ads resulting in a .1% increase in local advertising units. Revenue increased 3.1% in 1997 and 1996 on higher average rates despite decreases in advertising inches.

Total revenue realized from local and national merchants is increasing despite the shift from run-of-press advertising to preprints which have lower-priced, higher-volume distribution rates. Preprint revenue increased 4.8% in 1998, 5.2% in 1997, and was flat in 1996 due to cutbacks by advertisers during the 1995 holiday season.

In 1998 circulation revenue decreased (.6%) and volume decreased (.7%). Volume decreases in 1997 continued through the first half of 1998. Intensive promotion efforts and reduced price offers increased volume above 1997 year-end levels by the close of the fiscal year. In 1997 and 1996 circulation revenue increased .8% and 3.8% as a result of higher rates, which offset volume decreases of (2.3%) and (1.7%), respectively.

Other revenue consists of revenue from weekly newspapers, classified, specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing, special event production, and on-line service) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                 1998       1997      1996
                                                              ------------------------------
                                                                      (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ....................... $ 23,927   $ 22,711   $ 21,750
   Acquired since September 30, 1995 ........................   46,363      3,072        485
Commercial printing:
   Properties owned for entire period .......................   13,858     14,351     14,354
   Acquired since September 30, 1995 ........................      947
Products delivered outside the newspaper:
   Properties owned for entire period .......................   11,650      9,928      9,443
   Acquired since September 30, 1995 ........................       17         59
Editorial service contracts .................................    8,368      7,976      7,567
                                                              ------------------------------
                                                              $105,130   $ 58,097   $ 53,599
                                                              ==============================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1998     1997    1996
                                                                 ------------------------
Revenue ....................................................     100.0%   100.0%   100.0%
                                                                 ------------------------

Compensation costs .........................................      35.1     34.0     33.8
Newsprint and ink ..........................................      10.7      9.7     12.7
Other operating expenses ...................................      23.1     23.4     23.6
                                                                 ------------------------
                                                                  68.9     67.1     70.1
                                                                 ------------------------

Income before depreciation, amortization, interest and taxes      31.1     32.9     29.9
Depreciation and amortization ..............................       6.5      5.0      4.9
                                                                 ------------------------
Operating margin wholly-owned properties ...................      24.6%    27.9%    25.0%
                                                                 ========================

Exclusive of the effects of acquisitions, in 1998 costs other than depreciation and amortization increased 5.2%. Newsprint and ink costs increased 12.2% due to higher prices for newsprint and greater consumption. Compensation cost increased 5.3% due to an increase in average compensation and hours worked. Other operating costs increased 2.1%.

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

BROADCASTING
                               1998        1997       1996
                             -------------------------------
                                  (Dollars in Thousands)

Operating revenue ......     $126,032    $120,489   $117,797
   Percent change ......         4.6%        2.3%      17.1%
Operating income .......       24,948      22,262     22,953
   Percent change ......        12.1%      (3.0)%    (14.8)%
Operating margin .......        19.8%       18.5%      19.5%

Revenue for 1998 increased $5,543,000, 4.6%. Local/regional/national revenue increased $6,834,000 due to winter Olympics advertising in the second quarter and improved rates realized. Political advertising decreased $1,063,000. Production revenues and revenues from other sources were flat.

Revenue for 1997 increased $2,692,000, 2.3%. Local/regional/national revenue increased $1,342,000 while political advertising decreased $244,000. Production revenue increased $562,000 due to the addition of a second mobile production facility at MIRA Productions in Portland, Oregon, and revenues from other services increased $913,000.

In 1996, exclusive of acquisitions, operating revenue decreased (.6%). Local/regional/national revenue decreased $2,600,000, due to softness in automotive and retail spot buying. Political advertising increased $1,000,000. Production revenue increased $760,000, primarily due to a new mobile production facility at MIRA Productions in Portland, Oregon.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1998     1997     1996
                                                                 ------------------------
Revenue ....................................................     100.0%   100.0%   100.0%
                                                                 ------------------------

Compensation costs .........................................      40.9     41.8     39.5
Programming costs ..........................................       6.6      6.6      7.9
Other operating expenses ...................................      23.6     23.4     22.6
                                                                 ------------------------
                                                                  71.1     71.8     70.0
                                                                 ------------------------

Income before depreciation, amortization, interest and taxes      28.9     28.2     30.0
Depreciation and amortization ..............................       9.1      9.7     10.5
                                                                 ------------------------
Operating margin wholly-owned properties ...................      19.8%    18.5%    19.5%
                                                                 ========================

Operating income increased in 1998 by $2,686,000. Compensation costs increased $1,092,000, 2.2% due to an increase in the average hourly rate which offset a decrease in the number of hours worked. Programming costs increased by $462,000, 5.8% due to an increase in the cost of syndicated programs. Other operating expense increased $1,477,000, 5.2% due to increased costs for promotion, audience ratings services, and bad debt expense when two advertisers filed for bankruptcy.

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

Exclusive of the effects of acquisitions, operating income decreased by $6,500,000 or 23.8% in 1996. Compensation costs increased by 5.1% primarily due to a 6.9% increase in hours worked, mainly due to expanded operations at our New Mexico locations. Programming costs increased by $2,000,000, 31.8% as a result of the addition of highly-rated syndicated programming and the write-down of certain programming to net realizable value. Other operating costs increased 4.2% due to higher expenditures for repairs and maintenance and sales and audience promotion.

CORPORATE

Corporate costs in 1998 decreased by $105,000, (.7%). Reductions in financial system installation costs, incentive compensation, and donations were offset by increases in depreciation and other expenses.

Corporate costs in 1997 increased by $3,800,000, 35.1% as a result of increased marketing costs and the enhancement of computer software.

Corporate costs in 1996 decreased by $1,300,000, (10.4%) primarily due to decreased levels of incentive compensation and lower medical plan costs resulting from a 1995 plan redesign.

INTEREST EXPENSE

Interest expense increased by approximately $6,300,000 in 1998 due to borrowings to finance The Pacific Northwest Group acquisition. Interest expense decreased by approximately $1,300,000 in 1997 and $2,300,000 in 1996. The most significant element of the decreases was a lower debt level which reduced interest expense by approximately $1,500,000 and $2,400,000, respectively, in 1997 and 1996. Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $24,000, $1,700,000, and $600,000 in 1998, 1997, and 1996, respectively, as a result of these arrangements.

INCOME TAXES

Income taxes were 37.8% of pretax income in 1998, 38.0% in 1997, and 38.8% in 1996.

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

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations totaled $100,739,000 in 1998. The Company has $50,000,000 available under a revolving credit arrangement with banks which expires in 2003. The major sources and uses of cash in 1998 were as follows:


                                                                         (In
                                                                      Thousands)

Sources of cash:
   Operations ...................................................      $100,739
   Long-term borrowings .........................................       185,000
   All other ....................................................         2,256
                                                                       --------
                                                                        287,995
                                                                       --------
Uses of cash:
   Acquisitions .................................................        11,944
   Purchase of property and equipment ...........................        26,725
   Cash dividends paid ..........................................        25,160
   Purchase of Lee Enterprises, Incorporated stock ..............        51,388
   Payment of debt ..............................................       170,000
                                                                       --------
                                                                        285,217
                                                                       --------
              Increase in cash ..................................      $  2,778
                                                                       ========

The Company generally finances significant acquisitions by long-term borrowings.

Recurring capital expenditures for new and improved facilities and equipment are expected to be about $20,000,000 in 1999. The FCC has required implementation of digital television ("DTV") service which includes high definition television systems. Implementation of DTV service will impose substantial additional costs on television stations to provide the new service due to increased equipment costs. KOIN-TV in Portland, Oregon is required by the FCC to broadcast a digital TV signal by November 1999. The Company has plans to spend approximately $2,000,000 in fiscal 1999 for DTV conversion. The Company has not completed its assessment of the balance of the capital expenditures required or the benefits to the Company of converting to DTV. Consequently, the Company cannot at this time predict the impact this conversion will have on liquidity, capital resources, and results of operations.

The Company also is in the process of building a new production facility for the Journal-Star in Lincoln, Nebraska. The total cost is expected to be approximately $32,000,000 and will be completed in fiscal 2000. Approximately $7,000,000 has been spent through September 30, 1998 on this project and spending in fiscal 1999 is expected to be approximately $14,000,000. Also the Company intends to spend approximately $2,000,000 in fiscal 1999 for expanded commercial printing facilities. The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds and the Company's revolving credit agreements.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 15 cents per share, an annual rate of 60 cents.

During the fiscal year ended September 30, 1998, the Company paid dividends of $25,160,000 or 40.1% of 1998's earnings from continuing operations. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under borrowing arrangements are not considered restrictive to payment of dividends. Lee Common Stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee Common Stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last several years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where conditions permit, increasing selling prices.

EMERGING ACCOUNTING STANDARDS

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

YEAR 2000

The Year 2000 Issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its IT systems. Evaluation of date-sensitive publishing equipment is expected to be complete by December 31, 1998 with the evaluation of broadcasting equipment expected to be complete by March 31, 1999. Renovation and testing have been completed on all significant IT systems that utilize company-developed software that were not Year 2000 compliant with the exception of the newspaper advertising system. That system has been renovated and is currently being tested. Installation of the renovated advertising system is scheduled to be complete by January 31, 1999. The Company has received representations that significant software developed by others is Year 2000 compliant. Testing of these systems is expected to be complete by March 31, 1999. Installation of a new Year 2000-compliant financial system is approximately 70% complete and is planned to be complete by July 31, 1999. Testing of computer hardware for IT systems is approximately 90% complete. Renovation efforts and testing of systems/equipment are expected to be complete by June 30, 1999.

The Company will monitor the progress of material vendors and suppliers whose uninterrupted delivery of product or service is material to the production or distribution of our print and broadcast products in their efforts to become Year 2000 compliant. Material vendors and suppliers include electric utilities, telecommunications, news and content providers, television networks, other television programming suppliers, the U.S. Postal Service, and financial institutions.

From September 30, 1994 through September 30, 1998, the Company has spent approximately $500,000 to address Year 2000 issues for IT systems (exclusive of the cost of the new financial, newspaper production and other systems that were scheduled to be replaced before the year 2000 for reasons other than Year 2000 compliance). Total costs to address Year 2000 issues for IT systems are currently estimated to be less than $1,000,000 and consist primarily of staff and consultant costs. Year 2000 remediation will require the replacement of telephone switches and software at a cost of $600,000 to $1,000,000. Through September 30, 1998 approximately $300,000 had been spent for new telephone equipment. An estimate of the cost of replacement of newspaper and broadcasting equipment will be available after the completion of the evaluations described above. Funds for these costs are expected to be provided by the operating cash flows or bank line of credit of the Company.

The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third-parties. A worst-case scenario would result in the short-term inability of the Company to produce/distribute newspapers or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management monitors the progress of the Company's Year 2000 efforts and provides update reports to the audit committee of the Board of Directors at each meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third-parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company is in the process of reviewing its existing contingency plans in case business interruptions do occur. Management expects the review of these plans to be complete by June 30, 1999.

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

Quarterly results of operations are summarized under Item 8, herein.

Item 8.  Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                               ----------------------------
                                                                 1998       1997     1996
                                                               ----------------------------
                                                                  (Dollars in Thousands)
ASSETS

Current Assets:
   Cash and cash equivalents ................................  $ 16,941  $ 14,163  $ 19,267
   Trade receivables, less allowance for doubtful
      accounts 1998 $4,110; 1997 $4,600;
      1996 $4,000 ...........................................    60,443    56,960    48,773
   Receivables from associated companies ....................     1,437     1,437     1,438
   Inventories ..............................................     3,878     3,716     3,668
   Program rights and other .................................    16,892    17,691    17,183
   Net assets of discontinued operations ....................       - -       - -    56,379
                                                               ----------------------------
              Total current assets ..........................    99,591    93,967   146,708
                                                               ----------------------------

Investments:
   Associated companies .....................................    14,107    12,185    11,488
   Other ....................................................    12,364    12,506    10,668
                                                               ----------------------------
                                                                 26,471    24,691    22,156
                                                               ----------------------------

Property and Equipment:
   Land and improvements ....................................    13,856    12,994    10,140
   Buildings and improvements ...............................    65,945    64,937    57,995
   Equipment ................................................   219,491   194,510   173,752
                                                               ----------------------------
                                                                299,292   272,441   241,887
   Less accumulated depreciation ............................   170,920   152,415   137,182
                                                               ----------------------------
                                                                128,372   120,026   104,705
                                                               ----------------------------


Intangibles and Other Assets:
   Intangibles ..............................................   398,111   404,481   246,061
   Other ....................................................     8,040     7,798     7,786
                                                               ----------------------------
                                                                406,151   412,279   253,847
                                                               ----------------------------
                                                               $660,585  $650,963  $527,416
                                                               ============================

See Notes to Consolidated Financial Statements.

                                                                          September 30,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------------------------------
                                                                    (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current maturities of long-term
      debt ..................................................   $ 33,453    $177,561    $ 43,213
   Accounts payable .........................................     14,277      23,429      15,369
   Compensation and other accruals ..........................     26,966      27,324      20,419
   Income taxes payable .....................................      6,475       4,754       4,738
   Unearned income ..........................................     16,890      15,840      14,038
                                                                --------------------------------
              Total current liabilities .....................     98,061     248,908      97,777
                                                                --------------------------------

Long-Term Debt, net of current maturities ...................    186,028      26,174      52,290
                                                                --------------------------------

Deferred Items:
   Retirement and compensation ..............................     13,117      13,948      11,611
   Income taxes .............................................     43,620      42,543      40,784
                                                                --------------------------------
                                                                  56,737      56,491      52,395
                                                                --------------------------------
Stockholders' Equity:
   Capital stock:
      Serial convertible preferred, no par value;
        authorized 500,000 shares; issued none
      Common, $2 par value; authorized
        60,000,000 shares; issued and outstanding
        1998 32,572,000 shares ..............................     65,144      66,719      68,578
      Class B, common, $2 par value; authorized
        30,000,000 shares; issued and outstanding
        1998 11,778,000 shares ..............................     23,556      24,298      25,466
   Additional paid-in capital ...............................     28,715      25,629      20,189
   Unearned compensation ....................................       (650)       (493)       (637)
   Retained earnings ........................................    202,994     203,237     211,358
                                                                --------------------------------
                                                                 319,759     319,390     324,954
                                                                --------------------------------
                                                                $660,585    $650,963    $527,416
                                                                ================================

CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended September 30,
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------------------------------
                                                         (In Thousands Except
                                                            Per Share Data)
Operating revenue:
   Publishing:
      Daily newspapers:
        Advertising ............................   $195,852    $179,822    $169,151
        Circulation ............................     81,912      80,522      79,814
      Other ....................................    105,130      58,097      53,599
   Broadcasting ................................    126,032     120,489     117,797
   Equity in net income of associated companies       8,367       7,756       7,008
                                                   --------------------------------
                                                    517,293     446,686     427,369
                                                   --------------------------------
Operating expenses:
   Compensation costs ..........................    192,755     165,547     153,076
   Newsprint and ink ...........................     41,165      30,906      38,535
   Depreciation ................................     19,662      17,175      16,236
   Amortization of intangibles .................     17,914      11,129      11,563
   Other .......................................    132,950     117,778     113,218
                                                   --------------------------------
                                                    404,446     342,535     332,628
                                                   --------------------------------
              Operating income .................    112,847     104,151      94,741
                                                   --------------------------------
Financial (income) expense:
   Interest expense ............................     14,611       8,321       9,648
   Financial (income) ..........................     (1,896)     (5,392)     (2,609)
                                                   --------------------------------
                                                     12,715       2,929       7,039
                                                   --------------------------------
              Income from continuing operations
              before taxes on income ...........    100,132     101,222      87,702
Income taxes ...................................     37,899      38,477      34,032
                                                   --------------------------------
              Income from continuing operations      62,233      62,745      53,670
                                                   --------------------------------

Discontinued operations:
   Income from discontinued operations, net of
      income tax effect ........................        - -         - -       7,725
   Gain (loss) on disposition of discontinued
      operations, net of income tax effect .....        - -       1,485     (15,948)
                                                   --------------------------------
                                                        - -       1,485      (8,223)
                                                   --------------------------------
              Net income .......................   $ 62,233    $ 64,230    $ 45,447
                                                   ================================

Earnings per share:
   Basic:
      Income from continuing operations ........   $   1.39    $   1.35    $   1.14
      Income (loss) from discontinued operations        - -        0.03       (0.17)
                                                   --------------------------------
              Net income .......................   $   1.39    $   1.38    $   0.97
                                                   ================================

   Diluted:
      Income from continuing operations ........   $   1.37    $   1.33    $   1.12
      Income (loss) from discontinued operations        - -        0.03       (0.17)
                                                   --------------------------------
              Net income .......................   $   1.37    $   1.36    $   0.95
                                                   ================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Year Ended September 30,
                                   --------------------------------------------------------------------
                                                Amount                              Shares
                                   --------------------------------     -------------------------------
                                     1998        1997       1996         1998         1997        1996
                                   --------------------------------     -------------------------------
                                                  (In Thousands Except Per Share Data)
Common Stock:
   Balance, beginning ..........   $ 66,719    $ 68,578    $ 68,396      33,359      34,289      34,198
      Conversion from Class B
        Common Stock ...........        649       1,131         862         325         565         431
      Shares issued ............        286         474         404         143         237         202
      Shares reacquired ........     (2,510)     (3,464)     (1,084)     (1,255)     (1,732)       (542)
                                   --------------------------------     -------------------------------
   Balance, ending .............   $ 65,144    $ 66,719    $ 68,578      32,572      33,359      34,289
                                   ================================     ===============================

Class B Common Stock:
   Balance, beginning ..........   $ 24,298    $ 25,466    $ 26,336      12,149      12,733      13,168
      Conversion to Common
        Stock ..................       (649)     (1,131)       (862)       (325)       (565)       (431)
      Shares reacquired ........        (93)        (37)         (8)        (46)        (19)         (4)
                                   --------------------------------     -------------------------------
   Balance, ending .............   $ 23,556    $ 24,298    $ 25,466      11,778      12,149      12,733
                                   ================================     ===============================

Additional Paid-In Capital:
   Balance, beginning ..........   $ 25,629    $ 20,189    $ 17,404
      Shares issued ............      3,086       5,440       2,785
                                   --------------------------------
   Balance, ending .............   $ 28,715    $ 25,629    $ 20,189
                                   ================================

Unearned Compensation:
   Balance, beginning ..........   $   (493)   $   (637)   $   (533)
      Restricted shares issued .       (714)       (405)       (637)
      Restricted shares canceled          7          59           4
      Amortization .............        550         490         529
                                   --------------------------------
   Balance, ending .............   $   (650)   $   (493)   $   (637)
                                   ================================

Retained Earnings:
   Balance, beginning ..........   $203,237    $211,358    $199,439
      Net income ...............     62,233      64,230      45,447
      Cash dividends per share
        1998 $.56; 1997 $.52;
        1996 $.48; .............    (25,160)    (24,173)    (22,603)
      Shares reacquired ........    (37,316)    (48,178)    (10,925)
                                   --------------------------------
   Balance, ending .............   $202,994    $203,237    $211,358
                                   ================================

Stockholders' Equity ...........   $319,759    $319,390    $324,954      44,350      45,508      47,022
                                   ================================     ===============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended September 30,
                                                         --------------------------------
                                                           1998        1997        1996
                                                         --------------------------------
                                                                  (In Thousands)
Cash Provided by Operating Activities:
   Net income ........................................   $ 62,233    $ 64,230    $ 45,447
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................     37,576      29,581      32,159
      (Gain) loss on disposition of discontinued
        operations ...................................     (1,985)     14,563
      Distributions less than earnings of associated
        companies ....................................     (1,922)       (696)       (734)
      Change in assets and liabilities, net of effects
        from business acquisitions:
        (Increase) in receivables ....................     (3,131)     (2,817)     (1,347)
        Decrease in inventories, program rights and
            other ....................................      1,427       1,552         768
        Increase (decrease) in accounts payable,
            accrued expenses and unearned income .....      2,370       3,144      (9,446)
        Increase in income taxes payable .............      1,721         516       2,067
        Other, primarily deferred items ..............        465       4,021       4,066
                                                         --------------------------------
              Net cash provided by operating
              activities .............................    100,739      97,546      87,543
                                                         --------------------------------

Cash (Required for) Investing Activities:
   Acquisitions ......................................    (11,944)   (188,689)        - -
   Purchase of property and equipment ................    (26,725)    (16,342)    (18,796)
   Purchase of temporary investments .................        - -         - -        (200)
   Proceeds from maturities of temporary
      investments ....................................        - -         - -         400
   Proceeds from sale of subsidiary ..................        - -      54,795         - -
   Other .............................................       (952)     (1,838)     (2,089)
                                                         --------------------------------
              Net cash (required for) investing
              activities .............................    (39,621)   (152,074)    (20,685)
                                                         --------------------------------

Cash Provided by (Required for) Financing Activities:
   Purchase of common stock ..........................    (51,388)    (41,055)    (11,917)
   Cash dividends paid ...............................    (25,160)    (24,173)    (22,603)
   Proceeds from long-term borrowings ................    185,000         - -         - -
   Proceeds from (payments on) short-term
      notes payable, net .............................   (145,000)    130,000         - -
   Principal payments on long-term borrowings ........    (25,000)    (21,219)    (26,209)
   Other .............................................      3,208       5,871       2,455
                                                         --------------------------------
              Net cash provided by (required for)
              financing activities ...................   $(58,340)   $ 49,424    $(58,274)
                                                         --------------------------------

              Net increase (decrease) in cash and cash
              equivalents ............................   $  2,778    $ (5,104)   $  8,584

Cash and cash equivalents:
   Beginning .........................................     14,163      19,267      10,683
                                                         --------------------------------
   Ending ............................................   $ 16,941    $ 14,163    $ 19,267
                                                         ================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Business and Significant Accounting Policies

Nature of business:

   The Company has two principal businesses: publishing and broadcasting. As of September 30, 1998, operating divisions and associated companies publish twenty-one daily and eleven weekly newspapers, forty-one classified and twenty-seven specialty publications, and operate nine full-service
   network-affiliated   television  stations  and  seven  satellite   television
   stations.

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

   INVENTORIES: Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1998, 1997, and 1996 were less than replacement cost by $4,815,000, $4,856,000, and $5,087,000, respectively.

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

   EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

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

Summary operating results of discontinued operations are as follows:

                                                   1997        1996
                                                  ------------------
                                                    (In Thousands)

Revenue ......................................    $   - -    $65,552
Costs and expenses ...........................        - -     51,040
                                                  ------------------
Income before income taxes ...................        - -     14,512
Provision for income taxes ...................        - -      6,787
                                                  ------------------
              Income, net of tax .............        - -      7,725
                                                  ------------------
Gain (loss) on disposition before income taxes      1,985    (14,563)
Provision for income taxes ...................        500      1,385
                                                  ------------------
              Gain (loss) on disposition .....      1,485    (15,948)
                                                  ------------------
              Income (loss) from discontinued
              operations .....................    $ 1,485    $(8,223)
                                                  ==================

Net assets of discontinued operations as of September 30, 1996 are as follows (in thousands):

Accounts receivable, net ......................................          $ 9,720
Inventories ...................................................           12,606
Other .........................................................              206
Property and equipment, net ...................................            4,996
Intangibles, net ..............................................           52,777
                                                                         -------
              Total ...........................................           80,305
                                                                         -------
Accrued loss on disposal ......................................           14,563
Deferred income taxes .........................................            1,104
Other liabilities .............................................            6,683
Long-term debt ................................................            1,427
Deferred compensation .........................................              149
                                                                         -------
                                                                          23,926
                                                                         -------
              Net assets of discontinued
              operations ......................................          $56,379
                                                                         =======


Note 3.  Acquisitions

On September 8, 1997, the Company acquired, for cash, 100% of the outstanding stock of Southern Utah Media, Inc. (now known as The Pacific Northwest Publishing Group, Inc.), Oregon News Media, Inc., and Nevada Media, Inc. (collectively referred to as The Pacific Northwest Group). The Pacific Northwest Group publishes daily and weekly newspapers and classified publications. The total acquisition cost was $186,253,000. The excess of the total acquisition cost, over the fair value of the net assets acquired, was $166,916,000.

The acquisition has been accounted for as a purchase, and the results of operations of The Pacific Northwest Group since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the year ended September 30, 1997, as though The Pacific Northwest Group had been acquired as of October 1, 1996 follows:

                                                              Year Ended
                                                             September 30,
                                                                 1997
                                                           ----------------
                                                            (In Thousands,
                                                              Except Per
                                                              Share Data)

   Operating revenue                                            $494,764
   Income from continuing operations                              59,703
   Earnings per share, continuing operations:
      Basic                                                         1.29
      Diluted                                                       1.26

The  above  amounts  reflect   adjustments  for   amortization  of  intangibles,
additional depreciation on revalued purchased assets, and imputed interest on borrowed funds.

The Company also acquired five classified or specialty publications and one commercial printer in 1998 and five classified or specialty publications in 1997.

The purchase price of business acquisitions was allocated as follows:

                                                    Year Ended
                                                   September 30,
                                                --------------------
                                                 1998         1997
                                                --------------------
                                                   (In Thousands)

Noncash working capital acquired ............   $    377    $  2,897
Property and equipment ......................      1,326      16,278
Intangibles .................................     11,485     169,554
Other long-term assets ......................        - -          10
Issuance of note payable ....................     (1,194)        (50)
Deferred items ..............................        (50)        - -
                                                --------------------
              Total cash purchase price .....   $ 11,944    $188,689
                                                ====================


Note 4.  Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper publishing company operating in Madison, Wisconsin, and interests in other ventures, including marketing and Internet services.

Summarized financial information of the associated companies is as follows:

   Combined Associates                                      1998     1997      1996
------------------------------------------------------------------------------------
                                                               (In Thousands)
ASSETS

Current assets ..........................................  $25,867  $23,854  $23,470
Investments and other assets ............................    5,966    5,700    3,912
Property and equipment, net .............................   10,204    9,730    6,741
                                                           -------------------------
                                                           $42,037  $39,284  $34,123
                                                           =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities .....................................  $14,510  $14,792  $11,778
Long-term debt ..........................................      661      435      515
Stockholders' equity ....................................   26,866   24,057   21,830
                                                           -------------------------
                                                           $42,037  $39,284  $34,123
                                                           =========================

Revenue .................................................  $85,436  $79,677  $73,016
Income before depreciation, amortization, interest,
   and income taxes .....................................   29,434   26,895   23,663
Operating income ........................................   26,553   24,732   21,962
Net income ..............................................   16,738   15,517   14,016

Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                         1998       1997       1996
                                        -----------------------------
                                                (In Thousands)
Share of:
   Stockholders' equity ............    $13,433    $12,028    $10,915
   Undistributed earnings ..........     13,281     11,568     10,574

Note 5.  Debt

The Company has a $50,000,000 unsecured revolving loan agreement with a bank group which expires in 2003. Interest rates float at rates specified in the agreement. There were no borrowings under this agreement at September 30, 1998.

The Company has long-term obligations, net of current maturities, as follows:

                                                                  September 30,
                                                          -----------------------------
                                                            1998      1997       1996
                                                          -----------------------------
                                                                 (In Thousands)
Insurance companies senior notes payable,
   6.14% to 6.64%, due in varying amounts
   from 2001 to 2013 .................................... $185,000  $    - -    $   - -
Insurance company senior notes payable,
   effective rate of 9.96%, $25,000,000
   due January 1999 .....................................      - -    25,000     50,000
Program contracts, noninterest bearing, due
   through 2002 .........................................    1,028     1,174      2,290
                                                          -----------------------------
                                                          $186,028  $ 26,174   $ 52,290
                                                          =============================

Aggregate maturities during the next five years are $33,453,000, $689,000, $11,814,000, $11,725,000, and $11,600,000. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.


Note 6.  Retirement and Compensation Plans

Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $10,400,000 in 1998, $10,300,000 in 1997, and $11,200,000 in 1996.

Note 7.  Common Stock, Class B Common Stock, and Preferred Stock Purchase Rights

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

On May 7, 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding Common and Class B Common share (Common Shares) of the Company. The Rights are attached to and automatically trade with the outstanding shares of the Company's Common Stock.

The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding Common Shares. Once the Rights become exercisable, they entitle all other shareholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on May 31, 2008.

Note 8.  Stock Option, Restricted Stock, and Stock Purchase Plans

At September 30, 1998, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or the stock purchase plans. Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                  1998       1997       1996
                                -----------------------------
                                      (Thousands, Except
                                        Per Share Data)
Net income:
   As reported ............     $62,233    $64,230    $45,447
   Pro forma ..............      60,945     63,180     44,919

Earnings per share:
   Basic:
      As reported .........        1.39       1.38       0.97
      Pro forma ...........        1.36       1.36       0.96
   Diluted:
      As reported .........        1.37       1.36       0.95
      Pro forma ...........        1.34       1.34       0.94

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after October 1, 1995.

Stock option and restricted stock plans:

   The Company has reserved 5,729,000 shares of common stock for issuance to key employees under incentive and nonstatutory stock option plans and a restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997, and 1996, respectively: dividend rates of 1.95%, 2.22%, and 2.22%; price volatility of 14.5%, 16.5%, and 19.5%; risk-free interest rates based upon the life of the option ranging from 5.29% to 5.77%, 5.89% to 6.67%, and 5.46% to 6.55%; and expected lives based upon the life of the option ranging from 2.5 to 8 years.

   A summary of the stock option plans is as follows:

                                                       Number of Shares
                                                --------------------------------
                                                 1998        1997         1996
                                                --------------------------------
                                                        (In Thousands)

Under option, beginning of year .........       1,509        2,279        2,220
   Granted ..............................         190          155          241
   Terminated and canceled ..............          (5)          (8)          (3)
   Exercised ............................        (203)        (917)        (179)
                                                -------------------------------
Under option, end of year ...............       1,491        1,509        2,279
                                                ===============================

Options exercisable, end of year ........         978        1,192        1,861
                                                ===============================

                                                       Average Price
                                                ---------------------------
                                                  1998      1997      1996
                                                ---------------------------

Granted during the year ................        $ 27.18   $ 22.20   $ 19.96
Exercised during the year ..............          15.88     13.64     12.64
Under option, end of year ..............          17.15     15.82     14.52
Weighted-average fair value per
   option of options granted ...........           6.95      5.71      5.47

A further summary of options outstanding as of September 30, 1998 is as follows:

                                        Options Outstanding
                              -----------------------------------------
                                               Weighted-                       Options Exercisable
                                                Average                   ----------------------------
                                  Number       Remaining      Weighted-      Number       Weighted-
                               Outstanding    Contractual      Average     Exercisable     Average
             Range of              (In            Life         Exercise        (In         Exercise
         Exercise Prices        Thousands)     (In Years)       Price      Thousands)       Price
     -------------------------------------------------------------------------------------------------
     $11 to $14                          353           2.7 $        11.01           353 $       11.01
     $15 to $20                          821           4.6          16.76           589         16.13
     $20 to $22                          124           7.4          21.46            14         21.19
     $25 to $29                          175           9.0          26.64             4         27.36
     $30 to $34                           18           4.2          32.36            18         32.36
                              ---------------                             --------------
                                       1,491           4.9          17.15           978         14.70
                              ===============                             ==============

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 1998, 1997, and 1996, the Company granted 26,000, 18,000, and 32,000, respectively, of restricted stock to employees. As of September 30, 1998, 70,000 shares of restricted stock were outstanding.

At September 30, 1998, 4,238,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan:

The Company has 1,293,000 additional shares of common stock available for issuance pursuant to an employee stock purchase plan. April 30, 1999 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant. The weighted-average fair value per share of purchase rights granted in 1998, 1997, and 1996 computed using the Black-Scholes option-pricing model was $6.65, $5.28, and $4.92, respectively.

In 1998, 1997, and 1996 employees purchased 95,000, 106,000, and 124,000 shares, respectively, at a per share price of $20.98 in 1998, $19.02 in 1997, and $15.26 in 1996.

Note 9.  Income Tax Matters

Components of income tax expense consist of the following:

                                                       Year Ended September 30,
                                                       -------------------------
                                                         1998    1997      1996
                                                       -------------------------
                                                            (In Thousands)
Paid or payable on currently taxable income:
   Federal ..........................................  $29,943  $32,188  $32,965
   State ............................................    5,525    6,595    6,541
Net increase due to deferred income taxes ...........    2,431      194    2,698
                                                       -------------------------
                                                       $37,899  $38,977  $42,204
                                                       =========================

The total tax provision has been allocated to the following financial statement items:

                                                       Year Ended September 30,
                                                       -------------------------
                                                        1998     1997      1996
                                                       -------------------------
                                                             (In Thousands)

Income from continuing operations ...................  $37,899  $38,477  $34,032
Discontinued operations:
   Income from discontinued operations ..............      - -      - -    6,787
   Disposition of discontinued operations ...........      - -      500    1,385
                                                       -------------------------
                                                       $37,899  $38,977  $42,204
                                                       =========================

Income tax expense for the years ended September 30, 1998, 1997, and 1996 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                          % of Pre-Tax Income
                                                        ------------------------
                                                         1998     1997     1996
                                                        ------------------------

Computed "expected" income tax expense .............     35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit .....      3.9      4.4      4.4
Net income of associated companies taxed at dividend
   rates ...........................................     (2.6)    (2.4)    (2.5)
Goodwill amortization ..............................      1.7      1.7      2.0
Other ..............................................     (0.2)    (0.7)    (0.1)
                                                        ------------------------
                                                         37.8%    38.0%    38.8%
                                                        ========================

Foreign taxes are not material.

Net deferred tax liabilities consist of the following components as of September 30, 1998, 1997, and 1996:

                                                         1998     1997     1996
                                                       -------------------------
                                                            (In Thousands)

Deferred tax liabilities:
   Property and equipment ...........................  $ 8,334  $ 9,409  $ 9,054
   Equity in undistributed earnings of affiliates ...    1,096      903      897
   Deferred gain on sale of broadcast properties ....    3,308    3,308    3,308
   Identifiable intangible assets ...................   32,653   32,319   32,409
   Other ............................................    2,981    3,334    2,657
                                                       -------------------------
                                                        48,372   49,273   48,325
                                                       -------------------------
Deferred tax assets:
   Accrued compensation .............................    7,747    7,950    7,290
   Receivable allowance .............................      728    1,976    1,774
   Loss carryforwards acquired ......................    6,774    7,961    9,147
   Capital loss carryforward ........................    8,121    8,425    8,425
   Other ............................................    1,745    2,135    2,155
                                                       -------------------------
                                                        25,115   28,447   28,791
   Less, valuation allowance ........................   15,325   15,325   15,325
                                                       -------------------------
                                                         9,790   13,122   13,466
                                                       -------------------------
                                                       $38,582  $36,151  $34,859
                                                       =========================

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1998, 1997, and 1996 as follows:

                                                     1998      1997      1996
                                                  ------------------------------
                                                         (In Thousands)

Current assets .................................  $  5,038  $  6,392   $  5,925
Noncurrent liabilities .........................   (43,620)  (42,543)   (40,784)
                                                  -----------------------------
                                                  $(38,582) $(36,151)  $(34,859)
                                                  =============================

The Company provided a valuation allowance of $8,425,000 during 1996 due to limitations imposed by the tax laws on the Company's ability to realize the benefit of the capital loss carryforward related to the disposal of NAPP Systems Inc. In addition, as a result of the operations of SJL of Kansas Corp. (SJL) management has determined that the valuation allowance related to the acquired operating loss carryforward should be reduced to $6,900,000 from the original reserve of $10,263,000 with a corresponding $3,363,000 reduction to goodwill. As of September 30, 1998 the SJL net operating loss carryforward was approximately $17,150,000 and will expire in varying amounts from 1999 to 2010.

Note 10.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary investments, receivables, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments consisting of debt and equity securities in a deferred compensation trust are carried at fair value based upon quoted market prices and $3,818,000 of equity securities, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

                                                            Carrying
                                                             Amount   Fair Value
                                                            --------------------
                                                              (In Thousands)
   September 30:
      1998                                                  $219,481   $245,784
      1997                                                   203,735    204,603
      1996                                                    95,503     97,672


Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                              Year Ended September 30,
                                                            ----------------------------
                                                              1998      1997      1996
                                                            ----------------------------
Numerator:
   Income applicable to common shares:
      Income from continuing operations .................   $ 62,233  $ 62,745  $ 53,670
      Income (loss) from discontinued operations ........        - -     1,485    (8,223)
                                                            ----------------------------
                                                            $ 62,233  $ 64,230  $ 45,447
                                                            ============================

Denominator:
   Basic-weighted average common shares
      outstanding .......................................     44,829    46,393    46,973
   Dilutive effect of employee stock options ............        728       850       926
                                                            ----------------------------
   Diluted outstanding shares ...........................     45,557    47,243    47,899
                                                            ============================

Basic earnings per share:
   Income from continuing operations ....................   $   1.39   $  1.35  $   1.14
   Income (loss) from discontinued operations ...........        - -      0.03     (0.17)
                                                            ----------------------------
              Net income ................................   $   1.39   $  1.38  $   0.97
                                                            ============================

Diluted earnings per share:
   Income from continuing operations ....................   $   1.37   $  1.33  $   1.12
   Income (loss) from discontinued operations ...........        - -      0.03     (0.17)
                                                            ----------------------------
              Net income ................................   $   1.37   $  1.36  $   0.95
                                                            ============================

Note 12.  Pending Accounting Changes

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

Note 13.  Line of Business Information

                                                        Year Ended September 30,
                                                     ------------------------------
                                                       1998       1997       1996
                                                     ------------------------------
                                                             (In Thousands)
Revenue:
   Publishing:
      Wholly-owned properties ....................   $382,894   $318,441   $302,564
      Equity in net income of associated companies      8,367      7,756      7,008
   Broadcasting ..................................    126,032    120,489    117,797
                                                     ------------------------------
              Total revenue ......................   $517,293   $446,686   $427,369
                                                     ==============================

Operating income:
   Publishing ....................................   $102,526   $ 96,621   $ 82,695
   Broadcasting ..................................     24,948     22,262     22,953
   Corporate and other ...........................    (14,627)   (14,732)   (10,907)
                                                     ------------------------------
              Total operating income .............   $112,847   $104,151   $ 94,741
                                                     ==============================

Identifiable assets:
   Publishing ....................................   $425,825   $413,834   $226,097
   Broadcasting ..................................    190,621    195,567    198,441
   Graphic arts (discontinued operations) ........        - -        - -     56,379
   Corporate .....................................     44,139     41,562     46,499
                                                     ------------------------------
              Total identifiable assets ..........   $660,585   $650,963   $527,416
                                                     ==============================

Depreciation:
   Publishing ....................................   $ 11,280   $  9,054   $  8,063
   Broadcasting ..................................      7,259      7,432      7,309
   Corporate .....................................      1,123        689        864
                                                     ------------------------------
              Total depreciation .................   $ 19,662   $ 17,175   $ 16,236
                                                     ==============================

Amortization of intangibles:
   Publishing ....................................   $ 13,688   $  6,902   $  6,505
   Broadcasting ..................................      4,226      4,227      5,058
                                                     ------------------------------
              Total amortization of intangibles ..   $ 17,914   $ 11,129   $ 11,563
                                                     ==============================
Capital expenditures:
   Publishing ....................................   $ 16,987   $  8,834   $ 11,018
   Broadcasting ..................................      6,825      6,516      6,948
   Graphic arts (discontinued operations) ........        - -        - -        290
   Corporate .....................................      2,913        992        540
                                                     ------------------------------
              Total capital expenditures .........   $ 26,725   $ 16,342   $ 18,796
                                                     ==============================

Note 14.  Other Information

Balance sheet information:

Program rights and other consist of the following:

                                                             September 30,
                                                       -------------------------
                                                         1998     1997     1996
                                                       -------------------------
                                                             (In Thousands)

Program rights ......................................  $ 8,140  $ 7,020  $ 6,577
Deferred income taxes ...............................    5,038    6,392    5,925
Other ...............................................    3,714    4,279    4,681
                                                       -------------------------
                                                       $16,892  $17,691  $17,183
                                                       =========================

Intangibles consist of the following:

                                                            September 30,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    ----------------------------
                                                           (In Thousands)

Goodwill .........................................  $332,821  $325,758  $194,746
Less, accumulated amortization ...................    63,584    55,303    50,240
                                                    ----------------------------
                                                     269,237   270,455   144,506
                                                    ----------------------------

Noncompete covenants and consulting
   agreements ....................................    28,213    26,314    25,739
Less, accumulated amortization ...................    23,522    21,201    18,859
                                                    ----------------------------
                                                       4,691     5,113     6,880
                                                    ----------------------------

Customer lists, broadcasting licenses and
   agreements, and newspaper subscriber lists ....   157,011   154,444   116,472
Less, accumulated amortization ...................    32,828    25,531    21,797
                                                    ----------------------------
                                                     124,183   128,913    94,675
                                                    ----------------------------
                                                    $398,111  $404,481  $246,061
                                                    ============================

Compensation and other accruals consist of the following:

                                                              September 30,
                                                       -------------------------
                                                         1998     1997     1996
                                                       -------------------------
                                                             (In Thousands)

Compensation ........................................  $12,092  $12,029  $ 8,156
Vacation pay ........................................    4,384    4,080    3,946
Retirement and stock purchase plans .................    5,005    4,708    2,930
Interest ............................................      519    1,639    1,429
Other ...............................................    4,966    4,868    3,958
                                                       -------------------------
                                                       $26,966  $27,324  $20,419
                                                       =========================

Cash flows information:

                                                             Year Ended September 30,
                                                          ------------------------------
                                                            1998        1997      1996
                                                          ------------------------------
                                                                  (In Thousands)
Cash payments for:
   Interest, net of capitalized interest 1998 $169 ....   $ 15,731   $  8,111   $ 10,052
                                                          ==============================

   Income taxes .......................................   $ 33,747   $ 40,767   $ 41,021
                                                          ==============================

Program rights were acquired by issuing
   long-term contracts as follows .....................   $  9,017   $  7,300   $  7,700
                                                          ==============================

Issuance of restricted common stock, net ..............   $    682   $    244   $    590
                                                          ==============================

Change in tax contingency estimates:
   Reduction in goodwill ..............................   $    - -   $    - -   $  3,363
                                                          ==============================

   Reduction in deferred income taxes .................   $    - -   $    - -   $  3,363
                                                          ==============================

Change in purchase accounting estimates:
   Reduction in identified intangibles ................   $    - -   $    - -   $  8,000
   Additional long-term debt ..........................        - -        - -         16
                                                          ------------------------------
                                                          $    - -   $    - -   $  8,016
                                                          ==============================

Reduction in deferred income taxes ....................   $    - -   $    - -   $  2,666
Increase in goodwill ..................................        - -        - -      4,085
Increase in other long-term assets ....................        - -        - -      1,265
                                                          ------------------------------
                                                          $    - -   $    - -   $  8,016
                                                          ==============================

Accounts payable for stock acquired ...................   $(10,926)  $ 10,926   $    - -
                                                          ==============================

Proceeds from sale of NAPP Systems Inc.,
   net of selling costs ...............................   $    - -   $ 55,914   $    - -
   Less cash retained .................................        - -     (1,119)       - -
                                                          ------------------------------
              Proceeds from sale of subsidiary ........   $    - -   $ 54,795   $    - -
                                                          ==============================

                               SUPPLEMENTARY DATA
                          QUARTERLY RESULTS (UNAUDITED)

                                                4th       3rd       2nd       1st
                                              --------------------------------------
                                               (In Thousands Except Per Share Data)

1998 Quarter:
   Operating revenue ......................   $129,596  $135,093  $121,345  $131,259
                                              ======================================

              Net income ..................   $ 14,947  $ 18,091  $ 12,611  $ 16,584
                                              ======================================

   Earnings per share:
      Basic ...............................   $   0.34  $   0.41  $   0.28  $   0.37
                                              ======================================
      Diluted .............................   $   0.33  $   0.40  $   0.28  $   0.36
                                              ======================================

1997 Quarter:
   Operating revenue ......................   $112,538  $112,693  $101,787  $119,668
                                              ======================================

   Income from continuing operations ......   $14,638   $ 17,759  $ 11,240  $ 19,108
   Income from discontinued
      operations ..........................       - -        485     1,000       - -
                                              --------------------------------------
              Net income ..................   $ 14,638  $ 18,244  $ 12,240  $ 19,108
                                              ======================================

   Earnings per share:
      Basic:
        Income from continuing operations .   $   0.32  $   0.38  $   0.24  $   0.41
        Income from discontinued operations        - -      0.01      0.02       - -
                                              --------------------------------------
              Net income ..................   $   0.32  $   0.39  $   0.26  $   0.41
                                              ======================================

      Diluted:
        Income from continuing operations .   $   0.31  $   0.38  $   0.24  $   0.40
        Income from discontinued operations        - -      0.01      0.02       - -
                                              --------------------------------------
              Net income ..................   $   0.31  $   0.39  $   0.26  $   0.40
                                              ======================================

1996 Quarter:
   Operating revenue ......................   $107,129  $109,499  $ 99,960  $110,781
                                              ======================================

   Income from continuing operations ......   $ 14,513  $ 15,381  $  9,084  $ 14,692
   Income from discontinued operations ....    (12,856)    1,664     1,721     1,248
                                              --------------------------------------
              Net income ..................   $  1,657  $ 17,045  $ 10,805  $ 15,940
                                              ======================================

   Earnings per share:
      Basic:
        Income from continuing operations .   $   0.31  $   0.33  $   0.19  $   0.31
        Income (loss) from discontinued
            operations ....................      (0.27)     0.03      0.04      0.03
                                              --------------------------------------
              Net income ..................   $   0.04  $   0.36  $   0.23  $   0.34
                                              ======================================

      Diluted:
        Income from continuing operations .   $   0.30  $   0.32  $   0.19  $   0.30
        Income (loss) from discontinued
            operations ....................      (0.27)     0.04      0.04      0.03
                                              --------------------------------------
              Net income ..................   $   0.03  $   0.36  $   0.23  $   0.33
                                              ======================================

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 1998.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

                                                                  Page Number
                                                                  -----------
(a)   1.  Financial Statements


          Independent Auditor's Report and Consent

          Financial Statements

            Consolidated balance sheets as of
               September 30, 1998, 1997, and 1996
            Consolidated statements of income years ended
               September 30, 1998, 1997, and 1996
            Consolidated statements of stockholders' equity
               years ended September 30, 1998, 1997, and 1996
            Consolidated statements of cash flows years ended
               September 30, 1998, 1997, and 1996
            Notes to consolidated financial statements

(a)   2.  Financial statements schedule

          Schedule

            II - Valuation and qualifying accounts years ended
                   September 30, 1998, 1997, and 1996

            All  other  schedules  have  been  omitted  as  not  required,   not
            applicable, not deemed material or because the information is included in the Notes to Financial Statements.

  (a) 3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

          10 Form of Employment Agreement for Lee Enterprises, Incorporated
             Executive Group
          10 Amendments to Lee Enterprises, Incorporated 1990 Long Term
             Incentive Plan
          10 Form of Indemnification Agreement for Lee Enterprises, Incorporated
             Directors and Executive Group
          10 Credit Agreement dated as of December 24, 1998 among Lee
             Enterprises, Incorporated, the financial institutions party thereto as Lenders, and Bank of America National Trust and Savings Association, as Agent (if available)
          21 Subsidiaries
          24 Power of Attorney
          27 Financial Data Schedule

 (b) The following reports on Form 8-K were filed for the three months ended September 30, 1998.

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

                          INDEPENDENT AUDITOR'S REPORT
                                   AND CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1998, 1997, and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1998, 1997, and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

In our opinion, Schedule II included in this Annual Report on Form 10-K for the year ended September 30, 1998, present fairly the information set forth therein, in conformity with generally accepted accounting principles.

We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 2-56652, No. 2-77121, No. 2-58393, No. 33-19725, No. 33-46708, No.
333-6435 and No. 333-6433 and in the related Prospectuses of our report dated November 4, 1998 with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference and the schedule included in this Annual Report on Form 10-K for the year ended September 30, 1998 and to the reference to us under the heading "Experts" in such Prospectuses.



                                             /s/ McGladrey & Pullen, LLP



Davenport, Iowa
November 4, 1998

                          LEE ENTERPRISES, INCORPORATED
                          AND WHOLLY-OWNED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                            Column A     Column B    Column C   Column D   Column E
                                                                  (1)
                            Balance at   Additions    Charged   Deduction   Balance
                            Beginning     Charged     to Other     from    at Close
       Description          of Period    to Income    Accounts   Reserves  of Period
------------------------------------------------------------------------------------
Allowance for doubtful
   accounts:
   For the year ended
      September 30, 1998 ...  $4,600      $2,996      $  - -      $3,486    $4,110

   For the year ended
      September 30, 1997 ...   4,000       2,934         428       2,762     4,600

   For the year ended
      September 30, 1996 ...   4,100       2,560        (375)      2,285     4,000

(1) Represents accounts written off as uncollectible, net of recoveries which are immaterial.

(2)  Balance upon disposal of NAPP Systems Inc.

(3)  Balance upon acquisition of 100% of The Pacific Northwest Group.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December   29, 1998                    LEE ENTERPRISES, INCORPORATED
       ---------------------------------


/s/ Richard D. Gottlieb                        /s/ Larry L. Bloom
Richard D. Gottlieb,                           Larry L. Bloom,
President, Chief Executive Officer, and        Senior Vice-President of Finance,
Director                                       Treasurer and Chief Financial
                                               Officer

                                               /s/ G.C. Wahlig
                                               G. C. Wahlig,
                                               Vice President of Finance and
                                               Chief Accounting Officer

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1998 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                     Signature                                Date

/s/ Rance E. Crain
---------------------------------------
Rance E. Crain, Director                                      November 18, 1998

/s/ J. P. Guerin
---------------------------------------
J. P. Guerin, Director                                        November 18, 1998

/s/ Andrew E. Newman
---------------------------------------
Andrew E. Newman, Director                                    November 18, 1998

/s/ Gordon Prichett
---------------------------------------
Gordon Prichett   , Director                                  November 18, 1998

/s/ Charles E. Rickershauser, Jr.
---------------------------------------
Charles E. Rickershauser, Jr., Director                       November 18, 1998

/s/ Ronald L. Rickman
---------------------------------------
Ronald L. Rickman, Director                                   November 18, 1998

/s/ Lloyd G. Schermer
----------------------------------------
Lloyd G. Schermer, Chairman of the Board
  and Director                                               November 18, 1998

/s/ Phyllis Sewell
-----------------------------------------
Phyllis Sewell, Director                                     November 18, 1998

/s/ Richard W. Sonnenfeldt
-----------------------------------------
Richard W. Sonnenfeldt, Director                             November 18, 1998

/s/ Mark Vittert
-----------------------------------------
Mark Vittert, Director                                       November 18, 1998