Form 10-Q
period 1998-12-31
LEE ENTERPRISES INC
filed 1999-02-03
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]  Quarterly Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For Quarter Ended December 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                      Class                     Outstanding At December 31, 1998

Common Stock, $2.00 par value                              32,775,310
Class "B" Common Stock, $2.00 par value                    11,546,055

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

consolidated statements of income
(In Thousands, Except Per Share Data)

                                                       1998        1997
-------------------------------------------------------------------------
                                                          (Unaudited)
Three Months Ended December 31:
   Operating revenue:
      Publishing:
        Daily newspapers:
           Advertising ...........................   $ 54,890    $ 52,005
           Circulation ...........................     20,689      20,791
        Other ....................................     28,716      25,059
      Broadcasting ...............................     35,590      31,255
      Equity in net income of associated companies      2,242       2,149
                                                     --------------------
                                                      142,127     131,259
                                                     --------------------
   Operating expenses:
      Compensation costs .........................     51,303      47,668
      Newsprint and ink ..........................     10,828      10,562
      Depreciation ...............................      5,085       4,620
      Amortization of intangibles ................      4,403       4,456
      Other ......................................     35,708      33,855
                                                     --------------------
                                                      107,327     101,161
                                                     --------------------

              Operating income ...................     34,800      30,098
                                                     --------------------

   Financial (income) expense, net
      Financial (income) .........................     (1,216)       (530)
      Financial expense ..........................      4,266       3,706
                                                     --------------------
                                                        3,050       3,176
                                                     --------------------

              Income before taxes on income ......     31,750      26,922
   Income taxes ..................................     12,111      10,338
                                                     --------------------
              Net income .........................   $ 19,639    $ 16,584
                                                     ====================

   Average outstanding shares:
      Basic ......................................     44,268      45,316
                                                     ====================
      Diluted ....................................     44,843      46,025
                                                     ====================

   Earnings per share:
      Basic ......................................   $   0.44    $   0.37
                                                     ====================
      Diluted ....................................   $   0.44    $   0.36
                                                     ====================

   Dividends per share ...........................   $   0.15    $   0.14
                                                     ====================

LEE ENTERPRISES, INCORPORATED

condensed consolidated balance sheets
(In Thousands)

                                                                        December 31, September 30,
ASSETS                                                                      1998        1998
--------------------------------------------------------------------------------------------------

                                                                              (Unaudited)

Cash and cash equivalents ...............................................  $ 39,888  $ 16,941
Accounts receivable, net ................................................    68,403    61,880
Newsprint inventory .....................................................     2,384     3,878
Program rights and other ................................................    14,451    16,892
                                                                           ------------------
              Total current assets ......................................   125,126    99,591

Investments .............................................................    27,406    26,471
Property and equipment, net .............................................   132,027   128,372
Intangibles and other assets ............................................   401,650   406,151
                                                                           ------------------
                                                                           $686,209  $660,585
                                                                           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities .....................................................  $111,430  $ 98,061
Long-term debt, less current maturities .................................   186,039   186,028
Deferred items ..........................................................    57,848    56,737
Stockholders' equity ....................................................   330,892   319,759
                                                                           ------------------
                                                                           $686,209  $660,585
                                                                           ==================

LEE ENTERPRISES, INCORPORATED

Condensed consolidated statements of cash flows
(In Thousands)

Three Months Ended December 31:                                    1998       1997
------------------------------------------------------------------------------------

                                                                     (Unaudited)
Cash Provided by Operations:
   Net income .................................................  $ 19,639   $ 16,584
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization ...........................     9,488      9,076
      Distributions in excess of current earnings of associated
        companies .............................................     1,758      1,813
      Other balance sheet changes .............................     2,975      3,282
                                                                 -------------------
              Net cash provided by operations .................    33,860     30,755
                                                                 -------------------

Cash (Required for) Investing Activities:
   Purchase of property and equipment .........................    (8,870)    (4,347)
   Other ......................................................       (42)       (95)
                                                                 -------------------
              Net cash (required for) investing activities ....    (8,912)    (4,442)
                                                                 -------------------

Cash (Required for) Financing Activities:
   Purchase of Lee Common Stock ...............................    (2,126)   (22,482)
   Proceeds from short-term notes payable, net ................       - -      5,000
   Other ......................................................       125        153
                                                                 -------------------
              Net cash (required for) financing activities ....    (2,001)   (17,329)
                                                                 -------------------

              Net increase in cash and cash equivalents .......    22,947      8,984

Cash and cash equivalents:
   Beginning ..................................................    16,941     14,163
                                                                 -------------------
   Ending .....................................................  $ 39,888   $ 23,147
                                                                 ===================

Lee Enterprises, Incorporated

Notes to unaudited condensed consolidated financial information

-------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and 1997.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows:

                                                                 Three Months Ended
                                                                     December 31,
                                                                 ------------------
                                                                    1998      1997
                                                                  -----------------
                                                                    (In Thousands)
                                                                     (Unaudited)
Revenues .......................................................  $23,591  $21,785
Operating expenses, except depreciation and amortization .......   15,627   14,245
Income before depreciation and amortization, interest, and taxes    7,964    7,540
Depreciation and amortization ..................................      793      712
Operating income ...............................................    7,171    6,828
Financial income ...............................................      323      333
Income before income taxes .....................................    7,494    7,161
Income taxes ...................................................    3,032    2,885
Net income .....................................................    4,462    4,276


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                                           Three Months Ended
                                                                               December 31,
                                                                           -------------------
                                                                              1998       1997
                                                                           -------------------
                                                                              (In Thousands)
                                                                               (Unaudited)
(Increase) in receivables ...............................................  $ (7,960)  $ (7,536)
Decrease in inventories, film rights and other ..........................     1,746      2,452
(Decrease) in accounts payable, accrued expenses and
   unearned income ......................................................    (1,798)      (855)
Increase in income taxes payable ........................................    10,800      9,311
Other ...................................................................       187        (90)
                                                                           -------------------
                                                                           $  2,975   $  3,282
                                                                           ===================

Note 4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1998         1997
                                                          ----------------------
                                                               (Unaudited)
                                                             (In Thousands)
Numerator, income applicable to common
   shares, net income ............................        $19,639       $16,584
                                                          ======================

Denominator:
   Basic, weighted average common shares
      outstanding ................................         44,268        45,316
   Dilutive effect of employee stock options .....            575           709
                                                          ---------------------
              Diluted outstanding shares .........         44,843        46,025
                                                          =====================

Earnings per share:
   Basic .........................................        $  0.44      $   0.37
   Diluted .......................................           0.44          0.36


Note 5.  Change in Accounting Principles

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Company adopted these standards effective for the fiscal year beginning October 1, 1998. The adoption of these new standards did not result in material changes to previously reported amounts or disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations by line of business are as follows:

                                                   Three Months
                                                 Ended December 31,    Percent
                                               ----------------------- Increase
                                                 1998          1997   (Decrease)
                                               -------------------------------
                                                     (Unaudited)
                                               (Dollars In Thousands)
Revenue:
   Publishing ..............................   $ 106,537    $ 100,004     6.5%
   Broadcasting ............................      35,590       31,255    13.9
                                               -------------------------------
                                               $ 142,127    $ 131,259     8.3%
                                               ===============================

Income before depreciation and amortization,
   interest, and taxes (EBITDA): *
   Publishing ..............................   $  35,720    $  34,706     2.9%
   Broadcasting ............................      12,528        8,423    48.7
   Corporate ...............................      (3,960)      (3,955)   (0.1)
                                               -------------------------------
                                               $  44,288    $  39,174    13.1%
                                               ===============================

Operating income:
   Publishing ..............................   $  29,277    $  28,610    2.3%
   Broadcasting ............................       9,807        5,680   72.7
   Corporate and other .....................      (4,284)      (4,192)  (2.2)
                                               ------------------------------
                                               $  34,800    $  30,098   15.6%
                                               ==============================

Capital expenditures:
   Publishing ..............................   $   5,593    $   2,631
   Broadcasting ............................       2,895        1,450
   Corporate ...............................         382          266
                                               ----------------------
                                               $   8,870    $   4,347
                                               ======================


* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

PUBLISHING

Wholly-owned daily newspaper advertising revenue increased $2,885,000, 5.5%. Advertising revenue from local merchants increased $2,047,000, 6.5%. Local "run-of-press" advertising increased $1,799,000, 8.5%, as a result of an 8.5% increase in advertising inches. Local preprint revenue increased $248,000, 2.4%. Classified advertising revenue increased $699,000, 4.4%, as a result of higher average rates and a 2.3% increase in advertising inches. Circulation revenue was flat due to promotional pricing and minimal rate increases.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                            Three Months Ended
                                                                 December 31,
                                                            1998           1997
                                                           ---------------------
                                                                (Unaudited)
Weekly newspapers, classified and specialty                    (In Thousands)
   publications:
   Properties owned for entire period ..............       $17,522       $16,467
   Acquired since September 30, 1997 ...............         1,849           - -
Commercial printing ................................         4,147         3,811
Products delivered outside the newspaper ...........         3,001         2,662
Editorial service contracts ........................         2,197         2,119
                                                           ---------------------
                                                           $28,716       $25,059
                                                           =====================

The following table sets forth the percentage of revenue of certain items in the publishing segment.
                                                                  Three Months
                                                                     Ended
                                                                  December 31,
                                                                  1998     1997
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    33.9     33.0
Newsprint and ink ............................................    10.2     10.6
Other operating expenses .....................................    22.4     21.7
                                                                 --------------
                                                                  66.5     65.3
                                                                 --------------

Income before depreciation, amortization, interest and taxes .    33.5     34.7
Depreciation and amortization ................................     6.0      6.1
                                                                 ---------------
Operating margin wholly-owned properties .....................    27.5%    28.6%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $4,136,000, 6.3%. Compensation expense increased $2,466,000, 7.5%, due primarily to an increase in average compensation rate, unfavorable medical plan experience, and an increase in employee benefits for recently acquired properties. Newsprint and ink costs increased $139,000, 1.3%, due to increased consumption. Newsprint prices started to decline in December but did not have a significant impact on the results of the quarter. Other operating costs exclusive of depreciation and amortization increased $1,531,000, 7.0% due to higher distribution expenses and other cost increases.

BROADCASTING

Revenue for the quarter increased $4,335,000, 13.9%, as political advertising increased $5,037,000, while local/regional/national advertising was flat. Production revenue and revenues from other services decreased $(350,000), (15.3%) due to loss of production revenue from the NBA lockout.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.
                                                                      Three
                                                                   Months Ended
                                                                   December 31,
                                                                 --------------
                                                                  1998     1997
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 --------------

Compensation costs ...........................................    37.1     40.8
Programming costs ............................................     6.7      7.1
Other operating expenses .....................................    21.0     25.2
                                                                 --------------
                                                                  64.8     73.1
                                                                 --------------

Income before depreciation, amortization, interest and taxes .    35.2     26.9
Depreciation and amortization ................................     7.6      8.7
                                                                 --------------
Operating margin wholly-owned properties .....................    27.6%    18.2%
                                                                 ==============

Compensation costs increased $480,000, 3.8% due to increases in average compensation. Programming costs for the quarter increased $138,000, 6.2%, primarily due to increased costs of syndicated programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(388,000), (4.9%) due primarily to reductions in sales and audience promotion expenses.

CORPORATE COSTS

Corporate costs increased by $92,000, 2.2%, as a result of increased relocation expenses, offset in part by reduced consulting expenses.


FINANCIAL EXPENSE AND INCOME TAXES

Interest on deferred compensation agreements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $707,000 and $9,000 in 1998 and 1997, respectively, as a result of these arrangements.

Income taxes were 38.1% and 38.4% of pre-tax income for the quarters ended December 31, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, was $33,860,000 for the quarter. Available cash balances, cash flow from operations and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

YEAR 2000

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its IT systems and its date-sensitive publishing equipment. The evaluation of broadcasting equipment is expected to be complete by March 31, 1999. Renovation and testing have been completed on all significant IT systems that utilize company-developed software that were not Year 2000 compliant with the exception of the newspaper advertising system. That system has been renovated and tested. Installation of the renovated advertising system is scheduled to be complete by January 31, 1999. The Company has received representations that significant software developed by others is Year 2000 compliant. Testing of these systems is expected to be complete by March 31, 1999. Installation of a new Year 2000-compliant financial system is approximately 75% complete and is planned to be complete by July 31, 1999. Testing of computer hardware for IT systems is approximately 90% complete. Renovation efforts and testing of systems/equipment are expected to be complete by June 30, 1999.

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

From September 30, 1994 through December 31, 1998, the Company has spent approximately $500,000 to address Year 2000 issues for IT systems (exclusive of the cost of the new financial, newspaper production and other systems that were scheduled to be replaced before the year 2000 for reasons other than Year 2000 compliance). Total costs to address Year 2000 issues for IT systems are currently estimated to be less than $1,000,000 and consist primarily of staff and consultant costs. Year 2000 remediation will require the replacement of telephone switches and software at a cost of $600,000 to $1,000,000. Through December 31, 1998 approximately $300,000 had been spent for new telephone equipment. An estimate of the cost of replacement of newspaper and broadcasting equipment will be available after the completion of the evaluations described above. Funds for these costs are expected to be provided by the operating cash flows or bank line of credit of the Company.

The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to produce/distribute newspapers or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management monitors the progress of the Company's Year 2000 efforts and provides update reports to the audit committee of the Board of Directors at each meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company is in the process of reviewing its existing contingency plans in case business interruptions do occur. Management expects the review of these plans to be complete by June 30, 1999.

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, availability of quality broadcast programming at competitive prices; quality and ratings of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K.

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


            (a)  Exhibits:
                 Ex-27 Financial Data Schedule

            (b)  Report on Form 8-K:  None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEE ENTERPRISES, INCORPORATED


                                                      Date
/s/ G.C. Wahlig                                               2/2/99
-------------------------------------                 -------------------------
G.C. Wahlig, Chief Accounting Officer