Form 10-Q
period 1999-03-31
LEE ENTERPRISES INC
filed 1999-05-06
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ]  Quarterly Report Under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For Quarter Ended March 31, 1999
                                       OR
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Class                                       Outstanding at March 31, 1999
---------------------------------------            -----------------------------
Common stock, $2.00 par value                                 32,827,441
Class "B" Common Stock, $2.00 par value                       11,490,555

                          PART I. FINANCIAL INFORMATION
  Item. 1.
                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)


                                                  Three Months Ended       Six Months Ended
                                                       March 31,               March 31,
                                                  --------------------   ---------------------
                                                    1999         1998        1999       1998
                                                  --------------------------------------------
                                                                    (Unaudited)

Operating revenue:
   Publishing:
      Daily newspaper:
        Advertising ...........................   $ 45,829    $ 43,224   $ 100,719    $ 95,229
        Circulation ...........................     20,159      20,227      40,848      41,018
      Other ...................................     28,800      25,337      57,516      50,396
   Broadcasting ...............................     27,072      30,947      62,662      62,202
   Equity in net income of associated companies      1,736       1,610       3,978       3,759
                                                  --------------------------------------------
                                                   123,596     121,345     265,723     252,604
                                                  --------------------------------------------
Operating expenses:
   Compensation costs .........................     48,697      47,174     100,000      94,842
   Newsprint and ink ..........................      9,107       9,574      19,935      20,136
   Depreciation ...............................      5,185       4,700      10,270       9,320
   Amortization of intangibles ................      4,477       4,473       8,880       8,929
   Other ......................................     33,977      31,676      69,685      65,531
                                                  --------------------------------------------
                                                   101,443      97,597     208,770     198,758
                                                  --------------------------------------------

          Operating income ....................     22,153      23,748      56,953      53,846
                                                  --------------------------------------------
Financial (income) expenses, net
   Financial (income) .........................       (235)     (1,188)     (1,451)     (1,718)
   Financial expense ..........................      2,986       4,344       7,252       8,050
                                                  --------------------------------------------
                                                     2,751       3,156       5,801       6,332
                                                  --------------------------------------------

          Income  before taxes on income ......     19,402      20,592      51,152      47,514
Income taxes ..................................      7,434       7,981      19,545      18,319
                                                  --------------------------------------------
          Net income ..........................    $11,968     $12,611     $31,607     $29,195
                                                  ============================================
Average outstanding shares:
   Basic ......................................     44,246      44,990      44,257      45,153
                                                  ============================================
   Diluted ....................................     44,859      45,783      44,851      45,904
                                                  ============================================

Earnings per share:
   Basic ......................................   $   0.27    $   0.28    $   0.71    $   0.65
                                                  ============================================
   Diluted ....................................   $   0.27    $   0.28    $   0.70    $   0.64
                                                  ============================================

Dividends per share ...........................   $   0.15    $   0.14    $   0.30    $   0.28
                                                  ============================================


LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                        March 31,  September 30,
ASSETS                                                                                    1999        1998
----------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)

Cash and cash equivalents ............................................................ $  15,859  $ 16,941
Accounts receivable, net .............................................................    60,199    61,880
Newsprint inventory ..................................................................     3,344     3,878
Program rights and other .............................................................    12,215    16,892
                                                                                       -------------------
          Total current assets .......................................................    91,617    99,591

Investments ..........................................................................    27,139    26,471
Property and equipment, net ..........................................................   134,459   128,372
Intangibles and other assets .........................................................   398,911   406,151
                                                                                       -------------------
                                                                                       $ 652,126  $660,585
                                                                                       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------

Current liabilities .................................................................. $  72,210  $ 98,061
Long-term debt, less current maturities ..............................................   186,133   186,028
Deferred items .......................................................................    57,510    56,737
Stockholders' equity .................................................................   336,273   319,759
                                                                                       -------------------
                                                                                       $ 652,126  $660,585
                                                                                       ===================


LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                           1999             1998
----------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)

Six Months Ended March 31:
   Cash Provided by Operations:
      Net income ...................................................................  $  31,607          $  29,195
      Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization ..............................................     19,150             18,249
        Distributions in excess of earnings of associated companies ................      1,650              1,287
        Other balance sheet changes ................................................     (1,151)              (245)
                                                                                      ----------------------------
          Net cash provided by operations ..........................................     51,256             48,486
                                                                                      ----------------------------

   Cash Provided by (Required For) Investing Activities:
      Purchase of property and equipment ...........................................    (16,301)           (12,518)
      Acquisitions .................................................................     (2,147)              (250)
      Other ........................................................................       (127)              (379)
                                                                                      ----------------------------
          Net cash provided by (required for) investing activities .................    (18,575)           (13,147)
                                                                                      ----------------------------

   Cash Provided by (Required for) Financing Activities:
      Purchase of common stock .....................................................     (2,265)           (32,888)
      Cash dividends paid ..........................................................     (6,654)            (6,383)
      Proceeds from long-term borrowings ...........................................       --              185,000
      Principal payments on long-term debt .........................................    (25,000)           (25,000)
      Principal payments on short-term notes payable, net ..........................       --               (5,000)
      Other ........................................................................        156                496
                                                                                       ---------------------------
          Net cash provided by (required for) financing activities .................    (33,763)           116,225
                                                                                       ---------------------------

          Net increase in cash and cash equivalents ................................     (1,082)           151,564

   Cash and cash equivalents:
      Beginning ....................................................................     16,941             14,163
                                                                                       ---------------------------
      Ending .......................................................................   $ 15,859           $165,727
                                                                                       ===========================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION


--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1999 and the results of operations for the three- and six-month periods ended March 31, 1999 and 1998 and cash flows for the six-month periods ended March 31, 1999 and 1998.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows (dollars in thousands):

                                                             Three Months Ended               Six Months Ended
                                                                 Marh 31,                         March 31,
                                                         ----------------------------  ----------------------------
                                                             1999          1998            1999          1998
                                                         ----------------------------  ----------------------------

Revenues                                                 $ 21,660        $ 20,242         $ 45,250       $ 42,027
Operating expenses, except
   depreciation and amortization                           15,487          14,427           31,114         28,672
Income before depreciation and amortization,
   interest, and taxes                                      6,173           5,815           14,136         13,355
Depreciation and amortization                                 756             717            1,549          1,430
Operating income                                            5,417           5,098           12,587         11,925
Financial income                                              363             291              686            623
Income before income taxes                                  5,780           5,389           13,273         12,548
Income taxes                                                2,285           2,169            5,316          5,030
Net income                                                  3,495           3,220            7,957          7,518


Note 3.  Cash  Flows Information
The components of other balance sheet changes are:

                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                            ----------------------------
                                                                                                 1999          1998
                                                                                            ----------------------------
                                                                                                    (In Thousands)

(Increase) decrease in receivables                                                          $   244        $(3,035)
Decrease in inventories, film rights and other                                                1,347          3,986
(Decrease) in accounts payable, accrued expenses and
   unearned income                                                                           (3,556)        (1,689)
Increase in income taxes payable                                                                163            433
Other, primarily deferred items                                                                 651             60
                                                                                            ----------------------------
                                                                                            $(1,151)       $  (245)
                                                                                            ============================

Note 4. Change in Accounting Principles

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


Note 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):


                                                             Three Months Ended              Six Months Ended
                                                                  March 31,                      March 31,
                                                         ---------------------------   ---------------------------
                                                              1999          1998            1999          1998
                                                         ----------------------------  ----------------------------
Numerator, income applicable to common
   shares, net income                                     $  11,968      $  12,611      $  31,607      $  29,195
                                                         ==========================================================

Denominator:
   Basic-weighted average common shares
      outstanding                                            44,246         44,990         44,257         45,153
   Dilutive effect of employee stock options                    613            793            594            751
                                                         ----------------------------------------------------------
   Diluted outstanding shares                                44,859         45,783         44,851         45,904
                                                         ==========================================================

Earnings per share:
   Basic                                                  $    0.27      $    0.28      $    0.71       $   0.65
   Diluted                                                     0.27           0.28           0.70           0.64

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations by line of business are as follows (dollars in thousands, except per share data):

                                      Three Months Ended       Percent        Six Months Ended        Percent
                                           March 31,           Increase           March 31,           Increase
                                    -------------------------            --------------------------
                                         1999         1998    (Decrease)       1999         1998     (Decrease)
                                    ----------------------------------------------------------------------------
Revenue:
   Publishing                       $  96,524    $  90,398       6.8%     $  203,061    $  190,402      6.6%
   Broadcasting                        27,072       30,947     (12.5)         62,662        62,202      0.7
                                    ------------------------------------- --------------------------------------
                                    $ 123,596    $ 121,345       1.9%     $  265,723    $  252,604      5.2%
                                    ===================================== ======================================

Income before depreciation and
   amortization, interest and
    taxes (EBITDA): *
   Publishing                       $  30,474    $  27,132      12.3%     $  66,194     $  61,838       7.0%
   Broadcasting                         4,674        8,394     (44.3)        17,202        16,817       2.3
   Corporate                           (3,333)      (2,605)    (27.9)        (7,293)       (6,560)    (11.2)
                                    ------------------------------------- --------------------------------------
                                    $  31,815    $  32,921      (3.4)%    $  76,103     $  72,095       5.6%
                                    ===================================== ======================================

Operating income:
   Publishing                       $  24,025    $  21,110      13.8%     $  53,302     $  49,720       7.2%
   Broadcasting                         1,846        5,579     (66.9)        11,653        11,259       3.5
   Corporate                           (3,718)      (2,941)    (26.4)        (8,002)       (7,133)    (12.2)
                                    ------------------------------------- --------------------------------------
                                    $  22,153    $  23,748      (6.7)%    $  56,953     $  53,846       5.8%
                                    ===================================== ======================================

Capital expenditures:
   Publishing                       $  5,184     $  5,696                 $  10,777     $  8,327
   Broadcasting                        2,247        1,755                     5,142        3,205
   Corporate                            --            720                       382          986
                                    --------------------------            ---------------------------
                                    $  7,431 $      8,171                 $  16,301     $  12,518
                                    ==========================            ===========================

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

QUARTER ENDED MARCH 31, 1999

PUBLISHING

Wholly-owned daily newspaper advertising revenue increased $2,605,000, 6.0%. Advertising revenue from local merchants increased $1,131,000, 4.8%. Local "run-of-press" advertising increased $754,000, 4.7%, as a result of a 3.7% increase in advertising inches. Local preprint revenue increased $377,000, 5.1%. Classified advertising revenue increased $650,000, 4.1%, as a result of a 4.7% increase in advertising inches offset by a decrease in average rates. Circulation revenue was flat due to promotional pricing and minimal rate increases.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                                              1999            1998
                                                                                          ----------------------------
                                                                                                 (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ..........................................            $  17,140       $  16,657
   Acquired since September 30, 1997 ...........................................                2,521             106
Commercial printing ............................................................                3,805           3,360
Products delivered outside the newspaper .......................................                2,938           2,831
Editorial service contracts ....................................................                2,396           2,383
                                                                                          ----------------------------
                                                                                            $  28,800       $  25,337
                                                                                          ============================

The following table sets forth the percentage of revenue of certain items in the publishing segment .............................................................

                                                                                             1999             1998
                                                                                          -----------------------------
Revenue ........................................................................              100.0%          100.0%
                                                                                          -----------------------------

Compensation costs .............................................................               35.9            36.1
Newsprint and ink ..............................................................                9.4            10.6
Other operating expenses .......................................................               23.1            23.3
                                                                                          -----------------------------
                                                                                               68.4            70.0
                                                                                          -----------------------------

Income before depreciation, amortization, interest and taxes ...................               31.6            30.0
Depreciation and amortization ...................................................               6.7             6.6
                                                                                          -----------------------------
Operating margin wholly-owned properties .......................................               24.9%           23.4%
                                                                                          =============================

QUARTER ENDED MARCH 31, 1999

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $1,027,000, 1.6%. Compensation expense increased $1,205,000, 3.7%, due primarily to increase in average compensation. Newsprint and ink costs decreased $(616,000), (6.4%), due primarily to lower prices paid for newsprint. Other operating costs exclusive of depreciation and amortization increased $438,000, 2.1%, due to higher distribution expense and other cost increases.

BROADCASTING

Revenue for the quarter decreased $(3,875,000), (12.5%), as political advertising decreased $(112,000), (84.2%) and local/regional/national advertising decreased $(2,612,000), (9.9%), primarily due to the absence of the Winter Olympics advertising on our CBS-affiliates and the Super Bowl on our NBC-affiliates. Production revenue and revenues from other services decreased $(916,000), (32.4%), as a result of the discontinuance of certain production services and loss of NBA production during the strike. Advertising revenue growth may be unfavorably affected later in the year due to the absence of primary elections and increase in competitive conditions.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                                                    1999          1998
                                                                                                --------------------------

Revenue                                                                                             100.0%       100.0%
                                                                                                --------------------------
Compensation costs                                                                                   46.5         42.2
Programming costs                                                                                     8.7          6.7
Other operating expenses                                                                             27.5         24.0
                                                                                                --------------------------
                                                                                                     82.7         72.9
                                                                                                --------------------------

Income before depreciation, amortization, interest and taxes                                         17.3         27.1
Depreciation and amortization                                                                        10.4          9.1
                                                                                                --------------------------
Operating margin wholly-owned properties                                                              6.9%        18.0%
                                                                                                ==========================

Compensation costs decreased $(478,000), (3.7%), due to decreases in incentive compensation and hours worked related to the reduced level of production services. Programming costs for the quarter increased $271,000, 13.1%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, increased $52,000, .7%, due to reduced costs related to production services which offset other cost increases.

CORPORATE COSTS

Corporate costs increased by $777,000, 26.4%. The prior year period costs were lower due to one time cost reduction.

QUARTER ENDED MARCH 31, 1999

FINANCIAL EXPENSE AND INCOME TAXES

Interest expense decreased due to payments on long-term debt.

Income taxes were 38.3% and 38.8% of pretax income for the quarters ended March 31, 1999 and 1998, respectively.

SIX MONTHS ENDED MARCH 31, 1999

PUBLISHING

Wholly-owned daily newspaper advertising revenue increased $5,490,000, 5.8%. Advertising revenue from local merchants increased $3,178,000, 5.8%. Local "run-of-press" advertising increased $2,553,000, 6.9%, as a result of a 6.4% increase in advertising inches. Local preprint revenue increased $625,000, 3.5%. Classified advertising revenue increased $1,349,000, 4.3%, as a result of higher averages rates and a 1% increase in advertising inches. The employment category was the biggest contributor to the increase.
Circulation revenue was flat due to promotional pricing and minimal rate increases.

Other revenue consists of revenue from weekly newspapers, classified and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                                              1999            1998
                                                                                         -------------------------------
                                                                                                 (In Thousands)

Weekly newspapers, classified and specialty publications:
   Properties owned for entire period                                                       $  34,662         $  33,199
   Acquired since September 30, 1997                                                            4,370               106
Commercial printing                                                                             7,952             7,180
Products delivered outside the newspaper                                                        5,939             5,409
Editorial service contracts                                                                     4,593             4,502
                                                                                         -------------------------------
                                                                                            $  57,516         $  50,396
                                                                                         ===============================

SIX MONTHS ENDED MARCH 31, 1999

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                                                 1999          1998
                                                                                            ------------------------------

Revenue                                                                                          100.0%        100.0%
                                                                                            ------------------------------

Compensation costs                                                                                34.8          34.4
Newsprint and ink                                                                                  9.8          10.6
Other operating expenses                                                                          22.8          22.5
                                                                                            ------------------------------
                                                                                                  67.4          67.5
                                                                                            ==============================
Income before depreciation, amortization, interest and taxes                                      32.6          32.5
Depreciation and amortization                                                                      6.3           6.4
                                                                                            ------------------------------
Operating margin wholly-owned properties                                                          26.3%         26.1%
                                                                                            ==============================

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $5,065,000, 3.9%. Compensation expense increased $3,622,000, 5.5%, due primarily to increase in average compensation. Newsprint and ink costs decreased $(467,000), (2.3%), due primarily to lower prices paid for newsprint. Other operating costs exclusive of depreciation and amortization increased $1,910,000, 4.5%, due to higher distribution expenses and other cost increases.

BROADCASTING

Revenue increased $460,000, .7%, political advertising increased $4,925,000, 759.4% while local/regional/national advertising decreased $(2,610,000), (4.9%), primarily due to the absence of the Winter Olympics advertising on our CBS-affiliates and the Super Bowl on our NBC-affiliates in the second quarter. Production revenue and revenues from other services decreased $(1,284,000), (25.0%), as a result of the discontinuance of certain production services and loss of NBA production during the strike.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                                              1999         1998
                                                                                          -------------------------

Revenue                                                                                       100.0%       100.0%
                                                                                          --------------------------
Compensation costs                                                                             41.2         41.5
Programming costs                                                                               7.5          6.9
Other operating expenses                                                                      23 .8          24.6
                                                                                          --------------------------
                                                                                               72.5          73.0
                                                                                          --------------------------

Income before depreciation, amortization, interest and taxes                                   27.5          27.0
Depreciation and amortization                                                                   8.9           8.9
                                                                                          --------------------------
Operating margin wholly-owned properties                                                       18.6%         18.1%
                                                                                          ==========================
SIX MONTHS ENDED MARCH 31,1999.

Compensation costs were flat as higher average rates were offset by a reduction in the hours worked related to production services and to a lesser extent reductions in incentive compensation. Programming costs for the period increased $409,000, 9.5%, primarily due to accelerated amortization on new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(339,000), (2.2%) due to a reduced level of production services which offset other cost increases.

CORPORATE COSTS

Corporate costs increased by $869,000, 12.2%. The increase occurred in the second quarter as previously discussed.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense decreased due to payments on long-term debt.

Income taxes were 38.2% and 38.6% of pretax income for the six months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $51,256,000 for the six month period ended March 31, 1999. Available cash balances, cash flow from operations, and a $50,000,000 bank line of credit provide adequate liquidity. Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.

YEAR 2000

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its IT systems and its date-sensitive publishing equipment. The evaluation of critical broadcasting equipment is continuing. Year 2000 software updates for identified critical date-sensitive broadcasting equipment have been obtained and will be tested by June 30, 1999. Broadcasting equipment is believed to be 80% tested and Year 2000 compliant. Renovation and testing have been completed on all significant IT systems that utilize company-developed software that were not Year 2000 compliant. The Company has received representations and completed testing to determine that significant software developed by others is Year 2000 compliant. Installation of a new Year 2000-compliant financial system is approximately 90% complete and is planned to be complete by July 31, 1999. Testing of computer hardware for IT systems is approximately 90% complete. Renovation efforts and testing of systems/equipment are expected to be complete by June 30, 1999.

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

From September 30, 1994 through March 31, 1999, the Company has spent approximately $500,000 to address Year 2000 issues for IT systems (exclusive of the cost of the new financial, newspaper production and other systems that were scheduled to be replaced before the year 2000 for reasons other than Year 2000 compliance). Total costs to address Year 2000 issues for IT systems are currently estimated to be less than $1,000,000 and consist primarily of staff and consultant costs. Year 2000 remediation will require the replacement of telephone switches and software at a cost of $600,000 to $1,000,000. Through March 31, 1999 approximately $300,000 had been spent for new telephone equipment. Funds for these costs are expected to be provided by the operating cash flows or bank line of credit of the Company.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 4. Submission of matters a vote of security holders

(a) The annual meeting of the Company was held on January 26, 1999.

(b) Rance E. Crain, Richard D. Gottlieb, and Phyllis Sewell were re-elected directors of three-year terms expiring at the 2002 annual meeting. Lloyd G. Schermer was re-elected as a director for a one-year term expiring at the 2000 annual meeting. Directors whose terms of office continued after the meeting include: J.P. Guerin, Charles E. Rickershauser, Jr., Mark Vittert, Andrew E. Newman, Ronald L. Rickman, Gordon D. Prichett and William E. Mayer.

(c) Votes were cast, all by proxy, for nominees for director as follows:

                                                                 Vote
                                                  For          Withheld
                                            ------------------------------
    Rance E. Crain                            111,627,978      1,362,617
    Richard D. Gottlieb                       111,516,213      1,474,382
    Phyllis Sewell                            111,235,400      1,755,195
    Lloyd G. Schermer                         111,210,414      1,780,181

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

                                     LEE ENTERPRISES, INCORPORATED


Date  May 6, 1999                    /s/ G. C. Wahlig, Chief Accounting Officer
      ------------------------      -------------------------------------------
                                     G. C. Wahlig, Chief Accounting Officer