Form 10-Q
period 1999-06-30
LEE ENTERPRISES INC
filed 1999-08-09
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            [ X ] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         For Quarter Ended June 30, 1999
                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class                               Outstanding at June 30, 1999
---------------------------------------             ----------------------------

Common Stock, $2.00 par value                                 32,978,254
Class "B" Common Stock, $2.00 par value                       11,419,820

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                                  Three Months Ended         Nine Months
                                                        June 30,            Ended June 30,
                                                  --------------------------------------------
                                                    1999        1998        1999       1998
----------------------------------------------------------------------------------------------
                                                               (Unaudited)
Operating revenue:
   Publishing:
      Daily newspaper:
        Advertising ...........................   $ 52,805    $ 50,770    $153,524    $145,999
        Circulation ...........................     20,348      20,439      61,196      61,457
      Other ...................................     29,834      27,245      87,350      77,641
   Broadcasting ...............................     30,624      34,549      93,286      96,751
   Equity in net income of associated companies      2,176       2,090       6,154       5,849
                                                  --------------------    --------------------
                                                   135,787     135,093     401,510     387,697
                                                  --------------------    --------------------
Operating expenses:
   Compensation costs .........................     51,380      48,898     151,380     143,740
   Newsprint and ink ..........................      8,802      10,637      28,737      30,773
   Depreciation ...............................      5,484       4,963      15,754      14,283
   Amortization of intangibles ................      4,467       4,533      13,347      13,462
   Other ......................................     34,089      33,605     103,774      99,136
                                                  --------------------    --------------------
                                                   104,222     102,636     312,992     301,394
                                                  --------------------    --------------------
              Operating income ................     31,565      32,457      88,518      86,303
                                                  --------------------    --------------------

Financial (income) expense, net:
   Financial (income) .........................       (700)       (673)     (2,151)     (2,391)
   Financial expense ..........................      3,266       3,742      10,518      11,792
                                                  --------------------    --------------------
                                                     2,566       3,069       8,367       9,401
                                                  --------------------    --------------------

              Income before taxes on income ...     28,999      29,388      80,151      76,902
Income taxes ..................................      9,555      11,297      29,100      29,616
                                                  --------------------    --------------------
              Net income ......................   $ 19,444    $ 18,091    $ 51,051    $ 47,286
                                                  ====================    ====================

Average outstanding shares:
   Basic ......................................     44,303      44,642      44,272      44,982
                                                  ====================    ====================
   Diluted ....................................     44,926      45,398      44,876      45,735
                                                  ====================    ====================

Earnings per share:
   Basic ......................................   $   0.44    $   0.41    $   1.15    $   1.05
   Diluted ....................................       0.43        0.40        1.14        1.03

Dividends per share ...........................       0.15        0.14        0.45        0.42

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                         June 30,  September 30,
ASSETS                                                     1999        1998
--------------------------------------------------------------------------------
                                                             (Unaudited)

Cash and cash equivalents ..........................     $ 27,909   $ 16,941
Accounts receivable, net ...........................       65,264     61,880
Newsprint inventory ................................        3,684      3,878
Program rights and other ...........................       11,685     16,892
                                                         -------------------
              Total current assets .................      108,542     99,591

Investments ........................................       28,315     26,471
Property and equipment, net ........................      136,458    128,372
Intangibles and other assets .......................      397,213    406,151
                                                         -------------------
                                                         $670,528   $660,585
                                                         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities ................................     $ 78,112   $ 98,061
Long-term debt, less current maturities ............      185,812    186,028
Deferred items .....................................       57,627     56,737
Stockholders' equity ...............................      348,977    319,759
                                                         -------------------
                                                         $670,528   $660,585
                                                         ===================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED statements of cash flows
(In Thousands)


Nine Months Ended June 30:                                    1999        1998
--------------------------------------------------------------------------------
                                                                (Unaudited)
   Cash Provided by Operations:
      Net income ........................................   $ 51,051   $ 47,286
      Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization ...................     29,101     27,745
        Distributions in excess of earnings of associated
           companies ....................................        885        640
        Other balance sheet changes .....................        317      5,994
                                                            -------------------
              Net cash provided by operations ...........     81,354     81,665
                                                            -------------------

   Cash Required for Investing Activities:
      Acquisitions ......................................     (5,499)    (3,037)
      Purchase of property and equipment ................    (23,548)   (18,723)
      Other .............................................       (593)      (575)
                                                            -------------------
              Net cash required for investing activities     (29,640)   (22,335)
                                                            -------------------

   Cash Required for Financing Activities:
      Purchase of common stock ..........................     (6,172)   (45,228)
      Cash dividends paid ...............................    (13,302)   (12,702)
      Principal payments on long-term debt ..............    (25,000)   (25,000)
      Principal payments on short-term notes payable, net        - -   (145,000)
      Proceeds from long-term borrowings ................        - -    185,000
      Other .............................................      3,728      2,682
                                                            -------------------
              Net cash required for financing activities     (40,746)   (40,248)
                                                            -------------------

              Net increase in cash and cash equivalents .     10,968     19,082

Cash and cash equivalents:
   Beginning ............................................     16,941     14,163
                                                            -------------------
   Ending ...............................................   $ 27,909   $ 33,245
                                                            ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1999 and the results of operations for the three- and nine-month periods ended June 30, 1999 and 1998 and cash flows for the nine-month periods ended June 30, 1999 and 1998.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies which are engaged primarily in e-commerce activities are as follows (in thousands):


                                       Three Months      Nine Months
                                       Ended June 30,   Ended June 30,
                                      ----------------------------------
                                        1999     1998     1999    1998
                                      ----------------------------------

Revenues ...........................  $22,747  $21,430  $67,997  $63,457
Operating expenses, except
   depreciation and amortization ... 14,975 14,018 46,089 42,690 Income before depreciation and
   amortization, interest, and taxes    7,772    7,412   21,908   20,767
Depreciation and amortization ......      767      720    2,316    2,150
Operating income ...................    7,005    6,692   19,592   18,617
Financial income ...................      287      338      973      961
Income before income taxes .........    7,292    7,030   20,565   19,578
Income taxes .......................    2,939    2,832    8,256    7,875
Net income .........................    4,353    4,198   12,309   11,703


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                              Nine Months Ended
                                                                   June 30,
                                                              ------------------
                                                                 1999     1998
                                                              ------------------
                                                                (In Thousands)

Increase in receivables ....................................  $(4,821)  $(6,943)
(Increase) decrease in inventories, program rights and other     (848)    2,024
Increase  in accounts payable, accrued expenses
   and unearned income .....................................    5,452     7,771
Increase (decrease) in income taxes payable ................     (837)    3,431
Other, primarily deferred items ............................    1,371      (289)
                                                              -----------------
                                                              $   317   $ 5,994
                                                              =================


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

Note 5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                            Three Months         Nine Months
                                           Ended June 30,       Ended June 30,
                                          -----------------   -----------------
                                            1999     1998      1999      1998
                                          -----------------   -----------------

Numerator, income applicable to common
   shares, net income ................    $19,444   $18,091   $51,051   $47,286
                                          =====================================

Denominator:
   Basic-weighted average common
      shares outstanding .............     44,303    44,642    44,272    44,982
   Dilutive effect of employee
      stock options ..................        623       756       604       753
                                          -------------------------------------
   Diluted outstanding shares ........     44,926    45,398    44,876    45,735
                                          =====================================

Earnings per share:
   Basic .............................    $  0.44   $  0.41   $  1.15   $  1.05
   Diluted ...........................       0.43      0.40      1.14      1.03

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations by line of business are as follows (dollars in thousands):

                                            Three Months                   Nine Months
                                           Ended June 30,     Percent     Ended June 30,      Percent
                                         -------------------  Increase   -----------------    Increase
                                           1999      1998    (Decrease)    1999      1998    (Decrease)
-------------------------------------------------------------------------------------------------------
Revenue:
   Publishing ........................   $105,163   $100,544     4.6%    $308,224  $290,946     5.9%
   Broadcasting ......................     30,624     34,549   (11.4)      93,286    96,751    (3.6)
                                         -------------------             ------------------
                                         $135,787   $135,093     0.5     $401,510  $387,697     3.6
                                         ===================             ==================

Income before depreciation and
   amortization, interest and taxes
   (EBITDA): *
   Publishing ........................   $ 36,580   $ 33,533     9.1     $102,774  $ 95,371     7.8
   Broadcasting ......................      8,369     11,845   (29.3)      25,571    28,662   (10.8)
   Corporate .........................     (3,433)    (3,425)   (0.2)     (10,726)   (9,985)   (7.4)
                                         -------------------             ------------------
                                         $ 41,516   $ 41,953    (1.0)    $117,619  $114,048     3.1
                                         ===================             ==================

Operating income:
   Publishing ........................   $ 30,120   $ 27,195    10.8     $ 83,422  $ 76,915     8.5
   Broadcasting ......................      5,201      8,931   (41.8)      16,854    20,190   (16.5)
   Corporate .........................     (3,756)    (3,669)   (2.4)     (11,758)  (10,802)   (8.9)
                                         -------------------             ------------------
                                         $ 31,565   $ 32,457    (2.7)    $ 88,518  $ 86,303     2.6
                                         ===================             ==================

Capital expenditures:
   Publishing ........................   $  5,265   $  4,376             $ 16,424  $ 12,703
   Broadcasting ......................      1,369      1,276                6,511     4,481
   Corporate .........................        613        553                  613     1,539
                                         -------------------             ------------------
                                         $  7,247   $  6,205             $ 23,548  $ 18,723
                                         ===================             ==================

 * EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

QUARTER ENDED JUNE 30, 1999

PUBLISHING

Exclusive of the effects of acquisitions, wholly-owned daily newspaper advertising revenue increased $1,916,000, 3.8%. Advertising revenue from local merchants decreased $(56,000), (.2%). Local "run-of-press" advertising decreased $(113,000), (.6%), as a result of a (4.9%) decrease in advertising inches offset by an increase in average rates. Local preprint revenue increased $57,000, .7%. Classified advertising revenue increased $1,276,000, 7.0%, as a result of a 7.5% increase in advertising inches primarily in the transportation and employment categories. Circulation revenue decreased $(130,000), (.6%), due to minimal rate increases which did not offset the effect of a 2.7% decrease in Sunday home-delivered newspapers.

Other  revenue  consists  of revenue  from  weekly  newspapers,  classified  and specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as e-commerce, target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                1999     1998
                                                              ----------------
                                                               (In Thousands)

Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ......................  $18,019  $17,944
   Acquired since September 30, 1997 .......................    2,257      269
Commercial printing ........................................    3,524    3,901
Products delivered outside the newspaper ...................    3,790    3,046
Editorial service contracts ................................    2,244    2,085
                                                              ----------------
                                                              $29,834  $27,245
                                                              ================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1999     1998
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    34.4     34.0
Newsprint and ink ............................................     8.4     10.6
Other operating expenses .....................................    22.4     22.0
                                                                 ---------------
                                                                  65.2     66.6
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    34.8     33.4
Depreciation and amortization ................................     6.1      6.3
                                                                 ---------------
Operating margin wholly-owned properties .....................    28.7%    27.1%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization decreased $(95,000), (.1%). Compensation expense increased $1,181,000, 3.5%, due to increases in average compensation. Newsprint and ink costs decreased $(1,992,000), (18.7%), due primarily to lower prices paid for newsprint. Other operating costs exclusive of depreciation and amortization increased $716,000, 3.3%, due to higher distribution expense and other cost increases.

BROADCASTING

Revenue for the quarter decreased $(3,925,000), (11.4%), as political advertising decreased $(2,252,000), (97.9%) and local, regional, and national advertising decreased $(1,127,000), (4.1%), primarily due to a softness in broadcast advertising sales. Production revenue and revenues from other services decreased $(548,000), (20.5%) as a result of the sale of MIRA Creative Group. Management anticipates that advertising revenue comparisons may be unfavorably affected later in the year due to the absence of elections and increase in competitive conditions.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1999     1998
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    43.1     37.2
Programming costs ............................................     7.5      6.1
Other operating expenses .....................................    22.1     22.4
                                                                 ---------------
                                                                  72.7     65.7
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    27.3     34.3
Depreciation and amortization ................................    10.3      8.4
                                                                 ---------------
Operating margin .............................................    17.0%    25.9%
                                                                 ===============

Compensation costs increased by 2.6% primarily due to increases in the average compensation rate. Programming costs for the quarter increased $196,000, 9.3%, primarily due to accelerated amortization of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(974,000), (12.6%), as an increase in consulting services was more than offset by a reduction in communications, facility, promotion, training, and bad debt expense.


CORPORATE COSTS

Corporate costs increased by $87,000, 2.4% as increased compensation costs and depreciation expense were offset in part by reduced consultant costs.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense decreased due to payments on long-term debt.

Income taxes were 32.9% and 38.4% of pretax income for the quarters ended June 30, 1999 and 1998, respectively. Income tax expense was reduced by $1,500,000 in June 1999 due to the settlement of a contingency. Exclusive of the settlement, income taxes were 38.1% of pretax income.

NINE MONTHS ENDED JUNE 30, 1999

PUBLISHING

Exclusive of the effects of acquisitions, wholly-owned daily newspaper advertising revenue increased $7,406,000, 5.1%. Advertising revenue from local merchants increased $3,122,000, 3.8%. Local "run-of-press" advertising increased $2,440,000, 4.4%, as a result of a 2.5% increase in advertising inches. Local preprint revenue increased $682,000, 2.6%. Classified advertising revenue increased $2,625,000, 5.3%, as a result of higher averages rates and a 4.8% increase in advertising inches. The employment category was the biggest contributor to the increase. Circulation revenue decreased $(262,000), (.4%) due to promotional pricing, minimal rate increases, and decreases in Sunday home-delivered newspapers.

Other  revenue  consists  of revenue  from  weekly  newspapers,  classified  and specialty  publications,  commercial  printing,  products  delivered outside the newspaper (which include activities such as e-commerce, target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                1999       1998
                                                               -----------------
                                                                 (In Thousands)

Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ......................   $52,681   $51,143
   Acquired since September 30, 1997 .......................     6,627       375
Commercial printing ........................................    11,476    11,081
Products delivered outside the newspaper ...................     9,729     8,455
Editorial service contracts ................................     6,837     6,587
                                                               -----------------
                                                               $87,350   $77,641
                                                               =================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1999     1998
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    34.7     34.3
Newsprint and ink ............................................     9.3     10.6
Other operating expenses .....................................    22.6     22.3
                                                                 ---------------
                                                                  66.6     67.2
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    33.4     32.8
Depreciation and amortization ................................     6.3      6.3
                                                                 ---------------
Operating margin wholly-owned properties .....................    27.1%    26.5%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $4,970,000, 2.5%. Compensation expense increased $4,803,000, 4.8%, due primarily to increase in average compensation. Newsprint and ink costs decreased $(2,459,000), (8.0%), due primarily to lower prices paid for newsprint. Other operating costs exclusive of depreciation and amortization increased $2,626,000, 4.0% due to higher distribution expense and other cost increases.


BROADCASTING

Revenue decreased $(3,465,000), (3.6%), as political advertising increased $2,673,000, 90.7% and local/regional/national advertising decreased $(3,737,000), (4.6%), primarily due to the absence of the Winter Olympics advertising on our CBS affiliates and the Super Bowl on our NBC affiliates in the second quarter and a softness in broadcast advertising sales in the third quarter. Production revenue and revenues from other services decreased $(1,831,000), (23.4%), as a result of the sale of MIRA Creative Group and loss of NBA production services during the strike.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.


                                                                  1999     1998
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    41.8     40.0
Programming costs ............................................     7.5      6.6
Other operating expenses .....................................    23.3     23.8
                                                                 ---------------
                                                                  72.6     70.4
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    27.4     29.6
Depreciation and amortization ................................     9.3      8.8
                                                                 ---------------
Operating margin .............................................    18.1%    20.8%
                                                                 ===============

Compensation costs increased $334,000, .9%, due to increases in average compensation. Programming costs for the period increased $605,000, 9.4%, primarily due to accelerated amortization of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(1,313,000), (5.7%), as previously discussed.


CORPORATE COSTS

Corporate costs increased by $956,000, 8.9%. The increase was primarily due to a $777,000 increase in the second quarter as a result of one-time cost reductions in the prior year period.


FINANCIAL EXPENSE AND INCOME TAXES

Interest expense decreased primarily due to payments on long-term debt.

Income taxes were 36.3% and 38.5% of pretax income for the nine months ended June 30, 1999 and 1998, respectively. Income tax expense was reduced by $1,500,000 in June 1999 due to the settlement of a contingency. Exclusive of the settlement income taxes were 38.2% of pretax income.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $81,354,000 for the nine-month period ended June 30, 1999. Available cash balances, cash flow from operations, and a $50,000,000 bank line of credit provide adequate liquidity. Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.


YEAR 2000

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. Management has completed its company-wide evaluation of this impact on its IT systems and its date-sensitive publishing equipment. The evaluation of critical broadcasting equipment is substantially complete. Year 2000 software updates for identified critical date-sensitive broadcasting equipment and broadcasting equipment is believed to be substantially Year 2000 compliant. Renovation and testing have been completed on all significant IT systems that utilize company-developed software that were not Year 2000 compliant. The Company has received representations and completed testing to determine that significant software developed by others is Year 2000 compliant. Installation of a new Year 2000-compliant financial system is now complete. Testing of computer hardware for IT systems is substantially complete. Independent IT system testing for Year 2000 compliance of the publishing systems and equipment will be conducted in the next fiscal quarter.

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

From September 30, 1994 through June 30, 1999, the Company has spent approximately $500,000 to address Year 2000 issues for IT systems (exclusive of the cost of the new financial, newspaper production and other systems that were scheduled to be replaced before the year 2000 for reasons other than Year 2000 compliance). Total costs to address Year 2000 issues for IT systems are currently estimated to be less than $1,000,000 and consist primarily of staff and consultant costs. Year 2000 remediation will require the replacement of telephone switches and software at a cost of $600,000 to $1,000,000. Through June 30, 1999 approximately $400,000 had been spent for new telephone equipment. Funds for these costs are expected to be provided by the operating cash flows or bank line of credit of the Company.

The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to produce or distribute newspapers or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management monitors the progress of the Company's Year 2000 efforts and provides update reports to the audit committee of the Board of Directors at each meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company's contingency plans in case business interruptions do occur are substantially complete, but will continue to be refined and implemented up to the Year 2000.


SAFE HARBOR STATEMENT

This report contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and ratings of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K.

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

                                         LEE ENTERPRISES, INCORPORATED


8/9/99                                   /s/ G. C. Wahlig
-----------------------                  ---------------------------------------
DATE                                     G. C. Wahlig, Chief Accounting Officer