Form 10-K
period 1999-09-30
LEE ENTERPRISES INC
filed 1999-12-29
CIK 58361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 1, 1999. Common Stock and Class B Common Stock, $2.00 par value, $1,136,812,000.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1999. Common Stock, $2.00 par value, 33,314,738 shares; and Class B Common Stock, $2.00 par value, 10,966,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 1999 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

   Item 1(a) Recent business developments. On October 1, 1999 the Company sold substantially all the assets used in, and liabilities related to, the publication, marketing and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa in exchange for $9,300,000 of cash and a daily newspaper and specialty publications in Beatrice, Nebraska. In addition in November 1999 the Company canceled its local marketing agreement for KASY-TV in Albuquerque, New Mexico. The information following includes the properties owned as of December 1, 1999.

   Item 1(b) Financial information about industry segments. See Note 12 to the Notes to Financial Statements under Item 8, herein.

   Item 1(c) Narrative description of business.

                                   PUBLISHING

   The Company and its subsidiaries publish the following:

      Daily Newspapers:

                                                                                     Circulation
                   Newspaper                   City               State       Daily (M-F)     Sunday
         -----------------------------------------------------------------------------------------------
         Southern Illinoisian               Carbondale          Illinois           26,108        34,681
         Herald & Review                    Decatur             Illinois           36,322        44,836
         Quad City Times                    Davenport           Iowa               52,918        74,777
         Globe Gazette                      Mason City          Iowa               19,597        24,077
         Muscatine Journal                  Muscatine           Iowa                8,393           - -
         Winona Daily News                  Winona              Minnesota          12,070        12,855
         Billings Gazette                   Billings            Montana            48,389        54,648
         The Montana Standard               Butte               Montana            14,898        15,299
         Ravalli Republic                   Hamilton            Montana             5,200 *         - -
         Independent Record                 Helena              Montana            13,369        14,303
         Missoulian                         Missoula            Montana            31,885        37,797
         Beatrice Daily Sun                 Beatrice            Nebraska            8,485           - -
         Lincoln Journal Star               Lincoln             Nebraska           74,228        82,517
         The Bismarck Tribune               Bismarck            North Dakota       29,958        32,653
         Democrat-Herald                    Albany              Oregon             20,569        34,107 **
         Ashland Daily Tidings              Ashland             Oregon              4,979 *         - -
         Corvallis Gazette-Times            Corvallis           Oregon             12,879           - - **
         Rapid City Journal                 Rapid City          South Dakota       30,397        34,216
         LaCrosse Tribune                   LaCrosse            Wisconsin          31,779        40,089
         Wisconsin State Journal            Madison             Wisconsin          87,909       158,000
         The Journal Times                  Racine              Wisconsin          29,409        32,750
                                                                              --------------------------
                       Total paid daily and Sunday circulation                    599,741       727,605
                                                                              ==========================

     Source - Audit Bureau of Circulation (ABC):  Average of 6 months ended March and September 1999.

      * From publishers' statement.
     ** Combined edition with Democrat-Herald.

      Weekly Newspapers:

                Newspaper               City             State                 Day(s)           Circulation
         ----------------------------------------------------------------------------------------------------
         Bettendorf News          Bettendorf        Iowa             Wednesday                         2,600
         Big Fork Eagle           Big Fork          Montana          Wednesday                         4,500
         Hungry Horse News        Columbia Falls    Montana          Thursday                          7,000
         Whitefish Pilot          Whitefish         Montana          Thursday                          4,000
         The Plattsmouth Journal  Plattsmouth       Nebraska         Monday and Thursday               5,000
         Mandan News              Mandan            North Dakota     Thursday                          1,900
         Cottage Grove Sentinel   Cottage Grove     Oregon           Wednesday                         4,500
         Gresham Outlook          Gresham           Oregon           Wednesday and Saturday            8,800
         Lebanon Express          Lebanon           Oregon           Wednesday                         3,500
         Newport News-Times       Newport           Oregon           Wednesday and Friday             13,900
         Sandy Post               Sandy             Oregon           Wednesday                         2,000
         The Springfield News     Springfield       Oregon           Wednesday and Saturday           11,000
                                                                                                -------------
                       Total paid weekly circulation                                                  68,700
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

      Classified  Publications:

                Publication             City          State              Day(s)          Circulation
         -------------------------------------------------------------------------------------------
         Dandy Dime                Tucson         Arizona        Friday                      28,500
         The Redding Nickel        Redding        California     Thursday                    27,500
         Prairie Shopper           Decatur        Illinois       Tuesday                     45,000
         Thrifty Nickel            East Moline    Illinois       Thursday                    11,700
         The Gateway Express       Clinton        Iowa           Wednesday and Friday         6,800
         The Advertiser            Davenport      Iowa           Wednesday                   28,000
         Winnebago/Hancock         Forest City    Iowa           Monday                      12,500
           Shopper
         Mason City Shopper        Mason City     Iowa           Tuesday                     34,000
         The Post                  Muscatine      Iowa           Tuesday                     20,900
         Thrifty Nickel            Billings       Montana        Thursday                    30,000
         Yellowstone Shopper       Billings       Montana        Thursday                    47,200
         Mini Nickel               Bozeman        Montana        Thursday                    22,900
         Nickel Saver              Butte          Montana        Thursday                    10,000
         North Valley Advertiser   Columbia Falls Montana        Tuesday                      8,000
         Western Shopper           Deer Lodge     Montana        Wednesday                    4,800
         The Trader                Dillon         Montana        Monday                       6,200
         Consumers Press           Great Falls    Montana        Thursday                    33,000
         Life & Times Press        Hamilton       Montana        Wednesday                   12,300
         The Adit                  Helena         Montana        Wednesday                   23,500
         The Western Montana       Missoula       Montana        Wednesday                   33,000
           Messenger
         Nifty Nickel              Las Vegas      Nevada         Thursday                    60,000
         Dickinson Finder          Albuquerque    New Mexico     Friday                      28,000
         Quik Quarter/Thrifty      Albuquerque    New Mexico     Thursday                    38,000
           Nickel
         Dickinson Finder          Dickinson      North Dakota   Wednesday                   13,800
         The Finder                Mandan         North Dakota   Wednesday                   39,200
         The Finder                Minot          North Dakota   Wednesday                   18,000
         The Klamath Falls Nickel  Klamath Falls  Oregon         Thursday                    19,000
         The Medford Nickel        Medford        Oregon         Thursday                    27,500
         Nickel Ads                Portland       Oregon         Friday                     202,000
         Rapid City Advertiser     Rapid City     South Dakota   Wednesday                   28,000
         Northern Hills            Spearfish      South Dakota   Wednesday                   15,000
           Advertiser
         Pioneer Shopper           St. George     Utah           Thursday                    27,000
         Little Nickel             Lynnwood       Washington     Wednesday and Thursday     320,000
         Nickel Saver              Moses Lake     Washington     Thursday                    21,500
         Nickel Nik                Spokane        Washington     Friday                      37,000
         Smart Shopper             Spokane        Washington     Friday                      15,000
         Buyline                   Walla Walla    Washington     Thursday                    20,000
         Nickel Ads                Wenatchee      Washington     Thursday                    26,500
         The Foxxy Shopper         LaCrosse       Wisconsin      Tuesday                     34,000
         Cover Story               Madison        Wisconsin      Sunday                      85,000
         Pennysaver                Racine         Wisconsin      Monday                      65,000
         Foxxy Shopper             Sparta         Wisconsin      Tuesday                     42,500
                                                                                         -----------
                       Total non-paid weekly circulation                                  1,627,800
                                                                                         ===========

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

   Specialty Publications and Other Products and Services:

                                                    City        State
         -----------------------------------------------------------------

         Cars & Trucks                          Tuscon       Arizona
         Wheels for You                         Decatur      Illinois
         Lee Print                              Davenport    Iowa
         Classic Images                         Muscatine    Iowa
         Films of the Golden Age                Muscatine    Iowa
         International Newspaper Network        Big Fork     Montana
         Western Business                       Billings     Montana
         Intermountain Printing and Publishing  Deer Lodge   Montana
         Ag Almanac                             Great Falls  Montana
         The Eastman's Journal                  Helena       Montana
         Montana Magazine                       Helena       Montana
         AutoFinder                             Missoula     Montana
         Broadwater                             Townsend     Montana
         Wheels for You                         Grand Island Nebraska
         Wheels for You                         Lincoln      Nebraska
         Home Scene                             Las Vegas    Nevada
         Nifty Nickel Cars & Trucks             Las Vegas    Nevada
         Wheels for You                         Albuquerque  New Mexico
         Farm & Ranch Guide                     Bismarck     North Dakota
         Family Times                           Corvallis    Oregon
         Internet Broadcasting Partners         Portland     Oregon
         Tri-State Neighbor                     Sioux Falls  South Dakota
         Homes                                  Moses Lake   Washington
         Drive Line                             Spokane      Washington
         Home Buyer's Guide                     Spokane      Washington
         Nickel Nik's RV Wheel Deals            Spokane      Washington
         Nickel Nik's Truck Deals               Spokane      Washington
         Nickel Nik's Wheel Deals               Spokane      Washington
         Homes                                  Wenatchee    Washington
         The Enterpriser                        LaCrosse     Wisconsin
         Home Buyers Guide                      LaCrosse     Wisconsin
         Wheels for You                         LaCrosse     Wisconsin
         AgriView                               Madison      Wisconsin
         Midwest Messenger                      Tekamah      Nebraska

   The Company's strategy is to increase its share of local advertising in its existing markets, and over time, to increase circulation through internal expansion into contiguous markets and make selective acquisitions.

   The basic raw material of newspapers, classified, and specialty publications is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate to its needs. Newsprint prices are volatile and fluctuate based upon factors which include both the foreign and domestic production capacity and consumption. The price fluctuations can have a significant effect on the results of operations. For the quantitative impacts of these fluctuations, see "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 7, herein.

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

                                  BROADCASTING

The Company and its subsidiaries own and operate the following television stations:

                                                                    Nielsen DMA
             Station                                              Market Ranking
--------------------------------------------------------------------------------
ABC Affiliate, KGUN-TV - Tucson, Arizona                                72
CBS Affiliates:
   KOIN-TV - Portland, Oregon                                           23
   KRQE-TV - Albuquerque, New Mexico                                    49 (1)
   KGMB-TV - Honolulu, Hawaii                                           71 (2)
   KMTV - Omaha, Nebraska                                               73
NBC Affiliates:
   WSAZ-TV - Huntington-Charleston, West Virginia                       59
   KSNW-TV - Wichita, Kansas                                            65 (3)
   KSNT-TV - Topeka, Kansas                                            138
Telemundo Affiliate, KMAZ-TV - El Paso, Texas                           96 (4)


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

   In September 1999, the Company, its subsidiaries and associated companies had
   approximately  6,100  employees,   including  approximately  1,500  part-time
   employees.

Item 2.  Properties

   The Company's executive offices are located in facilities leased at 215 North Main Street, Davenport, Iowa.

   All of the printing plants (except Madison, which is owned by Madison Newspapers, Inc.) are owned by the Company. All printing plants (including Madison) are well maintained, are in good condition, and are suitable for the present office and publishing operations. Upon completion of the production facility expansion in Lincoln, Nebraska, the Company believes all plants will be adequately equipped with typesetting, printing and other required equipment.

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

                                      Period of Service     Period In
            Name               Age       With Company     Present Office           Present Office
-------------------------------------------------------------------------------------------------------------

Richard D. Gottlieb             57         36 years          8 years     President and Chief Executive
                                                                            Officer

Mary E. Junck                   52         7 months          7 months    Executive Vice President and
                                                                            Chief Operating Officer

Larry L. Bloom                  50         6 years           6 years     Senior Vice President - Finance,
                                                                            Treasurer, and Chief
                                                                            Financial Officer

Phil E. Blake                   55         20 years          1 month     Vice President - Publishing

Randy N. Miller                 47         2 years           1 month     Vice President - Publishing

Greg R. Veon                    47         23 years          1 month     Vice President - Publishing

Colleen B. Brown                41          1 year           6 months    President of the Broadcast Group

Vytenis P. Kuraitis             51         5 years           3 years     Vice President - Human
                                                                            Resources

Charles D. Waterman, III        53         10 years          10 years    Secretary

George C. Wahlig                52         10 years          7 years     Vice President - Finance and
                                                                            Chief Accounting Officer

Gregory P. Schermer             45         11 years          2 years     Vice President - Interactive
                                                                            Media

Mary E. Junck was elected Executive Vice President in May 1999; from May 1996 to April 1999 she was Executive Vice President of The Times Mirror Company and President of Eastern Newspapers. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993.

Phil E. Blake was elected Vice President - Publishing in November 1999. He is presently, and for more than the past 5 years has been, publisher of the Wisconsin State Journal and publisher and treasurer of Madison Newspapers, Inc.

Randy N. Miller was elected Vice President - Publishing in November 1999; from June 1997 through September 1997 he was Director of Newspaper Operations and Planning, from October 1997 through November 1999 he was appointed Vice President - Newspaper; from February 1995 to May 1997 he was publisher of the Battle Creek Enquirer; and for three years prior thereto he was the Vice President for Human Resources and Strategic Planning for Detroit Newspapers.

Greg R. Veon was elected Vice President - Publishing in November 1999; from November 1995 through November 1999 he was Vice President - Marketing; from 1992 through November 1995 he was Vice President and General Manager of KOIN-TV, Portland, Oregon.

Colleen B. Brown was elected President of the Broadcast group in July 1999; from June 1998 through July 1999 she was Vice President of the Broadcast group; from 1995 through July 1998 she was President and General Manager of KPNX-TV in Phoenix, Arizona; and prior thereto she was the President and General Manager of WFMY-TV in Greensboro, North Carolina.

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

                                   Quarter
                 --------------------------------------------
                    4th       3rd         2nd          1st
                 --------------------------------------------
STOCK PRICES

1999:
   High ......   $31-1/16   $30-1/2     $31-7/16    $  31-1/2
   Low .......     26-1/8    27-1/2      26-5/16     21-13/16
   Closing ...     27-3/8    30-1/2           29       31-1/2

1998:
   High ......     31-3/4    33-7/8      33-9/16     29-13/16
   Low .......     23-1/2   27-5/16           28       25-1/2
   Closing ...   25-15/16    30-5/8      33-9/16      29-9/16

1997:
   High ......     29-1/8        27       25-1/8       23-5/8
   Low .......         25    22-3/8       22-3/8           21
   Closing ...     28-3/8    26-3/8       24-1/4       23-1/4

DIVIDENDS PAID

  1999 .......   $    .15   $   .15      $   .15      $   .15
  1998 .......        .14       .14          .14          .14
  1997 .......        .13       .13          .13          .13

   For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Consolidated Financial Statements under
   Item 8, herein.

   At September 30, 1999, the Company had 3,424 holders of Common Stock and 2,159 holders of Class B Common Stock.

Item 6.  Selected Financial Data

                         FIVE YEAR FINANCIAL PERFORMANCE


Year Ended
September 30:                        1999      1998      1997      1996      1995
                                   ------------------------------------------------
                                         (In Thousands Except Per Share Data)
OPERATIONS

   Operating revenue ...........   $536,333  $517,293  $446,686  $427,369  $383,740
                                   ================================================
   Income from continuing
      operations ...............   $ 67,973  $ 62,233  $ 62,745  $ 53,670  $ 52,232
   Discontinued operations .....        - -       - -       - -     7,725     6,227
   Gain (loss) on disposition
      of discontinued
      operations ...............        - -       - -     1,485   (15,948)      - -
                                   ------------------------------------------------
              Net income .......   $ 67,973  $ 62,233  $ 64,230  $ 45,447  $ 58,459
                                   ================================================

PER SHARE AMOUNTS

   Weighted average
      shares:
      Basic ....................     44,273    44,829    46,393    46,973    46,053
      Diluted ..................     44,861    45,557    47,243    47,899    46,873

   Basic:
      Income from continuing
        operations .............   $   1.54   $  1.39  $   1.35  $   1.14   $  1.13
      Discontinued operations ..        - -       - -       - -       .16       .14
      Gain (loss) on disposition
        of discontinued
        operations .............        - -       - -       .03      (.33)      - -
                                   ------------------------------------------------
              Net income .......   $   1.54   $  1.39  $   1.38  $    .97   $  1.27
                                   ================================================

   Diluted:
      Income from continuing
        operations .............   $   1.52   $  1.37  $   1.33  $   1.12   $  1.12
      Discontinued operations ..        - -       - -       - -       .16       .13
      Gain (loss) on disposition
        of discontinued
        operations .............        - -       - -       .03      (.33)      - -
                                   ------------------------------------------------
              Net income .......   $   1.52   $  1.37  $   1.36  $    .95   $  1.25
                                   ================================================

   Dividends ...................   $    .60   $   .56  $    .52  $    .48   $   .44

OTHER DATA

   Total assets ................   $679,513  $660,585  $650,963  $527,416  $559,929
   Debt, including
      current maturities .......    204,625   219,481   203,735    95,503   123,489
   Stockholders' equity ........    354,329   319,759   319,390   324,954   311,042

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Operating results are summarized below:

                                              1999       1998       1997
                                            ------------------------------
                                                  (Dollars in Thousands,
                                                  Except Per Share Data)

Operating revenue .......................   $536,333   $517,293   $446,686
   Percent change .......................       3.7%      15.8%       4.5%
Income before depreciation, amortization,
   interest and taxes (EBITDA) * ........    156,488    150,423    132,455
   Percent change .......................       4.0%      13.6%       8.1%
Operating income ........................    116,740    112,847    104,151
   Percent change .......................       3.4%       8.3%       9.9%
Income from continuing operations .......     67,973     62,233     62,745
   Percent change .......................       9.2%     (0.8)%      16.9%
Earnings per share, continuing operations
   Basic ................................       1.54       1.39       1.35
      Percent change ....................      10.8%       3.0%      18.4%
   Diluted ..............................       1.52       1.37       1.33
      Percent change ....................      10.9%       3.0%      18.8%

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry. The computation excludes the gain on sale of businesses.

The fiscal 1998 comparisons are significantly affected by the September 8, 1997 acquisition of The Pacific Northwest Group. The Pacific Northwest Group publishes eight daily and weekly newspapers geographically clustered in Oregon's Willamette Valley and classified publications in eight markets in the states of Washington, Oregon, Nevada, and Utah.

If Lee had owned these properties since October 1, 1996, the operating revenue increase for 1998 would have been 3.9%, EBITDA and operating income would have increased 2.4%, income from continuing operations would have increased 4.6% and earnings per share on a diluted basis would have increased 8.7%.

PUBLISHING

                                               1999       1998       1997
                                            -------------------------------
                                                (Dollars in Thousands)

Operating revenue .......................   $404,608    $382,894   $318,441
   Percent change .......................       5.7%       20.2%       5.2%
Operating income:
   Wholly-owned properties ..............    103,852      94,159     88,865
      Percent change ....................      10.3%        6.0%      17.4%
   Equity in net income .................      9,238       8,367      7,756
      Percent change ....................      10.4%        7.9%      10.7%
Operating margin, wholly-owned properties      25.7%       24.6%      27.9%

The   publishing   segment   includes   newspapers,   classified  and  specialty
publications. Operating revenue consists of the following:

                                1999        1998        1997
                              --------------------------------
                                    (Dollars in Thousands)

Daily newspapers:
   Advertising ...........    $206,228    $195,852    $179,822
      Percent change .....        5.3%        8.9%        6.3%
   Circulation ...........      81,562      81,912      80,522
      Percent change .....      (0.4)%        1.7%        0.9%
Other ....................     116,818     105,130      58,097
   Percent change ........       11.1%       81.0%        8.4%

Exclusive of acquisitions in 1999, 1998, and 1997, advertising revenue increased 5.1%, 5.0%, and 6.0%, circulation revenue (decreased) increased (.6%), (.6%), and .7%, and other revenue increased 3.6%, 4.9%, and 3.8%, respectively.

The  following  daily  newspaper   advertising   lineage,   circulation   volume
statistics, and related revenue results are presented on a pro forma basis for daily newspapers wholly owned at the end of fiscal 1999.

Changes in advertising units for classified and local advertising, which account for more than 70% of newspaper advertising revenue, are as follows:

ADVERTISING LINEAGE, IN THOUSANDS OF INCHES (PRO FORMA ):

                                          1999       1998        1997
                                         -----------------------------

Classified ....................          4,740       4,427       4,314
   Percent change .............           7.1%        2.7%        4.5%
Local .........................          5,903       5,703       5,695
   Percent change .............           3.5%        0.1%      (1.2)%

Classified advertising revenue increased approximately 6.1% in 1999, 9.7% in 1998, and 9.7% in 1997. The average rate realized decreased by (.9%) in 1999 and increased by 6.9% in 1998, and 5.0% in 1997. In 1999 growth in advertising lineage was in the automotive and to a lesser extent in the employment categories. This growth offset a decrease in real estate lineage. The decrease in the average rate realized was largely due to an increased amount of lower rate automotive advertising. In 1998 continued significant growth in employment and real estate advertising offset a small reduction in automotive. In 1997 significant growth in employment advertising offset softness in automotive and other advertising.

Local "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. In 1999 local run-of-press revenue increased 3.4% and volume increased 3.5% as a result of the continuing emphasis on price incentives in return for larger or more frequent ads. In 1998 revenue increased 1.3% as the Company emphasized printing and frequency which resulted in a .1% increase in local advertising units. Revenue increased 3.1% in 1997 on higher average rates despite decreases in advertising inches.

Total revenue realized from local and national merchants includes preprints which have lower-priced, higher-volume distribution rates. Preprint revenue increased 2.6% in 1999, 4.8% in 1998, and 5.2% in 1997.

In 1999 circulation revenue decreased by (.6%) as a result of a (2%) decrease in volume offset by higher rates. In 1998 circulation revenue decreased (.6%) and volume decreased (.7%). In 1997 circulation revenue increased .8% as a result of higher rates, offset by a (2.3%) decrease in volume.

Other revenue consists of revenue from weekly newspapers, classified, specialty publications, commercial printing, products delivered outside the newspaper (which include activities such as target marketing, special event production, and on-line service) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                                1999      1998     1997
                                                              --------------------------
                                                                    (In Thousands)
Weekly newspapers, classified and specialty publications:
   Properties owned for entire period ....................... $ 24,678 $ 24,174 $ 23,083
   Acquired since September 30, 1996 ........................   54,686   46,116    2,700
Commercial printing:
   Properties owned for entire period .......................   13,673   13,858   14,351
   Acquired since September 30, 1996 ........................    1,548      947      - -
Products delivered outside the newspaper:
   Properties owned for entire period .......................   13,418   11,650    9,928
   Acquired since September 30, 1996 ........................       71       17       59
Editorial service contracts .................................    8,744    8,368    7,976
                                                              --------------------------
                                                              $116,818 $105,130 $ 58,097
                                                              ==========================

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                                  1999     1998     1997
                                                                 ------------------------
Revenue ....................................................     100.0%   100.0%   100.0%
                                                                 ------------------------

Compensation costs .........................................      35.2     35.1     34.0
Newsprint and ink ..........................................       9.3     10.7      9.7
Other operating expenses ...................................      23.3     23.1     23.4
                                                                 ------------------------
                                                                  67.8     68.9     67.1
                                                                 ------------------------

Income before depreciation, amortization, interest and taxes      32.2     31.1     32.9
Depreciation and amortization ..............................       6.5      6.5      5.0
                                                                 ------------------------
Operating margin wholly-owned properties ...................      25.7%    24.6%    27.9%
                                                                 ========================

Exclusive of the effects of acquisitions, in 1999 costs other than depreciation and amortization increased by 1.0%. Newsprint and ink costs decreased by (13.0%) due to lower prices for newsprint offset by a slight increase in usage. Compensation costs increased 4.1% due to an increase in average compensation and hours worked. Other operating costs increased 2.8%.

Exclusive of the effects of the 1998 acquisitions, in 1998 costs other than depreciation and amortization increased 5.2%. Newsprint and ink costs increased 12.2% due to higher prices for newsprint and greater consumption. Compensation cost increased 5.3% due to an increase in average compensation and hours worked. Other operating costs increased 2.1%.

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

BROADCASTING


                               1999       1998       1997
                             ------------------------------
                                  (Dollars in Thousands)

Operating revenue ......     $122,487   $126,032   $120,489
   Percent change ......       (2.8)%       4.6%       2.3%
Operating income .......       19,371     24,948     22,262
   Percent change ......      (22.4)%      12.1%     (3.0)%
Operating margin .......        15.8%      19.8%      18.5%

Revenue for 1999 decreased $(3,545,000), (2.8)%. Local/regional/national revenue decreased $(1,870,000), (1.8%) due to the absence of winter Olympics advertising on our CBS affiliates and the Super Bowl on our NBC affiliates in the second quarter offset in part by an increase in revenues in the fourth quarter. Political advertising increased $970,000, 20.6%. Compensation received from the television networks decreased $(900,000) in 1999 primarily as a result of the acquisition of broadcast rights for NFL football by the CBS television network. In return for reduced network compensation the Company received the right to sell additional broadcast time. The networks are continuing their efforts to reduce network compensation. In fiscal 2000 the Company anticipates receiving $2,000,000 less network compensation than the $6,400,000 received in 1999. Production revenues and revenues from other sources decreased $(1,752,000), (17.5%), as a result of the sale of MIRA Creative Group and loss of NBA production services during the strike.

Revenue for 1998 increased $5,543,000, 4.6%. Local/regional/national revenue increased $6,834,000 due to winter Olympics advertising in the second quarter and improved rates realized. Political advertising decreased $1,063,000. Production revenues and revenues from other sources were flat.

Revenue for 1997 increased $2,692,000, 2.3%. Local/regional/national revenue increased $1,342,000 while political advertising decreased $(244,000). Production revenue increased $562,000 due to the addition of a second mobile production facility at MIRA Productions in Portland, Oregon, and revenues from other services increased $913,000.

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                                  1999     1998     1997
                                                                 ------------------------
Revenue ....................................................     100.0%   100.0%   100.0%
                                                                 ------------------------

Compensation costs .........................................      42.5     40.9     41.8
Programming costs ..........................................       8.5      6.6      6.6
Other operating expenses ...................................      23.3     23.6     23.4
                                                                 ------------------------
                                                                  74.3     71.1     71.8
                                                                 ------------------------

Income before depreciation, amortization, interest and taxes      25.7     28.9     28.2
Depreciation and amortization ..............................       9.9      9.1      9.7
                                                                 ------------------------
Operating margin wholly-owned properties ...................      15.8%    19.8%    18.5%
                                                                 ========================

Operating income decreased in 1999 by $(5,577,000). Compensation costs increased $557,000, 1.1% due to an increase in the average hourly rate which offset a decrease in the number of hours worked. Programming costs increased by $1,984,000, 23.7% due to an increase in the cost of syndicated programs and a $732,000 write-down of nonperforming programs. In 2000 programming costs will increase by approximately $1,000,000 as a result of changes in certain network programming contracts. Other operating expense decreased $(1,186,000), (4.0)% due to the sale of MIRA Creative Group, reductions in insurance costs, more focused cost-effective station promotion, and generally tighter cost controls.

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

Operating income decreased in 1997 by $691,000. Compensation costs increased $3,898,000, 8.4% due to an increase in the number of hours worked and an increase in the average hourly rate. Programming costs decreased by $(1,344,000), (14.5%), due to decreased amortization from programs amortized on an accelerated basis offset in part by a $400,000 write-down of programming at KMAZ-TV El Paso due to the January 1998 conversion to a Telemundo affiliate providing Spanish language programming. Other operating expense increased 5.8% due to the rental of two news helicopters in 1997 and increased outside services. The primary driver of the outside services increase is MIRA Productions, which uses contract labor and rental equipment for special projects.

CORPORATE

Corporate costs in 1999 increased by $1,094,000, 7.5%. Increases included depreciation, compensation, donations, and other expenses.

Corporate costs in 1998 decreased by $(105,000), (.7%). Reductions in financial system installation costs, incentive compensation, and donations were offset by increases in depreciation and other expenses.

Corporate costs in 1997 increased by $3,800,000, 35.1% as a result of increased marketing costs and the enhancement of computer software.

NON-OPERATING INCOME AND EXPENSE

Interest expense decreased by approximately $(1,748,000) in 1999 primarily due to payments on long-term debt and a $500,000 increase in capitalized interest offset by additional deferred compensation costs. Interest expense increased by approximately $6,300,000 in 1998 due to borrowings to finance The Pacific Northwest Group acquisition. Interest expense decreased by approximately $(1,300,000) in 1997 primarily due to a lower debt level. Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $501,000, $24,000, and $1,700,000 in 1999, 1998, and 1997,
respectively, as a result of these arrangements.

Other non-operating income, net represents the gain from the sale of a shopper publication in September 1999.

INCOME TAXES

Income taxes were 36.2%, 37.8%, and 38.0% of pretax income in 1999, 1998, and 1997, respectively. In 1999 income taxes were reduced by $1,500,000 due to a settlement of a contingency. Exclusive of the settlement, income taxes were 37.6% of pretax income.

DISCONTINUED OPERATIONS

On January 17, 1997, the Company consummated the sale of the capital stock of its graphic arts products subsidiary, NAPP Systems Inc., for approximately
$55,900,000, net of selling expenses. The results for NAPP Systems Inc.'s operations have been classified as discontinued operations for all periods presented. For the year ended September 30, 1997, the Company recorded an after-tax gain of $1,485,000 due to higher than estimated earnings and dividends through the closing date. For additional information related to the disposition, see Note 2 of the Notes to Consolidated Financial Statements under Item 8, herein.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations totaled $97,852,000 in 1999. The Company has a $50,000,000 revolving credit arrangement with banks which expires in 2003. The major sources and uses of cash in 1999 were as follows:


                                                                  (In Thousands)
                                                                  --------------
Sources of cash:
   Operations .................................................       $  97,852
   Short-term borrowings ......................................           6,000
   All other ..................................................           1,043
                                                                      ---------
                                                                        104,895
                                                                      ---------
Uses of cash:
   Acquisitions ...............................................          15,416
   Purchase of property and equipment .........................          32,431
   Cash dividends paid ........................................          26,623
   Purchase of Lee Enterprises, Incorporated stock ............          11,830
   Payment of debt ............................................          25,000
                                                                      ---------
                                                                        111,300
                                                                      ---------
              (Decrease) in cash ..............................       $  (6,405)
                                                                      =========

The Company generally finances significant acquisitions by long-term borrowings.

Capital expenditures for new and improved facilities and equipment are expected to be about $39,500,000 in 2000. The FCC has required implementation of digital television ("DTV") service which includes high definition television systems.
Implementation of DTV service will impose substantial additional costs on television stations to provide the new service due to increased equipment costs. KOIN-TV in Portland, Oregon was required by the FCC to broadcast a digital TV signal by November 1, 1999 but has filed a request for a six-month extension. The Company plans to spend approximately $5,000,000 in fiscal 2000 for DTV conversion. The Company expects that the balance of capital expenditures necessary to convert its stations to DTV will aggregate approximately $33,000,000. The Company is currently required to convert its remaining stations to DTV by May 1, 2002.

The Company also is in the process of building a new production facility for the Journal Star in Lincoln, Nebraska. The total cost is expected to be approximately $32,000,000 and will be completed in fiscal 2000. Approximately $18,000,000 has been spent through September 30, 1999 on this project and spending in fiscal 2000 is expected to be approximately $14,000,000.

The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds and the Company's revolving credit agreements.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 16 cents per share, an annual rate of 64 cents.

During the fiscal year ended September 30, 1999, the Company paid dividends of $26,623,000 or 39.2% of 1999's net income. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under borrowing arrangements are not considered restrictive to payment of dividends. Lee Common Stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee Common Stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last several years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where conditions permit, increasing selling prices.

YEAR 2000

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. Management has completed its company-wide evaluation of this impact on its IT systems and its date-sensitive equipment. Identified critical date-sensitive equipment is believed to be substantially Year 2000 compliant. Renovation and testing have been completed on all significant IT systems that utilize company-developed software that were not Year 2000 compliant. The Company has received representations and completed testing to determine that significant software developed by others is Year 2000 compliant. Installation of a new Year 2000-compliant financial system is complete. Testing of computer hardware for IT systems is substantially complete.

The Company is monitoring the progress of material vendors and suppliers whose uninterrupted delivery of product or service is material to the production or distribution of our print and broadcast products in their efforts to become Year 2000 compliant. Material vendors and suppliers include electric utilities, telecommunications, news and content providers, television networks, other television programming suppliers, the U.S. Postal Service, and financial institutions.

From September 30, 1994, through September 30, 1999, the Company spent approximately $500,000 to address Year 2000 issues for IT systems (exclusive of the cost of the new financial, newspaper production, and other systems that were scheduled to be replaced before the year 2000 for reasons other than Year 2000 compliance). Total costs to address Year 2000 issues for IT systems are currently estimated to be less than $600,000 and consist primarily of staff and consultant costs. Year 2000 remediation will require the replacement of telephone switches and software at a cost of approximately $1,000,000. Through September 30, 1999 approximately $600,000 had been spent for new telephone equipment. Funds for these costs are expected to be provided by the operating cash flows or bank line of credit of the Company.

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

Item 8.  Financial Statements and Supplementary Data

                                               FINANCIAL STATEMENTS
                                            CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                               ----------------------------
                                                                 1999       1998      1997
                                                               ----------------------------
                                                                  (Dollars in Thousands)
ASSETS

Current Assets:
   Cash and cash equivalents ................................  $ 10,536  $ 16,941  $ 14,163
   Trade receivables, less allowance for doubtful
      accounts 1999 $4,460; 1998 $4,110;
      1997 $4,600 ...........................................    67,122    60,443    56,960
   Receivables from associated companies ....................     1,438     1,437     1,437
   Inventories ..............................................     3,625     3,878     3,716
   Program rights and other .................................    19,822    16,892    17,691
                                                               ----------------------------
              Total current assets ..........................   102,543    99,591    93,967
                                                               ----------------------------

Investments:
   Associated companies .....................................    16,326    14,107    12,185
   Other ....................................................    15,819    12,364    12,506
                                                               ----------------------------
                                                                 32,145    26,471    24,691
                                                               ----------------------------

Property and Equipment:
   Land and improvements ....................................    14,103    13,856    12,994
   Buildings and improvements ...............................    67,342    65,945    64,937
   Equipment ................................................   246,484   219,491   194,510
                                                               ----------------------------
                                                                327,929   299,292   272,441
   Less accumulated depreciation ............................   188,726   170,920   152,415
                                                               ----------------------------
                                                                139,203   128,372   120,026
                                                               ----------------------------

Intangibles and Other Assets:
   Intangibles ..............................................   396,392   398,111   404,481
   Other ....................................................     9,230     8,040     7,798
                                                               ----------------------------
                                                                405,622   406,151   412,279
                                                               ----------------------------
                                                               $679,513  $660,585  $650,963
                                                               ============================

See Notes to Consolidated Financial Statements.

                                                                          September 30,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------------------------------
                                                                     (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current maturities of long-term
      debt ..................................................   $ 17,620    $ 33,453    $177,561
   Accounts payable .........................................     11,764      14,277      23,429
   Compensation and other accruals ..........................     26,551      26,966      27,324
   Income taxes payable .....................................      5,378       6,475       4,754
   Unearned income ..........................................     18,135      16,890      15,840
                                                                --------------------------------
              Total current liabilities .....................     79,448      98,061     248,908
                                                                --------------------------------

Long-Term Debt, net of current maturities ...................    187,005     186,028      26,174
                                                                --------------------------------

Deferred Items:
   Retirement and compensation ..............................     13,781      13,117      13,948
   Income taxes .............................................     44,950      43,620      42,543
                                                                --------------------------------
                                                                  58,731      56,737      56,491
                                                                --------------------------------
Stockholders' Equity:
   Capital stock:
      Serial convertible preferred, no par value;
        authorized 500,000 shares; issued none ..............        - -         - -         - -
      Common, $2 par value; authorized
        60,000,000 shares; issued and outstanding
        1999 33,071,000 shares ..............................     66,142      65,144      66,719
      Class B, common, $2 par value; authorized
        30,000,000 shares; issued and outstanding
        1999 11,188,000 shares ..............................     22,376      23,556      24,298
   Additional paid-in capital ...............................     32,641      28,715      25,629
   Unearned compensation ....................................       (961)       (650)       (493)
   Retained earnings ........................................    234,131     202,994     203,237
                                                                --------------------------------
                                                                 354,329     319,759     319,390
                                                                --------------------------------
                                                                $679,513    $660,585    $650,963
                                                                ================================

CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended September 30,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------------------------------
                                                        (In Thousands Except
                                                           Per Share Data)
Operating revenue:
   Publishing:
      Daily newspapers:
        Advertising ...........................   $206,228    $195,852    $179,822
        Circulation ...........................     81,562      81,912      80,522
      Other ...................................    116,818     105,130      58,097
   Broadcasting ...............................    122,487     126,032     120,489
   Equity in net income of associated companies      9,238       8,367       7,756
                                                  --------------------------------
                                                   536,333     517,293     446,686
                                                  --------------------------------
Operating expenses:
   Compensation costs .........................    202,513     192,755     165,547
   Newsprint and ink ..........................     37,447      41,165      30,906
   Depreciation ...............................     21,909      19,662      17,175
   Amortization of intangibles ................     17,839      17,914      11,129
   Other ......................................    139,885     132,950     117,778
                                                  --------------------------------
                                                   419,593     404,446     342,535
                                                  --------------------------------
              Operating income ................    116,740     112,847     104,151
                                                  --------------------------------
Non-operating (income) expense, net:
   Financial expense ..........................     12,863      14,611       8,321
   Financial (income) .........................     (1,920)     (1,896)     (5,392)
   Other, net .................................       (738)        - -         - -
                                                  --------------------------------
                                                    10,205      12,715       2,929
                                                  --------------------------------
              Income from continuing operations
              before taxes on income ..........    106,535     100,132     101,222
Income taxes ..................................     38,562      37,899      38,477
                                                  --------------------------------
              Income from continuing operations     67,973      62,233      62,745
                                                  --------------------------------

Discontinued operations, gain on disposition
   of discontinued operations, net of income
   tax effect .................................        - -         - -       1,485
                                                  --------------------------------
              Net income ......................   $ 67,973    $ 62,233    $ 64,230
                                                  ================================

Earnings per share:
   Basic:
      Income from continuing operations .......   $   1.54    $   1.39    $   1.35
      Income from discontinued operations .....        - -         - -         .03
                                                  --------------------------------
              Net income ......................   $   1.54    $   1.39    $   1.38
                                                  ================================

   Diluted:
      Income from continuing operations .......   $   1.52    $   1.37    $   1.33
      Income from discontinued operations .....        - -         - -         .03
                                                  --------------------------------
              Net income ......................   $   1.52    $   1.37    $   1.36
                                                  ================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Year Ended September 30,
                                   --------------------------------------------------------------------
                                                Amount                            Shares
                                   --------------------------------     -------------------------------
                                     1999        1998       1997         1999      1998      1997
                                   --------------------------------     -------------------------------
                                                   (In Thousands Except Per Share Data)
Common Stock:
   Balance, beginning ..........   $ 65,144    $ 66,719    $ 68,578      32,572      33,359      34,289
      Conversion from Class B
        Common Stock ...........      1,116         649       1,131         558         325         565
      Shares issued ............        286         286         474         143         143         237
      Shares reacquired ........       (404)     (2,510)     (3,464)       (202)     (1,255)     (1,732)
                                   --------------------------------     -------------------------------
   Balance, ending .............   $ 66,142    $ 65,144    $ 66,719      33,071      32,572      33,359
                                   ================================     ===============================

Class B Common Stock:
   Balance, beginning ..........   $ 23,556    $ 24,298    $ 25,466      11,778      12,149      12,733
      Conversion to Common
        Stock ..................     (1,116)       (649)     (1,131)       (558)       (325)       (565)
      Shares reacquired ........        (64)        (93)        (37)        (32)        (46)        (19)
                                   --------------------------------     -------------------------------
   Balance, ending .............   $ 22,376    $ 23,556    $ 24,298      11,188      11,778      12,149
                                   ================================     ===============================

Additional Paid-In Capital:
   Balance, beginning ..........   $ 28,715    $ 25,629    $ 20,189
      Shares issued ............      3,926       3,086       5,440
                                   --------------------------------
   Balance, ending .............   $ 32,641    $ 28,715    $ 25,629
                                   ================================

Unearned Compensation:
   Balance, beginning ..........   $   (650)   $   (493)   $   (637)
      Restricted shares issued .     (1,081)       (714)       (405)
      Restricted shares canceled         45           7          59
      Amortization .............        725         550         490
                                   --------------------------------
   Balance, ending .............   $   (961)   $   (650)   $   (493)
                                   ================================

Retained Earnings:
   Balance, beginning ..........   $202,994    $203,237    $211,358
      Net income ...............     67,973      62,233      64,230
      Cash dividends per share
        1999 $.60; 1998 $.56;
        1997 $.52 ..............    (26,623)    (25,160)    (24,173)
      Shares reacquired ........    (10,213)    (37,316)    (48,178)
                                   --------------------------------
   Balance, ending .............   $234,131    $202,994    $203,237
                                   ================================

Stockholders' Equity ...........   $354,329    $319,759    $319,390      44,259      44,350      45,508
                                   ================================     ===============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended September 30,
                                                         -------------------------------
                                                           1999        1998       1997
                                                         -------------------------------
                                                                  (In Thousands)
Cash Provided by Operating Activities:
   Net income ........................................   $ 67,973    $ 62,233   $  64,230
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................     39,748      37,576      29,581
      Gain on sale of businesses .....................       (738)        - -      (1,985)
      Distributions less than earnings of associated
        companies ....................................     (2,220)     (1,922)       (696)
      Change in assets and liabilities, net of effects
        from business acquisitions:
        (Increase) in receivables ....................     (6,154)     (3,131)     (2,817)
        (Increase) decrease in inventories, program
            rights and other .........................       (749)      1,427       1,552
        Increase (decrease) in accounts payable,
            accrued expenses and unearned income .....     (2,117)      2,370       3,144
        Increase (decrease) in income taxes payable ..     (1,097)      1,721         516
        Other, primarily deferred items ..............      3,206         465       4,021
                                                         --------------------------------
              Net cash provided by operating
              activities .............................     97,852     100,739      97,546
                                                         --------------------------------

Cash (Required for) Investing Activities:
   Acquisitions ......................................    (15,416)    (11,944)   (188,689)
   Purchase of property and equipment ................    (32,431)    (26,725)    (16,342)
   Proceeds from sale of businesses ..................        492         - -      54,795
   Other .............................................     (3,867)       (952)     (1,838)
                                                         --------------------------------
              Net cash (required for) investing
              activities .............................    (51,222)    (39,621)   (152,074)
                                                         --------------------------------

Cash Provided by (Required for) Financing Activities:
   Purchase of common stock ..........................    (11,830)    (51,388)    (41,055)
   Cash dividends paid ...............................    (26,623)    (25,160)    (24,173)
   Proceeds from long-term borrowings ................        - -     185,000         - -
   Proceeds from (payments on) short-term
      notes payable, net .............................      6,000    (145,000)    130,000
   Principal payments on long-term borrowings ........    (25,000)    (25,000)    (21,219)
   Other .............................................      4,418       3,208       5,871
                                                         --------------------------------
              Net cash provided by (required for)
              financing activities ...................    (53,035)    (58,340)     49,424
                                                         --------------------------------

              Net increase (decrease) in cash and cash
              equivalents ............................     (6,405)      2,778      (5,104)

Cash and cash equivalents:
   Beginning .........................................     16,941      14,163      19,267
                                                         --------------------------------
   Ending ............................................   $ 10,536    $ 16,941    $ 14,163
                                                         ================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  NATURE  OF  BUSINESS  AND  SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

   The Company has two principal businesses: publishing and broadcasting. As of September 30, 1999, operating divisions and associated companies publish twenty-one daily newspapers, and more than 80 other weekly, classified and specialty publications, and operate nine full-service network-affiliated television stations and seven satellite television stations.

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

   Inventories: Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 1999, 1998, and 1997 were less than replacement cost by $4,710,000, $4,815,000, and $4,856,000, respectively.

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

   Other investments primarily consist of various marketable securities held in trust under a deferred compensation arrangement. These investments are classified as trading securities and carried at fair value with gains and losses reported in the consolidated statements of income.

   Property and equipment: Property and equipment is carried at cost. Equipment, except for printing presses and broadcast towers, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives in years are as follows:

                                                                Years
                                                                ------

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


Note 2.  Discontinued Operations

On January 17, 1997 the Company sold the capital stock of its graphic arts products subsidiary, NAPP Systems Inc., for approximately $55,900,000, net of selling expenses. The results for NAPP Systems Inc.'s operations have been classified as discontinued operations and in 1997 include a gain on disposition of $1,985,000, less income taxes of $500,000 resulting in income from discontinued operations of $1,485,000.


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

The acquisition was accounted for as a purchase, and the results of operations of The Pacific Northwest Group since the date of acquisition are included in the consolidated financial statements.

The Company also acquired one daily newspaper, two weekly, and four classified or specialty publications in 1999, five classified or specialty publications and one commercial printer in 1998 and five classified or specialty publications in 1997.

The purchase price of business acquisitions was allocated as follows:

                                              Year Ended September 30,
                                          --------------------------------
                                            1999       1998         1997
                                          --------------------------------
                                                  (In Thousands)

Noncash working capital acquired ......   $   (100)   $    377    $  2,897
Property and equipment ................      1,207       1,326      16,278
Intangibles ...........................     16,048      11,485     169,554
Other long-term assets ................        - -         - -          10
Issuance of note payable ..............     (1,000)     (1,194)        (50)
Deferred items ........................       (739)        (50)        - -
                                          --------------------------------
              Total cash purchase price   $ 15,416    $ 11,944    $188,689
                                          ================================


Note 4.  Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper publishing company operating in Madison, Wisconsin, and interests in two Internet service ventures.

Summarized financial information of the associated companies is as follows:

   Combined Associates                                      1999     1998     1997
   ---------------------------------------------------------------------------------
                                                                (In Thousands)

   ASSETS

Current assets .......................................... $ 30,560 $ 25,867 $ 23,854
Investments and other assets ............................    6,035    5,966    5,700
Property and equipment, net .............................    9,545   10,204    9,730
                                                          --------------------------
                                                          $ 46,140 $ 42,037 $ 39,284
                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ..................................... $ 14,058 $ 14,510 $ 14,792
Long-term debt ..........................................      434      661      435
Stockholders' equity ....................................   31,648   26,866   24,057
                                                          --------------------------
                                                          $ 46,140 $ 42,037 $ 39,284
                                                          ==========================

Revenue ................................................. $ 91,283 $ 85,436 $ 79,677
Income before depreciation, amortization, interest,
   and income taxes .....................................   31,983   29,434   26,895
Operating income ........................................   29,339   26,553   24,732
Net income ..............................................   18,475   16,738   15,517

Receivables from associated companies consist of dividends. Certain information relating to Company investments in these associated companies is as follows:

                                          1999      1998       1997
                                        -----------------------------
                                                (In Thousands)
Share of:
   Stockholders' equity ............    $15,824    $13,433    $12,028
   Undistributed earnings ..........     15,642     13,281     11,568



Note 5.  Debt

The Company has a $50,000,000 unsecured revolving loan agreement with a bank group which expires in 2003. Interest rates float at rates specified in the agreement. There were $6,000,000 of borrowings under this agreement at September 30, 1999.

The Company has long-term obligations, net of current maturities, as follows:

                                                                   September 30,
                                                          -----------------------------
                                                            1999      1998       1997
                                                          -----------------------------
                                                                 (In Thousands)
Insurance companies senior notes payable,
   6.14% to 6.64%, due in varying amounts
   from 2001 to 2013 .................................... $185,000  $185,000   $    - -
Insurance company senior notes payable,
   effective rate of 9.96%, $25,000,000
   due January 1999 .....................................      - -       - -     25,000
Program contracts, noninterest bearing, due
   through 2002 .........................................    2,005     1,028      1,174
                                                          -----------------------------
                                                          $187,005  $186,028   $ 26,174
                                                          =============================

Aggregate maturities during the next five years are $11,620,000, $13,180,000, $11,980,000, $11,640,000, and $36,600,000. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.


Note 6.  Retirement and Compensation Plans

Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $12,000,000 in 1999, $10,400,000 in 1998, and $10,300,000 in 1997.


Note 7.  Common Stock, Class B Common Stock, and Preferred Share Purchase Rights

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

On May 7, 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding Common and Class B Common share (Common Shares) of the Company. The Rights are attached to and automatically trade with the outstanding shares of the Company's Common Shares.

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


Note 8.  Stock Option, Restricted Stock, and Stock Purchase Plans

At September 30, 1999, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or the stock purchase plans. Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                  1999        1998       1997
                                ------------------------------
                                     (Thousands, Except Per
                                         Share Data)
Net income:
   As reported ............     $ 67,973   $ 62,233   $ 64,230
   Pro forma ..............       66,600     60,945     63,180

Earnings per share:
   Basic:
      As reported .........         1.54       1.39       1.38
      Pro forma ...........         1.50       1.36       1.36
   Diluted:
      As reported .........         1.52       1.37       1.36
      Pro forma ...........         1.49       1.34       1.34

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after October 1, 1995.

Stock option and restricted stock plans:

   The Company has reserved 5,292,000 shares of Common Stock for issuance to key employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998, and 1997, respectively: dividend rates of 2.06%, 1.95%, and 2.22%; price volatility of 18.5%, 14.5%, and 16.5%; risk-free interest rates based upon the life of the option ranging from 4.84% to 6.03%, 5.29% to 5.77%, and 5.89% to 6.67%; and expected lives based upon the life of the option ranging from
   1.5 to 8 years.

   A summary of the stock option plan is as follows:

                                                     1999      1998      1997
                                                   --------------------------
                                                        Number of Shares
                                                   --------------------------
                                                         (In Thousands)

Under option, beginning of year ................    1,491     1,509     2,279
   Granted .....................................      185       190       155
   Terminated and canceled .....................      (21)       (5)       (8)
   Exercised ...................................     (397)     (203)     (917)
                                                   --------------------------
Under option, end of year ......................    1,258     1,491     1,509
                                                   ==========================

Options exercisable, end of year ...............      945     1,110     1,192
                                                   ==========================

                                                         Average Price
                                                   --------------------------

Granted during the year ........................   $27.62    $27.18    $22.20
Exercised during the year ......................    15.45     15.88     13.64
Under option, end of year ......................    19.09     17.15     15.82
Weighted-average fair value per
   option of options granted ...................     6.55      6.95      5.71

A further summary of options outstanding as of September 30, 1999 is as follows:

                                Options
                              Outstanding
                              ------------
                               Weighted-                  Options Exercisable
                                Average                -------------------------
                    Number     Remaining    Weighted-    Number     Weighted-
                  Outstanding  Contractual   Average   Exercisable   Average
   Range of          (In          Life      Exercise      (In       Exercise
Exercise Prices   Thousands)   (In Years)    Price     Thousands)     Price
--------------------------------------------------------------------------------

  $11 to $14          287         1.7      $  11.02        287        $11.02
  $15 to $20          498         4.6         17.16        498         17.16
  $20 to $22          111         6.6         21.45         70         21.42
  $25 to $30          345         8.3         27.17         73         27.34
  $31 to $34           17         3.1         32.46         17         32.46
                    -----                                 ----
                    1,258         5.1         19.02        945         16.88
                    =====                                 ====

   Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 1999, 1998, and 1997, the Company granted 39,000, 26,000, and 18,000 shares, respectively, of restricted stock to employees. As of September 30, 1999, 72,000 shares of restricted stock were outstanding.

   At September 30, 1999, 4,034,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan:

   The Company has 1,196,000 additional shares of common stock available for issuance pursuant to an employee stock purchase plan. April 30, 2000 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date which is one year from the date of the grant. The weighted-average fair value per share of purchase rights granted in 1999, 1998, and 1997 computed using the Black-Scholes option-pricing model was $6.34, $6.65, and $5.28, respectively.

   In 1999,  1998,  and 1997 employees  purchased  97,000,  95,000,  and 106,000 shares, respectively, at a per share price of $24.78 in 1999, $20.98 in 1998, and $19.02 in 1997.

Note 9.  Income Tax Matters

Components of income tax expense consist of the following:

                                                            Year Ended September 30,
                                                           -------------------------
                                                            1999     1998     1997
                                                           -------------------------
                                                                (In Thousands)
Paid or payable on currently taxable income:
   Federal ..............................................  $30,633  $29,943  $32,188
   State ................................................    5,652    5,525    6,595
Net increase due to deferred income taxes ...............    2,277    2,431      194
                                                           -------------------------
                                                           $38,562  $37,899  $38,977
                                                           =========================

The total tax provision has been allocated to the following financial statement items:

                                           Year Ended September 30,
                                         ---------------------------
                                           1999      1998      1997
                                         ---------------------------
                                               (In Thousands)

Income from continuing operations ....   $38,562   $37,899   $38,477
Discontinued operations ..............       - -       - -       500
                                         ---------------------------
                                         $38,562   $37,899   $38,977
                                         ===========================

Income tax expense for the years ended September 30, 1999, 1998, and 1997 is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                           % of Pretax Income
                                                        ------------------------
                                                         1999     1998     1997
                                                        ------------------------

Computed "expected" income tax expense ..............    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit ......     3.9      3.9      4.4
Net income of associated companies taxed at dividend
   rates ............................................    (2.7)    (2.6)    (2.4)
Goodwill amortization ...............................     1.6      1.7      1.7
Other ...............................................    (1.6)    (0.2)    (0.7)
                                                        ------------------------
                                                         36.2%    37.8%    38.0%
                                                        ========================

Foreign taxes are not material.

Net deferred tax liabilities consist of the following components as of September 30, 1999, 1998, and 1997:

                                                            1999     1998      1997
                                                           -------------------------
                                                                 (In Thousands)
Deferred tax liabilities:
   Property and equipment ...............................  $ 8,863  $ 8,334  $ 9,409
   Equity in undistributed earnings of affiliates .......    1,267    1,096      903
   Deferred gain on sale of broadcast properties ........    3,308    3,308    3,308
   Identifiable intangible assets .......................   34,163   32,653   32,319
   Other ................................................    2,831    2,981    3,334
                                                           -------------------------
                                                            50,432   48,372   49,273
                                                           -------------------------
Deferred tax assets:
   Accrued compensation .................................    8,309    7,747    7,950
   Receivable allowance .................................    1,060      728    1,976
   Loss carryforwards acquired ..........................    5,588    6,774    7,961
   Capital loss carryforward ............................    7,591    8,121    8,425
   Other ................................................    1,708    1,745    2,135
                                                           -------------------------
                                                            24,256   25,115   28,447
   Less, valuation allowance ............................   13,179   15,325   15,325
                                                           -------------------------
                                                            11,077    9,790   13,122
                                                           -------------------------
                                                           $39,355  $38,582  $36,151
                                                           =========================

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 1999, 1998, and 1997 as follows:

                                        1999      1998       1997
                                     ------------------------------
                                            (In Thousands)

Current assets ...................   $  5,595   $  5,038   $  6,392
Noncurrent liabilities ...........    (44,950)   (43,620)   (42,543)
                                     ------------------------------
                                     $(39,355)  $(38,582)  $(36,151)
                                     ==============================

The Company provided a valuation allowance due to limitations imposed by the tax laws on the Company's ability to realize the benefit of capital loss and net operating loss carryforwards. During the year ended September 30, 1999, $2,146,000 of the valuation allowance was transferred to the tax contingency which is included in income taxes payable with no effect on tax expense. As of September 30, 1999 the Company had a net operating loss carryforward of approximately $14,146,000 which will expire in varying amounts from 2003 to 2010.


Note 11.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary investments, receivables, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments consisting of debt and equity securities in a deferred compensation trust are carried at fair value based upon quoted market prices, a $2,500,000 investment in debt and equity securities in Ad One (a 7.14% interest) is carried at cost which approximates fair market value and $3,818,000 of equity securities, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

                                                        Carrying
                                                         Amount   Fair Value
                                                        --------------------
                                                           (In Thousands)
   September 30:
      1999                                              $204,625   $202,047
      1998                                               219,481    245,784
      1997                                               203,735    204,603


Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                             Year Ended September 30,
                                                            ---------------------------
                                                              1999     1998      1997
                                                            ---------------------------
Numerator:
   Income applicable to common shares:
      Income from continuing operations .................   $67,973   $62,233   $62,745
      Income from discontinued operations ...............       - -       - -     1,485
                                                            ---------------------------
                                                            $67,973   $62,233   $64,230
                                                            ===========================
Denominator:
   Basic-weighted average common shares
      outstanding .......................................    44,273    44,829    46,393
   Dilutive effect of employee stock options ............       588       728       850
                                                            ---------------------------
   Diluted outstanding shares ...........................    44,861    45,557    47,243
                                                            ===========================

Basic earnings per share:
   Income from continuing operations ....................   $  1.54   $  1.39   $  1.35
   Income from discontinued operations ..................       - -       - -       .03
                                                            ---------------------------
              Net income ................................   $  1.54   $  1.39   $  1.38
                                                            ===========================

Diluted earnings per share:
   Income from continuing operations ....................   $  1.52   $  1.37   $  1.33
   Income from discontinued operations ..................       - -       - -       .03
                                                            ---------------------------
              Net income ................................   $  1.52   $  1.37   $  1.36
                                                            ===========================

Note 12.  Line  of Business Information

                                                         Year Ended September 30,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     ------------------------------
                                                            (In Thousands)
Revenue:
   Publishing:
      Wholly-owned properties ....................   $404,608    $382,894   $318,441
      Equity in net income of associated companies      9,238       8,367      7,756
   Broadcasting ..................................    122,487     126,032    120,489
                                                     -------------------------------
              Total revenue ......................   $536,333    $517,293   $446,686
                                                     ===============================

Operating income:
   Publishing ....................................   $113,090    $102,526   $ 96,621
   Broadcasting ..................................     19,371      24,948     22,262
   Corporate .....................................    (15,721)    (14,627)   (14,732)
                                                     -------------------------------
              Total operating income .............   $116,740    $112,847   $104,151
                                                     ===============================

Identifiable assets:
   Publishing ....................................   $449,010    $425,825   $413,834
   Broadcasting ..................................    192,746     190,621    195,567
   Corporate .....................................     37,757      44,139     41,562
                                                     -------------------------------
              Total identifiable assets ..........   $679,513    $660,585   $650,963
                                                     ===============================

Depreciation:
   Publishing ....................................   $ 12,412    $ 11,280   $  9,054
   Broadcasting ..................................      8,143       7,259      7,432
   Corporate .....................................      1,354       1,123        689
                                                     -------------------------------
              Total depreciation .................   $ 21,909    $ 19,662   $ 17,175
                                                     ===============================

Amortization of intangibles:
   Publishing ....................................   $ 13,820    $ 13,688   $  6,902
   Broadcasting ..................................      4,019       4,226      4,227
                                                     -------------------------------
              Total amortization of intangibles ..   $ 17,839    $ 17,914   $ 11,129
                                                     ===============================

Capital expenditures:
   Publishing ....................................   $ 24,197    $ 16,987   $  8,834
   Broadcasting ..................................      7,493       6,825      6,516
   Corporate .....................................        741       2,913        992
                                                     -------------------------------
              Total capital expenditures .........   $ 32,431    $ 26,725   $ 16,342
                                                     ===============================

Note 13.  Other Information

Balance sheet information:

   Program rights and other consist of the following:

                                                             September 30,
                                                       -------------------------
                                                         1999     1998     1997
                                                       -------------------------
                                                            (In Thousands)

Program rights ......................................  $ 9,650  $ 8,140  $ 7,020
Deferred income taxes ...............................    5,595    5,038    6,392
Other ...............................................    4,577    3,714    4,279
                                                       -------------------------
                                                       $19,822  $16,892  $17,691
                                                       =========================

   Intangibles consist of the following:

                                                                    September 30,
                                                           ----------------------------
                                                             1999      1998      1997
                                                           ----------------------------
                                                                 (In Thousands)

Goodwill ................................................  $345,937  $332,821  $325,758
Less accumulated amortization ...........................    71,503    63,584    55,303
                                                           ----------------------------
                                                            274,434   269,237   270,455
                                                           ----------------------------

Noncompete covenants and consulting
   agreements ...........................................    28,023    28,213    26,314
Less accumulated amortization ...........................    25,497    23,522    21,201
                                                           ----------------------------
                                                              2,526     4,691     5,113
                                                           ----------------------------

Customer lists, broadcasting licenses and
   agreements, and newspaper subscriber lists ...........   159,805   157,011   154,444
Less accumulated amortization ...........................    40,373    32,828    25,531
                                                           ----------------------------
                                                            119,432   124,183   128,913
                                                           ----------------------------
                                                           $396,392  $398,111  $404,481
                                                           ============================

   Compensation and other accruals consist of the following:

                                                      September 30,
                                                -------------------------
                                                  1999     1998    1997
                                                -------------------------
                                                     (In Thousands)

Compensation ............................       $11,214  $12,092  $12,029
Vacation pay ............................         5,402    4,384    4,080
Retirement and stock purchase plans .....         5,324    5,005    4,708
Interest ................................             9      519    1,639
Other ...................................         4,602    4,966    4,868
                                                -------------------------
                                                $26,551  $26,966  $27,324
                                                =========================

   Cash flows information:

                                                   Year Ended September 30,
                                                 ----------------------------
                                                  1999       1998       1997
                                                 ----------------------------
                                                       (In Thousands)

Cash payments for:
   Interest, net of capitalized interest
      1999 $703; 1998 $169 ...................   $13,373   $ 15,731   $ 8,111
                                                 ============================

   Income taxes ..............................   $39,528   $ 33,747   $40,767
                                                 ============================

Program rights were acquired by issuing
   long-term contracts as follows ............   $12,417   $  9,017   $ 7,300
                                                 ============================

Issuance of restricted common stock, net .....   $ 1,006   $    682   $   244
                                                 ============================

Accounts payable for stock acquired ..........   $   317   $(10,926)  $10,926
                                                 ============================

Proceeds from sale of businesses,
   net of selling costs ......................   $   492   $    - -   $55,914
   Less cash retained ........................       - -        - -    (1,119)
                                                 ----------------------------
              Proceeds from sale of businesses   $   492   $    - -   $54,795
                                                 ============================

Note received in connection with sale of
   businesses ................................   $   525   $    - -   $   - -
                                                 ============================

Note 14.  Subsequent Event

On October 1, 1999 the Company sold substantially all the assets used in, and liabilities related to, the publication, marketing and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa in exchange for $9,300,000 of cash and a daily newspaper and specialty publications in Beatrice, Nebraska. In addition in November 1999 the Company received $1,700,000 in cancellation of its local marketing agreement for KASY-TV in Albuquerque, New Mexico. The gain, net of closing costs, will be approximately $19,500,000.

                               SUPPLEMENTARY DATA
                          QUARTERLY RESULTS (UNAUDITED)

                                                4th        3rd        2nd         1st
                                              -----------------------------------------
                                                (In Thousands Except Per Share Data)
1999 Quarter:
   Operating revenue ......................   $134,823   $135,787   $123,596   $142,127
                                              =========================================

              Net income ..................   $ 16,922   $ 19,444   $ 11,968   $ 19,639
                                              =========================================

   Earnings per share:
      Basic ...............................   $    .38   $    .44   $    .27   $    .44
                                              =========================================
      Diluted .............................   $    .38   $    .43   $    .27   $    .44
                                              =========================================

1998 Quarter:
   Operating revenue ......................   $129,596   $135,093   $121,345   $131,259
                                              =========================================

              Net income ..................   $ 14,947   $ 18,091   $ 12,611   $ 16,584
                                              =========================================

   Earnings per share:
      Basic ...............................   $    .34   $    .41   $    .28   $    .37
                                              =========================================
      Diluted .............................   $    .33   $    .40   $    .28   $    .36
                                              =========================================

1997 Quarter:
   Operating revenue ......................   $112,538   $112,693   $101,787   $119,668
                                              =========================================

   Income from continuing operations ......   $ 14,638   $ 17,759   $ 11,240   $ 19,108
   Income from discontinued
      operations ..........................        - -        485      1,000        - -
                                              -----------------------------------------
              Net income ..................   $ 14,638   $ 18,244   $ 12,240   $ 19,108
                                              =========================================

   Earnings per share:
      Basic:
        Income from continuing operations .   $    .32   $    .38   $    .24   $    .41
        Income from discontinued operations        - -        .01        .02        - -
                                              -----------------------------------------
              Net income ..................   $    .32   $    .39   $    .26   $    .41
                                              =========================================

      Diluted:
        Income from continuing operations .   $    .31   $    .38   $    .24   $    .40
        Income from discontinued operations        - -        .01        .02        - -
                                              -----------------------------------------
              Net income ..................   $    .31   $    .39   $    .26   $    .40
                                              =========================================

Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure

              Not applicable.


                                    PART III

The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 1999.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

                                                                     Page Number
                                                                     -----------
(a)  1.  Financial Statements

         Independent Auditor's Report

         Financial Statements

            Consolidated balance sheets as of
               September 30, 1999, 1998, and 1997
            Consolidated statements of income years ended
               September 30, 1999, 1998, and 1997
            Consolidated statements of stockholders' equity
               years ended September 30, 1999, 1998, and 1997
            Consolidated statements of cash flows years ended
               September 30, 1999, 1998, and 1997
            Notes to consolidated financial statements

(a)  2.  Financial statements schedule

         Schedule

            II - Valuation and qualifying accounts years ended
                   September 30, 1999, 1998, and 1997

            All  other  schedules  have  been  omitted  as  not  required,   not
            applicable, not deemed material or because the information is included in the Notes to Financial Statements.

  (a) Exhibits (listed by numbers corresponding to the 3. Exhibit Table of Item 601 in Regulation S-K).

         21 Subsidiaries
         23 Consent of McGladrey & Pullen, LLP
         24 Power of Attorney
         27 Financial Data Schedule

 (b) The following reports on Form 8-K were filed for the three months ended September 30, 1999.
         None


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

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa


We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1999, 1998, and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 1999, 1998, and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

In our opinion, Schedule II included in this Annual Report on Form 10-K for the year ended September 30, 1999, present fairly the information set forth therein, in conformity with generally accepted accounting principles.





/s/ McGladrey & Pullen, LLP

Davenport, Iowa
November 5, 1999

                          LEE ENTERPRISES, INCORPORATED
                          AND WHOLLY-OWNED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                             Column A    Column B    Column C   Column D    Column E
                                                                   (1)
                             Balance at  Additions   Charged    Deduction   Balance
                             Beginning    Charged    to Other     from       at Close
          Description        of Period   to Income   Accounts    Reserves   of Period
-------------------------------------------------------------------------------------
Allowance for doubtful
   accounts:
   For the year ended
      September 30, 1999 ....  $4,110     $3,776      $  - -     $3,426      $4,460

   For the year ended
      September 30, 1998 ....   4,600      3,486         - -      3,976       4,110

   For the year ended
      September 30, 1997 ....   4,000      2,934         428 (2)  2,762       4,600


(1) Represents accounts written off as uncollectible, net of recoveries which are immaterial.

(2)  Balance upon acquisition of 100% of The Pacific Northwest Group.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1999                   LEE ENTERPRISES, INCORPORATED
      --------------------------

/s/ Richard D. Gottlieb                   /s/ Larry L. Bloom
---------------------------------------   --------------------------------------
Richard D. Gottlieb,                      Larry L. Bloom,
President, Chief Executive Officer, and   Senior Vice-President of Finance,
Director                                  Treasurer and Chief Financial
                                          Officer

                                          /s/ G.C. Wahlig
                                          --------------------------------------
                                          G. C. Wahlig,
                                          Vice President of Finance and Chief
                                          Accounting Officer

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and Larry L. Bloom, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 1999 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

            Signature                                   Date

/s/ Rance E. Crain
---------------------------------------
Rance E. Crain, Director                          November 16, 1999

/s/ J. P. Guerin
---------------------------------------
J. P. Guerin, Director                            November 16, 1999

/s/ Mary E. Junck
---------------------------------------
Mary E. Junck, Director                           November 16, 1999

/s/ William E. Mayer
---------------------------------------
William E. Mayer, Director                        November 16, 1999

/s/ Andrew E. Newman
---------------------------------------
Andrew E. Newman, Director                        November 16, 1999

/s/ Gordon Prichett
---------------------------------------
Gordon Prichett   , Director                      November 16, 1999


/s/ Charles E. Rickershauser, Jr.
---------------------------------------
Charles E. Rickershauser, Jr., Director           November 16, 1999

/s/ Ronald L. Rickman
---------------------------------------
Ronald L. Rickman, Director                       November 16, 1999

/s/ Lloyd G. Schermer
----------------------------------------
Lloyd G. Schermer, Chairman of the Board
  and Director                                    November 16, 1999

/s/ Phyllis Sewell
----------------------------------------
Phyllis Sewell, Director                          November 16, 1999

/s/ Mark Vittert
----------------------------------------
Mark Vittert, Director                            November 16, 1999