Form 10-Q
period 1999-12-31
LEE ENTERPRISES INC
filed 2000-02-03
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]           Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For Quarter Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                               Outstanding At December 31, 1999
--------------------------------------------------------------------------------
Common Stock, $2.00 par value                                33,256,790
Class "B" Common Stock, $2.00 par value                      10,938,182

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

Consolidated Statements of Income
(In Thousands, Except Per Share Data)

                                                                1999        1998
--------------------------------------------------------------------------------
Three Months Ended December 31: ..................         (Unaudited)
   Operating revenue:
      Publishing:
        Advertising ..............................       $ 70,133    $ 69,375
        Circulation ..............................         20,212      20,965
        Other ....................................         16,052      13,955
      Broadcasting ...............................         33,998      35,590
      Equity in net income of associated companies          2,261       2,242
                                                         --------------------
                                                          142,656     142,127
                                                         --------------------

   Operating expenses:
      Compensation costs .........................         52,855      51,303
      Newsprint and ink ..........................          9,013      10,828
      Depreciation ...............................          5,467       5,085
      Amortization of intangibles ................          4,724       4,403
      Other ......................................         37,169      35,708
                                                         --------------------
                                                          109,228     107,327
                                                         --------------------

              Operating income ...................         33,428      34,800
                                                         --------------------

   Nonoperating (income) expense, net
      Financial (income) .........................         (1,054)     (1,216)
      Financial expense ..........................          3,385       4,266
      Gain on sale of properties .................        (18,249)        - -
                                                         --------------------
                                                          (15,918)      3,050
                                                         --------------------

              Income before taxes on income ......         49,346      31,750
   Income taxes ..................................         18,802      12,111
                                                         --------------------
              Net income .........................       $ 30,544    $ 19,639
                                                         ====================

   Average outstanding shares:
      Basic ......................................         44,165      44,268
                                                         ====================
      Diluted ....................................         44,630      44,843
                                                         ====================

   Earnings per share:
      Basic ......................................       $   0.69    $   0.44
                                                         ====================
      Diluted ....................................       $   0.68    $   0.44
                                                         ====================

   Dividends per share ...........................       $   0.16    $   0.15
                                                         ====================

LEE ENTERPRISES, INCORPORATED

Condensed Consolidated Balance Sheets
(In Thousands)
                                                     December 31,  September 30,
ASSETS                                                   1999           1999
--------------------------------------------------------------------------------
                                                            (Unaudited)

Cash and cash equivalents ........................     $  34,139    $  10,536
Accounts receivable, net .........................        72,733       68,560
Newsprint inventory ..............................         3,488        3,625
Program rights and other .........................        15,059       19,822
                                                       ----------------------
              Total current assets ...............       125,419      102,543

Investments ......................................        32,848       32,145
Property and equipment, net ......................       143,696      139,203
Intangibles and other assets .....................       408,738      405,622
                                                       ----------------------
                                                       $ 710,701    $ 679,513
                                                       ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current liabilities ..............................     $  87,577    $  79,448
Long-term debt, less current maturities ..........       186,154      187,005
Deferred items ...................................        62,596       58,731
Stockholders' equity .............................       374,374      354,329
                                                       ----------------------
                                                       $ 710,701    $ 679,513
                                                       ======================

LEE ENTERPRISES, INCORPORATED

Condensed Consolidated Statements of Cash Flows
(In Thousands)

Three Months Ended December 31:                             1999         1998
--------------------------------------------------------------------------------
                                                                     (Unaudited)
Cash Provided by Operations:
   Net income .....................................     $ 30,544     $ 19,639
   Adjustments to reconcile net income to net cash
      provided by operations:
      Depreciation and amortization ...............       10,191        9,488
      Gain on sale of properties ..................      (18,249)         - -
      Distributions in excess of current earnings
        of associated companies ...................        1,786        1,758
      Other balance sheet changes .................       12,750        2,975
                                                       ----------------------
              Net cash provided by operations .....       37,022       33,860
                                                       ----------------------

Cash (Required for) Investing Activities:
   Purchase of property and equipment .............       (8,981)      (8,870)
   Acquisitions ...................................       (3,329)         - -
   Proceeds from sale of assets ...................        8,585          - -
   Other ..........................................          (33)         (42)
                                                       ----------------------
              Net cash (required for) investing
                      activities ..................       (3,758)      (8,912)
                                                       ----------------------
Cash (Required for) Financing Activities:
   Purchase of Lee Common Stock ...................       (3,922)      (2,126)
   Payments on short-term notes payable, net ......       (6,000)         - -
   Other ..........................................          261          125
                                                       ----------------------
              Net cash (required for) financing
                      activities ..................       (9,661)      (2,001)
                                                       ----------------------
              Net increase in cash and cash
                      equivalents .................       23,603       22,947

Cash and cash equivalents:
   Beginning .......................................      10,536       16,941
                                                       ----------------------
   Ending ..........................................    $ 34,139     $ 39,888
                                                       ======================

LEE ENTERPRISES, INCORPORATED

Notes to Unaudited Condensed Consolidated Financial Information

--------------------------------------------------------------------------------



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and 1998.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                           1999         1998
                                                        ------------------------
                                                                  (In Thousands)
                                                                     (Unaudited)

Revenues .........................................      $ 24,428     $ 23,591
Operating expenses, except depreciation and
          amortization ...........................        16,502       15,627
Income before depreciation and amortization,
          interest, and taxes ....................         7,926        7,964
Depreciation and amortization ....................           722          793
Operating income .................................         7,204        7,171
Financial income .................................           397          323
Income before income taxes .......................         7,601        7,494
Income taxes .....................................         3,080        3,032
Net income .......................................         4,521        4,462



Note 3.  Cash Flows Information

The components of other balance sheet changes are:

                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                           1999         1998
                                                        ------------------------
                                                                  (In Thousands)
                                                                     (Unaudited)

(Increase) in receivables .........................     $ (6,211)    $ (7,960)
Decrease in inventories, film rights and other ....        1,907        1,746
(Decrease) in accounts payable, accrued expenses
     and unearned income ..........................       (3,043)      (1,798)
Increase in income taxes payable ..................       13,552       10,800
Other .............................................        6,545          187
                                                        ---------------------
                                                        $ 12,750     $  2,975
                                                        =====================

Note 4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                            1999         1998
                                                        ------------------------
                                                                     (Unaudited)
                                                            (In Thousands)
Numerator, income applicable to common
   shares, net income ............................      $ 30,544     $ 19,639
                                                        ========================

Denominator:
   Basic, weighted average common shares
      outstanding ................................        44,165       44,268
   Dilutive effect of employee stock options .....           465          575
                                                        ------------------------
              Diluted outstanding shares .........        44,630       44,843
                                                        ========================

Earnings per share:
   Basic .........................................      $   0.69     $   0.44
   Diluted .......................................          0.68         0.44


Note 5.  Sale of Assets

On October 1, 1999 the Company sold substantially all the assets used in, and liabilities related to, the publication, marketing, and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa in exchange for $9,300,000 of cash and a daily newspaper and specialty publications in Beatrice, Nebraska.


Note 6.  Reclassification

Certain expenses on the statement of income for the quarter ended December 31, 1998 have been reclassified with no effect on net income or earnings per share, to be consistent with the classifications adopted for the quarter ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations by line of business are as follows:

                                    Three Months Ended December 31,   Percent
                                    -------------------------------   Increase
                                          1999         1998          (Decrease)
                                    --------------------------------------------
                                             (Unaudited)
                                        (Dollars In Thousands)
Revenue:
   Publishing ................        $ 108,687     $ 106,537            2.0%
   Broadcasting ..............           33,969        35,590           (4.6)
                                      -----------------------
                                      $ 142,656     $ 142,127            0.4%
                                      =======================

Income before depreciation and
  amortization, interest,
  and taxes (EBITDA): *
   Publishing ................        $  37,536     $  35,720            5.1%
   Broadcasting ..............           10,050        12,528          (19.8)
   Corporate .................           (3,967)      (3,960)           (0.2)
                                      -----------------------
                                      $  43,619     $  44,288           (1.5)%
                                      =======================

Operating income:
   Publishing ................        $  30,633     $  29,277            4.6%
   Broadcasting ..............            7,071         9,807          (27.9)
   Corporate and other .......           (4,276)       (4,284)           1.9
                                      -----------------------
                                      $  33,428     $  34,800           (3.9)%
                                      =======================

Capital expenditures:
   Publishing ................        $   7,325     $   5,593
   Broadcasting ..............            1,187         2,895
   Corporate .................              469           382
                                      -----------------------
                                      $   8,981     $   8,870
                                      =======================

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

PUBLISHING

Exclusive of acquisitions and dispositions, publishing advertising revenue increased $617,000, .9%. Advertising revenue from local merchants decreased $(816,000), (2.0%). Local "run-of-press" advertising decreased $(1,136,000), (3.8)%, as a result of decreased spending and a shift to preprint advertising by large retailers. Local preprint revenue increased $320,000, 2.9%. Classified advertising revenue increased $1,021,000, 4.7%, as a result of a 9.6% increase in advertising inches primarily in employment and automotive categories, offset by lower average rates. Circulation revenue decreased $(400,000), (2.0%) as a result of a decrease in units.

Other revenue consists of revenue from commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:
                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                            1999         1998
                                                        ------------------------
                                                                     (Unaudited)
                                                                  (In Thousands)

Commercial printing ..............................       $ 5,657      $ 6,215
New revenue * ....................................         7,140        5,187
Editorial service contracts ......................         2,296        2,197
Acquisitions and dispositions since October 1, 1998          959          356
                                                         --------------------
                                                         $16,052      $13,955
                                                         ====================

* Includes internet/online, niche publications, books and other events and promotions.

The following table sets forth the percentage of revenue of certain items in the publishing segment.

                                                           Three Months Ended
                                                              December 31,
                                                            1999         1998
                                                        ------------------------

Revenue ..........................................         100.0%       100.0%
                                                           -------------------

Compensation costs ...............................          34.4         33.9
Newsprint and ink ................................           8.3         10.2
Other operating expenses .........................          22.8         22.4
                                                           -------------------
                                                            65.5         66.5
                                                           -------------------

Income before depreciation, amortization, interest
     and taxes ...................................          34.5         33.5
Depreciation and amortization ....................           6.4          6.0
                                                           -------------------
Operating margin wholly-owned properties .........          28.1%        27.5%
                                                           ===================


Exclusive of the effects of acquisitions and dispositions, costs other than depreciation and amortization increased $209,000, .3%. Compensation expense increased $1,038,000, 3.0%, due primarily to an increase in the average compensation rate and unfavorable medical plan experience. Newsprint and ink costs decreased $(2,059,000), (19.4)%, due to lower prices and reduced consumption. Other operating costs exclusive of depreciation and amortization increased $1,230,000, 5.4% due to higher technology and promotion costs.

BROADCASTING

Revenue for the quarter includes a $1,700,000 local marketing agreement (LMA) contract termination payment. Exclusive of that disposition, revenue for the quarter decreased $(2,887,000), (8.3)%, as political advertising decreased $(4,886,000), while local/regional/national increased $2,269,000 due to better inventory management and pricing. Production revenue and revenues from other services were essentially flat. Network compensation decreased by $(511,000).

The following table sets forth the percentage of revenue of certain items in the broadcasting segment.

                                                           Three Months Ended
                                                              December 31,
                                                        ------------------------
                                                            1999         1998
                                                        ------------------------

Revenue ..........................................         100.0%       100.0%
                                                           ------------------

Compensation costs ...............................          38.8         37.1
Programming costs ................................           9.7          6.7
Other operating expenses .........................          21.9         21.0
                                                           ------------------
                                                            70.4         64.8
                                                           ------------------

Income before depreciation, amortization, interest
     and taxes ...................................          29.6         35.2
Depreciation and amortization ....................           8.8          7.6
                                                           ------------------
Operating margin wholly-owned properties .........          20.8%        27.6%
                                                           ==================

Exclusive of the disposition, compensation costs increased $46,000, .4%. Programming costs for the quarter increased $426,000, 19.5%, due to increased costs of programming. Other operating expenses, exclusive of depreciation and amortization, increased $138,000, 1.9% primarily due to an increase in bad debts and outside services offset by a reduction in sales and audience promotion expenses.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation agreements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $572,000 and $707,000 in 1999 and 1998, respectively, as a result of these arrangements. Exclusive of the effects of the deferred compensation agreements, financial expense decreased by $746,000 due to reduced debt levels.

On October 1, 1999 the Company exchanged four properties in Iowa and Illinois for a property in Nebraska and $9,300,000 in cash resulting in a $18,249,000 gain. Exclusive of this gain, diluted earnings per share were $.44.

Income taxes were 38.1% of pre-tax income for the quarters ended December 31, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, was $37,022,000 for the quarter. Available cash balances, cash flow from operations and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreements are not considered restrictive to operations and anticipated stockholder dividends.

YEAR 2000

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. The Company has not experienced any significant Year 2000 issues to date. The company believes that February 29, 2000 is the remaining potentially significant date on which Year 2000 issues could arise due to the way the leap year occurs.

The Company will continue to monitor material vendors and suppliers whose uninterrupted delivery of product or service is material to the production or distribution of our print and broadcast products. Material vendors and suppliers include electric utilities, telecommunications, news and content providers, television networks, other television programming suppliers, the U.S. Postal Service, and financial institutions.

The Company could be faced with severe consequences if Year 2000 issues arise and are not resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to produce/distribute newspapers or broadcast television programming due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is prepared to devote the resources needed to address any remaining Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company has contingency plans in case business interruptions do occur.


SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This report contains certain information which may be deemed forward-looking that is based largely on the Company's current expectations and is subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and ratings of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K. The company does not undertake to publically update or revise its forward-looking statements.

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


LEE ENTERPRISES, INCORPORATED


/s/ G.C. Wahlig                            Date  February 1, 2000
-------------------------------------          -------------------
G.C. Wahlig, Chief Accounting Officer