Form 10-Q
period 2000-03-31
LEE ENTERPRISES INC
filed 2000-05-15
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[ x ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended March 31, 2000
                                       OR
[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class                              Outstanding at March 31, 2000
---------------------------------------            -----------------------------

Common stock, $2.00 par value                                33,298,232
Class "B" Common Stock, $2.00 par value                      10,845,006

                          PART I. FINANCIAL INFORMATION
Item. 1.
                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                                    Three Months Ended      Six Months Ended
                                                         March 31,              March 31,
                                                   --------------------------------------------
                                                      2000       1999        2000       1999
                                                   --------------------------------------------
                                                                   (Unaudited)
Operating revenue:
   Advertising .................................   $ 62,040    $ 59,812    $132,173    $129,187
   Circulation .................................     19,972      20,661      40,184      41,626
   Other .......................................     17,003      14,315      33,055      28,270
   Equity in net income of associated companies       1,958       1,736       4,248       3,978
                                                   --------------------------------------------
                                                    100,973      96,524     209,660     203,061
                                                   --------------------------------------------
Operating expenses:
   Compensation costs ..........................     38,328      36,103      78,009      74,187
   Newsprint and ink ...........................      8,997       9,107      18,010      19,935
   Depreciation ................................      3,577       3,370       7,053       6,712
   Amortization of intangibles .................      3,734       3,464       7,470       6,889
   Other .......................................     25,307      24,173      51,731      50,038
                                                   --------------------------------------------
                                                     79,943      76,217     162,273     157,761
                                                   --------------------------------------------

          Operating income .....................     21,030      20,307      47,387      45,300
                                                   --------------------------------------------
Nonoperating (income) expenses, net
   Financial (income) ..........................       (609)       (235)     (1,663)     (1,451)
   Financial expense ...........................      2,758       2,986       6,143       7,252
   Other, primarily (gain) on sale of properties        218         - -     (18,031)        - -
                                                   --------------------------------------------
                                                      2,367       2,751     (13,551)      5,801
                                                   --------------------------------------------

          Income  from continuing operations
          before taxes on income ...............     18,663      17,556      60,938      39,499
Income taxes ...................................      6,926       6,549      22,805      14,670
                                                   --------------------------------------------
          Income from continuing operations ....     11,737      11,007      38,133      24,829
                                                   --------------------------------------------
Discontinued operations:
   Income from discontinued operations,
      net of income tax effect .................        590         961       4,738       6,778
   Gain on disposal of operations, net of
      income tax effect ........................      1,274         - -       1,274         - -
                                                   --------------------------------------------
                                                      1,864         961       6,012       6,778
                                                   --------------------------------------------
          Net income ...........................   $ 13,601    $ 11,968    $ 44,145    $ 31,607
                                                   ============================================

Average outstanding shares:
   Basic .......................................     44,098      44,246      44,132      44,257
   Diluted .....................................     44,423      44,859      44,527      44,851

Earnings per share:
   Basic:
      Income from continuing operations ........  $    0.27    $   0.25    $   0.86    $   0.56
      Income from discontinued operations ......       0.04        0.02        0.14        0.15
                                                  ---------------------------------------------
        Net income .............................  $    0.31    $   0.27    $   1.00    $   0.71
                                                  =============================================

   Diluted:
      Income from continuing operations ........  $    0.27    $   0.25    $   0.85    $   0.55
      Income from discontinued operations ......       0.04        0.02        0.14        0.15
                                                  ---------------------------------------------
        Net income .............................  $    0.31    $   0.27    $   0.99    $   0.70
                                                  =============================================

Dividends per share ............................  $    0.16    $   0.15    $   0.32    $   0.30
                                                  =============================================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                                        March 31, September 30,
ASSETS                                                                                    2000        1999
---------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and cash equivalents ............................................................  $ 38,836    $ 10,536
Accounts receivable, net .............................................................    37,979      68,560
Newsprint inventory ..................................................................     2,383       3,625
Other ................................................................................     8,856      19,822
Net assets of discontinued operations ................................................   170,179         - -
                                                                                        --------------------
          Total current assets .......................................................   258,233     102,543

Investments ..........................................................................    33,183      32,145
Property and equipment, net ..........................................................   118,299     139,203
Intangibles and other assets .........................................................   283,208     405,622
                                                                                        --------------------
                                                                                        $692,923    $679,513
                                                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ..................................................................  $ 65,920    $ 79,448
Long-term debt, less current maturities ..............................................   185,000     187,005
Deferred items .......................................................................    62,799      58,731
Stockholders' equity .................................................................   379,204     354,329
                                                                                        --------------------
                                                                                        $692,923    $679,513
                                                                                        ====================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                       2000       1999
----------------------------------------------------------------------------------------
                                                                        (Unaudited)
Six Months Ended March 31:
   Cash Provided by Operating Activities:
      Net income ..................................................  $ 44,145   $ 31,607
      Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization .............................    20,537     19,150
        Gain on sale of properties ................................   (18,439)       - -
        Distributions in excess of earnings of associated companies     1,184      1,650
        Other balance sheet changes ...............................    17,536     (1,151)
                                                                     -------------------
          Net cash provided by operating activities ...............    64,963     51,256
                                                                     -------------------

   Cash (Required for) Investing Activities:
      Purchase of property and equipment ..........................   (18,359)   (16,301)
      Acquisitions ................................................    (8,075)    (2,147)
      Proceeds from sale of assets ................................     8,775        - -
      Other .......................................................       (42)      (127)
                                                                     -------------------
          Net cash (required for) investing activities ............   (17,701)   (18,575)
                                                                     -------------------

   Cash Provided by (Required for) Financing Activities:
      Purchase of common stock ....................................    (6,214)    (2,265)
      Cash dividends paid .........................................    (7,071)    (6,654)
      Principal payments on long-term debt ........................       - -    (25,000)
      Principal payments on short-term notes payable, net .........    (6,000)       - -
      Other .......................................................       323        156
                                                                     -------------------
          Net cash (required for) financing activities ............   (18,962)   (33,763)
                                                                     -------------------

          Net increase (decrease) in cash and cash equivalents ....    28,300     (1,082)

   Cash and cash equivalents:
      Beginning ...................................................    10,536     16,941
                                                                     -------------------
      Ending ......................................................  $ 38,836   $ 15,859
                                                                     ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION


--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 2000 and the results of operations for the three- and six-month periods ended March 31, 2000 and 1999 and cash flows for the six-month periods ended March 31, 2000 and 1999.


Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows (dollars in thousands):

                                                  Three               Six
                                              Months Ended        Months Ended
                                                 March 31,          March 31,
                                              ----------------  ----------------
                                                2000     1999     2000     1999
                                              ----------------  ----------------

Revenues ...................................  $23,825  $21,660  $48,097  $45,250
Operating expenses, except
   depreciation and amortization ...........   17,213   15,487   33,503   31,114
Income before depreciation and amortization,
   interest, and taxes .....................    6,612    6,173   14,594   14,136
Depreciation and amortization ..............      720      756    1,441    1,549
Operating income ...........................    5,892    5,417   13,153   12,587
Financial income ...........................      638      363    1,035      686
Income before income taxes .................    6,530    5,780   14,188   13,273
Income taxes ...............................    2,613    2,285    5,692    5,316
Net income .................................    3,917    3,495    8,496    7,957


Note 3.  Cash  Flows  Information

The components of other balance sheet changes are:

                                                          Six Months Ended
                                                              March 31,
                                                          -----------------
                                                           2000      1999
                                                          -----------------
                                                            (In Thousands)

Decrease in receivables ................................  $ 5,104   $   244
Decrease in inventories and other ......................    2,201     1,347
(Decrease) in accounts payable, accrued expenses and
   unearned income .....................................     (911)   (3,556)
Increase in income taxes payable .......................    2,594       163
Other, primarily deferred items ........................    8,548       651
                                                          -----------------
                                                          $17,536   $(1,151)
                                                          =================

Note 4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                            Three Months           Six Months
                                                           Ended March 31,       Ended March 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000      1999
                                                          -------------------   -------------------
Numerator:
   Income applicable to common shares:
     Income from continuing operations ................   $ 11,737   $ 11,007   $ 38,133   $ 24,829
     Income from discontinued operations ..............      1,864        961      6,012      6,778
                                                          -----------------------------------------
                                                          $ 13,601   $ 11,968   $ 44,145   $ 31,607
                                                          =========================================

Denominator:
   Basic-weighted average common shares
     outstanding ......................................     44,098     44,246     44,132     44,257
   Dilutive effect of employee stock options ..........        325        613        395        594
                                                          -----------------------------------------
       Diluted outstanding shares .....................     44,423     44,859     44,527     44,851
                                                          =========================================

Basic earnings per share:
   Income from continuing operations ..................       0.27       0.25       0.86       0.56
   Income from discontinued operations ................       0.04       0.02       0.14       0.15
                                                          -----------------------------------------
       Net income .....................................       0.31       0.27       1.00       0.71
                                                          =========================================

Diluted earnings per share:
   Income from continuing operations ..................       0.27       0.25       0.85       0.55
   Income from discontinued operations ................       0.04       0.02       0.14       0.15
                                                          -----------------------------------------
       Net income .....................................       0.31       0.27       0.99       0.70
                                                          =========================================

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


Note 6.  Reclassification

Certain items on the statement of income for the quarter ended and six-month period ended March 31, 1999 have been reclassified with no effect on net income or earnings per share, to be consistent with the classifications adopted for the quarter and six-month periods ended March 31, 2000.


Note 7.  Discontinued operations

On March 1, 2000, the Company decided to discontinue the operations of the Broadcast division. On May 7, 2000 the Company entered into an agreement to sell certain of their broadcasting properties, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation. The purchase price is approximately $562,500,000. The sale is subject to various conditions, including Hart-Scott-Rodino clearance and approval by the Federal Communications Commission, and other customary contingencies for a transaction of this nature. The sale is anticipated to be completed later this year.

The income from discontinued operations consist of the following:

                                                   Three             Six
                                                Months Ended      Months Ended
                                                --------------  ----------------
                                                  March 31,        March 31,
                                                --------------  ----------------
                                                 2000    1999    2000     1999
                                                --------------------------------
Income from discontinued operations
   through March 1, 2000 ....................   $1,147  $1,846  $ 8,218  $11,653
Income from measurement date to
   March 31, 2000 ...........................    2,178     - -    2,178      - -
                                                --------------------------------
                                                 3,325   1,846   10,396   11,653
Income taxes ................................    1,461     885    4,384    4,875
                                                --------------------------------
                                                $1,864  $  961  $ 6,012  $ 6,778
                                                ================================

At March 31, 2000, the assets and liabilities of the Broadcast division consisted of the following:

Assets:
   Accounts receivable, net .................................           $ 23,611
   Program rights and other .................................              4,799
   Property and equipment, net ..............................             30,498
   Intangibles and other assets .............................            122,719
                                                                        --------
                                                                         181,627
                                                                        --------
Liabilities:
   Current liabilities ......................................             10,457
   Deferred items ...........................................                991
                                                                        --------
                                                                          11,448
                                                                        --------
Net assets of discontinued operations .......................           $170,179
                                                                        ========

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Selected operations information is as follows (dollars in thousands, except per share data):

                                       Three Months                 Six Months
                                          Ended                       Ended
                                         March 31,                   March 31,
                                      ---------------- Percent   ---------------- Percent
                                        2000    1999  Increase     2000    1999  Increase
                                      -------------------------  ------------------------
Income from continuing
   operations before depreciation
   and amortization, interest and
   taxes (EBITDA): *
   Publishing locations ...........   $31,443  $30,474   3.2%    $68,979  $66,194    4.2%
   Corporate ......................    (3,102)  (3,333)  6.9      (7,069)  (7,293)   3.1
                                      ---------------------------------------------------
                                      $28,341  $27,141   4.4%    $61,910  $58,901    5.1%
                                      ===================================================

Operating income:
   Publishing locations ...........   $24,462  $24,025   1.8%  $55,095  $53,302    3.4%
   Corporate ......................    (3,432)  (3,718)  8.3    (7,708)  (8,002)   3.7
                                      -------------------------------------------------
                                      $21,030  $20,307   3.6%  $47,387  $45,300    4.6%
                                      =================================================

Capital expenditures:
   Publishing locations ...........   $ 8,275  $ 5,184         $15,600  $10,777
   Broadcasting ...................       784    2,247           1,971    5,142
   Corporate ......................       319      - -             788      382
                                      ----------------         ----------------
                                      $ 9,378  $ 7,431         $18,359  $16,301
                                      ================         ================

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

QUARTER ENDED MARCH 31, 2000

PUBLISHING

Exclusive of acquisitions and dispositions, publishing advertising revenue increased $2,000,000, 3.4%. Advertising revenue from local merchants increased $116,000, .4%, as a result of a late Easter. Local "run-of-press" advertising decreased $(76,000), (.3%). Local preprint revenue increased $191,000, 2.3%. Classified advertising revenue increased $1,491,000, 7.0%, primarily in the employment and automotive categories. Circulation revenue decreased $(313,000), (1.6%), as a result of a decrease in units.

Other revenue consists of revenue from commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:
                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                              2000       1999
                                                             -----------------
                                                              (In Thousands)

Commercial printing ......................................   $ 5,630   $ 5,690
New revenue* .............................................     7,360     5,913
Editorial service contracts ..............................     2,572     2,396
Acquisitions and dispositions since September 31, 1998 ...     1,441       316
                                                             -----------------
                                                             $17,003   $14,315
                                                             =================

* Includes internet/online, niche publications, books, and other events and promotions.

The following table sets forth the percentage of revenue of certain items in the publishing operations.

                                                                     Three
                                                                  Months Ended
                                                                    March 31,
                                                                 ---------------
                                                                  2000     1999
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    36.1     35.9
Newsprint and ink ............................................     8.9      9.4
Other operating expenses .....................................    23.8     23.1
                                                                 ---------------
                                                                  68.8     68.4
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    31.2     31.6
Depreciation and amortization ................................     6.9      6.7
                                                                 ---------------
Operating margin wholly-owned properties .....................    24.3%    24.9%
                                                                 ===============


QUARTER ENDED MARCH 31, 2000

Exclusive of the effects of acquisitions and dispositions, costs other than depreciation and amortization increased $2,788,000, 4.4%. Compensation expense increased $1,426,000, 4.3%, due primarily to an increase in average compensation rates. Newsprint and ink costs decreased $(401,000), (4.5)%, due primarily to lower prices paid for newsprint. Other operating costs, exclusive of depreciation and amortization, increased $1,763,000, 8.3%. Approximately one-half of the increase resulted from insurance cost savings in 1999 which did not reoccur in 2000.

DISCONTINUED OPERATIONS, BROADCASTING

Exclusive of the effects of a local marketing agreement (LMA) contract termination, net revenue increased $935,000, 3.6%, as political advertising increased $558,000 to $579,000 and local/regional/national advertising increased $930,000, 4.0%. Production revenue and revenues from other services increased $107,000, 5.6%. Network compensation decreased by $(641,000).

Exclusive of the disposition, compensation costs increased $189,000, 1.5%. Programming costs for the quarter increased $426,000, 19.7%, primarily due to higher costs of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $1,420,000, (19.7)%, due to reduction in travel, bad debts, outside services, sales and audience promotion expenses.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense increased by $260,000 in 2000, as a result of these arrangements.

Income taxes were 37.1% and 37.3% of pretax income from continuing operations for the quarters ended March 31, 2000 and 1999, respectively.

SIX MONTHS ENDED MARCH 31, 2000

PUBLISHING

Exclusive of acquisitions and dispositions, publishing advertising revenue increased $2,455,000, 2.0%. Advertising revenue from local merchants decreased $(700,000), (1.0)%. Local "run-of-press" advertising decreased $(1,212,000), (2.3)%, as a result of decreased spending and a shift to preprint advertising by large retailers. Local preprint revenue increased $511,000, 2.7%. Classified advertising revenue increased $2,512,000, 5.9%, as a result of a 11.6% increase in advertising inches primarily in employment and automotive categories, offset by lower average rates. Circulation revenue decreased $(713,000), (1.8)% as a result of a decrease in units.


SIX MONTHS ENDED MARCH 31, 2000

Other revenue consists of revenue from commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:
                                                           Six Months Ended
                                                               March 31,
                                                           ----------------
                                                            2000     1999
                                                           ----------------
                                                            (In Thousands)

Commercial printing ....................................   11,287    11,905
New revenue * ..........................................   14,500    11,100
Editorial service contracts ............................    4,868     4,593
Acquisitions and dispositions since September 30, 1998 .    2,370       672
                                                           ----------------
                                                           $33,025  $28,270
                                                           ================

* Includes internet/online, niche publications, books, and other events and promotions.

The following table sets forth the percentage of revenue of certain items in the publishing operations.

                                                                Six Months Ended
                                                                     March 31,
                                                                ----------------
                                                                  2000     1999
                                                                ----------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      35.2     34.8
Newsprint and ink ..........................................       8.6      9.8
Other operating expenses ...................................      23.3     22.8
                                                                 ---------------
                                                                  67.1     67.4
                                                                 ===============

Income before depreciation, amortization, interest and taxes      32.9     32.6
Depreciation and amortization ..............................       6.6      6.3
                                                                 ---------------
Operating margin wholly-owned properties ...................      26.3%    26.3%
                                                                 ===============

Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $2,997,000, 2.3%. Compensation expense increased $2,464,000, 3.6%, due primarily to an increase in average compensation rates. Newsprint and ink costs decreased $(2,460,000), (12.6)%, due primarily to lower prices paid for newsprint. Other operating costs, exclusive of depreciation and amortization, increased $2,993,000, 6.8%, due to higher technology and promotion expenses. Approximately one-third of the increase resulted from insurance cost savings in 1999 that did not reoccur in 2000.


SIX MONTHS ENDED MARCH 31, 2000

DISCONTINUED OPERATIONS, BROADCASTING

Exclusive of the effects of the LMA contract termination, revenue decreased $(1,952,000), (3.2)%, as political advertising decreased $(4,328,000), (77.7)%
and local/regional/national advertising increased $3,199,000, 6.5%. Production revenue and revenues from other services increased $115,000, 3.0%. Network compensation decreased by $(1,152,000).

Exclusive of the disposition, compensation costs increased $235,000, .9%. Programming costs increased $851,000, 19.6%, primarily due to higher costs of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $1,282,000, (8.9)%, due to reduction in travel, bad debts, outside services, sales and audience promotion expenses.

NONOPERATING INCOME AND INCOME TAXES

Interest expense decreased due to payments on long-term debt and changes in the deferred compensation arrangements as previously discussed which increased financial income and interest expense by $832,000 in 2000.

Income taxes were 37.5% and 37.1% of pretax income from continuing operations for the six-months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $64,963,000 for the six month period ended March 31, 2000. Available cash balances, cash flow from operations, and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This report contains certain information which may be deemed forward-looking that is based largely on the Company's current expectations and is subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and ratings of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K. The Company does not undertake to publicly update or revise its forward-looking statements.

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of the Company was held on January 25, 2000.

         b) William E. Mayer and Mark Vittert were re-elected directors and Gregory P. Schermer was elected director for three-year terms expiring at the 2003 annual meeting. J.P. Guerin was re-elected as a director for a one-year term expiring at the 2001 annual meeting. Directors whose terms of office continued after the meeting include: Rance E. Crain, Richard D. Gottlieb, Mary E. Junck, Phyllis Sewell, Andrew E. Newman, Ronald L. Rickman, and Gordon D. Prichett.

         (c) Votes were cast of which 5,502,735 were voted in person and the remaining votes were cast by proxy as follows:

                                                   Vote For         Withheld
                                               -------------------------------

                 William E. Mayer                 117,088,573         712,824
                 Gregory P. Schermer              112,264,202       5,537,195
                 Mark Vittert                     117,096,531         704,866
                 J.P. Guerin                      117,056,423         744,974

              Abstentions and broker non-votes were not significant.

         (d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (e)  Exhibits
              (3) Bylaws
             (10) Employment agreement
             (27) Financial data schedule

         (f)  Report on Form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LEE ENTERPRISES, INCORPORATED



DATE  May 15, 2000                        /s/ G. C. Wahlig
      ------------------------            --------------------------------------
                                          G. C. Wahlig, Chief Accounting Officer