Form 10-Q
period 2000-06-30
LEE ENTERPRISES INC
filed 2000-08-11
CIK 58361

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarter Ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                                  Outstanding at June 30, 2000
--------------------------------------------------------------------------------

Common stock, $2.00 par value                                33,049,610
Class "B" Common Stock, $2.00 par value                      10,820,584

                          PART I. FINANCIAL INFORMATION

Item. 1.

                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In Thousands Except Per Share Data)

                                                           Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                         ---------------------------   ----------------------------
                                                              2000          1999            2000          1999
                                                         ----------------------------------------------------------
                                                                                 (Unaudited)
Operating revenue:
   Advertising                                           $      71,478 $      67,641   $     203,651 $     196,828
   Circulation                                                  19,681        20,715          59,865        62,341
   Other                                                        16,375        14,631          49,430        42,901
   Equity in net income of associated companies                  2,391         2,176           6,639         6,154
                                                         ----------------------------------------------------------
                                                               109,925       105,163         319,585       308,224
                                                         ----------------------------------------------------------
Operating expenses:
   Compensation costs                                           39,870        38,185         117,879       112,372
   Newsprint and ink                                            10,118         8,802          28,128        28,737
   Depreciation                                                  3,589         3,330          10,642        10,042
   Amortization of intangibles                                   3,402         3,453          10,872        10,342
   Other                                                        25,102        25,029          76,833        75,067
                                                         ----------------------------------------------------------
                                                                82,081        78,799         244,354       236,560
                                                         ----------------------------------------------------------

          Operating income                                      27,844        26,364          75,231        71,664
                                                         ----------------------------------------------------------
Nonoperating (income) expenses, net
   Financial (income)                                            (577)         (700)         (2,240)       (2,151)
   Financial expense                                             2,870         3,266           9,013        10,518
   Other, primarily (gain) on sale of properties                   195                      (17,836)
                                                         ----------------------------------------------------------
                                                                 2,488         2,566        (11,063)         8,367
                                                         ----------------------------------------------------------
                                                                 2,488         2,566        (11,063)         8,367
          Income from continuing operations

          before taxes on income                                25,356        23,798          86,294        63,297
Income taxes                                                     9,401         7,362          32,206        22,032
                                                         ----------------------------------------------------------
          Income from continuing operations                     15,955        16,436          54,088        41,265
                                                         ----------------------------------------------------------
Discontinued operations:
   Income from discontinued operations,
      net of income tax effect                                                 3,008           4,738         9,786
   Gain on disposal of operations, net of
      income tax effect                                          4,218                         5,492
                                                         ----------------------------------------------------------
                                                                 4,218         3,008          10,230         9,786
                                                         ----------------------------------------------------------
          Net income                                     $      20,173 $      19,444   $      64,318 $      51,051
                                                         ==========================================================

Average outstanding shares:
   Basic                                                        44,010        44,303          44,091        44,272
   Diluted                                                      44,275        44,926          44,443        44,876

Earnings per share:
   Basic:
      Income from continuing operations                  $        0.36 $        0.37   $        1.23 $        0.93
      Income from discontinued operations                         0.10          0.07            0.23          0.22
                                                         ----------------------------------------------------------
        Net income                                       $        0.46 $        0.44   $        1.46 $        1.15
                                                         ==========================================================

   Diluted:
      Income from continuing operations                  $        0.36 $        0.36   $        1.22 $        0.92
      Income from discontinued operations                         0.10          0.07            0.23          0.22
                                                         ----------------------------------------------------------
        Net income                                       $        0.46 $        0.43   $        1.45 $        1.14
                                                         ==========================================================

Dividends per share                                      $        0.16 $        0.15   $        0.48 $        0.45
                                                         ==========================================================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                         June 30,  September 30,
ASSETS                                                    2000        1999
--------------------------------------------------------------------------------
                                                            (Unaudited)

Cash and cash equivalents .........................     $ 25,982   $  10,536
Accounts receivable, net ..........................       39,783      68,560
Newsprint inventory ...............................        3,580       3,625
Other .............................................        8,850      19,822
Net assets of discontinued operations .............      174,551         - -
                                                        --------------------
          Total current assets ....................      252,746     102,543

Investments .......................................       32,470      32,145
Property and equipment, net .......................      119,281     139,203
Intangibles and other assets ......................      338,618     405,622
                                                        --------------------
                                                        $743,115    $679,513
                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities ...............................     $111,318    $ 79,448
Long-term debt, less current maturities ...........      185,000     187,005
Deferred items ....................................       61,027      58,731
Stockholders' equity ..............................      385,770     354,329
                                                        --------------------
                                                        $743,115    $679,513
                                                        ====================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                       2000      1999
---------------------------------------------------------------------------------------
                                                                         (Unaudited)

Nine Months Ended June 30:
   Cash Provided by Operating Activities:
      Net income ..................................................  $ 64,318   $ 51,051
      Adjustments to reconcile net income to net cash provided
        by operations:
        Depreciation and amortization .............................    30,615     29,101
        Gain on sale of properties ................................   (18,439)       - -
        Distributions in excess of earnings of associated companies       302        885
        Other balance sheet changes ...............................    17,606        317
                                                                     -------------------
          Net cash provided by operating activities ...............    94,402     81,354
                                                                     -------------------

   Cash (Required for) Investing Activities:
      Purchase of property and equipment ..........................   (24,835)   (23,548)
      Acquisitions ................................................   (66,837)    (5,499)
      Proceeds from sale of assets ................................     8,775        - -
      Other .......................................................      (854)      (593)
                                                                     -------------------
          Net cash (required for) investing activities ............   (83,751)   (29,640)
                                                                     -------------------

   Cash Provided by (Required for) Financing Activities:
      Purchase of common stock ....................................   (15,360)    (6,172)
      Cash dividends paid .........................................   (14,155)   (13,302)
      Principal payments on long-term debt ........................       - -    (25,000)
      Borrowings on short-term notes payable, net .................    31,480        - -
      Other .......................................................     2,830      3,728
                                                                     -------------------
          Net cash provided by (required for) financing activities      4,795    (40,746)
                                                                     -------------------

          Net increase in cash and cash equivalents ...............    15,446     10,968

   Cash and cash equivalents:
      Beginning ...................................................    10,536     16,941
                                                                     -------------------
      Ending ......................................................  $ 25,982   $ 27,909
                                                                     ===================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION



Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 2000 and the results of operations for the three- and nine-month periods ended June 30, 2000 and 1999 and cash flows for the nine-month periods ended June 30, 2000 and 1999.

Note 2.  Investment in Associated Companies

Condensed operating results of Madison Newspapers, Inc. (50% owned) and other unconsolidated associated companies are as follows (dollars in thousands):

                                                Three Months      Nine Months
                                               Ended June 30,    Ended June 30,
                                              ----------------  ----------------
                                                2000    1999      2000     1999
                                              ----------------------------------

Revenues ...................................  $22,625  $22,747  $70,722  $67,997
Operating expenses, except
   depreciation and amortization ...........   14,310   14,975   47,813   46,089
                                              ----------------------------------
Income before depreciation and amortization,
   interest, and taxes .....................    8,315    7,772   22,909   21,908
Depreciation and amortization ..............      476      767    1,917    2,316
                                              ----------------------------------
Operating income ...........................    7,839    7,005   20,992   19,592
Financial income ...........................      157      287    1,192      973
                                              ----------------------------------
Income before income taxes .................    7,996    7,292   22,184   20,565
Income taxes ...............................    3,215    2,939    8,907    8,256
                                              ----------------------------------
Net income .................................  $ 4,781  $ 4,353 $ 13,277 $ 12,309
                                              ==================================


Note 3. Cash Flows  Information

The components of other balance sheet changes =are:

                                                           Nine Months Ended
                                                                June 30,
                                                           -----------------
                                                             2000     1999
                                                           -----------------
                                                            (In Thousands)

Decrease (increase) in receivables ...................     $   675   $(4,821)
(Increase)  in inventories and other .................         (22)     (848)
Increase in accounts payable, accrued expenses and
   unearned income ...................................       4,568     5,452
Increase (decrease) in income taxes payable ..........       4,467      (837)
Other ................................................       7,918     1,371
                                                           -----------------
                                                           $17,606   $   317
                                                           =================

Note 4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                            Three Months      Nine Months
                                                           Ended June 30,    Ended June 30,
                                                          ----------------  -----------------
                                                            2000     1999     2000     1999
                                                          -----------------------------------
Numerator:
   Income applicable to common shares:

     Income from continuing operations ................   $15,955  $16,436  $54,088   $41,265
     Income from discontinued operations ..............     4,218    3,008   10,230     9,786
                                                          -----------------------------------
                                                          $20,173  $19,444  $64,318   $51,051
                                                          ===================================

Denominator:
   Basic-weighted average common shares
     outstanding ......................................    44,010   44,303   44,091    44,272
   Dilutive effect of employee stock options ..........       265      623      352       604
                                                          -----------------------------------
       Diluted outstanding shares .....................    44,275   44,926   44,443    44,876
                                                          ===================================

Basic earnings per share:
   Income from continuing operations ..................   $  0.36  $  0.37  $  1.23   $  0.93
   Income from discontinued operations ................      0.10     0.07     0.23      0.22
                                                          -----------------------------------
       Net income .....................................   $  0.46  $  0.44  $  1.46   $  1.15
                                                          ===================================

Diluted earnings per share:
   Income from continuing operations ..................   $  0.36  $  0.36  $  1.22   $  0.92
   Income from discontinued operations ................      0.10     0.07     0.23      0.22
                                                          -----------------------------------
       Net income .....................................   $  0.46  $  0.43  $  1.45   $  1.14
                                                          ===================================

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

NOte 6.  Reclassification

Certain items on the statements of income for the quarter ended and nine-month periods ended June 30, 1999 have been reclassified with no effect on net income or earnings per share, to be consistent with the classifications adopted for the quarter and nine-month periods ended June 30, 2000.

Note 7.  Discontinued operations

On March 1, 2000, the Company decided to discontinue the operations of the Broadcast division. On May 7, 2000 the Company entered into an agreement to sell certain of its broadcasting properties, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation. The purchase price is approximately $562,500,000. The sale is subject to various conditions, including approval by the Federal Communications Commission, and other contingencies customary for a transaction of this nature. The sale is anticipated to be completed later this year.

The income from discontinued operations consists of the following:

                                                Three Months      Nine Months
                                                   Ended             Ended
                                              ----------------------------------
                                                           June 30,
                                              ----------------------------------
                                                2000     1999     2000    1999
                                              ----------------  ----------------
Income from discontinued operations
   through March 1, 2000 ...................  $   - -  $ 5,201  $ 8,218  $16,854
Income from measurement date to
   June 30, 2000 ...........................    7,186      - -    9,364      - -
                                              ----------------------------------
                                                7,186    5,201   17,582   16,854
Income taxes ...............................    2,968    2,193    7,352    7,068
                                              ----------------------------------
                                              $ 4,218  $ 3,008  $10,230  $ 9,786
                                              ==================================

At June 30, 2000, the assets and liabilities of the Broadcast division consisted of the following:

Assets:
   Accounts receivable, net .................................           $ 26,236
   Program rights and other .................................              3,087
   Property and equipment, net ..............................             30,436
   Intangibles and other assets .............................            125,119
                                                                        --------
                                                                         184,878
                                                                        --------
Liabilities:
   Current liabilities ......................................              7,475
   Deferred items and other .................................              2,852
                                                                        --------
                                                                          10,327
                                                                        --------
Net assets of discontinued operations .......................           $174,551
                                                                        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected operations information is as follows (dollars in thousands, except per share data):

                                     Three Months Ended                Nine Months Ended
                                           June 30,                         June 30,
                                     -------------------  Percent     -------------------   Percent
                                        2000       1999   Increase      2000       1999     Increase
                                     ---------------------------------------------------------------
Income from continuing

   operations before depreciation
   and amortization, interest
   taxes (EBITDA): *
   Publishing locations ...........   $ 38,133  $ 36,580    4.2%      $107,112   $102,774      4.2%
   Corporate ......................     (3,298)   (3,433)   4.1        (10,367)   (10,726)     3.5
                                      ----------------------------    ------------------------------
                                      $ 34,835  $ 33,147    5.1%      $ 96,745   $ 92,048      5.1%
                                      ============================    ==============================

Operating income:
   Publishing locations ...........   $ 31,478  $ 30,120    4.5%      $ 86,573   $ 83,422      3.8%
   Corporate ......................     (3,634)   (3,756)   3.4        (11,342)   (11,758)     3.7
                                      ----------------------------    ------------------------------
                                      $ 27,844  $ 26,364    5.6%      $ 75,231   $ 71,664      5.0%
                                      ============================    ==============================

Capital expenditures:
   Publishing locations ...........   $  2,435  $  5,265              $ 18,035   $ 16,424
   Broadcasting ...................      3,928     1,369                 5,899      6,511
   Corporate ......................        113       613                   901        613
                                      ------------------              -------------------
                                      $  6,476  $  7,247              $ 24,835   $ 23,548
                                      ==================              ===================

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in our industry.

QUARTER ENDED JUNE 30, 2000

PUBLISHING

Exclusive of acquisitions and dispositions, publishing advertising revenue increased $3,466,000, 5.3%. Advertising revenue from local merchants increased $1,847,000, 5.3%, as a result of a late Easter and strong retail advertising performance in June. Local "run-of-press" advertising increased $1,301,000, 5.1%. Local preprint revenue increased $546,000, 6.0%. Classified advertising revenue increased $1,357,000, 5.5%, primarily in the employment and automotive categories. Circulation revenue decreased $(669,000), (3.4) %, primarily due to a reduction in units and promotional pricing to maintain high penetration rates.

Other revenue consists of revenue from commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:

                                                                Three Months
                                                               Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              ----------------
                                                               (In Thousands)

Commercial printing .....................................     $ 5,689  $ 5,687
New revenue* ............................................       6,710    6,442
Editorial service contracts .............................       2,231    2,244
Acquisitions and dispositions since September 30, 1998 ..       1,745      258
                                                              ----------------
                                                              $16,375  $14,631
                                                              ================

* Includes internet/online, niche publications, books, and other events and promotions.

The following table sets forth the percentage of revenue of certain items in the publishing locations.

                                                                     Three
                                                                  Months Ended
                                                                    June 30,
                                                                 ---------------
                                                                  2000     1999
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    34.6     34.4
Newsprint and ink ............................................     9.2      8.4
Other operating expenses .....................................    21.5     22.4
                                                                 ---------------
                                                                  65.3     65.2
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    34.7     34.8
Depreciation and amortization ................................     6.1      6.1
                                                                 ---------------
Operating margin wholly-owned properties .....................    28.6%    28.7%
                                                                 ===============

QUARTER ENDED JUNE 30, 2000

Exclusive of the effects of acquisitions and dispositions, costs other than depreciation and amortization increased $2,436,000, 3.7%. Compensation expense increased $1,384,000, 4.0%, due primarily to an increase in average compensation rates. Newsprint and ink costs increased $796,000, 9.2%, due primarily to higher prices paid for newsprint. Other operating costs, exclusive of depreciation and amortization, increased $256,000, 1.2%.

DISCONTINUED OPERATIONS, BROADCASTING

Exclusive of the effects of a local marketing agreement (LMA) contract termination, net revenue increased $1,864,000, 6.2%, as political advertising increased $1,428,000 to $1,475,000 and local/regional/national advertising increased $1,175,000, 4.5%. Production revenue and revenues from other services increased $160,000, 7.5%. Network compensation decreased by $(685,000).

Exclusive of the disposition, compensation costs decreased $(41,000), (.3)%. Programming costs for the quarter increased $425,000, 20%, primarily due to higher costs of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(517,000), (7.9)%, due to a reduction in professional and consulting fees and sales and promotion expense.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense decreased by $142,000 as compared to the same quarter in fiscal 1999 from these arrangements.

Income taxes were 37.1% and 30.9% of pretax income from continuing operations for the quarters ended June 30, 2000 and 1999, respectively. Income tax expense was reduced by $1,500,000 in June 1999 due to the settlement of a contingency. Exclusive of the settlement income taxes were 37.2% of pretax income from continuing operations in 1999.

NINE MONTHS ENDED JUNE 30, 2000

PUBLISHING

Exclusive of acquisitions and dispositions, publishing advertising revenue increased $6,083,000, 3.1%. Advertising revenue from local merchants increased $1,147,000, 1.1%. Local "run-of-press" advertising increased $90,000, .1%. Local preprint revenue increased $1,057,000, 3.8 %. Classified advertising revenue increased $3,869,000, 5.7%, as a result of an increase in advertising inches primarily in employment and automotive categories, offset by lower average rates. Circulation revenue decreased $(1,382,000), (2.3)% as a result of a reduction in units and promotional pricing to maintain high penetration rates.

NINE MONTHS ENDED JUNE 30, 2000

Other revenue consists of revenue from commercial printing, products delivered outside the newspaper (which include activities such as target marketing and special event production) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category and by property is as follows:

                                                             Nine Months Ended
                                                               Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              ----------------
                                                               (In Thousands)

Commercial printing ........................................  $16,976  $17,592
New revenue* ...............................................   21,210   17,542
Editorial service contracts ................................    7,099    6,837
Acquisitions and dispositions since September 30, 1998 .....    4,145      930
                                                              ----------------
                                                              $49,430  $42,901
                                                              ================

* Includes internet/online, niche publications, books, and other events and promotions.

The following table sets forth the percentage of revenue of certain items in the publishing operations.

                                                                    Nine Months
                                                                      Ended
                                                                     June 30,
                                                                 ---------------
                                                                  2000     1999
                                                                 ---------------

Revenue ......................................................   100.0%   100.0%
                                                                 ---------------

Compensation costs ...........................................    35.0     34.7
Newsprint and ink ............................................     8.8      9.3
Other operating expenses .....................................    22.7     22.6
                                                                 ---------------
                                                                  66.5     66.6
                                                                 ---------------

Income before depreciation, amortization, interest and taxes .    33.5     33.4
Depreciation and amortization ................................     6.4      6.3
                                                                 ---------------
Operating margin wholly-owned properties .....................    27.1%    27.1%
                                                                 ===============


Exclusive of the effects of acquisitions, costs other than depreciation and amortization increased $5,924,000, 3.0%. Compensation expense increased $4,119,000, 4.0%, due primarily to an increase in average compensation rates. Newsprint and ink costs decreased $(1,664,000), (5.9)%, due primarily to lower prices paid for newsprint in the first six months. Other operating costs, exclusive of depreciation and amortization, increased $3,469,000, 5.3%, due to higher technology and promotion expenses. Approximately one-third of the increase resulted from insurance cost savings in 1999 that did not reoccur in 2000.

Nine Months ENDED June 30, 2000

DISCONTINUED OPERATIONS, BROADCASTING

Exclusive of the effects of the LMA contract termination, revenue decreased $(88,000), (.1)%, as political advertising decreased $(2,900,000), (51.6)% and local/regional/national advertising increased $4,374,000, 5.8%. Production revenue and revenues from other services increased $275,000, 4.6%. Network compensation decreased by $(1,837,000), (37.4)%.

Exclusive of the disposition, compensation costs increased $194,000, .5%. Programming costs increased $1,276,000, 19.7%, primarily due to higher costs of new programming. Other operating expenses, exclusive of depreciation and amortization, decreased $(1,799,000), (8.6)%, due to reduction in travel, outside services, sales and audience promotion, repairs and maintenance expenses and professional and consultant fees.

NONOPERATING INCOME AND INCOME TAXES

Interest expense decreased due to payments on long-term debt. Changes in the deferred compensation arrangements as previously discussed increased financial income and interest expense by $690,000 as compared to the previous year.

Income taxes were 37.3% and 34.8% of pretax income from continuing operations for the nine months ended June 30, 2000 and 1999, respectively. Income tax expense was reduced by $1,500,000 in June 1999 due to the settlement of a contingency. Exclusive of the settlement, income taxes were 37.2% of pretax income from continuing operations in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, generated $94,402,000 for the nine month period ended June 30, 2000. Available cash balances, cash flow from operations, and bank lines of credit provide adequate liquidity. Covenants related to the Company's credit agreement are not considered restrictive to operations and anticipated stockholder dividends.

The Company has a deposit of $58,762,000 included in other assets on the June 30, 2000 balance sheet for the acquisition of properties. The transaction was completed on July 1, 2000.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (10)  Emmis Communications Corporation Purchase and Sale Agreement
              (27)  Financial Data Schedule

         (b) The following report on Form 8-k was filed during the three months ended June 30, 2000.

              Date of report:  May 8, 2000

              Item 5: The Company announced entering into an agreement with Emmis Communication Corporation for the sale of certain of its broadcasting properties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEE ENTERPRISES, INCORPORATED



DATE   August 11, 2000                /s/ G. C. Wahlig, Chief Accounting Officer
       -----------------------        ------------------------------------------
                                      G. C. Wahlig, Chief Accounting Officer