Form 10-K
period 2000-09-30
LEE ENTERPRISES INC
filed 2000-12-27
CIK 58361

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange On

      Title of Each Class                                  Which Registered

--------------------------------                        ------------------------
Common Stock - $2.00 par value                          New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                     --------------------------------------
                     Class B Common Stock - $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the registrant as of December 1, 2000. Common Stock and Class B Common Stock, $2.00 par value, $1,197,960,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2000. Common Stock, $2.00 par value, 32,975,540 shares; and Class B Common Stock, $2.00 par value, 10,726,497 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, other economic conditions, and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Item 1(a). Recent business developments. On October 1, 2000 the Company consummated the sale of certain broadcasting properties for approximately $565,000,000, net of selling expenses. For additional information related to the disposition, see Note 2 of the Notes to Consolidated Financial Statements under
Item 8, herein.

Item 1(b). The Company operates as a single industry segment publishing newspapers, classified and specialty publications, along with associated online services.

Item 1(c) Narrative description of business.

The Company and its subsidiaries publish the following:

Daily Newspapers:

                                                                                  Circulation
                                                                         -------------------------------
         Newspaper                   City                 State          Daily (M-F)         Sunday
--------------------------------------------------------------------------------------------------------
Southern Illinoisian         Carbondale           Illinois                     25,667            35,431
Herald & Review              Decatur              Illinois                     34,708            42,842
Quad City Times              Davenport            Iowa                         50,237            72,154
Globe Gazette                Mason City           Iowa                         19,451            23,520
Muscatine Journal            Muscatine            Iowa                          8,121                 -
Winona Daily News            Winona               Minnesota                    11,910            12,733
Billings Gazette             Billings             Montana                      47,390            52,895
The Montana Standard         Butte                Montana                      14,388            14,730
Ravalli Republic             Hamilton             Montana                       4,600 *               -
Independent Record           Helena               Montana                      13,123            13,933
Missoulian                   Missoula             Montana                      30,405            36,863
Beatrice Daily Sun           Beatrice             Nebraska                      8,200                 -
Columbus Telegram            Columbus             Nebraska                     10,116            10,933
Fremont Tribune              Fremont              Nebraska                      9,319 *               -
Lincoln Journal Star         Lincoln              Nebraska                     74,862            83,469
The Bismarck Tribune         Bismarck             North Dakota                 27,311            30,380
Democrat-Herald              Albany               Oregon                       18,669            32,758 **
Ashland Daily Tidings        Ashland              Oregon                        5,086                 -
Corvallis Gazette-Times      Corvallis            Oregon                       12,322                 - **
Rapid City Journal           Rapid City           South Dakota                 29,963            34,004
Baraboo News Republic ***    Baraboo              Wisconsin                     3,812 *               -
Chippewa Herald              Chippewa Falls       Wisconsin                     7,550 *               -
LaCrosse Tribune             LaCrosse             Wisconsin                    31,390            40,505
Wisconsin State Journal ***  Madison              Wisconsin                    88,171           158,492
Portage Daily Register ***   Portage              Wisconsin                     4,645 *               -
The Journal Times            Racine               Wisconsin                    29,636            31,091
Shawano Leader ***           Shawano              Wisconsin                     5,981 *           6,292
                                                                        --------------    --------------
Total paid daily and Sunday circulation                                       627,033           733,025
                                                                        ==============    ==============

Source - Audit Bureau of Circulation (ABC):  Average of 6 months ended March and September 2000.

  * From publisher's statement.
 ** Combined edition with Democrat-Herald.
*** Published by Madison Newspapers, Inc., a 50%-owned affiliate.

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

Central Wisconsin Newspapers, Inc., a wholly-owned subsidiary of Madison Newspapers, Inc., publishes three daily newspapers, seven weekly publications, and two classified publications.

The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal. The Wisconsin State Journal is classified as one of the Lee Group of newspapers in the newspaper field and in the rating services.

Weekly Newspapers:

            Newspaper                    City              State                Day(s)           Circulation
---------------------------------------------------------------------------------------------------------------
Bettendorf News                   Bettendorf         Iowa              Wednesday                         7,800
Britt Tribune News                Britt              Iowa              Tuesday                           1,750
Forest City Summit                Forest City        Iowa              Wednesday                         3,200
Mitchell County Press-News        Osage              Iowa              Wednesday                         3,300
Bigfork Eagle                     Big Fork           Montana           Wednesday                         1,600
Hungry Horse News                 Columbia Falls     Montana           Thursday                          6,500
Clark Fork Valley Press           Plains             Montana           Wednesday                         1,500
Lake County Leader                Polson             Montana           Thursday                          5,600
Mineral County Independent        Superior           Montana           Wednesday                        11,000
Whitefish Pilot                   Whitefish          Montana           Thursday                          4,000
David City Banner Press           David City         Nebraska          Thursday                          3,800
The Plattsmouth Journal           Plattsmouth        Nebraska          Thursday                          5,500
Schuyler Sun                      Schuyler           Nebraska          Thursday                          2,950
Burt County Plaindealer           Tekamah            Nebraska          Tuesday                           2,000
Mandan News                       Mandan             North Dakota      Thursday                          1,900
Cottage Grove Sentinel            Cottage Grove      Oregon            Wednesday                         4,500
Lebanon Express                   Lebanon            Oregon            Wednesday                         3,500
Newport News-Times                Newport            Oregon            Wednesday and Friday             10,000
The Springfield News              Springfield        Oregon            Wednesday and Saturday           11,000
Business First *                  Madison            Wisconsin         Tuesday                          10,000
Juneau County Star-Times *        Mauston            Wisconsin         Wednesday and Saturday            2,900
Dunn County News                  Menomonie          Wisconsin         Wednesday and Sunday              4,400
Oregon News *                     Oregon             Wisconsin         Thursday                          5,000
Reedsburg Times Press/Report *    Reedsburg          Wisconsin         Thursday and Saturday             2,400
Sauk Prairie Eagle *              Sauk City          Wisconsin         Thursday                          2,400
Stoughton News *                  Stoughton          Wisconsin         Thursday                          5,000
Sun Prairie News *                Sun Prairie        Wisconsin         Thursday                          9,000
Tomah Journal/Monitor Herald      Tomah              Wisconsin         Monday and Thursday               5,150
Vernon County Broadcaster         Viroqua            Wisconsin         Thursday                          5,400
Coulee News                       West Salem         Wisconsin         Thursday                          2,100
Westby Times                      Westby             Wisconsin         Thursday                          1,600
Wisconsin Dells Events *          Wisconsin Dells    Wisconsin         Wednesday and Saturday            1,800
                                                                                                ---------------
Total paid weekly circulation                                                                          148,550
                                                                                                ===============

Source:  Company statistics

* Published by Madison Newspapers, Inc., a 50%-owned affiliate.

Classified Publications:

            Publication                    City              State                Day(s)            Circulation
------------------------------------------------------------------------------------------------------------------
Dandy Dime                          Tucson              Arizona          Friday                            37,000
Nickel Want Ad Newspaper            Redding             California       Thursday                          19,000
Flipside                            Carbondale          Illinois         Thursday                          11,000
Southern Hometown Shopper           Carbondale          Illinois         Wednesday                         35,100
Prairie Shopper                     Decatur             Illinois         Tuesday                           44,200
The Extra                           Decatur             Illinois         Tuesday                           22,000
Thrifty Nickel                      East Moline         Illinois         Thursday                          11,700
Town & Country Advertiser           Britt               Iowa             Tuesday                            4,700
Gateway Times                       Clinton             Iowa             Saturday                          10,000
Quad City Advertiser                Davenport           Iowa             Wednesday                         25,000
Summit Advertiser                   Forest City         Iowa             Wednesday                          7,500
Winnebago/Hancock Shopper           Forest City         Iowa             Monday                            10,700
Globe Advertiser                    Mason City          Iowa             Tuesday                            5,800
Mason City Shopper                  Mason City          Iowa             Tuesday                           28,200
Sunday Express                      Muscatine           Iowa             Sunday                             4,300
The Post                            Muscatine           Iowa             Tuesday                           20,500
Town & Country Shopper              Osage               Iowa             Wednesday                          3,600
Neighbors Extra                     Winona              Minnesota        Saturday                           9,700
Thrifty Nickel                      Billings            Montana          Thursday                          30,000
Work for You                        Billings            Montana          Wednesday                         10,000
Yellowstone Shopper                 Billings            Montana          Thursday                          14,800
Mini Nickel                         Bozeman             Montana          Thursday                          27,500
Western Montana Shopper             Deer Lodge          Montana          Thursday                           3,500
Consumers Press                     Great Falls         Montana          Thursday                          34,000
Post Script                         Hamilton            Montana          Wednesday                         16,000
The Adit                            Helena              Montana          Wednesday                         23,500
West Shore News                     Lakeside            Montana          Wednesday                          3,500
The Shopping News                   Missoula            Montana          Wednesday                         15,500
Western Montana Messenger           Missoula            Montana          Wednesday                         33,000
The Advertiser                      Polson              Montana          Wednesday                         28,000
Penny Press                         Beatrice            Nebraska         Tuesday                           18,500
Plug Nickel                         Beatrice            Nebraska         Wednesday                          8,500
Sunland Weekend Extra               Beatrice            Nebraska         Saturday                          15,000
Scout Shopper                       Columbus            Nebraska         Tuesday                           13,500
Tribune Marketplace                 Fremont             Nebraska         Tuesday                           21,000
Homefront Buyers Guide              Fremont             Nebraska         Friday                            19,500
Neighborhood Extra                  Lincoln             Nebraska         Saturday                          62,000
Star Express                        Lincoln             Nebraska         Wednesday                         30,000
Stuff for You                       Lincoln             Nebraska         Friday                             5,000
Work for You                        Lincoln             Nebraska         Tuesday                            7,500
Consumer Connection                 Plattsmouth         Nebraska         Tuesday                           18,000
Nifty Nickel                        Las Vegas           Nevada           Friday                            50,000
Penny Saver                         Albuquerque         New Mexico       Thursday                          24,000
Quik Quarter/Thrifty Nickel         Albuquerque         New Mexico       Thursday                          36,000
Tribune Extra                       Bismarck            North Dakota     Wednesday                         15,000
                                                                                                   ---------------
Circulation subtotal forward                                                                              892,800


            Publication                    City              State                Day(s)            Circulation
------------------------------------------------------------------------------------------------------------------

Circulation subtotal forwarded                                                                            892,800
Pennysaver                          Dickinson           North Dakota     Wednesday                         13,800
The Finder                          Mandan              North Dakota     Wednesday                         39,200
Minot Finder                        Minot               North Dakota     Wednesday                         18,000
This Week                           Albany/Corvallis    Oregon           Wednesday                         16,500
Ashland People                      Ashland             Oregon           Tuesday                            6,000
Nickel Want Ad Newspaper            Klamath Falls       Oregon           Thursday                          19,000
Nickel Want Ad Newspaper            Medford             Oregon           Thursday                          27,500
This Week                           Newport             Oregon           Tuesday                           10,000
Nickel Ads                          Portland            Oregon           Friday                           173,000
Rapid City Advertiser               Rapid City          South Dakota     Wednesday                         28,000
Northern Hills Advertiser           Spearfish           South Dakota     Wednesday                         15,000
Pioneer Shopper                     St. George          Utah             Thursday                          28,500
Little Nickel                       Lynnwood            Washington       Wednesday and Thursday           320,000
Nickel Saver                        Moses Lake          Washington       Thursday                          21,500
Nickel Nik                          Spokane             Washington       Friday                            37,000
Buyline                             Walla Walla         Washington       Thursday                          20,000
Nickel Ads                          Wenatchee           Washington       Thursday                          26,500
Chippewa County Advertiser          Chippewa Falls      Wisconsin        Sunday                            12,500
Your Family Shopper                 Chippewa Falls      Wisconsin        Saturday                          31,800
Tradin' Post Buyer's Guide          Eau Claire          Wisconsin        Monday                            27,000
Foxxy Shopper                       LaCrosse            Wisconsin        Tuesday                           34,000
Tribune Extra                       LaCrosse            Wisconsin        Wednesday                         21,300
Work for You Extra **               Madison             Wisconsin        Sunday                            40,000
Dunn County Reminder                Menomonie           Wisconsin        Thursday                          22,000
Dunn County Shopper                 Menomonie           Wisconsin        Sunday                            16,000
Shopper Stopper **                  Merrimac            Wisconsin        Tuesday                          123,000
Pennysaver                          Racine              Wisconsin        Monday                            55,000
Foxxy Shopper                       Sparta              Wisconsin        Tuesday                           43,800
Tri-County Advertiser               Tomah               Wisconsin        Tuesday                           12,200
Economy Shopper                     West Salem          Wisconsin        Tuesday                           18,900
                                                                                                   ---------------
Total non-paid weekly circulation                                                                       2,169,800
                                                                                                   ===============

Source:  Company statistics

** Published by Madison Newspapers, Inc., a 50%-owned affiliate.

Classified publications are weekly advertising publications available in racks or delivered free by carriers or third-class mail to all households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system. Classified publications are particularly effective in larger markets with high media fragmentation in which metropolitan newspapers generally have low penetration.

Specialty Publications:

                                                   City              State
--------------------------------------------------------------------------------

Cars & Trucks                              Tuscon               Arizona
Welcome Home                               Carbondale           Illinois
Wheels for You                             Decatur              Illinois
Thrifty Nickel Wheel Deals                 East Moline          Illinois
Classic Images                             Muscatine            Iowa
Films of the Golden Age                    Muscatine            Iowa
Autofinder                                 Billings             Montana
Western Business                           Billings             Montana
Prairie Star                               Great Falls          Montana
Montana Magazine                           Helena               Montana
Autofinder                                 Missoula             Montana
Wheels for You                             Grand Island         Nebraska
Real Estate                                Lincoln              Nebraska
Rentals for You                            Lincoln              Nebraska
Wheels for You                             Lincoln              Nebraska
Midwest Messenger                          Tekamah              Nebraska
Farm & Ranch Guide                         Bismarck             North Dakota
The Family Times                           Corvallis            Oregon
Goldmine                                   Cottage Grove        Oregon
Mighty Mailer                              Springfield          Oregon
Tri-State Neighbor                         Sioux Falls          South Dakota
Homes                                      Moses Lake           Washington
Driveline                                  Spokane              Washington
Home Buyer's Guide                         Spokane              Washington
Nickel Nik's RV/Truck Wheel Deals          Spokane              Washington
Nickel Nik's Wheel Deals                   Spokane              Washington
Homes                                      Wenatchee            Washington
Enterpriser                                LaCrosse             Wisconsin
Wheels for You                             LaCrosse             Wisconsin
Home Buyers Guide                          LaCrosse             Wisconsin
Ad World **                                Madison              Wisconsin
AgriView **                                Madison              Wisconsin
Apartment Showcase **                      Madison/Milwaukee    Wisconsin
Nursing Matters **                         Madison              Wisconsin
Wisconsin Reminder **                      Mauston              Wisconsin
Cent Saver **                              Portage              Wisconsin
Penny Saver **                             Shawano              Wisconsin

** Published by Madison Newspapers, Inc., a 50%-owned affiliate.

Commercial Printing:

                                                 City            State
-----------------------------------------------------------------------------

William Street Press                       Decatur          Illinois
Hawkeye Printing                           Davenport        Iowa
Platen Press                               Deer Lodge       Montana
Farcountry Press                           Helena           Montana
Broadwater Printing                        Townsend         Montana
Oak Creek Printing                         Lincoln          Nebraska
Little Nickel Quik Print                   Lynwood          Washington
Maple Street Press                         Spokane          Washington

Online Services:

The Company's internet activities are comprised of websites and investments in three internet service companies. These activities are reported and managed as a part of the Company's publishing operations. The Company expects significant growth from these operations in 2001.

The Company has an 81% interest in INN Partners, L.C. d/b/a International Newspaper Network, a provider of web solutions for small daily and weekly newspapers and shoppers. The Company has a 6.3% interest in Ad One, LLC, a provider of integrated online classified solutions for the newspaper industry. The Company has an agreement to invest up to $1,500,000 in three-year subordinated convertible debentures of CityXpress.com Corp., an integrator of online editorial content with transactional and promotional opportunities.

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

The Company's newspapers, classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, television, other advertising media such as billboards, classified and specialty publications and direct mail, as well as other information content providers such as on-line services. In addition, several of the Company's daily and Sunday newspapers compete with other newspapers in nearby cities and towns.

                                  OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

In September 2000, the Company, its subsidiaries and associated companies had approximately 5,900 employees, including approximately 1,400 part-time employees. This included approximately 1,400 employees, including approximately 100 part-time employees, in the Company's Broadcast division which was sold on October 1, 2000.

Item 2.  Properties

The Company's executive offices are located in facilities leased at 215 North Main Street, Davenport, Iowa.

All of the printing plants (except Madison, Wisconsin which is owned by Madison Newspapers, Inc. and a leased plant in Spokane, Washington) are owned by the Company. All printing plants (including Madison) are well maintained, are in good condition, and are suitable for the present office and publishing operations and are adequately equipped with typesetting, printing and other required equipment.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table shows the names and ages of all executive officers of the Company, the period of service for each with the Company, the period during which each has held his or her present office and the office held by each.

                                                Period of       Period In
                                               Service with      Present
              Name                   Age         Company         Office                  Present Office
---------------------------------------------------------------------------------------------------------------
Richard D. Gottlieb                  58      37 years         9 months      Chairman and Chief Executive
                                                                            Officer

Mary E. Junck                        53      2 years          9 months      President and Chief Operating
                                                                            Officer

Phil E. Blake                        56      21 years         1 year        Vice President - Publishing

John VanStrydonck                    47      19 years         3 months      Vice President - Publishing

Greg R. Veon                         48      24 years         1 year        Vice President - Publishing

James W. Hopson                      54      2 months         2 months      Vice President - Publishing

Vytenis P. Kuraitis                  52      6 years          4 years       Vice President - Human
                                                                            Resources

Charles D. Waterman, III             54      11 years         11 years      Secretary

George C. Wahlig                     53      11 years         1 month       Vice President - Finance, Interim
                                                                            Chief Financial Officer and
                                                                            Chief Accounting Officer

Gregory P. Schermer                  46      12 years         3 years       Vice President - Interactive
                                                                            Media

Michael E. Phelps                    54      8 months         8 months      Vice President - Sales & Marketing

Richard D. Gottlieb was elected Chairman in January 2000. He had been President and Chief Executive Officer since 1991. The Company anticipates that Mr. Gottlieb will retire as Chief Executive Officer in January 2001 and continue as a non-executive Chairman of the Board of Directors of the Company.

Mary E. Junck was elected Executive Vice President and Chief Operating Officer in May 1999 and President in January 2000. From May 1996 to April 1999 she was Executive Vice President of The Times Mirror Company and President of Eastern Newspapers. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993. The Company anticipates that Ms. Junck will be elected President and Chief Executive Officer of the Company in January 2001.

Phil E. Blake was elected Vice President - Publishing in November 1999. For more than the past 5 years has been, publisher of the Wisconsin State Journal and publisher and treasurer of Madison Newspapers, Inc. Mr. Blake retired as publisher of the Wisconsin State Journal in July 2000, and will retire from the Company on December 31, 2000.

John VanStrydonck was elected Vice President - Publishing in June 2000; from September 1994 to June 2000 he was publisher of the Rapid City Journal and was Chairman and Chief Operating Officer of NAPP Systems from September 1994 until its sale by Lee in January 1997.

Greg R. Veon was elected Vice President - Publishing in November 1999; from November 1995 through November 1999 he was Vice President - Marketing; from 1992 through November 1995 he was Vice President and General Manager of KOIN-TV, Portland, Oregon.

James W. Hopson was elected Vice President - Publishing and publisher of the Wisconsin State Journal in July 2000. For more than the past 5 years he has been Chief Executive Officer of Thomson Newspapers Central Ohio Strategic Marketing Group.

Vytenis P. Kuraitis was elected Vice President - Human Resources in January 1997. From August 1994 through January 1997 he was Director of Human Resources.

Charles D. Waterman, III was elected Secretary of the Company in November 1989. He is presently, and for more than the past five years has been, a partner in the law firm of Lane & Waterman, Davenport, Iowa, general counsel of the Company.

George C. Wahlig was appointed interim Chief Financial Officer in September 2000. For more than 5 years he has been Vice President - Finance and Chief Accounting Officer.

Gregory P. Schermer was elected Vice President - Interactive Media in November 1997; from 1989 through November 1997 he was, and continues to serve as, corporate counsel for the Company.

Michael E. Phelps was elected Vice President - Sales and Marketing in February 2000. For more than the past 5 years he has been managing principal of Phelps, Cutler & Associates newspaper management consultants.

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

                                   Quarter
                ---------------------------------------------
                   4th         3rd        2nd          1st
                ---------------------------------------------

STOCK PRICES

2000
  High          $28 15/16   $26 3/16   $31  9/16    $32   1/4
  Low            23   1/4    20  1/2    19 11/16     27   1/4
  Closing        28   7/8    23 5/16    26   1/8     31 15/16

1999
  High          $31  1/16   $30  1/2   $31  7/16    $31   1/2
  Low            26   1/8    27  1/2    26  5/16     21 13/16
  Closing        27   3/8    30  1/2    29           31   1/2

1998
  High          $31   3/4   $33  7/8   $33  9/16    $29 13/16
  Low            23   1/2    27 5/16    28           25   1/2
  Closing        25 15/16    30  5/8    33  9/16     29  9/16

DIVIDENDS PAID

  2000          $    0.16   $   0.16   $    0.16    $    0.16
  1999               0.15       0.15        0.15         0.15
  1998               0.14       0.14        0.14         0.14


For a description of the relative rights of Common Stock and Class B Common Stock, see Note 7 of the Notes to Consolidated Financial Statements under Item 8, herein.

At September 30, 2000, the Company had 3,185 holders of Common Stock and 2,064 holders of Class B Common Stock.

Item 6.  Selected Financial Data

                         FIVE YEAR FINANCIAL PERFORMANCE

Year Ended September 30:                 2000        1999        1998        1997       1996
                                      ---------------------------------------------------------
                                                (In Thousands Except Per Share Data)
OPERATIONS
Operating revenue                     $ 431,513   $ 413,846   $ 391,261   $ 326,197   $ 309,572
                                      =========================================================
Income from continuing
  operations                          $  69,875   $  56,821   $  47,674   $  49,879   $  40,363
                                      ---------------------------------------------------------
Discontinued operations                   4,738      11,152      14,559      12,866      21,032
Gain (loss) on disposition
  of discontinued operations              9,050        --          --         1,485     (15,948)
                                      ---------------------------------------------------------
                                         13,788      11,152      14,559      14,351       5,084
                                      ---------------------------------------------------------
           Net income                 $  83,663   $  67,973   $  62,233   $  64,230   $  45,447
                                      =========================================================

PER SHARE AMOUNTS
Weighted average shares:
  Basic                                  44,005      44,273      44,829      46,393      46,973
  Diluted                                44,360      44,861      45,557      47,243      47,899

Basic:
  Income from continuing operations   $    1.59   $    1.29   $    1.07   $    1.07   $    0.86
  Discontinued operations                  0.11        0.25        0.32        0.28        0.44
  Gain (loss) on disposition
    of discontinued operations             0.20        --          --          0.03       (0.33)
                                      ---------------------------------------------------------
          Net income                  $    1.90   $    1.54   $    1.39   $    1.38   $    0.97
                                      =========================================================

Diluted:
  Income from continuing operations   $    1.58   $    1.27   $    1.05   $    1.06   $    0.84
  Discontinued operations                  0.11        0.25        0.32        0.27        0.44
  Gain (loss) on disposition
    of discontinued operations             0.20        --          --          0.03       (0.33)
                                      ---------------------------------------------------------
          Net income                  $    1.89   $    1.52   $    1.37   $    1.36   $    0.95
                                      =========================================================

Dividends                             $    0.64   $    0.60   $    0.56   $    0.52   $    0.48
                                      =========================================================

OTHER DATA
Total assets                          $ 746,233   $ 679,513   $ 660,585   $ 650,963   $ 527,416
Debt, including current maturities      222,932     204,625     219,481     203,735      95,503
Stockholders' equity                    395,167     354,329     319,759     319,390     324,954

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

This Management Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Operating results are summarized below:

                                                 2000        1999       1998
                                               ---------------------------------
                                                 (Dollars in Thousands, Except
                                                        Per Share Data)
Operating revenue                              $431,513    $413,846    $391,261
  Percent change                                   4.3%        5.8%       19.9%
Income before depreciation, amortization,
  interest and taxes (EBITDA) *                 131,793     124,955     113,990
  Percent change                                   5.5%        9.6%       15.7%
Operating income                                102,467      97,369      87,899
  Percent change                                   5.2%       10.8%        7.3%
Non-operating (income) expense, net              (7,748)     10,205      12,715
Income from continuing operations                69,875      56,821      47,674
  Percent change                                  23.0%       19.2%       (4.4%)
Earnings per share, continuing operations
  Basic                                            1.59        1.29        1.07
    Percent change                                23.3%       20.6%        0.0%
  Diluted                                          1.58        1.27        1.05
    Percent change                                24.4%       21.0%       (0.9%)

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in the Company's consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper industry. The computation excludes other non-operating items which are primarily the gain on sale of businesses.

Operating revenue consists of the following:

                                            2000           1999        1998
                                         ---------------------------------------
                                                 (Dollars in Thousands)
Advertising revenue:
  Retail advertising:
    Retail - "run-of-press"              $ 110,996      $ 108,203     $ 106,889
    Retail - preprint and other             48,944         46,344        44,477
                                         ---------------------------------------
Total retail advertising                   159,940        154,547       151,366
  Percent change                               3.5%           2.1%         21.9%
National                                     9,318          8,737         7,613
  Percent change                               6.6%          14.8%          8.2%
Classified                                 101,061         95,854        87,622
  Percent change                               5.4%           9.4%         34.5%
Other                                        5,894          5,254         4,783
  Percent change                              12.2%           9.8%         26.4%
Total advertising                          276,213        264,392       251,384
  Percent change                               4.5%           5.2%         25.6%
Circulation revenue                         80,468         83,102        83,091
  Percent change                              (3.2%)          - %           2.8%
Other revenue                               65,455         57,114        48,419
  Percent change                              14.6%          18.0%         29.2%

The  following   advertising  and  circulation  revenue  results  are  presented exclusive of acquisitions and dispositions.

Retail "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. Retail revenue increased .5% in 2000, .4% in 1999, and decreased (.3%) in 1998. Retail revenue increases were caused primarily by an increase in volume as a result of the continuing emphasis on price incentives in return for larger or more frequent ads.

Total revenue realized from retail and national merchants includes preprints, which have lower-priced, higher-volume distribution rates. Preprint revenue increased 2.9% in 2000, 4.2% in 1999, and 4.4% in 1998.

Classified advertising revenue increased approximately 4.9% in 2000, 5.3% in 1999, and 8.1% in 1998. In 2000 growth in advertising revenue was in the employment and automotive categories. In 1999 growth in advertising revenue was in the automotive and to a lesser extent in the employment categories. This growth offset a decrease in real estate. In 1998 continued significant growth in employment and real estate advertising offset a small reduction in automotive.

In total, advertising revenue increased 3.1%, 3.2%, and 3.6%.

In 2000 circulation revenue decreased (2.4%) primarily as a result of a decrease in units. In 1999 circulation revenue decreased by (.3%) as a result of a decrease in volume offset by higher rates. In 1998 circulation revenue decreased (.8%) as a result of a decrease in volume.

Other revenue consists of revenue from commercial printing, products, and services delivered outside the newspaper (which include activities such as target marketing, special event production, and online service) and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:

                                                2000         1999         1998
                                              ----------------------------------
                                                         (In Thousands)

Commercial printing                           $ 26,789     $ 23,774     $ 22,278
                                              ----------------------------------
New revenue:
  Niche publications                            13,929       10,702        5,500
  Internet/online                                3,250        1,597          924
  Other                                         12,543       12,297       11,349
                                              ----------------------------------
Total new revenue                               29,722       24,596       17,773
                                              ----------------------------------

Editorial service contracts                      8,944        8,744        8,368
                                              ----------------------------------
                                              $ 65,455     $ 57,114     $ 48,419
                                              ==================================

In  2000,  1999,  and  1998,  exclusive  of  the  effects  of  acquisitions  and dispositions, other revenue increased 6.2%, 16.5%, and 3.6%, respectively. Commercial printing increased (decreased) by (5.4%), 2.7%, and (4.3%), respectively, due primarily to changes in sales volumes. Niche publications revenue increased 24.6%, 95.3%, and 28.8%, respectively, with the introduction of new products. Internet/online revenue increased 103.7%, 73.8%, and 336.9%, respectively, due to growth in advertising revenue.

The following table sets forth the percentage of revenue of certain items.

                                                    2000         1999      1998
                                                   -----------------------------

Revenue                                            100.0%       100.0%    100.0%
                                                   -----------------------------

Compensation costs                                  36.8         36.4      36.1
Newsprint and ink                                    9.0          9.0      10.5
Other operating expenses                            23.7         24.4      24.2
                                                   -----------------------------
                                                    69.5         69.8      70.8
                                                   -----------------------------
Income before depreciation, amortization,
  interest and taxes                                30.5         30.2      29.2
Depreciation and amortization                        6.8          6.7       6.7
                                                   -----------------------------
Operating margin wholly-owned properties            23.7%        23.5%     22.5%
                                                   =============================

Exclusive of the effects of acquisitions and dispositions, in 2000 costs other than depreciation and amortization increased by 2.0%. Newsprint and ink costs decreased by (2.7%) due primarily to lower prices paid for newsprint in the first six months of the fiscal year. Compensation costs increased 4.0% primarily due to an increase in average compensation rates. Other operating costs increased .9%.

Exclusive of the effects of acquisitions, in 1999 costs other than depreciation and amortization increased by 2.7%. Newsprint and ink costs decreased by (10.0%) due to lower prices for newsprint offset by a slight increase in usage. Compensation costs increased 5.2% due to an increase in average compensation and hours worked. Other operating costs increased 4.6%.

Exclusive of the effects of acquisitions, in 1998 costs other than depreciation and amortization increased 4.9%. Newsprint and ink costs increased 12.1% due to higher prices for newsprint and greater consumption. Compensation costs increased 5.0% due to an increase in average compensation and hours worked. Other operating costs increased 2.0%.

NON-OPERATING INCOME AND EXPENSE

Financial expense decreased by approximately $(220,000) in 2000 primarily due to payments on long-term debt and increased capitalized interest of $686,000 offset by interest on short-term borrowings and increased deferred compensation costs. Financial expense decreased by approximately $(1,748,000) in 1999 primarily due to payments on long-term debt and a $500,000 increase in capitalized interest offset by additional deferred compensation costs. Financial expense increased by approximately $6,300,000 in 1998 due to borrowings to finance The Pacific Northwest Group acquisition. Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and expense included $858,000, $501,000, and $24,000 in 2000, 1999, and 1998, respectively, as a result of these arrangements.

In 2000, financial income increased by approximately $1,339,000 due primarily to an increase in income earned on short-term investments, notes receivable, and deferred compensation funds. Financial income remained relatively unchanged in 1999 and 1998.

In 2000, other non-operating income, net consists primarily of a $18,439,000 gain from the sale of publishing properties and losses related to its 6.3% interest in Ad One, LLC, a provider of integrated online classified solutions for the newspaper industry. In 1999, other non-operating income, net represents the gain from the sale of a shopper publication.

INCOME TAXES

Income taxes were 36.6%, 34.8%, and 36.6% of pretax income in 2000, 1999, and 1998, respectively. In 1999 income taxes were reduced by $1,500,000 due to a settlement of a contingency. Exclusive of the settlement, income taxes were 36.5% of pretax income.

DISCONTINUED OPERATIONS

On October 1, 2000, the Company consummated the sale of substantially all of its broadcasting properties for approximately $565,000,000, net of selling expenses. The results for the broadcast properties have been classified as discontinued operations for all periods presented. For additional information related to the disposition, see Note 2 of the Notes to Consolidated Financial Statements under
Item 8, herein.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash provided by operations totaled $126,889,000 in 2000. The Company has a $50,000,000 revolving credit arrangement with banks which expires in 2003. The major sources and uses of cash in 2000 were as follows:

                                                                  (In Thousands)
Sources of cash:
Operations                                                           $ 126,889
Short-term borrowings                                                   30,500
Proceeds from sale of properties                                         8,775
All other                                                                5,139
                                                                     ---------
                                                                       171,303
                                                                     ---------
Uses of cash:
Acquisitions, net                                                       71,609
Purchase of property and equipment                                      32,494
Cash dividends paid                                                     28,288
Purchase of Lee Enterprises, Incorporated stock                         20,021
                                                                     ---------
                                                                       152,412
                                                                     ---------
Increase in cash                                                     $  18,891
                                                                     =========

Capital expenditures for new and improved facilities and equipment are expected to be approximately $12,000,000 in 2001.

The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds, net after-tax proceeds from the sale of its broadcast properties, which are expected to be approximately $390,000,000, and the Company's revolving credit agreements.

Under the terms of its senior note agreement, the Company will be required to repay the outstanding balance of $173,400,000 on October 1, 2001 unless the Company reinvests the net proceeds of the broadcast sale or obtains a waiver of that provision of the agreement. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

DIVIDENDS AND COMMON STOCK PRICES

The current quarterly cash dividend is 17 cents per share, an annual rate of 68 cents.

During the fiscal year ended September 30, 2000, the Company paid dividends of $28,288,000 or 33.8% of fiscal year 2000 net income. The Company will continue to review its dividend policy to assure that it remains consistent with its capital demands. Covenants under borrowing arrangements are not considered restrictive to payment of dividends. Lee Common Stock is listed on the New York Stock Exchange. The table under Item 5 herein shows the high and low prices of Lee Common Stock for each quarter during the past three years. It also shows the closing price at the end of each quarter and the dividends paid in the quarter.

INFLATION

The net effect of inflation on operations has not been material in the last several years because of efforts by the Company to lessen the effect of rising costs through a strategy of improving productivity, controlling costs and, where conditions permit, increasing selling prices.

QUARTERLY RESULTS

The Company's largest source of publishing revenue, retail run-of-press advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail run-of-press advertising is higher in the first and third fiscal quarters. Newspaper classified advertising revenue (which includes real estate and automobile ads) is lowest in January and February, which are included in the second fiscal quarter.

Quarterly results of operations are summarized under Item 8, herein.

Item 8.  Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                  ------------------------------
ASSETS                                               2000      1999       1998
--------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Current Assets:
  Cash and cash equivalents                       $ 29,427   $ 10,536   $ 16,941
  Trade receivables, less allowance for doubtful
    accounts 2000 $3,344; 1999 $4,460;
    1998 $4,110                                     41,212     67,122     60,443
  Receivables from associated companies              1,500      1,438      1,437
  Inventories                                        4,280      3,625      3,878
  Other                                              7,380     19,822     16,892
  Net assets of discontinued operations            167,767       --         --
                                                  ------------------------------
           Total current assets                    251,566    102,543     99,591
                                                  ------------------------------

Investments:
  Associated companies                              19,155     16,326     14,107
  Other                                             15,021     15,819     12,364
                                                  ------------------------------
                                                    34,176     32,145     26,471
                                                  ------------------------------

Property and Equipment:
  Land and improvements                             11,473     14,103     13,856
  Buildings and improvements                        63,893     67,342     65,945
  Equipment                                        172,366    246,484    219,491
                                                  ------------------------------
                                                   247,732    327,929    299,292
  Less accumulated depreciation                    120,376    188,726    170,920
                                                  ------------------------------
                                                   127,356    139,203    128,372
                                                  ------------------------------

Intangibles and Other Assets:
  Intangibles                                      332,520    396,392    398,111
  Other                                                615      9,230      8,040
                                                  ------------------------------
                                                   333,135    405,622    406,151
                                                  ------------------------------
                                                  $746,233   $679,513   $660,585
                                                  ==============================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS'                                      September 30,
                                                        -----------------------------------
EQUITY                                                     2000        1999         1998
-------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Current Liabilities:
  Notes payable and current maturities of long-term
    debt                                                $  49,532    $  17,620    $  33,453
  Accounts payable                                         14,242       11,764       14,277
  Compensation and other accruals                          27,603       26,551       26,966
  Income taxes payable                                      7,799        5,378        6,475
  Unearned income                                          18,451       18,135       16,890
                                                         ----------------------------------
          Total current liabilities                       117,627       79,448       98,061
                                                         ----------------------------------

Long-Term Debt, net of current maturities                 173,400      187,005      186,028
                                                         ----------------------------------

Deferred Items:
  Retirement and compensation                              13,418       13,781       13,117
  Income taxes                                             46,621       44,950       43,620
                                                         ----------------------------------
                                                           60,039       58,731       56,737
                                                         ----------------------------------
Stockholders' Equity:
  Capital stock:
    Serial convertible preferred, no par value;
      authorized 500,000 shares; issued none                 --           --           --
    Common, $2 par value; authorized
      60,000,000 shares; issued and outstanding
      2000 33,070,000 shares                               66,140       66,142       65,144
    Class B, common, $2 par value; authorized
      30,000,000 shares; issued and outstanding
      2000 10,740,000 shares                               21,480       22,376       23,556
  Additional paid-in capital                               37,330       32,641       28,715
  Unearned compensation                                    (1,227)        (961)        (650)
  Retained earnings                                       271,444      234,131      202,994
                                                         ----------------------------------
                                                          395,167      354,329      319,759
                                                         ----------------------------------
                                                         $746,233     $679,513     $660,585
                                                         ==================================

CONSOLIDATED STATEMENTS OF INCOME


                                                    Year Ended September 30,
                                              ----------------------------------
                                                  2000         1999        1998
                                              ----------------------------------
                                                   (In Thousands Except Per
                                                          Share Data)
Operating revenue:
  Advertising                                 $ 276,213   $ 264,392   $ 251,384
  Circulation                                    80,468      83,102      83,091
  Other                                          65,455      57,114      48,419
  Equity in net income of associated
    companies                                     9,377       9,238       8,367
                                               ---------------------------------
                                                431,513     413,846     391,261
                                               ---------------------------------
Operating expenses:
  Compensation costs                            158,884     150,462     141,261
  Newsprint and ink                              38,625      37,447      41,165
  Depreciation                                   14,546      13,766      12,403
  Amortization of intangibles                    14,780      13,820      13,688
  Other                                         102,211     100,982      94,845
                                               ---------------------------------
                                                329,046     316,477     303,362
                                               ---------------------------------

           Operating income                     102,467      97,369      87,899
                                               ---------------------------------
Non-operating (income) expense, net:
  Financial expense                              12,643      12,863      14,611
  Financial (income)                             (3,259)     (1,920)     (1,896)
  Other, net                                    (17,132)       (738)       --
                                               ---------------------------------
                                                 (7,748)     10,205      12,715
                                               ---------------------------------
          Income from continuing operations
          before taxes on income                110,215      87,164      75,184
Income taxes                                     40,340      30,343      27,510
                                               ---------------------------------
          Income from continuing operations      69,875      56,821      47,674
                                               ---------------------------------

Discontinued operations:
  Income from discontinued operations, net of
    income tax effect                             4,738      11,152      14,559
  Gain on disposition of discontinued
    operations, net of income tax effect          9,050        --          --
                                              ----------------------------------
                                                 13,788      11,152      14,559
                                              ----------------------------------
          Net income                          $  83,663   $  67,973   $  62,233
                                              ==================================

Earnings per share:
  Basic:
    Income from continuing operations         $    1.59   $    1.29   $    1.07
    Income from discontinued operations            0.31        0.25        0.32
                                              ----------------------------------
          Net income                          $    1.90   $    1.54   $    1.39
                                              ==================================

  Diluted:
    Income from continuing operations         $    1.58   $    1.27   $    1.05
    Income from discontinued operations            0.31        0.25        0.32
                                              ----------------------------------
          Net income                          $    1.89   $    1.52   $    1.37
                                              ==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Year Ended September 30,
                                --------------------------------------------------------------------------
                                               Amount                                 Shares
                                -----------------------------------     ----------------------------------
                                   2000         1999         1998         2000         1999        1998
                                --------------------------------------------------------------------------
                                                            (In Thousands Except Per Share Data)
Common Stock:
  Balance, beginning            $  66,142    $  65,144    $  66,719       33,071       32,572       33,359
    Conversion from Class B
      Common Stock                    770        1,116          649          385          558          325
    Shares issued                     478          286          286          239          143          143
    Shares reacquired              (1,250)        (404)      (2,510)        (625)        (202)      (1,255)
                                --------------------------------------------------------------------------
  Balance, ending               $  66,140    $  66,142    $  65,144       33,070       33,071       32,572
                                ==========================================================================

Class B Common Stock:
  Balance, beginning            $  22,376    $  23,556    $  24,298       11,188       11,778       12,149
    Conversion to Common
      Stock                          (770)      (1,116)        (649)        (385)        (558)        (325)
    Shares reacquired                (126)         (64)         (93)         (63)         (32)         (46)
                                --------------------------------------------------------------------------
  Balance, ending               $  21,480    $  22,376    $  23,556       10,740       11,188       11,778
                                ==========================================================================

Additional Paid-In Capital:
  Balance, beginning            $  32,641    $  28,715    $  25,629
    Shares issued                   4,689        3,926        3,086
                                -----------------------------------
  Balance, ending               $  37,330    $  32,641    $  28,715
                                ===================================

Unearned Compensation:
  Balance, beginning            $    (961)   $    (650)   $    (493)
    Restricted shares issued       (1,364)      (1,081)        (714)
    Restricted shares canceled        283           45            7
    Amortization                      815          725          550
                                -----------------------------------
  Balance, ending               $  (1,227)   $    (961)   $    (650)
                                ===================================

Retained Earnings:
  Balance, beginning            $ 234,131    $ 202,994    $ 203,237
    Net income                     83,663       67,973       62,233
    Cash dividends per share
      2000 $.64; 1999 $.60;
      1998 $.56                   (28,288)     (26,623)     (25,160)
    Shares reacquired             (18,062)     (10,213)     (37,316)
                                -----------------------------------
  Balance, ending               $ 271,444    $ 234,131    $ 202,994
                                ===================================

Stockholders' Equity            $ 395,167    $ 354,329    $ 319,759       43,810       44,259       44,350
                                ==========================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended September 30,
                                                       -----------------------------------
                                                           2000       1999         1998
                                                       -----------------------------------
                                                                 (In Thousands)
Cash Provided by Operating Activities:
  Net income                                           $  83,663    $  67,973    $  62,233
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         41,263       39,748       37,576
    Gain on sale of publishing properties                (18,439)        (738)        --
    Distributions less than earnings of associated
      companies                                           (2,891)      (2,220)      (1,922)
    Change in assets and liabilities, net of effects
      from business acquisitions:
      (Increase) decrease in receivables                   3,727       (6,154)      (3,131)
      (Increase) decrease in inventories and
        other                                              1,424         (749)       1,427
      Increase (decrease) in accounts payable,
        accrued expenses and unearned income               7,831       (2,117)       2,370
      Increase (decrease) in income taxes payable          2,421       (1,097)       1,721
      Other, primarily deferred items                      7,890        3,206          465
                                                       -----------------------------------
           Net cash provided by operating
           activities                                    126,889       97,852      100,739
                                                       -----------------------------------

Cash (Required for) Investing Activities:
  Acquisitions, net                                      (71,609)     (15,416)     (11,944)
  Purchase of property and equipment                     (32,494)     (32,431)     (26,725)
  Proceeds from sale of publishing properties              8,775          492         --
  Other                                                      929       (3,867)        (952)
                                                       -----------------------------------
          Net cash (required for) investing
          activities                                     (94,399)     (51,222)     (39,621)
                                                       -----------------------------------

Cash (Required for) Financing Activities:
  Purchase of common stock                               (20,021)     (11,830)     (51,388)
  Cash dividends paid                                    (28,288)     (26,623)     (25,160)
  Proceeds from long-term borrowings                        --           --        185,000
  Proceeds from (payments on) short-term
    notes payable, net                                    30,500        6,000     (145,000)
  Principal payments on long-term borrowings                --        (25,000)     (25,000)
  Other                                                    4,210        4,418        3,208
                                                       -----------------------------------
         Net cash (required for)  financing
         activities                                      (13,599)     (53,035)     (58,340)
                                                       -----------------------------------

         Net increase (decrease) in cash and
         cash equivalents                                 18,891       (6,405)       2,778

Cash and cash equivalents:
  Beginning                                               10,536       16,941       14,163
                                                       -----------------------------------
  Ending                                               $  29,427    $  10,536    $  16,941
                                                       ===================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

   As of September 30, 2000, operating divisions and associated companies publish 28 daily newspapers and more than 100 other weekly, classified and specialty publications and operate more than 75 Web sites.

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

   Inventories: Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories as of September 30, 2000, 1999, and 1998 were less than replacement cost by $4,481,000, $4,710,000, and $4,815,000, respectively.

   Investments: Investments in the common stock or joint venture capital of associated companies are reported at cost plus the Company's share of undistributed earnings since acquisition, less amortization of intangibles and share of losses.

   Long-term loans to associated companies are included in investments in associated companies.

   Other investments primarily consist of various marketable securities held in trust under a deferred compensation arrangement. These investments are classified as trading securities and carried at fair value with gains and losses reported in the consolidated statements of income.

   Property and equipment: Property and equipment is carried at cost. Equipment, except for printing presses, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives in years are as follows:

                                                                   Years
                                                                  -------

   Buildings and improvements                                      5 - 25
   Publishing:
   Printing presses                                               15 - 20
   Other major equipment                                           3 - 11

   The Company capitalizes interest as part of the cost of constructing major facilities.

   Intangibles:   Intangibles  include  covenants  not  to  compete,  consulting agreements, customer lists, newspaper subscriber lists, and the excess costs over fair value of net assets of businesses acquired.

   The excess costs over fair value of net tangible assets include $6,493,000 incurred prior to October 31, 1970, which is not being amortized. Excess costs related to specialty publications are being amortized over 10 to 15 year periods. Intangibles representing non-compete covenants, consulting agreements, customer lists, and newspaper subscriber lists are being amortized over periods of 3 to 40 years. The remaining costs are being amortized over a period of 40 years. All intangibles are amortized by the straight-line method.

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

   Unearned income: Unearned income arises in the ordinary course of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

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

   Restricted  stock:  The Company  amortizes as compensation  cost the value of
   restricted   stock,   issued  under  a  long-term   incentive  plan,  by  the
   straight-line method over the three-year restriction period.

   Reclassification: Certain items on the consolidated statements of income for the years ended September 30, 1999 and 1998 have been reclassified, with no effect on income or earnings per share, to be consistent with the classifications adopted for the year ended September 30, 2000.

Note 2.  Discontinued Operations and Subsequent Event

On March 1, 2000, the Company decided to discontinue the operations of the Broadcast division. On May 7, 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and closed October 1, 2000. The net proceeds are approximately $565,000,000 resulting in an after-tax gain for financial reporting purposes of approximately $250,000,000. The results for the Broadcast operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. The assets and liabilities of discontinued operations have been classified in the consolidated balance sheet as "net assets of discontinued operations" as of September 30, 2000.

The income from discontinued operations consists of the following:

                                                    Year Ended September 30,
                                                 -------------------------------
                                                  2000        1999        1998
                                                 -------------------------------
                                                         (In Thousands)

Income from discontinued operations              $23,620     $19,371     $24,948
Income taxes                                       9,832       8,219      10,389
                                                 -------------------------------
                                                 $13,788     $11,152     $14,559
                                                 ===============================

As of September 30, 2000, the assets and liabilities of the Broadcast division consisted of the following (in thousands):

Assets:
  Accounts receivable, net                                              $ 23,493
  Program rights and other                                                 8,190
  Property and equipment, net                                             29,775
  Intangibles and other assets                                           122,310
                                                                        --------
                                                                         183,768
                                                                        --------
Liabilities:
  Current liabilities                                                     13,072
  Deferred items and other                                                 2,929
                                                                        --------
                                                                          16,001
                                                                        --------
Net assets of discontinued operations                                   $167,767
                                                                        ========

Note 3.  Acquisitions and Dispositions of Publishing Properties

On October 1, 1999 the Company acquired a daily newspaper and specialty publications in Beatrice, Nebraska and received $9,300,000 of cash in exchange for all the assets used in, and liabilities related to, the publication, marketing, and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa.

In addition, the Company acquired three daily newspapers, eleven weekly newspapers, and fifteen classified or specialty publications in 2000, one daily newspaper, two weekly, and four classified or specialty publications in 1999, and five classified or specialty publications and one commercial printer in 1998.

All acquisitions were accounted for as a purchase and the results of operations since the date of acquisition are included in the consolidated financial statements. These acquisitions and dispositions had the effect of increasing revenue and operating income by approximately $8,300,000 and $150,000, respectively, for the year ended September 30, 2000, as compared to the prior year.

The purchase price of business  acquisitions was allocated as follows:

                                                  Year Ended September 30,
                                             -----------------------------------
                                                2000        1999         1998
                                             -----------------------------------
                                                       (In Thousands)

Noncash working capital operations           $  1,475     $   (100)    $    377
Property and equipment                          8,197        1,207        1,326
Intangibles                                    74,745       16,048       11,485
Other long-term assets                             54         --           --
Issuance of note payable                         (432)      (1,000)      (1,194)
Deferred items                                 (1,170)        (739)         (50)
                                             -----------------------------------
                                               82,869       15,416       11,944
Less fair value of assets exchanged            11,260         --           --
                                             ----------------------------------
           Total cash purchase price         $ 71,609     $ 15,416     $ 11,944
                                             ==================================

Proceeds from the sale of properties consisted of the following:

                                                                    Year Ended
                                                                   September 30,
                                                                       2000
                                                                  --------------
                                                                  (In Thousands)

Noncash working capital                                               $   111
Property and equipment                                                    764
Intangible assets                                                         721
                                                                      -------
                                                                        1,596
Gain recognized on sale of properties                                  18,439
                                                                      -------
                                                                       20,035
Less fair value of assets exchanged                                    11,260
                                                                      -------
   Proceeds from sale of properties                                   $ 8,775
                                                                      =======

Note 4.  Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper company which publishes daily, Sunday, and weekly publications in Madison and three other daily newspapers, seven weekly publications, and various other classified publications in Wisconsin and interest in Internet service ventures.

Summarized financial information of Madison Newspapers, Inc. is as follows:

Combined Associates                                 2000       1999       1998
--------------------------------------------------------------------------------
                                                         (In Thousands)
ASSETS
Current assets                                     $28,102    $30,337    $25,732
Investments and other assets                        34,025      6,011      5,919
Property and equipment, net                         14,044      9,531      9,997
                                                   -----------------------------
                                                   $76,171    $45,879    $41,648
                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                $23,394    $14,023    $14,472
Long-term debt                                      16,000       --         --
Stockholders' equity                                36,777     31,856     27,176
                                                   -----------------------------
                                                   $76,171    $45,879    $41,648
                                                   =============================

Revenue                                            $97,279    $90,626    $85,302
Income before depreciation, amortization,
  interest, and income taxes                        32,482     31,920     29,439
Operating income                                    29,781     29,325     26,671
Net income                                          18,791     18,461     16,881

Current receivables from associated companies consist of dividends from Madison Newspapers, Inc. Certain information relating to Company investment in Madison Newspapers, Inc. is as follows:

                                            2000           1999           1998
                                           -------------------------------------
                                                      (In Thousands)
Share of:
  Stockholders' equity                     $18,388        $15,928        $13,588
  Undistributed earnings                    18,164         15,704         13,364

Note 5.  Debt

The Company has a $50,000,000 unsecured revolving loan agreement with a bank group which expires in 2003. Interest rates float at rates specified in the agreement. The Company has borrowings of $37,500,000 and $6,000,000 under this agreement as of September 30, 2000 and 1999, respectively.

The Company has long-term obligations, net of current maturities, as follows:

                                                           September 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  ------------------------------
                                                         (In Thousands)
Insurance companies senior notes payable,
  6.14% to 6.64%, due in varying amounts
  from 2001 to 2013                               $173,400   $185,000   $185,000
Program contracts, noninterest bearing, due
  through 2002                                        --        2,005      1,028
                                                  ------------------------------
                                                  $173,400   $187,005   $186,028
                                                  ==============================

Aggregate maturities during the next five years are $11,600,000, $11,600,000, $11,600,000, $36,600,000, and $11,600,000. Under the terms of its senior note agreement, the Company will be required to repay the outstanding balance of $173,400,000 on October 1, 2001 unless the Company reinvests the net proceeds of its broadcast sale or obtains a waiver of that provision of the agreement. Covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

Note 6.  Retirement and Compensation Plans

Substantially all the Company's employees are covered by a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to operations were $10,400,000 in 2000, $9,700,000 in 1999, and $8,300,000 in 1998.

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

On May 7, 1998, the Board of Directors adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right ("Right") for each outstanding Common and Class B Common share (collectively "Common Shares") of the Company. The Rights are attached to and automatically trade with the outstanding shares of the Company's Common Shares.

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

Note 8.  Stock Option, Restricted Stock, and Stock Purchase Plans

At September 30, 2000, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or the stock purchase plans. Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                          2000            1999           1998
                                      ------------------------------------------
                                          (Thousands, Except Per Share Data)
Net income:
  As reported                         $   83,663      $   67,973      $   62,233
  Pro forma                               82,035          66,600          60,945

Earnings per share:
  Basic:
    As reported                       $     1.90      $     1.54      $     1.39
    Pro forma                               1.86            1.50            1.36
  Diluted:
    As reported                             1.89            1.52            1.37
    Pro forma                               1.85            1.49            1.34

Stock option and restricted stock plans:

   The Company has reserved 4,910,000 shares of Common Stock for issuance to key employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999, and 1998, respectively: dividend rates of 2.0% to 2.52%, 2.06%, and 1.95%; price volatility of 18.5% to 19.4%, 18.5%, and 14.5%; risk-free interest rates based upon the life of the option ranging from 6.03% to 6.72%, 4.84% to 6.03%, and 5.29% to 5.77%; and expected lives based upon the life of the option ranging from .7 to 8 years.

   A summary of the stock option plan is as follows:

                                                           Number of Shares
                                                     ---------------------------
                                                      2000      1999      1998
                                                     ---------------------------
                                                           (In Thousands)

Under option, beginning of year                       1,258     1,491     1,509
  Granted                                               282       185       190
  Terminated and canceled                               (26)      (21)       (5)
  Exercised                                            (336)     (397)     (203)
                                                     ---------------------------
Under option, end of year                             1,178     1,258     1,491
                                                     ===========================

Options exercisable, end of year                        767       945     1,110
                                                     ===========================

                                                            Average Price
                                                     ---------------------------
                                                       2000      1999      1998
                                                     ---------------------------

Granted during the year                              $29.11    $27.62    $27.18
Exercised during the year                             14.15     15.45     15.88
Under option, end of year                             22.72     19.09     17.15
Weighted-average fair value per
  option of options granted                            7.75      6.55      6.95

   A further summary of options outstanding as of September 30, 2000 is as follows:

                               Options Outstanding
                    ------------------------------------
                                   Weighted-               Options Exercisable
                                   Average                ----------------------
                       Number      Remaining   Weighted-    Number     Weighted-
                    Outstanding   Contractual   Average   Exercisable   Average
   Range of            (In           Life      Exercise      (In       Exercise
Exercise Prices     Thousands)    (In Years)     Price    Thousands)     Price
--------------------------------------------------------------------------------

$11 to $14               106          1.1       $11.04       106         $11.04
$15 to $20               371          3.8        17.38       371          17.38
$20 to $23               102          6.3        21.58        95          21.49
$25 to $30               582          7.9        28.16       178          27.01
$31 to $34                17          2.1        32.46        17          32.46
                       --------------------------------------------------------
                       1,178          5.8        22.72       767          19.58
                       ========================================================

   Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 2000, 1999, and 1998, the Company granted 46,000, 39,000, and 26,000 shares, respectively, of restricted stock to employees. As of September 30, 2000, 92,000 shares of restricted stock were outstanding.

   At September 30, 2000, 3,732,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan:

   The Company has 1,072,000 shares of Common Stock available for issuance pursuant to an employee stock purchase plan. April 30, 2001 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of the grant or the exercise date, which is one year from the date of the grant. The weighted-average fair values per share of purchase rights granted in 2000, 1999, and 1998 computed using the
   Black-Scholes   option-pricing   model   were   $5.32,   $6.34,   and  $6.65,
   respectively.

   In 2000,  1999,  and 1998 employees  purchased  124,000,  97,000,  and 95,000 shares, respectively, at a per share price of $19.31 in 2000, $24.78 in 1999, and $20.98 in 1998.

Note 9.  Income Tax Matters

Components of income tax expense consist of the following:

                                                       Year Ended September 30,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     ---------------------------
                                                           (In Thousands)
Paid or payable on currently taxable income:
  Federal                                            $36,036   $30,633   $29,943
  State                                                6,612     5,652     5,525
Net increase due to deferred income taxes              7,524     2,277     2,431
                                                     ---------------------------
                                                     $50,172   $38,562   $37,899
                                                     ===========================

The total tax provision has been allocated to the following financial statement items:

                                                    Year Ended September 30,
                                               ---------------------------------
                                                2000         1999         1998
                                               ---------------------------------
                                                        (In Thousands)

Income from continuing operations              $40,340      $30,343      $27,510
Discontinued operations                          9,832        8,219       10,389
                                               ---------------------------------
                                               $50,172      $38,562      $37,899
                                               =================================

Income tax expense for the years ended September 30, 2000, 1999, and 1998 is different from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                           % of Pretax Income
                                                         -----------------------
                                                         2000     1999     1998
                                                         -----------------------

Computed "expected" income tax expense                   35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit            4.0      3.9      3.9
Net income of associated companies taxed
  at dividend rates                                      (1.9)    (2.7)    (2.6)
Goodwill amortization                                     1.3      1.6      1.7
Other                                                    (0.9)    (1.6)    (0.2)
                                                         -----------------------
                                                         37.5%    36.2%    37.8%
                                                         =======================


Foreign taxes are not material.

Net deferred tax liabilities consist of the following components as of September 30, 2000, 1999, and 1998:

                                                       2000     1999       1998
                                                     ---------------------------
                                                           (In Thousands)

Deferred tax liabilities:
  Property and equipment                             $10,190   $ 8,863   $ 8,334
  Equity in undistributed earnings of affiliates       1,457     1,267     1,096
  Deferred gain on sale of broadcast properties        3,266     3,308     3,308
  Identifiable intangible assets                      38,168    34,163    32,653
  Other                                                  178     2,831     2,981
                                                     ---------------------------
                                                      53,259    50,432    48,372
                                                     ---------------------------
Deferred tax assets:
  Accrued compensation                                 8,181     8,309     7,747
  Receivable allowance                                 1,341     1,060       728
  Loss carryforwards acquired                           --       5,588     6,774
  Capital loss carryforward                            4,161     7,591     8,121
  Other                                                1,443     1,708     1,745
                                                     ---------------------------
                                                      15,126    24,256    25,115
  Less valuation allowance                             4,161    13,179    15,325
                                                     ---------------------------
                                                      10,965    11,077     9,790
                                                     ---------------------------
                                                     $42,294   $39,355   $38,582
                                                     ===========================

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2000, 1999, and 1998 as follows:

                                            2000          1999           1998
                                         ---------------------------------------
                                                    (In Thousands)

Current assets                           $  4,327       $  5,595       $  5,038
Noncurrent liabilities                    (46,621)       (44,950)       (43,620)
                                         --------------------------------------
                                         $(42,294)      $(39,355)      $(38,582)
                                         ======================================

The Company provided a valuation allowance due to limitations imposed by the tax laws on the Company's ability to realize the benefit of capital loss and net operating loss carryforwards. During the year ended September 30, 2000, management determined the valuation allowance and tax contingency on the acquired loss carryforward of SJL of Kansas Corp (SJL), which was sold on October 1, 2000, should be reduced by $1,155,000 and $1,312,000, respectively, with a corresponding $2,467,000 reduction to goodwill. The remaining net operating loss carryforwards of $11,142,000 will be transferred to the acquiror on October 1, 2000. Therefore, the deferred taxes for the net operating loss and the valuation allowance for $4,433,000 have been eliminated. During the years ended September 30, 2000 and 1999, $3,430,000 and $2,146,000, respectively, of the valuation allowance was transferred to the tax contingency which is included in income taxes payable with no effect on tax expense.

Note 10.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary investments, receivables, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments consisting of debt and equity securities in a deferred compensation trust are carried at fair value based upon quoted market prices, and $4,040,000 of equity securities, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, which are carried at cost, as the fair value is not readily determinable. The remaining $2,194,000 is an investment in debt and equity securities of Ad One, LLC (a 6.3% interest) which is being accounted for similar to the equity method.

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
                                                        ------------------------
                                                             (In Thousands)
September 30:
  2000                                                  $222,932       $216,262
  1999                                                   204,625        202,047
  1998                                                   219,481        245,784

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                  Year Ended September 30,
                                            ------------------------------------
                                                2000        1999         1998
                                            ------------------------------------
Numerator:
  Income applicable to common shares:
    Income from continuing operations       $   69,875   $   56,821   $   47,674
    Income from discontinued operations         13,788       11,152       14,559
                                            ------------------------------------
                                            $   83,663   $   67,973   $   62,233
                                            ====================================
Denominator:
  Basic-weighted average common shares
    outstanding                                 44,005       44,273       44,829
  Dilutive effect of employee stock options        355          588          728
                                            ------------------------------------
  Diluted outstanding shares                    44,360       44,861       45,557
                                            ====================================
Basic earnings per share:
  Income from continuing operations         $     1.59   $     1.29   $     1.07
  Income from discontinued operations             0.31         0.25         0.32
                                            ------------------------------------
           Net income                       $     1.90   $     1.54   $     1.39
                                            ====================================
Diluted earnings per share:
  Income from continuing operations         $     1.58   $     1.27   $     1.05
  Income from discontinued operations             0.31         0.25         0.32
                                            ------------------------------------
           Net income                       $     1.89   $     1.52   $     1.37
                                            ====================================

Note 12.  Other Information

Balance sheet information:

   Other current assets consist of the following:
                                                           September 30,
                                                  ------------------------------
                                                     2000      1999       1998
                                                  ------------------------------
                                                         (In Thousands)

  Program rights                                  $   --     $  9,650   $  8,140
  Deferred income taxes                              4,327      5,595      5,038
  Other                                              3,053      4,577      3,714
                                                  ------------------------------
                                                  $  7,380   $ 19,822   $ 16,892
                                                  ==============================
Intangibles  consist of the following:
                                                           September 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  ------------------------------
                                                          (In Thousands)

  Goodwill                                        $296,130   $345,937   $332,821
  Less accumulated amortization                     54,170     71,503     63,584
                                                  ------------------------------
                                                   241,960    274,434    269,237
                                                  ------------------------------
  Noncompete covenants and consulting
    agreements                                      23,878     28,023     28,213
  Less accumulated amortization                     22,552     25,497     23,522
                                                  ------------------------------
                                                     1,326      2,526      4,691
                                                  ------------------------------
  Customer lists, broadcasting licenses and
    agreements, and newspaper subscriber lists     113,084    159,805    157,011
  Less accumulated amortization                     23,850     40,373     32,828
                                                  ------------------------------
                                                    89,234    119,432    124,183
                                                  ------------------------------
                                                  $332,520   $396,392   $398,111
                                                  ==============================

   Compensation  and  other  accruals  consist  of  the  following:

                                                          September 30,
                                                 -------------------------------
                                                   2000        1999       1998
                                                 -------------------------------
                                                         (In Thousands)

  Compensation                                   $  9,136    $ 11,214   $ 12,092
  Vacation pay                                      4,695       5,402      4,384
  Retirement and stock purchase plans               4,915       5,324      5,005
  Interest                                          6,022           9        519
  Other                                             2,835       4,602      4,966
                                                 -------------------------------
                                                 $ 27,603    $ 26,551   $ 26,966
                                                 ===============================

Cash flows information:
                                                   Year Ended September 30,
                                                -------------------------------
                                                  2000        1999       1998
                                                -------------------------------
                                                        (In Thousands)
  Cash payments for:
    Interest, net of capitalized interest
      2000 $1,389; 1999 $703; 1998 $169         $  6,630    $ 13,373   $ 15,731
                                                ===============================

    Income taxes                                $ 42,345    $ 39,528   $ 33,747
                                                ===============================

  Program rights were acquired by issuing
    long-term contracts as follows              $  7,794    $ 12,417   $  9,017
                                                ===============================

  Issuance of restricted common stock, net      $  1,081    $  1,006   $    682
                                                ===============================

  Accounts payable for stock acquired           $   (317)   $    317   $(10,926)
                                                ===============================

  Note received in connection with sale of
    businesses                                  $   --      $    525   $   --
                                                ===============================

  Capital expenditures related to broadcast
    properties                                  $  7,102    $  7,493   $  6,825
                                                ===============================

                               SUPPLEMENTARY DATA

                          QUARTERLY RESULTS (UNAUDITED)

                                                 4th          3rd           2nd          1st
                                            -----------------------------------------------------
                                                   (In Thousands Except Per Share Data)
2000 Quarter:
  Operating revenue                         $   111,928   $   109,925   $   100,973   $   108,687
                                            =====================================================

  Income from continuing operations         $    15,787   $    15,955   $    11,737   $    26,396
  Income from discontinued operations             3,558         4,218         1,864         4,148
                                            -----------------------------------------------------
        Net income                          $    19,345   $    20,173   $    13,601   $    30,544
                                            =====================================================

  Earnings per share:
    Basic:
      Income from continuing operations     $      0.36   $      0.36   $      0.27   $      0.60
      Income from discontinued operations          0.08          0.10          0.04          0.09
                                            -----------------------------------------------------
        Net income                          $      0.44   $      0.46   $      0.31   $      0.69
                                            =====================================================

    Diluted:
      Income from continuing operations     $      0.36   $      0.36   $      0.27   $      0.59
      Income from discontinued operations          0.08          0.10          0.04          0.09
                                            -----------------------------------------------------
        Net income                          $      0.44   $      0.46   $      0.31   $      0.68
                                            =====================================================

1999 Quarter:
  Operating revenue                         $   105,622   $   105,163   $    96,524   $   106,537
                                            =====================================================

  Income from continuing operations         $    15,556   $    16,436   $    11,007   $    13,822
  Income from discontinued operations             1,366         3,008           961         5,817
                                            -----------------------------------------------------
        Net income                          $    16,922   $    19,444   $    11,968   $    19,639
                                            =====================================================

  Earnings per share:
    Basic:
      Income from continuing operations     $      0.35   $      0.37   $      0.25   $      0.31
      Income from discontinued operations          0.03          0.07          0.02          0.13
                                            -----------------------------------------------------
        Net income                          $      0.38   $      0.44   $      0.27   $      0.44
                                            =====================================================

    Diluted:
      Income from continuing operations     $      0.35   $      0.36   $      0.25   $      0.31
      Income from discontinued operations          0.03          0.07          0.02          0.13
                                            -----------------------------------------------------
        Net income                          $      0.38   $      0.43   $      0.27   $      0.44
                                            =====================================================

1998 Quarter:
  Operating revenue                         $   100,315   $   100,544   $    90,398   $   100,004
                                            =====================================================

  Income from continuing operations         $    12,209   $    12,808   $     9,373   $    13,284
  Income from discontinued operations             2,738         5,283         3,238         3,300
                                            -----------------------------------------------------
        Net income                          $    14,947   $    18,091   $    12,611   $    16,584
                                            =====================================================

  Earnings per share:
    Basic:
      Income from continuing operations     $      0.27   $      0.29   $      0.21   $      0.30
      Income from discontinued operations          0.06          0.12          0.07          0.07
                                            -----------------------------------------------------
        Net income                          $      0.33   $      0.41   $      0.28   $      0.37
                                            =====================================================

    Diluted:
      Income from continuing operations     $      0.27   $      0.28   $      0.21   $      0.29
      Income from discontinued operations          0.06          0.12          0.07          0.07
                                            -----------------------------------------------------
        Net income                          $      0.33   $      0.40   $      0.28   $      0.36
                                            =====================================================

Item 9.   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure

              Not applicable.


                                    PART III

The information called for by Part III of this Form 10-K is omitted in accordance with General Instruction G because the Company will file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the close of the Company's fiscal year ended September 30, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

                                                                     Page Number
                                                                     -----------
(a)     1.  Financial Statements

            Independent Auditor's Report

            Financial Statements
               Consolidated  balance  sheets as of
                 September 30, 2000, 1999 and 19998
               Consolidated  statements  of income  years  ended
                 September 30, 2000, 1999 and 1998
               Consolidated  statements  of  stockholders' equity
                 years ended September 30, 2000, 1999 and 1998
               Consolidated statements of cash flows years ended
                 September 30, 2000, 1999 and 1998
               Notes to consolidated financial statements

(a)     2.  Financial Statements Schedule

            Schedule

               II - Valuation and qualifying accounts years ended
                    September 30, 2000, 1999 and 1998

               All other schedules have been omitted as not required, not applicable; not deemed material or because the information is included in the Notes to Financial Statements.

  (a)   3.  Exhibits (listed by numbers corresponding to the
              Exhibit Table of Item 601 in Regulation S-K).

            21 Subsidiaries
            23 Consent of McGladrey & Pullen, LLP
            24 Power of Attorney
            27 Financial Data Schedule

 (b) The following reports on Form 8-K were filed for the three months ended September 30, 2000.

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

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Lee Enterprises, Incorporated
   and subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2000, 1999, and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2000, 1999, and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

In our opinion, Schedule II included in this Annual Report on Form 10-K for the year ended September 30, 2000, present fairly the information set forth therein, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP
---------------------------


Davenport, Iowa
November 10, 2000

                          LEE ENTERPRISES, INCORPORATED
                          AND WHOLLY-OWNED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   (In Thousands)

                           Column A   Column B   Column C   Column D   Column E
                                                              (1)
                          Balance at  Additions  Charged    Deduction   Balance
                          Beginning    Charged   to Other     from      at Close
Description               of Period   to Income  Accounts   Reserves   of Period
--------------------------------------------------------------------------------

Allowance for doubtful
  accounts:
  For the year ended
    September 30, 2000     $ 4,460    $ 3,445   $(1,203)(2)  $ 3,358    $ 3,344

  For the year ended
    September 30, 1999       4,110      3,776      --          3,426      4,460

  For the year ended
    September 30, 1998       4,600      3,486      --          3,976      4,110

(1) Represents accounts written off as uncollectible, net of recoveries which are immaterial.
(2)  September 30, 1999 balance for discontinued broadcast segment.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 21, 2000                     LEE ENTERPRISES, INCORPORATED
       -----------------

/s/ Richard D. Gottlieb                      /s/ G.C. Wahlig
---------------------------------------      -----------------------------------
Richard D. Gottlieb,                         G. C. Wahlig,
   Chairman and Chief Executive Officer      Vice President of Finance, Interim
                                               Chief Financial Officer and Chief
                                               Accounting Officer

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Richard D. Gottlieb and G.C. Wahlig, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 2000 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                     Signature                                       Date
-----------------------------------------                      -----------------

/s/ Rance E. Crain
-----------------------------------------
Rance E. Crain, Director                                       November 15, 2000

/s/ J. P. Guerin
-----------------------------------------
J. P. Guerin, Director                                         November 15, 2000

/s/ Mary E. Junck
-----------------------------------------
Mary E. Junck, Director                                        November 15, 2000

/s/ William E. Mayer
-----------------------------------------
William E. Mayer, Director                                     November 15, 2000

/s/ Andrew E. Newman
-----------------------------------------
Andrew E. Newman, Director                                     November 15, 2000

/s/ Gordon Prichett
-----------------------------------------
Gordon Prichett, Director                                      November 15, 2000

/s/ Ronald L. Rickman
-----------------------------------------
Ronald L. Rickman, Director                                    November 15, 2000

/s/ Gregory P. Schermer
-----------------------------------------
Gregory P. Schermer, Director                                  November 15, 2000

/s/ Phyllis Sewell
-----------------------------------------
Phyllis Sewell, Director                                       November 15, 2000

/s/ Mark Vittert
-----------------------------------------
Mark Vittert, Director                                         November 15, 2000