Form 10-Q
period 2000-12-31
LEE ENTERPRISES INC
filed 2001-01-30
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For Quarter Ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                            Outstanding At December 31, 2000
---------------------------------------         --------------------------------

Common Stock, $2.00 par value                              32,996,368
Class "B" Common Stock, $2.00 par value                    10,714,920

                          PART I. FINANCIAL INFORMATION

Item 1.

LEE ENTERPRISES, INCORPORATED

Consolidated Statements of Income
(In Thousands, Except Per Share Data)

                                                               2000      1999
--------------------------------------------------------------------------------
Three Months Ended December 31:                                 (Unaudited)
  Operating revenue:
    Advertising ...................................          $ 77,685  $ 70,133
    Circulation ...................................            21,173    20,212
    Other .........................................            17,201    16,052
    Equity in net income of associated companies ..             2,566     2,290
                                                             ------------------
                                                              118,625   108,687
                                                             ------------------

  Operating expenses:
    Compensation costs ............................            43,525    39,681
    Newsprint and ink .............................            11,137     9,013
    Depreciation ..................................             4,129     3,476
    Amortization of intangibles ...................             3,901     3,736
    Other .........................................            28,284    26,424
                                                             -------------------
                                                               90,976    82,330
                                                             -------------------

           Operating income .......................            27,649    26,357
                                                             -------------------

  Nonoperating  income (expense), net
    Financial income ..............................             9,511     1,054
    Financial (expense) ...........................            (3,164)   (3,385)
    Other, net ....................................              (405)   18,249
                                                             -------------------
                                                                5,942    15,918
                                                             -------------------
           Income from continuing operations
           before taxes on income .................            33,591    42,275
Income taxes ......................................            12,576    15,879
                                                             -------------------
           Income from continuing operations ......            21,015    26,396
                                                             -------------------
Discontinued operations:
  Income from discontinued operations,
    net of income tax effect ......................               - -     4,148
  Gain on disposition, net of income tax effect ...           250,887       - -
                                                             -------------------
                                                              250,887     4,148
                                                             -------------------
           Net income .............................          $271,902  $ 30,544
                                                             ===================

Average outstanding shares:
  Basic ...........................................            43,666    44,165
  Diluted .........................................            43,961    44,630

Earnings per share:
  Basic :
    Income from continuing operations .............          $   0.48  $   0.60
    Income from discontinued operations ...........              5.75      0.09
                                                             -------------------
           Net income .............................          $   6.23  $   0.69
                                                             ===================
  Diluted:
    Income from continuing operations .............          $   0.48  $   0.59
    Income from discontinued operations ...........              5.71      0.09
                                                             -------------------
           Net income .............................          $   6.19  $   0.68
                                                             ===================

Dividends per share ...........................              $   0.17  $   0.16
                                                             ===================

LEE ENTERPRISES, INCORPORATED

Condensed Consolidated Balance Sheets
(In Thousands)
                                                     December 31,  September 30,
ASSETS                                                   2000         2000
--------------------------------------------------------------------------------
                                                           (Unaudited)

Cash and cash equivalents .........................  $   98,388   $  29,427
Temporary cash investments ........................     479,190         - -
Accounts receivable, net ..........................      47,675      42,712
Newsprint inventory ...............................       3,960       4,280
Other .............................................       7,003       7,380
Net assets of discontinued operations .............         576     167,767
                                                     ----------------------
        Total current assets ......................     636,792     251,566

Investments .......................................      32,420      34,176
Property and equipment, net .......................     126,750     127,356
Intangibles and other assets ......................     331,229     333,135
                                                     ----------------------
                                                     $1,127,191  $  746,233
                                                     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt ............  $  185,437   $  49,532
  Income taxes payable ............................     191,396       7,799
  Other ...........................................      64,850      60,296
                                                     ----------------------
        Total current liabilities .................     441,683     117,627
Long-term debt, less current maturities ...........         - -     173,400
Deferred items ....................................      29,729      60,039
Stockholders' equity ..............................     655,779     395,167
                                                     ----------------------
                                                     $1,127,191  $  746,233
                                                     ======================

LEE ENTERPRISES, INCORPORATED

Condensed Consolidated Statements of Cash Flows
(In Thousands)

Three Months Ended December 31:                                      2000       1999
--------------------------------------------------------------------------------------
                                                                      (Unaudited)
Cash Provided by Operating Activities:
  Net income ..................................................    $271,902   $ 30,544
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization .............................       8,043     10,191
    Gain on sale of properties ................................    (396,329)   (18,249)
    Distributions in excess of current earnings of associated
      companies ...............................................       2,489      1,786
    Other balance sheet changes ...............................     146,295     12,750
                                                                   -------------------
        Net cash provided by operating activities .............      32,400     37,022
                                                                   -------------------

Cash Provided by (Required for) Investing Activities:
  Purchase of property and equipment ..........................      (3,821)    (8,981)
  Purchase of temporary cash investments ......................    (479,190)       - -
  Acquisitions ................................................      (3,335)    (3,329)
  Proceeds from sale of assets, net ...........................     565,264      8,585
  Other .......................................................        (786)       (33)
                                                                   -------------------
        Net cash provided by (required for)
          investing activities ................................      78,132     (3,758)
                                                                   -------------------

Cash (Required for) Financing Activities:
  Purchase of Lee Common Stock ................................      (4,296)    (3,922)
  Payments on short-term notes payable, net ...................     (37,500)    (6,000)
  Other .......................................................         225        261
                                                                   -------------------
        Net cash (required for) financing activities ..........     (41,571)    (9,661)
                                                                   -------------------

        Net increase in cash and cash equivalents .............      68,961     23,603

Cash and cash equivalents:
  Beginning ...................................................      29,427     10,536
                                                                   -------------------
  Ending ......................................................    $ 98,388   $ 34,139
                                                                   ===================

Lee Enterprises, Incorporated

Notes to Unaudited Condensed Consolidated Financial Information
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of December 31, 2000 and the results of operations and cash flows for the three months ended December 31, 2000 and 1999.

Note 2.  Investment in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper company which publishes daily, Sunday, and weekly publications in Madison and three other daily newspapers, seven weekly publications, and various other classified publications in Wisconsin, and also holds interests in Internet service ventures. The condensed operating results of Madison Newspapers, Inc. set forth below include the results of operations of three daily newspapers, five weekly publications, and three other classified publications acquired by Madison Newspapers, Inc. on July 1, 2000 from Independent Media Group, Inc.:

                                                              Three Months Ended
                                                                  December 31,
                                                              ------------------
                                                                 2000    1999
                                                              ------------------
                                                                 (In Thousands)
                                                                   (Unaudited)

Revenues ....................................................  $29,459  $24,063
Operating expenses, except depreciation and amortization ....   19,651   16,101
Income before depreciation and amortization, interest,
  and taxes .................................................    9,808    7,962
Depreciation and amortization ...............................    1,161      715
Operating income ............................................    8,647    7,247
Financial income (expense) ..................................      (55)     402
Income before income taxes ..................................    8,592    7,649
Income taxes ................................................    3,460    3,079
Net income ..................................................    5,132    4,570

Note 3.  Cash Flows Information

The components of other balance sheet changes are:

                                                           Three Months Ended
                                                               December 31,
                                                          --------------------
                                                             2000        1999
                                                          --------------------
                                                             (In Thousands)
                                                               (Unaudited)

   (Increase) in receivables ...........................  $ (4,949)   $ (6,211)
   Decrease in inventories and other ...................       697       1,907
   (Decrease) in accounts payable, accrued expenses and
      unearned income ..................................    (3,480)     (3,043)
   Increase in income taxes payable ....................   183,597      13,552
   Deferred income taxes ...............................   (29,665)        - -
   Other ...............................................        95       6,545
                                                          --------------------
                                                          $146,295    $ 12,750
                                                          ====================

Note 4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                               2000       1999
                                                             -------------------
                                                                (Unaudited)
                                                               (In Thousands)
Numerator:
  Income applicable to common shares:

    Income from continuing operations ....................   $ 21,015   $ 26,396
    Income from discontinued operations ..................    250,887      4,148
                                                             -------------------
                                                             $271,902   $ 30,544
                                                             ===================

Denominator:
  Basic, weighted average common shares
    outstanding ..........................................     43,666     44,165
  Dilutive effect of employee stock options ..............        295        465
                                                             -------------------
        Diluted outstanding shares .......................     43,961     44,630
                                                             ===================

Basic earnings per share:
  Income from continuing operations ......................   $   0.48   $   0.60
  Income from discontinued operations ....................       5.75       0.09
                                                             -------------------
        Net Income .......................................   $   6.23   $   0.69
                                                             ===================

Diluted earnings per share:
  Income from continuing operations ......................   $   0.48   $   0.59
  Income from discontinued operations ....................       5.71       0.09
                                                             -------------------
        Net Income .......................................   $   6.19   $   0.68
                                                             ===================

Note 5.  Gain on Sale of Properties

On October 1, 1999 the Company acquired a daily newspaper and specialty publications in Beatrice, Nebraska and received $9,300,000 of cash in exchange for all the assets used in, and liabilities related to, the publication, marketing, and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa. In connection with this transaction, the Company recognized a gain on sale of $18,439,000, which is included in other nonoperating income in 1999.

Note 6.  Discontinued Operations

On March 1, 2000, the Company decided to discontinue the operations of the Broadcast division. On May 7, 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and closed the transaction on October 1, 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000,000. The results for the broadcast operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. Under the terms of its senior note agreement, the Company will be required to repay the outstanding balance of $173,400,000 on October 1, 2001 unless the Company reinvests the net proceeds of the broadcast sale or obtains a waiver of that provision of the agreement. Therefore, the $173,400,000 has been classified as a current liability as of December 31, 2000.

On January 18, 2001, the Company entered into an agreement to sell its remaining broadcast property which will complete the Company's exit from television broadcasting. The assets and liabilities of the remaining broadcast property has been classified in the consolidated balance sheet as "net assets of discontinued operations" as of December 31, 2000.

The income from discontinued operations consists of the following:

                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                              2000        1999
                                                            --------------------
                                                               (In Thousands)
                                                                (Unaudited)

Income from discontinued operations ..................      $    - -   $   7,071
Gain on disposition ..................................       396,329         - -
Income taxes .........................................       145,442       2,923
                                                            --------------------
                                                            $250,887   $   4,148
                                                            ====================

The assets and liabilities of the Broadcast division consisted of the following:

                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (In Thousands)
                                                                    (Unaudited)
Assets:
Accounts receivable, net ....................................          $156
Property and equipment, net .................................           388
Intangibles and other assets ................................            55
                                                                       ----
                                                                        599
                                                                       ----

Liabilities .................................................            23
                                                                       ----
Net assets of discontinued operations .......................          $576
                                                                       ====

Note 7.  Amortization of Intangibles

Amortization of goodwill was $1,864,000 in 2000 and $1,734,000 in 1999, including approximately $700,000 in each period that is not deductible for income tax purposes.

Note 8.  Reclassification

Certain items on the statements of income for the three months ended December 31, 1999 have been reclassified with no effect on net income or earnings per share to be consistent with the classifications adopted for the three months ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results are summarized below:

                                                         Three Months Ended
                                                            December 31,
                                                      --------------------------
                                                         2000          1999
                                                      --------------------------
                                                        (Dollars In Thousands,
                                                        Except Per Share Data)

Operating revenue .................................   $ 118,625     $ 108,687
  Percent change ..................................        9.1%          2.0%
Income before depreciation, amortization,
  interest and taxes (EBITDA) * ...................      35,679        33,569
  Percent change ..................................        6.3%          5.7%
Operating income ..................................      27,649        26,357
  Percent change ..................................        4.9%          5.5%
Non-operating income (expense), net ...............       5,942        15,918
Income from continuing operations .................      21,015        26,396
  Percent change ..................................     (20.4)%         91.0%
Earnings per share, continuing operations
  Basic ...........................................        0.48           0.6
    Percent change ................................     (20.0)%         93.6%
  Diluted .........................................        0.48          0.59
    Percent change ................................     (18.6)%         90.3%

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or a substitute for GAAP performance measurements. EBITDA is also not reflected in the consolidated statement of cash flows; but it is a common and meaningful alternative performance measurement for comparison to other companies in the publishing industry. The computation excludes other non-operating items which are primarily the gain on sale of businesses.

Operating revenue consists of the following:

                                                           Three Months Ended
                                                               December 31,
                                                          ----------------------
                                                              2000        1999
                                                          ----------------------
                                                          (Dollars In Thousands)

Advertising revenue:
  Retail advertising:
    Retail - "run-of-press" .........................       $ 32,242    $ 30,009
    Retail - preprint and other .....................         16,784      13,484
                                                            --------------------
  Total retail advertising ..........................         49,026      43,493
    Percent change ..................................          12.7%      (1.3)%
  National ..........................................          3,054       2,224
    Percent change ..................................          37.3%       13.5%
  Classified ........................................         24,129      23,120
    Percent change ..................................           4.4%        4.6%
  Other .............................................          1,476       1,296
    Percent change ..................................          13.9%        5.5%
Total advertising ...................................         77,685      70,133
  Percent change ....................................          10.8%        1.1%
Circulation revenue .................................         21,173      20,212
  Percent change ....................................           4.8%      (3.6)%
Other revenue .......................................         17,201      16,052
  Percent change ....................................           7.2%       15.0%

The  following   advertising  and  circulation  revenue  results  are  presented exclusive of acquisitions and dispositions.

Retail "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others and inserted into the newspaper. Retail revenue increased $819,000, 2.7% in 2000, primarily attributable to increased spending by advertisers which was offset in part by a shift to preprint advertising.

Total revenue realized from retail and national merchants includes preprints, which have lower-priced, higher-volume distribution rates. Preprint revenue increased $1,159,000, 9.5% in 2000.

Classified advertising revenue increased approximately $256,000, 1.1% in 2000. Growth in advertising revenue was principally in the employment and real estate categories partially offset by a decrease in automotive advertising.

In 2000, total advertising revenue increased $3,266,000, 4.7%.

In 2000 circulation revenue increased $48,000, .2% in part due to an additional Sunday in the quarter which has a higher rate, offset by a decline in units.

Other revenue consists of revenue from commercial printing, products and services delivered outside the newspaper (which include activities such as target marketing, special event production, and online services), and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:

                                                            Three Months Ended
                                                                December 31,
                                                            ------------------
                                                              2000      1999
                                                            ------------------
                                                               (In Thousands)

Commercial printing ....................................    $ 7,157    $ 6,410
                                                            ------------------

New revenue:
  Niche publications ...................................      3,432      2,712
  Internet/online ......................................      1,293        629
  Other ................................................      3,000      4,005
                                                            ------------------
Total new revenue ......................................      7,725      7,346
                                                            ------------------

Editorial service contracts ............................      2,319      2,296
                                                            ------------------
                                                            $17,201    $16,052
                                                            ==================

In 2000 exclusive of acquisitions and dispositions, other revenue increased $447,000, 3.1%. Commercial printing decreased by $(47,000), (.8%) due to a decline in volume. Niche publications revenue increased $865,000, 33.7% with the introductions of new products. Internet/online revenue increased $313,000, 49.8% due to growth in advertising revenue. Other revenue declined $(707,000), (19.6%) due to a reduction in target marketing and the absence of promotional activities related to the new millennium for which revenues were received in 1999.

The following table sets forth the percentage of revenue of certain items.

                                                                  Three Months
                                                                      Ended
                                                                   December 31,
                                                                 ---------------
                                                                  2000     1999
                                                                 ---------------

Revenue ....................................................     100.0%   100.0%
                                                                 ---------------

Compensation costs .........................................      37.5     37.3
Newsprint and ink ..........................................       9.6      8.5
Other operating expenses ...................................      24.4     24.8
                                                                 ---------------
                                                                  71.5     70.6
                                                                 ---------------

Income before depreciation, amortization, interest
  and taxes ................................................      28.5     29.4
Depreciation and amortization ..............................       6.9      6.8
                                                                 ---------------
Operating margin wholly-owned properties ...................      21.6%    22.6%
                                                                 ===============

Exclusive of the effects of acquisitions and dispositions, in 2000 costs other than depreciation and amortization increased $2,908,000, 3.9%. Compensation expense increased $1,273,000, 3.3%, due primarily to an increase in the average compensation rate and increased sales positions. Newsprint and ink costs increased $1,481,000, 17.1%, due primarily to higher prices. Other operating costs exclusive of depreciation and amortization increased $154,000, .6% due to higher prices offset in part by cost controls.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation agreements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense (decreased) by $(130,000) in 2000 as a result of these arrangements. Financial income increased $8,457,000 due primarily to income earned on the invested proceeds from the sale of its broadcast properties.

In 2000, other non-operating income, net consists of losses related to its 6.3% interest in Ad One, LLC, a provider of integrated online classified solutions for the newspaper industry. In 1999, other non-operating income, net consists primarily of a $18,439,000 gain from the sale of publishing properties and losses related to Ad One, LLC.

Income taxes were 37.4% and 37.6% of pre-tax income for the three months ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is the Company's primary source of liquidity, was $32,400,000 for the three months ended December 31, 2000.

The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds and the net after-tax proceeds from the sale of its broadcast properties.

Under the terms of its senior note agreement, the Company will be required to repay the outstanding balance of $173,400,000 on October 1, 2001 unless the Company reinvests the net proceeds of the sale of its broadcast properties in operating assets of the Company or obtains a waiver of that provision of the agreement. Other covenants under these agreements are not considered restrictive to normal operations or anticipated stockholder dividends.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


            (a)  Exhibits:  None

            (b) The following report of Form 8-K was filed during the three months ended December 31, 2000.

                 Date of Report:  October 2, 2000

                 Item 2. The Company announced the completion of the sale of certain of its broadcasting properties to Emmis Communications Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ G. C. Wahlig                           Date  January 30, 2001
---------------------------------------          -------------------------------
G.C. Wahlig, Vice President of Finance,
Interim Chief Financial Officer, and
Chief Accounting Officer