Form 10-Q
period 2001-03-31
LEE ENTERPRISES INC
filed 2001-05-02
CIK 58361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ]           Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                        For Quarter Ended March 31, 2001

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



                                                               Outstanding at
          Class                                                March 31, 2001
--------------------------------------------------------------------------------

Common stock, $2.00 par value                                     33,261,970
Class "B" Common Stock, $2.00 par value                           10,560,335

                          PART I. FINANCIAL INFORMATION
Item. 1.
                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                            Three Months Ended          Six Months Ended
                                                 March 31,                   March 31,
                                          ------------------------ --------------------------
                                              2001        2000           2001         2000
                                          ---------------------------------------------------
                                                                    (Unaudited)
Operating revenue:
  Advertising ............................. $  63,877    $  62,040    $ 141,562  $ 132,173
  Circulation .............................    19,729       19,972       40,902     40,184
  Other ...................................    17,273       17,003       34,474     33,055
  Equity in net income of
    associated companies .......                1,318        1,958        3,884      4,248
                                            ----------------------------------------------
                                              102,197      100,973      220,822    209,660
                                            ----------------------------------------------
Operating expenses:
  Compensation costs ......................    41,517       38,328       85,042     78,009
  Newsprint and ink .......................     9,957        8,997       21,094     18,010
  Depreciation ............................     4,284        3,577        8,413      7,053
  Amortization of intangibles .............     3,898        3,734        7,799      7,470
  Other ...................................    26,955       25,307       55,239     51,731
                                             ---------------------------------------------
                                               86,611       79,943      177,587    162,273
                                             ---------------------------------------------

        Operating income ..................    15,586       21,030       43,235     47,387
                                             ---------------------------------------------
Nonoperating (income) expenses, net:
  Financial (income) ......................    (8,431)        (609)     (17,942)    (1,663)
  Financial expense .......................     3,181        2,758        6,345      6,143
  Other, net ..............................       226          218          631    (18,031)
                                             ---------------------------------------------
                                               (5,024)       2,367      (10,966)   (13,551)
                                             ---------------------------------------------
        Income  from continuing operations
        before taxes on income ............    20,610       18,663       54,201     60,938
Income taxes ............................       7,469        6,926       20,045     22,805
                                             ---------------------------------------------
        Income from continuing operations ...  13,141       11,737       34,156     38,133
                                             ---------------------------------------------
Discontinued operations:
  Income from discontinued operations,
    net of income tax effect ................      --          590           --      4,738
  Gain (loss)  on disposition, net of
    income tax effect .......................     (85)       1,274      250,802      1,274
                                              --------------------------------------------
                                                  (85)       1,864      250,802      6,012
                                              --------------------------------------------
        Net income ........................   $13,056    $  13,601    $ 284,958  $  44,145
                                              ============================================
Average outstanding shares:
  Basic ...................................    43,665       44,098       43,665     44,132
  Diluted .................................    44,032       44,423       44,002     44,527

Earnings per share:
  Basic:
    Income from continuing operations ....... $  0.30    $    0.27    $    0.78  $    0.86
    Income from discontinued operations .....      --         0.04         5.75       0.14
                                              --------------------------------------------
        Net income .......................... $  0.30    $    0.31    $    6.53  $    1.00
                                              ============================================

Diluted:
  Income from continuing operations .......   $  0.30    $    0.27    $    0.78  $    0.85
  Income from discontinued operations .....        --         0.04         5.70       0.14
                                              --------------------------------------------
        Net income ........................   $  0.30    $    0.31    $    6.48  $    0.99
                                              ============================================
Dividends per share .....................     $  0.17    $    0.16    $    0.34  $    0.32
                                              ============================================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                  March 31,    September 30,
ASSETS                                              2001            2000
--------------------------------------------------------------------------------
                                                           (Unaudited)

Cash and cash equivalents                      $     38,281     $  29,427
Temporary cash investments                          456,585             -
Accounts receivable, net                             40,050        42,712
Newsprint inventory                                   4,586         4,280
Other                                                 6,460         7,380
Net assets of discontinued operations                   535       167,767
                                               ---------------------------
        Total current assets                        546,497       251,566

Investments                                          32,357        34,176
Property and equipment, net                         123,577       127,356
Intangibles and other assets                        328,746       333,135
                                               ---------------------------
                                                $ 1,031,177     $ 746,233
                                               ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt          $   185,000     $  49,532
  Income taxes payable                               91,137         7,799
  Other                                              63,233        60,296
                                                -------------------------
        Total current liabilities                   339,370       117,627
Long-term debt, less current maturities                   -       173,400
Deferred items                                       29,141        60,039
Stockholders' equity                                662,666       395,167
                                                -------------------------
                                                $ 1,031,177     $ 746,233
                                                =========================

LEE ENTERPRISES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                               2001        2000
--------------------------------------------------------------------------------
                                                                 (Unaudited)
Six Months Ended March 31:
 Cash Provided by (Required for) Operating Activities:
  Net income                                                 $ 284,958 $ 44,145
  Adjustments to reconcile net income to net cash provided
   by (required for) operations:
   Depreciation and amortization                                16,236   20,537
   Gain on sale of properties                                 (396,190) (18,439)
   Distributions in excess of current earnings of associated
    companies                                                    2,484    1,184
   Other balance sheet changes                                  52,426   17,536
                                                              -----------------
     Net cash provided by (required for)operating activities  (40,086)  64,963
                                                              -----------------

Cash Provided by (Required for) Investing Activities:
  Purchase of property and equipment                            (4,920) (18,359)
  Purchase of temporary cash investments, net                 (456,585)       -
  Acquisitions                                                  (4,230)  (8,075)
  Proceeds from sale of assets                                 565,264    8,775
  Other                                                         (1,992)     (42)
                                                              -----------------
       Net cash provided by (required for)
         investing activities                                  97,537   (17,701)
                                                             ------------------

Cash (Required for) Financing Activities:
  Purchase of Lee common stock                                  (8,633)  (6,214)
  Cash dividends paid                                           (7,382)  (7,071)
  Payments on short-term notes payable, net                    (37,937)  (6,000)
  Other                                                          5,355      323
                                                             ------------------
       Net cash (required for) financing activities            (48,597) (18,962)
                                                             ------------------

       Net increase in cash and cash equivalents                 8,854   28,300

Cash and cash equivalents:
 Beginning                                                      29,427   10,536
                                                             ------------------
 Ending                                                       $ 38,281 $ 38,836
                                                             ==================

LEE ENTERPRISES, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Note 1.    Basis of Presentation

The information furnished reflects all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 2001 and the results of operations for the three- and six-month periods ended March 31, 2001 and 2000 and cash flows for the six-month periods ended March 31, 2001 and 2000.

Note 2.    Investment in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc., a newspaper company which publishes daily, Sunday, and weekly publications in Madison and three other daily newspapers, seven weekly publications, and various other classified publications in Wisconsin, and also holds interests in Internet service ventures. The condensed operating results of Madison Newspapers, Inc. set forth below include the results of operations of three daily newspapers, five weekly publications, and three other classified publications acquired by Madison Newspapers, Inc. on July 1, 2000 from Independent Media Group, Inc. (in thousands):

                                     Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                   -------------------------------------------
                                      2001       2000        2001        2000
                                   -------------------------------------------

Revenues                            $ 24,557   $ 23,579    $ 54,016   $ 47,642
Operating expenses, except
 depreciation and amortization        19,075     16,991      38,726     33,092
                                   -------------------------------------------
Income before depreciation and
 amortization, interest, and taxes     5,482      6,588      15,290     14,550
Depreciation and amortization          1,161        714       2,322      1,429
                                   -------------------------------------------
Operating income                       4,321      5,874      12,968     13,121
Financial income (expense)                28        640         (27)     1,042
                                   --------------------------------------------
Income before income taxes             4,349      6,514      12,941     14,163
Income taxes                           1,712      2,613       5,172      5,692
                                   --------------------------------------------
        Net income                   $ 2,637    $ 3,901     $ 7,769    $ 8,471
                                   ============================================



Note 3. Cash Flows Information

The components of other balance sheet changes are:
                                                           Six Months Ended
                                                               March 31,
                                                       -------------------------
                                                           2001           2000
                                                       -------------------------
                                                               (In Thousands)

Decrease in receivables                                   $   2,662    $  5,104
Decrease in inventories and other                               614       2,201
(Decrease) in accounts payable, accrued expenses and
 unearned income                                             (5,047)       (911)
Increase in income taxes payable                             83,338       2,594
Deferred income taxes                                       (29,665)          -
Other                                                           524       8,548
                                                       -------------------------
                                                           $ 52,426    $ 17,536
                                                       =========================

Note 4.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                               Three Months Ended   Six Months Ended
                                                   March 31,             March 31,
                                            ----------------------------------------
                                                 2001      2000      2001     2000
                                            ----------------------------------------
Numerator:
 Income applicable to common shares:
   Income from continuing operations         $ 13,141   $ 11,737   $ 34,156 $ 38,133
   Income (loss) from discontinued
     operations                                   (85)     1,864    250,802    6,012
                                            ----------------------------------------
                                             $ 13,056   $ 13,601  $ 284,958 $ 44,145
                                            ========================================

Denominator:
 Basic-weighted average common shares
   outstanding                                 43,665     44,098     43,665   44,132
 Dilutive effect of employee stock options        367        325        337      395
                                            ----------------------------------------
 Diluted outstanding shares                    44,032     44,423     44,002   44,527
                                            ========================================

Basic earnings per share:
 Income from continuing operations             $ 0.30   $   0.27     $ 0.78 $   0.86
 Income from discontinued operations                -       0.04       5.75     0.14
                                            ----------------------------------------
        Net income                             $ 0.30   $   0.31     $ 6.53 $   1.00
                                            ========================================

Diluted earnings per share:
 Income from continuing operations             $ 0.30   $   0.27     $ 0.78 $   0.85
 Income from discontinued operations                -       0.04       5.70     0.14
                                            ----------------------------------------
        Net income                             $ 0.30   $   0.31     $ 6.48 $   0.99
                                            ========================================

Note 5.    Sale of Assets

On October 1, 1999 the Company acquired a daily newspaper and specialty publications in Beatrice, Nebraska and received $9,300,000 of cash in exchange for all the assets used in, and liabilities related to, the publication, marketing, and distribution of two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois and Ottumwa, Iowa. In connection with this transaction, the Company recognized a gain on sale of $18,439,000, which is included in other nonoperating income in 2000.

Note 6.

Discontinued Operations

On March 1, 2000, the Company decided to discontinue the operations of the Broadcast division. On May 7, 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and closed the transaction on October 1, 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000,000. The results for the broadcast operations have been classified as discontinued operations for all periods presented in the consolidated statements of income. Under the terms of its senior note agreement, the Company will be required to repay the outstanding balance of $173,400,000 on October 1, 2001 unless the Company reinvests the net proceeds of the broadcast sale or obtains a waiver of that provision of the agreement. Therefore, the $173,400,000 has been classified as a current liability as of March 31, 2001.

On January 18, 2001, the Company entered into an agreement to sell its remaining broadcast property which will complete the Company's exit from television broadcasting. The assets and liabilities of the remaining broadcast property has been classified as "net assets of discontinued operations" as of March 31, 2001.

The income (loss) from discontinued operations consists of the following (in thousands):


                                       Three Months Ended     Six Months Ended
                                           March 31,              March 31,
                                     --------------------     -----------------
                                       2001     2000          2001        2000
                                     -------------------------------------------

 Income from discontinued operations $    -   $ 3,325      $       -   $ 10,396
 Gain (loss) on disposition            (139)        -        396,190          -
 Income taxes (credits)                 (54)    1,461        145,388      4,384
                                    --------------------------------------------
                                     $  (85)  $ 1,864      $ 250,802   $  6,012
                                    ============================================

The assets and liabilities of the Broadcast division consist of the following:

                                                March 31,
                                                  2001
                                            ---------------
                                            (In Thousands)
Assets:
Accounts receivable, net                             $ 130
Property and equipment, net                            377
Intangibles and other assets                            59
                                            --------------
                                                       566

Liabilities                                             31
                                            --------------

Net assets of discontinued operations                $ 535
                                            ==============

Note 7.

Amortization of Intangibles

Amortization of goodwill was $1,883,000 and $1,780,000 for the quarters ended March 31, 2001 and 2000, respectively, including approximately $700,000 in each period that is not deductible for income tax purposes. For the six months ended March 31, amortization of goodwill was $3,766,000 in 2001 and $3,560,000 in 2000, including approximately $1,400,000 in each period that is not deductible for income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations results are summarized below(dollars in thousands, except per share data):

                                           Three Months Ended  Six Months Ended
                                                March 31,          March 31,
                                            ------------------ -----------------
                                            2001      2000      2001       2000
                                            ------------------------------------

Operating revenue                         $102,197  $100,973 $220,822  $209,660
 Percent change                               1.2%      4.6%     5.3%      3.3%
Income before depreciation, amortization,
 interest and taxes (EBITDA) *              23,768    28,341   59,447    61,910
 Percent change                             (16.1%)     4.4%    (4.0%)     5.1%
Operating income                            15,586    21,030   43,235    47,387
 Percent change                             (25.9%)     3.6%    (8.8%)     4.6%
Nonoperating income (expense), net           5,024    (2,367)  10,966    13,551
Income from continuing operations           13,141    11,737   34,156    38,133
 Percent change                              12.0%      6.6%   (10.4%)    53.6%
Earnings per share, continuing operations
 Basic                                    $   0.30  $   0.27 $   0.78  $   0.86
  Percent change                             11.1%      8.0%    (9.3%)    53.6%
 Diluted                                  $   0.30  $   0.27 $   0.78  $   0.85
 Percent change                              11.1%      8.0%    (8.2%)    54.5%


* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in our consolidated statement of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation excludes other nonoperating items which are primarily the gain on sale of businesses and losses related to Ad One, LLC.

QUARTER ENDED MARCH 31, 2001

Operating results consist of the following:

                                            Three Months Ended March 31,
                                           -----------------------------
                                               2001               2000
                                           -----------------------------
                                               (Dollars In Thousands)
Advertising revenue:
 Retail advertising:
  Retail - "run-of-press"                    $ 25,060           $ 24,328
  Retail - preprint and other                  11,908             10,455
                                           -----------------------------
 Total retail advertising                      36,968             34,783
  Percent change                                 6.3%               1.5%
 National                                       2,560              2,400
  Percent change                                 6.7%               4.0%
 Classified                                    22,819             23,394
  Percent change                                (2.5%)              6.6%
 Other                                          1,530              1,463
  Percent change                                 4.6%              14.7%
Total advertising                              63,877             62,040
 Percent change                                  3.0%               3.7%
Circulation revenue                            19,729             19,972
 Percent change                                 (1.2%)             (3.3%)
Other revenue                                  17,273             17,003
 Percent change                                  1.6%              18.8%


The  following   advertising  and  circulation  revenue  results  are  presented exclusive of acquisitions and dispositions.

Retail "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others inserted into the newspaper. Retail revenue decreased $(184,000), (.8%) in 2001.

Total revenue realized from retail and national merchants includes preprints, which have lower-priced, higher-volume distribution rates. Preprint revenue decreased $(156,000), (1.6) in 2001.

Classified advertising revenue decreased approximately $(1,155,000), (5.0%) in 2001, primarily in the employment and automotive categories.

In 2001, total advertising revenue decreased $(1,422,000), (2.3%).

In 2001, circulation revenue decreased $(1,044,000), (5.3%) in part due to one less Sunday in the quarter.

Other revenue consists of revenue from commercial printing, products, and services delivered outside the newspaper (which include activities such as target marketing, special event production, and online services), and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                              2001               2000
                                          -----------------------------
                                                  (In Thousands)

Commercial printing                        $ 6,317            $ 6,751
                                          -----------------------------
New revenue:
  Niche publications                         4,163              3,767
  Internet/online                            1,399                688
  Other                                      2,824              3,225
                                          -----------------------------
        Total new revenue                    8,386              7,680
                                          -----------------------------

Editorial service contracts                  2,570              2,572
                                          -----------------------------
                                           $17,273            $17,003
                                          =============================

In 2001 exclusive of acquisitions and dispositions, other revenue increased $7,000. Commercial printing decreased by $(508,000), (9.2%) due to reductions of the volume of material printed by customers. Niche publications revenue increased $863,000, 27.5% with the introduction of new products. Internet/online revenue increased $310,000, 45.3% due to growth in advertising revenue. Other revenue declined $(656,000), (19.4%) primarily due to a decline in target marketing and events revenues.

The following table sets forth the percentage of revenue of certain items:


                                             Three Months Ended March 31,
                                             ----------------------------
                                               2001               2000
                                             ----------------------------

Revenue                                       100.0%             100.0%
                                             ----------------------------

Compensation costs                              41.2               38.7
Newsprint and ink                                9.9                9.1
Other operating expenses                        26.7               25.6
                                             ----------------------------
                                                77.8               73.4
                                             ----------------------------

Income before depreciation, amortization,
  interest and taxes                            22.2               26.6
Depreciation and amortization                    8.1                7.4
                                             ----------------------------
Operating margin wholly-owned properties       14.1%              19.2%
                                             ============================



Exclusive of the effects of acquisitions and dispositions, in 2001 costs other than depreciation and amortization increased $2,111,000, 3.0%. Compensation expense increased $1,244,000, 3.3% due primarily to increases in benefit costs, additional sales people to drive local ad revenue, and one-time costs related to workforce reductions. Newsprint and ink costs increased $557,000, 6.5%, as the result of a price increase offset in part by conservation efforts, page width reductions, and lower advertising and circulation volumes which decreased consumption by 9.1%. Other operating costs, exclusive of depreciation and amortization, increased $310,000, 1.3%.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense decreased by $(246,000) in 2001 as a result of these arrangements. Financial income increased $7,822,000 due primarily to income earned on invested proceeds from the sale of its broadcast properties which contributed approximately $.11 per share to net income.

In 2001, other nonoperating income, net consists primarily of losses related to its 6.3% interest in Ad One, LLC, a provider of integrated online classified solutions for the newspaper industry. In 2000, other nonoperating income, net consists primarily of gain from the sale of publishing properties and losses related to Ad One, LLC.

Income taxes were 36.2% and 37.1% of pretax income from continuing operations for the quarters ended March 31, 2001 and 2000, respectively. Income taxes were reduced in 2001 due to a lower state income tax rate.

SIX MONTHS ENDED MARCH 31, 2000

Operating results consist of the following:

                                    Six Months Ended March 31,
                                  -----------------------------
                                   2001               2000
                                  -----------------------------
                                      (Dollars In Thousands)
Advertising revenue:
 Retail advertising:
  Retail - "run-of-press"        $ 57,302           $ 54,337
  Retail - preprint and other      28,692             23,939
                                  ---------------------------
 Total retail advertising          85,994             78,276
  Percent change                     9.9%              (0.1%)
 National                           5,614              4,624
  Percent change                    21.4%               8.4%
 Classified                        46,948             46,514
  Percent change                     0.9%               5.6%
 Other                              3,006              2,759
  Percent change                     9.0%              10.2%
Total advertising                 141,562            132,173
 Percent change                      7.1%               2.3%
Circulation revenue                40,902             40,184
 Percent change                      1.8%              (3.5%)
Other revenue                      34,474             33,055
 Percent change                      4.3%              16.9%


The  following   advertising  and  circulation  revenue  results  are  presented exclusive of acquisitions and dispositions.

Retail "run-of-press" advertising is advertising by merchants in the local community which is printed in the newspaper, rather than "preprints", which are printed separately by the Company or others inserted into the newspaper. Retail revenue increased $635,000, 1.2% in 2001, primarily attributable to increased spending by advertisers which was offset by a shift to preprint advertising.

Total revenue realized from retail and national merchants includes preprints, which have lower-priced, higher-volume distribution rates. Preprint revenue increased $1,003,000, 4.6% in 2001.

Classified advertising revenue decreased approximately $(899,000), (1.9%) in 2001, primarily in the employment and automotive categories partially offset by an increase in real estate advertising.

In 2001, total advertising revenue increased $1,844,000, 1.4%.

In 2001, circulation revenue decreased $(996,000), (2.5%) due primarily to a reduction in volume.

Other revenue consists of revenue from commercial printing, products and services delivered outside the newspaper (which include activities such as target marketing, special event production, and online services), and editorial service contracts with Madison Newspapers, Inc.

Other revenue by category is as follows:

                                           Six Months Ended
                                               March 31,
                                  --------------------------------
                                       2001               2000
                                  --------------------------------
                                       (In Thousands)

Commercial printing                   $ 13,474           $ 13,161
                                  --------------------------------
New revenue:
 Niche publications                      7,595              6,479
 Internet/online                         2,692              1,317
 Other                                   5,824              7,230
                                  --------------------------------
        Total new revenue               16,111             15,026
                                  --------------------------------

Editorial service contracts              4,889              4,868
                                  --------------------------------
                                      $ 34,474           $ 33,055
                                  ================================

In 2001 exclusive of acquisitions and dispositions, other revenue increased $454,000. Commercial printing decreased by $(555,000), (5.0%) due to reductions of the volume of materials printed by customers. Niche publications revenue increased $1,728,000, 30.3% with the introduction of new products. Internet/online revenue increased $623,000, 47.4% due to growth in advertising revenue. Other revenue declined $(1,363,000), (19.5%) primarily due to a decline in target marketing and events revenues.

The following table sets forth the percentage of revenue of certain items in the publishing operations.

                                                    Six Months Ended
                                                        March 31,
                                                    ----------------
                                                     2001      2000
                                                    ----------------

Revenue                                             100.0%    100.0%
                                                    ----------------

Compensation costs                                    39.2      38.0
Newsprint and ink                                      9.7       8.8
Other operating expenses                              25.5      25.2
                                                    ----------------
                                                      74.4      72.0
                                                    ----------------

Income before depreciation, amortization,
 interest and taxes                                   25.6      28.0
Depreciation and amortization                          7.5       7.1
                                                    ----------------
Operating margin wholly-owned properties             18.1%     20.9%
                                                    ================

Exclusive of the effects of acquisitions and dispositions, in 2001 costs other than depreciation and amortization increased $5,428,000, 3.8%. Compensation expense increased $2,741,000, 3.6% due primarily to an increase in average compensation rates, benefit costs, additional sales people to drive local ad revenue, and one-time costs related to workforce reductions. Newsprint and ink costs increased $2,038,000, 11.8%, as a result of price increases offset in part by conservation efforts, page width reductions, and lower advertising and circulation volumes which reduced consumption by 7.6%. Other operating costs, exclusive of depreciation and amortization, increased $649,000, 1.3%.

NONOPERATING INCOME AND INCOME TAXES

Interest on deferred compensation arrangements for executives and others is offset by financial income earned on the invested funds held in trust. Financial income and interest expense decreased by $(376,000) in 2001, as a result of these arrangements. Financial income increased $16,279,000 due primarily to income earned on invested proceeds from the sale of its broadcast properties.

In 2001, other nonoperating income, net consists primarily of losses related to its 6.3% interest in Ad One, LLC, a provider of integrated online classified solutions for the newspaper industry. In 2000, other nonoperating income, net consists primarily of gain from the sale of publishing properties and losses related to Ad One, LLC.

Income taxes were 37.0% and 37.4% of pretax income from continuing operations for the six months ended March 31, 2001 and 2000, respectively. Income taxes were reduced in 2001 due to a lower state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations excluding the provision for payment of income taxes arising from the sale of its broadcast properties was $44,844,000.

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

                          LEE ENTERPRISES, INCORPORATED

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        (a)  The annual meeting of the Company was held on January 23, 2001.

        (b) Mary E. Junck, Andrew E. Newman, and Gordon D. Prichett were re-elected directors for three-year terms expiring at the 2004 annual meeting. J.P. Guerin was re-elected as a director for a one-year term expiring at the 2002 annual meeting. Directors whose terms of office continued after the meeting include: Rance
             E. Crain, Richard D. Gottlieb, Phyllis Sewell, William E. Mayer, Mark Vittert, and Gregory P. Schermer.

        (c) Votes were cast, all by proxy, for nominees for director as follows:

                                          Vote For             Withheld
                                    ------------------------------------------

          Mary E. Junck                 105,947,054            2,786,394
          Andrew E. Newman              105,970,326            2,763,122
          Gordon D. Prichett            105,935,734            2,797,714
          J.P. Guerin                   105,970,863            2,762,585


         Abstentions and broker non-votes were not significant.

        (d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 3(ii) Amended and restated bylaws

        (b) The following reports on Form 8-K were filed during the three months ended March 31, 2001. Date of Report: January 18, 2001

         Item 5. The Company announced plans to sell its remaining broadcast property, KMAZ-TV in EL Paso, Texas to Council Tree Hispanic Broadcasters, L.L.C.

         Date of Report:  March 20, 2001

         Item 9.The Company issued February 2001 revenue summary and assessment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED



/s/ G.C. Wahlig                               DATE  4/02/01
----------------------------------------    ---------------------------
G. C. Wahlig, Vice President of Finance,
   Interim Chief Financial Officer, and
   Chief Accounting Officer