Form 10-Q
period 2001-06-30
LEE ENTERPRISES INC
filed 2001-08-14
CIK 58361

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [ x ] Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act Of 1934

                          Commission File Number 1-6227

                          Lee Enterprises, Incorporated
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                     42-0823980
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    215 N. Main Street, Davenport, Iowa 52801
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (563) 383-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of June 30, 2001, 33,645,138 shares of Common Stock and 10,407,776 shares of Class B Common Stock of the Registrant were outstanding.

                          LEE ENTERPRISES, INCORPORATED

          Index                                                         Page No.
----------------------------------------------------------------------  --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three months and
                  nine months ended June 30, 2001 and 2000                     3

                  Consolidated Balance Sheets - June 30, 2001, September
                  30, 2000 and June 30, 2000                                   4

                  Consolidated Statements of Cash Flows - Nine months
                  ended June 30, 2001 and 2000                                 5

                  Notes to financial statements                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 15

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            15

                  Signatures                                                  16

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
(thousands, except per share data)                 Three Months Ended        Nine Months Ended
-------------------------------------------------------------------------------------------------
                                                  June 30      June 30      June 30      June 30
                                                   2001         2000          2001         2000
-------------------------------------------------------------------------------------------------
Operating revenue:
  Advertising ................................   $  72,314    $  71,478    $ 213,876    $ 203,651
  Circulation ................................      20,210       19,681       61,112       59,865
  Other ......................................      16,830       16,375       51,304       49,430
  Equity in net income of associated companies       1,647        2,391        5,531        6,639
-------------------------------------------------------------------------------------------------
                                                   111,001      109,925      331,823      319,585
-------------------------------------------------------------------------------------------------
Operating expenses:
  Compensation ...............................      42,667       39,870      127,709      117,879
  Newsprint and ink ..........................      11,283       10,118       32,377       28,128
  Depreciation ...............................       3,942        3,589       12,355       10,642
  Amortization of intangible assets ..........       4,043        3,402       11,842       10,872
  Other ......................................      26,194       25,102       81,433       76,833
-------------------------------------------------------------------------------------------------
                                                    88,129       82,081      265,716      244,354
-------------------------------------------------------------------------------------------------
Operating income .............................      22,872       27,844       66,107       75,231
-------------------------------------------------------------------------------------------------
Nonoperating (income) expenses, net:
  Financial income ...........................      (6,470)        (577)     (24,412)      (2,240)
  Financial expense ..........................       3,279        2,870        9,624        9,013
  Losses (gains) on sales of assets ..........       1,472         --          1,472      (18,439)
  Other, net .................................         213          195          844          603
-------------------------------------------------------------------------------------------------
                                                    (1,506)       2,488      (12,472)     (11,063)
-------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes ........................      24,378       25,356       78,579       86,294
Income tax expense ...........................       8,642        9,401       28,687       32,206
-------------------------------------------------------------------------------------------------
Income from continuing operations ............      15,736       15,955       49,892       54,088
Discontinued operations:
  Income from discontinued operations,
    net of income tax effect .................        --           --           --          4,738
  Gain (loss) on disposition, net of
    income tax effect ........................         (34)       4,218      250,768        5,492
-------------------------------------------------------------------------------------------------
Net income ...................................   $  15,702    $  20,173    $ 300,660    $  64,318
=================================================================================================
Earnings per common share:
  Basic:
    Continuing operations ....................   $    0.36    $    0.36    $    1.14    $    1.23
    Discontinued operations ..................        --           0.10         5.74         0.23
-------------------------------------------------------------------------------------------------
Net income ...................................   $    0.36    $    0.46    $    6.88    $    1.46
=================================================================================================
  Diluted:
    Continuing operations ....................   $    0.36    $    0.36    $    1.13    $    1.22
    Discontinued operations ..................        --           0.10         5.69         0.23
-------------------------------------------------------------------------------------------------
Net income ...................................   $    0.36    $    0.46    $    6.82    $    1.45
=================================================================================================
Dividends per common share ...................   $    0.17    $    0.16    $    0.51    $    0.48
=================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------------
                                                    June 30  September 30    June 30
(thousands, except per share data)                   2001        2000          2000
-------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .....................   $ 180,833    $  29,427    $  25,982
Temporary cash investments ....................     282,807         --           --
Accounts receivable, net ......................      40,746       42,712       39,783
Inventories ...................................       4,074        4,280        3,580
Other .........................................       5,932        7,380        8,850
Net assets of discontinued operations .........         532      167,767      174,551
-------------------------------------------------------------------------------------
Total current assets ..........................     514,924      251,566      252,746
-------------------------------------------------------------------------------------
Investments ...................................      32,403       34,176       32,470
Property and equipment, net ...................     122,062      127,356      119,281
Intangible and other assets ...................     321,729      333,135      338,618
-------------------------------------------------------------------------------------
                                                  $ 991,118    $ 746,233    $ 743,115
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ........   $ 173,400    $  49,532    $  38,858
  Income taxes payable ........................      53,837        7,799        9,845
  Other .......................................      58,341       60,296       62,615
-------------------------------------------------------------------------------------
Total current liabilities .....................     285,578      117,627      111,318
-------------------------------------------------------------------------------------
Long-term debt, less current maturities .......        --        173,400      185,000
Deferred items ................................      29,155       60,039       61,027
Stockholders' equity:
  Capital Stock:
    Serial convertible preferred, no par value;
      authorized 500 shares; none issued ......        --           --           --
    Common, $2 par value; authorized 60,000
       shares; issued and outstanding;
         June 30, 2001 33,645 shares;
         September 30, 2000 33,070 shares
         June 30, 2000 33,050 shares ..........      67,290       66,140       66,099
    Class B Common, $2 par value; authorized
      30,000 shares; issued and outstanding;
         June 30, 2001 10,408 shares;
         September 30, 2000 10,740 shares;
         June 30, 2000 10,821 shares ..........      20,816       21,480       21,641
  Additional paid-in capital ..................      47,662       37,330       36,153
  Unearned compensation .......................      (1,416)      (1,227)      (1,491)
  Retained earnings ...........................     542,033      271,444      263,368
-------------------------------------------------------------------------------------
Total stockholders' equity ....................     676,385      395,167      385,770
-------------------------------------------------------------------------------------
                                                  $ 991,118    $ 746,233    $ 743,115
=====================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
-------------------------------------------------------------------------------------------------
                                                                            June 30      June 30
(thousands)                                                                   2001         2000
-------------------------------------------------------------------------------------------------
Cash provided by operating activities:
  Net income ...........................................................   $ 300,660    $  64,318
  Less: Discontinued operations ........................................    (250,768)     (10,230)
-------------------------------------------------------------------------------------------------
Income from continuing operations ......................................      49,892       54,088
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities of continuing operations:
    Depreciation and amortization ......................................      24,197       21,514
    Losses (gains) on sale of assets ...................................       1,472      (18,439)
    Distributions in excess of current earnings of associated
      companies ........................................................       2,337          302
    Other, net .........................................................      (7,043)      21,400
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities ..............................      70,855       78,865
-------------------------------------------------------------------------------------------------

Cash required for investing activities:
  Purchases of temporary cash investments ..............................    (800,498)        --
  Proceeds from sales of temporary cash investments ....................     517,691         --
  Purchases of property and equipment ..................................      (7,435)     (18,936)
  Acquisitions .........................................................      (4,230)     (66,837)
  Proceeds from sales of assets ........................................       3,841        8,775
  Other ................................................................      (2,443)        (195)
-------------------------------------------------------------------------------------------------
Net cash required for investing activities .............................    (293,074)     (77,193)
-------------------------------------------------------------------------------------------------

Cash provided by (required for) financing activities:
  Borrowings (payments) on short-term notes payable, net ...............     (37,937)      31,480
  Payments on long-term debt ...........................................     (11,600)        --
  Purchases of common stock ............................................      (8,689)     (15,360)
  Cash dividends paid ..................................................     (14,828)     (14,155)
  Other ................................................................      10,703        2,830
-------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities ...............     (62,351)       4,795

Net cash provided by discontinued operations ...........................     435,976        8,979
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ..............................     151,406       15,446

Cash and cash equivalents:
  Beginning of period ..................................................      29,427       10,536
-------------------------------------------------------------------------------------------------
  End of period ........................................................   $ 180,833    $  25,982
=================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2001 and the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      All monetary amounts, other than share and per share amounts, are stated in thousands.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2     Investment in Associated Companies

      The  Company has a 50%  ownership  interest  in Madison  Newspapers,  Inc.
      (MNI), which publishes daily, Sunday, and weekly publications in Madison, three other daily newspapers, seven weekly publications, and various other publications in Wisconsin; and also holds interests in Internet service ventures. The condensed operating results of MNI set forth below include the results of operations of three daily newspapers, five weekly publications, and three other classified publications acquired by MNI on July 1, 2000.

--------------------------------------------------------------------------------
                                        Three Months Ended    Nine Months Ended
--------------------------------------------------------------------------------
                                        June 30    June 30    June 30    June 30
                                         2001       2000       2001       2000
--------------------------------------------------------------------------------
Revenue ............................    $25,849    $22,343    $79,865    $69,985
Operating expenses, except
  depreciation and amortization ....     19,219     14,076     57,945     47,168
Depreciation and amortization ......      1,161        456      3,483      1,885
--------------------------------------------------------------------------------
Operating income ...................      5,469      7,811     18,437     20,932
Financial income, net ..............         48        162         21      1,204
--------------------------------------------------------------------------------
Income before income taxes .........      5,517      7,973     18,458     22,136
Income tax expense .................      2,224      3,215      7,396      8,907
--------------------------------------------------------------------------------
Net income .........................    $ 3,293    $ 4,758    $11,062    $13,229
================================================================================

3     Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4     Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

----------------------------------------------------------------------------------------
                                              Three Months Ended     Nine Months Ended
----------------------------------------------------------------------------------------
                                               June 30    June 30    June 30    June 30
                                                2001       2000       2001       2000
----------------------------------------------------------------------------------------
Income (loss) applicable to common stock:
  Continuing operations ...................   $ 15,736    $ 15,955   $ 49,892   $ 54,088
  Discontinued operations .................        (34)      4,218    250,768     10,230
----------------------------------------------------------------------------------------
Net income ................................   $ 15,702    $ 20,173   $300,660   $ 64,318
----------------------------------------------------------------------------------------
Weighted average common shares outstanding      43,921      44,105     43,810     44,184
Less non-vested restricted stock ..........         88          95         89         93
----------------------------------------------------------------------------------------
Basic average common shares ...............     43,833      44,010     43,721     44,091
Dilutive stock options and restricted stock        285         265        320        352
----------------------------------------------------------------------------------------
Diluted average common shares .............     44,118      44,275     44,041     44,443
========================================================================================
Earnings per common share:
  Basic:
    Continuing operations .................   $   0.36    $   0.36   $   1.14   $   1.23
    Discontinued operations ...............       --          0.10       5.74       0.23
----------------------------------------------------------------------------------------
Net income ................................   $   0.36    $   0.46   $   6.88   $   1.46
========================================================================================
  Diluted:
    Continuing operations .................   $   0.36    $   0.36   $   1.13   $   1.22
    Discontinued operations ...............       --          0.10       5.69       0.23
----------------------------------------------------------------------------------------
Net income ................................   $   0.36    $   0.46   $   6.82   $   1.45
========================================================================================

5     Acquisitions and Sales of Assets

      On May 31, 2001, the Company sold its specialty publications in Albuquerque, New Mexico, and Tucson, Arizona for $2,100. In connection with the transaction, the Company recognized a loss on the sale of $1,472.

      On October 1, 1999 the Company acquired a daily newspaper and specialty publications in Beatrice, Nebraska, and received $9,300 of cash in exchange for all the assets and liabilities of its two daily newspapers and the related specialty and classified publications in Kewanee, Geneseo, and Aledo, Illinois, and Ottumwa, Iowa. In connection with this transaction, the Company recognized a gain on sale of $18,439.

6     Discontinued Operations and Subsequent Event

      On March 1, 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. On May 7, 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction on October 1, 2000. The net proceeds of approximately $565,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000. The results for the broadcast properties have been classified as discontinued operations for all periods presented.

      Under the terms of its 1998 senior note agreement, the Company will be required to repay the outstanding balance of $173,400 on October 1, 2001 unless the Company reinvests the net proceeds of the sale of broadcast operations or obtains a waiver of that provision of the agreement.

      Accordingly, the debt has been classified as a current liability as of June 30, 2001. If the Company is required to repay the debt prior to the original maturity date, a prepayment penalty based on interest rates at the time of repayment will be required. If the debt is required to be repaid on October 1, 2001, the prepayment penalty would be approximately $11,000, based on interest rates as of June 30, 2001.

      On July 17, 2001, the Company completed the sale of its last broadcasting station. Gross proceeds of the sale totaled approximately $8,000. The after-tax gain of approximately $4,000 on the sale will be reflected in results of discontinued operations in the three months ending September 30, 2001. The assets and liabilities have been classified as net assets of discontinued operations as of June 30, 2001.

      Income (loss) from discontinued operations consists of the following:

--------------------------------------------------------------------------------
                                       Three Months Ended     Nine Months Ended
--------------------------------------------------------------------------------
                                      June 30     June 30    June 30    June 30
                                        2001        2000       2001       2000
--------------------------------------------------------------------------------
Income from discontinued operations   $   --      $   --     $   --     $  8,218
Gain (loss) on disposition ........        (56)      7,186    396,134      9,364
Income taxes (benefit) ............        (22)      2,968    145,366      7,352
--------------------------------------------------------------------------------
                                      $    (34)   $  4,218   $250,768   $ 10,230
================================================================================

      Assets  and  liabilities  of  discontinued   operations   consist  of  the
      following:

--------------------------------------------------------------------------------
                                                June 30   September 30  June 30
                                                  2001        2000        2000
--------------------------------------------------------------------------------
Assets:
  Accounts receivable, net .................    $    150    $ 23,493    $ 26,236
  Program rights and other .................        --         8,190       3,087
  Property and equipment, net ..............         367      29,775      30,436
  Intangible and other assets ..............          58     122,310     125,119
--------------------------------------------------------------------------------
                                                     575     183,768     184,878
--------------------------------------------------------------------------------
Liabilities:
  Current liabilities ......................          43      13,072       7,475
  Deferred items and other .................        --         2,929       2,852
--------------------------------------------------------------------------------
                                                      43      16,001      10,327
--------------------------------------------------------------------------------
Net assets of discontinued operations ......    $    532    $167,767    $174,551
================================================================================

7     Cash Flow Information

      The   components  of  other   balance  sheet  changes   presented  in  the
      Consolidated Statements of Cash Flows are as follows:

--------------------------------------------------------------------------------
                                                            Nine Months Ended
--------------------------------------------------------------------------------
                                                          June 30       June 30
                                                            2001          2000
--------------------------------------------------------------------------------
Decrease in accounts receivable .....................     $  1,449      $  2,111
Decrease in inventories and other ...................        1,545           603
Increase (decrease) in accounts payable, accrued
expenses, and unearned income .......................       (9,652)        5,289
Increase (decrease) in income taxes payable .........       (1,599)        4,467
Other ...............................................        1,214         8,930
--------------------------------------------------------------------------------
                                                          $ (7,043)     $ 21,400
================================================================================

8     Stock Ownership Plans

      A summary of stock option activity related to the Company's stock option plan is as follows:

--------------------------------------------------------------------------------
                                                                Weighted Average
                                                       Shares    Exercise Price
--------------------------------------------------------------------------------
Outstanding at September 30, 2000 ...............       1,178       $   22.72
Granted .........................................         355           27.18
Exercised .......................................        (509)          18.38
Cancelled .......................................         (19)          29.63
--------------------------------------------------------------------------------
Outstanding at June 30, 2001 ....................       1,005       $   26.13
================================================================================

      Options to purchase 1,326 shares of common stock with a weighted average exercise price of $21.47 per share were outstanding at June 30, 2000.

9     Impact of Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective October 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of the  date of  adoption,  the  Company  expects  to have  unamortized goodwill in the amount of approximately $233,000, and unamortized identifiable intangible assets in the amount of approximately $82,000, which will be subject to the transition provisions of Statements 141 and
      142. Amortization expense related to goodwill was $6,936 for the year ended September 30, 2000. Amortization expense related to goodwill was $1,883 and $1,780 for the three months ended June 30, 2001 and 2000, respectively. For the nine months ended June 30, amortization expense related to goodwill was $5,649 in 2001 and $5,340 in 2000.

      Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and nine months ended June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2000 Annual Report on Form 10-K.

All monetary amounts, other than per share amounts, are stated in thousands.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This report contains certain information which may be deemed forward-looking that is based largely on the Company's current expectations and is subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, other economic conditions, and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believes," "expects," "anticipates," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's annual report on Form 10-K. The Company does not undertake to publicly update or revise its forward-looking statements.

SUMMARY OF RESULTS OF CONTINUING OPERATIONS

Operating results are summarized below:

------------------------------------------------------------------------------------------------------
                                           Three Months Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------
                                      June 30     June 30    Percent   June 30     June 30     Percent
                                        2001        2000     Change      2001        2000      Change
------------------------------------------------------------------------------------------------------
Operating revenue ................   $ 111,001   $ 109,925      1.0%  $ 331,823   $ 319,585       3.8%
Income before interest, taxes,
  depreciation and amortization
  (EBITDA)* ......................      30,857      34,835    (11.4)     90,304      96,745      (6.7)
Operating income .................      22,872      27,844    (17.9)     66,107      75,231     (12.1)
Nonoperating (income) expense, net       1,506      (2,488)              12,472      11,063
Income from continuing operations       15,736      15,955     (1.4)     49,892      54,088      (7.8)
Earnings per common share:
  Basic ..........................   $    0.36   $    0.36       --   $    1.14   $    1.23      (7.3)
  Diluted ........................        0.36        0.36       --        1.13        1.22      (7.4)
======================================================================================================

* EBITDA is not a financial performance measurement under generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the consolidated statements of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation excludes other nonoperating items, primarily the gains and losses on sales of businesses and losses related to other ventures.

THREE MONTHS ENDED JUNE 30, 2001

Revenue consists of the following:

--------------------------------------------------------------------------------------------
                                                                    Three Months Ended
--------------------------------------------------------------------------------------------
                                                               June 30    June 30    Percent
                                                                 2001       2000     Change
--------------------------------------------------------------------------------------------
Advertising revenue:
  Retail ...................................................   $ 42,834   $ 41,032      4.4%
  National .................................................      2,454      2,281      7.6
  Classified:
    Employment .............................................      6,893      8,377    (17.7)
    Automotive .............................................      5,398      5,763     (6.3)
    Real estate ............................................      4,050      4,060     (0.2)
    All other ..............................................     10,685      9,965      7.2
--------------------------------------------------------------------------------------------
  Total classified .........................................     27,026     28,165     (4.0)
--------------------------------------------------------------------------------------------
Total advertising ..........................................     72,314     71,478      1.2
--------------------------------------------------------------------------------------------
Circulation revenue ........................................     20,210     19,681      2.7
Other revenue:
  Commercial printing ......................................      6,990      7,054     (0.9)
  Internet/online ..........................................      1,154        879     31.3
  Niche publications and other .............................      5,869      5,760      1.9
  Editorial service contracts, Internet service fees
    and other ..............................................      2,817      2,682      5.0
--------------------------------------------------------------------------------------------
                                                                 16,830     16,375      2.8
Equity in net income of associated companies ...............      1,647      2,391    (31.1)
--------------------------------------------------------------------------------------------
Total operating revenue ....................................   $111,001   $109,925      1.0%
============================================================================================

The following discussion of revenue and operating expenses is presented on an operations basis, which includes 50% of the revenue of Madison Newspapers, Inc. It is also exclusive of acquisitions and divestitures. The Company believes such comparisons provide the most meaningful information for an understanding of its business.

In 2001, total advertising revenue decreased $2,834, or 3.7%.

Retail revenue in the Company's markets was not as adversely impacted by the slowing economy as major metropolitan markets, and decreased $688, or 1.5%, in 2001. Increased emphasis on rate discipline also helped offset declines in advertising volume.

Classified advertising revenue decreased approximately $2,170, or 6.9%, in 2001. Employment advertising at the daily newspapers accounted for approximately 90% of the decrease. Unit declines in employment classified advertising index more favorably than national survey amounts. The automotive category decreased to a lesser extent and other categories were flat. Alternative publications' classified revenue increased $136, or 7.8%.

Circulation revenue decreased $300, or 1.4%, due to the Company's strategy of continuing to promote circulation volume growth over price increases. Daily newspaper circulation declined 0.4% and Sunday circulation declined 1.2%.

Other revenue increased $608, or 3.9%. Niche publications and other revenue increased $549, or 9.4%, with the introduction of new products. Internet/online revenue increased $274, or 29.9%, due to growth in advertising revenue and cross-selling with newspapers.

The following table sets forth the percentage of revenue of certain operating expenses:

--------------------------------------------------------------------------------
                                                           Three Months Ended
--------------------------------------------------------------------------------
                                                         June 30        June 30
                                                           2001           2000
--------------------------------------------------------------------------------
Compensation .....................................         38.1%          36.1%
Newsprint and ink ................................         10.4            9.6
Other operating expenses .........................         23.2           22.5
--------------------------------------------------------------------------------
                                                           71.7           68.2
--------------------------------------------------------------------------------
EBITDA ...........................................         28.3           31.8
Depreciation and amortization ....................          6.3            6.0
--------------------------------------------------------------------------------
Operating margin .................................         22.0%          25.8%
================================================================================

Costs other than depreciation and amortization increased $2,248, or 2.9%. Compensation expense increased $1,396, or 3.4%, due to additional sales personnel to drive local ad revenue, increases in medical costs, and one-time costs related to workforce reductions totaling approximately $1,400. Newsprint and ink costs increased $708, or 6.4%, as the result of a price increase offset in part by conservation efforts that decreased consumption by 1.7%. Other operating costs, exclusive of depreciation and amortization, increased $144, or 0.6%.

Nonoperating Income and Income Taxes

Financial income increased $5,893 to $6,470, due primarily to income earned on invested net proceeds from the sale of the Company's broadcast properties.

In 2001, other nonoperating income consists primarily of the $1,472 loss on the sale of several small publishing operations. In 2000, other nonoperating income consists primarily of gains from the sale of publishing properties.

Income taxes were 35.5% and 37.1% of pretax income from continuing operations for the three months ended June 30, 2001 and 2000, respectively. Income taxes were reduced in 2001 due to tax-exempt interest income and a lower effective state income tax rate.

NINE MONTHS ENDED JUNE 30, 2001

Revenue consists of the following:

-----------------------------------------------------------------------------------------------
                                                                       Nine Months Ended
-----------------------------------------------------------------------------------------------
                                                                  June 30    June 30    Percent
                                                                   2001       2000      Change
-----------------------------------------------------------------------------------------------
Advertising revenue:
  Retail .....................................................   $129,135   $119,702      7.9%
  National ...................................................      8,068      6,905     16.8
  Classified:
    Employment ...............................................     20,467     22,432     (8.8)
    Automotive ...............................................     15,316     16,213     (5.5)
    Real estate ..............................................     11,325     11,375     (0.4)
    All other ................................................     29,565     27,024      9.4
-----------------------------------------------------------------------------------------------
  Total classified ...........................................     76,673     77,044     (0.5)
-----------------------------------------------------------------------------------------------
Total advertising ............................................    213,876    203,651      5.0
-----------------------------------------------------------------------------------------------
Circulation revenue ..........................................     61,112     59,865      2.1
Other revenue:
  Commercial printing ........................................     20,464     20,215      1.2
  Internet/online ............................................      3,121      2,196     42.1
  Niche publications and other ...............................     18,420     19,920     (7.5)
  Editorial service contracts, Internet service fees and other      9,299      7,099     31.0
-----------------------------------------------------------------------------------------------
                                                                   51,304     49,430      3.8
Equity in net income of associated companies .................      5,531      6,639    (16.7)
-----------------------------------------------------------------------------------------------
Total operating revenue ......................................   $331,823   $319,585      3.8%
===============================================================================================

The following discussion of revenue and operating expenses is presented on an operations basis, which includes 50% of the revenue of Madison Newspapers, Inc. It is also exclusive of acquisitions and divestitures.

In 2001, total advertising revenue decreased $1,287, or 0.6%.

Retail revenue increased $1,227, or 1.0%, in 2001, primarily attributable to increased spending by advertisers in the first quarter of the fiscal year.

Classified advertising revenue decreased $3,274, or 3.8%, in 2001, primarily in the employment and automotive categories at the daily newspapers, offset in part by a $599, or 3.8%, increase in revenue from alternative publications.

Circulation revenue decreased $1,406, or 2.1%, due to a circulation decline of 1.6% daily and 1.9% Sunday.

Other revenue increased $1,149, or 2.4%. Niche publications and other revenue increased $931, or 4.9%, with the introduction of new products. Internet/online revenue increased $970, or 42.3%, due to growth in advertising revenue and cross-selling with newspapers.

The following table sets forth the percentage of revenue of certain operating expenses:

--------------------------------------------------------------------------------
                                                             Nine Months Ended
--------------------------------------------------------------------------------
                                                            June 30      June 30
                                                             2001         2000
--------------------------------------------------------------------------------
Compensation .....................................           38.1%        36.7%
Newsprint and ink ................................           10.1          9.3
Other operating expenses .........................           24.0         23.6
--------------------------------------------------------------------------------
                                                             72.2         69.6
--------------------------------------------------------------------------------
EBITDA ...........................................           27.8         30.4
Depreciation and amortization ....................            6.4          6.4
--------------------------------------------------------------------------------
Operating margin .................................           21.4%        24.0%
================================================================================

Costs other than depreciation and amortization increased $7,562, or 3.2%. Compensation expense increased $4,304, or 3.5%, due primarily to an increase in average compensation rates, medical costs, additional sales personnel to drive local ad revenue, and one-time costs related to workforce reductions. Newsprint and ink costs increased $2,544, or 8.1%, as a result of price increases offset in part by conservation efforts, page width reductions, and lower advertising and circulation volumes which reduced consumption by 5.9%. Other operating costs, exclusive of depreciation and amortization, increased $714, or 0.9%.

Nonoperating Income and Income Taxes

Financial income increased $22,172, due primarily to income earned on invested net proceeds from the sale of the Company's broadcast properties.

In 2001, other nonoperating income consists primarily of the loss on the sale of several small publishing operations. In 2000, other nonoperating income consists primarily of gains from the sale of publishing properties.

Income taxes were 36.5% and 37.3% of pretax income from continuing operations for the nine months ended June 30, 2001 and 2000, respectively. Income taxes were reduced in 2001 due to tax-exempt interest income and a lower state income tax rate.

DISCONTINUED OPERATIONS

On March 1, 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. On May 7, 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction on October 1, 2000. The net proceeds of approximately $565,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000. The results for the broadcast properties have been classified as discontinued operations for all periods presented.

On July 17, 2001, the Company completed the sale of its last broadcasting station. Gross proceeds of the sale totaled approximately $8,000. The after-tax gain of approximately $4,000 on the sale will be reflected in results of discontinued operations in the three months ending September 30, 2001.

Operating revenue of the broadcast division for the three months ended June 30, 2001 and 2000 was $241 and $31,803, respectively, and for the nine months ended June 30, 2001 and 2000 was $612 and $93,071, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations was $70,855 for the nine months ended June 30, 2001.

The Company anticipates that funds necessary for capital expenditures and other requirements will be available from internally generated funds, its investment portfolio and, if necessary, by accessing the capital markets.

Under the terms of its 1998 senior note agreement, the Company will be required to repay the outstanding balance of $173,400 on October 1, 2001, unless the Company reinvests the net proceeds of the sale of broadcast operations or obtains a waiver of that provision of the agreement. Accordingly, the debt has been classified as a current liability as of June 30, 2001. If the Company is required to repay the debt prior to the original maturity date, a prepayment penalty based on interest rates at the time of repayment will be required. If the debt is required to be repaid on October 1, 2001, the prepayment penalty would be approximately $11,000, based on interest rates as of June 30, 2001. Other covenants under these agreements are not considered restrictive to normal operations or stockholder dividends.

OTHER FACTORS

The Company has not been significantly impacted by inflationary pressures over the last several years. The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Price increases (or decreases) for products are implemented when deemed appropriate by management.

MARKET RISK MANAGEMENT

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. The average maturity of the investment portfolio is 55 days at June 30, 2001. Only high-quality investments are considered.

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates.

Commodities

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink.

A $10 per ton newsprint price increase would result in a reduction in income from continuing operations before income taxes of approximately $750.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The positions included in the calculations are temporary cash investments, which total $282,807 at June 30, 2001, and fixed-rate debt, which totals $173,400.

The table below presents the estimated maximum potential one-year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 30, 2001:

--------------------------------------------------------------------------------
                                                        Estimated Impact on
--------------------------------------------------------------------------------
                                                                   Income from
                                                                    Continuing
                                                                    Operations
                                                                   Before Income
                                                       Fair Value      Taxes
--------------------------------------------------------------------------------
Temporary cash investments ........................     $  (430)     $(2,400)
Fixed rate debt ...................................      (8,900)        --
================================================================================

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

PART II   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  None

           (b)    Reports on Form 8-K:

                  The following reports on Form 8-K were filed during the three months ended June 30, 2001.

                  Date of Report:  May 3, 2001

                  Item 5. The Company announced the election of Carl G. Schmidt as Vice President, Chief Financial Officer and Treasurer.

                          LEE ENTERPRISES, INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED


/s/ Carl G. Schmidt                                       DATE:  August 14, 2001
--------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer,
   and Treasurer