Form 10-K
period 2001-09-30
LEE ENTERPRISES INC
filed 2001-12-27
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

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

                                 (563) 383-2100
               --------------------------------------------------
               Registrant's telephone number, including area code

                                                        Name of Each Exchange
       Title of Each Class                               On Which Registered
--------------------------------------------------------------------------------
Securities registered pursuant to
     Section 12(b) of the Act:
  Common Stock - $2.00 par value                      New York Stock Exchange
  Preferred   Share  Purchase Rights                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Class B Common Stock - $2.00 par value
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 30, 2001. Common Stock and Class B Common Stock, $2.00 par value, $1,515,200,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001. Common Stock, $2.00 par value, 33,920,305 shares and Class B Common Stock, $2.00 par value, 10,210,918 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 2001 are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS                                                           Page


Business

Properties

Legal Proceedings

Submission of Matters to a Vote of Security Holders

Market for Registrant's Common Equity and Related Stockholder Matters

Selected Financial Data

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Financial Statements and Supplementary Data

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Directors and Executive Officers of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial Owners and Management

Certain Relationships and Related Transactions

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Consolidated Financial Statements

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

PART I

Item 1.   Business

The Company directly, and through its ownership of associated companies, publishes 28 daily newspapers and more than 100 other weekly, classified and specialty publications, along with associated online services. Many of the Company's businesses operate in geographic "clusters," which provide operational efficiencies and extend sales penetration. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

Advertising

More than one-half of the Company's revenue is derived from advertising. The Company's strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation through internal expansion into contiguous markets, as well as make selective acquisitions. Acquisition efforts are focused on newspapers with circulation from 30,000 to 125,000 and other publications that expand the Company's operating clusters.

The Company's newspapers, and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, television, other advertising media such as billboards, classified and specialty publications and direct mail, as well as other information content providers such as online services. In addition, several of the Company's daily and Sunday newspapers compete with other local newspapers in nearby cities and towns. The Company estimates that it captures more than one-half of advertising dollars spent in its markets on print, broadcast and online.

Classified publications are weekly advertising publications available in racks or delivered free by carriers or third-class mail to all households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system and are particularly effective in larger markets with high media fragmentation in which metropolitan newspapers generally have low penetration.

In late 2000, the newspaper industry began to experience declining advertising revenue demand for the first time in several years. The Company's enterprises are located in mid-size and smaller markets from the Midwest to the Pacific Northwest. These markets have been more stable than major metropolitan markets during the current downturn in advertising spending.

Circulation

After advertising, circulation is the Company's largest source of revenue. The Company estimates that its products are sold to approximately one-half, and read by approximately three-fourths, of adults in its markets. For the six months ended September 30, 2001, daily circulation improved over the prior year comparative amount, the Company's best performance in the last 10 years. Growth in circulation can, over time, also positively impact advertising revenue. The Company's strategies to improve readership and circulation include continuous improvement of content, including local news, and promotional efforts.

The Company and its affiliates publish the following daily newspapers:

------------------------------------------------------------------------------------------------
                                                                               Circulation
------------------------------------------------------------------------------------------------
Newspaper                                 City             State          Daily (M-F)     Sunday
------------------------------------------------------------------------------------------------
Southern Illinoisan ...................   Carbondale       Illinois         26,944 (1)    36,361
Herald & Review .......................   Decatur          Illinois         33,864 (1)    40,903
Quad City Times .......................   Davenport        Iowa             50,604 (1)    71,030
Globe Gazette .........................   Mason City       Iowa             18,962 (1)    23,121
Muscatine Journal .....................   Muscatine        Iowa              7,978 (1)        --
Winona Daily News .....................   Winona           Minnesota        11,546 (1)    12,663
Billings Gazette ......................   Billings         Montana          46,802 (1)    53,166
The Montana Standard ..................   Butte            Montana          14,020 (1)    14,256
Ravalli Republic ......................   Hamilton         Montana           5,814 (2)        --
Independent Record ....................   Helena           Montana          13,479 (1)    14,300
Missoulian ............................   Missoula         Montana          29,787 (1)    36,728
Beatrice Daily Sun ....................   Beatrice         Nebraska          7,893 (1)        --
Columbus Telegram .....................   Columbus         Nebraska          9,481 (1)    10,300
Fremont Tribune .......................   Fremont          Nebraska          9,213 (2)        --
Lincoln Journal Star ..................   Lincoln          Nebraska         75,292 (1)    82,957
The Bismarck Tribune ..................   Bismarck         North Dakota     26,865 (1)    30,153
Democrat-Herald .......................   Albany           Oregon           18,541 (1)    32,218 (3)
Ashland Daily Tidings .................   Ashland          Oregon            5,133 (1)        --
Corvallis Gazette-Times ...............   Corvallis        Oregon           12,265 (1)           (3)
Rapid City Journal ....................   Rapid City       South Dakota     29,726 (1)    33,730
Baraboo News Republic (4) .............   Baraboo          Wisconsin         4,021 (2)        --
Chippewa Herald .......................   Chippewa Falls   Wisconsin         7,100 (2)        --
LaCrosse Tribune ......................   LaCrosse         Wisconsin        31,009 (1)    40,531
The Capital Times (4) .................   Madison          Wisconsin        19,871 (1)        --
Wisconsin State Journal (4) ...........   Madison          Wisconsin        87,871 (1)   155,562
Portage Daily Register (4) ............   Portage          Wisconsin         4,801 (2)        --
The Journal Times .....................   Racine           Wisconsin        29,136 (1)    30,039
Shawano Leader (4) ....................   Shawano          Wisconsin         5,735 (1)     6,095
------------------------------------------------------------------------------------------------
Total paid daily and Sunday circulation                                    643,753       724,113
------------------------------------------------------------------------------------------------

(1)  Source:  Audit Bureau of Circulations (ABC):  Six months ended September
     2001.
(2)  Source:  Company statistics.
(3)  Combined edition.
(4) Published by Madison Newspapers, Inc. (MNI). The Company owns 50% of the capital stock of MNI and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of MNI. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper field and in the rating services.

Commercial Printing

The Company offers commercial printing services through the following entities:

--------------------------------------------------------------------------------
                                                    City               State
--------------------------------------------------------------------------------

William Street Press .....................         Decatur            Illinois
Hawkeye Printing .........................         Davenport          Iowa
Platen Press .............................         Deer Lodge         Montana
Farcountry Press .........................         Helena             Montana
Broadwater Printing ......................         Townsend           Montana
Oak Creek Printing .......................         Lincoln            Nebraska
Little Nickel Quik Print .................         Lynnwood           Washington
Spokane Print and Mail ...................         Spokane            Washington
--------------------------------------------------------------------------------

Online Services

The Company's Internet activities are comprised of websites supporting each of its daily newspapers and investments in, or loans to, three Internet service companies, which provide web solutions for small daily and weekly newspapers and shoppers, provide integrated online classified solutions for the newspaper industry, or integrate online editorial content with transactional and promotional opportunities. The Internet activities of the newspapers are reported and managed as a part of the Company's publishing operations.

Newsprint

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate to its needs. Newsprint prices are volatile and fluctuate based upon factors that include both the foreign and domestic production capacity and consumption. The price fluctuations can have a significant effect on the results of operations. For the quantitative impacts of these fluctuations, see "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 7, included herein.

Officers

The following table lists officers of the Company as of December 1, 2001:

-------------------------------------------------------------------------------------------------
                                     Service          Named
                                     With The       To Present
           Name               Age    Company          Office            Present Office
-------------------------------------------------------------------------------------------------
Mary E. Junck ............    54   June 1999       January 2001    President and Chief Executive
                                                                   Officer

James W. Hopson ..........    55   August 2000     August 2000     Vice President - Publishing

Brian E. Kardell .........    38   January 1991    January 2001    Vice President - Information
                                                                   Systems/Chief Information
                                                                   Officer

Vytenis P. Kuraitis ......    53   August 1994     January 1997    Vice President - Human
                                                                   Resources

Michael E. Phelps ........    55   February 2000   February 2000   Vice President - Sales &
                                                                   Marketing

Gregory P. Schermer ......    47   February 1989   November 1997   Vice President - Interactive
                                                                   Media and Corporate Counsel

Carl G. Schmidt ..........    45   May 2001        May 2001        Vice President, Chief Financial
                                                                   Officer and Treasurer

David B. Stoeffler .......    42   June 1981       December 2001   Vice President for News

John VanStrydonck ........    48   March 1981      June 2000       Vice President - Publishing

Greg R. Veon .............    49   April 1976      November 1999   Vice President - Publishing
--------------------------------------------------------------------------------------------------

Mary E. Junck was elected President and Chief Executive Officer of the Company in January 2001. Ms. Junck was elected Executive Vice President and Chief Operating Officer in May 1999 and President in January 2000. From May 1996 to April 1999 she was Executive Vice President of The Times Mirror Company and President of Eastern Newspapers. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993.

James W. Hopson was elected Vice President - Publishing and publisher of the Wisconsin State Journal in July 2000. For more than the past five years prior to July 2000, he was Chief Executive Officer of Thomson Newspapers Central Ohio Strategic Marketing Group.

Brian E. Kardell was appointed Vice President - Information Systems/Chief Information Officer in January 2001. From 1997 to 2001, Mr. Kardell was Chief Information Officer. Prior to 2001, he was Director of Information Services.

Vytenis P. Kuraitis was elected Vice President - Human Resources in January 1997. From August 1994 through January 1997 he was Director of Human Resources.

Michael E. Phelps was elected Vice President - Sales and Marketing in February 2000. For more than the past five years prior to February 2000, he was managing principal of Phelps, Cutler & Associates, newspaper management consultants.

Gregory P. Schermer was elected Vice President - Interactive Media in November 1997. From 1989 through November 1997 he was, and continues to serve as, Corporate Counsel for the Company.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001. From July 1994 until September 2000, Mr. Schmidt was Senior Vice President and Chief Financial Officer of Johnson Outdoors Inc. From 1988 to 1994 he was a partner of KPMG, LLP.

David B. Stoeffler was appointed Vice President for News in December 2001. From 1997 to December 2001, Mr. Stoeffler was Editor of the Lincoln Journal Star. From 1995 to 1997, he was Editor of the La Crosse Tribune.

John VanStrydonck was elected Vice President - Publishing in June 2000. From September 1994 to June 2000 he was Publisher of the Rapid City Journal and was Chairman and Chief Operating Officer of NAPP Systems from September 1994 until its sale by Lee in January 1997.

Greg R. Veon was elected Vice President - Publishing in November 1999; from November 1995 through November 1999 he was Vice President - Marketing.

Other Matters

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, or materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

At September 30, 2001, the Company had approximately 4,900 employees, including approximately 1,300 part-time employees, exclusive of MNI. The Company considers its relationship with employees to be good.

Item 2.    Properties

The Company's executive offices are located in leased facilities at 215 North Main Street, Davenport, Iowa.

All of the Company's printing facilities (except Madison, Wisconsin, which is owned by MNI, and a leased plant in Spokane, Washington) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped with typesetting, printing and other required equipment.

Item 3.    Legal Proceedings

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Common  Stock of the Company is listed on the New York Stock  Exchange.  Class B
Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale or the option of the holder into Common Stock. The table below shows the high and low prices of Common Stock for each quarter during the past three years, the closing price at the end of each quarter and the dividends paid per share.

--------------------------------------------------------------------------------
                                                          Quarter
--------------------------------------------------------------------------------
                                             1st        2nd      3rd       4th
--------------------------------------------------------------------------------

STOCK PRICES

2001
  High ..............................       $30.69    $32.55    $34.98    $34.40
  Low ...............................        24.81     26.94     29.25     29.40
  Closing ...........................        29.81     30.45     33.00     31.67

2000
  High ..............................       $32.25    $31.56    $26.19    $28.94
  Low ...............................        27.25     19.69     20.50     23.25
  Closing ...........................        31.94     26.13     23.31     28.88

1999
  High ..............................       $31.50    $31.44    $30.50    $31.06
  Low ...............................        21.81     26.31     27.50     26.13
  Closing ...........................        31.50     29.00     30.50     27.38

DIVIDENDS

2001 ................................        $0.17     $0.17     $0.17     $0.17
2000 ................................         0.16      0.16      0.16      0.16
1999 ................................         0.15      0.15      0.15      0.15
--------------------------------------------------------------------------------

For a description of the relative rights of Common Stock and Class B Common Stock, see Note 6 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2001, the Company had 2,954 holders of Common Stock and 1,954 holders of Class B Common Stock.

On November 15, 2001, the Board of Directors declared a dividend in the amount of 17(cent) per share on the issued and outstanding Common Stock of the Company, and a dividend in the amount of 17(cent) per share on the issued and outstanding Class B Common Stock of the Company, be paid on January 2, 2002, to stockholders of record on December 3, 2001.

Item 6.    Selected Financial Data

-----------------------------------------------------------------------------------------------------
                                                             Year Ended September 30
-----------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)     2001         2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------
OPERATING RESULTS
Operating revenue ......................   $  441,153    $431,513    $413,846    $391,261    $326,197
Operating income .......................       86,016     102,467      97,369      87,899      81,889
----------------------------------------------------------------------------------------------------
Income from continuing operations ......   $   59,457    $ 69,875    $ 56,821    $ 47,674    $ 49,879
Discontinued operations ................      254,771      13,788      11,152      14,559      14,351
-----------------------------------------------------------------------------------------------------
Net income .............................   $  314,228    $ 83,663    $ 67,973    $ 62,233    $ 64,230
-----------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE

Basic:
  Continuing operations ................   $     1.36    $   1.59    $   1.29    $   1.07    $   1.07
  Discontinued operations ..............         5.82        0.31        0.25        0.32        0.31
-----------------------------------------------------------------------------------------------------
Net income .............................   $     7.18    $   1.90    $   1.54    $   1.39    $   1.38
-----------------------------------------------------------------------------------------------------

Diluted:
  Continuing operations ................   $     1.35    $   1.58    $   1.27    $   1.05    $   1.06
  Discontinued operations ..............         5.78        0.31        0.25        0.32        0.30
-----------------------------------------------------------------------------------------------------
Net income .............................   $     7.13    $   1.89    $   1.52    $   1.37    $   1.36
-----------------------------------------------------------------------------------------------------

Weighted average common shares
  outstanding:
  Basic ................................       43,784      44,005      44,273      44,829      46,393
  Diluted ..............................       44,089      44,360      44,861      45,557      47,243
-----------------------------------------------------------------------------------------------------

Dividends ..............................   $     0.68    $   0.64    $   0.60    $   0.56    $   0.52
-----------------------------------------------------------------------------------------------------

BALANCE SHEET INFORMATION

Total assets ...........................   $1,000,397    $746,233    $679,513    $660,585    $650,963
Debt, including current maturities .....      173,400     222,932     204,625     219,481     203,735
Stockholders' equity ...................      681,944     395,167     354,329     319,759     319,390
-----------------------------------------------------------------------------------------------------

OTHER INFORMATION

EBITDA/revenue .........................        26.8%       30.5%       30.2%       29.1%       30.2%
Operating income/revenue ...............        19.5        23.7        23.5        22.5        25.1
Income from continuing operations/
  revenue ..............................        13.5        16.2        13.7        12.2        15.2
Dividends/income from continuing
  operations ...........................        50.1        40.5        46.9        52.8        48.5
-----------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three years ended September 30, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

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

CONTINUING OPERATIONS

Operating results are summarized below:

------------------------------------------------------------------------------------------------
                                                  Year Ended September 30         Percent Change
------------------------------------------------------------------------------------------------
                                                                                  2001      2000
                                                                                   vs.       vs.
(Thousands, Except Per Common Share Data)      2001        2000        1999       2000      1999
------------------------------------------------------------------------------------------------
Operating revenue ........................   $441,153    $431,513    $413,846      2.2%     4.3%
Income before interest, taxes,
  depreciation and amortization
  (EBITDA)(1) ............................    118,174     131,793     124,955    (10.3)     5.5
Operating income .........................     86,016     102,467      97,369    (16.1)     5.2
Nonoperating (income) expense, net .......     (6,418)     (7,748)     10,205    (17.2)      NM
Income from continuing operations ........     59,457      69,875      56,821    (14.9)    23.0
Earnings per common share:
  Basic ..................................   $   1.36    $   1.59    $   1.29    (14.5)    23.3
  Diluted ................................       1.35        1.58        1.27    (14.6)    24.4
------------------------------------------------------------------------------------------------

(1) EBITDA is not a financial performance measurement under United States generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the consolidated statements of cash flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation excludes other nonoperating items, primarily the gains and losses on sales of businesses and losses related to other ventures.

                                  2001 VS 2000

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------
                                                                    Year Ended September 30
-----------------------------------------------------------------------------------------------
                                                                                        Percent
(Thousands)                                                        2001       2000      Change
-----------------------------------------------------------------------------------------------
Advertising revenue:
  Retail .....................................................   $169,790   $160,766      5.6%
  National ...................................................     10,345      9,317     11.0
  Classified:
    Employment ...............................................     28,200     31,234     (9.7)
    Automotive ...............................................     20,971     21,990     (4.6)
    Real estate ..............................................     16,091     15,614      3.1
    All other ................................................     38,727     37,292      3.8
----------------------------------------------------------------------------------------------
  Total classified ...........................................    103,989    106,130     (2.0)
----------------------------------------------------------------------------------------------
Total advertising ............................................    284,124    276,213      2.9
----------------------------------------------------------------------------------------------
Circulation ..................................................     82,128     80,468      2.1
Other:
  Commercial printing ........................................     26,767     26,652      0.4
  Internet/online ............................................      4,380      3,250     34.8
  Niche publications and other ...............................     25,843     26,609     (2.9)
  Editorial service contracts, Internet service fees and other     10,260      8,944     14.7
----------------------------------------------------------------------------------------------
                                                                   67,250     65,455      2.7
Equity in net income of associated companies .................      7,651      9,377    (18.4)
----------------------------------------------------------------------------------------------
Total operating revenue ......................................   $441,153   $431,513      2.2%
----------------------------------------------------------------------------------------------

The following discussion of revenue and operating expenses is presented on an operations basis, which includes 100% of the revenue and expenses of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is also exclusive of acquisitions, divestitures and corporate expenses. The Company believes such comparisons provide the most meaningful information for an understanding of its business.

In 2001, total advertising revenue decreased $4,527,000, or 1.4%. Retail revenue in the Company's markets was not as adversely impacted by the slowing economy as major metropolitan markets, and increased $1,305,000, or 0.7%, in 2001. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume. Retail rates increased 3.0% in 2001.

Classified advertising revenue decreased approximately $5,963,000, or 4.5%, in 2001. Higher margin employment advertising at the daily newspapers accounted for approximately 96% of the decrease and declined 12.5% for the year. Unit declines in employment classified advertising compare favorably to national survey amounts. The automotive category decreased to a lesser extent (6.1%) and other categories were flat.

Circulation revenue decreased $1,038,000, or 1.1%. The Company's daily newspaper circulation increased 0.7% and Sunday circulation declined 0.2% for the six months ended September 30, 2001, the first upward movement in circulation since 1998, and the Company's best performance in the last 10 years. The Company is focused on growing circulation through a number of initiatives.

Other revenue increased $986,000, or 1.4%. Internet/online revenue increased $1,299,000, or 36.7%, due to growth in advertising revenue and cross selling with the Company's newspapers.

The following table sets forth the percentage of revenue of the Company's operating expenses:


--------------------------------------------------------------------------------
                                                         Year Ended September 30
--------------------------------------------------------------------------------
                                                            2001           2000
--------------------------------------------------------------------------------

Compensation .....................................          35.5%          34.3%
Newsprint and ink ................................          10.4            9.5
Other operating expenses .........................          22.5           21.6
--------------------------------------------------------------------------------
                                                            68.4           65.4
--------------------------------------------------------------------------------
EBITDA ...........................................          31.6           34.6
Depreciation and amortization ....................           5.9            5.7
--------------------------------------------------------------------------------
Operating margin .................................          25.7%          28.9%
--------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $11,888,000, or 3.7%. Compensation expense increased $4,339,000, or 2.5%, due to additional sales personnel to drive local ad revenue, increases in medical costs, and one-time costs related to workforce reductions totaling approximately $500,000. Overall, full-time equivalent personnel declined 0.4%, 2.6% in the fourth quarter of 2001, which will mitigate normal increases in compensation costs in 2002. Newsprint and ink costs increased $4,169,000, or 8.8%, as the result of price increases offset in part by conservation efforts that decreased consumption by 4.5%. Other operating costs, exclusive of depreciation and amortization, increased $3,380,000, or 3.1%. Increases in provisions for doubtful accounts accounted for approximately one-third of the increase.

Included in corporate expenses, but not in the comparison above, is $1,700,000 of one-time costs in 2001 related to exiting certain benefit programs and workforce reductions.

Nonoperating Income and Income Taxes

Financial income increased $25,289,000 to $28,548,000 in 2001, due primarily to income earned on invested net proceeds from the sale of the Company's broadcast properties in October 2000. The Company expects a significant decline in financial income in 2002 as reinvestment rates for its investment portfolio have decreased substantially. Further, the Company's invested balances have decreased due to required income tax payments, offset to some extent by funds generated from operations.

In 2001, other nonoperating income consists primarily of realized and unrealized losses on the sale of several small publishing operations and the writedown of certain nonoperating assets. In 2000, other nonoperating income consists primarily of gains from the sale of publishing properties.

Income taxes were 35.7% and 36.6% of pretax income from continuing operations for 2001 and 2000, respectively. Income taxes were reduced in 2001 due to tax-exempt interest income and a lower effective state income tax rate.

                                  2000 VS. 1999

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-------------------------------------------------------------------------------------------------
                                                                         Year Ended September 30
-------------------------------------------------------------------------------------------------
                                                                                          Percent
(Thousands)                                                         2000       1999       Change
-------------------------------------------------------------------------------------------------
Advertising revenue:
  Retail ......................................................   $160,766   $155,379       3.5%
  National ....................................................      9,317      8,736       6.7
  Classified:
    Employment ................................................     31,234     26,390      18.4
    Automotive ................................................     21,990     20,330       8.2
    Real estate ...............................................     15,614     13,318      17.2
    All other .................................................     37,292     40,239      (7.3)
-------------------------------------------------------------------------------------------------
  Total classified ............................................    106,130    100,277       5.8
-------------------------------------------------------------------------------------------------
Total advertising .............................................    276,213    264,392       4.5
-------------------------------------------------------------------------------------------------
Circulation revenue ...........................................     80,468     83,102      (3.2)
Other:
   Commercial printing ........................................     26,652     23,775      12.1
   Internet/online ............................................      3,250      1,598     103.4
   Niche publications and other ...............................     26,609     22,997      15.7
   Editorial service contracts, Internet service fees and other      8,944      8,744       2.3
-------------------------------------------------------------------------------------------------
                                                                    65,455     57,114      14.6
Equity in net income of associated companies ..................      9,377      9,238       1.5
-------------------------------------------------------------------------------------------------
Total operating revenue .......................................   $431,513   $413,846       4.3%
-------------------------------------------------------------------------------------------------

The following discussion of revenue and operating expenses is presented on an operations basis, which includes 100% of the revenue and expenses of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is also exclusive of acquisitions, divestitures and corporate expenses. The Company believes such comparisons provide the most meaningful information for an understanding of its business.

In 2000, total advertising revenue increased $10,003,000, or 3.2%. Retail revenue in the Company's markets increased $3,702,000, or 2.1%, in 2000. Volume increases resulting from emphasis on price incentives drove the increase.

Classified advertising revenue increased approximately $5,177,000, or 4.1%, in 2000. Employment, automotive and real estate advertising all increased.

Circulation revenue decreased $1,874,000, or 1.9%, primarily due to a decrease in units. Daily newspaper circulation declined 2.7% and Sunday circulation declined 1.6% for the six months ended September 30, 2000.

Other revenue increased $1,176,000, or 1.7%. Niche publications and other revenue increased $2,915,000, or 10.5%, with the introduction of new products. Internet/online revenue increased $1,690,000, or 91.3%, due to growth in advertising revenue. Commercial printing declined $3,859,000, offsetting other increases.

The following table sets forth the percentage of revenue of the Company's operating expenses:

--------------------------------------------------------------------------------
                                                         Year Ended September 30
--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------

Compensation .....................................          34.3%          33.6%
Newsprint and ink ................................           9.5            9.6
Other operating expenses .........................          21.9           22.3
--------------------------------------------------------------------------------
                                                            65.7           65.5
--------------------------------------------------------------------------------
EBITDA ...........................................          34.3           34.5
Depreciation and amortization ....................           5.5            5.8
--------------------------------------------------------------------------------
Operating margin .................................          28.8%          28.7%
--------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $6,792,000, or 2.1%. Compensation expense increased $6,572,000, or 4.0%, due to normal increases in rates. Newsprint and ink costs were flat as price increases were offset by a 3.7% decline in volume. Other operating costs, exclusive of depreciation and amortization, increased $202,000, or 0.2%.

Nonoperating Income and Income Taxes

In 2000, other nonoperating income consists primarily of gains from the sale of publishing properties.

Income taxes were 36.6% and 34.8% of pretax income from continuing operations for 2000 and 1999, respectively. Income taxes were reduced by $1,500,000 in 1999 due to favorable settlement of a contested matter.

DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000,000. The results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,000,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations.

Operating revenue of the broadcast properties for 2001, 2000 and 1999 was $647,000, $122,857,000 and $122,487,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations was $107,164,000 for 2001, $103,198,000 in 2000 and $77,220,000 in 1999.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $12,000,000 in 2002, and other requirements will be available from internally generated funds, its investment portfolio and, if necessary, by accessing the capital markets. The Company has substantial liquidity and unused borrowing capacity, including a $50,000,000 unsecured revolving credit agreement that expires in 2003.

Under the terms of its 1998 note purchase agreement, the Company will be required to repay the then outstanding balance of $161,800,000 on October 1, 2002, unless the Company reinvests the net proceeds of the sale of broadcast operations or obtains a waiver of that provision of the agreement. If the Company is required to repay the debt prior to the original maturity date, a prepayment penalty based on interest rates at the time of repayment will be required. If the debt is required to be repaid on October 1, 2002, the prepayment penalty would be approximately $14,200,000, based on interest rates at September 30, 2001.

Other covenants under this agreement are not considered restrictive to normal operations or historical amounts of stockholder dividends.

SEASONALITY

The Company's largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail run-of-press advertising is higher in the first and third fiscal quarters. Newspaper classified advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 13 to the Consolidated Financial Statements, included herein.

OTHER FACTORS

The Company has not been significantly impacted by inflationary pressures over the last several years. The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Price increases (or decreases) for the Company's products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements and cost reductions to mitigate the impact of inflation.

MARKET RISK MANAGEMENT

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. The average maturity of the investment portfolio is 57 days at September 30, 2001. Only high-quality investments are considered.

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

A $10 per ton newsprint price increase would result in a reduction in income from continuing operations before income taxes of approximately $660,000, excluding MNI.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The positions included in the calculations are temporary cash investments, which total $211,221,000 at September 30, 2001, and fixed-rate debt, which totals $173,400,000.

The table below presents the estimated maximum potential one-year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at September 30, 2001:

--------------------------------------------------------------------------------
(Thousands)                                           Estimated Impact on
--------------------------------------------------------------------------------
                                                                  Income from
                                                                  Continuing
                                                               Operations Before
                                                    Fair Value   Income Taxes
--------------------------------------------------------------------------------
Temporary cash investments ..................        $  (330)         $(1,780)
Fixed rate debt .............................         (7,800)              --
--------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this Item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is included herein on pages 17 to 38, immediately following Part IV.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information with respect to this Item, except for certain information included under the heading "Officers" in Part I of this Form 10-K, is included in the Company's Proxy Statement dated December 27, 2001, which is incorporated herein reference, under the headings "Proposal One - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.   Executive Compensation

Information with respect to this Item is included in the Company's Proxy Statement dated December 27, 2001, which is incorporated herein by reference, under the headings "Proposal One - Election of Directors," "Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation" shall not be deemed to be incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item is included in the Company's Proxy Statement dated December 27, 2001, which is incorporated herein by reference, under the heading "Voting Securities and Principal Holders Thereof."

Item 13.   Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


The following documents are filed as part of this Form 10-K:

Financial Statements

   Consolidated Balance Sheets - September 30, 2001 and 2000
   Consolidated Statements of Income - Years ended
     September 30, 2001, 2000 and 1999
   Consolidated Statements of Stockholders' Equity
     - Years ended September 30, 2001, 2000 and 1999
   Consolidated  Statements  of Cash  Flows - Years  ended
     September 30, 2001, 2000 and 1999
   Notes to Consolidated Financial Statements
   Independent Auditor's Report
   Report of Management

Financial Statement Schedules

   II - Valuation and Qualifying Accounts - Years ended
          September 30, 2001, 2000 and 1999

   All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

Exhibits

    21 Subsidiaries
    23 Consent of McGladrey & Pullen, LLP
    24 Power of Attorney

Reports on Form 8-K

The Company filed a report on Form 8-K dated September 5, 2001. The Company reported under Item 5 that it has amended its 1998 Note Purchase Agreement, extending the period for required reinvestment of proceeds from the sale of its broadcast properties to October 1, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December 2001.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck                        /s/ Carl G. Schmidt
-------------------------------------    ----------------------------------
Mary E. Junck                            Carl G. Schmidt
President and Chief Executive Officer    Vice President, Chief Financial Officer
                                         and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 15th day of November, 2001.

      Signature

/s/ Rance E. Crain                       Director
-------------------------------------
Rance E. Crain

/s/ Richard D. Gottlieb                  Chairman of the Board and Director
-------------------------------------
Richard D. Gottlieb

/s/ J. P. Guerin                         Director
-------------------------------------
J. P. Guerin

/s/ Mary E. Junck                        President and Chief Executive Officer
-------------------------------------    and Director
Mary E. Junck

/s/ William E. Mayer                     Director
-------------------------------------
William E. Mayer

/s/ Herbert W. Moloney III               Director
-------------------------------------
Herbert W. Moloney III

/s/ Andrew E. Newman                     Director
-------------------------------------
Andrew E. Newman

/s/ Gordon D. Prichett                   Director
-------------------------------------
Gordon D. Prichett

/s/ Gregory P. Schermer                  Vice President - Interactive Media
-------------------------------------    and Corporate Counsel and Director
Gregory P. Schermer

/s/ Phyllis Sewell                       Director
-------------------------------------
Phyllis Sewell

/s/ Mark Vittert                         Director
-------------------------------------
Mark Vittert

CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE


Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor's Report

Report of Management

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                                    September 30
--------------------------------------------------------------------------------------
(Thousands, Except Per Share Data)                                2001         2000
--------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents ................................   $  272,169   $   29,427
  Temporary cash investments ...............................      211,221           --
  Accounts receivable, less allowance for doubtful accounts:
    2001 $4,419; 2000 $3,344 ...............................       41,349       41,212
  Receivable from associated companies .....................        1,500        1,500
  Inventories ..............................................        3,997        4,280
  Other ....................................................        7,441        7,380
  Net assets of discontinued operations ....................           --      167,767
--------------------------------------------------------------------------------------
                                                                  537,677      251,566
--------------------------------------------------------------------------------------
Investments:
  Associated companies .....................................       18,940       19,155
  Other ....................................................       13,585       15,021
--------------------------------------------------------------------------------------
                                                                   32,525       34,176
--------------------------------------------------------------------------------------
Property and equipment:
  Land and improvements ....................................       10,958       11,473
  Buildings and improvements ...............................       62,914       63,893
  Equipment ................................................      179,052      172,366
--------------------------------------------------------------------------------------
                                                                  252,924      247,732
  Less accumulated depreciation ............................      133,863      120,376
--------------------------------------------------------------------------------------
                                                                  119,061      127,356
--------------------------------------------------------------------------------------
Intangible assets ..........................................      310,590      332,520
Other ......................................................          544          615
--------------------------------------------------------------------------------------
                                                               $1,000,397   $  746,233
--------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                                                                  September 30
-------------------------------------------------------------------------------------
                                                               2001          2000
-------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt   $    11,600    $    49,532
  Accounts payable .....................................        10,825         14,242
  Compensation and other accrued liabilities ...........        27,232         27,603
  Income taxes payable .................................        57,281          7,799
  Unearned income ......................................        18,201         18,451
-------------------------------------------------------------------------------------
                                                               125,139        117,627
-------------------------------------------------------------------------------------
Long-term debt, net of current maturities ..............       161,800        173,400
-------------------------------------------------------------------------------------
Deferred items:
  Retirement and compensation ..........................        13,178         13,418
  Income taxes .........................................        18,336         46,621
-------------------------------------------------------------------------------------
                                                                31,514         60,039
-------------------------------------------------------------------------------------
Stockholders' equity:
  Serial convertible preferred, no par value;
    authorized 500 shares; issued none .................            --             --
  Common Stock, $2 par value; authorized ...............        67,318         66,140
    60,000 shares; issued and outstanding:
      2001 33,659 shares;
      2000 33,070 shares
  Class B Common Stock, $2 par value; authorized .......        20,758         21,480
    30,000 shares; issued and outstanding:
      2001 10,379 shares;
      2000 10,740 shares
  Additional paid-in capital ...........................        48,164         37,330
  Unearned compensation ................................        (1,130)        (1,227)
  Retained earnings ....................................       546,834        271,444
-------------------------------------------------------------------------------------
                                                               681,944        395,167
-------------------------------------------------------------------------------------
                                                           $ 1,000,397    $   746,233
-------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------
                                                              Year Ended September 30
-------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                  2001         2000        1999
-------------------------------------------------------------------------------------------
Operating revenue:
  Advertising .......................................   $ 284,124    $ 276,213    $ 264,392
  Circulation .......................................      82,128       80,468       83,102
  Other .............................................      67,250       65,455       57,114
  Equity in net income of associated companies ......       7,651        9,377        9,238
-------------------------------------------------------------------------------------------
                                                          441,153      431,513      413,846
-------------------------------------------------------------------------------------------
Operating expenses:
  Compensation ......................................     170,726      158,884      150,462
  Newsprint and ink .................................      43,011       38,625       37,447
  Depreciation ......................................      16,398       14,546       13,766
  Amortization of intangible assets .................      15,760       14,780       13,820
  Other .............................................     109,242      102,211      100,982
-------------------------------------------------------------------------------------------
                                                          355,137      329,046      316,477
-------------------------------------------------------------------------------------------
Operating income ....................................      86,016      102,467       97,369
-------------------------------------------------------------------------------------------
Non-operating (income) expense, net:
  Financial income ..................................     (28,548)      (3,259)      (1,920)
  Financial expense .................................      11,963       12,643       12,863
  Other, net ........................................      10,167      (17,132)        (738)
-------------------------------------------------------------------------------------------
                                                           (6,418)      (7,748)      10,205
-------------------------------------------------------------------------------------------
Income from continuing operations before income taxes      92,434      110,215       87,164
Income tax expense ..................................      32,977       40,340       30,343
-------------------------------------------------------------------------------------------
Income from continuing operations ...................      59,457       69,875       56,821
-------------------------------------------------------------------------------------------
Discontinued operations:
  Income from discontinued operations, net of
    income tax effect ...............................          --        4,738       11,152
  Gain on disposition, net of income tax effect .....     254,771        9,050           --
-------------------------------------------------------------------------------------------
                                                          254,771       13,788       11,152
-------------------------------------------------------------------------------------------
Net income ..........................................   $ 314,228    $  83,663    $  67,973
-------------------------------------------------------------------------------------------
Earnings per common share:
  Basic:
    Continuing operations ...........................   $    1.36    $    1.59    $    1.29
    Discontinued operations .........................        5.82         0.31         0.25
-------------------------------------------------------------------------------------------
Net income ..........................................   $    7.18    $    1.90    $    1.54
-------------------------------------------------------------------------------------------
  Diluted:
    Continuing operations ...........................   $    1.35    $    1.58    $    1.27
    Discontinued operations .........................        5.78         0.31         0.25
-------------------------------------------------------------------------------------------
Net income ..........................................   $    7.13    $    1.89    $    1.52
-------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                              Year Ended September 30
----------------------------------------------------------------------------------------------------------------------
                                                           Amount                                 Shares
------------------------------------------------------------------------------      ----------------------------------
                                               2001         2000         1999          2001        2000         1999
------------------------------------------------------------------------------      ----------------------------------
Common Stock:
Balance, beginning of year .............   $  66,140    $  66,142    $  65,144       33,070       33,071       32,572
  Conversion from Class B
    Common Stock .......................         694          770        1,116          347          385          558
  Shares issued ........................       1,194          478          286          597          239          143
  Shares reacquired ....................        (710)      (1,250)        (404)        (355)        (625)        (202)
------------------------------------------------------------------------------      ----------------------------------
Balance, end of year ...................      67,318       66,140       66,142       33,659       33,070       33,071
------------------------------------------------------------------------------      ----------------------------------

Class B Common Stock:
  Balance, beginning of year ...........      21,480       22,376       23,556       10,740       11,188       11,778
    Conversion to Common
      Stock ............................        (694)        (770)      (1,116)        (347)        (385)        (558)
    Shares reacquired ..................         (28)        (126)         (64)         (14)         (63)         (32)
------------------------------------------------------------------------------      ----------------------------------
Balance, end of year ...................      20,758       21,480       22,376       10,379       10,740       11,188
------------------------------------------------------------------------------      ----------------------------------

Additional Paid-In Capital:
  Balance, beginning of year ...........      37,330       32,641       28,715
    Shares issued ......................      10,834        4,689        3,926
------------------------------------------------------------------------------
Balance, end of year ...................      48,164       37,330       32,641
------------------------------------------------------------------------------

Unearned Compensation:
  Balance, beginning of year ...........      (1,227)        (961)        (650)
    Restricted shares issued ...........      (1,136)      (1,364)      (1,081)
    Restricted shares canceled .........         251          283           45
    Amortization .......................         982          815          725
------------------------------------------------------------------------------
Balance, end of year ...................      (1,130)      (1,227)        (961)
------------------------------------------------------------------------------

Retained Earnings:
  Balance, beginning of year ...........     271,444      234,131      202,994
    Net income .........................     314,228       83,663       67,973
    Cash dividends per
      common share: ....................     (29,797)     (28,288)     (26,623)
      2001 $0.68;
      2000 $0.64;
      1999 $0.60
    Shares reacquired ..................      (9,041)     (18,062)     (10,213)
------------------------------------------------------------------------------
Balance, end of year ...................     546,834      271,444      234,131
------------------------------------------------------------------------------      ----------------------------------
Total stockholders' equity .............   $ 681,944    $ 395,167    $ 354,329       44,038       43,810       44,259
------------------------------------------------------------------------------      ----------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------
                                                                     Year Ended September 30
--------------------------------------------------------------------------------------------------
(Thousands)                                                      2001         2000         1999
--------------------------------------------------------------------------------------------------
Cash provided by operating activities:
  Net income ...............................................   $ 314,228    $  83,663    $  67,973
  Less: discontinued operations ............................     254,771       13,788       11,152
--------------------------------------------------------------------------------------------------
Income from continuing operations ..........................      59,457       69,875       56,821
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities of continuing operations:
    Depreciation and amortization ..........................      32,158       29,326       27,586
    Losses (gains) on sales, or expected sales, of assets ..       6,233      (18,439)        (738)
    Distributions less than earnings of associated companies        (552)      (2,891)      (2,220)
    Change in assets and liabilities, net of effects
      from business acquisitions:
    Decrease (increase) in receivables .....................        (654)       2,422       (3,491)
    Decrease (increase) in inventories and other ...........         113        3,751       (1,218)
    Increase (decrease) in accounts payable,
      accrued expenses and unearned income .................      (5,232)       8,357       (1,620)
    Increase (decrease) in income taxes payable ............       6,449        2,421       (1,097)
    Other ..................................................       9,192        8,376        3,197
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities ..................     107,164      103,198       77,220
--------------------------------------------------------------------------------------------------
Cash required for investing activities:
  Purchases of temporary cash investments ..................    (872,836)          --           --
  Proceeds from sales of temporary cash investments ........     661,615           --           --
  Purchases of property and equipment ......................      (9,904)     (25,392)     (24,938)
  Acquisitions, net ........................................      (4,518)     (71,609)     (15,416)
  Proceeds from sales of assets ............................       5,341        8,775          492
  Other ....................................................      (3,002)         929       (3,867)
--------------------------------------------------------------------------------------------------
Net cash required for investing activities .................    (223,304)     (87,297)     (43,729)
--------------------------------------------------------------------------------------------------
Cash required for financing activities:
  Proceeds from (payments on) short-term notes payable, net      (37,937)      30,500        6,000
  Payments on long-term debt ...............................     (11,600)          --      (25,000)
  Purchases of common stock ................................     (10,050)     (20,021)     (11,830)
  Cash dividends paid ......................................     (29,797)     (28,288)     (26,623)
  Other, primarily issuance of common stock ................      11,358        4,210        4,418
--------------------------------------------------------------------------------------------------
Net cash required for financing activities .................     (78,026)     (13,599)     (53,035)
--------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations ...............     436,908       16,589       13,139
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and  cash equivalents ......     242,742       18,891       (6,405)
Cash and cash equivalents:
  Beginning of year ........................................      29,427       10,536       16,941
--------------------------------------------------------------------------------------------------
  End of year ..............................................   $ 272,169    $  29,427    $  10,536
--------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company directly, and through its ownership of associated companies, publishes 28 daily newspapers and more than 100 other weekly, classified and specialty publications, along with associated online services.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Certain amounts as previously reported have been reclassified to conform with the current year presentation.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly, or majority-owned, subsidiaries. All significant intercompany transactions have been eliminated.

Cash and cash equivalents

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

Investments

All temporary cash investments, consisting of municipal and corporate debt securities, are classified as held to maturity, as the Company has the ability and the positive intent to do so. Such securities are stated at amortized cost, adjusted for amortization of premium and accretion of discount. Due to the short term nature of these investments, carrying value approximates fair value.

Investments in the common stock of associated companies are reported at cost plus the Company's share of undistributed earnings since acquisition, less amortization of intangible assets.

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement. These investments are classified as trading securities and carried at fair value with gains and losses reported in the Consolidated Statements of Income.

Inventories

Newsprint inventories are priced at the lower of cost or market with cost being determined primarily by the last-in, first-out method. Newsprint inventories at September 30, 2001 and 2000 were less than replacement cost by $2,954,000 and $4,481,000, respectively.

Property and equipment

Property and equipment are carried at cost. Equipment, except for printing presses, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

--------------------------------------------------------------------------------
                                                                         Years
--------------------------------------------------------------------------------
Buildings and improvements ................................              5 - 25
Publishing:
  Printing presses ........................................             15 - 20
  Other major equipment ...................................              3 - 11
--------------------------------------------------------------------------------

The Company capitalizes interest as a component of the cost of constructing major facilities.

Intangible assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, and the excess cost over fair value of net assets of businesses acquired.

The excess cost over fair value of net tangible assets include $6,493,000 incurred prior to October 31, 1970, which is not being amortized. Excess cost related to specialty publications is being amortized over 10 to 15 years. Intangible assets representing non-compete covenants, consulting agreements, customer lists, and newspaper subscriber lists are being amortized over periods of 3 to 40 years. The remaining costs are being amortized over a period of 40 years. All intangible assets are amortized by the straight-line method.

The Company annually reviews its intangibles and other long-lived assets to determine potential impairment. In performing the review, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. The amount of impairment is measured based upon projected discounted future cash flows using a discount rate reflecting the Company's average cost of capital.

In 2001 the Company reduced the carrying value of certain of its intangible assets by $4,775,000. This amount is classified as non-operating expense in the Consolidated Statements of Income.

Revenue recognition

Advertising and circulation revenue is recognized based on date of publication.

Unearned income

Unearned income arises in the ordinary course of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

Advertising costs

Advertising costs, which are not material, are expensed as incurred.

Income taxes

Deferred taxes are provided using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Restricted stock

The Company amortizes as compensation expense the value of restricted stock, issued under a long-term incentive plan, by the straight-line method over the three-year restriction period.

NOTE 2.  ACQUISITIONS AND DIVESTITURES

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $251,000,000. The results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,000,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations.

Income from discontinued operations consists of the following:

-----------------------------------------------------------------------------------------
                                                               Year Ended September 30
-----------------------------------------------------------------------------------------
(Thousands)                                                  2001       2000       1999
-----------------------------------------------------------------------------------------
Operating revenue ......................................   $    647   $122,857   $122,487
-----------------------------------------------------------------------------------------
Income from, or gain on sale of, discontinued operations   $402,697   $ 23,620   $ 19,371
Income tax expense .....................................    147,926      9,832      8,219
-----------------------------------------------------------------------------------------
                                                           $254,771   $ 13,788   $ 11,152
-----------------------------------------------------------------------------------------

At September 30, 2000, the assets and liabilities of discontinued operations consisted of the following:

--------------------------------------------------------------------------------
(Thousands)
--------------------------------------------------------------------------------

Assets:
  Accounts receivable, net ..................................           $ 23,493
  Program rights and other ..................................              8,190
  Property and equipment, net ...............................             29,775
  Intangible and other assets ...............................            122,310
--------------------------------------------------------------------------------
                                                                         183,768
--------------------------------------------------------------------------------

Liabilities:
  Current liabilities .......................................             13,072
  Deferred items and other ..................................              2,929
--------------------------------------------------------------------------------
                                                                          16,001
--------------------------------------------------------------------------------
Net assets of discontinued operations .......................           $167,767
--------------------------------------------------------------------------------

In 2000, the Company acquired a daily newspaper and specialty publications and received $9,300,000 of cash in exchange for all the assets and liabilities of two of its daily newspapers and the related specialty and classified publications. In connection with this transaction, the Company recognized a gain on sale of $18,439,000.

In addition, the Company acquired six weekly newspapers or specialty publications and increased its ownership in an Internet venture in 2001; acquired three daily newspapers, and several weekly newspapers and classified or specialty publications in 2000; and one daily newspaper, two weekly newspapers, and several classified or specialty publications in 1999.

All acquisitions were accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements. Acquisitions and dispositions in 2001 did not have a significant effect on operating results.

The purchase prices of businesses acquired or exchanged were allocated as follows:

--------------------------------------------------------------------------------
                                                  Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                                    2001         2000         1999
--------------------------------------------------------------------------------

Noncash working capital .................    $   (301)    $  1,475     $   (100)
Property and equipment ..................       1,049        8,197        1,207
Intangible assets .......................       3,770       74,745       16,048
Other long-term assets ..................          --           54           --
Issuance of note payable ................          --         (432)      (1,000)
Deferred items ..........................          --       (1,170)        (739)
--------------------------------------------------------------------------------
                                                4,518       82,869       15,416
Less fair value of assets exchanged .....          --       11,260           --
--------------------------------------------------------------------------------
Total cash purchase price ...............    $  4,518     $ 71,609     $ 15,416
--------------------------------------------------------------------------------

In 2001, the Company sold several weekly and specialty publications. Proceeds from sales of properties or exchanges consisted of the following:

--------------------------------------------------------------------------------
                                                         Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                                                 2001          2000
--------------------------------------------------------------------------------

Noncash working capital .............................     $    519      $    111
Property and equipment ..............................        1,319           764
Intangible assets ...................................        4,961           721
--------------------------------------------------------------------------------
                                                             6,799         1,596
Gain (loss) recognized on sales of properties .......       (1,458)       18,439
--------------------------------------------------------------------------------
                                                             5,341        20,035
Less fair value of assets exchanged .................         --          11,260
--------------------------------------------------------------------------------
Proceeds from sales of properties ...................     $  5,341      $  8,775
--------------------------------------------------------------------------------

NOTE 3.  INVESTMENTS IN ASSOCIATED COMPENIES

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers, and other publications in Madison, three other daily newspapers and various other publications in Wisconsin; and also holds interests in Internet service ventures.

Summarized financial information of MNI is as follows:

--------------------------------------------------------------------------------
                                                               September 30
--------------------------------------------------------------------------------
(Thousands)                                                 2001          2000
--------------------------------------------------------------------------------
Assets:
  Current assets ...................................       $21,805       $28,102
  Investments and other assets .....................        32,175        34,025
  Property and equipment, net ......................        14,810        14,044
--------------------------------------------------------------------------------
                                                           $68,790       $76,171
--------------------------------------------------------------------------------

Liabilities and stockholders' equity:
  Current liabilities ..............................       $18,911       $23,394
  Long-term debt ...................................        12,000        16,000
  Stockholders' equity .............................        37,879        36,777
--------------------------------------------------------------------------------
                                                           $68,790       $76,171
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                    Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                                         2001       2000       1999
--------------------------------------------------------------------------------

Revenue .......................................   $105,880   $ 97,279   $ 90,626
Operating expenses, excluding depreciation
  and amortization ............................     76,337     64,769     58,705
Operating income ..............................     24,824     29,781     29,325
Net income ....................................     15,302     18,791     18,461
--------------------------------------------------------------------------------

Accounts receivable from associated companies consist of dividends from MNI. Fees for editorial services provided to MNI by the Company are included in other revenue and totaled $8,929,000, $8,944,000, and $8,744,000 in 2001, 2000 and
1999, respectively. Certain other information relating to the Company's investment in MNI is as follows:

--------------------------------------------------------------------------------
                                                            September 30
--------------------------------------------------------------------------------
(Thousands)                                             2001               2000
--------------------------------------------------------------------------------

Company's share of:
  Stockholders' equity .....................           $18,940           $18,388
  Undistributed earnings ...................            18,690            18,164
--------------------------------------------------------------------------------

NOTE 4.  DEBT

The Company has a $50,000,000 unsecured revolving credit agreement with a bank group that expires in 2003. Interest rates float at rates specified in the agreement. The Company had borrowings of $37,500,000 under this agreement at September 30, 2000.

Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                               September 30
--------------------------------------------------------------------------------
(Thousands)                                                  2001         2000
--------------------------------------------------------------------------------

1998 note purchase agreement, 6.14% to 6.64%,
  due in varying amounts from 2002 to 2013 ...........     $173,400     $185,000
Less current maturities ..............................       11,600       11,600
--------------------------------------------------------------------------------
                                                           $161,800     $173,400
--------------------------------------------------------------------------------

Aggregate maturities during the next five years are $11,600,000, $11,600,000, $36,600,000, $11,600,000, and $12,400,000, respectively. Under the terms of its
1998 note purchase agreement, the Company will be required to repay the then outstanding balance of $161,800,000 on October 1, 2002 unless the Company reinvests the net proceeds of sale of broadcast operations or obtains a waiver of that provision of the agreement. If the Company is required to repay the debt prior to the original maturity date, a prepayment penalty based on interest rates at the time of repayment will be required. If the debt were required to be repaid on October 1, 2002, the prepayment penalty would be approximately $14,200,000, based on interest rates as of September 30, 2001. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends.

NOTE 5.  RETIREMENT PLANS

Substantially all the Company's employees are eligible to participate in a qualified defined contribution retirement plan. The Company has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations were $9,800,000 in 2001, $10,200,000 in 2000 and $10,800,000 in 1999.

NOTE 6.  COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

Class B Common Stock has ten votes per share on all matters and generally votes as a class with Common Stock (which has one vote per share). The transfer of Class B Common Stock is restricted. Class B Common Stock is at all times convertible into shares of Common Stock on a share-for-share basis. Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. All outstanding Class B Common Stock converts to Common Stock when the shares of Class B Common Stock outstanding total less than 5,600,000 shares.

In 1998, the Board of Directors adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock and Class B Common Stock (collectively "Common Shares") of the Company. Rights are attached to and automatically trade with the Company's Common Shares.

Rights become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding Common Shares. Once the Rights become exercisable, they entitle all other shareholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on May 31, 2008.

NOTE 7.  STOCK OWNERSHIP PLANS

At September 30, 2001, the Company has three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or stock purchase plans.

Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

--------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)       2001         2000         1999
--------------------------------------------------------------------------------

Net income:
  As reported ...........................     $314,228     $ 83,663     $ 67,973
  Pro forma .............................      312,470       82,035       66,600
Earnings per common share:
  Basic:
    As reported .........................     $   7.18     $   1.90     $   1.54
    Pro forma ...........................         7.14         1.86         1.50
  Diluted:
    As reported .........................         7.13         1.89         1.52
    Pro forma ...........................         7.09         1.85         1.49
--------------------------------------------------------------------------------

Stock options and restricted stock

The Company has reserved 4,319,000 shares of Common Stock for issuance to key employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 2.0% to 2.6%; price volatility of 18.5% to 21.0%; risk-free interest rates based upon the life of the option ranging from 4.4% to 6.7%; and expected lives based upon the life of the option ranging from 0.7 to 8 years.

A summary of stock option activity is as follows:

--------------------------------------------------------------------------------
                                                        Number of Shares
--------------------------------------------------------------------------------
(Thousands)                                     2001         2000         1999
--------------------------------------------------------------------------------

Under option, beginning of year .........       1,178        1,258        1,491
  Granted ...............................         355          282          185
  Exercised .............................        (547)        (336)        (397)
  Terminated and canceled ...............         (19)         (26)         (21)
--------------------------------------------------------------------------------
Under option, end of year ...............         967        1,178        1,258
--------------------------------------------------------------------------------
Exercisable, end of year ................         467          767          945
--------------------------------------------------------------------------------

Average prices of options are as follows:

--------------------------------------------------------------------------------
                                                         2001     2000     1999
--------------------------------------------------------------------------------

Granted .............................................   $27.24   $29.11   $27.62
Exercised ...........................................    18.83    14.15    15.45
Under option, end of year ...........................    26.44    22.72    19.09
Weighted-average fair value of options granted ......     6.97     7.75     6.55
--------------------------------------------------------------------------------

A summary of options outstanding at September 30, 2001 is as follows:

--------------------------------------------------------------------------------
                          Options Outstanding               Options Exercisable
--------------------------------------------------------------------------------
                                Weighted-
                                 Average
                                Remaining     Weighted-    Weighted-
                               Contractual     Average      Average
   Range of         Number         Life        Exercise      Number     Exercise
Exercise Prices   Outstanding   (In Years)      Price      Exercisable    Price
--------------------------------------------------------------------------------
 $15 to $20         100,000        2.9         $ 17.48       100,000     $ 17.48
  20 to  25          59,000        5.5           21.64        53,000       21.55
  25 to  30         720,000        7.9           27.41       263,000       27.61
  30 to  34          88,000        6.2           31.86        51,000       32.11
--------------------------------------------------------------------------------
                    967,000        7.1         $ 26.44       467,000     $ 25.24
--------------------------------------------------------------------------------

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 2001, 2000 and 1999, the Company granted 44,000, 46,000 and 39,000 shares, respectively, of restricted stock to employees. At September 30, 2001, 84,000 shares of restricted stock were outstanding.

At September 30, 2001, 3,352,000 shares were available for granting of stock options or issuance of restricted stock.

Stock purchase plan

The Company has 1,072,000 shares of Common Stock available for issuance pursuant to an employee stock purchase plan. April 30, 2002 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The weighted-average fair value of purchase rights granted in 2001, 2000 and 1999, computed using the Black-Scholes option-pricing model, were $6.97, $5.32 and $6.34, respectively.

In 2001, 2000 and 1999 employees  purchased  85,000,  124,000 and 97,000 shares, respectively, at a price of $19.20 in 2001, $19.31 in 2000 and $24.78 in 1999.

NOTE 8.  INCOME TAXES

Income tax expense consists of the following:

--------------------------------------------------------------------------------
                                            Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                         2001               2000              1999
--------------------------------------------------------------------------------

Current:
  Federal ...............         $ 181,412          $  36,036         $  30,633
  State .................            28,937              6,612             5,652
Deferred ................           (29,446)             7,524             2,277
--------------------------------------------------------------------------------
                                  $ 180,903          $  50,172         $  38,562
--------------------------------------------------------------------------------

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

--------------------------------------------------------------------------------
                                                         2001     2000     1999
--------------------------------------------------------------------------------

Computed "expected" income tax expense ..............    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit ......     4.0      4.0      3.9
State income tax credits ............................    (2.4)      --       --
Net income of associated companies taxed
  at dividend rates .................................    (2.2)    (2.3)    (2.9)
Goodwill amortization ...............................     1.2      1.0      1.2
Other ...............................................     0.1     (1.1)    (2.4)
--------------------------------------------------------------------------------
                                                         35.7%    36.6%    34.8%
--------------------------------------------------------------------------------

Net deferred tax liabilities consist of the following components:

--------------------------------------------------------------------------------
                                                                September 30
--------------------------------------------------------------------------------
(Thousands)                                                   2001        2000
--------------------------------------------------------------------------------

Deferred tax liabilities:
  Property and equipment ...............................     $10,374     $10,190
  Equity in undistributed earnings of affiliates .......       1,238       1,457
  Deferred gain on sale of broadcast properties ........          --       3,266
  Identifiable intangible assets .......................      13,093      38,168
  Other ................................................         185         178
--------------------------------------------------------------------------------
                                                              24,890      53,259
--------------------------------------------------------------------------------

Deferred tax assets:
  Accrued compensation .................................       6,644       8,181
  Allowance for doubtful accounts ......................       2,707       1,341
  Capital loss carryforward ............................          --       4,161
  Other ................................................       2,691       1,443
--------------------------------------------------------------------------------
                                                              12,042      15,126
  Less valuation allowance .............................          --       4,161
--------------------------------------------------------------------------------
                                                              12,042      10,965
--------------------------------------------------------------------------------
                                                             $12,848     $42,294
--------------------------------------------------------------------------------

Net deferred tax liabilities have been included in the accompanying Consolidated Balance Sheets as follows:

--------------------------------------------------------------------------------
                                                            September 30
--------------------------------------------------------------------------------
(Thousands)                                           2001               2000
--------------------------------------------------------------------------------

Other current assets .....................          $  5,488           $  4,327
Noncurrent liabilities ...................           (18,336)           (46,621)
--------------------------------------------------------------------------------
                                                    $(12,848)          $(42,294)
--------------------------------------------------------------------------------

The Company established a valuation allowance for deferred tax assets due to limitations imposed by the tax laws on the ability to realize the benefit of capital loss and acquired net operating loss carryforwards. Deferred tax assets relating to the carryforwards were reduced in 2001, 2000 and 1999 as the Company utilized the loss carryforwards on its income tax returns. The amounts relating to these reductions in deferred tax assets were reclassified to income taxes payable with no effect on income tax expense. The acquired net operating loss carryforwards were associated with discontinued operations sold in October 2000. The sale also resulted in a reduction of the income taxes payable related to acquired net operating loss carryforwards and a corresponding $2,467,000 reduction of goodwill.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary cash investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Equity securities totaling $3,927,000, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

--------------------------------------------------------------------------------
                                                            Carrying
(Thousands)                                                  Amount   Fair Value
--------------------------------------------------------------------------------

September 30:
  2001 .......................................              $173,400   $178,100
  2000 .......................................               222,932    216,300
--------------------------------------------------------------------------------

NOTE 10.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

--------------------------------------------------------------------------------
                                                     Year Ended September 30
--------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)           2001       2000       1999
--------------------------------------------------------------------------------
Income applicable to common stock:
  Continuing operations .......................   $ 59,457   $ 69,875   $ 56,821
  Discontinued operations .....................    254,771     13,788     11,152
--------------------------------------------------------------------------------
Net income ....................................   $314,228   $ 83,663   $ 67,973
--------------------------------------------------------------------------------
Weighted average common shares oustanding .....     43,873     44,099     44,347
Less non-vested restricted stock ..............         89         94         74
--------------------------------------------------------------------------------
Basic average common shares outstanding .......     43,784     44,005     44,273
Dilutive stock options and restricted stock ...        305        355        588
--------------------------------------------------------------------------------
Diluted average common shares .................     44,089     44,360     44,861
--------------------------------------------------------------------------------
Earnings per common share:
  Basic:
    Continuing operations .....................   $   1.36   $   1.59   $   1.29
    Discontinued operations ...................       5.82       0.31       0.25
--------------------------------------------------------------------------------
Net income ....................................   $   7.18   $   1.90   $   1.54
--------------------------------------------------------------------------------
  Diluted:
    Continuing operations .....................   $   1.35   $   1.58   $   1.27
    Discontinued operations ...................       5.78       0.31       0.25
--------------------------------------------------------------------------------
Net income ....................................   $   7.13   $   1.89   $   1.52
--------------------------------------------------------------------------------

NOTE 11.  OTHER INFORMATION

Intangible assets related to continuing operations consist of the following:

--------------------------------------------------------------------------------
                                                              September 30
--------------------------------------------------------------------------------
(Thousands)                                                2001           2000
--------------------------------------------------------------------------------
Goodwill .........................................       $296,280       $296,130
Less accumulated amortization ....................         66,049         54,170
--------------------------------------------------------------------------------
                                                          230,231        241,960
--------------------------------------------------------------------------------
Noncompete covenants and consulting
  agreements .....................................         22,805         23,878
Less accumulated amortization ....................         21,692         22,552
--------------------------------------------------------------------------------
                                                            1,113          1,326
--------------------------------------------------------------------------------
Customer and subscriber lists ....................        109,831        113,084
Less accumulated amortization ....................         30,585         23,850
--------------------------------------------------------------------------------
                                                           79,246         89,234
--------------------------------------------------------------------------------
                                                         $310,590       $332,520
--------------------------------------------------------------------------------

Compensation and other accrued liabilities related to continuing operations consist of the following:

--------------------------------------------------------------------------------
                                                              September 30
--------------------------------------------------------------------------------
(Thousands)                                                2001           2000
--------------------------------------------------------------------------------
Compensation .....................................        $13,698        $13,831
Retirement and stock purchase plans ..............          4,615          4,915
Interest .........................................          5,537          6,022
Other ............................................          3,382          2,835
--------------------------------------------------------------------------------
                                                          $27,232        $27,603
--------------------------------------------------------------------------------

Cash flows information is as follows:

--------------------------------------------------------------------------------
                                                   Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                                         2001       2000      1999
--------------------------------------------------------------------------------
Cash payments for:
  Interest, net of capitalized interest :
    2000 $1,389; 1999 $703 ....................   $ 13,025   $  5,783   $ 12,881
  Income taxes ................................    165,028     42,345     39,528
Program rights acquired by issuing
  long-term contracts .........................         --      7,794     12,417
Capital expenditures related to discontinued
  operations ..................................         --      7,102      7,493
--------------------------------------------------------------------------------

NOTE 12.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

As of October 1, 2001, the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $230,000,000, and unamortized identifiable intangible assets in the amount of approximately $80,000,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $7,936,000, $6,936,000 and $6,380,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report. The Company does not expect any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

-------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)      1st       2nd        3rd        4th
-------------------------------------------------------------------------------------
2001:

Operating revenue ........................   $118,625  $102,197   $111,001   $109,330
Income from continuing operations ........     21,015    13,141     15,736      9,565
Income (loss) from discontinued operations    250,887       (85)       (34)     4,003
Net income ...............................    271,902    13,056     15,702     13,568
-------------------------------------------------------------------------------------
Earnings per common share:
  Basic:
    Income from continuing operations ....   $   0.48  $   0.30   $   0.36   $   0.22
    Income from discontinued operations ..       5.75        --         --       0.09
-------------------------------------------------------------------------------------
Net income ...............................   $   6.23  $   0.30   $   0.36   $   0.31
-------------------------------------------------------------------------------------
  Diluted:
    Income from continuing operations ....   $   0.48  $   0.30   $   0.36   $   0.22
    Income from discontinued operations ..       5.71        --         --       0.09
-------------------------------------------------------------------------------------
Net income ...............................   $   6.19  $   0.30   $   0.36   $   0.31
-------------------------------------------------------------------------------------

2000:

Operating revenue ........................   $108,687  $100,973   $109,925   $111,928
Income from continuing operations ........     26,396    11,737     15,955     15,787
Income from discontinued operations ......      4,148     1,864      4,218      3,558
Net income ...............................     30,544    13,601     20,173     19,345
-------------------------------------------------------------------------------------
Earnings per common share:
  Basic:
     Income from continuing operations ...   $   0.60  $   0.27   $   0.36   $   0.36
     Income from discontinued operations .       0.09      0.04       0.10       0.08
-------------------------------------------------------------------------------------
Net income ...............................   $   0.69  $   0.31   $   0.46   $   0.44
-------------------------------------------------------------------------------------
  Diluted:
    Income from continuing operations ....   $   0.59  $   0.27   $   0.36   $   0.36
    Income from discontinued operations ..       0.09      0.04       0.10       0.08
-------------------------------------------------------------------------------------
Net income ...............................   $   0.68  $   0.31   $   0.46   $   0.44
-------------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Stockholders
Lee Enterprises, Incorporated
 and subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

In our opinion, Schedule II included in this Annual Report on Form 10-K for the year ended September 30, 2001, presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
---------------------------

Davenport, Iowa
November 9, 2001

REPORT OF MANAGEMENT

The management of Lee Enterprises, Incorporated is responsible for the preparation and integrity of all financial statements and other information contained in this Form 10-K. We rely on a system of internal financial controls to meet the responsibility of providing accurate financial statements. These controls provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the financial statements are prepared in accordance with accounting principles generally accepted in the United States.

The financial statements for each of the years covered in this Form 10-K have been audited by independent auditors, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company's systems and procedures and performing such other tests as deemed necessary.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets with management and the independent auditors to review the results of their work and to satisfy itself that their respective responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have regular discussions with the Committee regarding appropriate auditing and financial reporting matters.


/s/ Mary E. Junck
------------------------------------------------------
Mary E. Junck
President and Chief Executive Officer


/s/ Carl G. Schmidt
------------------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer

                          LEE ENTERPRISES, INCORPORATED
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------
                                    Balance,    Additions   Charged      Deductions   Balance,
                                    Beginning    Charged    to Other        from        End
(Thousands)                          of Year    to Income   Accounts      Reserves    of Year
----------------------------------------------------------------------------------------------
Allowance for doubtful accounts:                                            (1)

Year ended September 30:
  2001                               $ 3,344     $ 4,400   $     -        $ 3,325     $ 4,419
  2000                                 4,460       3,445    (1,203)(2)      3,358       3,344
  1999                                 4,110       3,776         -          3,426       4,460

Allowance for loss on loans:

Year ended September 30, 2001        $     -     $ 2,522   $     -        $     -     $ 2,522
---------------------------------------------------------------------------------------------

(1) Represents accounts written off as uncollectible, net of recoveries, which are immaterial.
(2)  September 30, 1999 balance for discontinued operations.