Form 10-Q
period 2001-12-31
LEE ENTERPRISES INC
filed 2002-02-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6227

                          Lee Enterprises, Incorporated
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                      42-0823980
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    215 N. Main Street, Davenport, Iowa 52801
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (563) 383-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of December 31, 2001, 33,958,289 shares of Common Stock and 10,179,725 shares of Class B Common Stock of the Registrant were outstanding.

                          LEE ENTERPRISES, INCORPORATED

                                   TABLE OF CONTENTS                        PAGE
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three months ended
                  December 31, 2001 and 2000                                   3

                  Consolidated Balance Sheets - December 31, 2001 and
                  September 30, 2001                                           4

                  Consolidated Statements of Cash Flows - Three months
                  ended December 31, 2001 and 2000                             5

                  Notes to Consolidated Financial Statements               6 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9 - 13

         Item 3.  Quantitative and Qualitative Disclosures About Market       13
                  Risk


PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            13

                  Signatures                                                  14

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                          Three Months Ended
(Thousands, except per common share data)                     December 31
--------------------------------------------------------------------------------
                                                           2001          2000
--------------------------------------------------------------------------------
Operating revenue:
   Advertising .......................................   $  72,852    $  77,672
   Circulation .......................................      20,592       21,173
   Other .............................................      16,006       17,309
   Equity in net income of associated companies ......       2,177        2,566
--------------------------------------------------------------------------------
                                                           111,627      118,720
--------------------------------------------------------------------------------
Operating expenses:
   Compensation ......................................      40,780       43,554
   Newsprint and ink .................................       9,999       11,137
   Depreciation ......................................       4,069        4,125
   Amortization of intangible assets .................       1,922        3,902
   Other .............................................      26,500       28,353
--------------------------------------------------------------------------------
                                                            83,270       91,071
--------------------------------------------------------------------------------
Operating income                                            28,357       27,649
--------------------------------------------------------------------------------
Nonoperating income (expenses), net:
   Financial income ..................................       2,767        9,511
   Financial expense .................................      (3,038)      (3,164)
   Loss on sales of assets ...........................         (40)          --
   Other, net ........................................        (268)        (405)
--------------------------------------------------------------------------------
                                                              (579)       5,942
--------------------------------------------------------------------------------
Income from continuing operations before income taxes       27,778       33,591
Income tax expense ...................................       9,778       12,576
--------------------------------------------------------------------------------
Income from continuing operations ....................      18,000       21,015
Discontinued operations:
   Gain on disposition, net of income tax effect .....          --      250,887
--------------------------------------------------------------------------------
Net income ...........................................   $  18,000    $ 271,902
================================================================================
Earnings per common share:
   Basic:
     Continuing operations ...........................   $    0.41    $    0.48
     Discontinued operations .........................          --         5.75
--------------------------------------------------------------------------------
Net income ...........................................   $    0.41    $    6.23
================================================================================
   Diluted:
     Continuing operations ...........................   $    0.41    $    0.48
     Discontinued operations .........................          --         5.71
--------------------------------------------------------------------------------
Net income ...........................................   $    0.41    $    6.19
================================================================================
Dividends per common share ...........................   $    0.17    $    0.17
================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                          December 31   September 30
(Thousands, except per share data)                                           2001           2001
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $   276,808    $   272,169
   Temporary cash investments .........................................       188,111        211,221
   Accounts receivable, net ...........................................        42,206         41,349
   Receivable from associated companies ...............................          --            1,500
   Inventories ........................................................         3,680          3,997
   Other ..............................................................         7,332          7,441
----------------------------------------------------------------------------------------------------
Total current assets                                                          518,137        537,677
----------------------------------------------------------------------------------------------------
Investments ...........................................................        31,826         32,525
Property and equipment, net ...........................................       117,321        119,061
Intangible and other assets ...........................................       307,810        311,134
----------------------------------------------------------------------------------------------------
                                                                           $  975,094     $1,000,397
====================================================================================================

LIABILITIES AND STOCKERHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...............................   $   173,400    $    11,600
   Income taxes payable ...............................................        21,625         57,281
   Other ..............................................................        54,612         56,258
----------------------------------------------------------------------------------------------------
Total current liabilities .............................................       249,637        125,139
----------------------------------------------------------------------------------------------------
Long-term debt, less current maturities ...............................            --        161,800
Deferred items ........................................................        31,389         31,514
Stockholders' equity:
   Serial convertible preferred: no par value;
      authorized 500 shares: none issued; .............................            --             --
   Common, $2 par value; authorized 60,000 ............................        67,917         67,318
      shares; issued and outstanding:
         December 31, 2001 33,958 shares
         September 30, 2001 33,659 shares

   Class B Common, $2 par value; authorized ...........................        20,359         20,758
      30,000 shares; issued and outstanding:
         December 31, 2001 10,180 shares
         September 30, 2001 10,379 shares

   Additional paid-in capital .........................................        51,227         48,164
   Unearned compensation ..............................................        (2,763)        (1,130)
   Retained earnings ..................................................       557,328        546,834
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    694,068        681,944
----------------------------------------------------------------------------------------------------
                                                                           $  975,094     $1,000,397
====================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                               December 31
------------------------------------------------------------------------------------------------
(Thousands)                                                                  2001         2000
------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income .........................................................   $  18,000    $ 271,902
   Less:  discontinued operations .....................................          --     (250,887)
------------------------------------------------------------------------------------------------
Income from continuing operations .....................................      18,000       21,015
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization ......................................       5,991        8,043
   Distributions in excess of current earnings of associated companies        1,950        2,489
   Other, net .........................................................      (1,462)         853
------------------------------------------------------------------------------------------------
Net cash provided by operating activities .............................      24,479       32,400
------------------------------------------------------------------------------------------------
Cash provided by (required for) investing activities:
   Sales (purchases) of temporary cash investments, net ...............      23,110     (479,190)
   Purchases of property and equipment ................................      (2,406)      (3,821)
   Acquisitions, net ..................................................          --       (3,335)
   Proceeds from sales of assets ......................................       1,491           --
   Other ..............................................................        (221)        (786)
------------------------------------------------------------------------------------------------
Net cash required for investing activities ............................      21,974     (487,132)
------------------------------------------------------------------------------------------------
Cash provided by (required for) financing activities:
   Payments on short-term debt ........................................          --      (37,500)
   Common stock transactions ..........................................        (207)      (4,296)
   Other ..............................................................       1,571          225
------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities ..............       1,364      (41,571)
------------------------------------------------------------------------------------------------
Net cash provided by (required for) discontinued operations ...........     (43,178)     565,264
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .............................       4,639       68,961
Cash and cash equivalents
   Beginning of period ................................................     272,169       29,427
------------------------------------------------------------------------------------------------
End of period .........................................................   $ 276,808    $  98,388
================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2001 and the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

      Summarized financial information of MNI is as follows:

      --------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 December 31
      --------------------------------------------------------------------------
      (Thousands)                                               2001      2000
      --------------------------------------------------------------------------
      Revenue ..............................................   $26,470   $29,459
      Operating expenses, except depreciation and
        amortization .......................................    18,325    19,651
      Depreciation and amortization ........................     1,004     1,161
      Operating income .....................................     7,141     8,647
      Net income ...........................................     4,356     5,132
      ==========================================================================

3     Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4     Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

      ----------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                     December 31
      ----------------------------------------------------------------------------------------------
      (Thousands, except per common share data)                                    2001       2000
      ----------------------------------------------------------------------------------------------
      Income applicable to common stock:
         Continuing operations ...............................................   $ 18,000   $ 21,015
         Discontinued operations .............................................         --    250,887
      ----------------------------------------------------------------------------------------------
      Net income .............................................................   $ 18,000   $271,902
      ==============================================================================================
      Weighted average common shares outstanding .............................     44,086     43,758
      Less non-vested restricted stock .......................................        110         92
      ----------------------------------------------------------------------------------------------
      Basic average common shares ............................................     43,976     43,666
      Dilutive stock options and restricted stock ............................        265        295
      ----------------------------------------------------------------------------------------------
      Dilutive average common shares .........................................     44,241     43,961
      ==============================================================================================
      Earnings per common share:
         Basic:
            Continuing operations ............................................   $   0.41   $   0.48
            Discontinued operations ..........................................         --       5.75
      ----------------------------------------------------------------------------------------------
      Net income .............................................................   $   0.41   $   6.23
      ----------------------------------------------------------------------------------------------
         Diluted:
            Continuing operations ............................................   $   0.41   $   0.48
            Discontinued operations ..........................................         --       5.71
      ----------------------------------------------------------------------------------------------
      Net income .............................................................   $   0.41   $   6.19
      ==============================================================================================

5     Sales of Assets

      In December 2001, the Company sold all of the assets of its specialty publication in Klamath Falls, Oregon. In January 2002, the Company sold all of the operating assets of its specialty publications in Las Vegas, Nevada, Great Falls, Montana and St. George, Utah. Proceeds from the sales totaled approximately $3,560,000. The Company realized a net loss on the transactions. The estimated loss, which was recognized in the year ended September 2001, approximates the actual amount.

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's stock option plan is as follows:

      --------------------------------------------------------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
      (Thousands, except per common share data)              Shares      Price
      --------------------------------------------------------------------------
      Outstanding at September 30, 2001 ..................      967    $   26.44
      Granted ............................................      268        35.45
      Exercised ..........................................      (52)       26.40
      Cancelled ..........................................      (18)       27.62
      --------------------------------------------------------------------------
      Outstanding at December 31, 2001 ...................    1,165    $   28.50
      ==========================================================================


      Options to purchase 1,397,000 shares of common stock with a weighted average exercise price of $24.32 per share were outstanding at December 31, 2000.

7     Impact of Recently Issued Accounting Standards

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, discussed above, but retains the fundamental provisions of Statement 121 with regard to recognition and measurement of impairment of long-lived assets.

      The Company was required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statements 142 and 144 effective no later than October 1, 2002. Furthermore, intangible assets determined to have an indefinite useful life and goodwill, that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized. The Company elected to adopt Statements 141, 142 and 144 effective October 1, 2001.

      Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Upon adoption of Statement 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. In addition, the Company is required to test the intangible assets, identified as having an indefinite useful life and goodwill, for impairment in accordance with the provisions of Statement 142. There were no significant reclassifications or impairment losses identified as a result of adoption.

      Changes in the carrying amount of goodwill are as follows:

      --------------------------------------------------------------------------
                                                            Three Months Ended
                                                               December 31
      --------------------------------------------------------------------------
      (Thousands)                                           2001         2000
      --------------------------------------------------------------------------
      Goodwill, beginning of period ...................  $ 230,231    $ 241,960
      Goodwill related to acquisitions ................         --        2,550
      Goodwill related to sales of businesses .........     (1,478)      (1,455)
      Amortization ....................................         --       (1,991)
      --------------------------------------------------------------------------
      Goodwill, end of period .........................  $ 228,753    $ 241,064
      ==========================================================================

      The impact of adoption of these statements is as follows:

      --------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 December 31
      --------------------------------------------------------------------------
      (Thousands)                                              2001       2000
      --------------------------------------------------------------------------
      Income from continuing operations, as reported .....   $ 18,000   $ 21,015
      Goodwill amortization, net of income tax benefit ...         --      1,488
      Goodwill amortization of associated companies ......         --         59
      --------------------------------------------------------------------------
      Income from continuing operations, as adjusted .....     18,000     22,562
      Discontinued operations ............................         --    250,887
      --------------------------------------------------------------------------
      Net income, as adjusted ............................   $ 18,000   $273,449
      ==========================================================================

      The earnings per common share impact related to the adoption of these statements is as follows:

      --------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  December 31
      --------------------------------------------------------------------------
                                                                 2001      2000
      --------------------------------------------------------------------------
       Basic:
         Income from continuing operations, as reported .....   $ 0.41    $ 0.48
         Goodwill amortization ..............................       --      0.04
      --------------------------------------------------------------------------
         Income from continuing operations, as reported .....     0.41      0.52
         Discontinued operations ............................       --      5.75
      --------------------------------------------------------------------------
      Net income, as adjusted ...............................   $ 0.41    $ 6.27
      ==========================================================================

      Diluted:
         Income from continuing operations, as reported .....   $ 0.41    $ 0.48
         Goodwill amortization ..............................       --      0.04
      --------------------------------------------------------------------------
         Income from continuing operations, as adjusted .....     0.41      0.52
         Discontinued operations ............................       --      5.71
      --------------------------------------------------------------------------
      Net income, as adjusted ...............................   $ 0.41    $ 6.23
      ==========================================================================

8     Subsequent Event

      In February 2002, the Company reached a definitive agreement to acquire the stock of Howard Publications, Inc., a privately owned company comprised of 16 daily newspapers, one of which is jointly owned, and related specialty publications. The transaction is valued at $694,000,000 and will be paid for with approximately $440,000,000 in cash and temporary cash investments. New bank borrowing will fund the remainder of the purchase price. The sale is subject to applicable government approvals, with closing expected prior to June 30, 2002. Certain non-publishing businesses are not included in the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This presentation contains information that may be deemed forward-looking and that is based largely on the Company's current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired business or maintaining employee and customer relationships and increased capital and other costs. The words "may," "will," "would," "could," "believes," "expects," "anticipates," "intends," "plans,"
"projects," "considers" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this presentation. The Company does not undertake to publicly update or revise its forward-looking statements.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

------------------------------------------------------------------------------------------
                                                      Three Months Ended
                                                          December 31
------------------------------------------------------------------------------------------
(Thousands, except per common share data)                2001       2000    Percent Change
------------------------------------------------------------------------------------------
Operating revenue ..................................   $111,627   $118,720      (6.0)%
Income before interest, taxes, depreciation
   and amortization (EBITDA) (1) ...................     34,348     35,676      (3.7)
Operating income ...................................     28,357     27,649       2.6
Nonoperating income (expense), net .................        579      5,942       N/M
Income from continuing operations ..................     18,000     21,015     (14.3)
Earnings per common share:
   Basic ...........................................   $   0.41   $   0.48     (14.6)
   Diluted .........................................       0.41       0.48     (14.6)
==========================================================================================

(1) EBITDA is not a financial performance measurement under United States generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the Consolidated Statements of Cash Flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation also excludes other nonoperating items, primarily the gains and losses on sales of businesses and losses related to other ventures.

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

---------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                 December 31
---------------------------------------------------------------------------------------------------------
(Thousands)                                                          2001        2000      Percent Change
---------------------------------------------------------------------------------------------------------
Advertising:
   Retail .....................................................   $  46,900   $  49,196          (4.7)%
   National ...................................................       2,674       3,054         (12.4)
   Classified:
      Employment ..............................................       5,119       7,300         (29.9)
      Automotive ..............................................       5,309       5,153           3.0
      Real estate .............................................       3,884       3,916          (0.8)
      All other ...............................................       8,966       9,053          (0.9)
   Total classified ...........................................      23,278      25,422          (8.4)
----------------------------------------------------------------------------------------------------------
Total advertising .............................................      72,852      77,672          (6.2)
----------------------------------------------------------------------------------------------------------
Circulation ...................................................      20,592      21,173          (2.7)
Other:
   Commercial printing ........................................       6,568       7,156          (8.2)
   Internet/online ............................................       1,081         957          13.0
   Niche publications and other ...............................       5,809       6,613         (12.2)
   Editorial service contracts, Internet service fees and other       2,548       2,583          (1.4)
----------------------------------------------------------------------------------------------------------
                                                                     16,006      17,309          (7.5)
Equity in net income of associated companies ..................       2,177       2,566         (15.2)
----------------------------------------------------------------------------------------------------------
Total operating revenue .......................................   $ 111,627   $ 118,720          (6.0)%
==========================================================================================================

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

The three months ended December 31, 2001 had one fewer Sunday than the same period last year, which negatively impacts substantially all categories of revenue.

For the three months ended December 31, 2001, total advertising revenue decreased $6,075,000, or 6.3%. Retail revenue decreased $2,814,000, or 4.7%, while retail rates increased 2.6% during the same three-month period. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume caused by weak economic conditions.

Classified advertising revenue decreased approximately $2,732,000, or 8.5%, in 2001. Higher margin employment advertising at the daily newspapers accounted for substantially all of the decrease and declined 33.0% for the three-month period. The national help wanted index showed a 41% decline in employment advertising lineage for the same period. The automotive category increased 1.9% due to low-rate auto financing campaigns, and other categories were flat.

Circulation revenue decreased $773,000, or 2.9%. The Company's unaudited daily newspaper circulation increased 1.2% and Sunday circulation declined 0.1% for the three months ended December 31, 2001. The Company is focused on growing circulation units through a number of initiatives.

Other revenue decreased $1,442,000, or 6.9%. Internet/online revenue increased $77,000, or 6.9%, due to growth in advertising revenue and cross selling with the Company's newspapers, partially offsetting the overall decline.

The following table sets forth the percentage of revenue of certain operating expenses:

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  December 31
--------------------------------------------------------------------------------
                                                                2001    2000
--------------------------------------------------------------------------------
Compensation ..............................................     36.1%   35.9%
Newsprint and ink .........................................      9.6    10.1
Other operating expenses ..................................     23.7    23.4
--------------------------------------------------------------------------------
                                                                69.4    69.4
--------------------------------------------------------------------------------
EBITDA ....................................................     30.6    30.6
Depreciation and amortization .............................      5.1     6.3
--------------------------------------------------------------------------------
Operating margin ..........................................     25.5%   24.3%
================================================================================

Costs other than depreciation and amortization decreased $5,811,000, or 5.8%. Compensation expense decreased $2,745,000, or 5.3%, due to workforce reductions, delayed salary increases and changes in benefit programs. Overall, full-time equivalent personnel declined 4.0%. Newsprint and ink costs decreased $1,501,000, or 10.3%, as the result of continued price decreases in addition to a 4.8% decrease in consumption. Other operating costs, exclusive of depreciation and amortization, decreased $1,565,000, or 4.6%.

On October 1, 2001 the Company adopted the provisions of FASB Statements 141 and
142. As a result, goodwill acquired in a purchase business combination is no longer being amortized, but is tested for impairment annually. Amortization expense related to goodwill was $2,185,000 for the three months ended December 31, 2000.

Nonoperating Income and Income Taxes

Financial income decreased $6,744,000 to $2,767,000 in 2001, due to a significant decline in reinvestment rates in the Company's investment portfolio and, to a lesser extent, investment in tax-exempt securities. Further, the Company's invested balances have decreased due to required income tax payments, offset to some extent by funds generated from operations.

Income taxes were 35.2% and 37.4% of income from continuing operations before income taxes for the three months ended December 31, 2001 and 2000, respectively. Municipal income in the current year reduced the effective tax rate. In addition, the prior year effective tax rate included the effect of goodwill amortization that was not deductible for tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $24,479,000 for the three months ended December 31, 2001 and $32,400,000 for the same period in 2000.

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

Under the terms of its 1998 note purchase agreement, the Company will be required to repay the then outstanding balance of $161,800,000 on October 1, 2002, unless the Company reinvests the net proceeds of the sale of broadcast operations or obtains a waiver of that provision of the agreement. If the Company is required to repay the debt prior to the original maturity date, a prepayment penalty based on interest rates at the time of repayment will be required. If the debt is required to be repaid on October 1, 2002, the prepayment penalty would be approximately $12,437,000, based on interest rates at December 31, 2001. The acquisition described in Note 8 to the Consolidated Financial Statements is permitted under the terms of the agreement and will satisfy the obligation to reinvest the proceeds of the sale of broadcast operations. Other covenants under this agreement are not considered restrictive to normal operations or historical amounts of stockholder dividends.

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

Interest Rates

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. The average maturity of the investment portfolio is 49 days at December 31, 2001. Only high-quality investments are considered.

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

A $10 per ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $672,000, excluding MNI.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The positions included in the calculations are temporary cash investments, which total $188,111,000 at December 31, 2001, and fixed-rate debt, which totals $173,400,000.

The table below presents the estimated maximum potential one-year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 31, 2001:

--------------------------------------------------------------------------------
                                                    Estimated Impact on
--------------------------------------------------------------------------------
                                                                 Income from
                                                                  Continuing
(Thousands)                                                    Operations Before
                                                 Fair Value      Income Taxes
--------------------------------------------------------------------------------
 Temporary cash investments ................      $  (253)         $(1,628)
 Fixed rate debt ...........................       (7,400)              --
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

PART II   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  None

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED


/s/ Carl G. Schmidt                                     DATE:  February 14, 2002
--------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer,
   and Treasurer