Form 10-Q
period 2002-03-31
LEE ENTERPRISES INC
filed 2002-05-15
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2002

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


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of March 31, 2002, 34,194,904 shares of Common Stock and 10,011,079 shares of Class B Common Stock of the Registrant were outstanding.

>



                          LEE ENTERPRISES, INCORPORATED

                             TABLE OF CONTENTS                            PAGE
------------------------------------------------------------            --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three months and
                  six months ended March 31, 2002 and 2001                     3

                  Consolidated Balance Sheets - March 31, 2002 and
                  September 30, 2001                                           4

                  Consolidated Statements of Cash Flows - Six months
                  ended March 31, 2002 and 2001                                5

                  Notes to Consolidated Financial Statements               6 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10 - 15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 15


PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 6.  Exhibits and Reports on Form 8-K                            16

                  Signatures                                                  17

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                           Three Months Ended         Six Months Ended
                                                                 March 31                 March 31
----------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                    2002         2001         2002        2001
----------------------------------------------------------------------------------------------------------
Operating revenue:
   Advertising ........................................   $  62,305    $  63,864    $ 135,157    $ 141,535
   Circulation ........................................      20,194       19,729       40,786       40,903
   Other ..............................................      15,815       17,046       31,821       34,357
   Equity in net income of associated companies .......       1,752        1,318        3,929        3,884
----------------------------------------------------------------------------------------------------------
                                                            100,066      101,957      211,693      220,679
----------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation .......................................      40,777       41,480       81,557       85,042
   Newsprint and ink ..................................       8,321        9,957       18,320       21,094
   Depreciation .......................................       3,590        4,287        7,659        8,412
   Amortization of intangible assets ..................       1,882        3,890        3,804        7,800
   Other ..............................................      24,776       26,749       51,276       55,096
----------------------------------------------------------------------------------------------------------
                                                             79,346       86,363      162,616      177,444
----------------------------------------------------------------------------------------------------------
Operating income ......................................      20,720       15,594       49,077       43,235
----------------------------------------------------------------------------------------------------------
Nonoperating income (expenses), net:

   Financial income ...................................       2,467        8,431        5,235       17,942
   Financial expense ..................................      (2,843)      (3,181)      (5,882)      (6,345)
   Loss on sales of assets ............................          --           --          (40)          --
   Other, net .........................................          --         (234)        (268)        (631)
----------------------------------------------------------------------------------------------------------
                                                               (376)       5,016         (955)      10,966
----------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes .      20,344       20,610       48,122       54,201
Income tax expense ....................................       7,220        7,469       16,998       20,045
----------------------------------------------------------------------------------------------------------
Income from continuing operations .....................      13,124       13,141       31,124       34,156
Discontinued operations:
   Gain (loss) on disposition, net of income tax effect        --            (85)        --        250,802
----------------------------------------------------------------------------------------------------------
Net income ............................................   $  13,124    $  13,056    $  31,124    $ 284,958
==========================================================================================================
Earnings per common share:
   Basic:
     Continuing operations ............................   $    0.30    $    0.30    $    0.71    $    0.78
     Discontinued operations ..........................          --           --           --         5.75
----------------------------------------------------------------------------------------------------------
Net income ............................................   $    0.30    $    0.30    $    0.71    $    6.53
==========================================================================================================
   Diluted:
     Continuing operations ............................   $    0.30    $    0.30    $    0.70    $    0.78
     Discontinued operations ..........................          --           --           --         5.70
----------------------------------------------------------------------------------------------------------
Net income ............................................   $    0.30    $    0.30    $    0.70    $    6.48
----------------------------------------------------------------------------------------------------------
Dividends per common share ............................   $    0.17    $    0.17    $    0.34    $    0.34
==========================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                           March 31     September 30
(Thousands, except per share data)                                           2002           2001
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $   370,650    $   272,169
   Temporary cash investments .........................................       108,380        211,221
   Accounts receivable, net ...........................................        36,969         41,349
   Receivable from associated companies ...............................          --            1,500
   Inventories ........................................................         4,003          3,997
   Other ..............................................................         8,039          7,441
----------------------------------------------------------------------------------------------------
Total current assets ..................................................       528,041        537,677
----------------------------------------------------------------------------------------------------
Investments ...........................................................        31,469         32,525
Property and equipment, net ...........................................       114,984        119,061
Intangible and other assets ...........................................       301,482        311,134
----------------------------------------------------------------------------------------------------
                                                                          $   975,976    $ 1,000,397
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...............................   $    23,200    $    11,600
   Income taxes payable ...............................................         9,309         57,281
   Other ..............................................................        60,572         56,258
----------------------------------------------------------------------------------------------------
Total current liabilities .............................................        93,081        125,139
----------------------------------------------------------------------------------------------------
Long-term debt, less current maturities ...............................       150,200        161,800
Deferred items ........................................................        30,709         31,514
Stockholders' equity:
   Serial convertible preferred, no par value;
      authorized 500 shares: none issued ..............................            --             --
   Common, $2 par value; authorized 60,000 ............................        68,390         67,318
      shares; issued and outstanding:
         March 31, 2002  34,195 shares
         September 30, 2001 33,659 shares
   Class B Common, $2 par value; authorized ...........................        20,022         20,758
      30,000 shares; issued and outstanding:
         March 31, 2002  10,011 shares
         September 30, 2001 10,379 shares
   Additional paid-in capital .........................................        53,064         48,164
   Unearned compensation ..............................................        (2,433)        (1,130)
   Retained earnings ..................................................       562,943        546,834
----------------------------------------------------------------------------------------------------
Total stockholders' equity ............................................       701,986        681,944
----------------------------------------------------------------------------------------------------
                                                                          $   975,976    $ 1,000,397
====================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                            Six Months Ended
                                                                                March 31
------------------------------------------------------------------------------------------------
(Thousands)                                                                 2002         2001
------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income .........................................................   $  31,124    $ 284,958
   Less:  discontinued operations .....................................          --     (250,802)
------------------------------------------------------------------------------------------------
Income from continuing operations .....................................      31,124       34,156
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization ......................................      11,463       16,212
   Distributions in excess of current earnings of associated companies          198        2,484
   Other, net .........................................................      (2,547)      (6,905)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities .............................      40,238       45,947
------------------------------------------------------------------------------------------------
Cash provided by (required for) investing activities:
   Sales (purchases) of temporary cash investments, net ...............     102,841     (456,585)
   Purchases of property and equipment ................................      (4,235)      (4,920)
   Acquisitions, net ..................................................        (292)      (4,230)
   Proceeds from sales of assets ......................................       7,130           --
   Other ..............................................................         144       (1,992)
------------------------------------------------------------------------------------------------
Net cash provided by (required for) investing activities ..............     105,588     (467,727)
------------------------------------------------------------------------------------------------
Cash provided by (required for) financing activities:
   Payments on short-term debt ........................................          --      (37,937)
   Common stock transactions ..........................................        (207)      (8,633)
   Dividends paid .....................................................      (7,503)      (7,382)
   Other ..............................................................       3,560        5,355
------------------------------------------------------------------------------------------------
Net cash required for financing activities ............................      (4,150)     (48,597)
------------------------------------------------------------------------------------------------

Net cash provided by (required for) discontinued operations ...........     (43,195)     479,231
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .............................      98,481        8,854

Cash and cash equivalents:
   Beginning of period ................................................     272,169       29,427
------------------------------------------------------------------------------------------------
End of period .........................................................   $ 370,650    $  38,281
================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2002 and the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2     Investment in Associated Companies

      The  Company has a 50%  ownership  interest  in Madison  Newspapers,  Inc.
      (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, three other daily newspapers and various other publications in Wisconsin; and also holds interests in Internet service ventures.

      Summarized financial information of MNI is as follows:

      -----------------------------------------------------------------------------------------------
                                                              Three Months Ended    Six Months Ended
                                                                    March 31            March 31
      -----------------------------------------------------------------------------------------------
      (Thousands)                                                2002      2001      2002       2001
      -----------------------------------------------------------------------------------------------
      Revenue ...............................................   $24,400   $24,557   $50,870   $54,016
      Operating expenses, excluding depreciation
        and amortization ....................................    17,718    19,075    36,043    38,726
      Depreciation and amortization .........................       971     1,161     1,975     2,322
      Operating income ......................................     5,711     4,321    12,852    12,968
      Net income ............................................     3,503     2,637     7,859     7,769
      ===============================================================================================

      In April 2002, a subsidiary of MNI acquired the assets of Citizen Newspapers, LLC, which owns the Beaver Dam Daily Citizen and various other publications published in Wisconsin.

3     Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4     Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

      ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended      Six Months Ended
                                                                     March 31               March 31
      ---------------------------------------------------------------------------------------------------
      (Thousands, except per common share data)                  2002       2001        2002       2001
      ---------------------------------------------------------------------------------------------------
      Income applicable to common stock:
        Continuing operations ...............................   $ 13,124   $ 13,141    $ 31,124   $ 34,156
        Discontinued operations .............................         --        (85)         --    250,802
      ----------------------------------------------------------------------------------------------------
      Net income ............................................   $ 13,124   $ 13,056    $ 31,124   $284,958
      ====================================================================================================
      Weighted average common shares outstanding ............     44,164     43,753      44,125     43,755
      Less non-vested restricted stock ......................        123         88         116         90
      ----------------------------------------------------------------------------------------------------
      Basic average common shares ...........................     44,041     43,665      44,009     43,665
      Dilutive stock options and restricted stock ...........        290        367         277        337
      ----------------------------------------------------------------------------------------------------
      Dilutive average common shares ........................     44,331     44,032      44,286     44,002
      -===================================================================================================
      Earnings per common share:
        Basic:
          Continuing operations .............................   $   0.30   $   0.30    $   0.71   $   0.78
          Discontinued operations ...........................         --         --          --       5.75
      ----------------------------------------------------------------------------------------------------
      Net income ............................................   $   0.30   $   0.30    $   0.71   $   6.53
      ====================================================================================================
        Diluted:
          Continuing operations .............................   $   0.30   $   0.30    $   0.70   $   0.78
          Discontinued operations ...........................         --         --          --       5.70
      ----------------------------------------------------------------------------------------------------
      Net income ............................................   $   0.30   $   0.30    $   0.70   $   6.48
      ====================================================================================================

5     Sales of Assets

      In December 2001, the Company sold all of the assets of its specialty publication in Klamath Falls, Oregon. In January 2002, the Company sold all of the operating assets of its specialty publications in Las Vegas, Nevada, Great Falls, Montana and St. George, Utah. In February 2002, the Company sold all of the operating assets of its specialty publication in Redding, California. Net proceeds from the sales totaled approximately $7,130,000. The Company realized a net loss on the transactions. The estimated loss, which was recognized in the year ended September 2001, approximates the actual amount.

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's stock option plan is as follows:

      --------------------------------------------------------------------------
                                                     Weighted Average
                                                      Exercise Price
      (Thousands, except per common share data)           Shares        Price
      -------------------------------------------------------------------------
      Outstanding at September 30, 2001 .............       967       $   26.44
      Granted .......................................       269           35.46
      Exercised .....................................      (125)          25.99
      Cancelled .....................................       (18)          27.62
      --------------------------------------------------------------------------
      Outstanding at March 31, 2002 .................     1,093       $   28.69
      ==========================================================================

      Options to purchase 1,131,000 shares of common stock with a weighted average exercise price of $25.46 per share were outstanding at March 31, 2001.

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

      The Company was required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statements 142 and 144 effective no later than October 1, 2002. Furthermore, intangible assets determined to have an indefinite useful life and goodwill that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. The Company elected to adopt Statements 141, 142 and 144 effective October 1, 2001.

      Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Upon adoption of Statement 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. In addition, the Company is required to test the intangible assets identified as having an indefinite useful life and goodwill for impairment in accordance with the provisions of Statement 142. There were no significant reclassifications or impairment losses identified as a result of adoption.

      Changes in the carrying amount of goodwill are as follows:

      ----------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended         Six Months Ended
                                                                      March 31                  March 31
      ----------------------------------------------------------------------------------------------------------
      (Thousands)                                                  2002        2001         2002         2001
      ----------------------------------------------------------------------------------------------------------
      Goodwill, beginning of period .........................   $ 228,753    $ 241,064    $ 230,231    $ 241,960
      Goodwill related to acquisitions ......................         247          276          247        2,826
      Goodwill related to sales of businesses ...............      (8,153)          --       (9,631)      (1,455)
      Amortization ..........................................          --       (1,991)          --       (3,982)
      ----------------------------------------------------------------------------------------------------------
      Goodwill, end of period ...............................   $ 220,847    $ 239,349    $ 220,847    $ 239,349
      ==========================================================================================================

      The impact of adoption of these statements is as follows:

      ---------------------------------------------------------------------------------------------------
                                                                Three Months Ended      Six Months Ended
                                                                     March 31               March 31
      ----------------------------------------------------------------------------------------------------
      (Thousands)                                                  2002      2001        2002       2001
      ----------------------------------------------------------------------------------------------------
      Income from continuing operations, as reported ........   $ 13,124   $ 13,141    $ 31,124   $ 34,156
      Goodwill amortization, net of income tax benefit ......         --      1,488          --      2,976
      Goodwill amortization of associated companies .........         --         59          --        118
      ----------------------------------------------------------------------------------------------------
      Income from continuing operations, as adjusted ........     13,124     14,688      31,124     37,250
      Discontinued operations ...............................         --        (85)         --    250,802
      ----------------------------------------------------------------------------------------------------
      Net income, as adjusted ...............................   $ 13,124   $ 14,603    $ 31,124   $288,052
      ====================================================================================================

      The earnings per common share impact related to the adoption of these statements is as follows:

      --------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended  Six Months Ended
                                                                              March 31           March 31
      --------------------------------------------------------------------------------------------------------
                                                                          2002      2001      2002      2001
      --------------------------------------------------------------------------------------------------------
      Basic:
        Income from continuing operations, as reported ..............   $   0.30  $   0.30  $   0.71  $   0.78
        Goodwill amortization .......................................        --       0.03        --      0.07
      --------------------------------------------------------------------------------------------------------
        Income from continuing operations, as adjusted ..............       0.30      0.33      0.71      0.85
        Discontinued operations .....................................         --        --        --      5.75
      --------------------------------------------------------------------------------------------------------
      Net income, as adjusted .......................................   $   0.30  $   0.33  $   0.71  $   6.60
      --------------------------------------------------------------------------------------------------------

      Diluted:
        Income from continuing operations, as reported ..............   $   0.30  $   0.30  $   0.70  $   0.78
        Goodwill amortization .......................................         --      0.03        --      0.07
      --------------------------------------------------------------------------------------------------------
        Income from continuing operations, as adjusted ..............       0.30      0.33      0.70      0.85
        Discontinued operations .....................................         --        --        --      5.70
      --------------------------------------------------------------------------------------------------------
      Net income, as adjusted .......................................   $   0.30  $   0.33  $   0.70  $   6.55
      ========================================================================================================

8     Subsequent Event

      In April 2002, the Company acquired the stock of Howard Publications, Inc. (Howard), a privately owned company comprised of 16 daily newspapers, one of which is jointly owned, and related specialty publications. The transaction is valued at $694,000,000 and was funded in part with approximately $434,000,000 in cash and temporary cash investments. New bank borrowing funded the remainder of the purchase price. Certain non-publishing businesses are not included in the transaction.

      The Company paid the purchase price and expenses related to the transaction from $434,000,000 of available funds, including proceeds from the sale of its broadcast properties, which was substantially completed in October 2000, and revolving loans under the terms of a five year, $350,000,000 credit agreement dated as of March 28, 2002 among the Company, Bank of America, N.A. (BofA), as administrative agent, and the other lenders party thereto. The initial interest rate of the revolving loans is, at the option of the Company, LIBOR plus 1.25% or a base rate equal to the greater of the federal funds rate plus 0.5% or the BofA prime rate. The credit agreement contains covenants, including interest coverage and leverage ratios, which are not expected to be restrictive to normal operations or historical amounts of stockholder dividends.

      The representations and warranties of Howard stockholders are secured for varying amounts pursuant to an escrow agreement between the Company and the indemnifying Howard stockholders.

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and six months ended March 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This report contains information that may be deemed forward-looking and that is based largely on the Company's current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired business or maintaining employee and customer relationships and increased capital and other costs. The words "may," "will," "would," "could," "believes," "expects," "anticipates," "intends," "plans,"
"projects," "considers" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

CONTINUING OPERATIONS - QUARTER ENDING MARCH 31, 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

---------------------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31
---------------------------------------------------------------------------------------------
(Thousands, except per common share data)                 2002        2001     Percent Change
---------------------------------------------------------------------------------------------
Operating revenue ..................................   $ 100,066    $ 101,957      (1.9)%
Income before interest, taxes, depreciation
   and amortization (EBITDA) (1) ...................      26,192       23,771      10.2
Operating income ...................................      20,720       15,594      32.8
Nonoperating income (expense), net .................        (376)       5,016        NM
Income from continuing operations ..................      13,124       13,141      (0.1)
Earnings per common share:
   Basic ...........................................   $    0.30    $    0.30        --%
   Diluted .........................................        0.30         0.30        --
==============================================================================================

(1) EBITDA is not a financial performance measurement under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the Consolidated Statements of Cash Flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation also excludes other nonoperating items, primarily the gains and losses on sales of businesses and losses related to other ventures.

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31
-----------------------------------------------------------------------------------------------
(Thousands)                                              2002         2001       Percent Change
-----------------------------------------------------------------------------------------------
Advertising:
   Retail ..........................................   $  37,451   $  37,078           1.0%
   National ........................................       2,485       2,560          (2.9)
   Classified:
      Employment ...................................       5,144       6,589         (21.9)
      Automotive ...................................       4,862       4,855           0.1
      Real estate ..................................       3,690       3,613           2.1
      All other ....................................       8,673       9,169          (5.4)
   Total classified ................................      22,369      24,226          (7.7)
------------------------------------------------------------------------------------------------
Total advertising ..................................      62,305      63,864          (2.4)
------------------------------------------------------------------------------------------------
Circulation ........................................      20,194      19,729           2.4
Other:
   Commercial printing .............................       5,750       6,318          (9.0)
   Internet/online .................................       1,592       1,327          20.0
   Niche publications and other ....................       6,147       6,831         (10.0)
   Editorial service contracts .....................       2,326       2,570          (9.5)
-------------------------------------------------------------------------------------------------
                                                          15,815      17,046          (7.2)
Equity in net income of associated companies .......       1,752       1,318          32.9
-------------------------------------------------------------------------------------------------
Total operating revenue ............................   $ 100,066   $ 101,957          (1.9)%
=================================================================================================

Revenue and Operating Expenses - Same Property

The following discussion of revenue and operating expenses is presented on an operating basis, which includes 100% of the revenue and expenses of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is also exclusive of acquisitions and divestitures. The Company believes such comparisons provide the most meaningful information for an understanding of its business.

The quarter ended March 31, 2002 had one more Sunday and one fewer Monday compared to the same period last year, which positively impacts substantially all categories of revenue.

Advertising lineage, as reported on an operating basis for daily newspapers only, consists of the following:

--------------------------------------------------------------------------------
                                            Three Months Ended
                                                  March 31
--------------------------------------------------------------------------------
(Thousands of Inches)                          2002     2001      Percent Change
--------------------------------------------------------------------------------
Advertising:
   Retail ................................      581      584          (0.5)%
   National ..............................       94       89           5.6
   Classified ............................    1,512    1,521          (0.6)
--------------------------------------------------------------------------------
                                              2,187    2,194          (0.3)%
================================================================================

For the three months ended March 31, 2002, total revenue declined $715,000, or 0.6%, with a decline in total advertising revenue of $573,000, or 0.7%, and a decline in total advertising lineage of 7,000 inches, or 0.3%. Retail revenue increased $1,601,000, or 3.6%, and retail rates increased 4.3% during the same three-month period. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume caused by weak economic conditions.

Classified advertising revenue decreased approximately $2,155,000, or 7.0%, for the three months ended March 31, 2002. Higher margin employment advertising at the daily newspapers accounted for substantially all of the decrease and declined 24.6% for the period. The national help wanted index registered a 36% decline in employment advertising lineage for the same period. Real estate advertising increased 3.6% due in part to attractive mortgage rates. The automotive category was flat.

Circulation revenue increased $754,000, or 3.1%. The Company's unaudited daily newspaper circulation increased 1.6% and Sunday circulation increased 0.7% for the three months ended March 31, 2002. The Company remains focused on growing circulation units through a number of initiatives.

Other revenue decreased $896,000, or 4.3%. Commercial printing was down $582,000, or 7.3% for the quarter due to losses of, or declines in volume from, key customers. Internet/online revenue increased $298,000, or 20.6%, due to growth in advertising revenue and cross-selling with the Company's newspapers, partially offsetting the overall decline in other revenue.

The following table sets forth the percentage of revenue of certain operating expenses:

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31
--------------------------------------------------------------------------------
                                                                 2002    2001
--------------------------------------------------------------------------------
Compensation ...............................................     39.9%   40.0%
Newsprint and ink ..........................................      8.8    10.6
Other operating expenses ...................................     24.6    25.4
--------------------------------------------------------------------------------
                                                                 73.3    76.0
--------------------------------------------------------------------------------
EBITDA Margin ..............................................     26.7    24.0
Depreciation and amortization ..............................      5.2     7.4
--------------------------------------------------------------------------------
Operating margin ...........................................     21.5%   16.6%
================================================================================

Costs other than depreciation and amortization decreased $3,730,000, or 4.0%. Compensation expense decreased $423,000, or 0.9%, due to workforce reductions, delayed salary increases and changes in benefit programs. Overall, full-time equivalent personnel declined 3.2%. Newsprint and ink costs decreased
$2,216,000, or 17.0%, as the result of continued price decreases, offset partially by a 3.2% increase in consumption. Other operating costs, exclusive of depreciation and amortization, decreased $1,091,000, or 3.5%.

On October 1, 2001 the Company adopted the provisions of FASB Statements 141 and
142. As a result, goodwill acquired in a purchase business combination is no longer being amortized, but is tested for impairment annually. Amortization expense related to goodwill was $2,088,000 for the three months ended March 31, 2001.

Nonoperating Income and Income Taxes - As Reported

Financial income decreased $5,964,000 to $2,467,000 in 2002, due to a significant decline in reinvestment rates in the Company's investment portfolio and, to a lesser extent, investment in tax-exempt securities. Further, the Company's invested balances have decreased due to required income tax payments, offset to some extent by funds generated from operations.

Income taxes were 35.5% and 36.2% of income from continuing operations before income taxes for the three months ended March 31, 2002 and 2001, respectively. Municipal income in the current year reduced the effective tax rate. In addition, the prior year effective tax rate included the effect of goodwill amortization that was not deductible for tax purposes.

CONTINUING OPERATIONS - SIX MONTHS ENDING MARCH 31, 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

---------------------------------------------------------------------------------------------
                                                          Six Months Ended
                                                               March 31
---------------------------------------------------------------------------------------------
(Thousands, except per common share data)                 2002         2001    Percent Change
---------------------------------------------------------------------------------------------
Operating revenue ..................................   $ 211,693    $ 220,679       (4.1)%
Income before interest, taxes, depreciation
   and amortization (EBITDA) .......................      60,540       59,447        1.8
Operating income ...................................      49,077       43,235       13.5
Nonoperating income (expense), net .................        (955)      10,966         NM
Income from continuing operations ..................      31,124       34,156       (8.9)
Earnings per common share:
   Basic ...........................................   $    0.71    $    0.78       (9.0)%
   Diluted .........................................        0.70         0.78      (10.3)
==============================================================================================

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

----------------------------------------------------------------------------------------------
                                                         Six Months Ended
                                                              March 31
----------------------------------------------------------------------------------------------
(Thousands)                                              2002         2001      Percent Change
----------------------------------------------------------------------------------------------
Advertising:
   Retail ..........................................   $  84,351   $  86,274          (2.2)%
   National ........................................       5,159       5,614          (8.1)
   Classified:
      Employment ...................................      10,263      13,889         (26.1)
      Automotive ...................................      10,171      10,008           1.6
      Real estate ..................................       7,574       7,529           0.6
      All other ....................................      17,639      18,221           3.2
   Total classified ................................      45,647      49,647          (8.1)
-----------------------------------------------------------------------------------------------
Total advertising ..................................     135,157     141,535          (4.5)
-----------------------------------------------------------------------------------------------
Circulation ........................................      40,786      40,903          (0.3)
Other:
   Commercial printing .............................      12,318      13,474          (8.6)
   Internet/online .................................       3,086       2,549          21.1
   Niche publications and other ....................      11,956      13,445         (11.1)
   Editorial service contracts .....................       4,461       4,889          (8.8)
-----------------------------------------------------------------------------------------------
                                                          31,821      34,357          (7.4)
Equity in net income of associated companies .......       3,929       3,884           1.2
-----------------------------------------------------------------------------------------------
Total operating revenue ............................   $ 211,693   $ 220,679          (4.1)%
===============================================================================================

Revenue and Operating Expenses - Same Property

The following discussion of revenue and operating expenses is presented on an operating basis, which includes 100% of the revenue and expenses of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is also exclusive of acquisitions and divestitures. The Company believes such comparisons provide the most meaningful information for an understanding of its business.

The six months ended March 31, 2002 had the same number of Sundays and weekdays as the same period last year.

Advertising lineage, as reported on an operating basis for daily newspapers only, consists of the following:

--------------------------------------------------------------------------------------
                                                       Six Months Ended
                                                            March 31
---------------------------------------------------------------------------------------
(Thousands of Inches)                                   2002     2001    Percent Change
---------------------------------------------------------------------------------------
Advertising:
   Retail ..........................................    3,626    3,796        (4.5)%
   National ........................................      191      213       (10.3)
   Classified ......................................    3,128    3,182        (1.7)
---------------------------------------------------------------------------------------
                                                        6,945    7,191        (3.4)%
=======================================================================================

For the six months ended March 31, 2002, total revenue declined $8,900,000, or 3.4%, with a decline in total advertising revenue of $6,733,000, or 3.9%, and a decline in total advertising lineage of 246,000 inches, or 3.4%. Retail revenue decreased $1,246,000, or 1.2%, while retail rates increased 3.3% during the same six-month period. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume caused by weak economic conditions.

Classified advertising revenue decreased approximately $4,979,000, or 8.0%, in 2002. Higher margin employment advertising at the daily newspapers accounted for substantially all of the decrease and declined 29% for the six-month period. The national help wanted index reflected a 37.8% decline in employment advertising lineage for the same period. Automotive and other categories were flat.

Circulation revenue was flat year over year. The Company's audited daily newspaper circulation increased 1.8% and Sunday circulation increased 0.4% for the six months ended March 31, 2002. The Company is focused on growing circulation units through a number of initiatives.

Other revenue decreased $2,113,000, or 5.1%. Commercial printing declined $1,016,000, or 6.0%, due to losses of, or declines in volume from, key customers. Internet/online revenue increased $529,000, or 18.8%, due to growth in advertising revenue and cross-selling with the Company's newspapers, partially offsetting the overall decline in other revenue.

The following table sets forth the percentage of revenue of certain operating expenses:

--------------------------------------------------------------------------------
                                                                Six Months Ended
                                                                    March 31
--------------------------------------------------------------------------------
                                                                  2002    2001
--------------------------------------------------------------------------------
Compensation ................................................     38.0%   37.8%
Newsprint and ink ...........................................      9.3    10.4
Other operating expenses ....................................     24.0    24.2
--------------------------------------------------------------------------------
                                                                  71.3    72.4
--------------------------------------------------------------------------------
EBITDA Margin ...............................................     28.7    27.6
Depreciation and amortization ...............................      5.2     6.8
--------------------------------------------------------------------------------
Operating margin ............................................     23.5%   20.8%
================================================================================

Costs other than depreciation and amortization decreased $9,073,000, or 4.7%. Compensation expense decreased $2,859,000, or 2.8%, due to workforce reductions, delayed salary increases and changes in benefit programs. Overall, full-time equivalent personnel declined 3.4%. Newsprint and ink costs decreased $3,716,000, or 13.5%, as the result of continued price decreases offsetting a 0.9% increase in consumption. Other operating costs, exclusive of depreciation and amortization, decreased $2,498,000, or 3.9%.

On October 1, 2001 the Company adopted the provisions of FASB Statements 141 and
142. As a result, goodwill acquired in a purchase business combination is no longer being amortized, but is tested for impairment annually. Amortization expense related to goodwill was $4,176,000 for the six months ended March 31, 2001.

Nonoperating Income and Income Taxes - As Reported

Financial income decreased $12,707,000 to $5,235,000 in 2002, due to a significant decline in reinvestment rates in the Company's investment portfolio and, to a lesser extent, investment in tax-exempt securities. Further, the Company's invested balances have decreased due to required income tax payments, offset to some extent by funds generated from operations.

Income taxes were 35.3% and 37.0% of income from continuing operations before income taxes for the six months ended March 31, 2002 and 2001, respectively. Municipal income in the current year reduced the effective tax rate. In addition, the prior year effective tax rate included the effect of goodwill amortization that was not deductible for tax purposes.

Discontinued Operations

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $250,800,000. The results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,600,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $40,238,000 for the six months ended March 31, 2002 and $45,947,000 for the same period in 2001. Reduced income from continuing operations and decreased depreciation and amortization offset changes in working capital.

Cash provided by investing activities totaled $105,588,000 during the six months ended March 31, 2002, and consumed $467,727,000 in the prior year. Changes in the Company's mix of investments account for the majority of the change.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $12,000,000 in 2002, and other requirements will be available from internally generated funds, its remaining investment portfolio and, if necessary, by accessing the capital markets.

The Company entered into a five year, $350,000,000 Credit Agreement in March 2002. The primary purposes of the agreement were to fund the acquisition of Howard Publications, Inc. as described in Note 8 to the Consolidated Financial Statements, and to provide liquidity for other corporate purposes.

Under the terms of the Company's 1998 Note Purchase Agreement (the 1998 Agreement), the Company was required to repay the outstanding balance of $161,800,000 on October 1, 2002 unless the Company reinvested the net proceeds of the sale of its broadcast operations or obtained a waiver or amendment of that provision of the 1998 Agreement. The acquisition described in Note 8 to the Consolidated Financial Statements satisfies the conditions of the Company's 1998 Agreement with regard to reinvestment of the net proceeds of the sale of broadcast operations. If repayment had been required, a substantial prepayment penalty would have also been required, based upon interest rates in effect at that time. Other covenants under this agreement are not considered restrictive to normal operations or historical amounts of stockholder dividends.

Cash required for financing activities totaled $4,105,000 during the six months ended March 31, 2002, and $48,957,000 in the prior year. Debt repayments and lower stock activity account for the differences between years.

Cash required for discontinued operations totaled $43,195,000 during the six months ended March 31, 2002, primarily for income tax payments related to the gain on sale of discontinued operations. Cash provided by discontinued operations totaling $479,231,000 in the prior year primarily reflects net proceeds from the sale of such operations.

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

Interest Rates

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. The average maturity of the investment portfolio is 17 days at March 31, 2002. Only high-quality investments are considered. In April 2002, the Company liquidated substantially all of its investment portfolio, in conjunction with the acquisition of Howard Publications, Inc.

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

A $10 per ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $650,000, excluding MNI.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The positions included in the calculations are temporary cash investments, which total $108,380,000 at March 31, 2002, and fixed-rate debt, which totals $173,400,000.

The table below presents the estimated maximum potential one-year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 31, 2002:

--------------------------------------------------------------------------------
                                                Estimated Impact on
--------------------------------------------------------------------------------
                                                         Income from Continuing
                                                        Operations Before Income
(Thousands)                                 Fair Value          Taxes
--------------------------------------------------------------------------------
 Temporary cash investments .......          $   (50)          $(1,033)
 Fixed rate debt ..................           (6,900)               --
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

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders the Company was held on January 23, 2002.

Rance E. Crain was re-elected, and Herbert W. Moloney III was elected, as directors for a three-year terms expiring at the 2005 annual meeting. Directors whose terms of office continued after the meeting are: Mary E. Junck, William E. Mayer, Mark Vittert, Gregory P. Schermer, Andrew E. Newman and Gordon D. Prichett.

Votes were cast, all by proxy, for nominees for director as follows:

                                                    For              Withheld
--------------------------------------------------------------------------------
  Rance E. Crain                                101,906,434          4,975,585
  Herbert W. Moloney III                        101,902,692          4,979,327

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:   3 Amended and restated By-Laws as of January 23, 2002.

          The following reports on Form 8-K were filed during the three months ended March 31, 2002.

          Date of Report:  February 12, 2002

          Item 9. The Company issued a news release on February 11 announcing plans to conduct a conference call and webcast on February 12, 2002.

          Date of Report:  February 12, 2002

          Item 5. The Company announced plans to acquire all of the outstanding stock of Howard Publications, Inc. and a new $350,000,000 credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt                                          DATE:  May 15, 2002
-------------------------------------------
Carl G. Schmidt

Vice President, Chief Financial Officer,
   and Treasurer
(Principal Financial and Accounting Officer)