Form 10-Q
period 2002-06-30
LEE ENTERPRISES INC
filed 2002-08-14
CIK 58361

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6227


                          LEE ENTERPRISES, INCORPORATED
             (Exact name of Registrant as specified in its Charter)



          Delaware                                       42-0823980
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



                    215 N. Main Street, Davenport, Iowa 52801
                    (Address of principal executive offices)


                                 (563) 383-2100
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of June 30, 2002, 34,384,196 shares of Common Stock and 9,906,138 shares of Class B Common Stock of the Registrant were outstanding.

================================================================================

                          LEE ENTERPRISES, INCORPORATED


                                   TABLE OF CONTENTS                                    PAGE
----------------------------------------------------------------------------         ----------
PART I     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Consolidated Statements of Income -                               1
                       Three months and nine months ended June 30, 2002 and
                       2001

                       Consolidated Balance Sheets -                                     2
                       June 30, 2002 and September 30, 2001

                       Consolidated Statements of Cash Flows -                           3
                       Nine months ended June 30, 2002 and 2001

                       Notes to Consolidated Financial Statements                        4

           Item 2.     Management's Discussion and Analysis of Financial                 9
                       Condition and Results of Operations

           Item 3.     Quantitative and Qualitative Disclosures About Market             16
                       Risk

PART II    OTHER INFORMATION

           Item 6.     Exhibits and Reports on Form 8-K                                  16

                       Signatures                                                        17

EXHIBITS

           99.1        Statement Under Oath of Chief Executive Officer                   18

           99.2        Statement Under Oath of Chief Financial Officer                   19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEE ENTERPRISES, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended               Nine Months Ended
                                                                                 June 30                          June 30
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                  2002            2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenue:
   Advertising                                                         $ 110,745        $  71,613        $ 244,709        $ 211,973
   Circulation                                                            31,641           20,115           72,238           60,816
   Other                                                                  18,427           16,770           49,990           50,761
   Equity in net income of associated companies                            2,867            1,647            6,796            5,531
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         163,680          110,145          373,733          329,081
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation                                                           62,928           42,165          143,464          126,237
   Newsprint and ink                                                      13,385           11,166           31,559           32,071
   Depreciation                                                            6,389            3,882           13,946           12,181
   Amortization of intangible assets                                       5,866            3,997            9,614           11,707
   Other                                                                  37,826           25,978           88,579           80,590
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         126,394           87,188          287,162          262,786
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          37,286           22,957           86,571           66,295
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expenses), net:
   Financial income                                                          470            6,470            5,705           24,412
   Financial expense                                                      (5,117)          (3,279)         (10,999)          (9,624)
   Gain (loss) on sales of assets                                              9           (1,472)             (31)          (1,472)
   Other, net                                                               --               (213)            (268)            (844)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          (4,638)           1,506           (5,593)          12,472
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                     32,648           24,463           80,978           78,767
Income tax expense                                                         1,841            8,675           18,920           28,760
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                         30,807           15,788           62,058           50,007
Discontinued operations:
   Gain (loss) on disposition, net of income tax effect                    1,281              (86)           1,154          250,653
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  32,088        $  15,702        $  63,212        $ 300,660
===================================================================================================================================
Earnings per common share:
   Basic:
     Continuing operations                                             $    0.70        $    0.36        $    1.41        $    1.14
     Discontinued operations                                                0.03             --               0.03             5.74
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $    0.73        $    0.36        $    1.44        $    6.88
===================================================================================================================================
   Diluted:
     Continuing operations                                             $    0.69        $    0.36        $    1.40        $    1.13
     Discontinued operations                                                0.03             --               0.03             5.69
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $    0.72        $    0.36        $    1.43        $    6.82
===================================================================================================================================
Dividends per common share                                             $    0.17        $    0.17        $    0.51        $    0.51
===================================================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30                September 30
(Thousands, except per share data)                                                               2002                      2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $    67,810                $   272,169
   Temporary cash investments                                                                       --                      211,221
   Accounts receivable, net                                                                       58,037                     41,349
   Receivable from associated companies                                                             --                        1,500
   Inventories                                                                                     6,617                      3,997
   Other                                                                                          15,154                      7,441
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             147,618                    537,677
-----------------------------------------------------------------------------------------------------------------------------------
Investments                                                                                       24,509                     32,525
Property and equipment, net                                                                      179,567                    119,061
Goodwill and other intangibles                                                                 1,040,203                    310,472
Other                                                                                              3,779                        662
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 1,395,676                $ 1,000,397
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $    17,214                $    10,817
   Current maturities of long-term debt                                                           11,600                     11,600
   Unearned income                                                                                28,534                     18,201
   Income taxes payable                                                                            2,741                     57,281
   Other                                                                                          40,076                     27,240
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        100,165                    125,139
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                          414,200                    161,800
Deferred items                                                                                   152,292                     31,514
Stockholders' equity:
   Serial convertible preferred, no par value;
      authorized 500 shares: none issued
   Common, $2 par value; authorized 60,000
      shares; issued and outstanding:
         June 30, 2002 34,384 shares                                                              68,768                     67,318
         September 30, 2001 33,659 shares
   Class B Common, $2 par value; authorized
      30,000 shares; issued and outstanding:                                                      19,812                     20,758
         June 30, 2002 9,906 shares
         September 30, 2001 10,379 shares
   Additional paid-in capital                                                                     55,152                     48,164
   Unearned compensation                                                                          (2,169)                    (1,130)
   Retained earnings                                                                             587,456                    546,834
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       729,019                    681,944
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 1,395,676                $ 1,000,397
===================================================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Nine Months Ended
                                                                                                                  June 30
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                                               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income                                                                                          $  63,212          $ 300,660
   Less:  discontinued operations                                                                         (1,154)          (250,653)
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                         62,058             50,007
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization                                                                          23,560             23,888
   Losses (gains) on sale of assets                                                                           31              1,472
   Distributions in excess of current earnings of associated companies                                     3,330              2,337
   Other, net                                                                                             (4,169)            (6,849)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                 84,810             70,855
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (required for) investing activities:
   Proceeds from sales (purchases) of temporary cash investments, net                                    211,221           (282,807)
   Purchases of property and equipment                                                                    (7,775)            (7,435)
   Acquisitions, net                                                                                    (697,233)            (4,230)
   Proceeds from sales of assets                                                                           7,075              3,841
   Other                                                                                                     232             (2,443)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash required for investing activities                                                              (486,480)          (293,074)
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (required for) financing activities:
   Payments on short-term debt                                                                              --              (37,937)
   Proceeds from issuance of long-term debt                                                              264,000               --
   Payments on long-term debt                                                                            (11,600)           (11,600)
   Financing costs                                                                                        (2,442)              --
   Common stock transactions                                                                                (322)            (8,689)
   Dividends paid                                                                                        (15,014)           (14,828)
   Other                                                                                                   5,851             10,703
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities                                                 240,473            (62,351)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (required for) discontinued operations                                              (43,162)           435,976
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                    (204,359)           151,406

Cash and cash equivalents:
   Beginning of period                                                                                   272,169             29,427
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                                                          $  67,810          $ 180,833
===================================================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                       3

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1     BASIS OF PRESENTATION

      The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2002 and the results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2     INVESTMENT IN ASSOCIATED COMPANIES

      The Company has a 50% ownership interest in Madison Newspapers, Inc.
      (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, four other daily newspapers and various other publications in Wisconsin.

      Summarized financial information of MNI is as follows:

      -------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended               Nine Months Ended
                                                                          June 30                         June 30
      -------------------------------------------------------------------------------------------------------------------
      (Thousands)                                                   2002            2001            2002           2001
      -------------------------------------------------------------------------------------------------------------------
      Revenue                                                    $ 27,980         $ 25,849       $ 78,850        $ 79,865
      Operating expenses, excluding depreciation
         and amortization                                          19,214           19,219         55,257          57,945
      Depreciation and amortization                                 1,407            1,161          3,382           3,483
      Operating income                                              7,359            5,469         20,211          18,437
      Net income                                                    4,395            3,293         12,254          11,062
      ===================================================================================================================

      In April 2002, a subsidiary of MNI acquired the assets of Citizen Newspapers, LLC, which owns the Beaver Dam Daily Citizen and various other publications published in Wisconsin. Debt of MNI totaled $34,343,000 at June 30, 2002 and $20,000,000 at June 30, 2001.

3     INCOME TAXES

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

      The favorable resolution of tax issues reduced income tax expense by approximately $10,000,000 for the quarter ended June 30, 2002. The Company has favorably resolved one element of a federal tax claim related to the deductibility of losses on the 1997 sale of a business, which Internal Revenue Service regulations had previously disallowed. Due to the uncertainty of a favorable resolution at the time of sale, the amount claimed was reserved in the Consolidated Financial Statements. The reversal has been recorded in results from continuing operations as a reduction of income tax expense. Additional elements of the claim remain open and, if resolved favorably, would result in additional reduction of tax expense in future periods.

      A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in the quarter ended June 30, 2002, from changes in estimates related to state taxes on the sale of broadcasting operations in October 2000 and thereafter.

4    EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

       -----------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended                 Nine Months Ended
                                                                                June 30                            June 30
       -----------------------------------------------------------------------------------------------------------------------------
       (Thousands, except per common share data)                            2002             2001              2002             2001
       -----------------------------------------------------------------------------------------------------------------------------
       Income applicable to common stock:
          Continuing operations                                         $ 30,807         $ 15,788          $ 62,058         $ 50,007
          Discontinued operation                                           1,281              (86)            1,154          250,653
       -----------------------------------------------------------------------------------------------------------------------------
       Net income                                                       $ 32,088         $ 15,702          $ 63,212         $300,660
       =============================================================================================================================
       Weighted average common shares outstanding                         44,265           43,921            44,172           43,810
       Less non-vested restricted stock                                      121               88               118               89
       -----------------------------------------------------------------------------------------------------------------------------
       Basic average common shares                                        44,144           43,833            44,054           43,721
       Dilutive stock options and restricted stock                           330              285               295              320
       -----------------------------------------------------------------------------------------------------------------------------
       Diluted average common shares                                      44,474           44,118            44,349           44,041
       =============================================================================================================================
       Earnings per common share:
          Basic:
             Continuing operations                                      $   0.70         $   0.36          $   1.41         $   1.14
             Discontinued operations                                        0.03             --                0.03             5.74
       -----------------------------------------------------------------------------------------------------------------------------
       Net income                                                       $   0.73         $   0.36          $   1.44         $   6.88
       =============================================================================================================================
          Diluted:
             Continuing operations                                      $   0.69         $   0.36          $   1.40         $   1.13
             Discontinued operations                                        0.03             --                0.03             5.69
       -----------------------------------------------------------------------------------------------------------------------------
       Net income                                                       $   0.72         $   0.36          $   1.43         $   6.82
       =============================================================================================================================


      In July 2002, the Company announced that effective October 1, 2002, stock option grants would be accounted for as an expense in the Consolidated Statements of Income, according to the provisions of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation.

5     ACQUISITIONS

      In April 2002, the Company acquired the stock of Howard Publications, Inc. (Howard), a privately owned company comprised of 15 daily newspapers, 50% of the stock of Sioux City Newspapers, Inc. (SCN), and related specialty publications. The transaction was valued at approximately $697,000,000 after taking into account $50,000,000 of cash on the Howard balance sheet to be retained by the Company, and other adjustments. Certain non-publishing businesses of Howard were not included in the transaction.

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

      Because of the size and complexity of the acquisition, the Company has not yet completed the required determination of fair value of the assets and liabilities of Howard and related allocation of the purchase price. A significant portion of the total purchase price will be allocated between separately identifiable intangible assets, which may have finite lives and goodwill, which is not subject to amortization. Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts estimated for the quarter ended June 30, 2002, and reported results overall. For example, the Company would record additional amortization expense of $500,000 annually for every $10,000,000 of value allocated to identifiable intangible assets, assuming a twenty-year useful life, compared to no amortization expense being recorded if such value is allocated to goodwill or an indefinite lived intangible asset. Any changes from amounts previously estimated would not impact the Company's cash flows. Amortization expense recorded in the Consolidated Financial Statements related to the Howard acquisition for the quarter ended June 30, 2002, was estimated at approximately $4,400,000.

      In July 2002, the Company acquired the remaining fifty percent interest in SCN from a privately owned company. The transaction was valued at $60,300,000 and was funded in part with approximately $42,000,000 in cash and temporary cash investments. The remainder of the purchase price was funded by the Company's credit agreement. $3,000,000 of the purchase price is payable in November 2002. The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which was recorded in discontinued operations for the quarter ended June 30, 2002.

      The pro forma consolidated statements of income for the nine months ended June 30, 2002 and the three and nine months ended June 30, 2001, set forth below, present the results of operations as if the acquisition of Howard, including 50% of SCN, had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of the period.

      -------------------------------------------------------------------------------------
                                                       Three Months         Nine Months
                                                          Ended                Ended
                                                         June 30              June 30
      -------------------------------------------------------------------------------------
      (Thousands, Except Per Common Share Data)            2001          2002        2001
      -------------------------------------------------------------------------------------
      Total revenues                                    $165,049       $467,984    $497,209
      Income from continuing operations                   13,832         61,981      42,742
      Earnings per common share:
         Basic                                          $   0.32       $   1.41    $   0.98
         Diluted                                            0.31           1.40        0.97
      =====================================================================================

      The preliminary purchase price allocation for Howard, which includes 50% of SCN, as of April 1, 2002, is as follows:

      --------------------------------------------------------------------------
      (Thousands)
      --------------------------------------------------------------------------
      Current assets                                               $   21,787
      Property and equipment                                           68,959
      Intangible and other assets                                     755,377
      --------------------------------------------------------------------------
      Total assets acquired                                           846,123
      Current liabilities                                              23,509
      Long-term liabilities                                           125,674
      --------------------------------------------------------------------------
      Net assets acquired                                             696,940
      Less:  acquisition costs                                          3,000
      --------------------------------------------------------------------------
      Purchase price                                               $  693,940
      ==========================================================================

6     SALES OF ASSETS

      In December 2001, the Company sold all of the assets of its specialty publication in Klamath Falls, Oregon. In January 2002, the Company sold all of the operating assets of its specialty publications in Las Vegas, Nevada, Great Falls, Montana and St. George, Utah. In February 2002, the Company sold all of its operating assets of its specialty publication in Redding, California. Net proceeds from the sales totaled approximately $7,075,000. The Company realized a net loss on the transactions. The estimated loss, which was recognized in the year ended September 2001, approximates the actual amount.

7     STOCK OWNERSHIP PLANS

      A summary of activity related to the Company's stock option plan is as follows:


      -------------------------------------------------------------------------------------------------------------------
                                                                                                              Weighted
                                                                                                               Average
      (Thousands, except per common share data)                                             Shares         Exercise Price
      -------------------------------------------------------------------------------------------------------------------
      Outstanding at September 30, 2001                                                        967             $ 26.44
      Granted                                                                                  290               35.60
      Exercised                                                                               (151)              25.67
      Cancelled                                                                                (35)              28.88
      -------------------------------------------------------------------------------------------------------------------
      Outstanding at June 30, 2002                                                           1,071             $ 28.95
      ===================================================================================================================

      Options to purchase 1,004,875 shares of common stock with a weighted average exercise price of $26.50 per share were outstanding at June 30, 2001.

8     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      In August 2001, FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement 121, discussed above, but retains the fundamental provisions of Statement 121 with regard to recognition and measurement of impairment of long-lived assets.

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

      Changes in the carrying amount of goodwill are as follows:

      ---------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended              Nine Months Ended
                                                                           June 30                         June 30
      ---------------------------------------------------------------------------------------------------------------------
      (Thousands)                                                 2002            2001             2002             2001
      ---------------------------------------------------------------------------------------------------------------------

      Goodwill, beginning of period                            $ 220,847       $ 239,349        $ 230,231        $ 241,960
      Goodwill related to acquisitions                              --               232              247            3,058
      Goodwill related to sales of businesses                     (2,522)           (830)         (12,153)          (2,285)
      Amortization                                                  --            (1,991)            --             (5,973)
      ---------------------------------------------------------------------------------------------------------------------
      Goodwill, end of period                                  $ 218,325       $ 236,760        $ 218,325        $ 236,760
      =====================================================================================================================

The impact of adoption of these statements is as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                  Nine Months Ended
                                                                   June 30                               June 30
------------------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                  2002              2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations, as reported            $ 30,807          $ 15,788           $ 62,058          $ 50,007
Goodwill amortization, net of income tax benefit                --             1,488                 --             4,464
Goodwill amortization of associated companies                   --                59                 --               177
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations, as adjusted              30,807            17,335             62,058            54,648
Discontinued operations                                      1,281               (86)             1,154           250,653
------------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                   $ 32,088          $ 17,249           $ 63,212          $305,301
====================================================================================================================================

The earnings per common share impact related to the adoption of these statements is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended            Nine Months Ended
                                                                  June 30                      June 30
------------------------------------------------------------------------------------------------------------------------------------
                                                            2002          2001           2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Basic:
   Income from continuing operations, as reported          $0.70          $0.36          $1.41          $1.14
   Goodwill amortization                                      --           0.03             --           0.11
------------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations, as adjusted           0.70           0.39           1.41           1.25
   Discontinued operations                                  0.03             --           0.03           5.74
------------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                    $0.73          $0.39          $1.44          $6.99
====================================================================================================================================
Diluted:
   Income from continuing operations, as reported          $0.69          $0.36          $1.40          $1.13
   Goodwill amortization                                      --           0.03             --           0.10
------------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations, as adjusted           0.69           0.39           1.40           1.23
   Discontinued operations                                  0.03             --           0.03           5.69
------------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                    $0.72          $0.39          $1.43          $6.92
====================================================================================================================================

As discussed in Note 5, the Company has not yet completed the allocation of the purchase price for the Howard acquisition. As a result, no amounts have been allocated between identifiable intangible assets and goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and nine months ended June 30, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. This report contains information that may be deemed forward-looking and that is based largely on the Company's current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships and increased capital and other costs. The words "may," "will," "would," "could," "believes," "expects," "anticipates," "intends," "plans," "projects," "considers" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

CONTINUING OPERATIONS -- QUARTER ENDED JUNE 30, 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

------------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                  June 30
------------------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                  2002               2001        Percent Change
------------------------------------------------------------------------------------------------------------------------------------
Operating revenue                                       $ 163,680           $ 110,145          48.6%
Income before interest, taxes, depreciation
   and amortization (EBITDA) (1)                           49,541              30,836          60.7
Operating income                                           37,286              22,957          62.4
Nonoperating income (expense), net                         (4,638)              1,506           N/M
Income from continuing operations                          30,807              15,788          95.2
Earnings per common share:
   Basic                                                $    0.70           $    0.36          94.4%
   Diluted                                                   0.69                0.36          91.7
====================================================================================================================================

(1) EBITDA is not a financial performance measurement under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the Consolidated Statements of Cash Flows, but it is a common and meaningful alternative performance measurement for comparison to other companies in the newspaper publishing industry. The computation also excludes other nonoperating items, primarily interest, gains and losses on sales of assets and losses related to other ventures.

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                   June 30
---------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                  2002            2001          Percent Change
---------------------------------------------------------------------------------------------------------------------------
Advertising:
   Retail                                                                   $ 65,616       $ 42,240              55.3%
   National                                                                    3,771          2,454              53.7
   Classified:
      Employment                                                               9,412          7,014              34.2
      Automotive                                                               9,126          5,456              67.3
      Real estate                                                              6,483          4,169              55.5
      All other                                                               16,337         10,280              58.9
---------------------------------------------------------------------------------------------------------------------------
Total classified                                                              41,358         26,919              53.6
---------------------------------------------------------------------------------------------------------------------------
Total advertising                                                            110,745         71,613              54.6
---------------------------------------------------------------------------------------------------------------------------
Circulation                                                                   31,641         20,115              57.3
Other:
   Commercial printing                                                         6,430          6,787              (5.3)
   Internet/online                                                             2,654          1,509              75.9
   Niche publications and other                                                7,045          6,247             (12.8)
   Editorial service contracts                                                 2,298          2,227               3.2
---------------------------------------------------------------------------------------------------------------------------
                                                                              18,427         16,770               9.9
Equity in net income of associated companies                                   2,867          1,647              74.1
---------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                                     $163,680       $110,145              48.6%
===========================================================================================================================

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased April 1, 2002. In total, acquisitions accounted for $54,903,000 of revenue growth in the current year quarter. Businesses sold in the current year did not impact revenue in the current year quarter but accounted for $2,599,000 of revenue in the prior year quarter.

The Howard acquisition fits the Company's core strategy of buying midsize newspapers in growing markets and will further strengthen the Company's standing as the pre-eminent newspaper group serving midsize markets.

REVENUE -- SAME PROPERTY

THE FOLLOWING DISCUSSION OF REVENUE IS PRESENTED ON AN OPERATING BASIS, WHICH INCLUDES 100% OF THE REVENUE AND EXPENSES OF MNI, WHICH IS OWNED 50% BY THE COMPANY AND ACCOUNTED FOR IN THE CONSOLIDATED FINANCIAL STATEMENTS USING THE EQUITY METHOD. IT IS ALSO EXCLUSIVE OF ACQUISITIONS AND DIVESTITURES. THE COMPANY BELIEVES SUCH COMPARISONS PROVIDE THE MOST MEANINGFUL INFORMATION FOR AN UNDERSTANDING OF ITS BUSINESS.

The quarter ended June 30, 2002 had the same number of Sundays and weekdays as the same period last year.

For the quarter ended June 30, 2002, total revenue increased $1,173,000, or 0.9%, with an increase in total advertising revenue of $631,000, or 0.7%, and an increase in total daily newspaper advertising lineage of 2.8%. Retail revenue increased $1,645,000, or 3.3%, and retail average rates increased 0.8% during the same three-month period.

Classified advertising revenue decreased approximately $1,047,000, or 3.1%, for the quarter ended June 30, 2002. Higher margin employment advertising at the daily newspapers accounted for substantially all of the decrease and declined 15.7% for the period. The national help-wanted index registered a 19% decline in employment advertising lineage for the same period. Real estate advertising increased 4.8% due in part to attractive mortgage rates. Automotive advertising increased 1%.

Circulation revenue increased $310,000, or 1.2%. The Company's same property unaudited daily newspaper circulation increased 1.2% and Sunday circulation increased 0.7% for the quarter ended June 30, 2002. The Company remains focused on growing circulation units through a number of initiatives.

Other revenue increased $952,000, or 4.7%. Internet/online revenue increased $445,000, or 27.5%, due to growth in advertising revenue and cross-selling with the Company's newspaper advertising.

Advertising lineage, as reported on a same property operating basis for daily newspapers only, consists of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                   June 30
------------------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                           2002            2001          Percent Change
------------------------------------------------------------------------------------------------------------------------------------
Advertising:
   Retail                                                                      1,846          1,814               1.8%
   National                                                                      101            100               1.0
   Classified                                                                  1,788          1,720               3.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                               3,735          3,634               2.8%
====================================================================================================================================


OPERATING EXPENSES AND RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue of certain operating expenses as reported in the Consolidated Financial Statements:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                         June 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Compensation                                                                                    38.4%                38.3%
Newsprint and ink                                                                                8.2                 10.1
Other operating expenses                                                                        23.1                 23.6
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                69.7                 72.0
------------------------------------------------------------------------------------------------------------------------------------
EBITDA margin                                                                                   30.3                 28.0
Depreciation and amortization                                                                    7.5                  7.2
------------------------------------------------------------------------------------------------------------------------------------
Operating margin                                                                                22.8%                20.8%
====================================================================================================================================


Costs other than depreciation and amortization increased $34,830,000, or 43.9%. All categories of expenses were impacted by the acquisition of Howard, which the Company purchased April 1, 2002. In total, acquisitions accounted for $38,230,000 of operating costs other than depreciation and amortization in the current year. Businesses sold in the current year did not impact operating expenses in the current year quarter but accounted for $2,250,000 of such expenses, other than depreciation and amortization, in the prior year quarter. Compensation expense increased $20,763,000, or 49.2%, as workforce reductions, delayed salary increases and both one-time and permanent changes in benefit programs in existing businesses were more than offset by costs of acquired businesses. Overall, same property full-time equivalent personnel declined 1.3%. Newsprint and ink costs increased $2,219,000, or 19.9%, as the result of continued price decreases and a 0.4% decrease in same property consumption offset by costs of acquired businesses. Other operating costs, exclusive of depreciation and amortization, increased $11,848,000, or 45.6%.

On October 1, 2001 the Company adopted the provisions of FASB Statements 141 and
142. As a result, goodwill acquired in a purchase business combination is no longer being amortized, but is tested for impairment annually. Amortization expense related to goodwill was $1,974,000 for the three months ended June 30, 2001. The change in depreciation and amortization expense from the prior year is primarily due to the acquisition of Howard, offset by the change in goodwill amortization.

Because of the size and complexity of the acquisition, the Company has not yet completed the required determination of fair value of the assets and liabilities of Howard and related allocation of the purchase price. A significant portion of the total purchase price will be allocated between separately identifiable intangible assets, which may have finite lives and goodwill, which is not subject to amortization. Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts estimated for the quarter ended June 30, 2002, and reported results overall. For example, the Company would record additional amortization expense of $500,000 annually for every $10,000,000 of value allocated to identifiable intangible assets, assuming a twenty-year useful life, compared to no amortization expense being recorded if such value is allocated to goodwill or an indefinite lived intangible asset. Any changes from amounts previously estimated would not impact the Company's cash flows. Amortization expense recorded in the Consolidated Financial Statements related to the Howard acquisition for the quarter ended June 30, 2002, was estimated at approximately $4,400,000.


EBITDA improved 60.6% to $49,541,000 from $30,836,000 in the prior year. EBITDA margin improved to 30.3% from 28.0% in the prior year. The Company's efforts at controlling expenses and lower newsprint prices all contributed to the improvement, offset to some extent by lower margins of acquired businesses. Operating margin increased to 22.8% from 20.8% for the same reasons, but was further impacted by a higher level of amortization from acquisitions, offset by the goodwill accounting change.

NONOPERATING INCOME AND INCOME TAXES

Financial income decreased $6,000,000 to $470,000. The Company's invested balances decreased $434,000,000 due to the April 1, 2002 acquisition of Howard. Reinvestment rates on remaining balances have also declined from the prior year.

The effective income tax rates were 5.6% and 35.5% for the quarters ended June 30, 2002 and 2001, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,000,000 in the current year quarter. The effective rate would have been 36.3% without the adjustment. The prior year effective tax rate included the effect of goodwill amortization that was not deductible for tax purposes.

CONTINUING OPERATIONS -- NINE MONTHS ENDED JUNE 30, 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

------------------------------------------------------------------------------------------------------
                                                   Nine Months Ended
                                                        June 30
------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                2002            2001          Percent Change
------------------------------------------------------------------------------------------------------
Operating revenue                                    $ 373,733           $ 329,081           13.6%
Income before interest, taxes, depreciation
   and amortization (EBITDA)                           110,131              90,183           22.1
Operating income                                        86,571              66,295           30.6
Nonoperating income (expense), net                      (5,593)             12,472         (144.8)
Income from continuing operations                       62,058              50,007           24.1
Earnings per common share:
   Basic                                             $    1.41           $    1.14           23.7%
   Diluted                                                1.40                1.13           23.9
=====================================================================================================

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                   June 30
------------------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                  2002            2001          Percent Change
------------------------------------------------------------------------------------------------------------------------------------
Advertising:
   Retail                                                                    $148,953        $127,500            16.8%
   National                                                                     8,929           8,068            10.7
   Classified:
      Employment                                                               19,623          20,904            (6.1)
      Automotive                                                               19,304          15,464            24.8
      Real estate                                                              14,061          11,698            20.2
      All other                                                                33,839          28,339            19.4
------------------------------------------------------------------------------------------------------------------------------------
Total classified                                                               86,827          76,405            13.6
------------------------------------------------------------------------------------------------------------------------------------
Total advertising                                                             244,709         211,973            15.4
------------------------------------------------------------------------------------------------------------------------------------
Circulation                                                                    72,238          60,816            18.8
Other:
   Commercial printing                                                         18,515          19,926            (7.1)
   Internet/online                                                              5,727           4,051            41.4
   Niche publications and other                                                18,988          19,668            (3.4)
   Editorial service contracts                                                  6,760           7,116            (5.0)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               49,990          50,761            (1.5)
Equity in net income of associated companies                                    6,796           5,531            22.9
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                                      $373,733        $329,081            13.6%
====================================================================================================================================

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased April 1, 2002. In total, acquisitions accounted for $54,903,000 of revenue growth in the current year. Businesses sold in the current year accounted for $2,346,000 of revenue in the current year and $8,514,000 of revenue in the prior year.

REVENUE -- SAME PROPERTY

THE FOLLOWING DISCUSSION OF REVENUE IS PRESENTED ON AN OPERATING BASIS, WHICH INCLUDES 100% OF THE REVENUE AND EXPENSES OF MNI, WHICH IS OWNED 50% BY THE COMPANY AND ACCOUNTED FOR IN THE CONSOLIDATED FINANCIAL STATEMENTS USING THE EQUITY METHOD. IT IS ALSO EXCLUSIVE OF ACQUISITIONS AND DIVESTITURES. THE COMPANY BELIEVES SUCH COMPARISONS PROVIDE THE MOST MEANINGFUL INFORMATION FOR AN UNDERSTANDING OF ITS BUSINESS.

The nine months ended June 30, 2002 had the same number of Sundays and weekdays as the same period last year.

For the nine months ended June 30, 2002, total revenue declined $7,628,000, or 1.9%, with a decline in total advertising revenue of $6,160,000, or 2.4%, and a decline in total daily newspaper advertising lineage of 0.9%. Retail revenue increased $399,000, or 0.3%, while retail average rates increased 2.3% during the same nine-month period.

Classified advertising revenue decreased approximately $6,043,000, or 6.3%, in 2002. Higher margin employment advertising at the daily newspapers accounted for substantially all of the decrease and declined 24.8% for the nine-month period.

Circulation revenue increased approximately $304,000, or 0.4%. The Company's same property unaudited daily newspaper circulation increased 1.3% and Sunday circulation increased 0.4% for the nine months ended June 30, 2002. The Company is focused on growing circulation units through a number of initiatives.

Other revenue decreased $1,772,000, or 2.9%. Commercial printing declined $1,613,000, or 6.4%, due to losses of, or declines in volume from, key customers. Internet/online revenue increased $967,000, or 21.8%, due to growth in advertising revenue and cross-selling with the Company's newspaper advertising, partially offsetting the overall decline in other revenue.

Advertising lineage, as reported on a same property operating basis for daily newspapers only, consists of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                   June 30
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                         2002           2001          Percent Change
--------------------------------------------------------------------------------------------------------------------------
Advertising:
   Retail                                                                     5,500          5,610               (2.0)%
   National                                                                     293            312               (6.1)
   Classified                                                                 4,937          4,903                0.7
--------------------------------------------------------------------------------------------------------------------------
                                                                             10,730         10,825               (0.9)%
==========================================================================================================================

OPERATING EXPENSES AND RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue of certain operating expenses as reported in the Consolidated Financial Statements:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
                                                                                                      June 30
                                                                                             2002                2001
--------------------------------------------------------------------------------------------------------------------------
Compensation                                                                                 38.4%                38.4%
Newsprint and ink                                                                             8.4                  9.7
Other operating expenses                                                                     23.7                 24.5
--------------------------------------------------------------------------------------------------------------------------
                                                                                             70.5                 72.6
--------------------------------------------------------------------------------------------------------------------------
EBITDA margin                                                                                29.5                 27.4
Depreciation and amortization                                                                 6.3                  7.3
--------------------------------------------------------------------------------------------------------------------------
Operating margin                                                                             23.2%                20.1%
==========================================================================================================================

Costs other than depreciation and amortization increased $24,704,000, or 10.3%. All categories of expenses were impacted by the acquisition of Howard, which the Company purchased April 1, 2002. In total, acquisitions accounted for $38,230,000 of operating costs other than depreciation and amortization in the current year.

Businesses sold in the current year accounted for $2,112,000 of operating expenses other than depreciation and amortization, in the current year and $7,821,000 of such expenses in the prior year. Compensation expense increased $17,227,000, or 13.6%, as workforce reductions, delayed salary increases and both one-time and permanent changes in benefit programs in existing businesses were more than offset by costs of acquired businesses. Overall, same property full-time equivalent personnel declined 2.9%. Newsprint and ink costs decreased $512,000, or 1.6%, as the result of continued price decreases offsetting a 0.6% increase in same property consumption and costs of acquired businesses. Other operating costs, exclusive of depreciation and amortization, increased $7,989,000, or 9.9%.

On October 1, 2001 the Company adopted the provisions of FASB Statements 141 and
142. As a result, goodwill acquired in a purchase business combination is no longer being amortized, but is tested for impairment annually. Amortization expense related to goodwill was $5,922,000 for the nine months ended June 30, 2001. The change in depreciation and amortization expense from the prior year is primarily due to the acquisition of Howard, offset by the change in goodwill amortization.

EBITDA improved 22.1% to $110,131,000 from $90,183,000. EBITDA margin improved to 29.5% from 27.4% in the prior year. The Company's efforts at controlling expenses and lower newsprint prices all contributed to the improvement, offset to some extent by lower margins of acquired businesses. Operating margin increased to 23.2% from 20.1% for the same reasons, but was further impacted by a higher level of amortization from acquisitions, offset by the goodwill accounting change.

NONOPERATING INCOME AND INCOME TAXES

Financial income decreased $18,707,000 to $5,705,000 in 2002, due to a significant decline in reinvestment rates in the Company's investment portfolio. Further, the Company's invested balances decreased due to the acquisition of Howard and tax payments related to the sale of broadcast operations in October 2000.

The effective income tax rates were 23.4% and 36.5% for the nine months ended June 30, 2002 and 2001, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,000,000 in the current year. The effective rate would have been 35.7% without the adjustment. The prior year effective tax rate included the effect of goodwill amortization that was not deductible for tax purposes.

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

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in the quarter ended June 30, 2002, from changes in estimates related to state taxes on the sale of broadcasting operations.

In July 2002, the Company acquired the remaining fifty percent interest in SCN. The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $84,810,000 for the nine months ended June 30, 2002 and $70,855,000 for the same period in 2001. Increased income from continuing operations and changes in working capital account for the change between years.

Cash required for investing activities totaled $486,480,000 during the nine months ended June 30, 2002, and $293,074,000 in the same period of the prior year. Acquisitions account for substantially all of the current year usage. Investment purchases were responsible for the primary usage of funds in the prior year.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $11,000,000 in 2002, and other requirements will be available from internally generated funds, or from availability under its existing credit agreement and, if necessary, by accessing the capital markets.

Cash provided by financing activities totaled $240,473,000 during the nine months ended June 30, 2002, and required $62,351,000 in the prior year.

The Company entered into a five year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement were to fund the acquisitions of Howard and SCN, and to provide liquidity for other corporate purposes. $264,000,000 was borrowed under this agreement in the quarter ended June 30, 2002. In July 2002 the Company borrowed $15,000,000 to consummate the acquisition of SCN.

Under the terms of the Company's 1998 Note Purchase Agreement (1998 Agreement), the Company was required to repay the outstanding balance of $161,800,000 on October 1, 2002 unless the Company reinvested the net proceeds of the sale of its broadcast operations or obtained a waiver or amendment of that provision of the 1998 Agreement. The acquisition of Howard satisfies the conditions of the Company's 1998 Agreement with regard to reinvestment of the net proceeds of the sale of broadcast operations. If repayment had been required, a substantial prepayment penalty would have also been required, based upon interest rates in effect at that time. Other covenants under the 1998 agreement are not considered restrictive to normal operations or historical amounts of stockholder dividends.

Cash required for discontinued operations totaled $43,162,000 during the nine months ended June 30, 2002, primarily for income tax payments related to the gain on sale of discontinued operations. Cash provided by discontinued operations totaling $435,976,000 in the prior year primarily reflects net proceeds from the sale of such operations.

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

INTEREST RATES

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. Only high-quality investments are considered. In April 2002, the Company liquidated substantially all of its investment portfolio in conjunction with the acquisition of Howard.

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

A $10 per ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $790,000, excluding MNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed-rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is fixed-rate debt, which totals $161,800,000 at June 30, 2002.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 30, 2002 is approximately $6,900,000. There is no impact on operating results from such changes in interest rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit  99.1

       Statement Under Oath of Chief Executive Officer

       Exhibit  99.2

       Statement Under Oath of Chief Financial Officer

(b)    Reports on Form 8-K:

       The following reports on Form 8-K were filed during the three months ended June 30, 2002.

       Date of Report:  April 1, 2002

       Item 2. The Company reported the completion of the acquisition of all of the outstanding capital stock of Howard.

       Date of Report:  June 6, 2002

       Item 5. The Company announced that it entered into an agreement to acquire the remaining fifty percent interest in SCN from the operating partner, Hagadone Investment Co.

..      Date of Report:  June 14, 2002

       Item 5. The Company submitted a Form 8-K/A, amending its report on Form 8-K dated April 1, 2002 and containing combined financial statements of the Newspaper Properties of Howard Publications, Inc. as of March 31, 2002 and April 30, 2001 and for the eleven months ended March 31, 2002 and each of the years ended April 30, 2001 and 2000 and pro forma financial information related to the acquisitions of Howard and SCN.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt                                      DATE:  August 14, 2002
-----------------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer
   and Treasurer
(Principal Financial and Accounting Officer)