Form 10-K
period 2002-09-30
LEE ENTERPRISES INC
filed 2002-12-27
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 29, 2002. Common Stock and Class B Common Stock, $2.00 par value, $1,493,437,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 29, 2002. Common Stock, $2.00 par value, 34,741,422 shares and Class B Common Stock, $2.00 par value, 9,672,943 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 27, 2002 are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS                                                        PAGE

Forward Looking Statements

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

Directors and Executive Officers of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial Owners and Management

Certain Relationships and Related Transactions

Controls and Procedures

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Exhibit Index

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

PART I

                                ITEM 1. BUSINESS

The Company directly, and through its ownership of associated companies, publishes 44 daily newspapers in 18 states and more than 175 other weekly, classified and specialty publications, along with associated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

In April 2002, the Company acquired ownership of 15 daily newspapers and a joint interest in the Sioux City, Iowa daily newspaper by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with circulation of 30,000 to 125,000. These acquisitions increased the Company's circulation by more than 75 percent, to 1.1 million daily and 1.2 million on Sunday, and increased its revenue by nearly 50 percent. In July 2002, the Company acquired the remaining 50 percent of the Sioux City newspaper.

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of MNI. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper field and in the rating services. Results of MNI are accounted for using the equity method.

Advertising

Approximately two-thirds of the Company's revenue is derived from advertising. The Company's strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation through internal expansion into contiguous markets, as well as make selective acquisitions. Acquisition efforts are focused on newspapers with circulation from 30,000 to 125,000, as noted above, and other publications that expand the Company's operating revenue.

Many of the Company's businesses operate in geographic groups of publications, or "clusters," which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management or production of the publications. Sales penetration can occur if the sales effort is successful in cross-selling advertising into multiple publications. The table under the caption "Circulation" in Item 1 identifies those groups of newspapers operating in clusters.

The Company's newspapers, and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, television, other advertising media such as billboards, other classified and specialty publications, direct mail, as well as other information content providers such as online services. In addition, several of the Company's daily and Sunday newspapers compete with other local newspapers in nearby cities and towns. The Company estimates that it captures more than one-half of the total advertising dollars spent in its markets on print, broadcast and online.

The number of competitors in any given market varies, and cannot be estimated with any degree of certainty. However, all of the forms of competition noted above exist to some degree in most of the Company's markets, the principal ones of which are listed in the table under the caption "Circulation" in Item 1. The Company's competitors use pricing, frequency and other methods to compete for advertising business.

Classified publications are weekly advertising publications available in racks or delivered free, by carriers or third-class mail, to all households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system and are particularly effective in larger markets with high media fragmentation in which metropolitan newspapers generally have low penetration.

The following broadly define major categories of advertising revenue:

     Retail advertising is revenue earned from sales of display advertising space, or for preprinted advertising inserted in the publication, to local accounts.

     National advertising is revenue earned from display advertising space, or for preprinted advertising inserted in the publication, to national accounts, if there is no local retailer representing the account in the market.

     Classified advertising, which includes automotive, real estate, employment and other categories, is revenue earned from sales of advertising space in the classified section of the publication.

The Company's many geographic markets have significant differences in their advertising rate structures, some of which are highly complex. A single operation often has scores of rate alternatives.

Late in 2000, the newspaper industry began to experience declining advertising revenue demand for the first time in several years. The advertising environment has been adversely impacted by the state of the slowing overall economy. The Company's enterprises are located in mid-size and smaller markets. These markets have been more stable than major metropolitan markets during the current downturn in advertising spending.

Circulation

After advertising, circulation is the Company's largest source of revenue. The Company estimates that its products are sold to approximately one-half, and read by approximately three-fourths, of adults in its markets. For the six months ended September 2002, daily circulation of newspapers owned in both 2002 and 2001, as measured by the Audit Bureau of Circulations (ABC), increased 1.0% and Sunday circulation was flat, the third consecutive six-month period of improvement for the Company. Growth in circulation can, over time, also positively impact advertising revenue. The Company's strategies to improve readership and circulation include continuous improvement of content and promotional efforts. Content can include focus on local news, other content, layout, reduction of factual errors or in other ways. Promotional efforts include advertising, contests and other efforts to increase awareness of the products. Customer service can also influence circulation. Initiatives vary from property to property and are determined principally by the publishers at the local level in collaboration with senior management.

Circulation competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be those markets near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

The Company and its affiliate MNI publish the following daily newspapers:

-------------------------------------------------------------------------------------------------------------------------
                                                                                       Paid Circulation
-------------------------------------------------------------------------------------------------------------------------
      Newspaper                          City               State                  Daily              Sunday
-------------------------------------------------------------------------------------------------------------------------

North County Times (5)                 Oceanside          California               92,490   (1)      93,337    (1)
                                         and Escondido
Madison Newspapers (4)
    Wisconsin State Journal            Madison            Wisconsin                89,569   (1)     154,427    (1) (3)
    The Capital Times                  Madison            Wisconsin                20,389   (1)         -      (3)
    Daily Citizen                      Beaver Dam         Wisconsin                10,593   (1)         -
    Portage Daily Register             Portage            Wisconsin                 4,850   (1)         -
    Baraboo News Republic              Baraboo            Wisconsin                 3,975   (1)         -
The Times (5)                          Munster            Indiana                  84,176   (1)      91,673    (1)
Lincoln Group
    Lincoln Journal Star               Lincoln            Nebraska                 74,586   (1)      83,387    (1)
    Columbus Telegram                  Columbus           Nebraska                  9,471   (1)      10,373    (1)
    Fremont Tribune                    Fremont            Nebraska                  8,299   (1)        -
    Beatrice Daily Sun                 Beatrice           Nebraska                  7,983   (1)        -
Quad-Cities Group
    Quad-City Times                    Davenport          Iowa                     51,385  (1)       71,239    (1)
    Muscatine Journal                  Muscatine          Iowa                      7,998  (1)         -
Billings Gazette                       Billings           Montana                  47,019  (1)       52,684    (1)
Waterloo-Cedar Falls Courier (5)       Waterloo           Iowa                     44,688  (1)       52,182    (1)
Sioux City Journal (5)                 Sioux City         Iowa                     41,577  (1)       42,243    (1)
Central Illinois Group
    Herald & Review                    Decatur            Illinois                 34,831  (1)       41,249    (1)
    Journal Gazette (5)                Mattoon            Illinois                 11,201  (1)         -
    Times-Courier (5)                  Charleston         Illinois                  6,904  (1)         -
The Post-Star (5)                      Glens Falls        New York                 34,202  (1)       37,650    (1)
River Valley Group
    La Crosse Tribune                  La Crosse          Wisconsin                31,903  (1)       40,879    (1)
    Winona Daily News                  Winona             Minnesota                11,545  (1)       12,258    (1)
Casper Star-Tribune (5)                Casper             Wyoming                  30,646  (1)       33,369    (1)
Missoula Group
     Missoulian                        Missoula           Montana                  30,066  (1)       34,998    (1)
     Ravalli Republic                  Hamilton           Montana                   4,468  (2)         -
Rapid City Journal                     Rapid City         South Dakota             29,820  (1)       34,242    (1)
The Journal Times                      Racine             Wisconsin                29,217  (1)       31,336    (1)
The Southern Illinoisan                Carbondale         Illinois                 28,267  (1)       36,381    (1)
The Bismarck Tribune                   Bismarck           North Dakota             27,531  (1)       31,120    (1)
The Times-News (5)                     Twin Falls         Idaho                    22,656  (1)       23,103    (1)
The Daily News (5)                     Longview           Washington               22,350  (1)       21,704    (1)
Globe Gazette                          Mason City         Iowa                     19,005  (1)       23,005    (1)
Mid-Valley News Group
    Democrat-Herald                    Albany             Oregon                   17,989  (1)       31,401    (1) (3)
    Corvallis Gazette-Times            Corvallis          Oregon                   11,949  (1)         -       (3)
The Times and Democrat (5)             Orangeburg         South Carolina           17,970  (1)       18,375    (1)
The Sentinel (5)                       Carlisle           Pennsylvania             14,739  (1)       14,918    (1)
The Montana Standard                   Butte              Montana                  14,383  (1)       14,412    (1)
The Journal-Standard (5)               Freeport           Illinois                 13,693  (1)       14,003    (1)
The Leader (5)                         Corning            New York                 13,385  (1)       13,146    (1)
Independent Record                     Helena             Montana                  13,713  (1)       14,610    (1)
The Citizen (5)                        Auburn             New York                 13,084  (1)       14,752    (1)
The Ledger Independent (5)             Maysville          Kentucky                  8,491  (2)         -
The Chippewa Herald                    Chippewa Falls     Wisconsin                 6,987  (2)        7,063    (1)
Shawano Leader (4)                     Shawano            Wisconsin                 5,639  (1)        6,085    (1)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                1,125,682         1,201,604
-------------------------------------------------------------------------------------------------------------------------

(1)  Source:  ABC:  Six months ended September 2002.
(2)  Source:  Company statistics.
(3)  Combined edition.
(4)  Owned by MNI, which is 50% owned by the Company.
(5)  Acquired in 2002.

Commercial Printing

The Company offers commercial printing services through the following entities:

--------------------------------------------------------------------------------
                                                    City              State
--------------------------------------------------------------------------------
William Street Press                               Decatur            Illinois
Hawkeye Printing                                   Davenport          Iowa
Trico Communications                               Davenport          Iowa
Platen Press                                       Butte              Montana
Farcountry Press                                   Helena             Montana
Broadwater Printing                                Townsend           Montana
Journal Star Commercial Printing                   Lincoln            Nebraska
Little Nickel Quik Print                           Lynwood            Washington
Spokane Print and Mail                             Spokane            Washington
Triangle Press                                     Chippewa Falls     Wisconsin
Wingra Printing (1)                                Madison            Wisconsin
--------------------------------------------------------------------------------

(1)  Owned by MNI, which is 50% owned by the Company.

Certain of the Company's newspapers also directly provide commercial printing services.

Online Services

The Company's online activities are comprised of websites supporting each of its daily newspapers and certain of its other publications. The Company also owns 81% of an Internet service company which provides web infrastructure for more than 650 small daily and weekly newspapers, and shoppers. Internet activities of the newspapers and majority owned businesses are reported and managed as a part of the Company's publishing operations. In addition, the Company has a minority investment in, or loans to, two Internet service companies, which provide integrated online classified solutions for the newspaper industry, or integrate online editorial content with transactional and promotional opportunities.

Online businesses of the Company have experienced rapid growth over the last several years, which is expected to continue.

Newsprint

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs. Newsprint prices are volatile and fluctuate based upon factors that include both the foreign and domestic production capacity and consumption. The price fluctuations can have a significant effect on the results of operations. For the quantitative impacts of these fluctuations, see "Quantitative And Qualitative Disclosures About Market Risk" under Item 7A, included herein.

Executive Team

The following table lists executive team members of the Company as of November 29, 2002:

--------------------------------------------------------------------------------------------------------------------
                                                             Named
                                        Service             To Present
    Name                      Age   With The Company         Office                  Present Office
--------------------------------------------------------------------------------------------------------------------
Mary E. Junck                 55    June 1999             January 2002         Chairman, President and Chief
                                                                                 Executive Officer

Nancy L. Green                61    December 2000         September 2002       Vice President - Circulation

Michael R. Gulledge           42    October 1982          February 2002        Group Publisher

Daniel K. Hayes               57    September 1969        April 1998           Director of Communications

James W. Hopson               56    July 2000             July 2000            Vice President - Publishing

Brian E. Kardell              39    January 1991          January 2001         Vice President - Information
                                                                                 Systems and Chief
                                                                                 Information Officer

Vytenis P. Kuraitis           54    August 1994           January 1997         Vice President - Human
                                                                                 Resources

Linda Ritchie Lindus          54    April 2000            February 2002        Group Publisher

Kevin E. Mowbray              40    September 1986        July 2002            Vice President - Sales &
                                                                                 Marketing

Michael E. Phelps             56    February 2000         June 2002            Vice President - Publishing

Gregory P. Schermer           48    February 1989         November 1997        Vice President - Interactive
                                                                                 Media and Corporate Counsel

Carl G. Schmidt               46    May 2001              May 2001             Vice President, Chief
                                                                                 Financial Officer and Treasurer

David B. Stoeffler            43    June 1981             December 2001        Vice President - News

John VanStrydonck             49    March 1981            June 2000            Vice President - Publishing

Greg R. Veon                  50    April 1976            November 1999        Vice President - Publishing
--------------------------------------------------------------------------------------------------------------------

Mary E. Junck was elected Chairman, President and Chief Executive Officer in January 2002. From January 2001 to January 2002 she served as President and Chief Executive Officer. From January 2000 to January 2001 she served as President and Chief Operating Officer. From May 1999 to January 2000 she served as Executive Vice President and Chief Operating Officer. From May 1996 to April 1999 she was Executive Vice President of The Times Mirror Company and President of Eastern Newspapers. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993.

Nancy L. Green was appointed Vice President - Circulation in September 2002. From December 2000 to September 2002, she served as Director of Circulation Sales, Distribution and Marketing. For more than five years prior to December 2000, she served as a vice president in the University System of Georgia.

Michael R. Gulledge was appointed Group Publisher in February 2002 and named Publisher of the Billings Gazette in October 2000. From November 1996 to October 2000, he served as General Manager and Publisher of the Herald & Review.

Daniel K. Hayes was appointed Director of Communications in April 1998. From March 1986 to April 1998, he served as Editor of the Quad-City Times.

James W. Hopson was elected Vice President - Publishing and named Publisher of the Wisconsin State Journal in July 2000. He was elected Chairman of MNI in January 2002. For more than the past five years prior to July 2000, he served as Chief Executive Officer of Thomson Newspapers Central Ohio Strategic Marketing Group.

Brian E. Kardell was appointed Vice President - Information Systems and Chief Information Officer in January 2001. From 1997 to 2001, Mr. Kardell was Chief
Information  Officer.  Prior to 2001,  he  served  as  Director  of  Information
Services.

Vytenis P. Kuraitis was elected Vice President - Human Resources in January 1997. From August 1994 through January 1997 he served as Director of Human Resources.

Linda Ritchie Lindus was appointed Group Publisher in February 2002, and was named Publisher of the Herald & Review in July 2002. From April 2000 to February 2002, she served as Publisher of The Southern Illinoisan. From 1999 to April 2000 she served as Publisher of The Spectrum and Chief Executive Officer of the Utah Strategic Marketing Group of Thomson Newspapers. From 1997 to 1999 she served as Director of Advertising and New Initiatives at The Spectrum.

Kevin E. Mowbray was elected Vice President - Sales & Marketing in July 2002. For the past two years he was Publisher of the The Bismarck Tribune. From 1998 to 2000 he served as General Manager of the Missoulian. From 1995 to 1998 he served as Advertising Manager of the Lincoln Journal Star.

Michael E. Phelps was elected Vice President - Publishing and named Publisher of the Quad City Times in June 2002. He served as Vice President - Sales and Marketing from February 2000 to June 2002. For more than the past five years prior to February 2000, he was managing principal of Phelps, Cutler & Associates, newspaper management consultants.

Gregory P. Schermer was elected Vice President - Interactive Media in November 1997. He has served as Corporate Counsel of the Company since 1989.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001. For more than the past five years prior to May 2001, he served as Senior Vice President and Chief Financial Officer of Johnson Outdoors Inc.

David B. Stoeffler was appointed Vice President - News in December 2001. From 1997 to December 2001, Mr. Stoeffler was Editor of the Lincoln Journal Star. From 1995 to 1997, he served as Editor of the La Crosse Tribune.

John VanStrydonck was elected Vice President - Publishing in June 2000 and named Publisher of the Missoulian in October 2002. From September 1994 to June 2000 he was Publisher of the Rapid City Journal and served as Chairman and Chief Operating Officer of NAPP Systems from September 1994 until its sale by Lee in January 1997.

Greg R. Veon was elected Vice President - Publishing in November 1999. From November 1995 through November 1999 he served as Vice President - Marketing.

Employees

At September 30, 2002, the Company had approximately 6,700 employees, including approximately 1,300 part-time employees, exclusive of MNI. The Company considers its relationship with its employees to be good.

Approximately 90 employees in three locations are members of collective bargaining units.

Other Matters

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earning power of the business of the Company, or cause material changes in the Company's business, whether present or intended.

                               ITEM 2. PROPERTIES

The Company's executive offices are located in leased facilities at 215 North Main Street, Davenport, Iowa. The lease expires in December 2003 and comparable space is available if it is not renewed.

All of the Company's printing facilities (except Madison, Wisconsin, which is owned by MNI, and a leased plant in Spokane, Washington) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. None of the Company's facilities are individually significant to its business.

The Baraboo News Republic, Corvallis Gazette-Times, Muscatine Journal, Ravalli Republic, Times Courier and Winona Daily News, as well as many of the Company's more than 175 other publications, are printed at other Lee facilities to enhance operating efficiency. The Company's newspapers and other publications have formal or informal arrangements for backup of printing in the event of a disruption in production capability.

                            ITEM 3. LEGAL PROCEEDINGS

Not applicable.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

Common Stock of the Company is listed on the New York Stock Exchange. Class B Common Stock is not traded on an exchange but is readily convertible to Common Stock. Class B Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale, or at the option of the holder, into Common Stock. The table below shows the high and low prices of Common Stock for each quarter during the past three years, the closing price at the end of each quarter and the dividends per share.

--------------------------------------------------------------------------------
                                                          Quarter
--------------------------------------------------------------------------------
                                             1st        2nd      3rd       4th
--------------------------------------------------------------------------------
STOCK PRICES

2002
  High                                      $37.60    $37.23    $40.09    $35.87
  Low                                        29.88     33.36     34.86     28.90
  Closing                                    36.37     36.90     35.00     32.86
2001
  High                                      $30.69    $32.55    $34.98    $34.40
  Low                                        24.81     26.94     29.25     29.40
  Closing                                    29.81     30.45     33.00     31.67

2000
  High                                      $32.25    $31.56    $26.19    $28.94
  Low                                        27.25     19.69     20.50     23.25
  Closing                                    31.94     26.13     23.31     28.88

DIVIDENDS

2002                                         $0.17     $0.17     $0.17     $0.17
2001                                          0.17      0.17      0.17      0.17
2000                                          0.16      0.16      0.16      0.16
--------------------------------------------------------------------------------

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 8 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2002, the Company had 2,830 holders of Common Stock and 1,868 holders of Class B Common Stock.

On November 14, 2002, the Board of Directors declared a dividend in the amount of $0.17 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, be paid on January 2, 2003, to stockholders of record on December 2, 2002.

                         ITEM 6. SELECTED FINANCIAL DATA

 ----------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended September 30
 ----------------------------------------------------------------------------------------------------------------------
  (Thousands, Except Per Common Share Data)   2002          2001          2000           1999         1998
 ----------------------------------------------------------------------------------------------------------------------
                                             (2)           (3)
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING RESULTS
 Operating revenue                         $525,896      $426,966      $416,089       $400,709      $379,737

 EBITDA (1)                                 147,830       110,332       122,057        115,528       105,355
 Depreciation and amortization               35,050        31,357        28,571         26,990        25,625
 ----------------------------------------------------------------------------------------------------------------------
 Operating income, before equity            112,780        78,975        93,486         88,538        79,730
   in net income of associated
   companies
 Equity in net income of associated
   companies                                  9,057         7,651         9,377          9,238         8,367
 ----------------------------------------------------------------------------------------------------------------------
 Operating income                           121,837        86,626       102,863         97,776        88,097
 ----------------------------------------------------------------------------------------------------------------------
 Financial income                             6,007        28,548         3,259          1,920         1,896
 Financial expense                          (15,777)      (11,963)      (12,643)       (12,863)      (14,611)

 Income from continuing operations           81,029        59,829        70,117         57,069        47,795

 Discontinued operations                        946       254,399        13,546         10,904        14,438
 ----------------------------------------------------------------------------------------------------------------------
 Net income                                $ 81,975      $314,228       $83,663        $67,973       $62,233
 ----------------------------------------------------------------------------------------------------------------------
 EARNINGS PER COMMON SHARE

 Basic:
   Continuing operations                   $   1.84      $   1.37       $  1.59        $  1.29       $  1.07
   Discontinued operations                     0.02          5.81          0.31           0.25          0.32
 ----------------------------------------------------------------------------------------------------------------------
 Net income                                $   1.86      $   7.18       $  1.90        $  1.54       $  1.39
 ----------------------------------------------------------------------------------------------------------------------

 Diluted:
   Continuing operations                   $   1.83      $   1.36       $  1.58        $  1.27       $  1.05
   Discontinued operations                     0.02          5.77          0.31           0.25          0.32
 ----------------------------------------------------------------------------------------------------------------------
 Net income                                $   1.85      $   7.13       $  1.89        $  1.52       $  1.37
 ----------------------------------------------------------------------------------------------------------------------

 Weighted average common shares
   outstanding:
      Basic                                 44,087         43,784        44,005         44,273        44,829
      Diluted                               44,351         44,089        44,360         44,861        45,557
 ----------------------------------------------------------------------------------------------------------------------

 Dividends per common share                 $ 0.68       $   0.68       $  0.64        $  0.60       $  0.56
 ----------------------------------------------------------------------------------------------------------------------

 BALANCE SHEET INFORMATION

 Total assets                           $1,463,830     $1,000,397      $762,236       $679,513      $660,585
 Debt, including current maturities        409,300        173,400       214,173        192,000       209,991
 Stockholders' equity                      741,256        681,944       395,167        354,329       319,579
 ----------------------------------------------------------------------------------------------------------------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is not a financial performance measurement under United States generally accepted accounting principles (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements. EBITDA is also not reflected in the Consolidated Statements of Cash Flows, but is a common and meaningful alternative performance measurement. The computation of EBITDA also excludes other non-operating items, primarily gains and losses on sales of businesses, losses related to other ventures and equity in net income of associated companies. EBITDA presented may not be comparable to similarly titled measures of other companies.

(2) Includes six months of operations from the Howard acquisition, which was consummated in April 2002.

(3) Includes gain on the sale of the Company's broadcast properties, as reported in discontinued operations.

 -------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended September 30
 -------------------------------------------------------------------------------------------------------------------
                                                  2002           2001         2000          1999           1998
 -------------------------------------------------------------------------------------------------------------------
 OTHER INFORMATION

 EBITDA as a percent of revenue                   28.1%          25.8%        29.3%         28.8%          27.7%
 Operating income as a percent of
   revenue                                        23.2           20.3         24.7          24.4           23.2
 Income from continuing operations
   as a percent of revenue                        15.4           14.0         16.9          14.2           12.6
 Dividends as a percent of income
   from continuing operations                     37.2           49.8         40.3          46.7           52.8
 -------------------------------------------------------------------------------------------------------------------

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of, and for the three years ended, September 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-------------------------------------------------------------------------------------------------------------
                                                  Year Ended September 30        Percent Change
-------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------ ------------------------------------
                                                                                  2002     2001
                                                                                   vs       vs
(Thousands, Except Per Common Share Data)     2002         2001        2000       2001     2000
-------------------------------------------------------------------------------------------------------------
Operating revenue                            $525,896    $426,966    $416,089     23.2%    2.6%
Income before interest, taxes
  depreciation and amortization
  (EBITDA)                                   147,830      110,332     122,057     34.0    (9.6)
Operating income                             121,837       86,626     102,863     40.6   (15.8)
Non-operating (income) expense,
  net                                        10,778        (6,418)     (7,748)     NM    (17.2)
Income from continuing operations            81,029        59,829      70,117     35.4   (14.7)

Earnings per common share:
  Basic                                  $     1.84     $    1.37   $    1.59     34.3%  (13.8)%
  Diluted                                      1.83          1.36        1.58     34.6   (13.9)
-------------------------------------------------------------------------------------------------------------

                                  2002 vs. 2001

Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:
--------------------------------------------------------------------------------------------------------------------
                                                           Year Ended September 30
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
(Thousands)                                                      2002       2001      Percent
                                                                                       Change
--------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                                   $212,356   $166,524         27.5%
   National                                                   12,355     10,335         19.5
   Classified:
      Employment                                              30,857     28,134          9.7
      Automotive                                              29,324     20,939         40.0
      Real estate                                             21,624     15,967         35.4
      All other                                               47,811     38,053         25.6
--------------------------------------------------------------------------------------------------------------------
   Total classified                                          129,616    103,093         25.7
--------------------------------------------------------------------------------------------------------------------
Total advertising                                            354,327    279,952         26.6
--------------------------------------------------------------------------------------------------------------------
Circulation                                                  105,711     81,441         29.8
Other:
   Commercial printing                                        22,266     25,233        (11.8)
   Online                                                      7,363      5,640         30.5
   Niche publications and other                               36,229     34,700          4.4
--------------------------------------------------------------------------------------------------------------------
                                                              65,858     65,573          0.4
--------------------------------------------------------------------------------------------------------------------
Total operating revenue                                     $525,896   $426,966         23.2%
--------------------------------------------------------------------------------------------------------------------

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $113,594,000 of revenue in 2002. Businesses sold in 2002, but still included in continuing operations, accounted for $4,060,000 of revenue in the current year and $11,754,000 of revenue in 2001.

2002 had one fewer Sunday than the prior year. Sundays generate substantially more advertising and circulation revenue than any other day of the week.

Revenue - Same Property

The following discussion of revenue is presented on an operating basis, which includes 100% of the revenue of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is exclusive of acquisitions and divestitures. The Company believes such comparisons provide the most meaningful information for an understanding of changes in its revenue.

In 2002, total advertising revenue decreased $6,674,000, or 2.0%. Retail revenue in the Company's markets was not as adversely impacted by the slowing economy as major metropolitan markets, and increased $1,248,000, or 0.6%, in 2002. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume. Retail rates, excluding preprint insertions, increased 2.1% in 2002. Rate discipline means adhering to standard rates rather than negotiating specific rates for individual customer situations.

Classified advertising revenue decreased approximately $7,653,000, or 5.9%, in 2002. Higher margin employment advertising at the daily newspapers accounted for more than 100% of the decrease and declined 22.4% for the year. Unit declines in employment classified advertising compare favorably to national survey amounts. The automotive category increased by 0.9% due to promotional financing, real estate increased 3.4% due to lower interest rates, and other classified advertising increased 1.4%. Classified rates declined 9.3%, primarily due to declines in employment-related advertising.

Advertising lineage, as reported on a same property operating basis for daily newspapers only, consists of the following:

---------------------------------------------------------------------------------------------------------------
                                                          Year Ended September 30
---------------------------------------------------------------------------------------------------------------
(Thousands of Inches)               2002        2001          Percent Change
---------------------------------------------------------------------------------------------------------------

Retail                              7,155       7,240           (1.2)%
National                              371         396           (6.3)
Classified                          6,602       6,513            1.4
---------------------------------------------------------------------------------------------------------------
                                   14,128      14,149           (0.1)%
---------------------------------------------------------------------------------------------------------------

Circulation revenue decreased $253,000, or 0.2%, in 2002 primarily due to the loss of a Sunday. The Company's average daily newspaper circulation units increased 1.0% and Sunday circulation was flat for the six months ended September 2002. For the six months ended March 2002, daily circulation increased 1.8% and Sunday circulation increased 0.4%. The Company is focused on growing circulation units and revenue through a number of initiatives.

Commercial printing revenue declined $3,560,000, or 11.0%, in 2002 due, in part, to economic conditions and the loss of certain key customers. Online revenue increased $1,377,000, or 22.3%, in 2002 due to growth in advertising revenue and cross selling with the Company's newspapers.

Operating Expenses

The following table sets forth the percentage of revenue of the Company's operating expenses as reported in the Consolidated Financial Statements:

------------------------------------------------------------------------------------------------------------
                                                                   Year Ended September 30
------------------------------------------------------------------------------------------------------------
                                                                  2002                  2001
------------------------------------------------------------------------------------------------------------
Compensation                                                     39.3%                  39.2%
Newsprint and ink                                                 8.3                    9.8
Other operating expenses                                         24.3                   25.2
------------------------------------------------------------------------------------------------------------
                                                                 71.9                   74.2
------------------------------------------------------------------------------------------------------------
EBITDA                                                           28.1                   25.8
Depreciation and amortization                                     6.7                    7.3
------------------------------------------------------------------------------------------------------------
Operating margin, before equity in net income of                 21.4%                  18.5%
  associated companies
------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $61,432,000, or 19.4%, in 2002. All categories of expenses were impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $79,848,000 of operating costs, excluding depreciation and amortization, in the current year. Businesses sold in 2002, but still included in continuing operations, accounted for $3,362,000 of operating expenses other than depreciation and amortization in the current year and $10,401,000 of such expenses in 2001. Compensation expense increased $39,277,000, or 23.5%, in 2002 as workforce reductions, delayed salary increases and both one-time and permanent changes in benefit programs in existing businesses were more than offset by costs of acquired businesses. Newsprint and ink costs increased $1,718,000, or 4.1%, in 2002 as volume increases related to acquired businesses more than offset price decreases and same property volume declines. Newsprint prices began rising late in 2002 and may negatively impact 2003 results. Other operating costs, exclusive of depreciation and amortization, increased $20,437,000, or 19.0%, in 2002 as costs of acquired businesses more than offset cost savings on a same property basis.

In 2002, the Company adopted the provisions of FASB Statement 142. As a result, goodwill and indefinite useful life intangible assets acquired in a purchase business combination are no longer being amortized, but are tested for impairment at least annually. Amortization expense related to goodwill was $7,815,000 in 2001. The increase in depreciation and amortization expense in 2002 is primarily due to the acquisition of Howard, offset by the elimination of goodwill amortization.

EBITDA improved 34.0% to $147,830,000 in 2002 from  $110,332,000 in 2001. EBITDA margin improved to 28.1% from 25.8% in the prior year. The Company's efforts at controlling expenses and lower newsprint prices all contributed to the improvement, offset to some extent by lower margins of acquired businesses. Operating margin, before equity in net income of associated companies, increased to 21.4% in 2002 from 18.5% for the same reasons, but was further impacted by a higher level of amortization from acquisitions, offset by the goodwill accounting change.

Non-operating Income and Expense

Financial income decreased $22,541,000 to $6,007,000 in 2002. The Company's invested balances decreased $433,000,000 due to the April 2002 acquisition of Howard. Balances were further reduced in 2002 by final income tax payments related to the sale of broadcast properties in October 2000. Reinvestment rates have also declined from the prior year.

In 2001, other non-operating expense consists primarily of realized and unrealized losses on the sale of several small publications and the write down of certain non-operating assets.

Overall Results

Income taxes were 27.0% and 35.7% of pretax income from continuing operations in 2002 and 2001, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,100,000 in 2002. The effective rate would have been 36.1% without this event.

As a result of all of the above, earnings from continuing operations totaled $81,029,000 in 2002, compared to $59,829,000 in 2001. Earnings per diluted common share increased to $1.83 in 2002 from $1.36 in 2001.

The following table reconciles reported per share results to results adjusted for significant items that affect the comparability of the respective years:

------------------------------------------------------------------------------------------------------------
                                                                               Year Ended September 30
------------------------------------------------------------------------------------------------------------
                                                                              2002                 2001
------------------------------------------------------------------------------------------------------------
Diluted earnings per share from continuing operations, as reported          $ 1.83                $ 1.36
Favorable resolution of tax issues                                           (0.23)                 -
Higher interest rates and higher invested balances in prior year,
  exclusive of the effect of funds used for acquisitions                      -                    (0.18)
New accounting rules for amortization of intangible assets
  adopted in October 2001                                                     -                     0.14
Losses on sales of businesses and other items                                 -                     0.14
------------------------------------------------------------------------------------------------------------
Diluted earnings per share from continuing operations, as adjusted          $ 1.60                $ 1.46
------------------------------------------------------------------------------------------------------------

                                  2001 VS 2000

Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

--------------------------------------------------------------------------------
                             Year Ended September 30
--------------------------------------------------------------------------------
(Thousands)                     2001         2000           Percent
                                                             Change
--------------------------------------------------------------------------------

Advertising:
   Retail                       $166,524    $ 157,865       5.5%
   National                       10,335        9,312      11.0
   Classified:
      Employment                  28,134       31,163      (9.7)
      Automotive                  20,939       21,973      (4.7)
      Real estate                 15,967       15,496       3.0
      All other                   38,053       36,797       3.4
--------------------------------------------------------------------------------
   Total classified              103,093      105,429      (2.2)
--------------------------------------------------------------------------------
Total advertising                279,952      272,606       2.7
--------------------------------------------------------------------------------
Circulation                       81,441       79,792       2.1
Other:
   Commercial printing            25,233       24,976       1.0
   Online                          5,640        3,252      73.4
   Niche publications and other   34,700       35,463      (2.2)
--------------------------------------------------------------------------------
                                  65,573       63,691       3.0
--------------------------------------------------------------------------------
Total operating revenue         $426,966     $416,089       2.6%
--------------------------------------------------------------------------------

In total, acquisitions accounted for $27,172,000 of revenue in 2001 and $11,526,000 in 2000. Businesses sold in 2001, but still included in continuing operations, accounted for $3,725,000 of revenue in 2001 and $7,688,000 of revenue in 2000.

2001   included  one  more  Sunday  than  the  prior  year.   Sundays   generate
substantially more advertising and circulation revenue than any other day of the week.

Revenue - Same Property

The following discussion of revenue is presented on an operating basis, which includes 100% of the revenue of MNI, which is owned 50% by the Company and accounted for in the Consolidated Financial Statements using the equity method. It is exclusive of acquisitions and divestitures. The Company believes such comparisons provide the most meaningful information for an understanding of changes in its revenue.

In 2001, total advertising revenue decreased $4,613,000, or 1.4%. Retail revenue in the Company's markets was not as adversely impacted by the slowing economy as major metropolitan markets and increased $1,267,000 or 0.7%, in 2001. Retail rates, excluding preprint insertions, increased 3.0%.

Classified advertising revenue decreased approximately $6,007,000, or 4.6%, in 2001. Higher margin employment revenue declined $5,740,000, or 12.5%, along with automotive which was down $1,798,000, or 6.2%. Real estate and all other classified revenue increased. Classified rates declined 3.3%.

Advertising lineage, as reported on a same property operating basis for daily newspapers only, consists of the following:

--------------------------------------------------------------------------------
                                Year Ended September 30
--------------------------------------------------------------------------------
(Thousands of Inches)             2001          2000       Percent Change
--------------------------------------------------------------------------------

Retail                           6,092         6,437           (5.3)%
National                           370           368            0.5
Classified                       5,971         6,162           (3.1)
--------------------------------------------------------------------------------
                                12,433        12,667           (1.8)%
--------------------------------------------------------------------------------

Circulation revenue decreased $1,002,000, or 1.0%, in 2001. Average daily newspaper circulation units increased 0.9% and Sunday circulation declined 0.2% for the six months ended September 2001.

Commercial printing decreased $902,000, or 3.7%. Online revenue increased $1,227,000, or 34.6%, due to growth in advertising revenue. Niche publications and other revenue decreased $656,000, or 1.6%, in 2001.

Operating Expenses

The following table sets forth the percentage of revenue of the Company's operating expenses as reported in the Consolidated Financial Statements:

--------------------------------------------------------------------------------
                                                         Year Ended September 30
--------------------------------------------------------------------------------
                                                            2001           2000
--------------------------------------------------------------------------------

Compensation                                                39.2%          37.4%
Newsprint and ink                                            9.8            9.1
Other operating expenses                                    25.2           24.2
--------------------------------------------------------------------------------
                                                            74.2           70.7
--------------------------------------------------------------------------------
EBITDA                                                      25.8           29.3
Depreciation and amortization                                7.3            6.9
--------------------------------------------------------------------------------
Operating margin, before equity in net income
  of associated companies                                   18.5%          22.4%
--------------------------------------------------------------------------------

All categories of costs were impacted by the full year effect of acquisitions consummated in 2000. Costs other than depreciation and amortization increased $22,602,000, or 7.7%, in 2001. Compensation expense increased $11,623,000, or 7.5%, due to normal increases in rates in addition to the impact of acquisitions. Newsprint and ink costs increased $4,190,000, or 11.1%. Other operating costs, exclusive of depreciation and amortization, increased $6,789,000, or 6.7%, in 2001.

Non-operating Income and Expenses

Financial income increased $25,289,000 to $28,548,000 in 2001. The Company's invested balances increased substantially due to the October 2000 sale of broadcast properties. In 2001 and 2000, other non-operating income and expense consisted primarily of realized gains and realized and unrealized losses on the sale or exchange of several small publishing operations. In 2001, the Company also recognized a write down of certain non-operating assets.

Overall Results

Income taxes were 35.7% and 36.6% of pretax income from continuing operations in 2001 and 2000, respectively.

As a result of all of the above, earnings from continuing operations totaled $59,829,000 in 2001 compared to $70,117,000 in 2000. Earnings per diluted common share decreased to $1.36 in 2001, from $1.58.

DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $250,800,000 in 2001. Results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,600,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations in 2001.

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in 2002, from changes in estimates related to state taxes on the sale of broadcasting operations.

In July 2002, the Company acquired the remaining fifty percent interest in SCN. The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002.

In October 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. Results are recorded in discontinued operations for all periods presented in accordance with the provisions of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue of discontinued operations in 2002, 2001 and 2000 was $5,668,000, $7,184,000 and $128,904,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $115,301,000 in 2002, $106,735,000 in 2001, and $102,685,000 in 2000. Increased income from continuing operations, offset by increases in working capital, accounted for the change between 2002 and 2001. Decreased income from continuing operations, offset by decreases in working capital and losses on sales of businesses, accounted for the change between 2001 and 2000.

Cash required for investing activities totaled $547,474,000 in 2002, $223,304,000 in 2001, and $87,297,000 in 2000. Acquisitions accounted for substantially all of the usage in 2002 and 2000. Investment purchases related to the sale of broadcast operations and cash flow from operations were responsible for the primary usage of funds in 2001. The investment portfolio was largely liquidated in 2002 to fund acquisitions.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $19,000,000 in 2003, and other requirements will be available from internally generated funds, availability under its existing credit agreement and, if necessary, by accessing the capital markets.

Cash provided by financing activities totaled $217,163,000 in 2002, and required $78,026,000 in 2001 and $13,599,000 in 2000.

The Company entered into a five-year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement are to fund the acquisition of Howard, and to provide liquidity for other corporate purposes. $279,000,000 was borrowed under this agreement in 2002 to consummate the acquisitions of Howard and SCN.

Under the terms of the Company's 1998 Note Purchase Agreement (1998 Agreement), the Company was required to repay the outstanding balance of $161,800,000 in October 2002 unless the Company reinvested the net proceeds of the sale of its broadcast operations or obtained a waiver or amendment of that provision of the 1998 Agreement. The acquisition of Howard satisfied the conditions of the Company's 1998 Agreement with regard to reinvestment of the net proceeds of the sale of broadcast operations. If repayment had been required, a substantial prepayment penalty would have also been required, based upon interest rates in effect at that time.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2002, the Company was in compliance with these covenants. Aggregate maturities during the five years ending September 2007 are $14,600,000, $36,600,000, $11,600,000, $12,400,000 and $256,900,000,
respectively.

Cash required for discontinued operations totaled $42,778,000 in 2002, primarily for income tax payments related to the gain on sale of broadcast operations. Cash provided by discontinued operations totaling $437,337,000 in 2001 primarily reflects net proceeds from the sale of such operations.

SEASONALITY

The Company's largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Newspaper classified advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 18 to the Consolidated Financial Statements, included herein.

INFLATION

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, remaining useful lives of long-lived assets and income taxes. The
Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

See Note 1 to the Consolidated Financial Statements, included herein, for a description of the Company's accounting policies used in the preparation of its Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

In 2002, the Company entered into a four-year contract for the annual purchase of 45,000 metric tonnes of newsprint, at market prices, from a single supplier. The commitment represents approximately one-third of the Company's annual volume, inclusive of MNI. The commitment is reduced to the extent it exceeds 75% of the Company's annual usage. The Company has other newsprint commitments, both formal and informal, for lesser amounts, with other suppliers.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase in LIBOR would decrease income from continuing operations before income taxes approximately $2,445,000, based on floating rate debt outstanding at September 30, 2002.

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

A $10 per metric tonne  newsprint  price increase would result in a reduction in
income  from  continuing   operations   before  income  taxes  of  approximately
$1,115,000, excluding MNI, based on anticipated consumption in 2003.

Sensitivity to Changes in Value

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is fixed rate debt, which totals $161,800,000 at September 30, 2002.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at September 30, 2002 is approximately $7,200,000. There is no impact on operating results from such changes in interest rates.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption "Consolidated Financial Statements".

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed McGladrey & Pullen, LLP (McGladrey) as its independent accountant, effective June 30, 2002. In connection with the audits of the fiscal years ended September 30, 2001 and 2000, and during the interim period prior to the dismissal, there were no disagreements with McGladrey on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. The Audit Committee of the Company appointed Deloitte & Touche LLP (Deloitte) as its new independent accountant, effective July 1, 2002, after evaluating several firms, including McGladrey. The Company previously reported this change in accountants in a Current Report on Form 8-K dated July 2, 2002.

PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item, except for certain information included under the caption "Officers" in Part I of this Form 10-K, is included in the Company's Proxy Statement dated December 27, 2002, which is incorporated herein by reference, under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

                        ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company's Proxy Statement dated December 27, 2002, which is incorporated herein by reference, under the captions "Proposal 1 - Election of Directors," "Compensation of Directors" and "Executive Compensation"; provided, however, that the subsection entitled "Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation" shall not be deemed to be incorporated by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information with respect to this Item is included in the Company's Proxy Statement dated December 27, 2002, which is incorporated herein by reference, under the caption "Voting Securities and Principal Holders Thereof".

Information as of September 30, 2002 with respect to equity compensation plans is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Number of
                                             Number of securities to      Weighted average          securities
                                             be issued upon exercise      exercise price of          remaining
                                             of outstanding options,    outstanding options,       available for
             Plan Category                     warrants and rights       warrants and rights      future issuance
--------------------------------------------------------------------------------------------------------------------

Equity compensation plans
  approved by stockholders (1)(2)                    1,048,809                   $ 29.04             3,038,235
--------------------------------------------------------------------------------------------------------------------

(1)  1990 Long-Term  Incentive Plan.
(2) Excludes purchase rights accruing under the Company's Employees' Stock Purchase Plan (Purchase Plan), which has a stockholder approved reserve of 925,000 shares. Under the Purchase Plan, each eligible employee may purchase up to 5% of base compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower of the average of the high and low market price on either the first or last business day of the plan year.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $76,000 in 2002. Director Herbert W. Moloney III is Chief Operating Officer, North America, of Vertis.

                        ITEM 14. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2002, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since September 30, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

 Consolidated Balance Sheets - September 30, 2002 and 2001
 Consolidated Statements of Income - Years ended September 30, 2002,
   2001 and 2000
 Consolidated Statements of Stockholders' Equity - Years ended September 30,
   2002, 2001 and 2000
 Consolidated Statements of Cash Flows - Years ended September 30, 2002,
   2001 and 2000
 Notes to Consolidated Financial Statements
 Independent Auditors' Reports
 Report of Management

Financial Statement Schedules

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

Exhibits

See Exhibit Index.

Reports on Form 8-K

On July 2, 2002, the Company filed a Current Report on Form 8-K reporting "Changes in Registrant's Certifying Accountant" pursuant to Item 9 reporting that the Company has dismissed McGladrey as its independent accountant, effective June 30, 2002, and appointed Deloitte as its new independent accountant, effective July 1, 2002. The Form 8-K further stated that during the fiscal years ended September 30, 2001 and 2000, and during the interim period prior to the dismissal, there were no disagreements with McGladrey on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December 2002.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck                        /s/ Carl G. Schmidt
-------------------------------------    ----------------------------------
Mary E. Junck                            Carl G. Schmidt
Chairman, President and Chief            Vice President, Chief Financial Officer
Executive Officer                        and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of November, 2002.

      Signature

/s/ Rance E. Crain                       Director
-------------------------------------
Rance E. Crain

/s/ Mary E. Junck                        Chairman, President and Chief Executive
-------------------------------------    Officer and Director
Mary E. Junck

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

/s/ Mark Vittert                         Director
-------------------------------------
Mark Vittert

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Mary E. Junck, certify that:

1. I have reviewed this Annual Report on Form 10-K (Annual Report) of Lee Enterprises, Incorporated (Registrant);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (Evaluation Date); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 27, 2002       /s/ Mary E. Junck
                                 ------------------------------
                                 Mary E. Junck
                                 Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Carl G. Schmidt, certify that:

1. I have reviewed this Annual Report on Form 10-K (Annual Report) of Lee Enterprises, Incorporated (Registrant);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (Evaluation Date); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 27, 2002    /s/ Carl G. Schmidt
                           ------------------------------
                           Carl G. Schmidt
                           Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
Number                             Description
--------------------------------------------------------------------------------

2.1* Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Current Report on Form 8-K dated April 1, 2002)

2.2* Escrow Agreement by and among Lee Enterprises, Incorporated, and HPI Indemnifying Stockholders listed on Schedule I attached thereto, and Wells Fargo Iowa, N.A. as Escrow Agent dated as of April 1, 2002 (Exhibit 2.2 to Current Report on Form 8-K dated April 1, 2002)

3.1 Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of November 14, 2002

3.2* Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Quarter Ended March 31,
          2002)

4* Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1 to Current Report on Form 8-K dated May 7, 1998)

10.+* Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit A to Schedule 14A Definitive Proxy Statement for 1998)

10.1a+ Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999

10.2+* Lee Enterprises, Incorporated Amended and Restated 1977 Employees' Stock Purchase Plan as amended February 1, 1996 (Exhibit B to Schedule 14A Definitive Proxy Statement for 1996)

10.3+*    Lee  Enterprises,  Incorporated  1996  Stock  Plan  for   Non-Employee
          Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)

10.4+     Lee Enterprises, Incorporated Supplementary Benefits Plan

10.5+*    Form  of   Employment  Agreement  for  Lee  Enterprises,  Incorporated
          Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998)

10.6+* Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30,1998)

16* Former Independent Accountant's Letter (Exhibit 16 to Current Report on Form 8-K dated July 2, 2002)

--------------------------------------------------------------------------------
Number                             Description
--------------------------------------------------------------------------------

21        Subsidiaries and associated companies

23.1      Consent of Deloitte & Touche LLP

23.2      Consent of McGladrey & Pullen, LLP

24        Power of Attorney

99.* Note Purchase Agreement by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99 to Current Report on Form 8-K dated March 31, 1998).

99.1a* First Amendment to the Note Purchase Agreement, dated as of August 30, 2001, by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99.1 to Current Report on Form 8-K dated September 5, 2001)

99.2* Credit Agreement among Lee Enterprises, Incorporated, Bank of America, N.A., as Administrative Agent and other lenders party thereto dated as of March 28, 2002 (Exhibit 99 to Current Report on Form 8-K dated April 1, 2002)

99.3* Statement under Oath of Chief Executive Officer (Exhibit 99.1 to Form 10-Q for Quarter Ended June 30, 2002)

99.4* Statement under Oath of Chief Financial Officer (Exhibit 99.2 to Form 10-Q for Quarter Ended June 30, 2002)

99.5      Sarbanes-Oxley Act Section 906 Certification

CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE


Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors' Reports

Report of Management

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended September 30
---------------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                                 2002            2001            2000
---------------------------------------------------------------------------------------------------------------------
Operating revenue:
   Advertising                                                            $354,327        $279,954        $272,606
   Circulation                                                             105,711          81,441          79,792
   Other                                                                    65,858          65,571          63,691
---------------------------------------------------------------------------------------------------------------------
                                                                           525,896         426,966         416,089
---------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation                                                            206,454         167,177         155,554
   Newsprint and ink                                                        43,727          42,009          37,819
   Depreciation                                                             18,127          15,992          14,207
   Amortization of intangible assets                                        16,923          15,365          14,364
   Other                                                                   127,885         107,448         100,659
---------------------------------------------------------------------------------------------------------------------
                                                                           413,116         347,991         322,603
---------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income of                           112,780          78,975          93,486
    associated companies
Equity in net income of associated companies                                 9,057           7,651           9,377
---------------------------------------------------------------------------------------------------------------------
Operating income                                                           121,837          86,626         102,863
---------------------------------------------------------------------------------------------------------------------
Non-operating income (expense), net:
   Financial income                                                          6,007          28,548           3,259
   Financial expense                                                       (15,777)        (11,963)        (12,643)
   Gain (loss) on sales of businesses                                         (339)         (6,233)         18,439
   Other, net                                                                 (669)         (3,934)         (1,307)
---------------------------------------------------------------------------------------------------------------------
                                                                           (10,778)          6,418           7,748
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      111,059          93,044         110,611
Income tax expense                                                          30,030          33,215          40,494
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           81,029          59,829          70,117
---------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income (loss) from discontinued operations, net of
     income tax effect                                                        (176)           (373)          4,496
   Gain on dispositions, net of income tax effect                            1,122         254,772           9,050
---------------------------------------------------------------------------------------------------------------------
                                                                               946         254,399          13,546
---------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 81,975        $314,228        $ 83,663
---------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic:
      Continuing operations                                             $     1.84     $      1.37      $     1.59
      Discontinued operations                                                 0.02            5.81            0.31
---------------------------------------------------------------------------------------------------------------------
Net income                                                              $     1.86     $      7.18      $     1.90
---------------------------------------------------------------------------------------------------------------------
   Diluted:
      Continuing operations                                             $     1.83     $      1.36      $     1.58
      Discontinued operations                                                 0.02            5.77            0.31
---------------------------------------------------------------------------------------------------------------------
Net income                                                              $     1.85     $      7.13      $     1.89
---------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                                  September 30
------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Share Data)                                         2002                   2001
------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                           $      14,381            $   272,169
   Temporary cash investments                                                  -                    211,221
   Accounts receivable, less allowance for doubtful accounts:
      2002 $6,035; 2001 $4,328                                                57,313                 40,644
   Receivable from associated companies                                        1,500                  1,500
   Inventories                                                                10,166                  3,889
   Deferred income taxes                                                       7,812                  5,488
   Other                                                                       2,986                  1,900
   Assets of discontinued operations                                           9,869                 11,329
------------------------------------------------------------------------------------------------------------
                                                                             104,027                548,140
------------------------------------------------------------------------------------------------------------
Investments:
   Associated companies                                                       20,278                 18,940
   Other                                                                       7,460                 13,771
------------------------------------------------------------------------------------------------------------
                                                                              27,738                 32,711
------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land and improvements                                                      21,095                 10,356
   Buildings and improvements                                                 96,442                 61,925
   Equipment                                                                 231,752                176,944
------------------------------------------------------------------------------------------------------------
                                                                             349,289                249,225
   Less accumulated depreciation                                             144,992                132,736
------------------------------------------------------------------------------------------------------------
                                                                             204,297                116,489
------------------------------------------------------------------------------------------------------------
Goodwill                                                                     609,792                225,147
Other intangible assets                                                      513,109                 77,552
Other                                                                          4,867                    358
------------------------------------------------------------------------------------------------------------
                                                                          $1,463,830             $1,000,397
------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                       September 30
-----------------------------------------------------------------------------------------------------------------
                                                                                 2002                    2001
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current maturities of long-term debt                 $      14,600             $    11,600
   Accounts payable                                                              21,015                  10,782
   Compensation and other accrued liabilities                                    32,591                  27,048
   Income taxes payable                                                           5,103                  57,281
   Dividends payable                                                              7,533                  -
   Liabilities of discontinued operations                                           157                     479
   Unearned revenue                                                              27,750                  17,949
-----------------------------------------------------------------------------------------------------------------
                                                                                108,749                 125,139
-----------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                       394,700                 161,800
Deferred items:
   Retirement and compensation                                                    7,655                  13,178
   Income taxes                                                                 210,475                  18,336
Other                                                                               995                  -
-----------------------------------------------------------------------------------------------------------------
                                                                                722,574                 318,453
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Serial convertible preferred stock, no par value;
      authorized 500 shares; none issued                                            -                       -
   Common Stock, $2 par value; authorized                                        69,242                  67,318
      60,000 shares; issued and outstanding:
         2002 34,621 shares;
         2001 33,659 shares
   Class B Common Stock, $2 par value; authorized                                19,380                  20,758
      30,000 shares; issued and outstanding:
         2002 9,690 shares;
         2001 10,379 shares
   Additional paid-in capital                                                    55,797                  48,164
   Unearned compensation                                                         (1,845)                 (1,130)
   Retained earnings                                                            598,682                 546,834
-----------------------------------------------------------------------------------------------------------------
                                                                                741,256                 681,944
-----------------------------------------------------------------------------------------------------------------
                                                                             $1,463,830              $1,000,397
-----------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended September 30
----------------------------------------------------------------------------------------------------------------------------
                                                              Amount                                    Shares
----------------------------------------------------------------------------------------  ----------------------------------
(Thousands, Except Per Common Share Data)           2002           2001         2000           2002        2001       2000
----------------------------------------------------------------------------------------  ----------------------------------
Common Stock:                                  $   67,318     $   66,140    $   66,142         33,659     33,070      33,071
   Balance, beginning of year
      Conversion from Class B
         Common Stock                               1,378            694           770            689        347         385
      Shares issued                                   580          1,194           478            290        597         239
      Shares reacquired                               (34)          (710)       (1,250)           (17)      (355)       (625)
----------------------------------------------------------------------------------------   -----------------------------------
Balance, end of year                               69,242         67,318        66,140         34,621     33,659      33,070
----------------------------------------------------------------------------------------   -----------------------------------
Class B Common Stock:
   Balance, beginning of year                      20,758         21,480        22,376         10,379     10,740      11,188
      Conversion to Common
         Stock                                     (1,378)          (694)         (770)          (689)      (347)       (385)
      Shares reacquired                                 -            (28)         (126)             -        (14)        (63)
----------------------------------------------------------------------------------------   -----------------------------------
Balance, end of year                               19,380         20,758        21,480          9,690     10,379      10,740
----------------------------------------------------------------------------------------   -----------------------------------
Additional paid-in capital:
   Balance, beginning of year                      48,164         37,330        32,641
      Shares issued                                 7,633         10,834         4,689
----------------------------------------------------------------------------------------
Balance, end of year                               55,797         48,164        37,330
----------------------------------------------------------------------------------------
Unearned compensation:
   Balance, beginning of year                      (1,130)        (1,227)         (961)
      Restricted shares issued                     (2,067)        (1,136)       (1,364)
      Restricted shares canceled                       92            251           283
      Amortization                                  1,260            982           815
----------------------------------------------------------------------------------------
Balance, end of year                               (1,845)        (1,130)       (1,227)
----------------------------------------------------------------------------------------
Retained earnings:
   Balance, beginning of year                     546,834        271,444       234,131
      Net income                                   81,975        314,228        83,663
      Cash dividends per
         common share:                            (30,075)       (29,797)      (28,288)
             2002 $0.68;
             2001 $0.68;
             2000 $0.64
      Shares reacquired                               (52)        (9,041)      (18,062)
----------------------------------------------------------------------------------------
Balance, end of year                              598,682        546,834       271,444
----------------------------------------------------------------------------------------   -----------------------------------
Total stockholders' equity                      $ 741,256      $ 681,944     $ 395,167         44,311     44,038      43,810
----------------------------------------------------------------------------------------   -----------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended September 30
------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                 2002             2001            2000
------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income                                                              $  81,975      $  314,228       $   83,663
   Less:  discontinued operations                                               (946)       (254,399)         (13,546)
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             81,029          59,829           70,117
Adjustments to reconcile income from continuing
   operations to net cash provided by operating
   activities of continuing operations:
      Depreciation and amortization                                           35,050          31,357           28,571
      Losses (gains) on sales, or expected sales, of businesses                  339           6,233          (18,439)
      Distributions less than earnings of associated companies                (1,338)           (552)          (2,891)
      Change in assets and liabilities, net of effects from
         business acquisitions:
            Decrease (increase) in receivables                                 2,722            (636)           2,250
            Decrease (increase) in inventories and other                      (6,562)             47            3,657
            Increase (decrease) in accounts payable,
              accrued expenses and unearned revenue                              (98)         (5,507)           7,940
            Increase (decrease) in income taxes payable                       (9,702)          6,449            2,421
            Other                                                             13,861           9,515            9,059
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    115,301         106,735          102,685
------------------------------------------------------------------------------------------------------------------------
Cash required for investing activities:
   Sales (purchases) of temporary cash investments, net                      211,221        (211,221)               -
   Purchases of property and equipment                                       (13,522)         (9,904)         (25,392)
   Acquisitions, net                                                        (753,089)         (4,518)         (71,609)
   Proceeds from sales of businesses                                           7,509           5,341            8,775
   Other                                                                         407          (3,002)             929
------------------------------------------------------------------------------------------------------------------------
Net cash required for investing activities                                  (547,474)       (223,304)         (87,297)
------------------------------------------------------------------------------------------------------------------------
Cash required for financing activities:
   Proceeds from (payments on) notes payable, net                              3,000         (37,937)          30,500
   Payments on long-term debt                                                (46,100)        (11,600)               -
   Purchases of common stock                                                    (341)        (10,050)         (20,021)
   Proceeds from long-term debt                                              279,000               -                -
   Financing costs                                                            (2,442)              -                -
   Cash dividends paid                                                       (22,542)        (29,797)         (28,288)
   Other, primarily issuance of common stock                                   6,588          11,358            4,210
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities                     217,163         (78,026)         (13,599)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) discontinued operations                  (42,778)        437,337           17,102
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (257,788)        242,742           18,891
Cash and cash equivalents:
   Beginning of year                                                         272,169          29,427           10,536
------------------------------------------------------------------------------------------------------------------------
End of year                                                                $  14,381      $  272,169       $   29,427
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company directly, and through its ownership of associated companies, publishes 44 daily newspapers in 18 states and more than 175 other weekly, classified and specialty publications, along with associated online services. The Company currently operates in a single business segment.

1   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has revised its previous presentation of equity in earnings of associated companies to exclude those amounts from operating revenue. Certain other amounts as previously reported have also been reclassified to conform with the current year presentation.

References to 2002, 2001 and 2000 mean the years ended September 30, 2002, 2001 and 2000, respectively.

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

Investments in the common stock of associated companies are accounted for using the equity method and are reported at cost plus the Company's share of undistributed earnings since acquisition, less amortization of intangible assets.

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in the Consolidated Statements of Income. Non-marketable securities are carried at cost.

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on the customer's historical credit experience, payment trends, and other economic factors, to the extent available.

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined primarily by the last-in, first-out method. Newsprint inventories at September 30, 2002 and 2001 were less than replacement cost by $1,877,000 and $2,954,000, respectively.

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and mailroom equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

--------------------------------------------------------------------------------
                                                         Years
--------------------------------------------------------------------------------
Buildings and improvements                               5 - 49
Printing presses and mailroom equipment                  4 - 28
Other                                                    3 - 11
--------------------------------------------------------------------------------

The Company capitalizes interest as a component of the cost of constructing major facilities.

Goodwill and Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

--------------------------------------------------------------------------------
                                                         Years
--------------------------------------------------------------------------------
Non-compete and consulting agreements                    3 - 15
Customer lists                                           3 - 23
Newspaper subscriber lists                              12 - 33
Other                                                        10
--------------------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives, such as mastheads, no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement 121, discussed above, but retains the fundamental provisions of Statement 121 with regard to recognition and measurement of impairment of long-lived assets.

The Company was required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 2001, and Statements 142 and 144 effective no later than 2003. Furthermore, intangible assets determined to have an indefinite useful life and goodwill that are acquired in a purchase business combination completed after June 2001 may not be amortized. The Company elected to adopt Statements 142 and 144 effective in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Upon adoption of Statement 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. There were no significant reclassifications or impairment losses identified as a result of adoption. In addition, the Company is required to periodically test the intangible assets identified as having an indefinite useful life and goodwill for impairment in accordance with the provisions of Statement 142.

The impact of adoption of these statements is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended September 30
-------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                2002            2001           2000
Income from continuing operations, as reported                          $  81,029       $  59,829       $  70,117
Goodwill amortization, net of income tax benefit                           -                5,861           5,863
Goodwill amortization of associated companies                              -                  236             102
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations, as adjusted                             81,029          65,926          76,082
Discontinued operations                                                       946         254,399          13,546
-------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                 $  81,975        $320,325       $  89,628
-------------------------------------------------------------------------------------------------------------------

The earnings per common share impact related to the adoption of these statements is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended September 30
-------------------------------------------------------------------------------------------------------------------
                                                                           2002            2001           2000
-------------------------------------------------------------------------------------------------------------------
Basic:
   Income from continuing operations, as reported                          $ 1.84          $ 1.37         $ 1.59
   Goodwill amortization                                                       -             0.14           0.14
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations, as adjusted                            1.84            1.51           1.73
   Discontinued operations                                                   0.02            5.81           0.31
-------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                    $ 1.86          $ 7.32         $ 2.04
-------------------------------------------------------------------------------------------------------------------
Diluted:
   Income from continuing operations, as reported                          $ 1.83          $ 1.36         $ 1.58
   Goodwill amortization                                                       -             0.14           0.13
-------------------------------------------------------------------------------------------------------------------
   Income from continuing operations, as adjusted                            1.83            1.50           1.71
   Discontinued operations                                                   0.02            5.77           0.31
-------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                    $ 1.85          $ 7.27         $ 2.02
-------------------------------------------------------------------------------------------------------------------

Revenue Recognition

Advertising and circulation revenue is recognized based on date of publication. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers. Other revenue is recognized in the period in which it is earned.

Advertising Costs

Advertising costs, which are not material, are expensed as incurred.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock Compensation

The Company has three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or stock purchase plans.

The Company amortizes as compensation expense the value of restricted stock, issued under a long-term incentive plan, by the straight-line method over the restriction period, which is generally three years.

Effective in 2003, stock compensation will be accounted for as an expense in the Consolidated Statements of Income, according to the fair value method provisions of FASB Statement 123, Accounting for Stock-Based Compensation. The Company plans to restate prior year results for all awards granted, modified or settled in 1996 and thereafter, subject to the final issuance of the exposure draft amending FASB Statement 123. The Company estimates, based on historical stock compensation activity, that adoption of the fair value method provisions of Statement 123 will reduce 2003 results approximately $0.05 to $0.07 per diluted common share. See Note 9.

Uninsured Risks

The Company is self-insured for health care costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts.

Discontinued Operations

In accordance with the provisions of FASB Statement 144, the operations and related losses on properties sold, or identified as held for sale in 2002, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented. Gains are recognized when realized.

2 ACQUISITIONS AND DIVESTITURES

In April 2002, the Company acquired the stock of Howard Publications, Inc. (Howard), a privately owned company comprised of 15 daily newspapers, 50% of the stock of Sioux City Newspapers, Inc. (SCN), and related specialty publications. The transaction was valued at approximately $696,800,000 after taking into account $50,000,000 of cash on the Howard balance sheet retained by the Company, and other adjustments. Certain non-publishing businesses of Howard were not included in the transaction.

The Company paid the purchase price and expenses related to the transaction from $433,000,000 of available funds, including proceeds from the sale of its broadcast properties, and revolving loans under the terms of a five year, $350,000,000 credit agreement.

The representations and warranties of Howard stockholders are secured for varying amounts pursuant to an escrow agreement between the Company and the indemnifying Howard stockholders.

In July 2002, the Company acquired the remaining 50% interest in SCN from a privately owned company. The transaction was valued at approximately $57,000,000 and was funded in part with approximately $42,000,000 in cash and temporary cash investments. The remainder of the purchase price was funded by the Company's credit agreement. $3,000,000 of the purchase price is payable in November 2002. The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated income information for 2002 and 2001, set forth below, presents results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of each year and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of the respective years. Pro forma amounts for 2001, as previously reported on Form 8-K, have been adjusted to give effect to businesses reclassified to discontinued operations and additional purchase price adjustments. Pro forma results for 2001 do not reflect the full year impact of various newspapers and specialty publications purchased in 2001 because the impact is not significant.

------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended
                                                                                            September 30
------------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data) (Unaudited)                                   2002                2001
------------------------------------------------------------------------------------------------------------------
Total revenue                                                                        $645,756          $655,560
Income from continuing operations                                                      81,900            44,810

Earnings per common share:
   Basic                                                                          $      1.86       $      1.02
   Diluted                                                                               1.85              1.02
------------------------------------------------------------------------------------------------------------------

The purchase price allocation for Howard, including SCN and direct costs of acquisitions, subject to final purchase price adjustments, is as follows:

------------------------------------------------------------------------------------------------------------------
 (Thousands)
------------------------------------------------------------------------------------------------------------------
Current assets                                                                                        $   23,610
Property and equipment                                                                                    93,941
Goodwill                                                                                                 395,223
Other intangible assets                                                                                  453,703
------------------------------------------------------------------------------------------------------------------
Total assets acquired                                                                                    966,477
Current liabilities                                                                                       27,237
Long-term liabilities                                                                                    185,394
------------------------------------------------------------------------------------------------------------------
                                                                                                       $ 753,846
------------------------------------------------------------------------------------------------------------------

Acquired intangible assets consist of the following:

------------------------------------------------------------------------------------------------------------------
                                                                                                Weighted Average
                                                                                               Amortization Period
(Thousands)                                                                                          (Years)
------------------------------------------------------------------------------------------------------------------
Amortizable intangible assets:
    Customer lists                                                           $361,074                     23
    Newspaper subscriber lists                                                 60,607                     24
    Noncompete agreements                                                       6,000                      3
------------------------------------------------------------------------------------------------------------------
                                                                             $427,681                     23
------------------------------------------------------------------------------------------------------------------
  Unamortizable intangible assets:
    Mastheads                                                                $ 26,022                      -
------------------------------------------------------------------------------------------------------------------

The Company acquired six weekly newspapers or specialty publications and increased its ownership in an Internet venture in 2001; and acquired three daily newspapers, and several weekly newspapers and classified or specialty publications in 2000. In 2000, the Company also acquired a daily newspaper and specialty publications and received $9,300,000 of cash in exchange for all the assets and liabilities of two of its daily newspapers and the related specialty and classified publications. In connection with this transaction, the Company recognized a gain on sale of $18,439,000, which is recorded as non-operating income in 2000.

All acquisitions were accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

The Company sold several weekly and specialty publications in 2002, 2001 and 2000. These transactions were initiated prior to the adoption of FASB Statement 144 and, accordingly, results to the respective dates of sale and the gain or loss on sale are included in continuing operations. Proceeds from sales of properties or exchanges consist of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended September 30
--------------------------------------------------------------------------------------------------------------------
(Thousands)                                                             2002             2001            2000
--------------------------------------------------------------------------------------------------------------------
Noncash working capital                                                $     492       $     519        $     111
Property and equipment                                                       327           1,319              764
Intangible assets                                                          7,029           4,961              721
--------------------------------------------------------------------------------------------------------------------
                                                                           7,848           6,799            1,596
Gain (loss) recognized on sales, or expected sales,
  of businesses                                                             (339)         (1,458)          18,439
--------------------------------------------------------------------------------------------------------------------
                                                                           7,509           5,341           20,035
Less fair value of assets exchanged                                           -               -            11,260
--------------------------------------------------------------------------------------------------------------------
                                                                       $   7,509       $   5,341        $   8,775
--------------------------------------------------------------------------------------------------------------------

In 2001 the Company recorded an expected loss of $4,775,000 related to businesses identified for sale. The properties were sold in 2002 and an additional loss of approximately $339,000 was recognized. These amounts are classified as non-operating expense in the Consolidated Statements of Income.

3  DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000 the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $250,800,000 in 2001. Results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,600,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations in 2001.

The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase of the remaining 50% of SCN. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002.

In October 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. Results for Flathead and Ashland are recorded in discontinued operations for all periods presented in accordance with the provisions of FASB Statement 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations consists of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended September 30
--------------------------------------------------------------------------------------------------------------------
(Thousands)                                                             2002             2001            2000
--------------------------------------------------------------------------------------------------------------------
Operating revenue                                                     $    5,668     $     7,184        $  128,904

Income from, or gain (loss) on sale of,
  discontinued operations                                                 (5,271)        402,086            23,224
Income tax expense (benefit)                                              (6,217)        147,687             9,678
--------------------------------------------------------------------------------------------------------------------
                                                                      $      946     $   254,399        $   13,546
--------------------------------------------------------------------------------------------------------------------

Income tax benefit related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate in 2002 as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended
                                                                                               September 30, 2002
--------------------------------------------------------------------------------------------------------------------
 Computed "expected" income tax benefit                                                            (35.0)%
 State income taxes, net of federal tax benefit                                                     (3.8)
 Resolution of tax issues                                                                          (75.9)
 Other                                                                                              (3.2)
--------------------------------------------------------------------------------------------------------------------
                                                                                                  (117.9)%
--------------------------------------------------------------------------------------------------------------------

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in 2002, from changes in estimates related to state taxes on the sale of broadcasting operations. The difference from the U.S. federal income tax rate in 2001 and 2000 was primarily attributable to state income taxes.

The components of assets and liabilities of discontinued operations at September 30, 2002 and 2001 are not significant.

4  INVESTMENTS IN ASSOCIATED COMPANIES

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, other daily newspapers and various other publications in Wisconsin; and also holds interests in Internet service ventures.

Summarized financial information of MNI is as follows:

------------------------------------------------------------------------------------------------------------
                                                                                      September 30
------------------------------------------------------------------------------------------------------------
(Thousands)                                                                       2002            2001
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets                                                                   $  24,284      $   21,805
Investments and other assets                                                        49,608          32,175
Property and equipment, net                                                         13,972          14,810
------------------------------------------------------------------------------------------------------------
                                                                                 $  87,864      $   68,790
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, excluding debt                                              $  14,673      $   14,911
Debt, including current maturities                                                  32,344          16,000
Other                                                                                  291             -
Stockholders' equity                                                                40,556          37,879
------------------------------------------------------------------------------------------------------------
                                                                                 $  87,864      $   68,790
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                         Year Ended September 30
------------------------------------------------------------------------------------------------------------
(Thousands)                                                        2002           2001            2000
------------------------------------------------------------------------------------------------------------
Revenue                                                          $  106,527     $  105,880      $   97,279
Operating expenses, excluding depreciation
   and amortization                                                  74,175         76,337          64,769
Operating income                                                     27,703         24,824          29,781
Net income                                                           16,927         15,302          18,791
------------------------------------------------------------------------------------------------------------

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $8,962,000, $9,300,000 and $9,320,000 in 2002, 2001 and 2000, respectively.

Certain other information relating to the Company's investment in MNI is as follows:

------------------------------------------------------------------------------------------------------------
                                                                                      September 30
------------------------------------------------------------------------------------------------------------
(Thousands)                                                                       2002            2001
------------------------------------------------------------------------------------------------------------

Company's share of:
   Stockholders' equity                                                          $  20,278      $   18,940
   Undistributed earnings                                                           20,028          18,690
------------------------------------------------------------------------------------------------------------

In April 2002, a subsidiary of MNI acquired certain of the assets of Citizen Newspapers, LLC, which owned the Beaver Dam Daily Citizen and various other publications published in Wisconsin. The purchase price was approximately $18,440,000.

5  INTANGIBLE ASSETS AND GOODWILL

Identified intangible assets related to continuing operations consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                                                September 30
-------------------------------------------------------------------------------------------------------------------
 (Thousands)                                                                                2002             2001
-------------------------------------------------------------------------------------------------------------------
Unamortizable intangible assets:
     Mastheads                                                                         $   26,022       $      -
Amortizable intangible assets:
     Noncompete covenants and consulting agreements                                        28,406           22,475
     Less accumulated amortization                                                         21,967           21,380
-------------------------------------------------------------------------------------------------------------------
                                                                                            6,439            1,095
-------------------------------------------------------------------------------------------------------------------
     Customer and newspaper subscriber lists                                              525,224          106,195
     Less accumulated amortization                                                         44,576           29,738
-------------------------------------------------------------------------------------------------------------------
                                                                                          480,648           76,457
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  513,109       $   77,552
-------------------------------------------------------------------------------------------------------------------

Annual pretax amortization of intangible assets related to continuing operations for the five years ending September 2007 is estimated to be $27,623,000, $27,610,000, $24,736,000, $23,216,000 and $23,213,000, respectively.

Changes in the carrying amount of goodwill are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended
                                                                                                September 30
-------------------------------------------------------------------------------------------------------------------
 (Thousands)                                                                                2002             2001
-------------------------------------------------------------------------------------------------------------------

Goodwill, beginning of year                                                             $ 225,147        $ 236,722
Goodwill related to acquisitions                                                          395,223            3,126
Goodwill related to sales of businesses                                                   (10,578)          (6,886)
Amortization                                                                                  -             (7,815)
-------------------------------------------------------------------------------------------------------------------
Goodwill, end of year                                                                   $ 609,792        $ 225,147
-------------------------------------------------------------------------------------------------------------------

6   DEBT

In conjunction with the acquisition of Howard, the Company entered into a five-year, $350,000,000 credit agreement dated as of March 28, 2002 among the Company, Bank of America, N.A. (BofA), as administrative agent, and the other lenders party thereto. The previously existing revolving credit agreement was simultaneously cancelled. The initial interest rate of the revolving loans is, at the option of the Company, LIBOR plus 1.25% or a base rate equal to the greater of the federal funds rate plus 0.5% or the BofA prime rate. The weighted average interest rate on floating rate debt is 3.07% at September 30, 2002.

Debt consists of the following:

------------------------------------------------------------------------------------------------------------
                                                                                     September 30
------------------------------------------------------------------------------------------------------------
(Thousands)                                                                      2002            2001
------------------------------------------------------------------------------------------------------------
2002 credit agreement                                                          $  244,500      $      -
1998 Note Purchase Agreement, 6.14% to 6.64%
   due in varying amounts to 2013                                                 161,800         173,400
Other, due 2003                                                                     3,000             -
------------------------------------------------------------------------------------------------------------
                                                                                  409,300         173,400
Less current maturities                                                            14,600          11,600
------------------------------------------------------------------------------------------------------------
                                                                               $  394,700      $  161,800
------------------------------------------------------------------------------------------------------------

Aggregate   maturities   during  the  five  years  ending   September  2007  are
$14,600,000,    $36,600,000,    $11,600,000,   $12,400,000   and   $256,900,000,
respectively.

Under the terms of the Company's 1998 Note Purchase Agreement (1998 Agreement), the Company was required to repay the outstanding balance of $161,800,000 in October 2002 unless the Company reinvested the net proceeds of the sale of its broadcast operations or obtained a waiver or amendment of that provision of the 1998 Agreement. The acquisition of Howard satisfied the conditions of the Company's 1998 Agreement with regard to reinvestment of the net proceeds of the sale of broadcast operations. If repayment had been required, a substantial prepayment penalty would have also been required, based upon interest rates in effect at that time.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2002, the Company was in compliance with these covenants.

7    RETIREMENT PLANS

Substantially all the Company's employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $11,076,000 in 2002, $9,800,000 in 2001 and $10,200,000 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8    COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

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

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of Common Stock and Class B Common Stock (collectively Common Shares) of the Company. Rights are attached to and automatically trade with the Company's Common Shares.

Rights become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding Common Shares. Once the Rights become exercisable, they entitle all other stockholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration in May 2008.

9   STOCK OWNERSHIP PLANS

The Company has three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option or stock purchase plans.

Had compensation costs for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

----------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                             2002            2001            2000
----------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                      $   81,975      $  314,228      $   83,663
    Pro forma                                                            79,855         312,470          82,035

Earnings per common share:
    Basic:
       As reported                                                   $     1.86      $     7.18      $     1.90
       Pro forma                                                           1.81            7.14            1.86
    Diluted:
       As reported                                                         1.85            7.13            1.89
       Pro forma                                                           1.80            7.09            1.85
----------------------------------------------------------------------------------------------------------------

Stock Options and Restricted Stock

The Company has reserved 4,087,000 shares of Common Stock for issuance to key employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 2.0% to 2.8%; price volatility of 18.5% to 29.8%; risk-free interest rates based upon the life of the option ranging from 2.2% to 6.7%; and expected lives based upon the life of the option ranging from 0.7 to 8 years.

A summary of stock option activity is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                 Number of Shares
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                              2002            2001            2000

-----------------------------------------------------------------------------------------------------------------

Under option, beginning of year                                          967           1,178           1,258
    Granted                                                              300             355             282
    Exercised                                                           (174)           (547)           (336)
    Terminated and canceled                                              (44)            (19)            (26)
-----------------------------------------------------------------------------------------------------------------
Under option, end of year                                              1,049             967           1,178
-----------------------------------------------------------------------------------------------------------------
Exercisable, end of year                                                 530             467             767
-----------------------------------------------------------------------------------------------------------------

Weighted average prices of options are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                         2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
Granted                                                              $  35.58        $  27.24        $  29.11
Exercised                                                               25.77           18.83           14.15
Under option, end of year                                               29.04           26.44           22.72
Fair value of options granted                                            9.74            6.97            7.75
-----------------------------------------------------------------------------------------------------------------

A summary of options outstanding at September 30, 2002 is as follows:

-----------------------------------------------------------------------------------------------------------------
                        Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------     ----------------------------------------
                                       Weighted-
                                        Average         Weighted-                              Weighted-
Range of                               Remaining         Average                                Average
Exercise               Number       Contractual Life    Exercise             Number             Exercise
 Prices              Outstanding       (In Years)         Price           Exercisable            Price
--------------------------------------------------------------------     ----------------------------------------
$15 to 20                 69,000          1.7           $  17.71              69,000           $   17.71
20 to 25                  52,000          3.7              21.66              49,000               21.60
25 to 30                 563,000          5.4              27.35             360,000               27.65
30 to 34                  72,000          5.1              31.89              52,000               32.10
35 to 40                 293,000          9.1              35.58                 -                  -
--------------------------------------------------------------------     ----------------------------------------
Total                  1,049,000          6.1           $  29.04             530,000           $   26.23
--------------------------------------------------------------------     ----------------------------------------

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 2002, 2001 and 2000, the Company granted 58,000, 44,000 and 46,000 shares, respectively, of restricted stock to employees. At September 30, 2002, 114,000 shares of restricted stock were outstanding.

At September 30, 2002, 3,038,000 shares were available for granting of stock options or issuance of restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase Plan

The Company has 925,000 shares of Common Stock available for issuance pursuant to an employee stock purchase plan. April 30, 2003 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The weighted-average fair values of purchase rights granted in 2002, 2001 and 2000, computed using the Black-Scholes option-pricing model, were $9.23, $6.93 and $5.32, respectively.

In 2002, 2001 and 2000 employees  purchased  63,000,  85,000 and 124,000 shares, respectively, at a price of $26.44 in 2002, $19.20 in 2001 and $19.31 in 2000.

10   INCOME TAXES

Income tax expense consists of the following:

-----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                               2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                           $  13,115       $  181,412      $   36,036
    State                                                                 5,832           28,936           6,612
Deferred                                                                  4,866          (29,446)          7,524
-----------------------------------------------------------------------------------------------------------------
                                                                      $  23,813       $  180,902      $   50,172
-----------------------------------------------------------------------------------------------------------------
Continuing operations                                                 $  30,030       $   33,215      $   40,494
Discontinued operations                                                  (6,217)         147,687           9,678
-----------------------------------------------------------------------------------------------------------------
                                                                      $  23,813       $  180,902      $   50,172
-----------------------------------------------------------------------------------------------------------------

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended September 30
-----------------------------------------------------------------------------------------------------------------
                                                                           2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
Computed "expected" income tax expense                                   35.0%           35.0%           35.0%
State income taxes, net of federal tax benefit                            3.8             4.0             4.0
State income tax credits                                                    -            (2.4)             -
Net income of associated companies taxed
   at dividend rates                                                     (2.4)           (2.2)           (2.3)
Goodwill amortization                                                      -              1.2             1.0

Resolution of tax issues                                                 (9.1)              -               -
Other                                                                    (0.3)            0.1            (1.1)
-----------------------------------------------------------------------------------------------------------------
                                                                         27.0%           35.7%           36.6%
-----------------------------------------------------------------------------------------------------------------

The favorable resolution of tax issues reduced income tax expense in 2002 by approximately $10,100,000. The Company has favorably resolved one element of a federal tax claim related to the deductibility of losses on the 1997 sale of a business. Due to the uncertainty of a favorable resolution at the time of sale, the amount claimed was reserved in the Consolidated Financial Statements. The reversal has been recorded in results from continuing operations as a reduction of income tax expense in 2002.

Substantial deferred income tax liabilities were recorded in 2002 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

-----------------------------------------------------------------------------------------------------------------
                                                                                               September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                                               2002            2001
-----------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
    Property and equipment                                                             $ 20,543        $ 10,374
    Equity in undistributed earnings of affiliates                                        1,594           1,238
    Identifiable intangible assets                                                      191,952          13,093
    Other                                                                                   160             185
-----------------------------------------------------------------------------------------------------------------
                                                                                        214,249          24,890
-----------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
    Accrued compensation                                                                  3,888           6,644
    Allowance for doubtful accounts                                                       3,407           2,707
    Other                                                                                 4,291           2,691
-----------------------------------------------------------------------------------------------------------------
                                                                                         11,586          12,042
-----------------------------------------------------------------------------------------------------------------
Net deferred income tax liabilities                                                    $202,663        $ 12,848
-----------------------------------------------------------------------------------------------------------------

Net deferred income tax liabilities have been classified in the accompanying Consolidated Balance Sheets as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                             September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------

Current assets                                                                        $   7,812      $    5,488
Non-current liabilities                                                                (210,475)        (18,336)
-----------------------------------------------------------------------------------------------------------------
                                                                                      $(202,663)      $ (12,848)
-----------------------------------------------------------------------------------------------------------------

A $4,000,000 reduction of income tax expense from changes in estimates related to state taxes on the sale of broadcasting operations in 2000 and thereafter has been recorded in results from discontinued operations in 2002.

11    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, temporary cash investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Equity securities totaling $3,927,000, consisting primarily of the Company's 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable. The fair value of floating rate debt approximates the carrying amount.

The fair value of the Company's fixed rate debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's fixed rate debt are as follows:

--------------------------------------------------------------------------------
(Thousands)                                          Carrying         Fair Value
                                                      Amount
--------------------------------------------------------------------------------

September 30:
    2002                                             $161,800           $175,200
    2001                                              173,400            178,100
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

-----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                                 2002            2001            2000
-----------------------------------------------------------------------------------------------------------------

Income applicable to common stock:
    Continuing operations                                            $   81,029       $   59,829       $   70,117
    Discontinued operations                                                 946          254,399           13,546
-----------------------------------------------------------------------------------------------------------------
Net income                                                           $   81,975       $  314,228       $   83,663
-----------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                               44,204           43,873           44,099
Less non-vested restricted stock                                            117               89               94
-----------------------------------------------------------------------------------------------------------------
Basic average common shares outstanding                                  44,087           43,784           44,005
Dilutive stock options and restricted stock                                 264              305              355
-----------------------------------------------------------------------------------------------------------------
Diluted average common shares                                            44,351           44,089           44,360
-----------------------------------------------------------------------------------------------------------------
Earnings per common share:
    Basic:
       Continuing operations                                         $     1.84       $     1.37       $     1.59
       Discontinued operations                                             0.02             5.81             0.31
-----------------------------------------------------------------------------------------------------------------
Net income                                                           $     1.86       $     7.18       $     1.90
-----------------------------------------------------------------------------------------------------------------
    Diluted:
       Continuing operations                                         $     1.83       $     1.36       $     1.58
       Discontinued operations                                             0.02             5.77             0.31
-----------------------------------------------------------------------------------------------------------------
Net income                                                           $     1.85       $     7.13       $     1.89
-----------------------------------------------------------------------------------------------------------------

13       OTHER INFORMATION

Compensation and other accrued liabilities related to continuing operations consist of the following:

-----------------------------------------------------------------------------------------------------------------
                                                                                              September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                                               2002            2001
-----------------------------------------------------------------------------------------------------------------

Compensation                                                                           $  17,552      $   13,525
Retirement and stock purchase plans                                                        7,849           4,615
Interest                                                                                   1,075           5,537
Other                                                                                      6,115           3,371
-----------------------------------------------------------------------------------------------------------------
                                                                                       $  32,591      $   27,048
-----------------------------------------------------------------------------------------------------------------

Cash flow information is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended September 30
-----------------------------------------------------------------------------------------------------------------
(Thousands)                                                               2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
Cash payments for:
    Interest, net of capitalized interest of
       $1,389 in 2000                                                 $  18,881       $   13,025       $    5,783
    Income taxes                                                         65,485          165,028           42,345
Program rights acquired by issuing long-term contracts                       -                 -            7,794
Capital expenditures related to discontinued operations                     150               68            7,360
-----------------------------------------------------------------------------------------------------------------

14   VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying account information related to continuing operations is as follows:

------------------------------------------------------------------------------------------------------------------
                                     Balance,         Additions        Reserves of
                                    Beginning        Charged to         Businesses      Deductions    Balance, End
(Thousands)                          of Year           Income        Acquired or Sold  from Reserves     of Year
------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
    DOUBTFUL ACCOUNTS

Year ended September 30:
   2002                             $ 4,328            $ 2,728           $ 2,396          $ 3,417         $ 6,035
   2001                               3,244              4,160               -              3,076           4,328
   2000                               3,257              3,153               -              3,166           3,244

ALLOWANCE FOR
    LOSSES ON LOANS

Year ended September 30:
   2002                             $ 2,522           $    188           $    -            $   -          $ 2,710
   2001                                 -                2,522                -                -            2,522
------------------------------------------------------------------------------------------------------------------

15  RELATED PARTY TRANSACTIONS

In 2002, the Company accrued a $1,000,000 contribution to Lee Foundation, the directors of which are officers of the Company. Lee Foundation supports capital and other projects of not for profit organizations in the communities in which newspapers and other publications of the Company are located.

16  COMMITMENTS

In 2002, the Company entered into a four-year contract for the annual purchase of 45,000 metric tonnes of newsprint, at market prices, from a single supplier. The commitment represents approximately one-third of the Company's annual volume, inclusive of MNI. The commitment is reduced to the extent it exceeds 75% of the Company's annual usage. The Company has other newsprint commitments, both formal and informal, for lesser amounts, with other suppliers.

17  Impact of Recently Issued Accounting Standards

In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Statement 146 will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18  QUARTERLY FINANCIAL DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                    Quarter
----------------------------------------------------------------------------------------------------------------------
(Thousands, Except Per Common Share Data)                      1st             2nd           3rd            4th
----------------------------------------------------------------------------------------------------------------------

2002                                                             (1)             (1)           (1)

Operating revenue                                         $  107,360      $  96,507     $ 159,547       $ 162,482
Income from continuing operations                             18,037         13,226        30,756          19,010
Income (loss) from discontinued operations                       (37)          (102)        1,332            (247)

Net income                                                    18,000         13,124        32,088          18,763
----------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic:
       Income from continuing operations                  $     0.41      $    0.30     $    0.70      $     0.43
       Income from discontinued operations                        -               -          0.03           (0.01)
----------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.41      $    0.30     $    0.73      $     0.42
---------------------------------------------------------------------------------------------------------------------

   Diluted:
       Income from continuing operations                  $     0.41      $    0.30     $    0.69      $     0.43
       Income from discontinued operations                        -               -          0.03           (0.01)
----------------------------------------------------------------------------------------------------------------------
Net income                                                $     0.41      $    0.30     $    0.72      $     0.42
----------------------------------------------------------------------------------------------------------------------

2001                                                             (1)             (1)           (1)             (1)

Operating revenue                                         $  114,429      $  99,226     $ 107,684      $  105,627
Income from continuing operations                             21,052         13,282        15,797           9,698
Income (loss) from discontinued operations                   250,850           (226)          (95)          3,870
Net income                                                   271,902         13,056        15,702          13,568
----------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic:
      Income from continuing operations                   $    0.48       $    0.30     $    0.36      $     0.23
      Income from discontinued operations                      5.75               -            -             0.06
----------------------------------------------------------------------------------------------------------------------
Net income                                                $    6.23       $    0.30     $    0.36      $     0.29
----------------------------------------------------------------------------------------------------------------------
   Diluted:
      Income from continuing operations                   $    0.48       $    0.30     $    0.36      $     0.22
      Income from discontinued operations                      5.71               -            -             0.06
----------------------------------------------------------------------------------------------------------------------
Net income                                                $    6.19       $    0.30     $    0.36      $     0.28
----------------------------------------------------------------------------------------------------------------------

(1) In the third and fourth quarters of 2002 the Company reclassified the results of its Flathead group of weekly newspapers and Ashland, Oregon daily newspaper, respectively, to discontinued operations. See Note 3.

Deloitte
& Touche



INDEPENDENT AUDITORS' REPORT


To the Stockholders
Lee Enterprises, Incorporated
 and subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated balance sheet of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche, LLP
---------------------------

Davenport, Iowa
November 7, 2002

McGladrey & Pullen
Certified Public Accountants



INDEPENDENT AUDITOR'S REPORT


To the Stockholders
Lee Enterprises, Incorporated
 and subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated balance sheet of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2001 and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
------------------------------

Davenport, Iowa
November 9, 2001

Lee Enterprises





REPORT OF MANAGEMENT




The management of Lee Enterprises, Incorporated is responsible for the preparation and integrity of all financial statements and other information contained in this Annual Report on Form 10-K. We rely on a system of internal financial and disclosure controls to meet the responsibility of providing accurate financial statements. These controls provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent auditors, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company's systems and procedures and performing such other audit tests as deemed necessary.

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



/s/ Mary E. Junck
------------------------------------------------------
Mary E. Junck
Chairman, President and Chief Executive Officer


/s/ Carl G. Schmidt
------------------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer

December 27, 2002

EXHIBIT 3.1
                             RESTATED CERTIFICATE OF
                                  INCORPORATION
                                       OF
                          LEE ENTERPRISES, INCORPORATED

                            (as of November 14, 2002)


     Lee Enterprises, Incorporated, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, whose original certificate of incorporation of the Corporation was filed in the office of the Secretary of State on September 22, 1950, adopts the following Restated Certificate of Incorporation:

     FIRST: The name of the Corporation (hereinafter referred to as the "Corporation") is and shall be:

                          LEE ENTERPRISES, INCORPORATED

     SECOND: The registered office of the Corporation in the State of Delaware is and shall be located at 229 South State Street, in the City of Dover, County of Kent. The name and address of its registered agent is Corporation Service Company, 2711 Centerville Road, Suite 400, Wilmington, DE 19808.

     THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

     FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is 90,500,000, consisting of 500,000 shares of Serial Convertible Preferred Stock, without par value, 60,000,000 shares of Common Stock, par value $2.00 per share ("Common Stock"), and 30,000,000 shares of Class B Common Stock, par value $2.00 per share ("Class B Common Stock").

     The following is a statement of the designations, preferences and rights, and the qualifications, limitations and restrictions thereof, in respect of the Common Stock and the Class B Common Stock and the Serial Convertible Preferred Stock, except such thereof as the Board of Directors is herein expressly authorized to fix.

                      COMMON STOCK AND CLASS B COMMON STOCK

     (A) The powers, preferences and rights of the Common Stock and Class B Common Stock, and the qualifications, limitations or restrictions thereof, shall be in all respects identical, except as otherwise required by law or expressly provided in this Restated Certificate of Incorporation.

     (B) At each annual or special meeting of stockholders, each holder of Common Stock shall be entitled to one (1) vote in person or by proxy for each share of Common Stock standing in his name on the stock transfer records of the Corporation and each holder of Class B Common Stock shall be entitled to ten
(10) votes in person or by proxy for each share of Class R Common Stock standing in his name on the stock transfer records of the Corporation. Except as set forth below, all actions submitted to a vote of stockholders shall be voted on by the holders of Common Stock and Class B Common Stock voting together as a single class. The holders of Common Stock and Class B Common Stock shall vote separately as classes with respect to amendments to this Restated Certificate of Incorporation that alter or change the powers, preferences or special rights of their respective classes of stock so as to affect them adversely, and with respect to such other matters as may require class votes under the General Corporation Law of the State of Delaware. The holders of all outstanding shares of capital stock of the Corporation entitled to vote shall vote together as a single class upon any proposal to authorize additional shares of Common Stock or Class B Common Stock, or upon any proposal to issue authorized but unissued shares of Class B Common Stock other than (i) pursuant to stock dividends, stock splits or (ii) issuances pursuant to the 1977 Employee Stock Purchase Plan for 1985-86 and the 1975 and 1982 Stock Option Plans respecting outstanding stock options for which shares of Class B Common Stock have been duly reserved for issuance on the record date for the initial distribution of shares of Class B Common Stock (the "Record Date").

     (C) If and when dividends on the Common Stock and Class B Common Stock are declared payable from time to time by the Board of Directors from funds legally available therefor, whether payable in cash, in property or in shares of stock of the Corporation, the holders of Common Stock and the holders of Class B Common Stock shall be entitled to share equally, share for share, in such dividends, except that, if dividends are declared than are payable in shares of Common Stock or Class B Common Stock, dividends shall be declared that are payable at the same rate on both classes of stock and the dividends payable in shares of Common Stock shall be payable to holders of that class of stock and the dividends payable in shares of Class B Common Stock shall be payable to holders of that class of stock. If the Corporation shall in any manner subdivide or combine the outstanding shares of Common Stock or Class B Common Stock, the outstanding shares of the other such class of stock shall be proportionally subdivided or combined in the same manner and on the same basis as the outstanding shares of Common Stock or Class B Common Stock, as the case may be, have been subdivided or combined.

     (D) (1) The holder of each outstanding share of Class B Common Stock shall have the right at any time, or from time to time, at such holder's option to convert such share into one fully paid and non-assessable share of Common Stock, on and subject to the terms and conditions hereinafter set forth.

     (2) In order to exercise his conversion privilege, the holder of any shares of Class B Common Stock to be converted shall present and surrender the certificate representing such shares during usual business hours at any office or agency of the Corporation maintained for the transfer of Class B Common Stock and shall deliver a written notice of the election of the holder to convert the shares represented by such certificate or any portion thereof specified in such notice. Such notice shall also state the name or names (with address) in which the certificate or certificates for shares of Common Stock which shall be issuable on such conversion shall be issued. If so required by the Corporation, any certificate for shares surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder of such shares or his duly authorized representative. Each conversion of shares of Class B Common Stock shall be deemed to have been effected on the date (the "conversion date") on which the certificate or certificates representing such shares shall have been surrendered and such notice and any required instruments of transfer shall have been received as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable on such conversion shall be deemed to have become immediately prior to the close of business on the conversion date the holder or holders of record of the shares of Common Stock represented thereby.

     (3) As promptly as practicable after the presentation and surrender for conversion, as herein provided, of any certificate for shares of Class B Common Stock, the Corporation shall issue and deliver at such office or agency, to or upon the written order of the holder thereof, certificates for the number of shares of Common Stock issuable upon such conversion. In case any certificate for shares of Class B Common Stock shall be surrendered for conversion of a part only of the shares represented thereby, the Corporation shall deliver at such office or agency, to or upon the written order of the holder thereof, a certificate or certificates for the number of shares of Class B Common Stock represented by such surrendered certificate, which are not being converted. The issuance of certificates for shares of Common Stock issuable upon the conversion of shares of Class B Common Stock shall be made without charge to the converting holder for any tax imposed on the Corporation in respect of the issue thereof. The Corporation shall not, however, be required to pay any tax which may be payable with respect to any transfer involved in the issue and delivery of any certificate in a name other than that of the holder of the shares being converted, and the Corporation shall not be required to issue or deliver any such certificate unless and until the person requesting the issue thereof shall have paid to the Corporation the amount of such tax or has established to the satisfaction of the Corporation that such tax has been paid.

     (4) Upon any conversion of shares of Class B Common Stock into shares of Common Stock pursuant hereto, no adjustment with respect to dividends shall be made; only those dividends shall be payable on the shares so converted as may be declared and may be payable to holders of record of shares of Class B Common Stock on a date prior to the conversion date with respect to the shares so converted; and only those dividends shall be payable on shares of Common Stock issued upon such conversion as may be declared and may be payable to holders of record of shares of Common Stock on or after such conversion date.

     (5) In case of any consolidation or merger of the Corporation as a result of which the holders of Common Stock shall be entitled to receive stock, other securities or other property with respect to or in exchange for Common Stock or in case of any sale or conveyance of all or substantially all of the property or business of the Corporation as an entirety, a holder of a share of Class B Common Stock shall have the right thereafter, so long as the conversion right hereunder shall exist, to convert such share into the kind and amount of shares of stock and other securities and properties receivable upon such consolidation, merger, sale or conveyance by a holder of one share of Common Stock and shall have no other conversion rights with regard to such share. The provisions of this subparagraph (5) shall similarly apply to successive consolidations, mergers, sales or conveyances.

     (6) All shares of Class B Common Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall thereupon cease and terminate, except only the right of the holders thereof, subject to the provisions of subparagraph (3) of this subdivision (D), to receive shares of Common Stock in exchange therefor.

     (7) Such number of shares of Common Stock as may from time to time be required for such purpose shall be reserved for issuance upon conversion of outstanding shares of Class B Common Stock.

     (E) (1) No person holding shares of Class B Common Stock (hereinafter called a "Class B Holder") may transfer, and the Corporation shall not register the transfer of, such shares of Class B Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee of such Class B Holder, which term shall have the following meanings:

          (a) In the case of a Class B Holder who is a natural person and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means (A) the spouse of such Class B Holder, (B) a lineal descendant of a great grandparent of such Class B Holder or a spouse of any such lineal descendant, (C) the trustee of a trust (including a voting trust) for the benefit of one or more Class B Holders, other lineal descendants of a great grandparent of such Class B Holder, the spouse of such Class B Holder, the spouses of such other lineal descendants and an organization contributions to which are deductible for federal income, estate or gift tax purposes (hereinafter called a "Charitable Organization"), and for the benefit of no other person, provided that such trust may grant a general or special power of appointment to the spouse of such Class B Holder, any lineal descendant of such Class B Holder or the spouse of any such lineal descendant, and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or the estate of such Class B Holder payable by reason of the death of such Class B Holder and provided that such trust prohibits transfer of shares of Class B Common Stock to persons other than Permitted Transferees, as defined in clause (b) below, (D) a Charitable Organization established by such Class B Holder, such Class B Holder's spouse, a lineal descendant of a great grandparent of such Class B Holder, a spouse of any such lineal descendant, the Corporation or employees or former employees of the Corporation, and (E) a corporation all the outstanding capital stock of which is owned by, or a partnership all the partners of which are, one or more of such Class B Holders, other lineal descendants of a great grandparent of such Class B Holder or a spouse of any such lineal descendant, and the spouse of such Class B Holder, provided that if any share of capital stock of such a corporation (or of any survivor of a merger or consolidation of such a corporation), or any partnership interest in such a partnership, is acquired by any person who is not within such class of persons, all shares of Class B Common Stock then held by such corporation or partnership, as the case may be, shall be deemed without further act to be converted into shares of Common Stock, and stock certificates formerly representing such shares of Class B Common Stock shall thereupon and thereafter be deemed to represent the like number of shares of Common Stock.

          (b) In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust other than a trust described in clause (c) below, "Permitted Transferee" means (A) the person who established such trust and (B) a Permitted Transferee of such person determined pursuant to clause (a) above.

          (c) In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust which was irrevocable on the Record Date, for determining the persons to whom the Class B Common Stock is first issuable by the Corporation "Permitted Transferee" means any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such trust whether by power of appointment or otherwise or any "Permitted Transferee" of such person determined pursuant to clause (a), (b), (d), (e) or (f) hereof, as the case may be.

          (d) In the case of a Class B Holder who is the record (but not beneficial) owner of the shares of Class B Common Stock subject to said proposed transfer as nominee for the person who was the beneficial owner thereof on the Record Date, "Permitted Transferee" means such beneficial owner and a Permitted Transferee of such beneficial owner determined pursuant to clause (a), (b), (c), (e) or (f) hereof, as the case may be.

          (e) In the case of a Class B Holder which is a partnership and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any partner of such partnership or any "Permitted Transferee" of such partner determined pursuant to clause (a), (b), (c), (d) or (f) hereof, as the case may be.

          (f) In the case of a Class B Holder which is a corporation (other than a Charitable Organization described in subclause (D) of clause (a) above) and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any stockholder of such corporation receiving shares of Class B Common Stock through a dividend or through a distribution made upon liquidation of such corporation and the survivor of a merger or consolidation of such corporation or any "Permitted Transferee" of such stockholder determined pursuant to clause (a), (b), (c), (d) or (e) hereof, as the case may be.

          (g) In the case of a Class B Holder which is the estate of a deceased Class B Holder, or which is the estate of a bankrupt or insolvent Class B Holder, and provided such deceased, bankrupt or insolvent Class B Holder, as the case may be, was the record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means a Permitted Transferee of such deceased, bankrupt or insolvent Class B Holder as determined pursuant to clauses (a), (e), or (f) above, as the case may be.

     (2) Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Common Stock to a pledges pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledges, provided that such shares shall not be transferred to or registered in the name of the pledgee and shall remain subject to the provisions of this subdivision (E). In the event of foreclosure or other similar action by the pledges, such pledged shares of Class B Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Common Stock, as the pledges may elect.

     (3) For purposes of this subdivision (E):

               (a) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

               (b) Each joint owner of shares of Class B Common Stock shall be considered a "Class B Holder" of such shares.

               (c) A minor for whom shares of Class B Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class B Holder of such shares.

               (d) Unless otherwise specified, the term "person" means both natural persons and legal entities.

     (4) Any purported transfer of shares of Class B Common Stock not permitted hereunder shall result in the conversion of the transferee's shares of Class B Common Stock into shares of Common Stock, effective on the date of such purported transfer. The Corporation may, as a condition to the transfer or the registration of transfer of shares of Class B Common Stock to a purported Permitted Transferee, require the furnishing of such affidavits or other proof as it deems necessary to establish that such transferee is a Permitted Transferee.

     (F) (1) Shares of Class B Common Stock shall be registered in the name(s) of the beneficial owner(s) thereof (as hereafter defined) and not in "street" or "nominee" names; provided, however, certificates representing shares of Class B Common Stock issued as a stock dividend on the Corporation's then outstanding Common Stock may be registered in the same name and manner as the certificates representing the shares of Common Stock with respect to which the shares of Class B Common Stock were issued. For the purposes of this subdivision (F), the term "beneficial owner(s)" of any shares of Class B Common Stock shall mean the person or persons who possess the power to dispose, or to direct the disposition, of such shares.

     (2) The Corporation shall note on the certificates representing the shares of Class B Common Stock that there are restrictions on transfer and registration of transfer imposed by subdivision (E) and this subdivision (F).

     (G) Except as otherwise provided in subdivisions (B) and (C) above and except for shares of Class B Common Stock duly reserved for issuance as of the record date for the distribution of shares of Class B Common Stock, the Corporation shall not issue additional shares of Class B Common Stock after the date shares of Class B Common Stock are first issued by the Corporation. All shares of Class B Common Stock surrendered for conversion shall resume the status of authorized but unissued shares of Class B Common Stock.

     (H) If at any time following the initial issuance of shares of Class B Common Stock the number of outstanding shares of Class B Common Stock as reflected on the stock transfer books of the Company is less than 2,800,000 (as adjusted for any stock splits, combinations or stock dividends effected after the record date for the initial distribution of shares of Class B Common Stock), then the outstanding shares of Class B Common Stock shall be deemed without further act to be converted into shares of Common Stock, and stock certificates formerly representing outstanding shares of Class B Common Stock shall thereupon and thereafter be deemed to represent a like number of shares of Common Stock, and any outstanding right to receive Class B Common Stock shall automatically become the right to receive a like number of shares of Common Stock.

     (I) The Common Stock and Class B Common Stock are subject to all the powers, rights, privileges, preferences and priorities of the Serial Convertible Preferred Stock as may be stated herein and as shall be stated and expressed in any resolution or resolutions adopted by the Board of Directors pursuant to authority expressly granted to and vested in it by the provisions of this Article FOURTH.

                                 PREFERRED STOCK

     (A) The Board of Directors is hereby empowered to cause the shares of Serial Convertible Preferred Stock to be issued in one or more series from time to time. Each series shall be designated by the Board of Directors so as to distinguish the shares thereof from the shares of all other series. All shares of the Serial Convertible Preferred Stock of all series shall be of equal rank and all shares of any particular series shall be identical except as to the date or dates from which dividends thereon shall be cumulative as provided in subdivision (B) hereof. The shares of Serial Convertible Preferred Stock of different series, subject to any applicable provision of law, may vary as to the following designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, which the Board of Directors is expressly authorized to fix, in the case of each such series, at any time prior to the issuance of the shares thereof: (1) the annual dividend rate for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend for such series shall be cumulative; (2) the redemption price or prices for the particular series; (3) the terms and amount of any sinking fund provided for the purchase or redemption of shares of the particular series; and (4) the conversion (which shall be into Common Stock and not into Class B Common Stock), participating or other special rights, and the qualifications, limitations or restrictions thereof, if any, of the particular series.

     (B) The holders of each series of the Serial Convertible Preferred Stock at the time outstanding shall be entitled to receive, but only when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, dividends at the annual rate for the particular series fixed therefor as herein provided, payable quarterly on the 1st day of January, April, July and October in each year, to stockholders of record on the respective dates, not exceeding 50 days preceding such dividend payment dates, fixed for the purpose by the Board of Directors in advance of the payment of the respective dividends. No dividend shall be declared on any series of the Serial Convertible Preferred Stock in respect of any quarter-yearly dividend period unless there shall likewise be declared on all shares of all series of the Serial Convertible Preferred Stock at the time outstanding, like proportionate dividends, ratably, in proportion to the annual dividend rates fixed therefor in respect of the same quarter-yearly dividend period, to the extent that such shares are entitled to receive such dividend for such quarter-yearly dividend period. The dividends on shares of all series of the Serial Convertible Preferred Stock shall be cumulative. In the case of all shares of each particular series, the dividends on shares of such series shall be cumulative: (1) if issued prior to the record date for the first dividend on the shares of such series, then from the date for the particular series fixed therefor by the Board of Directors at any time prior to the issuance of shares of the particular series; (2) if issued during the period commencing on a record date for a dividend and terminating at the close of the payment date for such dividend, then from such dividend payment date; and
(3) otherwise from the quarter-yearly dividend payment date next preceding the date of issue of such shares, so that unless dividends on all outstanding shares of each series of the Serial Convertible Preferred Stock, at the annual dividend rate and from the dates for accumulation thereof fixed as herein provided shall have been paid or declared and set aside for payment for all past quarter-yearly dividend periods, but without interest on cumulative dividends, no dividends shall be paid or declared and no other distribution shall be made on the Common Stock or Class B Common Stock and no Common Stock or Class B Common Stock shall be purchased or otherwise acquired for value by the Corporation. The holders of the Serial Convertible Preferred Stock of any series shall not be entitled to receive any dividends thereon other than the dividends referred to in this subdivision (B).

     (C) The Corporation, by action of its Board of Directors, may redeem the whole or any part of any series of the Serial Convertible Preferred Stock, at any time or from time to time, by paying in cash the redemption price of the shares of the particular series fixed therefor as herein provided, together with a sum in the case of each share of each series so to be redeemed, computed at the annual dividend rate for the series of which the particular share is a part from the date from which dividends on such share became cumulative to the date fixed for such redemption, less the aggregate of the dividends theretofore or on such redemption date paid thereon. At least 30 days' and not more than 90 days' notice of every such redemption shall be mailed to the holders of record of the shares of the Serial Convertible Preferred Stock so to be redeemed, at their respective addresses as the same shall appear on the books of the Corporation; but no failure to mail such notice nor any defect therein or in the mailing thereof shall affect the validity of the proceedings for the redemption of any shares of the Serial Convertible Preferred Stock so to be redeemed. In case of the redemption of a part only of any series of the Serial Convertible Preferred Stock at the time outstanding, the Corporation shall select by lot or in such other manner as the Board of Directors may determine, the shares so to be redeemed. The Board of Directors shall have full power and authority, subject to the limitations and provisions herein contained, to prescribe the manner in which and the terms and conditions upon which the shares of the Serial Convertible Preferred Stock shall be redeemed from time to time. If such notice of redemption shall have been duly given, and if on or before the redemption date specified in such notice all funds necessary for such redemption shall have been set aside by the Corporation, separate and apart from its other funds, in trust for the account of the holders of the shares to be redeemed, so as to be and continue to be available therefor, then, notwithstanding that any certificate for such shares so called for redemption shall not have been surrendered for cancellation, from and after the date fixed for redemption, the shares represented thereby shall no longer be deemed outstanding, the right to receive dividends thereon shall cease to accrue and all rights with respect to such shares so called for redemption shall forthwith on such redemption date cease and terminate, except only the right of the holders thereof to receive, out of the funds so set aside in trust, the amount payable upon redemption thereof, without interest; provided, however, that the Corporation may at any time prior to the redemption date specified in such notice, deposit in trust, for the account of the holders of the shares to be redeemed, funds necessary for such redemption with a bank or trust company in good standing, organized under the laws of the State of Iowa or the State of Illinois or of the United States of America, doing business in the City of Davenport, Iowa, or the City of Chicago, Illinois, having capital, surplus and undivided profits aggregating at least $500,000, designated in such notice of redemption, and, upon such deposit in trust, all shares with respect to which such deposit shall have been made shall no longer be deemed to be outstanding, and all rights with respect to such shares shall forthwith cease and terminate, except only the right of the holders thereof to receive, out of the funds so deposited in trust, from and after the date of such deposit, the amount payable upon the redemption thereof, without interest. Nothing herein contained shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of the Serial Convertible Preferred Stock.

     (D) Before any amount shall be paid to or any assets distributed among the holders of Common Stock or Class B Common Stock upon any liquidation, dissolution or winding up of the Corporation, and after paying or providing for the payment of all creditors of the Corporation, the holders of each series of Serial Convertible Preferred Stock at the time outstanding shall be entitled to be paid in cash the amount for the particular series fixed therefor as herein provided, together with a sum in the case of each such share of each series, computed at the annual dividend rate for the series of which the particular share is apart, from the date from which dividends on such share became cumulative to the date fixed for the payment of such distributive amount, less the aggregate of the dividends theretofore or on such date paid thereon; but no payments on account of such distributive amounts shall be made to the holders of any series of the Serial Convertible Preferred Stock unless there shall likewise be paid at the same time to the holders of each other series of the Serial Convertible Preferred Stock at the time outstanding like proportionate distributive amounts, ratably, in proportion to the full distributive amounts to which they are respectively entitled as herein provided. The holders of Serial Convertible Preferred Stock of any series shall not be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Corporation other than the amounts referred to in this subdivision (D). Neither the consolidation or merger of the Corporation with any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     (E) Whenever the full dividends on all series of the Serial Convertible Preferred Stock at the time outstanding for all past quarter-yearly dividend periods shall have been paid or declared and set apart for payment, then such dividends (payable in cash or Common Stock or Class B Common Stock, as the case may be), as may be determined by the Board of Directors, may be declared and paid on the Common Stock and Class B Common Stock but only out of funds legally available for the payment of dividends.

     (F) In the event of any liquidation, dissolution or winding up of the Corporation, all assets and funds of the Corporation remaining after paying or providing for the payment of all creditors of the Corporation and after paying or providing for the payment to the holders of shares of all series of the Serial Convertible Preferred Stock of the preferential amount specified in subdivision (D) hereof to which they are respectively entitled, shall be divided among and paid to the holders of the Common Stock and Class B Common Stock according to their respective rights and interests.

     (G) (1) So long as any shares of the Serial Convertible Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose) of the holders of at least two-thirds of the total number of shares of the Serial Convertible Preferred Stock of all series then outstanding:

          (a) Create or authorize any class of stock ranking prior to the Serial Convertible Preferred Stock, or create or authorize any obligation or security convertible into shares of stock of any such class; or

          (b) Amend, alter, change or repeal any of the express terms of the Serial Convertible Preferred Stock or of any series of the Serial Convertible Preferred Stock then outstanding in a manner prejudicial to the holders thereof; provided, however, that if any such amendment, alteration, change or repeal would be prejudicial to the holders of one or more, but not all, of the series of the Serial Convertible Preferred Stock at the time outstanding, only such consent of the holders of two-thirds of the total number of shares of all series so affected shall be required; or

          (c)  Issue  any  shares  of  any  series  of  the  Serial  Convertible
               Preferred Stock unless the net earnings of the Corporation (calculated in accordance with the accounting principles followed by the Corporation during the period for which such net earnings are calculated) available for the payment of dividends on the Serial Convertible Preferred Stock for any twelve consecutive calendar months within the fifteen calendar months immediately preceding the calendar month within which such additional shares of stock shall be issued, shall have been at least two times the dividend requirements for a twelve months' period upon the entire amount of the Serial Convertible Preferred Stock to be outstanding immediately after such issue (including the shares proposed to be issued but not including any shares proposed to be redeemed or otherwise retired in connection with such issue).

     (2) So long as any shares of the Serial Convertible Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose) of the holders of a majority of the total number of shares of the Serial Convertible Preferred Stock of all series then outstanding increase the total authorized amount of the Serial Convertible Preferred Stock of all series.

     (3) Provided that the consent of the holders of the Serial Convertible Preferred Stock (or of any series thereof) required by the provisions of subparagraphs (1) and (2) of this subdivision (G), if any such consent be so required, shall have been obtained, the Corporation may create or authorize any class of stock ranking prior to or on a parity with or subordinate to the Serial Convertible Preferred Stock or may increase the total authorized amount of the Serial Convertible Preferred Stock or of any other class of stock of the Corporation or may amend, alter, change or repeal any of the rights, privileges, terms and conditions of the Serial Convertible Preferred Stock or of any series of the Serial Convertible Preferred Stock then outstanding upon the vote, given at a meeting called for that purpose, of the holders of a majority of the total number of shares of stock of the Corporation then outstanding and entitled to vote thereon.

     (H) Each share of Serial Convertible Preferred Stock of any series may, at the option of the holder thereof, be converted into Common Stock at any time prior to the close of business on the 10th day preceding the date fixed for redemption thereof into the number of shares of Common Stock designated by the Board of Directors at the time of authorization of such series, subject to the following terms and conditions:

     (1) No adjustment of dividends will be made upon the exercise of the conversion privilege.

     (2) In case the Corporation shall at any time or from time to time subdivide the outstanding shares of Common Stock into a greater number of shares or pay a dividend thereon in Common Stock, or combine the outstanding shares of Common Stock into a smaller number of shares, then with respect to each such subdivision or Common Stock dividend the number of shares of Common Stock deliverable upon the conversion of each share of Serial Convertible Preferred Stock shall be increased proportionately and with respect to each such combination shall be decreased proportionately.

     (3) In case the Corporation shall offer to the holders of Common Stock any right to subscribe for stock or other securities of the Corporation, the holders of each series of Serial Convertible Preferred Stock outstanding as of the date the record is taken of the holders of Common Stock entitled to receive such rights, shall be entitled to subscribe for and purchase at the same price at which such stock or securities are offered to the holders of Common Stock, and upon the same terms, the number of shares of such stock or the amount of such securities for which they would have been entitled to subscribe if they had been holders of record of the number of shares of Common Stock into which their Serial Convertible Preferred Stock was convertible on such record date.

     (4) If during any fiscal year the Board of Directors shall declare cash dividends on the Common Stock in excess of the amount of dividends declared during such year on any series of the Serial Convertible Preferred Stock, then the Corporation shall give notice of the amount of such excess dividend to all holders of such series of Serial Convertible Preferred Stock at least 20 days prior to the record date for determination of shareholders entitled to such dividend. Such notice shall be given by mailing a copy thereof to each holder of record of such series of Serial Convertible Preferred Stock at his address last appearing on the books of the Corporation and shall be deemed to have been given when mailed.

     (5) So long as any of the Serial Convertible Preferred Stock remains outstanding, no reorganization of the Corporation and no consolidation of the Corporation and no consolidation or merger thereof with or into any other corporation or corporations and no conveyance of all or substantially all of its properties and business, as an entity, to any other corporation, shall be made, unless as part of such reorganization, consolidation, merger or conveyance, arrangements shall be made whereby the holders of each series of Serial Convertible Preferred Stock then outstanding shall thereafter be entitled to convert such Serial Convertible Preferred Stock into any stock or securities given in exchange for Common Stock of the Corporation on such reorganization, or in connection with such consolidation, merger or conveyance, in such amounts as would at the time have been given in exchange for the Common Stock then issuable upon conversion of such Serial Convertible Preferred Stock.

     (6) Whenever any shares of Serial Convertible Preferred Stock shall be redeemed or converted into Common Stock, such shares shall be restored to the status of unissued shares of Serial Convertible Preferred Stock and the number of authorized shares of Serial Convertible Preferred Stock shall not be reduced as a result thereof.

     (I) Subject to the provisions of Subdivision (J) hereof, every holder of the Serial Convertible Preferred Stock and every holder of the Common Stock shall have one vote, and every holder of Class B Common Stock shall have ten votes, for each share of stock held by him for the election of directors and upon all other matters.

     (J) (1) No more than twenty per cent (20%) of the outstanding shares of stock of the Corporation shall at any time be owned or controlled, directly or indirectly, by or for the account of all aliens as a group (including the representatives, associates and affiliates thereof).

     (2) No more than twenty per cent (20%) of the outstanding shares of stock of the Corporation entitled to vote on any matter submitted to stockholders (including the election of directors) shall be voted, directly or indirectly, by or for the account of all aliens as a group (including the representatives, associates and affiliates thereof).

     (3) No alien (including the representatives, associates and affiliates thereof) shall be eligible to serve as a director of the Corporation.

                    For the purposes of this Subdivision (J):

               (a)  The term "alien" includes:

                    (i) all persons not citizens of the United States of America, without regard to residence;


                    (ii) All corporations  organized under laws other than those of the United States of America or the several States; and/or

                    (iii) all foreign governments.

               (b) The term "representative" means any person acting at the request or direction of, or in anticipation of benefit (economic or otherwise) from, the person specified, either directly or through one or more intermediaries.

               (c) The term "affiliate" includes any person who directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the person specified.

               (d) The term "associate" includes: (i) any person of which the person specified is an officer or partner or is, directly or indirectly, the beneficial owner of 10 per cent or more of any class or equity securities; (ii) any trust or other estate in which the specified person has a substantial beneficial interest or as to which the person specified serves as trustee or in a similar capacity, or (iii) any relative or spouse of the person specified or any relative of such spouse, who has the same home as the person specified or who is a director or officer of the person specified or any corporation which controls or is controlled by the person specified.

               (e) The term "control" means the possession directly or indirectly, of the power to direct or cause the direction of management, actions, decisions or policies of a person, whether through the ownership of voting securities, by contract or otherwise.

               (f)  The  term  "person"   includes  all  individuals  and  legal
                    entities (including corporations, partnerships, trusts and estates).

     The By-laws of the Corporation shall establish rules, regulations and procedures to assure compliance with and enforcement of this Subdivision (J).

     Each of the foregoing provisions (1, 2 and 3) is separate and severable. In the event of the unenforceability of any one or more of said provisions, all of the remaining provisions shall continue in full force and effect.

     FIFTH: For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders, it is further provided:

     (A) The election of directors need not be by ballot.

     (B) The Board of Directors is expressly authorized and empowered to make, alter, amend and repeal By-Laws, subject to the power of the stockholders to alter or repeal the By-Laws made by the Board of Directors.

     (C) Any officer elected or appointed by the stockholders or by the Board of Directors may be removed at any time in such manner as shall be provided in the By-Laws of the Corporation.

     (D) No person who is or was at any time a Director of the Corporation shall have any personal liability to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director; provided, however, that unless and except to the extent otherwise permitted from time to time by applicable law, the provisions of this Subdivision shall not eliminate or limit the liability of a Director (i) for any breach of the Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions by the Director which are not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, (iv) for any transaction from which the Director derived an improper personal benefit, or (v) for any act or omission occurring prior to the date this Subdivision becomes effective.

     (E) Notwithstanding the provisions of Section 228 of the Delaware General Corporation Law, no corporate action without a meeting of stockholders shall be taken by less than unanimous written consent of the stockholders of the Corporation.

     (F) Special meetings of the stockholders may be called by the Board of Directors or the Chairman of the Board.

     SIXTH: The number of Directors of the Corporation shall be such as from time to time shall be fixed by, or in the manner provided in, the By-Laws, but in no event less than three. The Directors shall be divided into three classes as nearly equal in number as possible, with the term of office of one class expiring each year. Each class of Directors shall be elected for a three year term. During the intervals between annual meetings of stockholders, any vacancy occurring in the Board of Directors caused by resignation, removal, death or incapacity, and any newly created directorships resulting from an increase in the number of Directors, shall be filled by a majority vote of the Directors then in office whether or not a quorum. Each Director chosen to fill a vacancy shall hold office for the unexpired term in respect of which such vacancy occurred. Each Director chosen to fill a newly created directorship shall hold office until the next election of the class for which such Director shall have been chosen. When the number of Directors is changed, any newly created directorships or any decrease in directorships shall be so apportioned among the classes as to make all classes as nearly equal in number as possible. Each Director shall serve until a successor shall have been duly elected and qualified, except in the event of resignation, removal, death or other incapacity. A Director may be removed from office at any time, but only for cause, by the affirmative vote of the holders of a majority of the outstanding shares of stock entitled to vote for the election of Directors at a meeting of the stockholders called for that purpose.

     SEVENTH: Any proposal that the Corporation (1) enter into a merger or consolidation with any person, or (2) sell, lease, transfer, exchange, mortgage, pledge or otherwise dispose of all or a substantial portion of its assets or business to any person, or (3) issue voting securities of the corporation in exchange or payment for the securities or assets of any person, or (4) be liquidated or dissolved, and any proposal, (5) that the stockholders increase or decrease the number of Directors of the corporation, however effectuated, shall require for approval the affirmative vote of the holders of not less than seventy-five per cent (75%) of the outstanding shares entitled to vote thereon. Provided, however, that the foregoing shall not apply to any such proposal which has been approved by the affirmative vote of not less than two-thirds of the Directors of the Corporation nor to any merger, consolidation or sale of assets or business or the issuance of voting securities between this corporation and another corporation fifty per cent (50%) or more of the voting stock of which is owned by this Corporation. For the purposes of this Article, the term "person" includes all individuals and other legal entities, including corporations, partnerships, trusts and estates.

     EIGHTH: The provisions set forth in Subdivision (J) of Article FOURTH and in Articles SIXTH and SEVENTH of this Certificate of Incorporation and this Article EIGHTH shall not be repealed or amended in any respect unless such repeal or amendment is approved by the affirmative vote of the holders of not less than seventy-five per cent (75%) of the outstanding shares of stock of the corporation entitled to vote thereon.

     NINTH: (A) The Board of Directors of the Corporation, when evaluating any offer of another party to (a) make a tender or exchange offer for any equity security of the Corporation, (b) merge or consolidate the Corporation with another corporation, or (c) purchase or otherwise acquire all or substantially all of the properties and assets of the Corporation, shall, in connection with the exercise of its judgment in determining what is in the best interests of the Corporation and its stockholders, give due consideration to all relevant factors, including without limitation the social and economic effects on the employees, customers, suppliers and other constituents of the Corporation and its subsidiaries and on the communities in which the Corporation and its subsidiaries operate or are located.

     (B) This Article shall not be repealed or amended in any respect unless such repeal or amendment is approved by the affirmative vote of the holders of not less than seventy-five per cent (75%) of the outstanding shares of stock of the Corporation entitled to vote thereon.

     TENTH: This Restated Certificate of Incorporation; (1) sets forth the provisions of the original Certificate of Incorporation of the Corporation as heretofore amended; (2) was duly adopted by the Board of Directors in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware; and (3) it only restates and integrates and does not further amend the provisions of the Corporation's Certificate of Incorporation as heretofore amended or supplemented, and that there is no discrepancy between those provisions and the Restated Certificate of Incorporation.

     IN WITNESS WHEREOF, Lee Enterprises, Incorporated has caused its corporate seal to be hereunto affixed and this Certificate to be signed by Mary E. Junck, its Chairman, President and Chief Executive Officer, and C. D. Waterman III, its Secretary, this 14th day of November, 2002.

                   LEE ENTERPRISES, INCORPORATED


                   By  /s/Mary E. Junck
                       Mary E. Junck, Chairman, President and
                       Chief Executive Officer


                   ATTEST:


                   By  /s/C. D. Waterman III
                       C. D. Waterman III, Secretary



STATE OF IOWA    )
                 ) SS:
COUNTY OF SCOTT  )

     BE IT REMEMBERED, that on this 14th day of November, 2002, personally came before me MARY E. JUNCK and C. D. WATERMAN III, Chairman, President and Chief Executive Officer and Secretary, respectively, of Lee Enterprises, Incorporated, a corporation of the State of Delaware, party to the foregoing instrument, known to me personally to be such, and acknowledged the said instrument to be their own act and deed and the act and deed of said Corporation; that the signatures of the Chairman, President and Chief Executive Officer and Secretary of said Corporation to said instrument are in the handwriting of said Chairman, President and Chief Executive Officer and Secretary of said Corporation, that the seal affixed is the common or corporate seal of said Corporation, and that the facts stated therein are true.

     GIVEN under my hand and seal of office the day and year aforesaid.


                                       /s/Debra S. Collins
                                       -----------------------------


My Commission Expires                  October 1, 2005
                                       Commission Number 144929

EXHIBIT 10.1a










Dear

I am pleased to inform you that you have been granted an Incentive Stock Option Award of __________ shares of Lee Enterprises, Incorporated Common Stock, $2.00 par value. You are receiving this award under the Company's 1990 Long-Term Incentive Plan (amended, restated and extended effective October 1, 1999), as presently written or later amended (the "Plan"), as outlined below.

SUMMARY OF AWARD
                              Granted To:
                                           SSN

                              Grant Date:
            Incentive Stock Option Award:
                  Option Price Per Share:  $         Total Cost to Exercise:  $
                         Expiration Date:

                 Vesting Schedule:         or 30% of the shares on ____________
                                           or 30% of the shares on ____________
                                           or 40% of the shares on ____________

LEE ENTERPRISES, INCORPORATED


By
        -------------------------------------------------------


By clicking on the "I agree" box at the top of this electronic mail message, I acknowledge receipt of this Restricted Stock Award as of the Grant Date above, which has been issued to me under the terms and conditions of the Plan and as stated in this letter agreement. I further acknowledge I can obtain the Prospectus, including the Plan at http://10.1.18/reference.html. I agree to all of the terms and conditions of this letter agreement and the Plan.

               If an "I Agree" box does not appear at the top of this signature, your consent may be acknowledged by inserting your name & date below and returning the agreement via e-mail to the sender

Signature:  __________________________________________ Date:  ______________

               Note: If there are any discrepancies in the name or address shown above, or if you are unable to access the Prospectus, please notify Connie Sehmann at (563) 383-2174.

                      SUMMARY OF ADDITIONAL TERMS OF AWARD


     1. Incentive Stock Option Award.

          (a) To the extent that this option is not exercised by you when it becomes initially exercisable, it will not expire but will be carried forward and will be exercisable at any time thereafter. However, this option will not be exercisable after the expiration of ten (10) years from the Grant Date and then this letter agreement will automatically terminate. Also, this option is subject to and must comply with such limitations as may be prescribed by Section 422(d) of the Internal Revenue Code of 1986, as from time to time amended, and any implementing regulations.

          (b) This option may be exercised in whole or from time to time in part, provided that no partial exercise may be for less than ten (10) full shares of the Company's Common Stock or its equivalent. You must give written notice of election to exercise this option in whole or in part to the Company. When you have exercised this option in full before ten (10) years from the Grant Date, then this letter agreement will automatically terminate. If the option is being exercised by any person other than you, the notice must be accompanied by proof, satisfactory to the Company, of the right of such person to exercise the option. Such notice must state the number of shares with respect to which the option is being exercised and must be accompanied with a check or draft payable to the Company for the amount of the purchase price. Upon receipt of the purchase price, the Company will instruct its transfer agent to countersign and deliver to you, or such other person exercising the option, a certificate for the number of shares purchased.

          (c) This option may not be transferable and may not be encumbered or disposed of in whole or in part during your lifetime. During your lifetime this option may be exercised only by you. Upon your death any rights to the extent exercisable on the date of death may be exercised by your estate or by a person who acquires the right to exercise this option by bequest or inheritance or by reason of your death, provided that such exercise occurs within the remaining effective term of the option.

          (d) On termination of your employment by reason of retirement under a retirement plan of the Company or any of its subsidiaries, you may at any time within a period of three (3) months after such termination exercise this option to the extent it was exercisable by you on the date of termination. As used in this option, "employment" means employment by the Company or any subsidiary of the Company as defined in Section 424(f) of the Internal Revenue Code, as from time to time amended, and any implementing regulations.

          (e) On termination of your employment by reason of permanent and total disability, as defined in Section 22(e)(3) of the Internal Revenue Code, as from time to time amended, and any implementing regulations, you may at any time within a period of twelve (12) months after such termination exercise this option to the extent it was exercisable by you on the date of termination.

          (f) On termination of your employment for any reason other than death, permanent and total disability or retirement, all rights to purchase shares under this option will automatically terminate on the thirtieth (30th) day after such cessation of employment.

          (g) This Incentive Stock Option Award includes the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If you pay all or part of the purchase price of the option with shares of the Company's Common Stock held by you for at least one (1) year, then upon exercise of the option you will be granted the additional option to purchase, at the price per share equal to the Fair Market Value at the date of that later grant, the number of shares of the Company's Common Stock equal to the number of whole shares of the Company's Common Stock used by you in payment of the purchase price and the number of whole shares of the Company's
     Common Stock, if any, withheld by the Company as payment for applicable withholding taxes. An AO may be exercised no earlier than one (1) year after its grant and no later than the date of expiration of this letter agreement.

          (h) This option is subject to the requirement that, at any time the Board of Directors determines, in its discretion, that the listing, registration or qualification of the shares subject to this option on any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this option or the issue or purchase of shares under this letter agreement, this option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions not acceptable to the Board of Directors.

          (i) If you are granted a leave of absence, the Company's Executive Compensation Committee (the "Committee") may agree to continue this option while you remain an employee of the Company or a subsidiary of the Company as it may deem equitable, except that in no event will the option be exercised after the expiration of ten (10) years from the Grant Date. Any provision for continuation of the exercise of an AO may not extend beyond the date of expiration of this letter agreement.

          (j) The Plan is incorporated in this letter agreement by reference and is made a part of this letter agreement as if fully set forth in this letter agreement. The Plan will control if there is a any conflict between the Plan and this letter agreement. Also, the Plan will control on such matters as are not contained in this letter agreement. Defined terms which are not given specific meaning in this letter agreement will have the meanings used in the Plan.

          (k) Any dispute or disagreement which will arise under, as a result of, or in any way relate to the interpretation or construction of this letter agreement will be determined by the Committee. Any such determination made under this letter agreement will be final, binding and conclusive for all purposes.

     2. Change in Present Stock. If any change in the outstanding shares of the Company's Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate change, or any distributions to common shareholders other than cash dividends occurs, the Committee will make such substitution or adjustment, if any, as it deems to be equitable (a) to accomplish fairly the purposes of the Plan, and (b) to preserve the intended benefits of the Plan to the Participants and the Company, as to the number or kind of shares of the Company's Common Stock or other securities issued or reserved for issuance under the Plan.

     3. Change in Control. In spite of any other provision of the Plan to the contrary, if a Change of Control, as defined in the Plan occurs, the restrictions and deferral limitations applicable to the Restricted Stock will lapse. The Restricted Stock will then become free of all restrictions and will be fully vested and transferable to the full extent of the original grant.

     4. Effect Upon Employment. Nothing contained in this letter agreement will restrict the right of the Company to terminate your employment at any time with or without cause.

     5. Notices. Each notice relating to this letter agreement will be in writing and delivered in person or by registered or certified mail, and if given to the Company, at its office, 215 N. Main Street, 400 Putnam Building, Davenport, Iowa, 52801, attention of the Vice President-Human Resources. Notices given to you or other person or persons then entitled to exercise this award will be given at your last address given to the Company. Either party may change the address to which such notices are to be given by notice in writing to the other in accordance with the terms of this letter agreement.

     6. Governing Law. This letter agreement is governed by the laws of the State of Delaware.

     7. Successors in Interest. This letter agreement will inure to the benefit of and be binding on each successor and assign of the Company and your heirs, legatees and legal representatives.

EXHIBIT 10.1a






Dear

I am pleased to inform you that you have been granted an Non-Qualified Stock Option Award of ________ shares of Lee Enterprises, Incorporated Common Stock, $2.00 par value. You are receiving this award under the 1990 Long-Term Incentive Plan of the Company (amended, restated and extended effective October 1, 1999), as presently written or later amended (the "Plan"), as outlined below.

                              Granted To:
                                           SSN

                              Grant Date:
        Non Qualified Stock Option Award:
                  Option Price Per Share:  $       Total Cost to Exercise:  $
                         Expiration Date:

                        Vesting Schedule:   or 30% of the shares on ____________
                                            or 30% of the shares on ____________
                                            or 40% of the shares on ____________

LEE ENTERPRISES, INCORPORATED


By
        ----------------------------------------------------


By clicking on the "I agree" box at the top of this electronic mail message, I acknowledge receipt of this Restricted Stock Award as of the Grant Date above, which has been issued to me under the terms and conditions of the Plan and as stated in this letter agreement. I further acknowledge I can obtain the Prospectus, including the Plan at http://10.1.18/reference.html. I agree to all of the terms and conditions of this letter agreement and the Plan.

               If an "I Agree" box does not appear at the top of this signature, your consent may be acknowledged by inserting your name & date below and returning the agreement via e-mail to the sender Note:

Signature:  ___________________________________    Date:  ___________________

               If there are any discrepancies in the name or address shown above, or if you are unable to access the Prospectus, please notify Connie Sehmann at (563) 383-2174.

                      SUMMARY OF ADDITIONAL TERMS OF AWARD

     1. Non-Qualified Stock Option Award.

          (a) To the extent that this option is not exercised by you when it becomes initially exercisable, it will not expire but will be carried forward and will be exercisable at any time thereafter. However, this option will not be exercisable after the expiration of ten (10) years from the Grant Date and then this letter agreement will automatically terminate. Also, this option is subject to and must comply with such limitations as may be prescribed by Section 422(d) of the Internal Revenue Code of 1986, as from time to time amended, and any implementing regulations.

          (b) This option may be exercised in whole or from time to time in part, provided that no partial exercise may be for less than ten (10) full shares of the Company's Common Stock or its equivalent. You must give written notice of election to exercise this option in whole or in part to the Company. When you have exercised this option in full before ten (10) years from the Grant Date, then this letter agreement will automatically terminate. If the option is being exercised by any person other than you, the notice must be accompanied by proof, satisfactory to the Company, of the right of such person to exercise the option. Such notice must state the number of shares with respect to which the option is being exercised and must be accompanied with a check or draft payable to the Company for the amount of the purchase price. Upon receipt of the purchase price, the Company will instruct its transfer agent to countersign and deliver to you, or such other person exercising the option, a certificate for the number of shares purchased.

          (c) This option may not be transferable and may not be encumbered or disposed of in whole or in part during your lifetime. During your lifetime this option may be exercised only by you. Upon your death any rights to the extent exercisable on the date of death may be exercised by your estate or by a person who acquires the right to exercise this option by bequest or inheritance or by reason of your death, provided that such exercise occurs within the remaining effective term of the option.

          (d) On termination of your employment by reason of retirement under a retirement plan of the Company or any of its subsidiaries, you may at any time within a period of three (3) months after such termination exercise this option to the extent it was exercisable by you on the date of termination. As used in this option, "employment" means employment by the Company or any subsidiary of the Company as defined in Section 424(f) of the Internal Revenue Code, as from time to time amended, and any implementing regulations.

          (e) On termination of your employment by reason of permanent and total disability, as defined in Section 22(e)(3) of the Internal Revenue Code, as from time to time amended, and any implementing regulations, you may at any time within a period of twelve (12) months after such termination exercise this option to the extent it was exercisable by you on the date of termination.

          (f) On termination of your employment for any reason other than death, permanent and total disability or retirement, all rights to purchase shares under this option will automatically terminate on the thirtieth (30th) day after such cessation of employment.

          (g) This Non-Qualified Stock Option Award includes the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If you pay all or part of the purchase price of the option with shares of the Company's Common Stock held by you for at least one (1) year, then upon exercise of the option you will be granted the additional option to purchase, at the price per share equal to the Fair Market Value at the date of that later grant, the number of shares of the Company's Common Stock equal to the number of whole shares of the Company's Common Stock used by you in payment of the purchase price and the number of whole shares of the Company's Common Stock, if any, withheld by the Company as payment for applicable withholding taxes. An AO may be exercised no earlier than one
     (1) year after its grant and no later than the date of expiration of this letter agreement.

          (h) This option is subject to the requirement that, at any time the Board of Directors determines, in its discretion, that the listing, registration or qualification of the shares subject to this option on any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this option or the issue or purchase of shares under this letter agreement, this option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions not acceptable to the Board of Directors.

          (i) If you are granted a leave of absence, the Company's Executive Compensation Committee (the "Committee") may agree to continue this option while you remain an employee of the Company or a subsidiary of the Company as it may deem equitable, except that in no event will the option be exercised after the expiration of ten (10) years from the Grant Date. Any provision for continuation of the exercise of an AO may not extend beyond the date of expiration of this letter agreement.

          (j) The Plan is incorporated in this letter agreement by reference and is made a part of this letter agreement as if fully set forth in this letter agreement. The Plan will control if there is a any conflict between the Plan and this letter agreement. Also, the Plan will control on such matters as are not contained in this letter agreement. Defined terms which are not given specific meaning in this letter agreement will have the meanings used in the Plan.

          (k) Any dispute or disagreement which will arise under, as a result of, or in any way relate to the interpretation or construction of this letter agreement will be determined by the Committee. Any such determination made under this letter agreement will be final, binding and conclusive for all purposes.

     2. Change in Present Stock. If any change in the outstanding shares of the Company's Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate change, or any distributions to common shareholders other than cash dividends occurs, the Committee will make such substitution or adjustment, if any, as it deems to be equitable (a) to accomplish fairly the purposes of the Plan, and (b) to preserve the intended benefits of the Plan to the Participants and the Company, as to the number or kind of shares of the Company's Common Stock or other securities issued or reserved for issuance under the Plan.

     3. Change in Control. In spite of any other provision of the Plan to the contrary, if a Change of Control, as defined in the Plan occurs, the restrictions and deferral limitations applicable to the Restricted Stock will lapse. The Restricted Stock will then become free of all restrictions and will be fully vested and transferable to the full extent of the original grant.

     4. Effect Upon Employment. Nothing contained in this letter agreement will restrict the right of the Company to terminate your employment at any time with or without cause.

     5. Notices. Each notice relating to this letter agreement will be in writing and delivered in person or by registered or certified mail, and if given to the Company, at its office, 215 N. Main Street, 400 Putnam Building, Davenport, Iowa, 52801, attention of the Vice President-Human Resources. Notices given to you or other person or persons then entitled to exercise this award will be given at your last address given to the Company. Either party may change the address to which such notices are to be given by notice in writing to the other in accordance with the terms of this letter agreement.

     6. Governing Law. This letter agreement is governed by the laws of the State of Delaware.

     7. Successors in Interest. This letter agreement will inure to the benefit of and be binding on each successor and assign of the Company and your heirs, legatees and legal representatives.

EXHIBIT 10.1a








Dear

I am pleased to inform you that you have been granted an Accelerated Ownership Non-Qualified Stock Option Award ("AO Option") of ________ shares of Lee Enterprises, Incorporated Common Stock, $2.00 par value. You are receiving this award under the 1990 Long-Term Incentive Plan of the Company (amended, restated and extended effective October 1, 1999), as presently written or later amended (the "Plan"), as outlined below.

                              Granted To:
                                           SSN

                              Grant Date:
        Non Qualified Stock Option Award:
                  Option Price Per Share:  $         Total Cost to Exercise:  $
                         Expiration Date:

                        Vesting Schedule:  Full Vesting  1 year after Grant Date

LEE ENTERPRISES, INCORPORATED



------------------------------------------------------


By clicking on the "I agree" box at the top of this electronic mail message, I acknowledge receipt of this Restricted Stock Award as of the Grant Date above, which has been issued to me under the terms and conditions of the Plan and as stated in this letter agreement. I further acknowledge I can obtain the Prospectus, including the Plan at http://10.1.18/reference.html. I agree to all of the terms and conditions of this letter agreement and the Plan.

          If an "I Agree" box does not appear at the top of this signature, your consent may be acknowledged by inserting your name & date below and returning the agreement via e-mail to the sender


Signature:_____________________________________  Date:  __________________

          Note: If there are any discrepancies in the name or address shown above, or if you are unable to access the Prospectus, please notify Connie Sehmann at (563) 383-2174.

                      SUMMARY OF ADDITIONAL TERMS OF AWARD

     1. Accelerated Ownership Non-Qualified Stock Option Award.

          (a) This AO may be exercised no earlier than one (1) year after the above Grant Date. To the extent that this option is not exercised by you when it becomes initially exercisable, it will not expire but will be carried forward and will be exercisable at any time thereafter. However, this option will not be exercisable after the expiration of ten (10) years from the Grant Date of the Incentive Stock Option Award or Non-Qualified Stock Option Award whose exercise gave rise to this grant (the "Original Stock Option Award"). At such time this letter agreement will automatically terminate. Also, this option is subject to and must comply with such limitations as may be prescribed by Section 422(d) of the Internal Revenue Code of 1986, as from time to time amended, and any implementing regulations.

          (b) This option may be exercised in whole or from time to time in part, provided that no partial exercise may be for less than ten (10) full shares of the Company's Common Stock or its equivalent. You must give written notice of election to exercise this option in whole or in part to the Company. Your exercise this option in full before ten (10) years from the Grant Date of the Original Stock Option Award will result in the automatic termination of this letter agreement. If the option is being exercised by any person other than you, the notice must be accompanied by proof, satisfactory to the Company, of the right of such person to exercise the option. Such notice must state the number of shares with respect to which the option is being exercised and must be accompanied with a check or draft payable to the Company for the amount of the purchase price. Upon receipt of the purchase price, the Company will instruct its transfer agent to countersign and deliver to you, or such other person exercising the option, a certificate for the number of shares purchased.

          (c) This option may not be transferable and may not be encumbered or disposed of in whole or in part during your lifetime. During your lifetime this option may be exercised only by you. Upon your death any rights to the extent exercisable on the date of death may be exercised by your estate or by a person who acquires the right to exercise this option by bequest or inheritance or by reason of your death, provided that such exercise occurs within the remaining effective term of the option.

          (d) On termination of your employment by reason of retirement under a retirement plan of the Company or any of its subsidiaries, you may at any time within a period of three (3) months after such termination exercise this option to the extent it was exercisable by you on the date of termination. As used in this option, "employment" means employment by the Company or any subsidiary of the Company as defined in Section 424(f) of the Internal Revenue Code, as from time to time amended, and any implementing regulations.

          (e) On termination of your employment by reason of permanent and total disability, as defined in Section 22(e)(3) of the Internal Revenue Code, as from time to time amended, and any implementing regulations, you may at any time within a period of twelve (12) months after such termination exercise this option to the extent it was exercisable by you on the date of termination.

          (f) On termination of your employment for any reason other than death, permanent and total disability or retirement, all rights to purchase shares under this option will automatically terminate on the thirtieth (30th) day after such cessation of employment.

          (g) This option is subject to the requirement that, at any time the Board of Directors determines, in its discretion, that the listing, registration or qualification of the shares subject to this option on any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this option or the issue or purchase of shares under this letter agreement, this option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions not acceptable to the Board of Directors.

          (h) If you are granted a leave of absence, the Company's Executive Compensation Committee (the "Committee") may agree to continue this option while you remain an employee of the Company or a subsidiary of the Company as it may deem equitable, except that in no event will the option be exercised after the expiration of ten (10) years from the Grant Date of the Original Stock Option Award. Any provision for continuation of the exercise of an AO may not extend beyond the date of expiration of this letter agreement.

          (i) The Plan is incorporated in this letter agreement by reference and is made a part of this letter agreement as if fully set forth in this letter agreement. The Plan will control if there is a any conflict between the Plan and this letter agreement. Also, the Plan will control on such matters as are not contained in this letter agreement. Defined terms which are not given specific meaning in this letter agreement will have the meanings used in the Plan.

          (j) Any dispute or disagreement which will arise under, as a result of, or in any way relate to the interpretation or construction of this letter agreement will be determined by the Committee. Any such determination made under this letter agreement will be final, binding and conclusive for all purposes.

     2. Change in Present Stock. If any change in the outstanding shares of the Company's Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate change, or any distributions to common shareholders other than cash dividends occurs, the Committee will make such substitution or adjustment, if any, as it deems to be equitable (a) to accomplish fairly the purposes of the Plan, and (b) to preserve the intended benefits of the Plan to the Participants and the Company, as to the number or kind of shares of the Company's Common Stock or other securities issued or reserved for issuance under the Plan.

     3. Change in Control. In spite of any other provision of the Plan to the contrary, if a Change of Control, as defined in the Plan occurs, the restrictions and deferral limitations applicable to the Restricted Stock will lapse. The Restricted Stock will then become free of all restrictions and will be fully vested and transferable to the full extent of the original grant.

     4. Effect Upon Employment. Nothing contained in this letter agreement will restrict the right of the Company to terminate your employment at any time with or without cause.

     5. Notices. Each notice relating to this letter agreement will be in writing and delivered in person or by registered or certified mail, and if given to the Company, at its office, 215 N. Main Street, 400 Putnam Building, Davenport, Iowa, 52801, attention of the Vice President-Human Resources. Notices given to you or other person or persons then entitled to exercise this award will be given at your last address given to the Company. Either party may change the address to which such notices are to be given by notice in writing to the other in accordance with the terms of this letter agreement.

     6. Governing Law. This letter agreement is governed by the laws of the State of Delaware.

     7. Successors in Interest. This letter agreement will inure to the benefit of and be binding on each successor and assign of the Company and your heirs, legatees and legal representatives.

EXHIBIT 10.1a






Dear

I am pleased to inform you that you have been granted a Restricted Stock Award of __________ shares of Lee Enterprises, Incorporated Common Stock, $2.00 par value. You are receiving this award under the Company's 1990 Long-Term Incentive Plan (amended, restated and extended effective October 1, 1999), as presently written or later amended (the "Plan"), as outlined below.

SUMMARY OF AWARD
                      Granted To:
                                    SSN

                      Grant Date:
          Restricted Stock Award:
Restricted Stock Price Per Share:
                Vesting Schedule:  Restricted Stock does not vest until _______



LEE ENTERPRISES, INCORPORATED


By
  -------------------------------------------------------


By clicking on the "I agree" box at the top of this electronic mail message, I acknowledge receipt of this Restricted Stock Award as of the Grant Date above, which has been issued to me under the terms and conditions of the Plan and as stated in this letter agreement. I further acknowledge I can obtain the Prospectus, including the Plan at http://10.1.18/reference.html. I agree to all of the terms and conditions of this letter agreement and the Plan.


               If an "I Agree" box does not appear at the top of this signature, your consent may be acknowledged by inserting your name & date below and returning the agreement via e-mail to the sender

Signature:_____________________________________  Date:  __________________

               Note: If there are any discrepancies in the name or address shown above, or if you are unable to access the Prospectus, please notify Connie Sehmann at (563) 383-2174.

                      SUMMARY OF ADDITIONAL TERMS OF AWARD


     1. Restricted Stock Award.

          (a) You own the Restricted Stock as of the date of this letter agreement, subject to the provisions for your forfeiture described in subparagraph (b) below.

          (b) Upon termination of your employment for any reason other than death, permanent and total disability or normal retirement (as defined in the Plan) before to November 13, 2005, all of your rights to the Restricted Stock will be forfeited to the Company, unless otherwise determined by the Company's Executive Compensation Committee (the "Committee"). The determination as to waiver of the forfeiture of all or any part of the Restricted Stock Award will be made at the sole, complete and absolute discretion of the Committee. Its determination will be final and binding on you and the Company. No action by the Committee will constitute a waiver of the Committee's discretion to act at any time under the terms of this letter agreement regarding the matters reserved to its discretion, unless such waiver is unequivocally expressed in writing by the Committee addressed to you and the Company.

          (c) This letter agreement will not be transferable and may not be encumbered or disposed of in whole or in part during your lifetime. During your lifetime and the term of this letter agreement, your rights under this letter agreement may be exercised solely by you. Upon your death any rights, to the extent exercisable or vested on the date of your death, may be exercised by your estate or by a person who acquires the right to ownership of your Restricted Stock by bequest, inheritance or otherwise by reason of your death. Evidence satisfactory to the Committee of your death and the proper legal standing of your successor in interest must be provided.

          (d) During the term of this letter agreement, you will be entitled to all distributions related to the Restricted Stock. However, any distributions related to the Restricted Stock represented by additional shares of the Company, whether by reason of stock dividend, split-up or other recapitalization of the Company, will be retained and held by the Company for the term of this letter agreement as provided in this letter agreement.

          (e) During the term of this letter agreement, the certificates evidencing ownership of the Restricted Stock will be retained by the Company, as security for your performance of all obligations under this letter agreement. By execution of this letter agreement, you are appointing the Company's chief financial officer as your duly authorized agent and attorney-in-fact for and on your behalf and subject to the terms of this letter agreement to hold and retain your Restricted Stock certificates related to the Restricted Stock granted by this letter agreement or later distributed by the Company during the term of this letter agreement related to the original Restricted Stock. Further, you appoint him or her to execute and deliver to the Company any and all such share certificates you forfeit under the terms of this letter agreement or as otherwise required by the Plan.

          (f) Unless forfeited as described in subparagraph (b) above, your Restricted Stock certificates evidencing ownership of the Restricted Stock will be delivered to you unconditionally and without requirement for payment by you, on November 13, 2005. This letter agreement will terminate upon distribution of the Restricted Stock.

          (g) This grant is subject to the requirement that, if at any time the Company's Board of Directors determines, in its discretion, that the listing, registration or qualification of the Restricted Stock on any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of this Restricted Stock Award or the issuance or acquisition of your Restricted Stock, the grant will not be effective in whole or in part unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions not acceptable to the Company's Board of Directors.

          (h) The Plan is incorporated in this letter agreement by reference and is made a part of this letter agreement as if fully set forth in this letter agreement. The Plan will control if there is a conflict between the Plan and this letter agreement. Also, the Plan will control on such matters as are not contained in this letter agreement. Defined terms which are not given specific meaning in this letter agreement will have the meanings used in the Plan.

          (i) Any dispute or disagreement which arises under, as a result of, or in any way related to the interpretation or construction of this letter agreement will be determined by the Committee. Any such determination made under this letter agreement will be final, binding and conclusive for all purposes.

     2. Change in Present Stock. If any change in the outstanding shares of the Company's Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate change, or any distributions to common shareholders other than cash dividends occurs, the Committee will make such substitution or adjustment, if any, as it deems to be equitable (a) to accomplish fairly the purposes of the Plan, and (b) to preserve the intended benefits of the Plan to the Participants and the Company, as to the number or kind of shares of the Company's Common Stock or other securities issued or reserved for issuance under the Plan.

     3. Change in Control. In spite of any other provision of the Plan to the contrary, if a Change of Control, as defined in the Plan occurs, the restrictions and deferral limitations applicable to the Restricted Stock will lapse. The Restricted Stock will then become free of all restrictions and will be fully vested and transferable to the full extent of the original grant.

     4. Effect Upon Employment. Nothing contained in this letter agreement will restrict the right of the Company to terminate your employment at any time with or without cause.

     5. Notices. Each notice relating to this letter agreement must be in writing and delivered in person or by registered or certified mail, and if given to the Company, at its office, 215 N. Main Street, 400 Putnam Building, Davenport, Iowa, 52801, attention of the Vice President-Human Resources. Notices given to you or other person or persons then entitled to exercise this award will be given at your last address given to the Company. Either party may change the address to which such notices are to be given by notice in writing to the other in accordance with the terms of this letter agreement.

     6. Governing Law. This letter agreement is governed by the laws of the State of Delaware.

     7. Successors in Interest. This letter agreement will inure to the benefit of and be binding upon each successor and assign of the Company and your heirs, legatees and legal representatives.

EXHIBIT 10.4


                          LEE ENTERPRISES, INCORPORATED

                           SUPPLEMENTARY BENEFIT PLAN

                    (as amended and restated April 26, 1990)


     1. Establishment. Name and Purpose. Lee Enterprises, Incorporated (the "Company") established the Lee Enterprises, Incorporated Supplementary Benefit Plan (the "Supplementary Plan"), effective July 1, 1980. The Plan was originally established following the termination of the Income Security Plan to provide increased retirement benefits for certain executive employees of the Company whose retirement benefits under the Income Security Plan were adversely affected due to its termination. The Plan has been amended since inception to make provision for additional limitations to contributions imposed on the Retirement Account Plan because of amendments to the Internal Revenue Code. The purposes of the Supplementary Plan are as follows:

          (a) Sections 415, 401 and 402 of the Internal Revenue Code impose differing limitations upon benefits and contributions payable under Defined Benefit Plans, Defined Contribution Plans, and Plans which provide both defined benefits and defined contributions. Prior to adoption of the Retirement Account Plan, Executive Payroll Employees of the Company were subject to the limitations with respect to both defined benefits and defined contributions; upon adoption of the Retirement Plan, such employees became subject to the more stringent limitations applicable to defined contribution plans alone. One of the purposes of the Supplementary Plan is to enable benefits to be provided without regard to any statutory limitations; the Retirement Account Plan will provide the statutorily-permitted benefits and the Supplementary Plan will increase such benefits to the full amount which would be provided if there were no statutory limitations.

          (b)  The   compensation  of  an  executive  who  is  awarded  deferred compensation units under the Lee Enterprises, Incorporated Deferred Compensation Unit Plan is, for purposes of calculating both pension benefits and Retirement Account contributions, reduced by the award value of the deferred units. Under the pension plan, retirement benefits were in part measured by the average compensation level of the last five years before retirement. This enabled executives to acquire deferred units during the bulk of their employment years and, by not receiving such units during the last five employment years to maximize their pensions. Under the Retirement Account Plan, however, every deferred unit award reduces the Company contributions, and the executive is not able to offset such reduced contributions by foregoing deferred units in the last five employment years. The Supplementary Plan is designed to make up for the penalty against the executive who is awarded deferred units.

          (c) Executives who had received deferred units during the five years that preceded the adoption of the Retirement Account Plan and the freezing of the pension plan on July 1, 1980, were prevented from maximizing their pension benefits before the freeze by declining deferred unit awards. The Supplementary Plan is designed to make up for this inequity.

          (d) For plan years after 1986 Internal Revenue Code Section 401(m) limits the amount of after tax contributions which an executive may be permitted to contribute to the Retirement Account Plan. The Supplementary Plan permits participants to defer five percent (5%) of their compensation into the Plan to compensate for the fact that Executive Payroll employees are prohibited from making Special Contributions to the Retirement Account Plan.

     2. Eligibility for Participation. Any employee who is an Executive Payroll Employee of the Company at the time of his or her employment termination, retirement or death.

     3. Supplementary Plan Benefit. The amount of benefit payable under this Supplementary Plan shall be the value of the following at the time of death, termination of employment, or retirement, as the case may be:

          (a) The difference between (1) the amount of Company and related employee contributions under the Retirement Account Plan which would be authorized in the absence of Sections 401, 402 and 415 of the Internal Revenue Code, and (2) the amount permitted under Sections 401, 402 and 415.

          (b) The amount of current compensation deferred into the Supplementary Plan at the election of the participant up to five percent (5%) which must be in excess of an election to contribute five percent (5%) as Regular Contributions to the Retirement Account Plan.

          (c) 6.2% / 12.4% or 11.9% (as applicable under the Retirement  Account
     Plan) of any compensation which is deferred on or after July 1, 1980.

          (d) Gains and losses on a participant's account under the Supplementary Plan shall be determined by applying the rate of return earned by the trust established under the Trust Agreement for Lee Enterprises, Incorporated Supplementary Benefit Plan dated April 17, 1989 to the participant's account balance.

          (e) Each participant in Supplementary Plan shall be fully vested (100%) in the employer and employee contributions to the plan.

     In  determining   benefits  payable  under  the  Supplementary  Plan,  each
employee's account shall be adjusted at the end of each calendar quarter of each year for gains and losses.

     4. Time and Method of Payment. The Supplementary shall be administered by the Executive Compensation Committee of the Company. Amounts payable shall be paid in two installments with the first payment being made on the first day of the sixth month after the date on which the employee's employment with the Company is terminated, and the second payment on the first day of the thirteenth month after the termination date. The payments shall be substantially equal but shall be subject to the liquidity of the trust established under the Trust Agreement for Lee Enterprises, Incorporated Supplementary Benefit Plan dated April 17, 1989.

     5. Amendment or Termination. The Company may amend or terminate this Supplementary Plan at any time; except, without the consent of any Participant or his Spouse or Beneficiary, no such amendment or termination shall reduce or diminish any such person's right to receive any benefit accrued hereunder prior to the date of such amendment or termination.

     IN WITNESS WHEREOF, this Amended Supplementary Benefit Plan has been duly executed as of the 26th day of April 1990.

                                      LEE ENTERPRISES, INCORPORATED



                                      By /s/  Richard D. Gottlieb
                                         ---------------------------------------
ATTEST:                               Richard D. Gottlieb, President


By /s/ C. D. Waterman, III
   -------------------------------------
     C. D. Waterman, III, Secretary

EXHIBIT 21

                                                     LEE ENTERPRISES, INCORPORATED
                                                           AND SUBSIDIARIES

                                                 SUBSIDIARIES AND ASSOCIATED COMPANIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                                    Percentage of
                                                                                                  Voting Securities
                                                                      State of Organization             Owned
-----------------------------------------------------------------------------------------------------------------------
Lee Enterprises, Incorporated                                         Delaware                            Parent
Lee Publications, Inc.                                                Delaware                            100%
Accudata, Inc.                                                        Iowa                                100%
INN Partners, L.C. d/b/a International Newspaper Network              Iowa                                 81%
Lee Procurement Solutions Co.                                         Iowa                                100%
Sioux City Newspapers, Inc.                                           Iowa                                100%
Target Marketing Systems, Inc.                                        Iowa                                100%
Journal-Star Printing Co.                                             Nebraska                            100%
K. Falls Basin Publishing, Inc.                                       Oregon                              100%
Lee Consolidated Holdings Co.                                         South Dakota                        100%
LINT Co.                                                              South Dakota                        100%
Madison Newspapers, Inc.                                              Wisconsin                            50%
-----------------------------------------------------------------------------------------------------------------------

EXHIBIT 23.1


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements No. 33-46708, No. 333-6433 and No. 333-6435 of Lee Enterprises, Incorporated on Form S-8 of our report dated November 7, 2002 relating to our audit of the consolidated financial statements of the Company for the year ended September 30, 2002, appearing in this Annual Report on Form 10-K of Lee Enterprises, Incorporated for the year ended September 30, 2002.




/s/Deloitte & Touche LLP
------------------------------

Davenport, Iowa
December 27, 2002

EXHIBIT 23.2

                          INDEPENDENT AUDITOR'S CONSENT



To the Stockholders
Lee Enterprises, Incorporated
  and Subsidiaries
Davenport, Iowa

We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 33-46708, No. 333-6435 and No. 333-6433 and in the related
Prospectuses of our report dated November 9, 2001 with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference included in this Annual Report on Form 10-K for the year ended September 30, 2002 and to the reference to us under the heading "Experts" in such Prospectuses.


                                         s/s McGladrey & Pullen, LLP
                                         --------------------------------


Davenport, Iowa
December 20, 2002

EXHIBIT 24


                                POWER OF ATTORNEY



We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Mary E. Junck and Carl G. Schmidt, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 2002 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

         Signature                                 Date

/s/ Rance E. Crain
------------------------------
Rance E. Crain, Director                       November 14, 2002

/s/ Mary E. Junck
------------------------------
Mary E. Junck, Director                        November 14, 2002

/s/ William E. Mayer
------------------------------
William E. Mayer, Director                     November 14, 2002

/s/ Herbert W. Moloney III
------------------------------
Herbert W. Moloney III, Director               November 14, 2002

/s/ Andrew E. Newman
------------------------------
Andrew E. Newman, Director                     November 14, 2002

/s/ Gordon D. Prichett
------------------------------
Gordon D. Prichett, Director                   November 14, 2002

/s/ Gregory P. Schermer
------------------------------
Gregory P. Schermer, Director                  November 14, 2002

/s/ Mark Vittert
------------------------------
Mark Vittert, Director                         November 14, 2002

EXHIBIT 99.5


The following statement is being made to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1349), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

Re:      Lee Enterprises, Incorporated

Ladies and Gentlemen:

          In   accordance   with  the   requirements   of  Section  906  of  the
     Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349), each of the undersigned hereby certifies that:

          (i) this Annual Report on Form 10-K for the fiscal period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

          (ii) the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Annual Report.

Dated as of this 27th day of December, 2002.


/s/ Mary E. Junck                    /s/ Carl G. Schmidt
--------------------------           ----------------------------
Mary E. Junck                        Carl G. Schmidt
Chairman, President and              Vice President, Chief Financial Officer
Chief Executive Officer              and Treasurer