Form 10-Q
period 2002-12-31
LEE ENTERPRISES INC
filed 2003-02-13
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of December 31, 2002, 34,776,121 shares of Common Stock and 9,638,044 shares of Class B Common Stock of the Registrant were outstanding.

                          LEE ENTERPRISES, INCORPORATED


                   TABLE OF CONTENTS                                    PAGE
--------------------------------------------------------------      ------------
PART I    FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Statements of Income -                  1
                     Three months ended December 31, 2002 and
                     2001

                     Consolidated Balance Sheets -                        2
                     December 31, 2002 and September 30, 2002

                     Consolidated Statements of Cash Flows -              3
                     Three months ended December 31, 2002 and
                     2001

                     Notes to Consolidated Financial Statements           4

          Item 2.    Management's Discussion and Analysis of              7
                     Financial Condition and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures About      11
                     Market Risk

          Item 4.    Controls and Procedures                             12


PART II   OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                               12

CERTIFICATIONS                                                           13

EXHIBITS

          99.6       Sarbanes-Oxley Act Section 906 Certification        15

                                                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                         LEE ENTERPRISES, INCORPORATED

                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months Ended
                                                                                                            December 31
--------------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                                              2002             2001
--------------------------------------------------------------------------------------------------------------------------------
Operating revenue:
   Advertising                                                                                     $  118,802       $  71,677
   Circulation                                                                                         33,612          20,422
   Other                                                                                               18,133          15,261
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      170,547         107,360
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation                                                                                        68,492          40,484
   Newsprint and ink                                                                                   14,450           9,777
   Depreciation                                                                                         4,410           3,983
   Amortization of intangible assets                                                                    6,961           1,858
   Other                                                                                               38,357          25,631
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      132,670          81,733
--------------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net
  income of associated companies                                                                       37,877          25,627
Equity in net income of associated companies                                                            2,218           2,177
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                       40,095          27,804
--------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense), net:
   Financial income                                                                                       340           2,767
   Financial expense                                                                                   (4,690)         (3,038)
   Loss on sales of businesses                                                                          -                 (40)
   Other, net                                                                                            (344)           (267)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (4,694)           (578)
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                                                  35,401          27,226
Income tax expense                                                                                     12,923           9,612
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                      22,478          17,614
Discontinued operations:
   Loss on disposition, net of income tax effect                                                          (20)            (37)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $  22,458       $  17,577
--------------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
   Basic:
     Continuing operations                                                                          $    0.51       $    0.40
     Discontinued operations                                                                              -               -
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $    0.51       $    0.40
--------------------------------------------------------------------------------------------------------------------------------

   Diluted:
     Continuing operations                                                                          $    0.51       $    0.40
     Discontinued operations                                                                              -               -
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $    0.51       $    0.40
--------------------------------------------------------------------------------------------------------------------------------

Dividends per common share                                                                          $    0.17       $    0.17
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                            LEE ENTERPRISES, INCORPORATED

                                                             CONSOLIDATED BALANCE SHEETS
                                                                     (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31          September 30
(Thousands, except per share data)                                                           2002                 2002
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $    26,455         $    14,381
   Accounts receivable, net                                                                   61,861              57,313
   Receivable from associated companies                                                          -                 1,500
   Inventories                                                                                10,012              10,166
   Other                                                                                      10,234              10,798
   Assets of discontinued operations                                                             -                 7,723
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         108,562             101,881
-----------------------------------------------------------------------------------------------------------------------------
Investments                                                                                   28,367              28,776
Property and equipment, net                                                                  202,427             204,297
Goodwill                                                                                     611,591             611,938
Other intangible assets                                                                      506,148             513,109
Other                                                                                          3,762               3,829
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 1,460,857         $ 1,463,830
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt                                $    11,600         $    14,600
   Accounts payable                                                                           18,324              21,015
   Compensation and other accrued liabilities                                                 29,551              32,591
   Income taxes payable                                                                       17,908               5,103
   Dividends payable                                                                           7,550               7,533
   Liabilities of discontinued operations                                                        -                   157
   Unearned revenue                                                                           28,478              27,750
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    113,411             108,749
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                                    370,200             394,700
Deferred items                                                                               216,518             216,612
Other                                                                                            995                 995
Stockholders' equity:
   Serial convertible preferred stock, no par value;                                             -                   -
      authorized 500 shares: none issued
   Common Stock, $2 par value; authorized 60,000                                              69,552              69,242
      shares; issued and outstanding:
         December 31, 2002 34,776 shares;
         September 30, 2002 34,621 shares
   Class B Common Stock, $2 par value; authorized                                             19,276              19,380
      30,000 shares; issued and outstanding:
         December 31, 2002 9,638 shares;
         September 30, 2002 9,690 shares
   Additional paid-in capital                                                                 70,864              67,084
   Unearned compensation                                                                      (3,778)             (1,845)
   Retained earnings                                                                         603,819             588,913
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             759,733             742,774
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 1,460,857         $ 1,463,830
----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                               LEE ENTERPRISES, INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
                                                                                                    December 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                                  2002                 2001
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income                                                                             $  22,458            $  17,577
   Results of discontinued operations                                                           (20)                 (37)
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                            22,478               17,614
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization                                                             11,371                5,841
   Stock compensation expense                                                                 1,122                  890
   Distributions in excess of current earnings of associated companies                          409                1,950
   Other, net                                                                                 6,136               (1,779)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    41,516               24,516
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (required for) investing activities:
   Proceeds from sales of temporary cash investments, net                                       -                 23,110
   Purchases of property and equipment                                                       (3,781)              (2,406)
   Proceeds from sales of assets                                                              3,945                1,491
   Other                                                                                        (75)                (221)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                        89               21,974
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (required for) financing activities:
   Payments on short-term debt                                                               (3,000)                 -
   Payments on long-term debt                                                               (24,500)                 -
   Common stock transactions                                                                    -                   (207)
   Dividends paid                                                                            (7,533)                 -
   Other                                                                                      1,012                1,571
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities                                    (34,021)               1,364
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (required for) discontinued operations                                   4,490              (43,215)
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    12,074                4,639

Cash and cash equivalents:
   Beginning of period                                                                       14,381              272,169
-----------------------------------------------------------------------------------------------------------------------------
End of period                                                                            $   26,455            $ 276,808
-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1    Basis of Presentation

     The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2002 and the results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Effective October 1, 2002, the Company adopted the fair value provisions of FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and all prior periods have been restated. See Note 5.

     Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2    Acquisitions

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

     In July 2002, the Company acquired the remaining 50% interest in SCN from a privately owned company. The transaction was valued at $57,000,000 and was funded in part with approximately $42,000,000 in cash and temporary cash investments. The remainder of the purchase price was funded by the Company's credit agreement. $3,000,000 of the purchase price was paid in November 2002. The Company's Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase.

     The pro forma consolidated statement of income information for the three months ended December 31, 2001, set forth below, presents the results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of the period and is not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of the period.

--------------------------------------------------------------------------------
                                                               Three Months
                                                                  Ended
                                                                December 31
(Thousands, except per common share data)                         2001
--------------------------------------------------------------------------------
Operating revenue                                                $166,701
Income from continuing operations                                  19,857

Earnings per common share:
  Basic                                                         $    0.45
  Diluted                                                            0.45
--------------------------------------------------------------------------------

3     Investment in Associated Companies

      The Company has a 50% ownership interest in Madison Newspapers,  Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison,  Wisconsin,  other daily newspapers and various other publications in Wisconsin and also holds interests in internet service ventures.

      Summarized financial information of MNI is as follows:

      -----------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                                     December 31
      -----------------------------------------------------------------------------------------------------------------------
      (Thousands)                                                                              2002               2001
      -----------------------------------------------------------------------------------------------------------------------

      Operating revenue                                                                     $ 29,207           $ 26,470
      Operating expenses, excluding depreciation
         and amortization                                                                     20,465             18,325
      Depreciation and amortization                                                            1,363              1,004
      Operating income                                                                         7,379              7,141
      Net income                                                                               4,436              4,356
      -----------------------------------------------------------------------------------------------------------------------

      Debt of MNI totaled $32,344,000 at December 31, 2002 and September 30, 2002.

4     Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill are as follows:

      ----------------------------------------------------------------------------------------------------------------------
                                                                                                            Three Months
                                                                                                                Ended
                                                                                                             December 31
      (Thousands)                                                                                               2002
      ----------------------------------------------------------------------------------------------------------------------

      Goodwill, beginning of period                                                                            $611,938
      Goodwill adjustments related to acquisitions                                                                 (347)
      ----------------------------------------------------------------------------------------------------------------------
      Goodwill, end of period                                                                                  $611,591
      ----------------------------------------------------------------------------------------------------------------------


      Identified intangible assets related to continuing operations consist of the following:
      ----------------------------------------------------------------------------------------------------------------------
                                                                                         December 31          September 30
      (Thousands)                                                                            2002                 2002
      ----------------------------------------------------------------------------------------------------------------------
      Unamortizable intangible assets:
         Mastheads                                                                          $ 26,022           $ 26,022
      Amortizable intangible assets:
         Noncompete convenants and consulting agreements                                      28,406             28,406
         Less accumulated amortization                                                       (22,515)           (21,967)
      ----------------------------------------------------------------------------------------------------------------------
                                                                                               5,891              6,439
      ----------------------------------------------------------------------------------------------------------------------
         Customer and newspaper subscriber lists                                             525,224            525,224
         Less accumulated amortization                                                       (50,989)           (44,576)
      ----------------------------------------------------------------------------------------------------------------------
                                                                                             474,235            480,648
      ----------------------------------------------------------------------------------------------------------------------
                                                                                            $506,148           $513,109
      ----------------------------------------------------------------------------------------------------------------------

      Annual amortization of intangible assets related to continuing operations for the five years ending December 2007 is estimated to be $27,713,000, $27,041,000, $24,232,000, $23,218,000 and $23,164,000, respectively.

5     Stock Ownership Plans

      A summary of activity related to the Company's stock option plan is as follows:

      ----------------------------------------------------------------------------------------------------------------------
                                                                                                          Weighted Average
                                                                                                           Exercise Price
      (Thousands, except per common share data)                                            Shares
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at September 30, 2002                                                      1,049            $  29.04
      Granted                                                                                  300               32.51
      Exercised                                                                                (39)              26.33
      Cancelled                                                                                 (8)              30.79
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 2002                                                       1,302            $  29.91
      ----------------------------------------------------------------------------------------------------------------------

      At December 31, 2002, the Company has three stock-based employee compensation plans. Prior to October 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized for grants under the stock option or stock purchase plans. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB
      Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by FASB Statement
      148, Accounting for Stock-Based Compensation - Transition and Disclosure. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statements 123 and 148 been applied to all awards granted to employees after October 1, 1995. The cumulative effect of the adoption of Statements 123 and
      148 decreased non-current deferred income tax liabilities and increased stockholders' equity by $1,518,000 at September 30,
      2002.

      The impact of the adoption of Statements 123 and 148 on both income from  continuing  operations and diluted  earnings per common share is as follows:

      -----------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                             Year Ended
      ----------------------------------------------------------------------------------------------------
      (Thousands, except per               December 31         March 31       June 30     September 30       September 30
       common share data)                     2001               2002           2002         2002                2002
      -----------------------------------------------------------------------------------------------------------------------
      Income from continuing
        operations:
          As reported                        $18,037           $13,226        $30,756        $19,010            $81,029
          Additional stock
            compensation expense
            (net of income tax
            expense)                            (423)             (560)          (568)          (594)            (2,145)
      -----------------------------------------------------------------------------------------------------------------------
            As adjusted                      $17,614           $12,666        $30,188        $18,416            $78,884
      -----------------------------------------------------------------------------------------------------------------------

      Diluted earnings per
        common share:
          As reported                        $  0.41           $ 0.30         $  0.69        $  0.43           $   1.83
          Additional stock
            compensation expense               (0.01)           (0.01)          (0.01)         (0.01)             (0.05)
      -----------------------------------------------------------------------------------------------------------------------
      As adjusted                            $  0.40           $ 0.29         $  0.68        $  0.42           $   1.78
      -----------------------------------------------------------------------------------------------------------------------

      Options to purchase  1,164,889 shares of common stock with a weighted average exercise price of $28.50 per share were outstanding at December 31, 2001.

6     Income Taxes

      The  provision for income taxes  includes  deferred  taxes and is based upon  estimated  annual  effective  tax rates in the tax jurisdictions in which the Company operates.

7     Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

      -----------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                           December 31
      -----------------------------------------------------------------------------------------------------------------------
     (Thousands, except per common share data)                                                        2002           2001
      -----------------------------------------------------------------------------------------------------------------------

      Income applicable to common stock:
         Continuing operations                                                                     $  22,478      $  17,614
         Discontinued operations                                                                         (20)           (37)
      -----------------------------------------------------------------------------------------------------------------------
      Net income                                                                                   $  22,458      $  17,577
      -----------------------------------------------------------------------------------------------------------------------

      Weighted average common shares outstanding                                                      44,370         44,086
      Less non-vested restricted stock                                                                   149            110
      -----------------------------------------------------------------------------------------------------------------------
      Basic average common shares                                                                     44,221         43,976
      Dilutive stock options and restricted stock                                                        132            265
      -----------------------------------------------------------------------------------------------------------------------
      Diluted average common shares                                                                   44,353         44,241
      -----------------------------------------------------------------------------------------------------------------------

      Earnings per common share:
         Basic:
            Continuing operations                                                                  $    0.51      $    0.40
            Discontinued operations                                                                       -              -
      -----------------------------------------------------------------------------------------------------------------------
      Net income                                                                                   $    0.51      $    0.40
      -----------------------------------------------------------------------------------------------------------------------

         Diluted:
            Continuing operations                                                                  $    0.51      $    0.40
            Discontinued operations                                                                       -              -
      -----------------------------------------------------------------------------------------------------------------------
      Net income                                                                                   $    0.51      $    0.40
      -----------------------------------------------------------------------------------------------------------------------

8     Impact of Recently Issued Accounting Standards

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months ended  December 31, 2002.  This  discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2002 Annual Report on Form 10-K.

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

CONTINUING OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                 December 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                        2002           2001         Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                            $ 170,547      $ 107,360            58.9%
Income before interest, taxes, depreciation
   and amortization (EBITDA) (1)                                                49,248         31,468            56.5
Operating income                                                                40,095         27,804            44.2
Nonoperating expense, net                                                       (4,694)          (578)             NM
Income from continuing operations                                               22,478         17,614            27.6

Earnings per common share:
   Basic                                                                     $    0.51      $    0.40            27.5%
   Diluted                                                                        0.51           0.40            27.5
-----------------------------------------------------------------------------------------------------------------------------

(1)  EBITDA is not a financial performance  measurement under accounting principles generally accepted in the United States
     (GAAP), and should not be considered in isolation or as a substitute for GAAP  performance  measurements.  EBITDA is also not reflected in the Consolidated  Statements of Cash Flows, but it is a common and meaningful  alternative  performance measurement for comparison to other  companies  in the  newspaper  publishing  industry.  EBITDA  excludes  equity in net income of  associated  companies  and nonoperating items, primarily interest, gains and losses on sales of businesses and losses related to other ventures.  EBITDA as presented may not be comparable to similarly titled measures of other companies.


Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:
-----------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                        Percent Change
                                                                 December 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                 2002              2001              Total        Same Property
-----------------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                               $  75,841         $  45,943             65.1%              3.6%
   National                                                 4,072             2,671             52.5              (1.1)
   Classified:
      Employment                                            8,750             5,090             71.9              (5.1)
      Automotive                                           10,110             5,312             90.3               2.2
      Real estate                                           7,173             3,850             86.3               7.8
      All other                                            12,856             8,811             45.9               3.7
-----------------------------------------------------------------------------------------------------------------------------
   Total classified                                        38,889            23,063             68.6               1.5
-----------------------------------------------------------------------------------------------------------------------------
Total advertising                                         118,802            71,677             65.7               2.7
-----------------------------------------------------------------------------------------------------------------------------
Circulation                                                33,612            20,422             64.6               0.7
Other:
   Commercial printing                                      5,659             5,874             (3.7)             (6.2)
   Online                                                   2,481             1,474             68.3              42.7
   Niche publications and other                             9,993             7,913             26.2               8.9
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenue                                 $ 170,547         $ 107,360             58.9%              2.7%
-----------------------------------------------------------------------------------------------------------------------------

All  categories of revenue were  substantially  impacted by the  acquisition of Howard,  which the Company  purchased in April
2002. In total,  acquisitions  accounted  for  $63,040,000  of revenue  growth in the current year  quarter.  Businesses  sold in the year ended September  2002, but still included in continuing  operations,  did not impact the current year quarter but accounted for $2,135,000 of revenue in the prior year quarter.

Sundays  generate  substantially  more  advertising and circulation  revenue than any other day of the week. The quarter ended
December 31, 2002 had the same number of Sundays as the same period last year.

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

For the quarter ended  December 31, 2002,  total  revenue  increased  $3,588,000,  or 2.7%,  and total  advertising  revenue increased $2,361,000,  or 2.7%. Retail revenue increased  $1,965,000,  or 3.6%.  Average retail rate,  excluding preprint insertions,  increased 3.5%.

Classified  advertising  revenue  increased  approximately  1.5% for the quarter ended December 31, 2002, the first such increase since the quarter ended December 2000.  Higher margin  employment  advertising at the daily  newspapers  decreased 5.1% for the quarter,  but was more than offset by revenue increases in automotive and real estate of 2.2% and 7.8%,  respectively.  Automakers continue to offer incentives and real estate interest rates remain favorable.  Classified rates increased 1.1%.

Advertising lineage, as reported on a same property operating basis for daily newspapers only, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                     December 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                            2002           2001       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Retail                                                                           2,003          2,023            (1.0)%
National                                                                            85             96           (11.5)
Classified                                                                       1,594          1,597            (0.2)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 3,682          3,716            (0.9)%
-----------------------------------------------------------------------------------------------------------------------------

Circulation  revenue  increased  $176,000,  or 0.7%,  in the current year  quarter.  The Company's  unaudited  average daily newspaper circulation  units  increased  1.5% and Sunday  circulation  was flat for the three months ended  December  2002, compared to the same period in the prior year.  The Company remains focused on growing circulation units and revenue through a number of initiatives.

Commercial  printing revenue declined  $487,000,  or 6.2%.  Online revenue increased  $678,000,  or 42.7%, due to growth in advertising revenue and cross-selling with the Company's newspapers.

Operating Expenses and Results of Operations

The following table sets forth the Company's  operating expenses and results of operations,  as reported in the Consolidated
Financial Statements:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                     December 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                    2002             2001        Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Compensation                                                              $   68,492      $   40,484             69.2%
Newsprint and ink                                                             14,450           9,777             47.8
Other operating expenses                                                      38,357          25,631             49.7
-----------------------------------------------------------------------------------------------------------------------------
                                                                             121,299          75,892             59.8
-----------------------------------------------------------------------------------------------------------------------------
EBITDA                                                                        49,248          31,468             56.5
Depreciation and amortization                                                 11,371           5,841             94.7
-----------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income
  of associated companies                                                     37,877          25,627             47.8
Equity in net income of associated companies                                   2,218           2,177              1.9
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $   40,095      $   27,804             44.2%
-----------------------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $45,407,000, or 59.8%. All categories of expenses were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. On a same property basis, such costs increased 3.0%. In total, acquisitions accounted for $43,484,000 of operating costs, excluding depreciation and amortization, in the current year quarter. Businesses sold did not impact operating expenses in the current year quarter, but accounted for $1,717,000 of operating expenses other than depreciation and amortization in the prior year quarter. Compensation expense increased $28,008,000, or 69.2%, in the current year quarter due to costs of acquired businesses and a 7.5% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time cost reductions in the prior year quarter, contributed to the increase in same property costs. Same property full time equivalent employees remained unchanged year over year. Exclusive of non-recurring cost reductions in the prior year, same property compensation expense increased 4.5% in the current year quarter. Newsprint and ink costs increased $4,673,000, or 47.8%, in the current year quarter as volume increases related to acquired businesses more than offset price decreases and same property volume declines. Same property newsprint and ink expense decreased by 13.5% in the quarter and volume declined 0.2%. Other operating costs, exclusive of depreciation and amortization, increased $12,726,000, or 49.7%, in the current year quarter. On a same property basis, other operating costs increased 3.4%. The increase in depreciation and amortization expense in 2002 is primarily due to the acquisitions of Howard and SCN.

EBITDA improved 56.5% to $49,248,000 in the current year quarter from $31,468,000 in the prior year. EBITDA margin declined to 28.9% from 29.3% in the prior year. Lower newsprint prices were offset by lower margins of acquired businesses and other cost increases as noted above. Operating income increased 44.2% to $40,095,000. Operating margin decreased to 23.5% from 25.9% for the same reasons, but was further impacted by a higher level of amortization expense from acquisitions.

Nonoperating Income and Expense

Financial income decreased $2,427,000 to $340,000. The Company's invested balances were substantially reduced in April 2002 by the acquisition of Howard. Financial expense increased due to debt from the acquisitions of Howard and SCN, offset by lower interest rates and debt reduction from operating cash flow.

Overall Results

The effective income tax rates were 36.5% and 35.3% for the quarters ended December 31, 2002 and 2001, respectively. The prior year tax rate was lower primarily due to tax-exempt interest income.

As a result of all of the above, earnings per diluted common share from continuing operations increased 27.5% to $0.51 per share from $0.40 per share in the prior year quarter. The adoption of FASB Statements 123 and 148 reduced the prior year's quarterly results by $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $41,516,000 for the three months ended December 31, 2002 and $24,516,000 for the same period in 2001. Increased income from continuing operations and changes in working capital account for the change between years.

Cash provided by investing activities totaled $89,000 for the three months ended December 31, 2002, and $21,974,000 in the same period of the prior year. Proceeds from the sale of temporary cash investments were responsible for the primary source of funds in the prior year.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $19,000,000 in 2003, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required by financing activities totaled $34,021,000 during the three months ended December 31, 2002, and provided $1,364,000 in the prior year. Debt repayments totaling $27,500,000 and dividends were the primary uses of funds in the current year period.

Cash provided by discontinued operations totaling $4,490,000 in the current year primarily reflects net proceeds from the sale of businesses. Cash required for discontinued operations totaled $43,215,000 during the three months ended December 31, 2001, primarily for income tax payments related to the gain on sale of discontinued operations.

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

In January 2003, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in March 2003. The final extent of changes in current prices, if any, is subject to negotiation between such manufacturers and the Company.

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

See Note 1 to the Consolidated Financial Statements, included in the 2002 Annual Report on Form 10-K, for a description of the Company's accounting policies used in the preparation of its Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Interest rate risk in the Company's investment portfolio is managed by investing only in securities with maturity at date of acquisition of 180 days or less. Only high-quality investments are considered. In April 2002, the Company liquidated substantially its entire investment portfolio in conjunction with the acquisition of Howard.

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $2,200,000, based on floating rate debt outstanding at December 31, 2002, excluding MNI.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,115,000, excluding MNI, based on anticipated consumption in 2003.

Sensitivity to Changes in Value

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed-rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is the Company's fixed-rate debt, which totals $161,800,000 at December 31, 2002, excluding MNI.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 31, 2002 is approximately $6,860,000. There is no impact on operating results from such changes in interest rates.

Item 4.   Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of December 31, 2002, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since December 31, 2002.

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                                    Exhibits

Exhibit 99.6   Sarbanes-Oxley Act Section 906 Certification


                               Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt                                     DATE:  February 13, 2003
------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mary E. Junck, certify that:

1. I have reviewed this quarterly report on Form 10-Q (Quarterly Report) of Lee Enterprises, Incorporated (Registrant);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b)   evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the Evaluation Date); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 13, 2003




                                 /s/ Mary E. Junck
                                 --------------------------------------
                                 Mary E. Junck
                                 Chairman, President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Carl G. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q (Quarterly Report) of Lee Enterprises, Incorporated (Registrant);

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b)   evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the Evaluation Date); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 13, 2003




                           /s/ Carl G. Schmidt
                           -------------------------------------------
                           Carl G. Schmidt
                           Vice President, Chief Financial Officer and Treasurer

EXHIBIT 99.6

The following statement is being made to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1349), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re:  Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349), each of the undersigned hereby certifies that to our knowledge:

(i) this quarterly report on Form 10-Q for the period ended December 31, 2002 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 13th day of February, 2003


/s/ Mary E. Junck                       /s/ Carl G. Schmidt
------------------------------          --------------------------------
Mary E. Junck                           Carl G. Schmidt
Chairman, President and                 Vice President, Chief Financial Officer
Chief Executive Officer                 and Treasurer