Form 10-Q
period 2003-03-31
LEE ENTERPRISES INC
filed 2003-05-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2003

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

As of March 31, 2003, 34,968,895 shares of Common Stock and 9,456,438 shares of Class B Common Stock of the Registrant were outstanding.

                          LEE ENTERPRISES, INCORPORATED




                                   TABLE OF CONTENTS                                                            PAGE
-----------------------------------------------------------------------------------------             -------------------------
PART I                   FINANCIAL INFORMATION

                         Item 1.    Financial Statements
                                    Consolidated Statements of Income -                                          1
                                    Three months and six months ended March 31, 2003
                                    and 2002

                                    Consolidated Balance Sheets -                                                2
                                    March 31, 2003 and September 30, 2002

                                    Consolidated Statements of Cash Flows -                                      3
                                    Six months ended March 31, 2003 and 2002

                                    Notes to Consolidated Financial Statements                                   4

                         Item 2.    Management's Discussion and Analysis of Financial                            7
                                    Condition and Results of Operations

                         Item 3.    Quantitative and Qualitative Disclosures About                              14
                                    Market Risk

                         Item 4.    Controls and Procedures                                                     15


PART II                  OTHER INFORMATION

                         Item 4.   Submission of Matters to a Vote of Security
                                   Holders                                                                      15

                         Item 6.   Exhibits and Reports on Form 8-K                                             16

SIGNATURES                                                                                                      16

CERTIFICATIONS                                                                                                  17

EXHIBITS

                         99.6      Sarbanes-Oxley Act Section 906 Certification                                 19

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                  LEE ENTERPRISES, INCORPORATED

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                             March 31                        March 31
---------------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                             2003            2002                2003            2002
---------------------------------------------------------------------------------------------------------------------------------
Operating revenue:
   Advertising                                                    $   103,082   $    61,332         $   221,884      $   133,009
   Circulation                                                         33,113        20,030              66,725           40,452
   Other                                                               19,138        15,146              37,271           30,407
---------------------------------------------------------------------------------------------------------------------------------
                                                                      155,333        96,508             325,880          203,868
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation                                                        67,414        40,598             135,906           81,082
   Newsprint and ink                                                   13,316         8,153              27,766           17,930
   Depreciation                                                         4,811         3,517               9,220            7,500
   Amortization of intangible assets                                    6,902         1,818              13,864            3,676
   Other                                                               37,249        23,975              75,606           49,606
---------------------------------------------------------------------------------------------------------------------------------
                                                                      129,692        78,061             262,362          159,794
---------------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net
  income of associated companies                                       25,641        18,447              63,518           44,074
Equity in net income of associated companies                            1,553         1,752               3,771            3,929
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       27,194        20,199              67,289           48,003
---------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense), net:
   Financial income                                                       203         2,468                 543            5,235
   Financial expense                                                   (4,270)       (2,844)             (8,960)          (5,882)
   Other, net                                                             (43)           (1)               (387)            (308)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (4,110)         (377)             (8,804)            (955)
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  23,084        19,822              58,485           47,048
Income tax expense                                                      8,460         7,155              21,383           16,767
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      14,624        12,667              37,102           30,281
---------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from discontinued operations, net of
income tax effect                                                         -            (103)                 (1)            (140)
   Loss on disposition, net of income tax effect                          -             -                   (19)             -
---------------------------------------------------------------------------------------------------------------------------------
                                                                          -            (103)                (20)            (140)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    14,624   $    12,564         $    37,082      $    30,141
---------------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
   Basic:
     Continuing operations                                        $      0.33   $      0.29         $      0.84      $      0.68
     Discontinued operations                                               -             -                  -                -
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $      0.33   $      0.29         $      0.84      $      0.68
---------------------------------------------------------------------------------------------------------------------------------

   Diluted:
     Continuing operations                                        $      0.33   $      0.29         $      0.84      $      0.68
     Discontinued operations                                               -             -                  -                -
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $      0.33   $      0.29         $      0.84      $      0.68
---------------------------------------------------------------------------------------------------------------------------------

Dividends per common share                                        $      0.17   $      0.17         $      0.34      $      0.34
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                  LEE ENTERPRISES, INCORPORATED

                                                   CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31            September 30
(Thousands, except per share data)                                                           2003                  2002
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                          $       17,380         $       14,381
   Accounts receivable, net                                                                   55,403                 57,313
   Receivable from associated companies                                                         -                     1,500
   Inventories                                                                                 9,322                 10,166
   Other                                                                                      11,464                 10,798
   Assets of discontinued operations                                                            -                     7,723
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          93,569                101,881
---------------------------------------------------------------------------------------------------------------------------------
Investments                                                                                   28,243                 28,776
Property and equipment, net                                                                  199,773                204,297
Goodwill                                                                                     611,625                611,938
Other intangible assets                                                                      499,778                513,109
Other                                                                                          3,620                  3,829
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      $    1,436,608         $    1,463,830
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt                             $       36,600         $       14,600
   Accounts payable                                                                           17,158                 21,015
   Compensation and other accrued liabilities                                                 30,361                 32,591
   Income taxes payable                                                                        9,586                  5,103
   Dividends payable                                                                           7,552                  7,533
   Liabilities of discontinued operations                                                       -                       157
   Unearned revenue                                                                           29,268                 27,750
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    130,525                108,749
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                                    320,600                394,700
Deferred items                                                                               216,336                216,612
Other                                                                                            968                    995
Stockholders' equity:
   Serial convertible preferred stock, no par value;                                              -                      -
      authorized 500 shares: none issued
   Common Stock, $2 par value; authorized 60,000                                              69,938                 69,242
      shares; issued and outstanding:
         March 31, 2003 34,969 shares;
         September 30, 2002 34,621 shares
   Class B Common Stock, $2 par value; authorized                                             18,912                 19,380
      30,000 shares; issued and outstanding:
         March 31, 2003 9,456 shares;
         September 30, 2002 9,690 shares
   Additional paid-in capital                                                                 71,798                 67,084
   Unearned compensation                                                                      (3,339)                (1,845)
   Retained earnings                                                                         610,870                588,913
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             768,179                742,774
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      $    1,436,608         $    1,463,830
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                               LEE ENTERPRISES, INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
                                                                                                     March 31
---------------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                                   2003                2002
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income                                                                          $     37,082         $     30,141
   Loss from discontinued operations                                                             20                  140
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                            37,102               30,281
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization                                                             23,084               11,463
   Stock compensation expense                                                                 2,268                1,882
   Distributions in excess of current earnings of associated companies                          356                  198
   Other, net                                                                                 3,893               (3,586)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    66,703               40,238
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (required for) investing activities:
   Proceeds from sales of temporary cash investments, net                                       -                102,841
   Purchases of property and equipment                                                       (5,569)              (4,235)
   Proceeds from sales of assets                                                              3,970                7,130
   Other                                                                                       (532)                (148)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) investing activities                                     (2,131)             105,588
----------------------------------------------------------------------- -------------- ------------------ -------------------
Cash provided by (required for) financing activities:
   Payments on notes payable                                                                 (3,000)                 -
   Proceeds from long-term debt                                                              17,000                  -
   Payments on long-term debt                                                               (66,100)                 -
   Common stock transactions                                                                   (272)                (207)
   Dividends paid                                                                           (15,083)              (7,503)
   Other                                                                                      1,274                3,560
---------------------------------------------------------------------------------------------------------------------------------
Net cash required for financing activities                                                  (66,181)              (4,150)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) discontinued operations                                   4,608              (43,195)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                     2,999               98,481

Cash and cash equivalents:
   Beginning of period                                                                       14,381              272,169
---------------------------------------------------------------------------------------------------------------------------------
End of period                                                                          $     17,380         $    370,650
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1    Basis of Presentation

     The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2003 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2    Acquisitions

     In April 2002, the Company acquired the stock of Howard Publications, Inc. (Howard), a privately owned company comprised of 15 daily newspapers, 50% of the stock of Sioux City Newspapers, Inc. (SCN), and related specialty publications. The transaction was valued at approximately $696,800,000 after taking into account $50,000,000 of cash on the Howard balance sheet to be retained by the Company and other adjustments. Certain non-publishing businesses of Howard were not included in the transaction.

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

     The pro forma consolidated statement of income information for the three months and six months ended March 31, 2002, set forth below, presents the results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of the periods and is not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of the period.

      --------------------------------------------------------------------------
                                                 Three Months         Six Months
                                                    Ended               Ended
                                                   March 31            March 31
      (Thousands, except per common share data)     2002                 2002
      --------------------------------------------------------------------------

      Operating revenue                        $   148,862        $    315,563
      Income from continuing operations             14,283              34,140

      Earnings per common share:
         Basic                                  $     0.32        $       0.77
         Diluted                                      0.32                0.77
      --------------------------------------------------------------------------

3    Investment in Associated Companies

     The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations and also holds interests in internet service ventures.

     Summarized financial information of MNI is as follows:

     -----------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended             Six Months Ended
                                                                            March 31                      March 31
     -----------------------------------------------------------------------------------------------------------------------
     (Thousands)                                                      2003            2002          2003           2002
     -----------------------------------------------------------------------------------------------------------------------
     Operating revenue                                         $    26,591     $    24,400    $    55,798     $    50,870
     Operating expenses, excluding depreciation
        and amortization                                            20,058          17,718         40,523          36,043
     Depreciation and amortization                                   1,407             971          2,770           1,975
     Operating income                                                5,126           5,711         12,505          12,852
     Net income                                                      3,106           3,503          7,542           7,859
     -----------------------------------------------------------------------------------------------------------------------

     Debt of MNI totaled $32,344,000 at March 31, 2003 and September 30, 2002.

4    Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill are as follows:

     -----------------------------------------------------------------------------------------------------------------------
                                                                                                       Six Months Ended
     (Thousands)                                                                                        March 31 2003
     -----------------------------------------------------------------------------------------------------------------------
     Goodwill, beginning of period                                                                         $     611,938
     Goodwill adjustments related to acquisitions                                                                   (313)
     -----------------------------------------------------------------------------------------------------------------------
     Goodwill, end of period                                                                               $     611,625
     -----------------------------------------------------------------------------------------------------------------------

     Identified intangible assets related to continuing operations consist of the following:

     -----------------------------------------------------------------------------------------------------------------------
                                                                                           March 31          September 30
     (Thousands)                                                                            2003                2002
     -----------------------------------------------------------------------------------------------------------------------
     Unamortizable intangible assets:
        Mastheads                                                                     $     26,022          $     26,022
     Amortizable intangible assets:
        Noncompete convenants and consulting agreements                                     28,406                28,406
        Less accumulated amortization                                                      (23,063)              (21,967)
     -----------------------------------------------------------------------------------------------------------------------
                                                                                             5,343                 6,439
     -----------------------------------------------------------------------------------------------------------------------
        Customer and newspaper subscriber lists                                            525,757               525,224
        Less accumulated amortization                                                      (57,344)              (44,576)
     -----------------------------------------------------------------------------------------------------------------------
                                                                                           468,413               480,648
     -----------------------------------------------------------------------------------------------------------------------
                                                                                      $    499,778          $    513,109
     -----------------------------------------------------------------------------------------------------------------------

     Annual amortization of intangible assets related to continuing operations for the five years ending March 2008 is estimated to be $27,710,000, $26,425,000, $23,727,000, $23,216,000 and $23,037,000, respectively.

5    Stock Ownership Plans

     A summary of activity related to the Company's stock option plan is as follows:

     -----------------------------------------------------------------------------------------------------------------------
                                                                                                          Weighted Average
                                                                                                           Exercise Price
     (Thousands, except per common share data)                                             Shares
     -----------------------------------------------------------------------------------------------------------------------

     Outstanding at September 30, 2002                                                       1,049          $      29.04
     Granted                                                                                   300                 32.52
     Exercised                                                                                 (52)                25.56
     Cancelled                                                                                  (8)                30.79
     -----------------------------------------------------------------------------------------------------------------------
     Outstanding at March 31, 2003                                                           1,289          $      29.98
     -----------------------------------------------------------------------------------------------------------------------

     At March 31, 2003, the Company has three stock-based employee compensation plans. Prior to October 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized for grants under the stock option or stock purchase plans. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statements 123 and 148 been applied to all awards granted to employees after October 1, 1995. The cumulative effect of the adoption of Statements 123 and 148 decreased non-current deferred income tax liabilities and increased stockholders' equity by $1,518,000 at September 30, 2002.

     The impact of the adoption of Statements 123 and 148 on both income from continuing operations and diluted earnings per common share is as follows:

     -----------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                             Year Ended
     -----------------------------------------------------------------------------------------------------------------------
     (Thousands, except per               December 31       March 31         June 30         September 30     September 30
      common share data)                    2001              2002            2002              2002              2002
     -----------------------------------------------------------------------------------------------------------------------
     Income from continuing
       operations:
         As reported                      $  18,037       $  13,226        $ 30,756         $   19,010        $  81,029
         Additional stock
           compensation expense
           (net of income tax
           expense)                            (423)           (559)           (569)              (594)          (2,145)
     -----------------------------------------------------------------------------------------------------------------------
     As adjusted                          $  17,614       $  12,667        $ 30,187         $   18,416        $  78,884
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
     -----------------------------------------------------------------------------------------------------------------------

     Options to purchase 1,092,801 shares of common stock with a weighted average exercise price of $28.69 per share were outstanding at March 31, 2002.

6    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7    Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

     -----------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended               Six Months Ended
                                                                          March 31                        March 31
     -----------------------------------------------------------------------------------------------------------------------
     (Thousands, except per common share data)                      2003            2002             2003          2002
     -----------------------------------------------------------------------------------------------------------------------

     Income applicable to common stock:
        Continuing operations                                 $    14,624      $    12,667       $   37,102   $    30,281
        Discontinued operations                                      -                (103)             (20)         (140)
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $    14,624      $    12,564       $   37,082   $    30,141
     -----------------------------------------------------------------------------------------------------------------------

     Weighted average common shares outstanding                    44,423           44,164           44,397        44,125
     Less non-vested restricted stock                                 166              123              158           116
     -----------------------------------------------------------------------------------------------------------------------
     Basic average common shares                                   44,257           44,041           44,239        44,009
     Dilutive stock options and restricted stock                      148              290              140           277
     -----------------------------------------------------------------------------------------------------------------------
                                                                   44,405           44,331           44,379        44,286
     -----------------------------------------------------------------------------------------------------------------------
     Earnings per common share:
        Basic:
           Continuing operations                              $      0.33      $      0.29       $     0.84   $      0.68
           Discontinued operations                                   -                -                 -            -
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $      0.33      $      0.29       $     0.84   $      0.68
     -----------------------------------------------------------------------------------------------------------------------

        Diluted:
           Continuing operations                              $      0.33      $      0.29       $     0.84   $      0.68
           Discontinued operations                                   -                -                 -            -
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $      0.33      $      0.29       $     0.84   $      0.68
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

     On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (Interpretation 46). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities
     (SPE). This guidance will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require a minimum of 10%), such that the entity is able to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is not expected to have a material effect on the Company's Consolidated Financial Statements.

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and six months ended March 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2002 Annual Report on Form 10-K.

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

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in net income of associated companies, and operating cash flow margin (operating cash flow divided by operating income) represent non-GAAP financial measures that are used in the analyses below. A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in tables under the captions Operating Expenses and Results of Operations. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company's results from operations before depreciation and amortization. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

Same Property Comparisons

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property also excludes Madison Newspapers, Inc. (MNI), in order to comply with newly issued SEC regulations related to disclosure of non-GAAP financial measures. Lee owns 50% of the capital stock of MNI which for financial reporting purposes is reported using the equity method of accounting.


CONTINUING OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                   March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                      2003             2002         Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $   155,333    $    96,508            61.0%
Operating cash flow                                                             37,354         23,782            57.1
Operating income                                                                27,194         20,199            34.6
Nonoperating expense, net                                                       (4,110)          (377)             NM
Income from continuing operations                                               14,624         12,667            15.4

Earnings per common share:
   Basic                                                                   $      0.33    $      0.29            13.8%
   Diluted                                                                        0.33           0.29            13.8
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31                           Percent Change
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                 2003              2002              Total         Same Property
-----------------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                             $    60,771        $   36,682             65.7%              3.0%
   National                                                 3,760             2,484             51.4              (3.4)
   Classified:
      Employment                                            9,247             5,097             81.4              (0.8)
      Automotive                                            9,538             4,857             96.4               1.8
      Real estate                                           7,482             3,655            104.7              12.3
      All other                                            12,284             8,557             43.6               0.3
-----------------------------------------------------------------------------------------------------------------------------
   Total classified                                        38,551            22,166             73.9               2.4
-----------------------------------------------------------------------------------------------------------------------------
Total advertising                                         103,082            61,332             68.1               2.5
-----------------------------------------------------------------------------------------------------------------------------
Circulation                                                33,113            20,030             65.3              (0.3)
Other:
   Commercial printing                                      5,198             5,129              1.3              (4.8)
   Online                                                   2,698             1,572             71.6              35.6
   Niche publications and other                            11,242             8,445             33.1              16.9
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenue                               $   155,333        $   96,508             61.0%              3.3%
-----------------------------------------------------------------------------------------------------------------------------

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $56,643,000 of revenue growth in the current year quarter. Businesses sold in the year ended September 2002, but still included in continuing operations, did not impact the current year quarter but accounted for $1,013,000 of revenue in the prior year quarter. See Note 2 to the Consolidated Financial Statements included herein.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The quarter ended March 31, 2003 had the same number of Sundays as the same period last year.

For the quarter  ended March 31, 2003,  total same  property  revenue  increased
$3,195,000, or 3.3%, and total same property advertising revenue increased $1,515,000, or 2.5%. Same property retail revenue increased $1,081,000, or 3.0%. Average same property retail rate, excluding preprint insertions, increased 2.7%.

Same property classified advertising revenue increased approximately 2.4% for the quarter ended March 31, 2003, the second consecutive quarterly increase. Higher margin employment advertising at the daily newspapers decreased 0.8% on a same property basis for the quarter, but was more than offset by a significant same property revenue increase in real estate of 12.3%. Real estate interest rates remain favorable. Same property automotive classified advertising increased 1.8%. Same property average classified rate declined 0.1%.

Advertising lineage, as reported on a same property basis for the Company's daily newspapers, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                      March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                            2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Retail                                                                           1,345          1,319             2.0%
National                                                                            69             83           (16.9)
Classified                                                                       1,319          1,290             2.2
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 2,733          2,692             1.5%
-----------------------------------------------------------------------------------------------------------------------------

Same property circulation revenue decreased $54,000, or 0.3%, in the current year quarter. The Company's unaudited same property average daily newspaper circulation units increased 0.2% and Sunday circulation declined 0.1% for the three months ended March 2003, compared to the same period in the prior year. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue declined $245,000, or 4.8%. Same property online revenue increased $559,000, or 35.6%, due to growth in advertising revenue and cross-selling with the Company's newspapers.

Operating Expenses and Results of Operations

The following table sets forth the Company's operating expenses and results of operations, as reported in the Consolidated Financial Statements:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                      March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                   2003             2002         Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Compensation                                                               $  67,414      $   40,598             66.1%
Newsprint and ink                                                             13,316           8,153             63.3
Other operating expenses                                                      37,249          23,975             55.4
-----------------------------------------------------------------------------------------------------------------------------
                                                                             117,979          72,726             62.2
-----------------------------------------------------------------------------------------------------------------------------
Operating cash flow                                                           37,354          23,782             57.1
Depreciation and amortization                                                 11,713           5,335            119.6
-----------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income
  of associated companies                                                     25,641           18,447            39.0
Equity in net income of associated companies                                   1,553            1,752           (11.4)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                           $  27,194      $    20,199            34.6%
-----------------------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $45,253,000, or 62.2%. All categories of expenses were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $42,693,000 of operating costs, excluding depreciation and amortization, in the current year quarter. Businesses sold did not impact operating expenses in the current year quarter, but accounted for $1,062,000 of operating expenses other than depreciation and amortization in the prior year quarter. On a same property basis, such costs increased 3.6%. Compensation expense increased $26,816,000, or 66.1%, in the current year quarter due to costs of acquired businesses and a 7.0% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in the prior year quarter contributed to the increase in same property costs. Same property full time equivalent employees decreased 1.4% year over year. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 4.1% in the current year quarter. Newsprint and ink costs increased $5,163,000, or 63.3%, in the current year quarter as volume increases related to acquired businesses more than offset same property declines. Same property newsprint and ink expense decreased by 5.1% in the quarter and volume declined 2.4%. Other operating costs, exclusive of depreciation and amortization, increased $13,274,000, or 55.4%, in the current year quarter. On a same property basis, other operating costs increased 1.3%. The increase in depreciation and amortization expense is primarily due to the acquisitions of Howard and SCN.

Operating cash flow improved 57.1% to $37,354,000 in the current year quarter from $23,782,000 in the prior year. Operating cash flow margin declined to 24.0% from 24.6% in the prior year. Lower newsprint prices were offset by lower margins of acquired businesses and other cost increases as noted above. Operating income increased 34.6% to $27,194,000. Operating income margin decreased to 17.5% from 20.9% for the same reasons, but was further impacted by a higher level of amortization expense from acquisitions.

Nonoperating Income and Expense

Financial income decreased $2,265,000 to $203,000. The Company's invested balances were substantially reduced in April 2002 by the acquisition of Howard. Financial expense increased due to debt from the acquisitions of Howard and SCN, offset by lower interest rates and debt reduction from operating cash flow.

Overall Results

The effective income tax rates were 36.6% and 36.1% for the quarters ended March 31, 2003 and 2002, respectively. The prior year tax rate was lower primarily due to tax-exempt interest income.

As a result of all of the above, earnings per diluted common share from continuing operations increased 13.8% to $0.33 per share from $0.29 per share in the prior year quarter. The adoption of FASB Statements 123 and 148 reduced the prior year's quarterly results by $0.01 per share.

CONTINUING OPERATIONS - SIX MONTHS ENDED MARCH 31, 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                      March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                        2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $   325,880    $   203,868            59.8%
Operating cash flow                                                             86,602         55,250            56.7
Operating income                                                                67,289         48,003            40.2
Nonoperating expense, net                                                       (8,804)          (955)             NM
Income from continuing operations                                               37,102         30,281            22.5

Earnings per common share:
   Basic                                                                   $    0.84      $      0.68            23.5%
   Diluted                                                                      0.84             0.68            23.5
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                Six Months Ended                         Percent Change
                                                                   March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                2003               2002              Total         Same Property
-----------------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                             $   136,612       $    82,626             65.3%              3.1%
   National                                                 7,832             5,154             52.0              (4.2)
   Classified:
      Employment                                           17,997            10,187             76.7              (2.6)
      Automotive                                           19,648            10,169             93.2               1.3
      Real estate                                          14,655             7,505             95.3               9.1
      All other                                            25,140            17,368             44.7               1.9
-----------------------------------------------------------------------------------------------------------------------------
   Total classified                                        77,440            45,229             71.2               1.9
-----------------------------------------------------------------------------------------------------------------------------
Total advertising                                         221,884           133,009             66.8               2.4
-----------------------------------------------------------------------------------------------------------------------------
Circulation                                                66,725            40,452             64.9              (0.2)
Other:
   Commercial printing                                     10,857            11,003             (1.3)             (7.3)
   Online                                                   5,179             3,046             70.0              37.3
   Niche publications and other                            21,235            16,358             29.8              12.9
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenue                               $   325,880       $   203,868             59.8%              2.7%
-----------------------------------------------------------------------------------------------------------------------------

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $119,685,000 of revenue growth in the six months ended March 31, 2003. Businesses sold in the year ended September 2002, but still included in continuing operations, did not impact the six months ended March 31, 2003 but accounted for $3,148,000 of revenue in the prior year six month period.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The six months ended March 31, 2003 had the same number of Sundays as the same period last year.

For the six months ended March 31, 2003, total same property  revenue  increased
$5,475,000, or 2.7%, and total same property advertising revenue increased $3,107,000, or 2.4%. Same property retail revenue increased $2,469,000, or 3.1%. Same property average retail rate, excluding preprint insertions, increased 3.0%.

Same property classified advertising revenue increased approximately 1.9% for the six months ended March 31, 2003. Higher margin employment advertising at the daily newspapers decreased 2.6% for the six month period, but was more than offset by a significant revenue increase in same property real estate of 9.1%. Real estate interest rates remain favorable. Same property automotive advertising increased 1.3%. Same property classified average rates increased 0.3%.

Advertising lineage, as reported on a same property basis for the Company's daily newspapers, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                       March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                             2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Retail                                                                           3,057          3,045             0.4%
National                                                                           145            172           (15.7)
Classified                                                                       2,712          2,685             1.0
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 5,914          5,902             0.2%
-----------------------------------------------------------------------------------------------------------------------------

Same property circulation revenue decreased $61,000, or 0.2%, in the current year six month period. The Company's same property ABC Publisher's Statement FAS/FAX showed that average daily newspaper circulation units increased 1.1% and Sunday circulation declined 0.1% for the six months ended March 2003, compared to the same period in the prior year. Overall daily circulation increased 0.7% and Sunday increased 0.3% due to improving circulation of newspapers acquired in 2002. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue declined $806,000, or 7.3%. Same property online revenue increased $1,134,000, or 37.3%, due to growth in advertising revenue and cross-selling with the Company's newspapers.

Operating Expenses and Results of Operations

The following table sets forth the Company's operating expenses and results of operations, as reported in the Consolidated Financial Statements:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                    March 31
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                   2003            2002          Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Compensation                                                             $   135,906      $   81,082             67.6%
Newsprint and ink                                                             27,766          17,930             54.9
Other operating expenses                                                      75,606          49,606             52.4
-----------------------------------------------------------------------------------------------------------------------------
                                                                             239,278         148,618             61.0
-----------------------------------------------------------------------------------------------------------------------------
Operating cash flow                                                           86,602          55,250             56.7
Depreciation and amortization                                                 23,084          11,176            106.5
-----------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income
  of associated companies                                                     63,518          44,074            44.1
Equity in net income of associated companies                                   3,771           3,929            (4.0)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                         $    67,289      $   48,003            40.2%
-----------------------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $90,660,000, or 61.0%. All categories of expenses were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. In total, acquisitions accounted for $86,179,000 of operating costs, excluding depreciation and amortization, in the current year six month period. Businesses sold did not impact operating expenses in the current year six month period, but accounted for $2,780,000 of operating expenses other than depreciation and amortization in the prior year six month period. On a same property basis, such costs increased 2.9%. Compensation expense increased $54,824,000, or 67.6%, in the current year six month period due to costs of acquired businesses and a 7.1% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in the prior year six month period contributed to the increase in same property costs. Same property full time equivalent employees decreased 1.1% year over year. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 4.3% in the current year six month period. Newsprint and ink costs increased $9,836,000, or 54.9%, in the current year six month period as volume increases related to acquired businesses and price increases more than offset same property declines. Same property newsprint and ink expense decreased by 10.1% in the six month period and volume declined 1.8%. Other operating costs, exclusive of depreciation and amortization, increased $26,000,000, or 52.4%, in the current year six month period. On a same property basis, other operating costs increased 1.4%. The increase in depreciation and amortization expense is primarily due to the acquisitions of Howard and SCN.

Operating cash flow improved 56.7% to $86,602,000 in the current year six month period from $55,250,000 in the prior year. Operating cash flow margin declined to 26.6% from 27.1% in the prior year. Lower newsprint prices were offset by lower margins of acquired businesses and other cost increases as noted above. Operating income increased 40.2% to $67,289,000. Operating income margin decreased to 20.6% from 23.5% for the same reasons, but was further impacted by a higher level of amortization expense from acquisitions.

Nonoperating Income and Expense

Financial income decreased $4,692,000 to $543,000. The Company's invested balances were substantially reduced in April 2002 by the acquisition of Howard. Financial expense increased due to debt from the acquisitions of Howard and SCN, offset by lower interest rates and debt reduction from operating cash flow.

Overall Results

The effective income tax rates were 36.6% and 35.6% for the six month period ended March 31, 2003 and 2002, respectively. The prior year tax rate was lower primarily due to tax-exempt interest income.

As a result of all of the above, earnings per diluted common share from continuing operations increased 23.5% to $0.84 per share from $0.68 per share in the prior year six month period. The adoption of FASB Statements 123 and 148 reduced the prior year's results by $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $66,703,000 for the six months ended March 31, 2003 and $40,238,000 for the same period in 2002. Increased income from continuing operations and changes in working capital account for the change between years.

Cash required for investing activities totaled $2,131,000 for the six months ended March 31, 2003, and provided $105,588,000 in the same period in 2002. Proceeds from the sale of temporary cash investments were responsible for the primary source of funds in the prior year.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $19,000,000 in 2003, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $66,181,000 during the six months ended March 31, 2003, and $4,150,000 in the prior year. Debt repayments totaling $69,100,000 and dividends were the primary uses of funds in the current year period.

Cash provided by discontinued operations totaling $4,608,000 in the current year primarily reflects net proceeds from the sale of businesses. Cash required for discontinued operations totaled $43,195,000 during the six months ended March 31, 2002, primarily for income tax payments related to the gain on sale of discontinued operations.

Cash and cash equivalents increased $2,999,000 for the six months ended March 31, 2003 and $98,481,000 for the same period in 2002.

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

In February 2003, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in March 2003. The final extent of changes in current prices, if any, is subject to negotiation between such manufacturers and the Company.

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

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $2,070,000, based on floating rate debt outstanding at March 31, 2003, excluding MNI.

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

A $10 per metric ton newsprint price increase would result in, excluding MNI, an annualized reduction in income from continuing operations before income taxes of approximately $1,115,000, based on anticipated consumption in 2003.

Sensitivity to Changes in Value

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed-rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is the Company's fixed-rate debt, which totals $150,200,000 at March 31, 2003.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 31, 2003 is approximately $6,682,000. There is no impact on operating results from such changes in interest rates.

Item 4.   Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of March 31, 2003, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since March 31, 2003.

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on January 22, 2003.

William E. Mayer, Gregory P. Schermer, and Mark Vittert were elected as directors for a three-year terms expiring at the 2005 annual meeting.

Votes were cast, all by proxy, for nominees for director as follows:
--------------------------------------------------------------------------------
                                            For                        Withheld
--------------------------------------------------------------------------------
William E. Mayer                        107,803,581                   620,570
Gregory P. Schermer                     103,726,652                 4,697,499
Mark Vittert                            107,434,994                   988,157
--------------------------------------------------------------------------------

The Stock Plan for Non-Employee Directors (Stock Plan) was amended to increase the number of shares annually awarded to non-employee directors to 1,500 shares from 500 shares and to increase the number of shares reserved for the Stock Plan from 50,000 shares to 150,000 shares. Votes were 98,256,614 for the amendment and 9,545,819 against the amendment, with 621,718 that abstained from voting.

Item 6.   Exhibits and Reports on Form 8-K

                                    Exhibits

Exhibit 99.6   Sarbanes-Oxley Act Section 906 Certification


                               Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt                                         DATE:  May 14, 2003
-----------------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

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

Date:    May 14, 2003




                                 /s/ Mary E. Junck
                                 ----------------------------------------------
                                 Mary E. Junck
                                 Chairman, President and Chief Executive Officer

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

Date:    May 14, 2003




                           /s/ Carl G. Schmidt
                           ----------------------------------------------------
                           Carl G. Schmidt
                           Vice President, Chief Financial Officer and Treasurer

EXHIBIT 99.6

The following statement is being furnished to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re:  Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1349), each of the undersigned hereby certifies that to our knowledge:

(i) this quarterly report on Form 10-Q for the period ended March 31, 2003 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 14th day of May, 2003

/s/ Mary E. Junck                        /s/ Carl G. Schmidt
--------------------------------         -------------------------------------
Mary E. Junck                            Carl G. Schmidt
Chairman, President and                  Vice President, Chief Financial Officer
Chief Executive Officer                  and Treasurer



A signed  original of this  written  statement  required by Section 906 has been provided to Lee Enterprises, Incorporated and will be retained by Lee Enterprises, Incorporated and furnished to the Securities and Exchange Commission upon request.