Form 10-Q
period 2003-06-30
LEE ENTERPRISES INC
filed 2003-08-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2003

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


Indicate by check mark whether the Registrant(1) has filed all reports required required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of June 30, 2003, 35,270,008 shares of Common Stock and 9,313,656 shares of Class B Common Stock of the Registrant were outstanding.

                                             LEE ENTERPRISES, INCORPORATED

                                 TABLE OF CONTENTS                                                             PAGE
------------------------------------------------------------------------------------------------------------------------------

PART I                   FINANCIAL INFORMATION

                         Item 1.    Financial Statements
                                    Consolidated Statements of Income -                                          1
                                    Three months and nine months ended June 30, 2003
                                    and 2002

                                    Consolidated Balance Sheets -                                                2
                                    June 30, 2003 and September 30, 2002
                                    Consolidated Statements of Cash Flows -                                      3
                                    Nine months ended June 30, 2003 and 2002

                                    Notes to Consolidated Financial Statements                                   4

                         Item 2.    Management's Discussion and Analysis of Financial                            8
                                    Condition and Results of Operations

                         Item 3.    Quantitative and Qualitative Disclosures About                              15
                                    Market Risk

                         Item 4.    Controls and Procedures                                                     16



PART II                  OTHER INFORMATION

                         Item 6.   Exhibits and Reports on Form 8-K                                             17

SIGNATURES                                                                                                      17

EXHIBITS                 31        Rule 13a-14(a)/15d-14(a) Certifications

                         32        Section 1350 Certifications


                                                 PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                 LEE ENTERPRISES, INCORPORATED

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended               Nine Months Ended
                                                                             June 30                          June 30
----------------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                             2003            2002              2003             2002
----------------------------------------------------------------------------------------------------------------------------------

Operating revenue:
   Advertising                                                    $   115,099    $  110,208         $   336,983      $   243,217
   Circulation                                                         33,052        31,567              99,777           72,019
   Other                                                               20,098        17,771              57,369           48,178
----------------------------------------------------------------------------------------------------------------------------------
                                                                      168,249       159,546             494,129          363,414
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Compensation                                                        67,884        63,280             203,790          144,362
   Newsprint and ink                                                   15,124        13,258              42,890           31,188
   Depreciation                                                         4,483         6,367              13,703           13,867
   Amortization of intangible assets                                    6,964         5,830              20,828            9,506
   Other                                                               37,680        37,216             113,286           86,822
----------------------------------------------------------------------------------------------------------------------------------
                                                                      132,135       125,951             394,497          285,745
----------------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net
  income of associated companies                                       36,114        33,595              99,632           77,669
Equity in net income of associated companies                            1,962         2,867               5,733            6,796
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       38,076        36,462             105,365           84,465
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense), net:
   Financial income                                                       373           470                 916            5,705
   Financial expense                                                   (4,072)       (5,117)            (13,032)         (10,999)
   Other, net                                                            (408)            9                (795)            (299)
----------------------------------------------------------------------------------------------------------------------------------
                                                                       (4,107)       (4,638)            (12,911)          (5,593)
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  33,969        31,824              92,454           78,872
Income tax expense                                                     12,511         1,637              33,894           18,404
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      21,458        30,187              58,560           60,468
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Gain (loss) from discontinued operations, net
     of income tax effect                                                 -              33                  (1)            (197)
   Gain (loss) on disposition, net of income tax effect                   -           1,300                 (19)           1,390
----------------------------------------------------------------------------------------------------------------------------------
                                                                          -           1,333                 (20)           1,193
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    21,458   $    31,520         $    58,540      $    61,661
----------------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
   Basic:
     Continuing operations                                        $      0.48   $      0.68         $      1.32      $      1.37
     Discontinued operations                                               -           0.03                 -               0.03
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $      0.48   $      0.71         $      1.32      $      1.40
----------------------------------------------------------------------------------------------------------------------------------

   Diluted:
     Continuing operations                                        $      0.48   $      0.68         $      1.32      $      1.36
     Discontinued operations                                               -           0.03                 -               0.03
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $      0.48   $      0.71         $      1.32      $      1.39
----------------------------------------------------------------------------------------------------------------------------------

Dividends per common share                                        $      0.17   $      0.17         $      0.51      $      0.51
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                   LEE ENTERPRISES, INCORPORATED

                                                    CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30             September 30
(Thousands, except per share data)                                                           2003                  2002
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $       20,960         $       14,381
   Accounts receivable, net                                                                   59,663                 57,313
   Receivable from associated companies                                                         -                     1,500
   Inventories                                                                                 8,828                 10,166
   Other                                                                                      12,342                 10,798
   Assets of discontinued operations                                                            -                     7,723
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         101,793                101,881
----------------------------------------------------------------------------------------------------------------------------------
Investments                                                                                   28,466                 28,776
Property and equipment, net                                                                  197,919                204,297
Goodwill                                                                                     611,486                611,938
Other intangible assets                                                                      492,814                513,109
Other                                                                                          3,551                  3,829
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $    1,436,029         $    1,463,830
----------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt                             $       36,600         $       14,600
   Accounts payable                                                                           17,679                 21,015
   Compensation and other accrued liabilities                                                 31,966                 32,591
   Income taxes payable                                                                       13,913                  5,103
   Dividends payable                                                                           7,574                  7,533
   Unearned revenue                                                                           28,575                 27,750
   Liabilities of discontinued operations                                                       -                       157
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    136,307                108,749
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current maturities                                                    294,600                394,700
Deferred items                                                                               216,429                216,612
Other                                                                                            895                    995
Stockholders' equity:
   Serial convertible preferred stock, no par value;                                            -                      -
      authorized 500 shares: none issued
   Common Stock, $2 par value; authorized 60,000                                              70,540                 69,242
      shares; issued and outstanding:
         June 30, 2003 35,270 shares;
         September 30, 2002 34,621 shares
   Class B Common Stock, $2 par value; authorized                                             18,628                 19,380
      30,000 shares; issued and outstanding:
         June 30, 2003 9,314 shares;
         September 30, 2002 9,690 shares
   Additional paid-in capital                                                                 76,774                 67,084
   Unearned compensation                                                                      (2,899)                (1,845)
   Retained earnings                                                                         624,755                588,913
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             787,798                742,774
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $    1,436,029         $    1,463,830
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                               LEE ENTERPRISES, INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
                                                                                                      June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                                  2003                2002
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities:
   Net income                                                                          $     58,540         $     61,661
   Gain (loss) from discontinued operations                                                     (20)               1,193
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                            58,560               60,468
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization                                                             34,531               23,373
   Stock compensation expense                                                                 3,447                2,875
   Distributions in excess of (less than) current earnings of associated
companies                                                                                      (108)               3,330
   Other, net                                                                                 5,766               (5,236)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   102,196               84,810
----------------------------------------------------------------------- -------------- ------------------ -------------------
----------------------------------------------------------------------- -------------- ------------------ -------------------
Cash provided by (required for) investing activities:
   Proceeds from sales of temporary cash investments, net                                       -                211,221
   Purchases of property and equipment                                                       (8,450)              (7,775)
   Acquisitions, net                                                                           (482)            (697,233)
   Proceeds from sales of assets                                                              4,435                7,075
   Other                                                                                        (75)                 232
-----------------------------------------------------------------------------------------------------------------------------
Net cash required for investing activities                                                   (4,572)            (486,480)
----------------------------------------------------------------------- -------------- ------------------ -------------------
Cash provided by (required for) financing activities:
   Payments on notes payable                                                                 (3,000)                -
   Proceeds from long-term debt                                                              26,000              264,000
   Payments on long-term debt                                                              (101,100)             (11,600)
   Common stock transactions                                                                   (272)                (322)
   Dividends paid                                                                           (22,635)             (15,014)
   Other                                                                                      5,362                3,409
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (required for) financing activities                                    (95,645)             240,473
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (required for) discontinued operations                                   4,600              (43,162)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          6,579             (204,359)

Cash and cash equivalents:
   Beginning of period                                                                       14,381              272,169
-----------------------------------------------------------------------------------------------------------------------------
End of period                                                                          $     20,960         $     67,810
-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          LEE ENTERPRISES, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1    Basis of Presentation

     The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2003 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     The pro forma consolidated statement of income information for the nine months ended June 30, 2002, set forth below, presents the results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of the period and is not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of the period.

      --------------------------------------------------------------------------
                                                                Nine Months
                                                                   Ended
                                                                  June 30
      (Thousands, except per common share data)                    2002
      --------------------------------------------------------------------------

      Operating revenue                                        $    479,563
      Income from continuing operations                              65,081

      Earnings per common share:
         Basic                                                 $       1.48
         Diluted                                                       1.47
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

     Summarized financial information of MNI is as follows:

      -----------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended            Nine Months Ended
                                                                            June 30                       June 30
      -----------------------------------------------------------------------------------------------------------------------
      (Thousands)                                                     2003            2002          2003           2002
      -----------------------------------------------------------------------------------------------------------------------
      Operating revenue                                        $    28,794     $    27,980    $    84,592     $    78,850
      Operating expenses, excluding depreciation
         and amortization                                           20,813          19,214         61,336          55,257
      Depreciation and amortization                                  1,473           1,407          4,243           3,382
      Operating income                                               6,508           7,359         19,013          20,211
      Net income                                                     3,924           4,395         11,466          12,254
      -----------------------------------------------------------------------------------------------------------------------

      Debt of MNI totaled $32,344,000 at June 30, 2003 and September 30, 2002.

4     Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill are as follows:

      -----------------------------------------------------------------------------------------------------------------------
                                                                                                       Nine Months Ended
      (Thousands)                                                                                        June 30, 2003
      -----------------------------------------------------------------------------------------------------------------------

      Goodwill, beginning of period                                                                          $    611,938
      Goodwill adjustments related to acquisitions                                                                   (452)
      -----------------------------------------------------------------------------------------------------------------------
      Goodwill, end of period                                                                                $    611,486
      -----------------------------------------------------------------------------------------------------------------------

      Identified intangible assets related to continuing operations consist of the following:

      -----------------------------------------------------------------------------------------------------------------------
                                                                                           June 30           September 30
      (Thousands)                                                                            2003                2002
      -----------------------------------------------------------------------------------------------------------------------

      Unamortizable intangible assets:
         Mastheads                                                                    $     26,022           $     26,022
      Amortizable intangible assets:
         Noncompete covenants and consulting agreements                                     28,431                 28,406
         Less accumulated amortization                                                     (23,611)               (21,967)
      -----------------------------------------------------------------------------------------------------------------------
                                                                                             4,820                  6,439
      -----------------------------------------------------------------------------------------------------------------------
         Customer and newspaper subscriber lists                                           525,732                525,224
         Less accumulated amortization                                                     (63,760)               (44,576)
      -----------------------------------------------------------------------------------------------------------------------
                                                                                           461,972                480,648
      -----------------------------------------------------------------------------------------------------------------------
                                                                                      $    492,814           $    513,109
      -----------------------------------------------------------------------------------------------------------------------

      Annual amortization of intangible assets related to continuing operations for the five years ending June 2008 is estimated to be $27,834,000, $25,984,000, $23,374,000, $23,367,000 and $23,062,000 respectively.

5     Stock Ownership Plans

      A summary of activity related to the Company's stock option plan is as follows:

      ----------------------------------------------------------------------------------------------------------------------
                                                                                                              Weighted
                                                                                                               Average
                                                                                                           Exercise Price
      (Thousands, except per common share data)                                            Shares
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at September 30, 2002                                                      1,049            $   29.04
      Granted                                                                                  301                32.52
      Exercised                                                                               (127)               24.99
      Cancelled                                                                                 (8)               30.79
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at June 30, 2003                                                           1,215            $   30.31
      ----------------------------------------------------------------------------------------------------------------------

     Options to purchase 1,071,011 shares of common stock with a weighted average exercise price of $28.95 per share were outstanding at June 30, 2002.

     At June 30, 2003, the Company has three stock-based employee compensation plans. Prior to October 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized for grants under the stock option or stock purchase plans. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statements 123 and 148 been applied to all awards granted to employees after October 1, 1995. The cumulative effect of the adoption of Statements 123 and 148 decreased non-current deferred income tax liabilities and increased stockholders' equity by $1,518,000 at September 30, 2002.

     The impact of the adoption of Statements 123 and 148 on both income from continuing operations and diluted earnings per common share is as follows:

      -----------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended
      -----------------------------------------------------------------------------------------------------     Year Ended
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

7    Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

     -----------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended              Nine Months Ended
                                                                           June 30                        June 30
     -----------------------------------------------------------------------------------------------------------------------
     (Thousands, except per common share data)                      2003            2002            2003          2002
     -----------------------------------------------------------------------------------------------------------------------
     Income applicable to common stock:
        Continuing operations                                 $    21,458      $    30,187       $   58,560      $ 60,468
        Discontinued operations                                      -               1,333              (20)        1,193
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $    21,458      $    31,520       $   58,540   $    61,661
     -----------------------------------------------------------------------------------------------------------------------

     Weighted average common shares outstanding                    44,517           44,265           44,437        44,172
     Less non-vested restricted stock                                 166              121              160           118
     -----------------------------------------------------------------------------------------------------------------------
     Basic average common shares                                   44,351           44,144           44,277        44,054
     Dilutive stock options and restricted stock                      223              330              167           295
     -----------------------------------------------------------------------------------------------------------------------
     Diluted average common shares                                 44,574           44,474           44,444        44,349
     -----------------------------------------------------------------------------------------------------------------------

     Earnings per common share:
        Basic:
           Continuing operations                              $      0.48      $      0.68       $     1.32   $      1.37
           Discontinued operations                                   -                0.03              -            0.03
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $      0.48      $      0.71       $     1.32   $      1.40
     -----------------------------------------------------------------------------------------------------------------------

        Diluted:
           Continuing operations                              $      0.48      $      0.68       $     1.32   $      1.36
           Discontinued operations                                   -                0.03              -            0.03
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                               $      0.48      $      0.71       $     1.32   $      1.39
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

     On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, (Interpretation 46). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities
     (SPE). This guidance will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require a minimum of 10%), such that the entity is able to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is not expected to have a material effect on the Company's Consolidated Financial Statements.

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Statement 150 is effective for the Company for the three months ending September 30, 2003 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and nine months ended June 30, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2002 Annual Report on Form 10-K.

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

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in net income of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analyses below. A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in tables under the captions Operating Expenses and Results of Operations. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company's results from operations before depreciation and amortization. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

Same Property Comparisons

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons also exclude Madison Newspapers, Inc. (MNI), in order to comply with newly issued SEC regulations related to disclosure of non-GAAP financial measures. Lee owns 50% of the capital stock of MNI, which for financial reporting purposes is reported using the equity method of accounting. Same property comparisons similarly exclude corporate office costs.

CONTINUING OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                                   June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                      2003           2002         Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $   168,249    $   159,546             5.5%
Operating cash flow                                                             47,561         45,792             3.9
Operating income                                                                38,076         36,462             4.4
Nonoperating expense, net                                                       (4,107)        (4,638)          (11.4)
Income from continuing operations                                               21,458         30,187           (28.9)

Earnings per common share:
   Basic                                                                   $      0.48    $      0.68           (29.4)%
   Diluted                                                                        0.48           0.68           (29.4)
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                        Percent Change
                                                                   June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                2003             2002                Total       Same Property
-----------------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                             $    68,881        $   65,244              5.6%              1.1%
   National                                                 3,963             3,770              5.1              (1.3)
   Classified:
      Employment                                            9,778             9,392              4.1             (10.7)
      Automotive                                           10,538             9,120             15.5               0.5
      Real estate                                           8,195             6,442             27.2               7.2
      All other                                            13,744            16,240            (15.4)             (7.4)
-----------------------------------------------------------------------------------------------------------------------------
   Total classified                                        42,255            41,194              2.6              (2.9)
-----------------------------------------------------------------------------------------------------------------------------
Total advertising                                         115,099           110,208              4.4              (0.5)
-----------------------------------------------------------------------------------------------------------------------------
Circulation                                                33,052            31,567              4.7              (0.8)
Other:
   Commercial printing                                      5,691             5,808             (2.0)             (1.2)
   Online                                                   3,106             1,994             55.8              28.7
   Niche publications and other                            11,301             9,969             13.4              12.1
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenue                               $   168,249        $  159,546              5.5%              1.0%
-----------------------------------------------------------------------------------------------------------------------------

Revenue in the current year quarter was impacted by the acquisition of the remaining 50% of Sioux City Newspapers (SCN) in July 2002. In the prior year quarter, SCN was accounted for using the equity method. In total, acquisitions accounted for $62,292,000 of revenue in the current year quarter and $54,193,000 in the prior year quarter. SCN added $5,718,000 of revenue in the current year quarter. Businesses sold in the year ended September 2002, but still included in continuing operations, did not impact the current year quarter but accounted for $450,000 of revenue in the prior year quarter. See Note 2 to the Consolidated Financial Statements included herein.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The quarter ended June 30, 2003 had the same number of Sundays as the same period last year.

For the quarter  ended June 30,  2003,  total same  property  revenue  increased
$1,052,000, or 1.0%, and total same property advertising revenue decreased $328,000 or 0.5%. Same property retail revenue increased $437,000 or 1.1%. Same property average retail rate, excluding preprint insertions, increased 5.1%.

Same property classified advertising revenue decreased approximately 2.9% for the quarter ended June 30, 2003. Higher margin employment advertising at the daily newspapers decreased 10.7% on a same property basis for the quarter, but was offset by a significant same property revenue increase in real estate of 7.2%. Same property automotive classified advertising increased 0.5%. Same property average classified rate declined 2.9%.

Advertising lineage, as reported on a same property basis for the Company's daily newspapers, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                       June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                            2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Retail                                                                           1,481          1,523            (2.8)%
National                                                                            78             90           (13.3)
Classified                                                                       1,522          1,512             0.7
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 3,081          3,125            (1.4)%
-----------------------------------------------------------------------------------------------------------------------------

Same property circulation revenue decreased $152,000 or 0.8%, in the current year quarter. The Company's unaudited same property average daily newspaper circulation units decreased 0.4% and Sunday circulation declined 1.0% for the three months ended June 2003, compared to the same period in the prior year. Unaudited circulation of acquired businesses increased 0.6% daily and 1.3% Sunday, including SCN in both periods. Total circulation, including MNI, was flat both daily and Sunday. The Company remains focused on growing circulation units and revenue through a number of initiatives. Same property commercial printing revenue declined $62,000 or 1.2%. Same property online revenue increased $541,000 or 28.7%, due to growth in advertising revenue and cross-selling with the Company's newspapers. Niche publication and other revenue increased 12.1% on a same property basis.

Operating Expenses and Results of Operations

The following table sets forth the Company's operating expenses and results of operations, as reported in the Consolidated Financial Statements:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                       June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                      2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Compensation                                                               $  67,884      $   63,280              7.3%
Newsprint and ink                                                             15,124          13,258             14.1
Other operating expenses                                                      37,680          37,216              1.2
-----------------------------------------------------------------------------------------------------------------------------
                                                                             120,688         113,754              6.1
-----------------------------------------------------------------------------------------------------------------------------
Operating cash flow                                                           47,561          45,792              3.9
Depreciation and amortization                                                 11,447          12,197             (6.1)
-----------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income
  of associated companies                                                     36,114          33,595              7.5
Equity in net income of associated companies                                   1,962           2,867            (31.6)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                           $  38,076     $    36,462              4.4%
-----------------------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $6,934,000 or 6.1%. Expenses in the current year quarter were impacted by the acquisition of the remaining 50% of SCN in July 2002. In the prior year quarter, SCN was accounted for using the equity method. In total, acquisitions accounted for $43,839,000 of operating costs, excluding depreciation and amortization, in the current year quarter and $38,231,000 in the prior year quarter. SCN added $3,391,000 of such costs in the current year quarter. Businesses sold did not impact operating expenses in the current year quarter, but accounted for $265,000 of operating expenses other than depreciation and amortization in the prior year quarter. On a same property basis, such costs increased 3.5%.

Compensation expense increased $4,604,000 or 7.3%, in the current year quarter due to costs of acquired businesses and a 4.3% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in the prior year quarter contributed to the increase in same property costs. Same property full time equivalent employees decreased 0.8% year over year. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 1.5% in the current year quarter. Newsprint and ink costs increased $1,866,000 or 14.1%, in the current year quarter due to newsprint price increases combined with an increase in usage. Same property newsprint and ink expense increased by 5.7% in the quarter and volume declined 0.9%. Other operating costs, exclusive of depreciation and amortization, increased $464,000 or 1.2%, in the current year quarter. On a same property basis, other operating costs increased 1.3%. The increase in amortization expense is primarily due to the acquisition of SCN. At June 30, 2002, the Company had not yet completed the determination of fair value and estimated useful lives of the assets and liabilities of Howard and the related allocation of the purchase price. Such determinations, which were made during the three months ended September 30, 2002, are the primary reason for the reduction in depreciation expense during the three months ended June 30, 2003.

Operating cash flow improved 3.9% to $47,561,000 in the current year quarter from $45,792,000 in the prior year. Operating cash flow margin declined to 28.3% from 28.7% in the prior year due to higher newsprint prices, coupled with lower margins of acquired businesses and other cost increases as noted above. Equity in net income of associated companies declined during the three months ended June 30, 2003 due primarily to the inclusion of SCN in consolidated results in the current year. Operating income increased 4.4% to $38,076,000. Operating income margin decreased to 22.6% from 22.9% for the same reasons cited for the change in operating cash flow margin, but was further impacted by a higher level of amortization expense from the acquisition of SCN offset by lower depreciation.

Nonoperating Income and Expense

Financial income decreased $97,000 to $373,000. The decrease is due to lower yields on invested balances and lower balances due to the acquisition of SCN. Financial expense decreased due to lower interest rates and debt reduction from operating cash flow.

Overall Results

The effective income tax rates were 36.8% and 5.1% for the quarters ended June 30, 2003 and 2002, respectively. The prior year tax rate was lower primarily due to tax-exempt interest income and the favorable resolution of tax issues that reduced tax expense by $10,000,000. Had the tax issue resolution not occurred in 2002, the effective tax rate would have been 36.6%.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 29.4% to $0.48 per share from $0.68 per share in the prior year quarter. The adoption of FASB Statements 123 and 148 reduced the prior year's quarterly results by $0.01 per share. The favorable resolution of tax issues increased the prior year's results by $0.22 per share.

CONTINUING OPERATIONS - NINE MONTHS ENDED JUNE 30, 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                   June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands, except per common share data)                                    2003             2002         Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $   494,129    $   363,414            36.0%
Operating cash flow                                                            134,163        101,042            32.8
Operating income                                                               105,365         84,465            24.7
Nonoperating expense, net                                                      (12,911)        (5,593)          130.8
Income from continuing operations                                               58,560         60,468            (3.2)

Earnings per common share:
   Basic                                                                   $      1.32    $      1.37            (3.6)%
   Diluted                                                                        1.32           1.36            (2.9)
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended                        Percent Change
                                                                   June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                2003             2002                Total       Same Property
-----------------------------------------------------------------------------------------------------------------------------
Advertising revenue:
   Retail                                             $   205,493       $   147,869             39.0%              2.4%
   National                                                11,795             8,925             32.2              (3.3)
   Classified:
      Employment                                           27,775            19,579             41.9              (5.6)
      Automotive                                           30,186            19,289             56.5               1.0
      Real estate                                          22,850            13,947             63.8               8.4
      All other                                            38,884            33,608             15.7              (0.4)
-----------------------------------------------------------------------------------------------------------------------------
   Total classified                                       119,695            86,423             38.5               0.2
-----------------------------------------------------------------------------------------------------------------------------
Total advertising                                         336,983           243,217             38.6               1.4
-----------------------------------------------------------------------------------------------------------------------------
Circulation                                                99,777            72,019             38.5              (0.4)
Other:
   Commercial printing                                     16,548            16,811             (1.6)             (5.3)
   Online                                                   8,285             5,040             64.4              34.1
   Niche publications and other                            32,536            26,327             23.6               5.5
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenue                               $   494,129       $   363,414             36.0%              2.1%
-----------------------------------------------------------------------------------------------------------------------------

All categories of revenue were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. Revenue in the current year nine month period was also impacted by the acquisition of the remaining 50% of SCN in July 2002. In the prior year nine month period, SCN was accounted for using the equity method. In total, acquisitions accounted for $181,977,000 of revenue in the nine months ended June 30, 2003 and $54,193,000 in the prior year. Businesses sold in the year ended September 2002, but still included in continuing operations, did not impact the nine months ended June 30, 2003 but accounted for $3,598,000 of revenue in the prior year nine month period.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The nine months ended June 30, 2003 had the same number of Sundays as the same period last year.

For the nine months ended June 30, 2003, total same property  revenue  increased
$6,527,000 or 2.1%, and total same property advertising revenue increased $2,779,000 or 1.4%. Same property retail revenue increased $2,906,000 or 2.4%. Same property average retail rate, excluding preprint insertions, increased 3.6%.

Same property classified advertising revenue increased approximately 0.2% for the nine months ended June 30, 2003. Higher margin employment advertising at the daily newspapers decreased 5.6% for the nine month period, but was more than offset by a significant revenue increase in same property real estate of 8.4%. Same property average automotive advertising increased 1.0%. Same property average classified rates decreased 0.8%.

Advertising lineage, as reported on a same property basis for the Company's daily newspapers, consists of the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                       June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Inches)                                                            2003           2002       Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Retail                                                                           4,538          4,568            (0.7)%
National                                                                           223            262           (14.9)
Classified                                                                       4,234          4,197             0.9
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 8,995          9,027            (0.4)%
-----------------------------------------------------------------------------------------------------------------------------

Same property circulation revenue decreased $213,000 or 0.4%, in the current year nine month period. The Company's same property unaudited average daily newspaper circulation units increased 0.4% and Sunday circulation declined 0.5% for the nine months ended June 2003, compared to the same period in the prior year. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue declined $869,000 or 5.3%. Same property online revenue increased $1,673,000 or 34.1%, due to growth in advertising revenue and cross-selling with the Company's newspapers. Niche publication and other revenue increased 12.6% on a same property basis.

Operating Expenses and Results of Operations

The following table sets forth the Company's operating expenses and results of operations, as reported in the Consolidated Financial Statements:

-----------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                   June 30
-----------------------------------------------------------------------------------------------------------------------------
(Thousands)                                                                  2003            2002          Percent Change
-----------------------------------------------------------------------------------------------------------------------------
Compensation                                                             $   203,790      $  144,362             41.2%
Newsprint and ink                                                             42,890          31,188             37.5
Other operating expenses                                                     113,286          86,822             30.5
-----------------------------------------------------------------------------------------------------------------------------
                                                                             359,966         262,372             37.2
-----------------------------------------------------------------------------------------------------------------------------
Operating cash flow                                                          134,163         101,042             32.8
Depreciation and amortization                                                 34,531          23,373             47.7
-----------------------------------------------------------------------------------------------------------------------------
Operating income, before equity in net income
  of associated companies                                                     99,632          77,669             28.3
Equity in net income of associated companies                                   5,733           6,796            (15.6)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                         $   105,365     $    84,465             24.7%
-----------------------------------------------------------------------------------------------------------------------------

Costs other than depreciation and amortization increased $97,594,000 or 37.2%. All categories of expenses were substantially impacted by the acquisition of Howard, which the Company purchased in April 2002. Expenses in the current year nine month period were also impacted by the acquisition of the remaining 50% of SCN in July 2002. In the prior year nine month period, SCN was accounted for using the equity method. In total, acquisitions accounted for $130,018,000 of operating costs, excluding depreciation and amortization, in the current year nine month period and $38,231,000 in the prior year. Businesses sold did not impact operating expenses in the current year nine month period, but accounted for $3,045,000 of operating expenses other than depreciation and amortization in the prior year nine month period. On a same property basis, such costs increased 3.1%.

Compensation expense increased $59,428,000 or 41.2%, in the current year nine month period due to costs of acquired businesses and a 6.1% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in the prior year nine month period contributed to the increase in same property costs. Same property full time equivalent employees decreased 0.9% year over year. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 3.3% in the current year nine month period. Newsprint and ink costs increased $11,702,000 or 37.5%, in the current year nine month period as volume increases related to acquired businesses more than offset overall lower prices and same property declines in volume. Same property newsprint and ink expense decreased by 5.2% in the nine month period and volume declined 1.5%. Other operating costs, exclusive of depreciation and amortization, increased $26,464,000 or 30.5%, in the current year nine month period due to the costs of acquired businesses. On a same property basis, other operating costs increased 1.4%. The increase in amortization expense is primarily due to the acquisitions of Howard and SCN. At June 30, 2002, the Company had not yet completed the determination of fair value and estimated useful lives of the assets and liabilities of Howard and the related allocation of the purchase price. Such determinations, which were made during the three months ended September 30, 2002, are the primary reason for the reduction in depreciation expense during the nine months ended June 30, 2003.

Operating cash flow improved 32.8% to $134,163,000 in the current year nine month period from $101,042,000 in the prior year. Operating cash flow margin declined to 27.2% from 27.8% in the prior year. Lower overall newsprint prices were offset by lower margins of acquired businesses and other cost increases as noted above. Equity in net income of associated companies declined during the nine months ended June 30, 2003 due primarily to the inclusion of SCN in consolidated results in the current year. Operating income increased 24.7% to $105,365,000. Operating income margin decreased to 21.3% from 23.2% for the same reasons cited for the change in operating cash flow margin, but was further impacted by a higher level of amortization expense and lower depreciation from acquisitions.

Nonoperating Income and Expense

Financial income decreased $4,789,000 to $916,000. The Company's invested balances were substantially reduced in April 2002 by the acquisition of Howard. Financial expense increased due to debt from the acquisitions of Howard and SCN, offset by lower interest rates and subsequent debt reduction from operating cash flow.

Overall Results

The effective income tax rates were 36.7% and 23.3% for the nine month period ended June 30, 2003 and 2002, respectively. The prior year tax rate was lower primarily due to tax-exempt interest income and the favorable resolution of tax issues that reduced income tax expense by approximately $10,000,000 in 2002. Had the tax issue resolution not occurred in 2002 the effective tax rate would have been 36.0%.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 2.9% to $1.32 per share from $1.36 per share in the prior year nine month period. The adoption of FASB Statements 123 and 148 reduced the prior year's results from $1.40 to $1.36 per share. The favorable resolution of tax issues increased the prior year's results by $0.22 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $102,196,000 for the nine months ended June 30, 2003 and $84,810,000 for the same period in 2002. Decreased income from continuing operations, offset by increased amortization and changes in working capital account for the change between years.

Cash required for investing activities totaled $4,572,000 for the nine months ended June 30, 2003, and $486,480,000 in the same period in 2002. Acquisitions account for substantially all of the prior year usage.

The Company anticipates that funds necessary for capital expenditures, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $95,645,000 during the nine months ended June 30, 2003, and provided $240,473,000 in the prior year. Debt repayments totaling $104,100,000 and dividends were the primary uses of funds in the current year period. Acquisitions were the primary use of funds in the prior year.

The Company entered into a five year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement were to fund the acquisitions of Howard and SCN, and to provide liquidity for other corporate purposes. $264,000,000 was borrowed under this agreement in the quarter ended June 30, 2002. In July 2002 the Company borrowed $15,000,000 to consummate the acquisition of SCN.

Cash provided by discontinued operations totaling $4,600,000 in the current year primarily represents net proceeds from the sale of businesses. Cash required for discontinued operations totaled $43,162,000 during the nine months ended June 30, 2002, primarily for income tax payments related to the gain on sale of discontinued operations.

Cash and cash equivalents increased $6,579,000 for the nine months ended June 30, 2003 and decreased $204,359,000 for the same period in 2002.

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

In June 2003, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in August 2003. The final extent of changes in current prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

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

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $1,810,000 based on floating rate debt outstanding at June 30, 2003, excluding MNI.

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

A $10 per metric ton newsprint price increase would result in, excluding MNI, an annualized reduction in income from continuing operations before income taxes of approximately $1,098,000, based on anticipated consumption in 2003.

Sensitivity to Changes in Value

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is the Company's fixed rate debt, which totals $150,200,000 at June 30, 2003.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 30, 2003 is approximately $6,573,000. There is no impact on operating results from such changes in interest rates.

Item 4.   Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of June 30, 2003, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since June 30, 2003.

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                                    Exhibits

Exhibit 31    Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32    Section 1350 Certifications


                               Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2003.

Date of Report:  April 21, 2003

Item 9 and 12. The Company announced earnings for the three months and nine months ended March 31, 2003 and revenue statistics for the month of March 2003.

Date of Report:  May 21, 2003

Item 9 and 12. The Company announced revenue statistics for the month of April 2003.

Date of Report:  June 23, 2003

Item 9. The Company announced revenue statistics for the month of May 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt                                    DATE:  August 14, 2003
-----------------------------------------------------
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit 31

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

4. The   Registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under or supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting

Date:    August 14, 2003




                                /s/ Mary E. Junck
                                -----------------------------------------------
                                Mary E. Junck
                                Chairman, President and Chief Executive Officer

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

4. The   Registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under or supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting

Date:    August 14, 2003




                           /s/ Carl G. Schmidt
                           -----------------------------------------------------
                           Carl G. Schmidt
                           Vice President, Chief Financial Officer and Treasurer

Exhibit 32

The following statement is being furnished to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re:  Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that to our knowledge:

(i) this quarterly report on Form 10-Q for the period ended June 30, 2003 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 14th day of August, 2003


/s/ Mary E. Junck                      /s/ Carl G. Schmidt
--------------------------------       ---------------------------------------
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