Form 10-K
LEE ENTERPRISES INC
filed 2003-12-24
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its charter)

    Delaware                                 42-0823980
            (State of Incorporation)    (I.R.S. Employer Identification No.)

215 N. Main Street, Davenport, Iowa 52801
(Address of Principal Executive Offices)

(563) 383-2100
Registrant’s telephone number, including area code

Title of Each	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(b) of the Act:
Common Stock - $2.00 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock - $2.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 28, 2003. Common Stock and Class B Common Stock, $2.00 par value, $1,881,719,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 28, 2003. Common Stock, $2.00 par value, 35,833,883 shares and Class B Common Stock, $2.00 par value, 9,084,142 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement dated December 23, 2003 are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “Safe Harbor” for forward-looking statements. This report contains information that may be deemed forward-looking and that is based largely on the Company’s current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships and increased capital and other costs. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company directly, and through its ownership of associated companies, publishes 44 daily newspapers in 18 states and nearly 200 weekly, classified and specialty publications, along with associated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

The Company is focused on five key strategic priorities. They are to:

  Grow revenue creatively and rapidly;
  Improve readership and circulation;
  Emphasize strong local news;
  Build the Company’s online future; and
  Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

HOWARD AND SIOUX CITY ACQUISITIONS

In April 2002, the Company acquired ownership of 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with daily circulation of 30,000 or more. These acquisitions increased the Company’s circulation by more than 75 percent, to 1.1 million daily and 1.2 million on Sunday, and increased its revenue by nearly 50 percent. In July 2002, the Company acquired the remaining 50% of SCN.

A key reason for the acquisitions is that historically, Howard and SCN generated substantially less revenue per paid unit of circulation than the Company’s existing newspapers. The expectation was that faster revenue growth could be achieved by applying the Company’s successful selling strategies and tactics to Howard and SCN.

In 2002 and 2003, the Company devoted significant attention to the successful integration of Howard and SCN into its business. The Company made significant and immediate changes to systems, payroll, benefits and other areas of operations. The Company devoted resources and training to bring the Company’s successful selling strategies and tactics to Howard and SCN. The Company believes the integration is now completed and was accomplished with minimal disruption to the business and with low turnover of key personnel.

Enterprise Value at September 30
(Millions)
$
2,500
2,000
1,500
1,000
500
0
$ 1,085
$ 1,851
$ 2,020
2001
2002
2003

One measure of the success of the Company’s strategy to grow the business is its enterprise value, which is defined as the market value of equity of the business, plus debt outstanding, less cash assets. The chart above depicts the Company’s enterprise value, which has nearly doubled, to more than $2 billion in the last two years.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of MNI. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper field and in the rating services. Results of MNI are accounted for using the equity method. In 2003, MNI adopted the trade name Capital Newspapers.

ADVERTISING

More than 70% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation through internal expansion into contiguous markets, as well as make selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications that expand the Company’s operating revenue.

Many of the Company’s businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management or production of the publications. Sales penetration can occur if the sales effort is successful in cross-selling advertising into multiple publications. A table under the caption “Circulation” in Item 1 identifies those groups of newspapers operating in clusters.

The Company’s newspapers and classified and specialty publications compete with newspapers having regional circulation, magazines, radio, television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online services. In addition, several of the Company’s daily and Sunday newspapers compete with other local newspapers in nearby cities and towns. The Company estimates that it captures more than one-half of the total advertising dollars spent in its markets on print, broadcast and online.

The number of competitors in any given market varies, and cannot be estimated with any degree of certainty. However, all of the forms of competition noted above exist to some degree in the Company’s markets, the principal ones of which are listed in a table under the caption “Circulation” in Item 1. The Company’s competitors use pricing, frequency and other methods to compete for advertising business.

Classified publications are periodic advertising publications available in racks or delivered free, by carriers or third-class mail, to all, or selected, households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system and are particularly effective in larger markets with high media fragmentation in which metropolitan newspapers generally have low penetration.

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

Classified advertising, which includes automotive, real estate for sale or rent, employment and other categories, is revenue earned from sales of advertising space in the classified section of the publication or from publications consisting primarily of such advertising.

Niche publications are specialty publications, such as lifestyle, business or home improvement publications that contain significant amounts of advertising.

Online advertising consists of display, banner, classified or other advertising on websites supporting the Company’s print publications.

The Company’s many geographic markets have significant differences in their advertising rate structures, some of which are highly complex. A single operation often has scores of rate alternatives.

PERCENT CHANGE IN ADVERTISING REVENUE
6.3%
4.1%
(0.3)%
(4.3)%
(1.8)%
(8.4)%
(1.2)%
(10.3)%
(5.1)%
(11.9)%
(0.3)%
(6.2)%
1.2%
(1.8)%
1.0%
0.5%
4.4%
3.6%
4.4%
1.8%
1.6%
1.2%
2.8%
1.5%
2001Q1
2001Q2
2001Q3
2001Q4
2002 Q1
2002 Q2
2002 Q3
2002 Q4
2003 Q1
2003 Q2
2003 Q3
2003 Q4
Lee Enterprises Same Property Total Advertising
NAA Retail, National and Classified

Late in 2000, the newspaper industry began to experience declining advertising revenue demand for the first time in several years. The chart above compares newspaper advertising spending, as measured by the Newspaper Association of America and the Company’s same property advertising revenue for the last three fiscal years. The advertising environment has continued to be adversely impacted by the state of the overall economy, including higher unemployment rates. The Company’s enterprises are located in mid-size and smaller markets. These markets have been more stable than major metropolitan markets during the current downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets when the economy improves.

CIRCULATION

After advertising, circulation is the Company’s largest source of revenue. The Company estimates that its products are sold to approximately one-half, and read by approximately three-fourths, of adults in its markets. For the six months ended September 2003, daily circulation of newspapers owned in both 2003 and 2002, which includes Howard and MNI, as measured by the Audit Bureau of Circulations (ABC), decreased 0.1% and Sunday circulation increased 0.3%. Growth in circulation can, over time, also positively impact advertising revenue. The Company’s strategies to improve readership and circulation include continuous improvement of content and promotional efforts. Content can include focus on local news, features, other content, layout, reduction of factual errors or in other ways. Promotional efforts include advertising, contests and other efforts to increase awareness of the products. Customer service can also influence circulation. All enterprises are focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or checking account withdrawals. Customers using these payments methods have historically higher retention. Other initiatives vary from property to property and are determined principally by the publishers at the local level in collaboration with senior management of the Company.

DAILY CIRCULATION
Same Property
Acquisitions
Total
2.5
2.0
1.5
1.0
0.5
0.0
(0.5)
(1.0)
(1.5)
(2.0)
(2.5)
(2.2)%
0.6%
2.0%
1.2%
(1.4)%
0.1%
1.1%
0.2%
0.7%
(0.4)%
0.3%
(0.1)%
3/01
9/01
3/02
9/02
3/03
9/03

Circulation competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be those markets near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

SUNDAY CIRCULATION
Same Property
Acquisitions
Total
1.5
1.0
0.5
0.0
(0.5)
(1.0)
(1.5)
(2.0)
(2.5)
(3.0)
(3.5)
(2.9)%
(0.4)%
0.6%
0.3%
(0.7)%
(0.1)%
(0.1)%
0.9%
0.3%
0.0%
0.7%
0.3%
3/01
9/01
3/02
9/02
3/03
9/03

Changes in telemarketing regulations effective in October 2003 may impact the Company’s ability to obtain new subscribers using this channel. Other methods to attract and retain subscribers have been, and remain in use. However, telemarketing has historically been the largest single source of new subscribers.

The Company and MNI publish the following daily newspapers:

			Paid Circulation(1)

Newspaper	City	State	Daily		Sunday

North County Times (5)	Oceanside	California	92,212		95,183
	and Escondido
Madison Newspapers (4)
Wisconsin State Journal	Madison	Wisconsin	89,084		152,899	(3)
The Capital Times	Madison	Wisconsin	19,608		-	(3)
Daily Citizen	Beaver Dam	Wisconsin	10,078		-
Portage Daily Register	Portage	Wisconsin	5,022		-
Baraboo News Republic	Baraboo	Wisconsin	4,090		-
The Times (5)	Munster	Indiana	86,835		94,696
Lincoln Group
Lincoln Journal Star	Lincoln	Nebraska	74,795		83,984
Columbus Telegram	Columbus	Nebraska	9,347		10,251
Fremont Tribune	Fremont	Nebraska	8,176		-
Beatrice Daily Sun	Beatrice	Nebraska	7,998		-
Quad-Cities Group
Quad-City Times	Davenport	Iowa	51,876		71,539
Muscatine Journal	Muscatine	Iowa	8,105		-
Billings Gazette	Billings	Montana	46,980		52,164
Waterloo-Cedar Falls Courier (5)	Waterloo	Iowa	44,005		51,497
Sioux City Journal (5)	Sioux City	Iowa	42,613		42,902
Central Illinois Newspaper Group
Herald & Review	Decatur	Illinois	34,325		42,344
Journal Gazette (5)	Mattoon	Illinois	10,746		-
Times-Courier (5)	Charleston	Illinois	6,887		-
The Post-Star (5)	Glens Falls	New York	34,193		37,244
River Valley Group
La Crosse Tribune	La Crosse	Wisconsin	31,464		41,069
Winona Daily News	Winona	Minnesota	11,628		12,920
Casper Star-Tribune (5)	Casper	Wyoming	30,745		33,264
Missoula Group
Missoulian	Missoula	Montana	30,162		34,845
Ravalli Republic	Hamilton	Montana	4,677	(2)	-
Rapid City Journal	Rapid City	South Dakota	29,618		34,377
The Journal Times	Racine	Wisconsin	28,698		30,680
The Southern Illinoisan	Carbondale	Illinois	28,344		36,760
The Bismarck Tribune	Bismarck	North Dakota	27,548		30,950
The Times-News (5)	Twin Falls	Idaho	22,837		22,879
The Daily News (5)	Longview	Washington	22,216		21,591
Globe Gazette	Mason City	Iowa	19,071		23,118
The Times and Democrat (5)	Orangeburg	South Carolina	17,560		17,553
Mid-Valley News Group
Democrat-Herald	Albany	Oregon	17,450		30,534	(3)
Corvallis Gazette-Times	Corvallis	Oregon	11,706		-	(3)
The Sentinel (5)	Carlisle	Pennsylvania	14,516		14,863
The Montana Standard	Butte	Montana	14,436		15,031
Independent Record	Helena	Montana	14,046		14,525
The Journal-Standard (5)	Freeport	Illinois	13,566		14,014
The Leader (5)	Corning	New York	13,436		13,318
The Citizen (5)	Auburn	New York	13,116		14,778
The Ledger Independent (5)	Maysville	Kentucky	8,480	(2)	-
The Chippewa Herald	Chippewa Falls	Wisconsin	6,702		6,800
Shawano Leader (4)	Shawano	Wisconsin	6,072		6,496

			1,125,069		1,205,068

(1)     Source: ABC: Six months ended September 2003, unless otherwise noted.
(2)     Source: Company statistics.
(3)     Combined edition.
(4)     Owned by MNI, which is 50% owned by the Company.
(5)     Acquired in 2002.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities are comprised of websites supporting each of its daily newspapers and certain of its other publications. The Company also owns 81% of an Internet service company (Townnews.com) which provides web infrastructure for more than 800 small daily and weekly newspapers, and shoppers. Internet activities of the newspapers and majority owned businesses are reported and managed as a part of the Company’s publishing operations. In addition, the Company has a minority investment in, or loans to, two Internet service companies, which provide integrated online classified solutions for the newspaper industry, integrate online editorial content and provide transactional and promotional opportunities.

Online businesses of the Company have experienced rapid growth over the last several years, which is expected to continue.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

	City	State

William Street Press	Decatur	Illinois
Hawkeye Printing	Davenport	Iowa
Trico Communications	Davenport	Iowa
Platen Press	Butte	Montana
Farcountry Press	Helena	Montana
Broadwater Printing	Townsend	Montana
Journal Star Commercial Printing	Lincoln	Nebraska
Little Nickel Quik Print	Lynnwood	Washington
Spokane Print and Mail	Spokane	Washington
Triangle Press	Chippewa Falls	Wisconsin
Wingra Printing (1)	Madison	Wisconsin

(1)     Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Between September 2002 and September 2003, the RISI 30 pound newsprint price index rose 8.7%. Price fluctuations can have a significant effect on the results of operations. For additional information regarding supply of newsprint, see “Contractual Obligations” under Item 7, included herein. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 28, 2003:

			Service	Named
			With The	To Present
Name	Ag	e	Company	Office	Present Office

Mary E. Junck	56		June 1999	January 2002	Chairman, President and Chief
					Executive Officer
Nancy L. Green	61		December 2000	September 2002	Vice President - Circulation
Michael R. Gulledge	43		October 1982	February 2002	Group Publisher
Daniel K. Hayes	58		September 1969	April 1998	Director of Communications
James W. Hopson	57		July 2000	July 2000	Vice President - Publishing
Brian E. Kardell	40		January 1991	August 2003	Vice President - Production
					and Chief Information Officer
Vytenis P. Kuraitis	55		August 1994	January 1997	Vice President - Human
					Resources
Linda Ritchie Lindus	55		April 2000	February 2002	Group Publisher
Kevin E. Mowbray	41		September 1986	July 2002	Vice President - Sales &
					Marketing
Michael E. Phelps	57		February 2000	June 2002	Vice President - Publishing
Gregory P. Schermer	49		February 1989	November 1997	Vice President - Interactive
					Media and Corporate Counsel
Carl G. Schmidt	47		May 2001	May 2001	Vice President, Chief
					Financial Officer and
					Treasurer
David B. Stoeffler	44		June 1981	December 2001	Vice President - News
John VanStrydonck	50		March 1981	June 2000	Vice President - Publishing
Greg R. Veon	51		April 1976	November 1999	Vice President - Publishing

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

Nancy L. Green was appointed Vice President – Circulation in September 2002. From December 2000 to September 2002, she served as Director of Circulation Sales, Distribution and Marketing. For more than five years prior to December 2000, she served as a vice president in the University System of Georgia.

Michael R. Gulledge was appointed Group Publisher in February 2002 and named Publisher of the Billings Gazette in October 2000. From November 1996 to October 2000, he served as General Manager and Publisher of the Herald & Review.

Daniel K. Hayes was appointed Director of Communications in April 1998. From March 1986 to April 1998, he served as Editor of the Quad-City Times.

James W. Hopson was elected Vice President – Publishing and named Publisher of the Wisconsin State Journal in July 2000. He is also President of MNI. For more than the past five years prior to July 2000, he served as Chief Executive Officer of Thomson Newspapers Central Ohio Strategic Marketing Group.

Brian E. Kardell was appointed Vice President – Production and Chief Information Officer in August 2003. From 2001 to August 2003, he served as Vice President – Information Systems and Chief Information Officer. From 1997 to 2001, Mr. Kardell was Chief Information Officer. Prior to 2001, he served as Director of Information Services.

Vytenis P. Kuraitis was elected Vice President – Human Resources in January 1997. From August 1994 to January 1997 he served as Director of Human Resources.

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

Kevin E. Mowbray was elected Vice President – Sales & Marketing in July 2002. From 2000 to July 2002 he was Publisher of The Bismarck Tribune. From 1998 to 2000 he served as General Manager of the Missoulian. From 1995 to 1998 he served as Advertising Manager of the Lincoln Journal Star.

Michael E. Phelps was elected Vice President – Publishing and named Publisher of the Quad-City Times in June 2002. He served as Vice President – Sales and Marketing from February 2000 to June 2002. For more than the past five years prior to February 2000, he was managing principal of Phelps, Cutler & Associates, newspaper management consultants.

Gregory P. Schermer was elected Vice President – Interactive Media in November 1997. He has served as Corporate Counsel of the Company since 1989.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001. For more than the past five years prior to May 2001, he served as Senior Vice President and Chief Financial Officer of Johnson Outdoors Inc.

David B. Stoeffler was appointed Vice President – News in December 2001. From 1997 to December 2001, he was Editor of the Lincoln Journal Star.

John VanStrydonck was elected Vice President – Publishing in June 2000 and named Publisher of the Missoulian in October 2002. From September 1994 to June 2000 he was Publisher of the Rapid City Journal.

Greg R. Veon was elected Vice President – Publishing in November 1999. From November 1995 through November 1999 he served as Vice President – Marketing.

EMPLOYEES

At September 30, 2003, the Company had approximately 6,700 employees, including approximately 1,500 part-time employees, exclusive of MNI. The Company considers its relationship with its employees to be good.

Approximately 110 employees in three locations are members of collective bargaining units.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

The Company has a long, substantial history with regard to sound corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, seven of nine members of the Board of Directors are independent, as are all positions on the Board’s Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by the Company’s audit firm.

In addition, information with regard to the Company’s revenue, including same property results, is reported to the public on a monthly basis, as is certain other statistical information, improving the timeliness of reporting of information to investors. The Company was also among the first in the nation to voluntarily record expense related to employee stock options.

At www.lee.net, you may access a wide variety of information, including news releases, Securities and Exchange Commission filings, financial statistics, annual reports, presentations, governance facts, newspaper profiles and online links. The Company makes available via its website all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and amendments thereto as soon as reasonably practicable after such filing with the Securities and Exchange Commission.

OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earning power of the business of the Company, or cause material changes in the Company’s business, whether present or intended.

ITEM 2. PROPERTIES

The Company’s executive offices are located in leased facilities at 215 North Main Street, Davenport, Iowa. The lease expires in December 2003, but has been extended until the premises are vacated in 2004. Comparable space has been leased.

All of the Company’s printing facilities (except Madison, Wisconsin, which is owned by MNI, a leased plant in Spokane, Washington and leased land for the Helena, Montana plant) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. None of the Company’s facilities are individually significant to its business.

The Baraboo News Republic, Corvallis Gazette-Times, Muscatine Journal, Ravalli Republic, Times Courier and Winona Daily News, as well as many of the Company’s and MNI’s almost 200 other publications, are printed at other Lee facilities to enhance operating efficiency. The Company’s newspapers and other publications have formal or informal arrangements for backup of printing in the event of a disruption in production capability.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK
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

		Quarter

	1st	2nd	3rd	4th

STOCK PRICES
2003
High	$34.70	$34.50	38.55	$40.68
Low	29.75	$30.35	$31.35	$36.40
Closing	33.52	$31.52	$37.53	$38.67
2002
High	$37.60	$37.23	$40.09	$35.87
Low	29.88	33.36	34.86	28.90
Closing	36.37	36.90	35.00	32.86
2001
High	$30.69	$32.55	$34.98	$34.40
Low	24.81	26.94	29.25	29.40
Closing	29.81	30.45	33.00	31.67
DIVIDENDS
2003	$0.17	$0.17	$0.17	$0.17
2002	0.17	0.17	0.17	0.17
2001	0.17	0.17	0.17	0.17

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 8 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2003, the Company had 2,649 holders of Common Stock and 1,765 holders of Class B Common Stock.

On November 12, 2003, the Board of Directors declared a dividend in the amount of $0.18 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, be paid on January 2, 2004, to stockholders of record on December 1, 2003.

ITEM 6. SELECTED FINANCIAL DATA

			Year Ended September 30

(Thousands, Except Per Common Share Data)	2003	2002	2001	2000	1999

		(2) (5)	(3) (4) (5)	(4) (5)	(4) (5)
OPERATING RESULTS

Operating revenue	$656,741	$523,656	$426,966	$416,089	$400,709

Operating cash flow (1)	176,550	145,021	107,979	119,965	113,847
Depreciation and amortization	46,616	35,050	31,357	28,571	26,990

Operating income, before equity
in net income of associated
companies	129,934	109,971	76,622	91,394	86,857
Equity in net income of associated
companies	8,053	9,057	7,651	9,377	9,238

Operating income	137,987	119,028	84,273	100,771	96,095

Financial income	1,120	6,007	28,548	3,259	1,920
Financial expense	(16,535)	(15,777)	(11,963)	(12,643)	(12,863)

Income from continuing operations	78,061	78,884	58,071	68,489	55,696
Discontinued operations	(20)	946	254,399	13,546	10,904

Net income	$78,041	$79,830	$312,470	$82,035	$66,600

EARNINGS PER COMMON SHARE

Basic:
Continuing operations	$1.76	$1.79	$1.33	$1.56	$1.26
Discontinued operations	-	0.02	5.81	0.31	0.25

Net income	$1.76	$1.81	$7.14	$1.86	$1.50

Diluted:
Continuing operations	$1.75	$1.78	$1.32	$1.54	$1.24
Discontinued operations	-	0.02	5.77	0.31	0.24

Net income	$1.75	$1.80	$7.09	$1.85	$1.48

Weighted average common shares:
Basic	44,316	44,087	43,784	44,005	44,273
Diluted	44,513	44,351	44,089	44,360	44,861

Dividends per common share	$0.68	$0.68	$0.68	$0.64	$0.60

BALANCE SHEET INFORMATION (end of year)

Total assets	$1,421,377	$1,463,830	$1,000,397	$762,236	$679,513
Debt, including current maturities	305,200	409,300	173,400	214,173	192,000
Stockholders' equity	802,156	742,774	683,193	396,242	355,076

(1)     Operating cash flow (OCF) is not a financial performance measurement under accounting principles generally accepted in the           United States of America (GAAP), and should not be considered in isolation or as a substitute for GAAP performance measurements.           OCF is also not reflected in the Consolidated Statements of Cash Flows, but is a common and meaningful alternative performance           measurement. See “Non-GAAP Financial Measures” under Item 7, included herein.
(2)     Includes six months of operations from the Howard acquisition, which was consummated in April 2002.
(3)     Includes gain on the sale of the Company’s broadcast properties, as reported in discontinued operations.
(4)     Effective in 2002, the Company adopted FASB Statement 142. See Note 1 to the Consolidated Financial Statements.
(5)     Effective in 2003, the Company adopted the fair value provisions of accounting for stock-based compensation, and all prior periods           have been restated. See Note 9 to the Consolidated Financial Statements.

Year Ended September 30

	2003	2002	2001	2000	1999

OTHER INFORMATION

Operating cash flow as a percent of
revenue	26.9%	27.7%	25.3%	28.8%	28.4%
Operating income as a percent of
revenue	21.0	22.7	19.7	24.2	24.0
Income from continuing operations
as a percent of revenue	11.9	15.1	13.6	16.5	13.9
Dividends as a percent of income
from continuing operations	38.8	38.1	51.3	41.3	47.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for the three years ended, September 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in net income of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analyses below. A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United State of America (GAAP), is included in tables under the captions “Operating Expenses and Results of Operations”. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company’s results from operations before depreciation and amortization. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

Same Property Comparisons

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude Madison Newspapers, Inc. (MNI). Lee owns 50% of the capital stock of MNI, which for financial reporting purposes is reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additional information follows with regard to certain of the most critical of the Company’s accounting policies.

Goodwill and Intangible Asset Impairment

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company adopted Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets, in 2002 and analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present. See Note 5 to the Company’s Consolidated Financial Statements for a more detailed explanation of the Company’s intangible assets.

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

The Company files income tax returns with various state tax jurisdictions and the Internal Revenue Service. From time to time the Company is audited by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies and does not anticipate any material adverse impact on its earnings as a result of such audits.

Revenue Recognition

Advertising revenues are recorded when advertisements are placed in the publication and circulation revenues are recorded as newspapers are delivered over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

		Year Ended September 30		Percent Change

				2003	2002
				vs	vs
(Thousands, Except Per Common Share Data)	2003	2002	2001	2002	2001

Operating revenue	$656,741	$523,656	$426,966	25.4%	22.6%
Operating cash flow	176,550	145,021	107,979	21.7	34.3
Operating income	137,987	119,028	84,273	15.9	41.2
Non operating (income) expense,
net	16,464	10,778	(6,418)	52.8	NM
Income from continuing operations	78,061	78,884	58,071	(1.0)	35.8

Earnings per common share:
Basic	$1.76	$1.79	$1.33	(1.7)%	34.6%
Diluted	1.75	1.78	1.32	(1.7)	34.8

2003 vs. 2002

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

Year Ended September 30	Percent Change

(Thousands)	2003	2002	Tota	l	Same	Property

Advertising revenue:
Retail	$272,381	$214,171	27.2%	2.0%
National	15,634	12,335	26.7	(1.6)
Classified:
Daily newspapers:
Employment	38,719	30,856	25.5	(5.1)
Automotive	40,861	29,324	39.3	0.6
Real estate	31,623	21,624	46.2	9.7
All other	29,445	24,518	20.1	(2.0)
Other publications	28,696	28,174	1.9	2.8

Total classified	169,344	134,496	25.9	1.0
Niche publications	15,246	11,161	36.6	28.6
Online	8,383	4,982	68.3	29.9

Total advertising revenue	480,988	377,145	27.5	3.0

Circulation	133,148	105,711	26.0	(0.2)
Commercial printing	18,947	20,327	(6.8)	(9.0)
Online services and other	23,658	20,473	15.6	7.1

Total operating revenue	$656,741	$523,656	25.4%	2.0%

All categories of revenue were substantially impacted by the acquisitions of Howard Publications (Howard), which the Company purchased in April 2002, and the remaining 50% of Sioux City Newspapers (SCN) in July 2002. In total, acquisitions accounted for $242,803,000 of revenue in 2003 and $113,579,000 of revenue in 2002. Businesses sold in 2002, but still included in continuing operations did not impact 2003 but accounted for $4,060,000 of revenue in the prior year.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The year ended September 30, 2003 had the same number of Sundays as 2002.

Advertising Revenue

In 2003, total same property advertising revenue increased $8,511,000, or 3.0%. Same property retail revenue in the Company’s markets was not as adversely impacted by the economy as major metropolitan markets, and increased $3,273,000, or 2.0%, in 2003. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume. Same property average retail rates, excluding preprint insertions, increased 4.2% in 2003. Rate discipline means adhering to standard rates rather than negotiating specific rates for individual customer situations.

Same property classified advertising revenue increased approximately $1,033,000, or 1.0%, in 2003. Higher margin employment advertising at the daily newspapers decreased 5.1% for the year. The Company’s declines in employment classified advertising compare favorably to national survey amounts. The September 2003 Help Wanted Index, as calculated by the Conference Board, declined 14% from the prior year level. Same property average automotive advertising increased by 0.6% due to promotional financing. Same property real estate advertising increased 9.7% due to lower mortgage interest rates and increases in advertising of real estate for rent from growth in home ownership. Other daily newspaper classified advertising decreased 2.0%. Same property classified advertising rates declined 0.5%, primarily due to declines in employment advertising.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

Year Ended September 30

(Thousands of Inches)	2003	2002	Percent	Change

Retail	6,028	6,084	(0	.9)%
National	297	337	(11.9)
Classified	5,805	5,770	0.6

	12,130	12,191	(0	.5)%

Advertising in niche publications, a strategic focus for the Company, increased 28.6% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 29.9% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications.

Circulation and Other Revenue

Same property circulation revenue decreased $153,000, or 0.2%, in 2003. The Company’s total average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations, decreased 0.1% and Sunday circulation increased 0.3% for the six months ended September 2003. For the six months ended March 2003, total average daily circulation units, including MNI, increased 0.7% and Sunday circulation increased 0.3% compared to the same period in the prior year. The Company is focused on growing circulation units and revenue through a number of initiatives. Changes in telemarketing regulations in effect in 2004 may impact the Company’s ability to solicit new subscribers, and the cost of such solicitation, in the future.

Same property commercial printing revenue declined $1,757,000, or 9.0%, in 2003 due, in part, to economic conditions and the loss of certain key customers. Same property online services and other revenue increased $1,321,000, or 7.1%, in 2003.

Operating Expenses and Results of Operations

The following table sets forth the Company’s operating expenses and overall results as reported in the Consolidated Financial Statements:

		Year Ended
		September 30	Percent Change

(Thousands)	2003	2002	Tota	l	Same	Property

Compensation	$272,311	$209,263	30.1%		5.7%
Newsprint and ink	57,773	43,727	32.1		(2.2)
Other operating expenses	150,107	125,645	19.5		(0.6)

	480,191	378,635	26.8		2.6
Operating cash flow	176,550	145,021	21.7		0.7
Depreciation and amortization	46,616	35,050	33.0		(7.1)

Operating income, before equity in net	129,934	109,971	18.2		2.1
income of associated companies
Equity in net income of associated companies	8,053	9,057	(11.1)		N	A

Operating income	137,987	119,028	15.9		N	A
Non-operating income (expense), net	(16,464)	(10,778)	52.8		N	A

Income from continuing operations before	121,523	108,250	12.3		N	A
income taxes
Income tax expense	43,462	29,366	48.0		N	A

Income from continuing operations	$78,061	$78,884	(1	.0)%	N	A

Costs other than depreciation and amortization increased $101,556,000, or 26.8%, in 2003. All categories of expenses were impacted by the acquisitions of Howard, which the Company purchased in April 2002, and the remaining 50% of SCN in July 2002. In total, acquisitions accounted for $175,516,000 of operating costs, excluding depreciation and amortization, in 2003 and $79,833,000 in the prior year. Businesses sold did not impact operating expenses in 2003, but accounted for $3,362,000 of operating expenses other than depreciation and amortization in the prior year.

Compensation expense increased $63,048,000, or 30.1%, in 2003 due to costs of acquired businesses and a 5.7% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in 2002 contributed to the increase in same property costs. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 2.9% in 2003. Same property full time equivalent employees declined 1.1% in 2003 from the prior year level, offsetting other compensation cost increases. Several of the factors noted above are expected to contribute to an increase of 4.5 – 5.5% in compensation expense in 2004.

Newsprint and ink costs increased $14,046,000, or 32.1%, in 2003 as volume increases related to acquired businesses more than offset overall lower prices and same property volume declines. Newsprint unit costs rose throughout 2003 and may negatively impact 2004 results. Other operating costs, exclusive of depreciation and amortization, increased $24,462,000, or 19.5%, in 2003 as costs of acquired businesses more than offset 0.6% cost savings on a same property basis. The increase in depreciation and amortization expense in 2003 is primarily due to the acquisitions of Howard and SCN.

Operating cash flow improved 21.7% to $176,550,000 in 2003 from $145,021,000 in 2002. Operating cash flow margin declined to 26.9% from 27.7% in the prior year reflecting a full year of results of acquired businesses with lower margins in the current year compared to six months in the prior year. Equity in net income in associated companies declined during 2003 due primarily to the inclusion of SCN in consolidated results in the current year. In the prior year, SCN was accounted for as an equity investment from April through June, prior to the acquisition of the remaining 50% in July 2002. Operating income margin decreased to 21.0% in 2003 from 22.7% for the same reasons, but was further impacted by a higher level of amortization from acquisitions.

Non-operating Income and Expense

Financial income decreased $4,887,000 to $1,120,000 in 2003. The Company’s invested balances decreased $433,000,000 due to the April 2002 acquisition of Howard. Balances were further reduced in 2002 by final income tax payments related to the sale of broadcast properties in 2001. Reinvestment rates have also declined from the prior year. Financial expense increased to $16,535,000 due to increased debt from the acquisitions of Howard and SCN, offset by lower interest rates and subsequent debt reduction from operating cash flow.

Overall Results

Income taxes were 35.8% and 27.1% of pretax income from continuing operations in 2003 and 2002, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,100,000 in 2002. The effective rate would have been 36.5% in 2002 without this event.

As a result of all of the above, income from continuing operations totaled $78,061,000 in 2003, compared to $78,884,000 in 2002. Earnings per diluted common share decreased to $1.75 in 2003 from $1.78 in 2002. The adoption of FASB Statements 123 and 148, which relate to accounting for stock-based compensation, reduced 2002 reported results from $1.83 to $1.78 per share. The favorable resolution of tax issues increased 2002 results by $0.23 per share.

2002 vs. 2001

Operating Revenue

Revenue, as reported in the Consolidated Financial Statements, consists of the following:

Year Ended
September 30	Percent Change

(Thousands)	2002	2001	Tota	l	Same	Property

Advertising revenue:
Retail	$214,171	$168,203	27.3%	0.8%
National	12,335	10,330	19.4	(5.6)
Classified:
Daily newspapers:
Employment	30,856	28,134	9.7	(20.1)
Automotive	29,324	20,939	40.0	1.0
Real estate	21,624	15,967	35.4	2.0
All other	24,518	13,156	86.4	2.2
Other publications	28,174	28,885	(2.5)	2.7

Total classified	134,496	107,081	25.6	(4.0)
Niche publications	11,161	11,304	(1.3)	(1.5)
Online	4,982	3,891	28.0	18.9

Total advertising revenue	377,145	300,809	25.4	(1.0)

Circulation	105,711	81,441	29.8	(0.6)
Commercial printing	20,327	25,233	(19.4)	(12.5)
Online services and other	20,473	19,483	5.1	(6.5)

Total operating revenue	$523,656	$426,966	22.6%	(1	.8)%

All categories of revenue were substantially impacted by the acquisitions of Howard, which the Company purchased in April 2002, and the remaining 50% of SCN in July 2002. In total, acquisitions accounted for $113,579,000 of revenue in 2002. Businesses sold in 2002, but still included in continuing operations, accounted for $4,060,000 of revenue in 2002 and $11,754,000 of revenue in 2001.

2002 had one fewer Sunday than the prior year. Sundays generate substantially more advertising and circulation revenue than any other day of the week.

Advertising Revenue

In 2002, total same property advertising revenue decreased $2,934,000, or 1.0%. Same property retail revenue in the Company’s markets was not as adversely impacted by the slowing economy as major metropolitan markets, and increased $1,211,000, or 0.8%, in 2002. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume. Same property retail rates, excluding preprint insertions, increased 2.8% in 2002.

Same property classified advertising revenue decreased approximately $4,148,000, or 4.0%, in 2002. Higher margin employment advertising at the daily newspapers accounted for more than 100% of the decrease and declined 20.1% for the year. Same property automotive advertising increased by 1.0% due to promotional financing, real estate advertising increased 2.0% due to lower mortgage interest rates, and other daily newspaper classified advertising increased 2.2%. Same property classified advertising rates declined 7.9%, primarily due to declines in employment advertising.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

Year Ended September 30

(Thousands of Inches)	2002	2001	Percent	Change

Retail	6,084	6,245	(2	.6)%
National	337	368	(8.4)
Classified	5,770	5,700	1.2

	12,191	12,313	(1	.0)%

Advertising in niche publications decreased 1.5% on a same property basis. Online advertising increased 18.9% on a same property basis, due to cross selling with the Company’s print publications.

Circulation and Other Revenue

Same property circulation revenue decreased $461,000, or 0.6%, in 2002 primarily due to the loss of a Sunday. The Company’s same property average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations, increased 1.2% and Sunday circulation increased 0.3% for the six months ended September 2002 compared to the same period in the prior year. Total daily and Sunday circulation increased 0.1% and decreased 0.1%, respectively, in the same period. For the six months ended March 2002, same property average daily circulation units, including MNI, increased 2.0% and Sunday circulation increased 0.6% compared to the same period in the prior year. The Company is focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue declined $3,051,000, or 12.5%, in 2002 due, in part, to economic conditions and the loss of certain key customers. Same property online services and other revenue decreased $1,163,000, or 6.5%, in 2002.

Operating Expenses and Results of Operations

The following table sets forth the Company’s operating expenses and overall results as reported in the Consolidated Financial Statements:

Year Ended
September 30 Percent Change

(Thousands)	2002	2001	Tota	l	Same	Property

Compensation	$209,263	$169,530	23.4%		(3	.6)%
Newsprint and ink	43,727	42,009	4.1		(19.1)
Other operating expenses	125,645	107,448	16.9		(4.3)

	378,635	318,987	18.7		(6.1)

Operating cash flow	145,021	107,979	34.3		7.9
Depreciation and amortization	35,050	31,357	11.8		(26.7)

Operating income, before equity in net income
of associated companies	109,971	76,622	43.5		17.9
Equity in net income of associated companies	9,057	7,651	18.4		N	A

Operating income	119,028	84,273	41.2		N	A
Non-operating income (expense), net	(10,778)	6,418	N	M	N	A

Income from continuing operations before
income taxes	108,250	90,691	19.4		N	A
Income tax expense	29,366	32,620	(10.0)		N	A

Income from continuing operations	$78,884	$58,071	35.8%		N	A

Costs other than depreciation and amortization increased $59,648,000, or 18.7%, in 2002. All categories of expenses were impacted by the acquisitions of Howard, which the Company purchased in April 2002, and the remaining 50% of SCN in July 2002. In total, acquisitions accounted for $79,833,000 of operating costs, excluding depreciation and amortization, in 2002. Businesses sold in 2002, but still included in continuing operations accounted for $3,362,000 of operating expenses other than depreciation and amortization in 2002 and $10,401,000 of such expenses in 2001.

Compensation expense increased $39,733,000, or 23.4%, in 2002 as workforce reductions, delayed salary increases and one-time and permanent changes in benefit programs in existing businesses were more than offset by costs of acquired businesses. Newsprint and ink costs increased $1,718,000, or 4.1%, in 2002 as volume increases related to acquired businesses more than offset price decreases and same property volume declines. Other operating costs, exclusive of depreciation and amortization, increased $18,197,000, or 16.9%, in 2002 as costs of acquired businesses more than offset cost savings on a same property basis.

In 2002, the Company adopted the provisions of FASB Statement 142. As a result, goodwill and indefinite useful life intangible assets acquired in a purchase business combination are no longer being amortized, but are tested for impairment at least annually. Amortization expense related to goodwill was $7,815,000 in 2001. The increase in depreciation and amortization expense in 2002 is primarily due to the acquisitions of Howard and SCN, offset by the elimination of goodwill amortization.

Operating cash flow improved 34.3% to $145,021,000 in 2002 from $107,979,000 in 2001. Operating cash flow margin improved to 27.7% from 25.3% in the prior year. The Company’s efforts at controlling expenses and lower newsprint prices all contributed to the improvement, offset to some extent by lower margins of acquired businesses. Equity in net income of associated companies increased due primarily to the inclusion of SCN for part of the year. SCN was accounted for as an equity investment from April through June 2002, prior to the acquisition of the remaining 50% of SCN in July 2002. Operating income margin increased to 22.7% in 2002 from 19.7% for the same reasons, but was further impacted by a higher level of amortization from acquisitions, offset by the goodwill accounting change.

Non-operating Income and Expense

Financial income decreased $22,541,000 to $6,007,000 in 2002. The Company’s invested balances decreased $433,000,000 due to the April 2002 acquisition of Howard. Balances were further reduced in 2002 by final income tax payments related to the sale of broadcast properties in 2001. Reinvestment rates also declined from the prior year. Financial expense increased to $15,777,000 due to increased debt from the acquisitions of Howard and SCN, offset by lower interest rates and subsequent debt reduction from operating cash flows.

Overall Results

Income taxes were 27.1% and 36.0% of pretax income from continuing operations in 2002 and 2001, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,100,000 in 2002. The effective rate would have been 36.5% in 2002 without this event.

As a result of all of the above, income from continuing operations totaled $78,884,000 in 2002, compared to $58,071,000 in 2001. Earnings per diluted common share increased to $1.78 in 2002 from $1.32 in 2001. The favorable resolution of tax issues increased 2002 results by $0.23 per share.

DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000, the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $250,800,000 in 2001. Results for the broadcast properties have been classified as discontinued operations for all periods presented.

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

In July 2002, the Company acquired the remaining 50% of SCN. The Company’s Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002.

In October 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. An additional after-tax loss of $20,000 was recorded in 2003. Results are recorded in discontinued operations for all periods presented in accordance with the provisions of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue from discontinued operations in 2002 and 2001 was $5,668,000 and $7,184,000, respectively. There was no revenue from discontinued operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $140,969,000 in 2003, $115,301,000 in 2002 and $106,735,000 in 2001. Decreases in working capital and increased depreciation and amortization from the acquisitions of Howard and SCN in 2002 accounted for the change between 2003 and 2002. Increased income from continuing operations, offset by increases in working capital, accounted for the change between 2002 and 2001.

Cash required for investing activities totaled $12,791,000 in 2003, $547,474,000 in 2002, and $223,304,000 in 2001. Capital spending accounted for substantially all of the usage of funds in 2003. Acquisitions accounted for substantially all of the usage of funds in 2002. Investment purchases related to the sale of broadcast operations and cash flow from operations were responsible for the primary usage of funds in 2001. The investment portfolio was largely liquidated in 2002 to fund acquisitions.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $20,000,000 in 2004, and other requirements will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Financing activities provided funds of $217,163,000 in 2002. Such activities required funds of $135,764,000 in 2003 and $78,026,000 in 2001 primarily for debt reduction and dividends. The Company’s cash dividend payments have been influenced by timing. The annual dividend in 2001, 2002 and 2003 has remained $0.68 per share.

The Company entered into a five-year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement were to fund the acquisition of Howard, and to provide liquidity for other corporate purposes. $279,000,000 was borrowed under this agreement in 2002 to consummate the acquisitions of Howard and SCN. At September 30, 2003 the outstanding principal balance was $155,000,000.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2003, the Company was in compliance with these covenants.

Cash provided by discontinued operations totaled $4,269,000 in 2003 and primarily reflects net proceeds from the sale of the Ashland, Oregon daily newspaper. Cash required for discontinued operations totaled $42,778,000 in 2002, primarily for income tax payments related to the gain on sale of broadcast operations. Cash provided by discontinued operations totaling $437,337,000 in 2001 primarily reflects net proceeds from the sale of broadcast operations.

SEASONALITY

The Company’s largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Newspaper classified advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 18 to the Consolidated Financial Statements, included herein.

INFLATION

The Company has not been significantly impacted by inflationary pressures over the last several years. The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements and cost reductions to mitigate the impact of inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. This interpretation provides new consolidation accounting guidance for entities involved with variable interest entities (VIE). This guidance requires a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such VIE, to consolidate the VIE. A VIE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require a minimum of 10%), such that the entity is able to finance its activities without additional subordinated financial support from other parties. The adoption of Interpretation 46 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of Statement 150 were effective for the Company for the three months ended September 2003 and the adoption of those provisions did not have a material impact on the Company’s Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands of Dollars) Payments (Or Commitments) Due By Year

		Less	Than			More
Nature of Obligation	Total	1		1-3	3-5	Than 5

Long-term debt	$305,200	$36,600		$24,000	$179,800	$64,800
Lease obligations	16,833	2,081		3,336	2,232	9,184

Total	$322,033	$38,681		$27,336	$182,032	$73,984

Newsprint (metric tons)	298,000	122,000		170,000	6,000	-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase in LIBOR would decrease income from continuing operations before income taxes approximately $1,550,000, based on floating rate debt outstanding at September 30, 2003, excluding MNI.

Interest rate risk in the Company’s investment portfolio is managed by investing only in securities with a maturity at date of acquisition of 180 days or less. Only high-quality investments are considered. In April 2002, the Company liquidated substantially all of its investment portfolio in conjunction with the acquisition of Howard.

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

A $10 per metric ton newsprint price increase would result in a reduction in income from continuing operations before income taxes of approximately $1,104,000, based on actual consumption in 2003, excluding MNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, which totals $150,200,000 at September 30, 2003, excluding MNI.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at September 30, 2003 is approximately $6,100,000. There is no impact on operating results from such changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2003, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since September 30, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item, except for certain information included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement dated December 23, 2003, which is incorporated herein by reference, under the captions “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement dated December 23, 2003, which is incorporated herein by reference, under the captions “Proposal 1 — Election of Directors”, “Compensation of Directors” and “Executive Compensation”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information with respect to this Item is included in the Company’s Proxy Statement dated December 23, 2003, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof”.

Information as of September 30, 2003 with respect to equity compensation plans is as follows:

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options,Warrants And Rights	Number Of Securities Remaining Available For Future Issuance

Equity compensation plans
approved by stockholders (1)(2)	1,177,509	$30.39	2,673,764

(1)     1990 Long-Term Incentive Plan.
(2)     Excludes purchase rights accruing under the Company’s Employees’ Stock Purchase Plan (Purchase Plan), which has a stockholder          approved reserve of 849,000 shares. Under the Purchase Plan, each eligible employee may purchase shares up to 5% of base          compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower          of the average of the high and low market price on either the first or last business day of the plan year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $112,000 in 2003. A director of the Company is an officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement dated December 23, 2003, which is incorporated herein by reference, under the caption “Relationship with Independent Public Accountants”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2003 and 2002
Consolidated Statements of Income – Years ended September 30, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows – Years ended September 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Independent Auditors’ Reports
Report of Management

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index.

REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended September 30, 2003:

Date of Report	Item(s)	Disclosure(s)

July 21, 2003	9 and 12	Earnings for the three months and nine months ended June 30, 2003 and revenue statistics for the month of June 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 2003.

LEE ENTERPRISES, INCORPORATED
/s/ Mary E. Junck	/s/ Carl G. Schmidt
__________________________________	__________________________________
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
and Treasuer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 12th day of November, 2003.

Signature
/s/ Rance E. Crain	Director
________________________________
Rance E. Crain
/s/ Nancy S. Donovan	Director
________________________________
Nancy S. Donovan
/s/ Mary E. Junck	Chairman, President, and Chief
________________________________	and Corporate Counsel and Director
Mary E. Junck
/s/ William E. Mayer	Director
________________________________
William E. Mayer
/s/ Herbert W. Moloney III	Director
________________________________
Herbert W. Moloney III
/s/ Andrew E. Newman	Director
________________________________
Andrew E. Newman
/s/ Gordon D. Prichett	Director
________________________________
Gordon D. Prichett
/s/ Gregory P. Schermer	Vice President - Interactive Media
________________________________	and Corporate Counsel and Director
Gregory P. Schermer
/s/ Mark Vittert	Director
________________________________
/s/ Mark Vittert

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

Number	Description

2.1*	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Current Report on Form 8-K dated April 1, 2002)

2.2*	Escrow Agreement by and among Lee Enterprises, Incorporated, and HPI Indemnifying Stockholders listed on Schedule I attached thereto, and Wells Fargo Iowa, N.A. as Escrow Agent dated as of April 1, 2002 (Exhibit 2.2 to Current Report on Form 8-K dated April 1, 2002)

3.1*	Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of November 14, 2002 (Exhibit 3.1 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)
3.2*	Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Quarter Ended March 31, 2002)
4*	Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1 to Current Report on Form 8-K dated May 7, 1998)

10.1+*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit A to Schedule 14A Definitive Proxy Statement for 1998)

10.1a+*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit 10.1a to Annual Report on form 10-K for the Fiscal Year Ended September 30, 2002)

10.2+*	Lee Enterprises, Incorporated Amended and Restated 1977 Employees' Stock Purchase Plan as amended February 1, 1996 (Exhibit B to Schedule 14A Definitive Proxy Statement for 1996)
10.3+*	Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)
10.4+*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)
10.5+*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998)
10.6+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30,1998)

Number	Description

10.7	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003
16*	Former Independent Accountant's Letter (Exhibit 16 to Current Report on Form 8-K dated July 2, 2002)
21	Subsidiaries and associated companies
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of McGladrey & Pullen, LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Note Purchase Agreement by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99 to Current Report on Form 8-K dated March 31, 1998).
99.1a*	First Amendment to the Note Purchase Agreement, dated as of August 30, 2001, by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99.1 to Current Report on Form 8-K dated September 5, 2001)

99.2*	Credit Agreement among Lee Enterprises, Incorporated, Bank of America, N.A., as Administrative Agent and other lenders party thereto dated as of March 28, 2002 (Exhibit 99 to Current Report on Form 8-K dated April 1, 2002)

CONSOLIDATED STATEMENTS OF INCOME

		Year Ended September 30

(Thousands, Except Per Common Share Data)	2003	2002	2001

Operating revenue:
Advertising	$480,988	$377,145	$300,809
Circulation	133,148	105,711	81,441
Other	42,605	40,800	44,716

	656,741	523,656	426,966

Operating expenses:
Compensation	272,311	209,263	169,530
Newsprint and ink	57,773	43,727	42,009
Depreciation	18,817	18,127	15,992
Amortization of intangible assets	27,799	16,923	15,365
Other	150,107	125,645	107,448

	526,807	413,685	350,344

Operating income, before equity in net income of
associated companies	129,934	109,971	76,622
Equity in net income of associated companies	8,053	9,057	7,651

Operating income	137,987	119,028	84,273

Non-operating income (expense), net:
Financial income	1,120	6,007	28,548
Financial expense	(16,535)	(15,777)	(11,963)
Loss on sales of businesses	(14)	(339)	(6,233)
Other, net	(1,035)	(669)	(3,934)

	(16,464)	(10,778)	6,418

Income from continuing operations before income taxes	121,523	108,250	90,691
Income tax expense	43,462	29,366	32,620

Income from continuing operations	78,061	78,884	58,071

Discontinued operations:
Loss from discontinued operations, net of income tax
effect	-	(176)	(373)
Gain (loss) on dispositions, net of income tax effect	(20)	1,122	254,772

	(20)	946	254,399

Net income	$78,041	$79,830	$312,470

Earnings per common share:
Basic:
Continuing operations	$1.76	$1.79	$1.33
Discontinued operations	-	0.02	5.81

Net income	$1.76	$1.81	$7.14

Diluted:
Continuing operations	$1.75	$1.78	$1.32
Discontinued operations	-	0.02	5.77

Net income	$1.75	$1.80	$7.09

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

		September 30

(Thousands, Except Per Share Data)	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$11,064	$14,381
Accounts receivable, less allowance for doubtful accounts:
2003 $5,596; 2002 $6,035	58,698	57,313
Receivable from associated companies	1,500	1,500
Inventories	9,603	10,166
Deferred income taxes	5,431	7,812
Other	3,589	2,986
Assets of discontinued operations	-	7,723

	89,885	101,881

Investments:
Associated companies	21,205	20,278
Other	8,267	8,498

	29,472	28,776

Property and equipment:
Land and improvements	21,271	21,095
Buildings and improvements	96,736	96,442
Equipment	240,047	231,752

	358,054	349,289
Less accumulated depreciation	157,098	144,992

	200,956	204,297

Goodwill	611,011	611,938
Other intangible assets	486,369	513,109
Other	3,684	3,829

	$1,421,377	$1,463,830

The accompanying Notes are an integral part of the Consolidated Financial Statements.

		September 30

	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$36,600	$14,600
Accounts payable	20,284	21,015
Compensation and other accrued liabilities	33,142	32,591
Income taxes payable	16,553	5,103
Dividends payable	-	7,533
Liabilities of discontinued operations	-	157
Unearned revenue	27,972	27,750

	134,551	108,749

Long-term debt, net of current maturities	268,600	394,700
Deferred items:
Retirement and compensation	8,159	7,655
Income taxes	207,090	208,957
Other	821	995

	619,221	721,056

Stockholders' equity:
Serial convertible preferred stock, no par value;	-	-
authorized 500 shares; none issued
Common Stock, $2 par value; authorized	70,994	69,242
60,000 shares; issued and outstanding:
2003 35,497 shares;
2002 34,621 shares
Class B Common Stock, $2 par value; authorized	18,248	19,380
30,000 shares; issued and outstanding:
2003 9,124 shares;
2002 9,690 shares
Additional paid-in capital	78,697	67,084
Unearned compensation	(2,457)	(1,845)
Retained earnings	636,674	588,913

	802,156	742,774

	$1,421,377	$1,463,830

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Year Ended September 30

		Amount			Shares

(Thousands, Except Per Common Share Data)	2003	2002	2001	2003	2002	2001

Common Stock:	$69,242	$67,318	$66,140	34,621	33,659	33,070
Balance, beginning of year
Conversion from Class B
Common Stock	1,132	1,378	694	566	689	347
Shares issued	638	580	1,194	319	290	597
Shares reacquired	(18)	(34)	(710)	(9)	(17)	(355)

Balance, end of year	70,994	69,242	67,318	35,497	34,621	33,659

Class B Common Stock:
Balance, beginning of year	19,380	20,758	21,480	9,690	10,379	10,740
Conversion to Common
Stock	(1,132)	(1,378)	(694)	(566)	(689)	(347)
Shares reacquired	-	-	(28)	-	-	(14)

Balance, end of year	18,248	19,380	20,758	9,124	9,690	10,379

Additional paid-in capital:
Balance, beginning of year	67,084	57,037	44,271
Stock option expense, net	3,060	2,414	1,932
Shares issued	8,553	7,633	10,834

Balance, end of year	78,697	67,084	57,037

Unearned compensation:
Balance, beginning of year	(1,845)	(1,130)	(1,227)
Restricted shares issued	(2,309)	(2,067)	(1,136)
Restricted shares canceled	9	92	251
Amortization	1,688	1,260	982

Balance, end of year	(2,457)	(1,845)	(1,130)

Retained earnings:
Balance, beginning of year	588,913	539,210	265,578
Net income	78,041	79,830	312,470
Cash dividends per
common share:	(30,259)	(30,075)	(29,797)
2003 $0.68;
2002 $0.68;
2001 $0.68
Shares reacquired	(21)	(52)	(9,041)

Balance, end of year	636,674	588,913	539,210

Total stockholders' equity	$802,156	$742,774	$683,193	44,621	44,311	44,038

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30

(Thousands)	2003	2002	2001

Cash provided by operating activities:
Net income	$78,041	$79,830	$312,470
Results of discontinued operations	20	(946)	(254,399)

Income from continuing operations	78,061	78,884	58,071
Adjustments to reconcile income from continuing
operations to net cash provided by operating
activities of continuing operations:
Depreciation and amortization	46,616	35,050	31,357
Stock compensation expense	4,628	3,936	3,216
Losses on sales, or expected sales, of businesses	30	339	6,233
Distributions less than earnings of associated
companies	(927)	(1,338)	(552)
Change in operating assets and liabilities, net of
effects from business acquisitions:
Decrease (increase) in receivables	(1,326)	2,722	(636)
Decrease (increase) in inventories and other	2,341	(6,562)	47
Decrease in accounts payable,
accrued expenses and unearned revenue	(770)	(98)	(5,507)
Increase (decrease) in income taxes payable	11,450	(9,702)	6,449
Other	866	12,070	8,057

Net cash provided by operating activities	140,969	115,301	106,735

Cash required for investing activities:
Sales (purchases) of temporary cash investments, net	-	211,221	(211,221)
Purchases of property and equipment	(16,128)	(13,522)	(9,904)
Acquisitions, net	(1,073)	(753,089)	(4,518)
Proceeds from sales of businesses	-	7,509	5,341
Other	4,410	407	(3,002)

Net cash required for investing activities	(12,791)	(547,474)	(223,304)

Cash provided by (required for) financing activities:
Proceeds from (payments on) notes payable, net	(3,000)	3,000	(37,937)
Payments on long-term debt	(141,100)	(46,100)	(11,600)
Purchases of common stock	(272)	(341)	(10,050)
Proceeds from long-term debt	40,000	279,000	-
Financing costs	-	(2,442)	-
Cash dividends paid	(37,792)	(22,542)	(29,797)
Other, primarily issuance of common stock	6,400	6,588	11,358

Net cash provided by (required for) financing activities	(135,764)	217,163	(78,026)

Net cash provided by (required for) discontinued
operations	4,269	(42,778)	437,337

Net increase (decrease) in cash and cash equivalents	(3,317)	(257,788)	242,742
Cash and cash equivalents:
Beginning of year	14,381	272,169	29,427

End of year	$11,064	$14,381	$272,169

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company directly, and through its ownership of associated companies, publishes 44 daily newspapers in 18 states and nearly 200 weekly, classified and specialty publications, along with associated online services. The Company currently operates in a single business segment as its enterprises have similar economic characteristics, products, customers and distribution.

1   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain amounts as previously reported have been reclassified to conform with the current year presentation.

Effective in October 2002, the Company adopted the fair value provisions of accounting for stock-based compensation, and all prior periods have been restated. See Note 9.

References to 2003, 2002 and 2001 mean the years ended September 30, 2003, 2002 and 2001, respectively.

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

Investments

Investments in the common stock of associated companies are accounted for using the equity method and are reported at cost plus the Company’s share of undistributed earnings since acquisition, less amortization of intangible assets.

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in the Consolidated Statements of Income. Non-marketable securities are carried at cost.

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on the customer’s historical credit experience, payment trends, and other economic factors, to the extent available.

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined primarily by the last-in, first-out method. Newsprint inventories at September 30, 2003 and 2002 were less than replacement cost by $2,439,000 and $1,887,000, respectively.

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

Years

Buildings and improvements	5 - 49
Printing presses and mailroom equipment	4 - 28
Other	3 - 11

The Company capitalizes interest as a component of the cost of constructing major facilities.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	3 - 15
Customer lists	3 - 23
Newspaper subscriber lists	12 - 33
Other	10

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of adoption of these statements is as follows:

	Year Ended September 30

(Thousands)	2003	2002	2001

Income from continuing operations, as reported	$78,061	$78,884	$58,071
Goodwill amortization, net of income tax benefit	-	-	5,861
Goodwill amortization of associated companies	-	-	236

Income from continuing operations, as adjusted	78,061	78,884	64,168
Discontinued operations	(20)	946	254,399

Net income, as adjusted	$78,041	$79,830	$318,567

The earnings per common share impact related to the adoption of these statements is as follows:

		Year Ended September 30

	2003	2002	2001

Basic:
Income from continuing operations, as reported	$1.76	$1.79	$1.33
Goodwill amortization	-	-	0.14

Income from continuing operations, as adjusted	1.76	1.79	1.47
Discontinued operations	-	0.02	5.81

Net income, as adjusted	$1.76	1.81	$7.28

Diluted:
Income from continuing operations, as reported	$1.75	$1.78	$1.32
Goodwill amortization	-	-	0.14

Income from continuing operations, as adjusted	1.75	1.78	1.46
Discontinued operations	-	0.02	5.77

Net income, as adjusted	$1.75	$1.80	$7.23

Revenue Recognition

Advertising revenues are recorded when advertisements are placed in the publication and circulation revenues are recorded as newspapers are delivered over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers.

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

The Company files income tax returns with various state tax jurisdictions and the Internal Revenue Service. From time to time the Company is audited by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies and does not anticipate any material adverse impact on its earnings as a result of such audits.

Stock Compensation

The Company has three stock-based compensation plans. Prior to 2003, the Company accounted for grants under those plans under APB Opinion 25 and related interpretations. Accordingly, no compensation cost was recognized for grants under the stock option or stock purchase plans. Effective in October 2002, the Company adopted the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statements 123 and 148 been applied to all awards granted to employees after October 1, 1995.

The Company amortizes as compensation expense the value of restricted stock, issued under a long-term incentive plan, by the straight-line method over the restriction period, which is generally three years. See Note 9.

Uninsured Risks

The Company is self-insured for health care costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts. Letters of credit totaling $3,070,000 at September 30, 2003 are outstanding in support of the Company’s insurance program.

Discontinued Operations

In accordance with the provisions of FASB Statement 144, the operations and related losses on properties sold, or identified as held for sale in 2002, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented. Gains are recognized when realized.

2 ACQUISITIONS AND DIVESTITURES

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

The Company acquired three specialty publications at a cost of $1,073,000 in 2003.

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

The Company paid the purchase price and expenses related to the transaction from $433,000,000 of available funds, including proceeds from the sale of its broadcast properties in 2001, and revolving loans under the terms of a five year, $350,000,000 credit agreement.

The representations and warranties of Howard stockholders were secured for varying amounts pursuant to an escrow agreement between the Company and the indemnifying Howard stockholders.

In July 2002, the Company acquired the remaining 50% of SCN from a privately owned company. The transaction was valued at approximately $57,000,000 and was funded in part with approximately $42,000,000 in cash and temporary cash investments. The remainder of the purchase price was funded by the Company’s credit agreement. $3,000,000 of the purchase price was payable in November 2002. The Company’s Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated income information for 2002 and 2001, set forth below, presents results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of each year and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of the respective years. Pro forma results do not include the acquisitions made in 2003 and 2001 because the impact is not significant.

		Year Ended September 30

(Thousands, Except Per Common Share Data) (Unaudited)		2002	2001

Operating revenue		$643,516	$655,560
Income from continuing operations		79,755	43,052
Earnings per common share:
Basic		$1.81	$0.98
Diluted		1.80	0.98

The purchase price allocation for Howard, including SCN and direct costs of acquisitions, is as follows:

(Thousands)

Current assets			$24,501
Property and equipment			93,941
Goodwill			394,332
Other intangible assets			453,703

Total assets acquired			966,477
Current liabilities			27,237
Long-term liabilities			185,394

			$753,846

Acquired intangible assets consist of the following:

		Weighted Average Amortization Period
(Thousands)	Amount		(Years)

Amortizable intangible assets:
Customer lists	$361,074		23
Newspaper subscriber lists	60,607		24
Noncompete agreements	6,000		3

	427,681		23
Unamortizable intangible assets:
Mastheads	26,022

	$453,703

The Company acquired six weekly newspapers or specialty publications and increased its ownership in an Internet venture in 2001.

The Company sold several weekly and specialty publications in 2002 and 2001. These transactions were initiated prior to the adoption of Statement 144 and, accordingly, results to the respective dates of sale and the gain or loss on sale are included in continuing operations. Proceeds from sales of properties or exchanges consist of the following:

	Year Ended September 30

(Thousands)	2002	2001

Noncash working capital	$492	$519
Property and equipment	327	1,319
Intangible assets	7,029	4,961

	7,848	6,799

Loss recognized on sales, or expected sales,
of businesses	(339)	(1,458)

	$7,509	$5,341

In 2001, the Company also recorded an expected loss of $4,775,000 related to businesses identified for sale. The properties were sold in 2002 and an additional loss of approximately $339,000 was recognized. These amounts are classified as non-operating expense in the Consolidated Statements of Income.

3 DISCONTINUED OPERATIONS

In March 2000, the Board of Directors of the Company made a determination to sell its broadcast properties. In May 2000, the Company entered into an agreement to sell substantially all of its broadcasting operations, consisting of eight network-affiliated and seven satellite television stations, to Emmis Communications Corporation and consummated the transaction in October 2000. The net proceeds of approximately $565,000,000 resulted in an after-tax gain for financial reporting purposes of approximately $250,800,000 in 2001. Results for the broadcast properties have been classified as discontinued operations for all periods presented.

In July 2001, the Company completed the sale of its last broadcasting property. Net proceeds of the sale totaled approximately $7,600,000. The after-tax gain of approximately $4,000,000 on the sale is reflected in discontinued operations in 2001.

The Company’s Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase of the remaining 50% of SCN. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002.

In October 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. An additional after tax loss of approximately $20,000 was recognized in 2003. Results for Flathead and Ashland are recorded in discontinued operations for all periods presented in accordance with the provisions of Statement 144.

Income from discontinued operations consists of the following:

	Year Ended September 30

(Thousands)	2003	2002	2001

Operating revenue	$-	$5,668	$7,184

Income from, or gain (loss) on sale of,
discontinued operations	(34)	(5,271)	402,086
Income tax expense (benefit)	(14)	(6,217)	147,687

	$(20)	$946	$254,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate in 2002 as follows:

	Year Ended September 30 2002

Computed "expected" income tax benefit	(35	.0)%
State income taxes, net of federal tax benefit	(3.8)
Resolution of tax issues	(75.9)
Other	(3.2)

	(117	.9)%

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in 2002, from changes in estimates related to state taxes on the sale of broadcasting operations. The difference from the U.S. federal income tax rate in 2003 and 2001 is primarily attributable to state income taxes.

The components of assets and liabilities of discontinued operations at September 30, 2002 are not significant.

4 INVESTMENTS IN ASSOCIATED COMPANIES

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

		September 30

(Thousands)		2003	2002

ASSETS

Current assets		$23,573	$24,284
Investments and other assets		48,302	49,608
Property and equipment, net		15,847	13,972

		$87,722	$87,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, excluding debt		$13,568	$14,673
Debt, including current maturities		29,844	32,344
Other		1,900	291
Stockholders' equity		42,410	40,556

		$87,722	$87,864

		Year Ended September 30

(Thousands)	2003	2002	2001

Operating revenue	$112,471	$106,527	$105,880
Operating expenses, excluding depreciation
and amortization	80,977	74,188	76,484
Operating income	26,410	27,703	24,824
Net income	16,106	16,927	15,302

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $9,665,000, $8,962,000 and $9,300,000 in 2003, 2002 and 2001, respectively. In 2003, the Company also received $694,000 for purchase of a software system.

Certain other information relating to the Company’s investment in MNI is as follows:

		September 30

(Thousands)	2003	2002

Company's share of:
Stockholders' equity	$21,205	$20,278
Undistributed earnings	20,955	20,028

In April 2002, a subsidiary of MNI acquired certain of the assets of Citizen Newspapers, LLC, which owned the Beaver Dam Daily Citizen and various other publications in Wisconsin. The purchase price was approximately $18,440,000.

5 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

	Year Ended September 30

(Thousands)	2003	2002

Goodwill, beginning of year	$ 611,938	$ 225,147
Goodwill related to acquisitions	(927)	395,223
Goodwill related to sales of businesses	-	(8,432)

Goodwill, end of year	$ 611,011	$ 611,938

Identified intangible assets related to continuing operations consist of the following:

	September 30

(Thousands)	2003	2002

Unamortizable intangible assets:
Mastheads	$ 26,022	$ 26,022
Amortizable intangible assets:
Noncompete and consulting agreements	28,441	28,406
Less accumulated amortization	24,168	21,967

	4,273	6,439

Customer and newspaper subscriber lists	526,202	525,224
Less accumulated amortization	70,128	44,576

	456,074	480,648

	$ 486,369	$ 513,109

Annual amortization of intangible assets related to continuing operations for the five years ending September 2008 is estimated to be $27,810,000, $24,901,000, $23,382,000, $23,340,000 and $23,165,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 DEBT

In conjunction with the acquisition of Howard, the Company entered into a five-year, $350,000,000 credit agreement dated as of March 28, 2002 among the Company, Bank of America, N.A. (BofA), as administrative agent, and the other lenders party thereto. The previously existing revolving credit agreement was simultaneously cancelled. The interest rate of the revolving loans at September 30, 2003 is, at the option of the Company, LIBOR plus 1.125% or a base rate equal to the greater of the federal funds rate plus 0.5% or the BofA prime rate. The weighted average interest rate on floating rate debt was 2.26% and 3.07% at September 30, 2003 and 2002, respectively.

Debt consists of the following:

		September 30

(Thousands)	2003	2002

	$ 155,000	$ 244,500
2002 credit agreement
1998 Note Purchase Agreement, 6.14% to 6.64%
due in varying amounts to 2013	150,200	161,800
Other, repaid in 2003	-	3,000

	305,200	409,300
Less current maturities	36,600	14,600

	$ 268,600	$ 394,700

Aggregate maturities during the five years ending September 2008 are $36,600,000, $11,600,000, $12,400,000, $167,400,000 and $12,400,000, respectively.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2003, the Company was in compliance with these covenants.

7 RETIREMENT PLANS

Substantially all the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $17,064,000 in 2003, $13,885,000 in 2002 and $12,153,000 in 2001.

The Company is obligated under an unfunded plan to provide certain fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan was $3,317,000 and $3,457,000 at September 30, 2003 and 2002, respectively.

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

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of Common Stock and Class B Common Stock (collectively Common Shares) of the Company. Rights are attached to and automatically trade with the Company’s Common Shares.

Rights become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company’s outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company’s outstanding Common Shares. Once the Rights become exercisable, they entitle all other stockholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration in May 2008.

9 STOCK OWNERSHIP PLANS

The Company has three stock-based compensation plans. Prior to 2003, the Company accounted for grants under those plans under APB Opinion 25 and related interpretations. Accordingly, no compensation cost was recognized for grants under the stock option or stock purchase plans. Effective in October 2002, the Company adopted the fair value expense recognition provisions of Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of Statement 123 and 148 been applied to all awards granted to employees after October 1, 1995. The cumulative effect of the adoption of Statements 123 and 148 decreased non-current deferred income tax liabilities by $1,075,000, decreased retained earnings by $5,866,000 and increased additional paid-in capital by $6,941,000 at October 1, 2000. Total stock compensation expense is $4,628,000, $3,936,000 and $3,216,000 in 2003, 2002, and 2001, respectively.

The impact of the adoption of Statements 123 and 148 on both income from continuing operations and the related diluted earnings per common share is as follows:

	Year Ended September 30

(Thousands, except per common share data)	2002	2001

Income from continuing operations, as reported	$81,029	$59,829
Additional stock compensation expense (net of income tax
benefit)	(2,145)	(1,758)

Income from continuing operations, as adjusted	$78,884	$58,071

Diluted earnings per common share, as reported	$1.83	$1.36
Additional stock compensation expense	(0.05)	(0.04)

Diluted earnings per common share, as adjusted	$1.78	$1.32

Stock Options and Restricted Stock

The Company has reserved 3,851,000 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 1.7% to 2.6%; price volatility of 20% to 29.8%; risk-free interest rates based upon the life of the option ranging from 1.1% to 5.8%; and expected lives based upon the life of the option ranging from 1 to 8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is as follows:

	Number of Shares

(Thousands)	2003	2002	2001

Under option, beginning of year	1,049	967	1,178
Granted	301	300	355
Exercised	(165)	(174)	(547)
Canceled	(8)	(44)	(19)

Under option, end of year	1,177	1,049	967

Exercisable, end of year	579	530	467

Weighted average prices of options are as follows:

	2003	2002	2001

Granted	$32.52	$35.58	$27.24
Exercised	25.66	25.77	18.83
Under option, end of year	30.39	29.04	26.44
Fair value of options granted	7.39	9.74	6.97

A summary of options outstanding at September 30, 2003 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15 to 20	37,000	1.2	$18.25	37,000	$18.25
20 to 25	44,000	3.0	21.69	44,000	21.69
25 to 30	439,000	5.3	27.18	354,000	27.48
30 to 34	368,000	8.2	32.40	56,000	31.99
35 to 40	289,000	8.1	35.58	88,000	35.63

Total	1,177,000	6.7	$30.39	579,000	$28.13

Restricted stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 2003, 2002 and 2001, the Company granted 71,000, 58,000 and 44,000 shares, respectively, of restricted stock to employees. At September 30, 2003, 164,150 shares of restricted stock were outstanding.

At September 30, 2003, 2,674,000 shares were available for granting of stock options or issuance of restricted stock.

In November 2003, 177,600 options were granted at an exercise price of $43.25 per share and 98,400 shares of restricted stock were issued.

Stock Purchase Plan

The Company has 849,000 shares of Common Stock available for issuance pursuant to an employee stock purchase plan. April 30, 2004 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The weighted-average fair values of purchase rights granted in 2003, 2002 and 2001, computed using the Black-Scholes option-pricing model, were $8.35, $9.23 and $6.93, respectively.

In 2003, 2002 and 2001 employees purchased 76,000, 63,000 and 85,000 shares, respectively, at a price of $30.08 in 2003, $26.44 in 2002 and $19.20 in 2001.

10 INCOME TAXES

Income tax expense consists of the following:

	Year Ended September 30

(Thousands)	2003	2002	2001

Current:
Federal	$36,803	$13,115	$181,412
State	6,131	5,832	28,936
Deferred	514	4,202	(30,041)

	$43,448	$23,149	$180,307

Continuing operations	$43,462	$29,366	$32,620
Discontinued operations	(14)	(6,217)	147,687

	$43,448	$23,149	$180,307

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

Year Ended September 30

20	03	20	02	20	01

Computed "expected" income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	3.7	4.0
State income tax credits	-	-	(2.5)
Net income of associated companies taxed
at dividend rates	(1.9)	(2.5)	(2.3)
Goodwill amortization	-	-	1.2
Resolution of tax issues	-	(9.4)	-
Other	0.6	0.3	0.6

35.8%	27.1%	36.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantial deferred income tax liabilities were recorded in 2002 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

		September 30

(Thousands)	2003	2002

Deferred income tax liabilities:
Property and equipment	$26,402	$20,543
Equity in undistributed earnings of affiliates	1,650	1,594
Identifiable intangible assets	184,616	191,952
Other	1,531	160

	214,199	214,249

Deferred income tax assets:
Accrued compensation	6,403	5,406
Allowance for doubtful accounts	3,285	3,407
Other	2,852	4,291

	12,540	13,104

Net deferred income tax liabilities	$201,659	$201,145

Net deferred income tax liabilities have been classified in the accompanying Consolidated Balance Sheets as follows:

	September 30

(Thousands)	2003	2002

Current assets	$5,431	$7,812
Non current liabilities	(207,090)	(208,957)

	$(201,659)	$(201,145)

A $4,000,000 reduction of income tax expense from changes in estimates related to state income taxes on the sale of broadcasting operations in 2000 and thereafter has been recorded in results from discontinued operations in 2002.

11 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Equity securities totaling $3,891,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable. The fair value of floating rate debt approximates the carrying amount.

The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company’s fixed rate debt are as follows:

	September 30

(Thousands)	2003	2002

Carrying amount	$150,200	$161,800
Fair value	164,000	175,200

12 EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

		Year Ended September 30

(Thousands, Except Per Common Share Data)	2003	2002	2001

Income applicable to common stock:
Continuing operations	$78,061	$78,884	$58,071
Discontinued operations	(20)	946	254,399

Net income	$78,041	$79,830	$312,470

Weighted average common shares	44,478	44,204	43,873
Less non-vested restricted stock	162	117	89

Basic average common shares	44,316	44,087	43,784
Dilutive stock options and restricted stock	197	264	305

Diluted average common shares	44,513	44,351	44,089

Earnings per common share:
Basic:
Continuing operations	$1.76	$1.79	$1.33
Discontinued operations	-	0.02	5.81

Net income	$1.76	$1.81	$7.14

Diluted:
Continuing operations	$1.75	$1.78	$1.32
Discontinued operations	-	0.02	5.77

Net income	$1.75	$1.80	$7.09

13 OTHER INFORMATION

Compensation and other accrued liabilities related to continuing operations consist of the following:

		September 30

(Thousands)	2003	2002

Compensation	$16,578	$17,552
Retirement and stock purchase plans	8,379	7,849
Interest	141	1,075
Other	8,044	6,115

	$33,142	$32,591

Cash flow information is as follows:

		Year Ended September 30

(Thousands)	2003	2002	2001

Cash payments for:
Interest	$16,393	$18,881	$13,025
Income taxes, net of refunds	31,063	65,485	165,028
Capital expenditures related to discontinued operations	-	150	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying account information related to continuing operations is as follows:

		Year Ended September 30

(Thousands)	2003	2002	2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of year	$6,035	$4,328	$3,244
Additions charged to expense	2,966	2,728	4,160
Reserves of businesses acquired or sold	-	2,396	-
Deductions from reserves	3,405	3,417	3,076

Balance, end of year	$5,596	$6,035	$4,328

ALLOWANCE FOR LOSSES ON LOANS

Balance, beginning of year	$2,710	$2,522	$-
Additions charged to expense	117	188	2,522

Balance, end of year	$2,827	$2,710	$2,522

15 RELATED PARTY TRANSACTIONS

In 2002, the Company accrued a $1,000,000 contribution to Lee Foundation, the directors of which are officers of the Company. The contribution was paid in 2003. Lee Foundation supports not for profit organizations in the communities in which newspapers and other publications of the Company are located. Company officers receive no compensation from Lee Foundation.

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $112,000 in 2003 and $76,000 in 2002. A director of the Company is an officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

16 COMMITMENTS AND CONTINGENT LIABILITIES

Newsprint

In 2002, the Company entered into a four-year contract for the annual purchase of 45,000 metric tons of newsprint, at market prices, from a single supplier. The commitment represents approximately one-third of the Company’s annual volume, inclusive of MNI. The commitment is reduced to the extent it exceeds 75% of the Company’s annual usage. The Company has other newsprint commitments, for amounts totaling approximately 76,000 metric tons per year, at market prices, with other suppliers.

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced by other leases. Minimum lease payments during the five years ending September 2008 and thereafter are $2,081,000, $1,875,000, $1,461,000, $1,245,000, $987,000, and $9,184,000, respectively. Total operating lease expense is $3,033,000, $2,544,000, and $2,241,000 for 2003, 2002, and 2001, respectively.

Litigation

The Company is involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements, taken as a whole.

17 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51. This interpretation provides new consolidation accounting guidance for entities involved with variable interest entities (VIE). This guidance requires a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such VIE, to consolidate the VIE. A VIE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require a minimum of 10%), such that the entity is able to finance its activities without additional subordinated financial support from other parties. The adoption of Interpretation 46 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of Statement 150 were effective for the Company for the three months ended September 2003 and the adoption of those provisions did not have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18 QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter

(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2003

Operating revenue	$169,836	$154,499	$167,373	$165,033
Income from continuing operations	22,478	14,624	21,458	19,501
Discontinued operations	(20)	-	-	-
Net income	22,458	14,624	21,458	19,501

Earnings per common share:
Basic:
Continuing operations	$0.51	$0.33	$0.48	$0.44
Discontinued operations	-	-	-	-

Net income	$0.51	$0.33	$0.48	$0.44

Diluted:
Income from continuing operations	$0.51	$0.33	$0.48	$0.44
Discontinued operations	-	-	-	-

Net income	$0.51	$0.33	$0.48	$0.44

2002

Operating revenue	$106,998	$96,145	$159,185	$161,328
Income from continuing operations	17,614	12,667	30,187	18,418
Discontinued operations	(37)	(103)	1,333	(247)
Net income	17,577	12,564	31,520	18,171

Earnings per common share:
Basic:
Continuing operations	$0.40	$0.29	$0.68	$0.42
Discontinued operations	-	-	0.03	(0.01)

Net income	$0.40	$0.29	$0.71	$0.41

Diluted:
Continuing operations	$0.40	$0.29	$0.68	$0.41
Discontinued operations	-	-	0.03	(0.01)

Net income	$0.40	$0.29	$0.71	$0.41

INDEPENDENT AUDITORS’ REPORT

To the Stockholders
Lee Enterprises, Incorporated
    and subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the fair value provisions of FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and retroactively, restated the 2002 consolidated financial statements for the change, and in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to FASB Statement 142.

/s/ Deloitte & Touche LLP

Davenport, Iowa
December 9, 2003

To the Stockholders
Lee Enterprises, Incorporated
     and Subsidiaries
Davenport, Iowa

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Lee Enterprises, Incorporated and subsidiaries for the year ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lee Enterprises, Incorporated and subsidiaries for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements have been restated due to the adoption of the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
November 9, 2001, except for the effects of the restatement as discussed in Note 1, as to which the date is December 8, 2003

McGladrey & Pullen, LLP is a member firm of RSM International – an affiliation of separate and independent legal entities.

LEE ENTERPRISES

REPORT OF MANAGEMENT

The management of Lee Enterprises, Incorporated is responsible for the preparation and integrity of all financial statements and other information contained in this Annual Report on Form 10-K. We rely on a system of internal financial and disclosure controls to meet the responsibility of providing accurate financial statements. These controls provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and that the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by independent auditors, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company’s systems and procedures and performing such other audit tests as deemed necessary.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets regularly with management and the independent auditors to review the results of their work and to satisfy itself that their respective responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have regular discussions with the Committee regarding appropriate auditing and financial reporting matters.

/s/Mary E. Junck
Mary E. Junck
Chairman, President and Chief Executive Officer

/s/Carl G. Schmidt
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer

December 23, 2003

EXHIBIT 10.7

LEASE AGREEMENT

between

RYAN COMPANIES US, INC.
as “Landlord”

and

LEE ENTERPRISES, INCORPORATED
as “Tenant”

TABLE OF CONTENTS

SECTION	PA	GE
1. PREMISES	1
2. TERM; POSSESSION	2
3. RENT	3
4. BUILDING MANAGEMENT; COMMON AREAS	8
5. USE AND COMPLIANCE WITH LAWS	8
6. TENANT IMPROVEMENTS AND ALTERATIONS	12
7. MAINTENANCE AND REPAIRS	13
8. TAXES	14
9. UTILITIES AND SERVICES	15
10. EXCULPATION AND INDEMNIFICATION	16
11. INSURANCE	17
12. DAMAGE OR DESTRUCTION	19
13. CONDEMNATION	20
14. ASSIGNMENT AND SUBLETTING	21
15. DEFAULT AND REMEDIES	23
16. LATE CHARGE AND INTEREST	24
17. WAIVER	25
18. ENTRY, INSPECTION AND CLOSURE	25
19. SURRENDER AND HOLDING OVER	25
20. ENCUMBRANCES	26
21. ESTOPPEL CERTIFICATES	27
22. NOTICES	27
23. ATTORNEYS' FEES	28
24. QUIET POSSESSION	28
25. SECURITY MEASURES	28
26. FORCE MAJEURE	29
27. RULES AND REGULATIONS	29
28. LANDLORD'S LIABILITY	29
29. CONSENTS AND APPROVALS	29
30. BROKERS	30
31. WAIVER OF LANDLORD'S LIEN	30
32. ENTIRE AGREEMENT	30
33. MISCELLANEOUS	30
34. AUTHORITY	31

BASIC LEASE INFORMATION

Lease Date:	For identification purposes only, the date of this Lease is May , 2003

Landlord:	RYAN COMPANIES US, INC.

Tenant:	LEE ENTERPRISES, INCORPORATED, a Delaware Corporation

Building:	The office building containing six stories of Rentable Area to be built by
Landlord at Second Street and Harrison Avenue in Davenport, Iowa

Building Address:	201 Harrison Street, Davenport, Iowa

Rentable Area of Building:	88,778 square feet

Premises:	Floor: Top 2 Floors (namely Five and Six)
Suite Number: TBD
Rentable Area: Approximately 31,120 square feet of Rentable Area, subject to adjustment
Term:	180 full calendar months (plus any partial month at the beginning of the Term)

Option to Extend	Two periods of five years each
Term:

Scheduled Commencement Date:	May 1, 2004

Expiration Date:	The last day of the 180th full calendar month in the Term

Base Rent:	Months 1 - 12:	$14.75 per square foot of Rentable Area per Annum
	Months 13 - 24:	$15.05 per square foot of Rentable Area per Annum
	Months 25 - 36:	$15.35 per square foot of Rentable Area per Annum
	Months 37 - 48:	$15.65 per square foot of Rentable Area per Annum
	Months 49 - 60:	$15.97 per square foot of Rentable Area per Annum
	Months 61 - 72:	$16.29 per square foot of Rentable Area per Annum
	Months 73 - 84:	$16.61 per square foot of Rentable Area per Annum
	Months 85 - 96:	$16.94 per square foot of Rentable Area per Annum
	Months 97 - 108:	$17.28 per square foot of Rentable Area per Annum
	Months 109 - 120:	$17.63 per square foot of Rentable Area per Annum
	Months 121 - 132:	$17.98 per square foot of Rentable Area per Annum
	Months 133 - 144:	$18.34 per square foot of Rentable Area per Annum
	Months 145 - 156:	$18.71 per square foot of Rentable Area per Annum
	Months 157 - 168:	$19.08 per square foot of Rentable Area per Annum
	Months 169 - 180:	$19.46 per square foot of Rentable Area per Annum
	Extension Terms:	Market Rate, but not less than the rate of Base Rent
for the prior year.

Tenant's Share:	35.02%, subject to adjustment

Landlord's Address for	RYAN COMPANIES US, INC.
Payment of Rent:	c/o Ryan Properties, Inc.
50 South Tenth Street
Suite 300
Minneapolis, MN 55403

Business Hours:	7:00 a.m. - 6:30 p.m.

Landlord's Address for	RYAN COMPANIES US, INC.
Notices:	c/o Ryan Properties, Inc.
50 South Tenth Street
Suite 300
Minneapolis, MN 55403

Tenant's Address for	Prior to Commencement:
Notices:	215 North Main
Davenport, IA 52801
Following Commencement:
The Premises

Broker(s):	Ruhl & Ruhl Commercial Company

Guarantor(s):	None

Property Manager:	Ryan Properties, Inc.

Additional Provisions:

Exhibits:
Exhibit A:	The Premises
Exhibit A-1	The Property
Exhibit B:	Construction Rider
Exhibit C:	Building Rules
Exhibit D:	Additional Provisions

        The Basic Lease Information set forth above is part of this Lease. In the event of any conflict between any provision in the Basic Lease Information and this Lease, this Lease shall control. In the event of any conflict or inconsistency between Exhibit B or Exhibit D and this Lease, Exhibits B and D shall control.

        THIS LEASE is made as of the Lease Date set forth in the Basic Lease Information, by and between the Landlord identified in the Basic Lease Information (“Landlord”), and the Tenant identified in the Basic Lease Information (“Tenant”). Landlord and Tenant hereby agree as follows:

        1. PREMISES. Landlord hereby leases to Tenant, and Tenant hereby leases from Landlord, upon the terms and subject to the conditions of this Lease, the office space identified in the Basic Lease Information as the Premises (the “Premises”), in the Building located at the address specified in the Basic Lease Information referenced above (the “Building”), which Building is situated on the land legally described on Exhibit A-1 attached hereto (all such land, any easements and other appurtenances thereto and the Building are collectively the “Property”). The approximate configuration and location of the Premises is shown on Exhibit A. Landlord and Tenant agree that the rentable area of the Premises for all purposes under this Lease shall be the Rentable Area specified in the Basic Lease Information, provided that within ninety (90) days from the Commencement Date, either Landlord or Tenant may have the Rentable Area of the Premises verified by a certification by an independent architect acceptable to Landlord and Tenant. The square footage of the Premises as determined by Landlord’s architect shall be the Rentable Area of the Premises, but in no event will it be greater than 31,120square feet and Tenant’s Share shall be adjusted accordingly with any necessary payments or reimbursements made by the appropriate party within thirty (30) days thereafter. The Rentable Area of the Premises and the Building will be calculated in accordance with the American National Standard Method of Measuring Floor Area in Office Buildings. ANSI/BOMAA65.1-1996.

        1.1 Right Of First Refusal. Subject to the terms and conditions set forth in this Section 1.1, Landlord grants to Tenant the continuing and recurring right and option (“Right of First Refusal”) to add space (“Right of First Refusal Space” or “ROFR Space”) to the Premises as follows:

(a)	The Right of First Refusal Space shall consist of the space on the 4th floor in the Building and identified on Exhibit A as “Right of First Refusal Space.”

(b)	Landlord shall notify Tenant in writing of any third party offer to lease the Right of First Refusal Space and Landlord’s written response to the same. Landlord’s notice shall include all material terms on which Landlord intends to lease the Right of First Refusal Space, including Base Rent, Term, Landlord’s contribution to Tenant Improvements and the approximate date possession is to be delivered. Tenant shall have ten (10) business days from receipt of Landlord’s notice to Tenant to advise Landlord in writing that Tenant accepts the Right of First Refusal Space

(c)	Each ROFR Space shall be delivered to Tenant (i) if previously leased to a third party tenant, in its “as-is” condition as of the date of delivery; (ii) if not previously leased, finished to the minimum shell requirement.

(d)	The Term of the Lease as to each ROFR Space shall commence on the earlier of (i) the Sixtieth (60th) day following delivery to Tenant of the ROFR Space in question and (ii) the date Tenant occupies substantially all of the ROFR Space in question for the regular conduct of its business. The Term as to each ROFR Space shall expire on the date fixed for the expiration of the Term as to the initial Premises.

(e)	Base Rent for each ROFR Space shall be at the same rate due for the initial Premises.

(f)	Landlord shall provide a Tenant Improvement Allowance equal to $32.00 multiplied by the number of square feet of Rentable Area in the ROFR Space in question, multiplied by a fraction, the numerator of which is the number of months remaining in the initial Term as of the Commencement Date for the ROFR Space in question and the denominator of which is 180. The Tenant Improvement Allowance shall be paid to Tenant in the manner provided for in Exhibit B to this Lease

(g)	Prior to delivery of possession, Tenant and Landlord shall execute an amendment to this Lease reflecting the addition to the Premises, the additional Base Rent, the change in ratio of the Rentable Area of the Premises to the Building to be calculated as set forth in Section 1 above and any other revisions necessary because of such Right of First Refusal Space being added to the original Premises. All terms and conditions of this Lease, except those modified by the amendment, shall apply to the additional Premises.

(h)	If, at the time of the exercise or at any time thereafter until the commencement of the Term as to the Right of First Refusal Space, an Event of Default exists under this Lease, which remains uncured, Tenant will have no right to exercise its option as to the relevant Right of First Refusal Space and/or to lease such Right of First Refusal Space.

        2. TERM; POSSESSION. The term of this Lease (the “Term”) shall commence on the Commencement Date as described below and, unless sooner terminated, shall expire on the Expiration Date set forth in the Basic Lease Information (the “Expiration Date”). The “Commencement Date” shall be one hundred twenty (120) days after the date on which Landlord tenders possession of the Premises to Tenant, with all of Landlord’s construction obligations, “Substantially Completed” as provided in the Construction Rider attached as Exhibit B (the “Construction Rider”). The parties anticipate that the Commencement Date will occur on or about the Scheduled Commencement Date set forth in the Basic Lease Information (the “Scheduled Commencement Date”). When the Commencement Date has been established, Landlord and Tenant shall at the request of either party confirm the Commencement Date and Expiration Date in writing. Notwithstanding the foregoing, the Premises shall be delivered to Tenant with all of Landlord’s construction obligations completed no later than January 1, 2004.

        2.1 Extended Term. Landlord grants to Tenant the option to extend the Term of this Lease for two (2) additional periods of five (5) years each (“Extension Terms” and singularly an “Extension Term”), subject to and upon the following conditions:

(a)	The Extension Terms will each commence as of the expiration of the preceding Term of this Lease.

(b)	Tenant will give written notice of exercise to Landlord not less than twelve (12) months prior to the commencement of the Extension Terms, time being of the essence.

(c)	The Extension Terms will be upon all of the terms and conditions of this Lease. If Landlord and Tenant cannot agree upon the Market Rate for the Extension Terms, the determination of the Market Rate will be made in accordance with the terms of Section 3.1.2.

(d)	No Event of Default shall be in existence at either the time of exercise or at any time prior to commencement of the Extension Terms.

        2.2 Landlord’s Notice. In order for the deadlines set forth in Sections 2.1 and 2.2 above to be effective, Landlord shall notify Tenant of the expiration of the same at least ninety (90) days but no more than one hundred eighty (180) days prior to the deadlines. If Landlord fails to give such notice, the deadline shall be extended to the date that is ninety (90) days from Landlord’s notice to Tenant.

        3. RENT.

        3.1 Base Rent. Tenant agrees to pay to Landlord the Base Rent set forth in the Basic Lease Information, without prior notice or demand, on the first day of each and every calendar month during the Term, except that Base Rent for any partial month at the beginning of the Term shall be paid on the Commencement Date. Base Rent for any partial month at the beginning or end of the Term shall be prorated based on the actual number of days in the month.

        3.1.1 Base Rent: Extension Term. Tenant agrees to pay to Landlord Base Rent for the applicable Extension Term at the market rate ("Market Rate").

Market Rate shall be defined as what an arm’s-length, non-expansion, non-renewal, non-equity tenant of comparable credit to Tenant would, as of the beginning of the term in question, pay for base rent for space of comparable size, quality, utility and location, taking into account the length of the term and all allowances and concessions being offered in the market, but excluding any value added by Tenant Alterations. The Market Rate shall be determined as follows: Within thirty (30) days after Landlord receives notice from Tenant of Tenant’s election to exercise an Extension Option, Landlord will give notice to Tenant of its preliminary determination of the Market Rate for the Premises; however, Landlord’s preliminary determination will not constitute the Market Rate unless Tenant agrees to the same in writing by notice to Landlord in writing within thirty (30) days after Tenant’s receipt of Landlord’s determination. If Tenant fails to send such notice of agreement, the parties shall meet within fifteen (15) days after Tenant’s objection and attempt to agree on the Market Rate. If the parties are unable to agree upon the Market Rate within such fifteen (15) day period after the Tenant’s objection, then at the request of either party, the Market Rate will be determined by appraisal, made by a board of appraisers consisting of three (3) independent real estate appraisers who are “Members of the Appraisal Institute” (“MAI”) and who have no affiliation with or economic interest in Landlord or Tenant (each an “Expert”), each of whom has been actively involved in commercial real estate in Iowa no less than five (5) years prior to appointment. In addition, each such Expert shall have been active over the five (5) year period ending on the date of such appointment in the appraisal of comparable commercial properties in the vicinity of the Building. One Expert will be appointed by Tenant, and one Expert will be appointed by Landlord. Both Landlord and Tenant shall appoint their Expert within fifteen (15) days after the failure of Landlord and Tenant to agree on the Market Rate. The third Expert will be appointed by the first two Experts. If the first two Experts are unable to agree on a third Expert within ten (10) days after the appointment of the second Expert, or if either party refuses or neglects to appoint an Expert as herein provided within fifteen (15) days after the appointment of the first Expert, then the third Expert or the second Expert, whose appointment was not made as provided above, may be appointed by any active judge of the Seventh Judicial District of Iowa for Scott County. If determinations of at least two (2) of the Experts are identical in amount, that amount will be determined to be the Market Rate. If the determinations of all three (3) Experts are different in amount, the highest appraised value will be averaged with the middle value (that average being referred to as “Sum A”). The lowest appraised value will be averaged with the middle value (that average being referred to as “Sum B”), and the Market Rate will be determined as follows: (i) if neither Sum A nor Sum B differs from the middle appraised value by more than ten percent (10%) of the middle appraised value, then the Market Rate will be the average of the three (3) appraisals, (ii) if either Sum A or Sum B (but not both) differs from the middle appraised value by more than ten percent (10%) of the middle appraised value, then the Market Rate will be the average of the middle appraised value and the appraised value closer in amount to the middle appraised value, and (iii) if both Sum A and Sum B differ from the middle appraised value by more than 10% of the middle appraised value, then the Market Rate will be equal to the middle appraised value. Written notice of the Market Rate as duly determined in accordance with this Section shall be promptly given to Landlord and Tenant and will be binding and conclusive on them. Each party will bear its own expenses in connection with the board proceeding, except that the fees of the third Expert will be borne equally by Landlord and Tenant. If, for any reason, the Market Rate has not been determined at the time of the commencement of the Extension Term, then the Base Rent will be the amount in effect at the end of the then current Term, and if the determination of the Experts as provided above indicates that a lesser or greater amount should have been paid than that which was actually paid, a proper adjustment for rent paid after the commencement of the Extension Term will be made in a payment from Landlord to Tenant, or Tenant to Landlord, as the case may be, such payment to be made within thirty (30) days of the determination of the Market Rate.

        3.2 Additional Rent: Increases in Operating Costs and Taxes.

                          (a)        Definitions.

(1)	“Operating Costs” means all reasonable costs, to the extent actually expended and incurred, but excepting costs excluded as described below, of managing, operating, maintaining and repairing the Property, including but not limited to costs, expenditures, fees and charges for: (A) operation, maintenance and repair of the Property (including maintenance, repair and replacement of glass, the roof covering or membrane, and landscaping); (B) utilities and services (including telecommunications facilities and equipment, recycling programs and trash removal), and associated supplies and materials; (C) compensation (including employment taxes and fringe benefits) for persons who perform maintenance and other operational duties at the Building in connection with the operation, management, maintenance and repair of the Building, such compensation to be appropriately allocated for persons who also perform duties unrelated to the Building; (D) property (including coverage for earthquake, flood and other extended coverages if carried by Landlord), liability, rental income and other insurance relating to the Property, and expenditures for deductible amounts paid under such insurance; (E) licenses, permits and inspections; (F) non-capital costs in complying with the requirements of any law, statute, ordinance or governmental rule or regulation or any orders pursuant thereto (collectively “Laws”); (G) actual costs (including rent) in operating an office in the Building not to exceed five hundred (500) square feet; but if such office is used for the operations of more than the Building, such rent shall be prorated; (H) amortization of capital improvements which are intended to reduce Operating Costs or improve the efficiency of any Building system, but only to the extent such amortized costs are equal to or less than the savings created by such improvements (I) Amortization of capital costs due to changes in Laws; and (J) management fees not to exceed four percent (4%) of gross revenues, consisting of Base Rent, Operating Costs and Taxes. Operating Costs for any calendar year during which average occupancy of the Building is less than one hundred percent (100%) shall be calculated based upon the Operating Costs that would have been incurred if the Building had an average occupancy of one hundred percent (100%) during the entire calendar year, but only to the extent such Operating Costs vary directly with occupancy.

Notwithstanding the foregoing, Operating Costs shall not include (i) capital improvements except as specifically provided for above; (ii) costs of special services rendered to individual tenants (including Tenant) for which a special charge is made; (iii) interest and principal payments and costs on loans or indebtedness secured by the Property; (iv) costs of improvements (including but not limited to decorating) for Tenant or other tenants of the Building; (v) costs of services or other benefits of a type which are not customarily provided to all tenants in an office building but which are provided to other tenants or occupants, and costs for which Landlord is reimbursed by other tenants of the Building other than through payment of tenants’ shares of increases in Operating Costs and Taxes; (vi) marketing and promotional costs, leasing commissions and brokers’ fees and other expenses incurred in connection with leasing space in the Building or enforcing such leases; (vii) depreciation or amortization; (viii) costs, fines or penalties incurred due to Landlord’s violation of any Law; (ix) the cost of purchasing or renting art; (x) Landlord’s general overhead; (xi) legal fees and expenses, except if the same relate to Landlord’s reasonable efforts in contesting taxes or will otherwise relate to activities that will reduce Operating Costs; (xii) salaries and expenses for employees above the level of Building manager;; (xiii) costs relating to environmental remediation and compliance with environmental laws, unless the same relate to routine matters (not relating to remediation of adverse environmental conditions) in the ordinary course of operating the Building; (xiv) costs that exceed fair market rates; (xv) costs of correcting defects in the design or construction of the Building; (xvi) costs other than Operating Costs which are reimbursable by third parties; and (xvii) additional costs associated with retail operations in the Building or communications equipment (unless such communications equipment is related to operation of the Building).

(2)	“Taxes” means all real property taxes and general, special or district assessments or other governmental impositions, of whatever kind, nature or origin, imposed on or by reason of the ownership or use of the Property (including but not limited to the Tenant Improvements); service payments in lieu of taxes and taxes and assessments of every kind and nature whatsoever levied or assessed in addition to, in lieu of or in substitution for existing or additional real or personal property taxes on the Property or the personal property owned by Landlord and located on and used in connection with the Building; and the reasonable cost of contesting by appropriate proceedings the amount or validity of any taxes, assessments or charges described above provided Landlord acts reasonably in pursing such contest. Notwithstanding the foregoing, “Taxes” shall not include any special assessments for public improvements, except for amortized amounts of the same or annual installments relating to the same which fall due during the term of this Lease; general overhead; salaries and expenses for employees; and Landlord’s income, profit, franchise, inheritance, estate, gift and transfer taxes and fees and accounting costs related thereto.

(3)	“Tenant’s Share” means the Rentable Area of the Premises divided by the total Rentable Area of the Building, as determined in this Lease. If the Rentable Area of the Building is changed or the Rentable Area of the Premises is changed by Tenant’s leasing of additional space hereunder or for any other reason, Tenant’s Share shall be adjusted accordingly calculated in the manner set forth in Section 1 above.

                        (b) Additional Rent.

(1)	Tenant shall pay Landlord as “Additional Rent” for each calendar year or portion thereof during the Term Tenant’s Share of the sum of (x) Operating Costs and (y) Taxes calculated in Subsection (2) below

(2)	Prior to the beginning of each calendar year, Landlord shall notify Tenant of Landlord’s estimate of Operating Costs, Taxes and Tenant’s Additional Rent for the following calendar year. Commencing on the first day of January of each calendar year and continuing on the first day of every month thereafter in such year, Tenant shall pay to Landlord one-twelfth (1/12th) of the estimated Additional Rent. If Landlord thereafter estimates that Operating Costs or Taxes for such year will vary from Landlord’s prior estimate, Landlord may, by notice to Tenant, revise the estimate for such year but no more than twice in any year (and Additional Rent shall thereafter be payable based on the revised estimate).

(3)	As soon as reasonably practicable after the end of the Base Year and each calendar year thereafter, Landlord shall furnish Tenant a statement with respect to such year, showing Operating Costs, Taxes and Additional Rent for the year, and the total payments made by Tenant with respect thereto. If Tenant does object to such statement, then Landlord shall provide Tenant with reasonable verification of the figures shown on the statement and the parties shall negotiate in good faith to resolve any disputes. Any objection of Tenant to Landlord’s statement and resolution of any dispute shall not postpone the time for payment of any amounts due Tenant or Landlord based on Landlord’s statement, nor shall any failure of Landlord to deliver Landlord’s statement in a timely manner relieve Tenant of Tenant’s obligation to pay any amounts due Landlord based on Landlord’s statement.

(4)	If Tenant’s Additional Rent as finally determined for any calendar year exceeds the total payments made by Tenant on account thereof, Tenant shall pay Landlord the deficiency within ten (10) days of Tenant’s receipt of Landlord’s statement. If the total payments made by Tenant on account thereof exceed Tenant’s Additional Rent as finally determined for such year, Tenant’s excess payment shall be credited toward the rent next due from Tenant under this Lease. For any partial calendar year at the beginning or end of the Term, Additional Rent shall be prorated on the basis of a 365-day year by computing Tenant’s Share of Operating Costs and Taxes for the entire year and then prorating such amount for the number of days during such year included in the Term. Notwithstanding the termination of this Lease, Landlord shall pay to Tenant or Tenant shall pay to Landlord, as the case may be, within ten (10) days after Tenant’s receipt of Landlord’s final statement for the calendar year in which this Lease terminates, the difference between Tenant’s Additional Rent for that year, as finally determined by Landlord, and the total amount previously paid by Tenant on account thereof.

“Tenant’s Share of Operating Costs, exclusive of utility costs and insurance costs, for the fourth full calendar year shall not exceed Tenant’s Share of Operating Costs, exclusive of utility costs and insurance costs, for the third full calendar year, increased by the greater of a) the increase in the Consumer Price Index for all Urban Consumers (CPI-U) (U.S. City Average), plus one hundred basis points and b) four percent (the “Operating Cost Cap”). The Operating Cost Cap for each succeeding year shall be equal to the Operating Cost Cap for the prior year increased by the greater of a) the increase in the CPI-U plus one hundred basis points and b) four percent.”

        3.3 Payment of Rent. All amounts payable or reimbursable by Tenant under this Lease, including late charges and interest (collectively, “Rent”), shall constitute rent and shall be payable and recoverable as rent in the manner provided in this Lease. All sums payable to Landlord on demand under the terms of this Lease shall be payable within ten (10) days after notice from Landlord of the amounts due. All rent shall be paid without offset, recoupment or deduction in lawful money of the United States of America to Landlord at Landlord’s Address for Payment of Rent as set forth in the Basic Lease Information, or to such other person or at such other place as Landlord may from time to time designate.

        3.4 Records of Operating Costs. Full, true and accurate records of Tenant’s Share of Operating Costs shall be readily and correctly available at Landlord’s offices upon the written request of Tenant. For a period of twelve (12) months after each Lease year, Tenant shall have the right, during normal business hours, to review Landlord’s books and records relating to the Operating Costs for the purpose of examining, reviewing and auditing such books and records. In the event a discrepancy is discovered in the Operating Costs previously paid by Tenant which exceeds five percent (5%) of the amount so billed, Tenant shall be entitled to an abatement in rent in an amount equal to the discrepancy and shall also be entitled to recover its actual out-of-pocket expenses in conducting the examination, review and audit of such books and records. Out-of-pocket expenses shall include reimbursement for wages paid to its employees conducting such audits.

         4. BUILDING MANAGEMENT; COMMON AREAS.

         4.1 Management. Landlord covenants that it will at all times have the Building managed in a first-class manner. Landlord shall use Ryan Properties, Inc. as the initial manager for the Building.

        4.2 Common Areas. Tenant shall have the right to use in common with other tenants in the Building the areas generally available to tenants in the Building, including hallways, stairways, walkways, elevators, lobby, loading docks, bathrooms, sidewalks, driveways and other areas of the Building necessary for access and/or use of the Premises. Tenant shall have the right to utilize the interior fire stairs to provide access between floors.

         5. USE AND COMPLIANCE WITH LAWS.

        5.1 Use. The Premises shall be used and occupied for general business office purposes and ancillary uses and for no other use or purpose. Tenant shall comply with all present and future Laws relating to Tenant’s particular use or occupancy of the Premises (and make any repairs, alterations or improvements as required to comply with any changes in such Laws to the extent they relate to Tenant’s particular use and occupancy of the Premises), and shall observe the “Building Rules” (as defined in Section 27 — Rules and Regulations), provided they are reasonable and apply to all tenants in the Building. Tenant shall not do, bring, keep or sell anything in or about the Premises that is prohibited by, or that will cause a cancellation of or an increase in the existing premium for, any insurance policy covering the Property or any part thereof. Tenant shall not permit the Premises to be occupied or used in any manner that will constitute waste or a nuisance, or disturb the quiet enjoyment of other tenants in the Building. Tenant shall not, except as contemplated by Exhibit B and documents referenced therein, without the prior consent of Landlord, (i) bring into the Building or the Premises anything that may cause substantial noise, odor or vibration, overload the floors in the Premises or the Building or any of the heating, ventilating and air-conditioning (“HVAC”), mechanical, elevator, plumbing, electrical, fire protection, life safety, security or other systems in the Building (“Building Systems”), or jeopardize the structural integrity of the Building or any part thereof; (ii) connect to the utility systems of the Building any apparatus, machinery or other equipment other than typical office equipment; or (iii) connect to any electrical circuit in the Premises any equipment or other load with aggregate electrical power requirements in excess of eighty percent (80%) of the rated capacity of the circuit.

         5.2 Hazardous Materials.

                   (a)           Definitions.

(1)	“Hazardous Materials” shall mean any substance: (A) that now or in the future is regulated or governed by, requires investigation or remediation under, or is defined as a hazardous waste, hazardous substance, pollutant or contaminant under any governmental statute, code, ordinance, regulation, rule or order, and any amendment thereto, including the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C. et seq.;9601 et seq., and the Resource Conservation and Recovery Act, 42 U.S.C. §6901 et seq., or (B) that is toxic, explosive, corrosive, flammable, radioactive, carcinogenic, dangerous or otherwise hazardous, including gasoline, diesel fuel, petroleum hydrocarbons, polychlorinated biphenyls (PCBs), asbestos, radon and urea formaldehyde foam insulation.

(2)	“Environmental Requirements” shall mean all present and future Laws, orders, permits, licenses, approvals, authorizations and other requirements of any kind applicable to Hazardous Materials.

(3)	“Handled by Tenant” and “Handling by Tenant” shall mean and refer to any installation, handling, generation, storage, use, disposal, discharge, release, abatement, removal, transportation, or any other activity of any type by Tenant or its agents, employees, contractors, licensees, assignees, sublessees, transferees or representatives (collectively, “Representatives”), at or about the Premises in connection with or involving Hazardous Materials.

(4)	“Environmental Losses” shall mean all costs and expenses of any kind, damages, including foreseeable and unforeseeable consequential damages, fines and penalties incurred in connection with any violation of and compliance with Environmental Requirements and all losses of any kind attributable to the diminution of value, loss of use or adverse effects on marketability or use of any portion of the Property.

(b)	Tenant’s Covenants. No Hazardous Materials shall be Handled by Tenant at or about the Premises or Property without Landlord’s prior written consent, which consent may be granted, denied, or conditioned upon compliance with Landlord’s requirements, all in Landlord’s reasonable discretion. Notwithstanding the foregoing, normal quantities and use of those Hazardous Materials customarily used in the conduct of general office activities, such as copier fluids and cleaning and office supplies (“Permitted Hazardous Materials”), may be used and stored at the Premises without Landlord’s prior written consent, provided that Tenant’s activities at or about the Premises and Property and the Handling by Tenant of all Hazardous Materials shall comply at all times with all Environmental Requirements. At the expiration or termination of this Lease, Tenant shall promptly remove from the Property all Hazardous Materials Handled by Tenant at the Property. Tenant shall keep Landlord fully and promptly informed of all Handling by Tenant of Hazardous Materials other than Permitted Hazardous Materials. Tenant shall be responsible and liable for the compliance with all of the provisions of this Section by all of Tenant’s Representatives and Visitors, and all of Tenant’s obligations under this Section (including its indemnification obligations under Subsection (e) below) shall survive the expiration or termination of this Lease.

(c)	Compliance. Tenant shall at Tenant’s expense promptly take all actions required by any governmental agency or entity in connection with or as a result of the Handling by Tenant of Hazardous Materials at or about the Property, including inspection and testing, performing all cleanup, removal and remediation work required with respect to those Hazardous Materials, complying with all closure requirements and post-closure monitoring, and filing all required reports or plans. All of the foregoing work and all Handling by Tenant of all Hazardous Materials shall be performed in a good, safe and workmanlike manner by consultants qualified and licensed to undertake such work and in a manner that will not interfere with any other tenant’s quiet enjoyment of the Property or Landlord’s use, operation, leasing and sale of the Property. Tenant shall deliver to Landlord within a reasonable period of time after delivery copies of all permits, manifests, closure or remedial action plans, notices, and all other documents relating to the Handling by Tenant of Hazardous Materials at or about the Property delivered to or by governmental authorities If any lien attaches to the Property in connection with or as a result of the Handling by Tenant of Hazardous Materials, and Tenant does not cause the same to be released, by payment, bonding or otherwise, within ten (10) days after the attachment thereof, Landlord shall have the right but not the obligation to cause the same to be released and any sums expended by Landlord (plus Landlord’s administrative costs) in connection therewith shall be payable by Tenant on demand.

(d)	Landlord’s Rights. Landlord shall have the right, but not the obligation, to enter the Premises at any reasonable time on reasonable prior notice (i) to confirm Tenant’s compliance with the provisions of this Section 5.2, and (ii) to perform Tenant’s obligations under this Section if Tenant has failed to do so after reasonable notice to Tenant. Landlord shall also have the right to engage qualified Hazardous Materials consultants to inspect the Premises and review the Handling by Tenant of Hazardous Materials, including review of all permits, reports, plans, and other documents regarding same. If Landlord has a reasonable basis to believe that Tenant is in violation of Environmental Requirements, Tenant shall pay to Landlord on demand the costs of Landlord’s consultants’ fees and all costs incurred by Landlord in performing Tenant’s obligations under this Section. Landlord shall use reasonable efforts to minimize any interference with Tenant’s business caused by Landlord’s entry into the Premises, but Landlord shall not be responsible for any interference caused thereby.

(e)	Tenant’s Indemnification. Tenant agrees to indemnify, defend, protect and hold harmless Landlord and its partners or members and its or their partners, members, directors, officers, shareholders, employees and agents from all Environmental Losses and all other claims, actions, losses, damages, liabilities, costs and expenses of every kind, including reasonable attorneys’, experts’ and consultants’ fees and costs, incurred at any time and arising from or in connection with the Handling by Tenant of Hazardous Materials at or about the Property or Tenant’s failure to comply in full with all Environmental Requirements with respect to the Premises. The obligations of the Tenant under this Subsection (e) shall survive the expiration or termination of this Lease.

(f)	Landlord’s Environmental Covenants. Landlord warrants and represents that to the best of Landlord’s knowledge no Hazardous Materials are located on the real estate upon which the Building will be constructed, and Landlord will not place on the Building or on the Property any Hazardous Material prior to or during the Term other than normal quantities used in the course of operating the Building.

(g)	Landlord’s Indemnity. Landlord agrees to indemnify, defend and hold Tenant harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses, including reasonably attorneys’ fees, that arise during or following the Lease Term as a result of contamination of the Building and land related thereto with Hazardous Materials or violation of Environmental Requirements which exist as of the date the Premises are delivered to Tenant or which are caused by Landlord, its employees, agents, contractors, invitees or tenants. Landlord’s indemnification shall extend to liability directly arising out of the use, generation or storage of Hazardous Materials by Landlord, its employees, agents, contractors, licensees, assignees, transferees, representatives, invitees or tenants, including, without limitation, the cost of any required or necessary repairs, cleanup or detoxification, and the preparation of any closure or other required plans, which such action is required or necessary prior to or following the termination of this Lease, to the full extent that such contamination predates Tenant’s occupancy or is attributable, directly or indirectly, to the use, generation, storage or disposal of Hazardous Materials by Landlord, its employees, agents, contractors, invitees or tenants. The provisions of this paragraph shall survive the expiration or termination of this Lease.

        5.3 Americans With Disabilities Act. The parties agree that the liabilities and obligations of Landlord and Tenant under that certain federal statute commonly known as the Americans With Disabilities Act as well as the regulations and accessibility guidelines promulgated thereunder as each of the foregoing is supplemented or amended from time to time (collectively, the “ADA”) shall be apportioned as follows:

(a)	If any portion of the Property (excluding the Premises), including, but not limited to, exterior and interior routes of ingress and egress, on-site or off-street parking and all rules and regulations applicable to the Premises or the Property, fails to comply with the ADA, such nonconformity shall be promptly made to comply by Landlord, at its expense. Landlord shall also cause, at its expense, its manager of the Building and the Property (the “Manager”) to comply with the ADA in its operation of the Building and the Property.

(b)	From and after the Commencement Date of this Lease, Tenant covenants and agrees to comply with the ADA. If any of the Tenant’s operations fails to comply with the ADA, such nonconformity shall be promptly made to comply by Tenant. In the event that Tenant elects to undertake any alterations to, for or within the Premises, including initial build-out work, Tenant agrees to cause such alterations to be performed in compliance with the ADA.

         5.4 Landlord’s Covenants.

(a)	Landlord represents, warrants and covenants that it has full right and power to execute and perform this Lease and that it will put Tenant into complete and exclusive possession of the Premises free from all orders and notices of violations of any public or quasi-public authority. Landlord further covenants that Tenant, on paying the rents reserved herein and performing the covenants and agreements hereof, shall peaceably and quietly have, hold and enjoy the Premises and all rights, easements, appurtenances and privileges thereunto belonging or in any way appertaining, during the term hereof. Anything herein to the contrary notwithstanding, Landlord shall not be liable for any breach of the covenant of quiet enjoyment or any other breaches occurring after Landlord shall have transferred ownership of the Premises, provided that Landlord’s grantee shall affirmatively assume Landlord’s obligations under said covenant of quiet enjoyment, as well as all other covenants to be performed by Landlord pursuant to the provisions of this Lease.

(b)	Landlord will maintain, repair or cause to be repaired and maintained, in compliance with all applicable Laws, the Building, elevators servicing the Premises, common areas and the Premises consistent with a first-class office building, clean and free of rubbish and other hazards to persons using such areas, with proper heating, air conditioning, ventilation, plumbing and other mechanical, electrical, lighting, landscaping and paving, as the case may be, consistent with a first-class office building.

         6. TENANT IMPROVEMENTS AND ALTERATIONS.

        6.1 Landlord and Tenant shall perform their respective obligations with respect to design and construction of any improvements to be constructed and installed in the Premises (the “Tenant Improvements”), as provided in the Construction Rider. Except for any Tenant Improvements to be constructed by Tenant as provided in the Construction Rider, Tenant shall not make any material alterations, improvements or changes to the Premises, including installation of any security system or telephone or data communication wiring (“Alterations”), without Landlord’s prior written consent. Notwithstanding the foregoing, no consent of Landlord will be needed for any non-structural Alterations that do not adversely affect the structure of the Building. Any such Alterations shall be completed by Tenant at Tenant’s sole cost and expense: (i) with due diligence, in a good and workmanlike manner, using new materials; (ii) in compliance with reasonable construction rules and regulations and in accordance with plans and specifications approved by Landlord; (iii) in accordance with all applicable Laws (including all work, whether structural or non-structural, inside or outside the Premises, required to comply fully with all applicable Laws and necessitated by Tenant’s work); and (iv) subject to all conditions which Landlord may in Landlord’s reasonable discretion impose. Such conditions may include requirements for Tenant to use contractors or subcontractors reasonably acceptable to Landlord. Tenant shall have no duty to remove any Alterations, except for any wires and cables installed by Tenant. If any work outside the Premises, or any work on or adjustment to any of the Building Systems, is required in connection with or as a result of Tenant’s work, such work shall be performed at Tenant’s expense by contractors reasonably acceptable to Landlord. Landlord’s right to review and approve (or withhold approval of) Tenant’s plans, drawings, specifications, contractor(s) and other aspects of construction work proposed by Tenant is intended solely to protect Landlord, the Property and Landlord’s interests. No approval or consent by Landlord of the Alterations shall be deemed or construed to be a representation or warranty by Landlord as to the adequacy, sufficiency, fitness or suitability thereof or compliance thereof with applicable Laws or other requirements. Except as otherwise provided in the Tenant’s request to Landlord or in Landlord’s consent, all Alterations shall upon installation become part of the realty and be the property of Landlord.

        6.2 Before making any Alterations, Tenant shall submit to Landlord for Landlord’s prior approval reasonably detailed final plans and specifications prepared by a licensed architect or engineer, a copy of the construction contract, including the name of the contractor and all subcontractors proposed by Tenant to make the Alterations and a copy of the contractor’s license. Tenant shall obtain all applicable permits, authorizations and governmental approvals and deliver copies of the same to Landlord before commencement of any Alterations.

        6.3 Tenant shall keep the Premises and the Property free and clear of all liens arising out of any work performed, materials furnished or obligations incurred by Tenant. If any such lien attaches to the Premises or the Property, and Tenant does not cause the same to be released by payment, bonding or otherwise within ten (10) days after the attachment thereof, Landlord shall have the right but not the obligation to cause the same to be released by payment of the lien or otherwise, and any reasonable sums expended by Landlord in connection therewith shall be payable by Tenant on demand with interest thereon from the date of expenditure by Landlord at the Interest Rate (as defined in Section 16.2 — Interest). Tenant shall give Landlord at least ten (10) days’ notice prior to the commencement of any Alterations and cooperate with Landlord in posting and maintaining notices of non-responsibility in connection therewith.

        6.4 Subject to the provisions of Section 5 — Use and Compliance with Laws and the foregoing provisions of this Section, Tenant may install, remove and maintain furnishings, equipment, movable partitions, business equipment, all computer equipment, all computer HVAC equipment and controls, all UPS Systems, raised floor system, generator (if separate from Building generator) and other trade fixtures, (“Trade Fixtures”) in the Premises, Tenant shall promptly repair any damage to the Premises or the Building caused by any installation or removal of such Trade Fixtures.

         7. MAINTENANCE AND REPAIRS.

        7.1 During the Term, Tenant at Tenant’s expense but under the direction of Landlord, shall make ordinary repairs and maintenance to the Premises, including the interior walls, floor coverings, ceiling (ceiling tiles and grid), Tenant Improvements, Alterations, fire extinguishers, outlets and fixtures, and any appliances (including dishwashers, hot water heaters and garbage disposers) in the Premises, in a first class condition, and keep the Premises in a clean, safe and orderly condition, except for reasonable wear and tear. Notwithstanding the foregoing, Landlord shall, in addition to its duties in Section 7.2 below, be responsible for correcting at Landlord’s cost any defects in Landlord’s construction obligation.

        7.2 Landlord shall maintain or cause to be maintained the Building in a first-class condition in good order, condition and repair, including the structural portions of the roof, foundations, floors and exterior walls of the Building, the Building Systems, and the public and common areas of the Property, including but not limited to elevators, stairs, corridors, hallways, passageways, exits, entrances and restrooms, parking areas, grounds, sidewalks, loading dock delivery, and other service areas; provided, however, that Tenant shall pay the cost of repairs for any damage occasioned by Tenant’s use of the Premises or the Property or any act or omission of Tenant or Tenant’s Representatives or Visitors, to the extent (if any) not covered by Landlord’s property insurance. Landlord shall be under no obligation to inspect the Premises. Tenant shall promptly report in writing to Landlord any defective condition known to Tenant which Landlord is required to repair.

        7.3 Landlord hereby reserves the right, at any time and from time to time, without liability to Tenant, and without constituting an eviction, constructive or otherwise, or entitling Tenant to any abatement of rent or to terminate this Lease or otherwise releasing Tenant from any of Tenant’s obligations under this Lease, provided that the same are consistent with the image and operation of the Building as a first-class office building:

(a)	To make alterations, additions, repairs, improvements to or in or to decrease the size of area of, all or any part of the Building, the fixtures and equipment therein, and the Building Systems, provided access to the Premises is not unreasonably interfered with;

(b)	To change the Building’s name or street address, provided it is consistent with a first-class office building;

(c)	To install and maintain any and all signs on the exterior and interior of the Building, provided they are consistent with the identity of the Building as a first-class office building;

(d)	To reduce, increase, enclose or otherwise change at any time and from time to time the size, number, location, lay-out and nature of the common areas and other tenancies and premises in the Property and to create additional rentable areas through use or enclosure of common areas, provided access to the Premises are not unreasonably interfered with; and

(e)	If any governmental authority promulgates or revises any Law or imposes mandatory or voluntary controls or guidelines on Landlord or the Property relating to the use or conservation of energy or utilities or the reduction of automobile or other emissions or reduction or management of traffic or parking on the Property (collectively “Controls”), to comply with such Controls, whether mandatory or voluntary, or make any alterations to the Property related thereto.

        As used in this Lease, the words “first-class office building” or similar words shall mean a building generally known as “Class A” in the upper Midwest region of the United States.

        8. TAXES. Tenant shall pay all rental, excise, sales or transaction privilege taxes arising out of this Lease (excluding, however, state and federal personal or corporate income taxes measured by the income of Landlord from all sources and other taxes excluded from the definition of Taxes in Subsection 3.2(a) (2) above) imposed by any taxing authority upon Landlord or upon Landlord’s receipt of any rent payable by Tenant pursuant to the terms of this Lease (“Rental Tax”). Tenant shall pay any Rental Tax to Landlord in addition to and at the same time as Base Rent is payable under this Lease.

         9. UTILITIES AND SERVICES.

         9.1 Description of Services. Landlord shall, consistent with a first-class office building, furnish to the Premises: reasonable amounts of heat, ventilation and air-conditioning as follows

1)	Office cooling: Outdoor conditions 93º F. dry bulb, 75º F. wet bulb; indoor conditions 75º F. dry bulb, + 50% relative humidity (summer).

2)	Office Heating: Outdoor conditions - 9º F. dry bulb; indoor conditions 72ºF. dry bulb.

3)	Cooling Loads: Shall include 150 square feet per person occupant load, 2.0 watts per square foot lighting and 2.0 watts per square foot miscellaneous power usage.

4)	Office Ventilation: Office ventilation and outside air requirements shall be provided in accordance with ASHRAE Standard 62-89.

during the Business Hours specified in the Basic Lease Information (“Business Hours”) on weekdays (and Saturdays until noon), except public holidays (“Business Days”); reasonable amounts of water and electricity; and janitorial services five (5) days a week (except public holidays). Any company providing janitorial service shall be bonded and insured, and shall be subjected to a reasonable background check by Landlord. In the event the janitor service used by Landlord is not in conformance with the specification set forth on Exhibit _ attached hereto, subject to the notice and cure provisions set forth below, Tenant shall have the option to hire Tenant’s own janitor service for the Premises, conditioned upon Landlord’s approval of the service provider, which will not be unreasonably withheld. Notwithstanding the foregoing, Tenant shall not have the right to obtain alternative janitorial service pursuant to this Section unless and until Tenant has given notice to Landlord of specific conditions that constitute a material deviation from the requirements of this Section and such conditions are not corrected within a reasonable period of time after such notice. Landlord shall have the right to manage such service provider, and the line item for janitorial services in the statement of Operating Charges solely for the Premises (and not common areas) shall be deleted from the Operating Charge Statement in the event Tenant exercises such option. Landlord shall also provide the Building: (1) normal fluorescent lamp and other light bulb replacement; (2) city water from fixtures to be installed in the Premises (hot and cold) for drinking, lavatory and toilet purposes; (3) customary cleaning, mowing, groundskeeping, snow removal and trash removal in the common area; (4) washing of windows in the Premises, inside and outside at reasonable intervals so as to maintain the same in a reasonably clean condition; (5) passenger elevator service in common with other tenants of the Building consisting at least of a bank of not less than two (2) elevators (one of which is available for use as a freight elevator) which will go to all above-ground floors of the Building, including the Premises; (6) security services consistent with first-class office buildings comparable to the Building, (7) a sign board directory for the Building which shall show Tenant (in addition to the other occupants of the Building) and which shall be updated by Landlord upon Tenant’s request from time to time; and (8) connections at reasonable locations on the floors occupied by Tenant for internet, telephone and cable television access. Any additional utilities or services that Landlord may agree to provide (including lamp or tube replacement for other than Building Standard lighting fixtures) shall be at Tenant’s sole expense. Tenant shall not have the obligation to purchase additional services offered by Landlord.

         9.2 Payment for Additional Utilities and Services.

(a)	Upon request by Tenant in accordance with the procedures established by Landlord from time to time for furnishing HVAC service at times other than Business Hours on Business Days, Landlord shall furnish such service to Tenant and Tenant shall pay for such services on an hourly basis at the then prevailing rate charged by public utilities without markup.

(b)	If the temperature otherwise maintained in any portion of the Premises by the HVAC systems of the Building is materially affected as a result of (i) any lights, machines or equipment used by Tenant in the Premises, other than lights, machines and equipment that are part of the initial Tenant Improvements and comparable replacement thereof, or (ii) the occupancy of the Premises by more than one person per 150 square feet of rentable area, then Landlord shall have the right to install any machinery or equipment reasonably necessary to restore the temperature, including modifications to the standard air-conditioning equipment. The cost of any such equipment and modifications, including the cost of installation and any additional cost of operation and maintenance of the same, shall be paid by Tenant to Landlord upon demand.

        9.3 Interruption of Services. In the event of an interruption in or failure or inability to provide any services or utilities to the Premises or Building for any reason other than Landlord’s negligence or willful act (a “Service Failure”), such Service Failure shall not, regardless of its duration, impose upon Landlord any liability whatsoever, constitute an eviction of Tenant, constructive or otherwise, entitle Tenant to an abatement of rent or to terminate this Lease or otherwise release Tenant from any of Tenant’s obligations under this Lease, provided, however, that Landlord agrees to use its best efforts to restore any interruption of service or utilities within a reasonable period of time. Notwithstanding the foregoing, if Tenant is deprived of the use of the Premises for a period of 5 days or more, rent shall abate after such 5 day period until service is restored.

         10. EXCULPATION AND INDEMNIFICATION.

        10.1 Landlord’s Indemnification of Tenant. Subject to Section 11.3 and Section 28, Landlord shall indemnify, protect, defend and hold Tenant harmless from and against any claims, actions, liabilities, damages, costs or expenses, including reasonable attorneys’ fees and costs incurred in defending against the same (“Claims”) asserted by any third party against Tenant for loss, injury or damage arising from: (a) a breach of this Lease by Landlord; (b) any loss, injury or damage occurring in areas of the Building not comprising the Premises and common areas unless caused by the negligence or willful misconduct of Tenant or Tenant’s Representatives; or (c) the willful misconduct or negligent acts or omissions of Landlord or its agents, employees, contractors, licensees, invitees or authorized representatives.

        10.2 Tenant’s Indemnification of Landlord. Except as set forth in Section 11.3, Tenant shall indemnify, protect, defend and hold Landlord and Landlord’s authorized representatives harmless from and against Claims arising from (a) the acts or omissions of Tenant or Tenant’s Representatives in or about the Property, or (b) any construction or other work undertaken by Tenant on the Premises (including any design defects), or (c) any breach or default under this Lease by Tenant, or (d) any loss, injury or damage, howsoever and by whomsoever caused, to any person or property, occurring in the Premises during the Term, excepting only Claims described above to the extent they are caused by the willful misconduct or negligent acts or omissions of Landlord or its authorized representatives or are subject to the waiver of subrogation set forth in Section 11.3 below.

        10.3 Notice of Claims. Each party hereto shall promptly notify the other of any claim asserted against such party with respect to which such party is indemnified against loss by the other party hereunder, and the party giving such notice shall promptly deliver to the other party the original or a true copy of any summons or other process, pleading or notice issued or served in any suit or other proceeding to assert or enforce any such claim. The party so notified of any claim against which such party has indemnified the other party hereunder against loss (except for matters that relate to insured casualty or liability) shall defend any such suit at its sole cost and expense with attorneys of its own selection, but the party so indemnified shall have the right, if it sees fit, to participate in such defense at its own expense.

        10.4 Damage to Tenant and Tenant’s Property. Landlord shall not be liable to Tenant for any loss, injury or other damage to Tenant or to Tenant’s property in or about the Premises or the Property from any cause (including defects in the Property or in any equipment in the Property; fire, explosion or other casualty; bursting, rupture, leakage or overflow of any plumbing or other pipes or lines, sprinklers, tanks, drains, drinking fountains or washstands in, above, or about the Premises or the Property; or acts of other tenants in the Property) unless caused by Landlord’s negligence or willful misconduct, provided, however, that nothing herein shall be deemed to limit or negate the waiver of subrogation in favor of Landlord or Tenant relating to insured casualty set forth in Section 11.3 below. Tenant herby waives all claims against Landlord for any such loss, injury or damage and the cost and expense of defending against claims relating thereto, including any loss, injury or damage caused by Landlord’s negligence (active or passive) or willful misconduct to the extent the same are covered or should have been covered by the insurance required of Tenant in Section 11 below. Notwithstanding any other provision of this Lease to the contrary, in no event shall Landlord or Tenant be liable to the other party for any punitive or consequential damages or damages for loss of business by Landlord or Tenant.

         10.5 Survival. The obligations of the parties under this Section 10 shall survive the expiration or termination of this Lease.

         11. INSURANCE.

         11.2 Tenant’s Insurance.

(a)	Liability Insurance. During the Term, Tenant shall maintain in full force throughout the Term, commercial general liability insurance providing coverage on an occurrence form basis with limits of not less than Three Million Dollars ($3,000,000.00) each occurrence for bodily injury and property damage combined, Three Million Dollars ($3,000,000.00) annual general aggregate, and Three Million Dollars ($3,000,000.00) products and completed operations annual aggregate. Tenant’s liability insurance policy or policies shall: (i) include premises and operations liability coverage, products and completed operations liability coverage, broad form property damage coverage including completed operations, blanket contractual liability coverage including, to the maximum extent possible, coverage for the indemnification obligations of Tenant under this Lease, and personal and advertising injury coverage; (ii) provide that the insurance company has the duty to defend all insureds under the policy; (iii) provide that defense costs are paid in addition to and do not deplete any of the policy limits; (iv) cover liabilities arising out of or incurred in connection with Tenant’s use or occupancy of the Premises or the Property; and (v) extend coverage to cover liability for the actions of Tenant’s Representatives and Visitors. Each policy of liability insurance required by this Section shall: (i) contain a cross liability endorsement or separation of insureds clause; (ii) provide that any waiver of subrogation rights or release prior to a loss does not void coverage; (iii) provide that it is primary to and not contributing with, any policy of insurance carried by Landlord covering the same loss; (iv) provide that any failure to comply with the reporting provisions shall not affect coverage provided to Landlord, its partners, property managers and Mortgagees; and (v) name Landlord Landlord’s lender and Landlord’s property manager as an additional insured on such liability policies. Such additional insured shall be provided at least the same extent of coverage as is provided to Tenant under such policies.

(b)	Property Insurance. During the Term, Tenant shall at all times maintain in effect with respect to any Alterations and Tenant’s Trade Fixtures and personal property, commercial property insurance providing coverage, on an “all risk” or “special form” basis, in an amount equal to the full replacement cost of the covered property. Tenant may carry such insurance under a blanket policy, provided that such policy provides coverage equivalent to a separate policy. During the Term, the proceeds from any such policies of insurance shall, at Tenant’s option, be used for the repair or replacement of the Alterations, Trade Fixtures and personal property so insured. Landlord will have no obligation to carry insurance on any Alterations or on Tenant’s Trade Fixtures or personal property.

(c)	Requirements For All Policies. Each policy of insurance required under this Section 11.1 shall: (i) be in a form, and written by a responsible insurer, (ii) be maintained at Tenant’s sole cost and expense, and (iii) require at least thirty (30) days’ written notice to Landlord prior to any cancellation, nonrenewal or modification of insurance coverage. Insurance companies issuing policies required in this Section 11 shall have rating classifications of “A” or better and financial size category ratings of “VII” or better according to the latest edition of the A.M. Best Key Rating Guide. All insurance companies issuing policies required in this Section 11 shall be admitted carriers licensed to do business in the state where the Property is located. Any deductible amount under such insurance shall not exceed One Hundred Thousand Dollars ($100,000.00). Tenant and Landlord shall provide to the other party, upon request, evidence that the insurance required to be carried by the other party pursuant to this Section, including any endorsement effecting the additional insured status, is in full force and effect and that premiums therefor have been paid.

(d)	Certificates of Insurance. Prior to occupancy of the Premises by Tenant, and not less than ten (10) days prior to expiration of any policy thereafter, Tenant shall furnish to Landlord a certificate of insurance reflecting that the insurance required by this Section is in force, accompanied by an endorsement showing the required additional insureds satisfactory to Landlord in substance and form. Notwithstanding the requirements of this paragraph, Tenant shall at Landlord’s request provide to Landlord a certified copy of each insurance policy required to be in force at any time pursuant to the requirements of this Lease or its Exhibits.

        11.2 Landlord’s Insurance. During the Term, Landlord shall maintain in effect insurance on the Building with responsible insurers, on an “all risk” or “special form” basis, insuring the Building and the Tenant Improvements in an amount equal to the full replacement cost of the Building (but excluding land foundations, footings and underground installations). Landlord may, but shall not be obligated to, carry insurance against additional perils and/or in greater amounts.

        11.3. Mutual Waiver of Right of Recovery & Waiver of Subrogation. Landlord and Tenant each hereby waive any right of recovery against each other and the partners, managers, members, shareholders, officers, directors and authorized representatives of each other for any loss or damage that is covered by any policy of property insurance maintained by either party (or required by this Lease to be maintained) with respect to the Premises or the Property or any operation therein, regardless of cause, including negligence (active or passive) of the party benefiting from the waiver. If any such policy of insurance relating to this Lease or to the Premises or the Property does not permit the foregoing waiver or if the coverage under any such policy would be invalidated as a result of such waiver, the party maintaining such policy shall obtain from the insurer under such policy a waiver of all right of recovery by way of subrogation against either party in connection with any claim, loss or damage covered by such policy.

         12. DAMAGE OR DESTRUCTION.

         12.1 Landlord’s Duty to Repair.

(a)	If all or a substantial part of the Premises or Building are rendered untenantable or inaccessible by damage to all or any part of the Building from fire or other casualty then, unless either party is entitled to and elects to terminate this Lease pursuant to Sections 12.2 — Landlord’s Right to Terminate and 12.3 — Tenant’s Right to Terminate, Landlord shall, at its expense, use reasonable efforts to repair and restore the Premises and/or the Property, as the case may be, to substantially their former condition to the extent permitted by then applicable Laws; provided, however, that in no event shall Landlord have any obligation for repair or restoration of any of Tenant’s personal property, Trade Fixtures or Alterations or any repair or restoration that is not covered by (or should have been covered by) Landlord’s insurance.

(b)	If Landlord is required or elects to repair damage to the Premises and/or the Property, this Lease shall continue in effect, but Tenant’s Base Rent and Additional Rent shall be abated with regard to any portion of the Premises that Tenant is prevented from using by reason of such damage or its repair from the date of the casualty until substantial completion of Landlord’s repair of the affected portion of the Premises as required under this Lease. In no event shall Landlord be liable to Tenant by reason of any injury to or interference with Tenant’s business or property arising from fire or other casualty or by reason of any repairs to any part of the Property necessitated by such casualty.

         12.2 Landlord’s Right to Terminate. Landlord may elect to terminate this Lease following damage by fire or other casualty under the following circumstances:

(a)	If, in the reasonable judgment of Landlord, the Premises and the Property cannot be substantially repaired and restored under applicable Laws within one hundred eighty (180) days from the date of the casualty;

(b)	If insurance proceeds are not available to Landlord for reconstruction for reasons other than Landlord failing to maintain insurance required under this Lease;

(c)	If the Building is damaged or destroyed to the extent that, in the reasonable judgment of Landlord, the cost to repair and restore the Building would exceed twenty-five percent (25%) of the full replacement cost of the Building, whether or not the Premises are at all damaged or destroyed; or

(d)	If the fire or other casualty materially affects the Premises occurs during the last year of the Term.

If any of the circumstances described in Subsections (a), (b) or (c) of this Section 12.2 occur or arise, Landlord shall give Tenant notice within sixty (60) days after the date of the casualty, specifying whether Landlord elects to terminate this Lease as provided above and, if not, Landlord’s estimate of the time required to complete Landlord’s repair obligations under this Lease.

        12.3 Tenant’s Right to Terminate. If all or a substantial part of the Premises are rendered untenantable or inaccessible by damage to all or any part of the Property from fire or other casualty, and Landlord does not elect to terminate as provided above, then if the time required to complete Landlord’s repair obligations under this Lease is greater than one hundred eighty (180) days, or if the fire or casualty materially affects the Premises and occurs during the last year of the Term, then Tenant may elect to terminate this Lease by giving Landlord notice of such election to terminate within thirty (30) days after the casualty to Tenant pursuant to Section 12.2 — Landlord’s Right to Terminate.

         13. CONDEMNATION.

         13.1 Definitions.

(a)	“Award” shall mean all compensation, sums, or anything of value awarded, paid or received on a total or partial Condemnation.

(b)	“Condemnation” shall mean (i) a permanent taking (or a temporary taking for a period extending beyond the end of the Term) pursuant to the exercise of the power of condemnation or eminent domain by any public or quasi-public authority, private corporation or individual having such power (“Condemnor”), whether by legal proceedings or otherwise, or (ii) a voluntary sale or transfer by Landlord to any such authority, either under threat of condemnation or while legal proceedings for condemnation are pending.

(c)	“Date of Condemnation” shall mean the earlier of the date that title to the property taken is vested in the Condemnor or the date the Condemnor has the right to possession of the property being condemned.

         13.2 Effect on Lease.

(a)	If the Premises are totally taken by Condemnation or if any portion of the Building materially affecting access or the usefulness of the Premises to Tenant are taken by Condemnation, this Lease shall terminate as of the Date of Condemnation. If a portion but not all of the Premises is taken by Condemnation, or a portion of the Building other than as described above are taken by Condemnation, this Lease shall remain in effect; provided, however, that if the portion of the Premises remaining after the Condemnation will be unsuitable for Tenant’s continued use, then upon notice to Landlord within thirty (30) days after Landlord notifies Tenant of the Condemnation, Tenant may terminate this Lease effective as of the Date of Condemnation.

(b)	If twenty-five percent (25%) or more of the Property or of the parcel(s) of land on which the Building is situated or of the floor area in the Building is taken by Condemnation, or if as a result of any Condemnation the Building is no longer reasonably suitable for use as an office building or render the use of the Premises by Tenant unsuitable, whether or not any portion of the Premises is taken, Landlord or Tenant may elect to terminate this Lease, effective as of the Date of Condemnation, by notice to the other party within thirty (30) days after the Date of Condemnation.

(c)	If all or a portion of the Premises is temporarily taken by a Condemnor for a period not exceeding 30 days, this Lease shall remain in full force and effect.

        13.3 Restoration. If this Lease is not terminated as provided in Section 13.2 — Effect on Lease, Landlord, at its expense, shall diligently proceed to repair and restore the Premises to substantially its former condition (to the extent permitted by then applicable Laws) and/or repair and restore the Building to an architecturally complete office building; provided, however, that Landlord’s obligations to so repair and restore shall be limited to the amount of any Award received by Landlord and not required to be paid to any Mortgagee (as defined in Section 20.2 below). In no event shall Landlord have any obligation to repair or replace any improvements in the Premises beyond the amount of any Award received by Landlord for such repair or to repair or replace any of Tenant’s personal property, Trade Fixtures, or Alterations.

        13.4 Abatement and Reduction of Rent. If any portion of the Premises is taken in a Condemnation or is rendered permanently untenantable by repairs necessitated by the Condemnation, and this Lease is not terminated, the Base Rent and Additional Rent payable under this Lease shall be proportionally reduced as of the Date of Condemnation based upon the percentage of rentable square feet in the Premises so taken or rendered permanently untenantable. In addition, if this Lease remains in effect following a Condemnation and Landlord proceeds to repair and restore the Premises, the Base Rent and Additional Rent payable under this Lease shall be abated during the period of such repair or restoration to the extent such repairs prevent Tenant’s use of the Premises.

        13.5 Awards. Tenant shall have the right to be represented in the condemnation proceedings and to make claim against the condemnor for the amount of Tenant’s relocation expenses, loss of business and the value of Tenant’s personal fixtures taken. Tenant may assert against the condemnor any claim Tenant may have for its personal property damaged, destroyed or reduced in value by reason of condemnation and for expenses incurred by Tenant in removing its personal property from the property condemned.

    14.        ASSIGNMENT AND SUBLETTING.

        14.1 Landlord’s Consent Required. Tenant shall not assign this Lease or any interest therein, or sublet or license or permit the use or occupancy of the Premises or any part thereof by or for the benefit of anyone other than Tenant, or in any other manner transfer all or any part of Tenant’s interest under this Lease (each and all a “Transfer”), without the prior written consent of Landlord, which consent (subject to the other provisions of Section 14.2 below) shall not be unreasonably withheld. Notwithstanding the foregoing, no consent of Landlord shall be required for any assignment, subletting or other transfer to a parent corporation, subsidiary corporation, sister corporation or other entity related to Tenant, or any such assignment, subletting or other transfer occurring as a result of a merger or reorganization of Tenant, or any assignment, subletting or other transfer in connection with the sale of all or substantially all of the business of Tenant (a “Permitted Transfer”).

         14.2 Reasonable Consent.

(a)	Prior to any proposed Transfer, Tenant shall submit in writing to Landlord (i) the name and legal composition of the proposed assignee, subtenant, user or other transferee (each a “Proposed Transferee”); (ii) the nature of the business proposed to be carried on in the Premises; (iii) a current balance sheet, income statements for the last two (2) years and such other reasonable financial and other information concerning the Proposed Transferee as Landlord may request; and (iv) a copy of the proposed assignment, sublease or other agreement governing the proposed Transfer. Within ten (10) Business Days after Landlord receives all such information it shall notify Tenant whether it approves or disapproves such Transfer or if it elects to proceed under Section 14.7 — Landlord’s Right to Space.

(b)	Tenant acknowledges and agrees that, among other circumstances for which Landlord could reasonably withhold consent to a proposed Transfer, it shall be reasonable for Landlord to withhold consent where (i) the proposed Transfer would violate any “exclusive” rights of any tenants in the Building, or (ii) Landlord or Landlord’s agent has shown space in the Building to the Proposed Transferee or responded to any inquiries from the Proposed Transferee or the Proposed Transferee’s agent concerning availability of space in the Building, at any time within the preceding nine (9) months.

(c)	If the subletting or assignment is to an unrelated third party and results in rent in excess of the rent required by Tenant to be paid herein (on a per square foot basis), Landlord shall be entitled to fifty percent (50%) of such excess rent.

        14.3 No Release of Tenant. No consent by Landlord to any Transfer and no Permitted Transfer shall relieve Tenant of any obligation to be performed by Tenant under this Lease, whether occurring before or after such consent, assignment, subletting or other Transfer. Each Transferee shall be jointly and severally liable with Tenant (and Tenant shall be jointly and severally liable with each Transferee) for the payment of rent (or, in the case of a sublease, rent in the amount set forth in the sublease) and for the performance of all other terms and provisions of this Lease. The consent by Landlord to any Transfer shall not relieve Tenant or any such Transferee from the obligation to obtain Landlord’s express prior written consent to any subsequent Transfer by Tenant or any Transferee. The acceptance of rent by Landlord from any other person (whether or not such person is an occupant of the Premises) shall not be deemed to be a waiver by Landlord of any provision of this Lease or to be a consent to any Transfer.

        14.4 Effectiveness of Transfer. Prior to the date on which any permitted Transfer (whether or not requiring Landlord’s consent) becomes effective, Tenant shall deliver to Landlord a counterpart of the fully executed Transfer document and Landlord’s standard form of Consent to Assignment or Consent to Sublease executed by Tenant and the Transferee in which each of Tenant and the Transferee confirms its obligations pursuant to this Lease. Failure or refusal of a Transferee to execute any such instrument shall not release or discharge the Transferee from liability as provided herein. The voluntary, involuntary or other surrender of this Lease by Tenant, or a mutual cancellation by Landlord and Tenant, shall not work a merger, and any such surrender or cancellation shall, at the option of Landlord, either terminate all or any existing subleases or operate as an assignment to Landlord of any or all of such subleases.

        14.5 Assignment of Sublease Rents. Tenant hereby absolutely and irrevocably assigns to Landlord any and all rights to receive rent and other consideration from any sublease and agrees that Landlord, as assignee or as attorney-in-fact for Tenant for purposes hereof, or a receiver for Tenant appointed on Landlord’s application may (but shall not be obligated to) collect such rents and other consideration and apply the same toward Tenant’s obligations to Landlord under this Lease; provided, however, that Landlord grants to Tenant at all times prior to occurrence of any breach or default by Tenant a revocable license to collect such rents (which license shall automatically and without notice be and be deemed to have been revoked and terminated immediately upon any Event of Default).

         15.        DEFAULT AND REMEDIES.

         15.1 Events of Default. The occurrence of any of the following shall constitute an "Event of Default" by Tenant:

(a)	Tenant fails to make any payment of rent when due if payment in full is not received by Landlord within five (5) business days after written notice that it is due.

(b)	Tenant makes a general assignment for the benefit of creditors; is adjudicated an insolvent, files a petition (or files an answer admitting the material allegations of a petition) seeking relief under any state or federal bankruptcy or other statute, law or regulation affecting creditors’ rights; all or substantially all of Tenant’s assets are subject to judicial seizure or attachment and are not released within thirty (30) days, or Tenant consents to or acquiesces in the appointment of a trustee, receiver or liquidator for Tenant or for all or any substantial part of Tenant’s assets.

(c)	Tenant fails, within ninety (90) days after the commencement of any proceedings against Tenant seeking relief under any state or federal bankruptcy or other statute, law or regulation affecting creditors’ rights, to have such proceedings dismissed, or Tenant fails, within ninety (90) days after an appointment, without Tenant’s consent or acquiescence, of any trustee, receiver or liquidator for Tenant or for all or any substantial part of Tenant’s assets, to have such appointment vacated.

(d)	Tenant fails to perform or comply with any provision of this Lease other than those described in (a) through (d) above, and does not fully cure such failure within thirty (30) days after notice to Tenant or, if such failure cannot be cured within such thirty (30)-day period, Tenant fails within such thirty (30)-day period to commence, and thereafter diligently proceed with, all actions necessary to cure such failure as soon as reasonably possible.

        15.2 Remedies. Upon the occurrence of an Event of Default, Landlord shall have the following remedies, subject to applicable law, which shall not be exclusive but shall be cumulative and shall be in addition to any other remedies now or hereafter allowed by law:

(a)	Landlord may terminate Tenant’s right to possession of the Premises at any time by written notice to Tenant. Tenant expressly acknowledges that in the absence of such written notice from Landlord, no other act of Landlord, including re-entry into the Premises, efforts to relet the Premises, reletting of the Premises for Tenant’s account, storage of Tenant’s personal property and Trade Fixtures, acceptance of keys to the Premises from Tenant or exercise of any other rights and remedies under this Section, shall constitute an acceptance of Tenant’s surrender of the Premises or constitute a termination of this Lease or of Tenant’s right to possession of the Premises. Upon such termination in writing of Tenant’s right to possession of the Premises, as herein provided, this Lease shall terminate and Landlord shall be entitled to recover damages, including, but not limited to, tenant improvement costs, broker fees and negotiating costs and foreseeable consequential damages from Tenant as provided in any applicable statutes and any other applicable existing or future Law providing for recovery of damages for such breach.

(b)	Landlord may cure the Event of Default at Tenant’s expense. If Landlord pays any sum or incurs any expense in curing the Event of Default, Tenant shall reimburse Landlord upon demand for the reasonable amount of such payment or expense with interest at the Interest Rate from the date the sum is paid or the expense is incurred until Landlord is reimbursed by Tenant.

(c)	Landlord, subject to applicable law, may remove all Tenant’s property from the Premises, and such property may be stored by Landlord in a public warehouse or elsewhere at the sole cost and for the account of Tenant. If Landlord does not elect to store any or all of Tenant’s property left in the Premises, Landlord may consider such property to be abandoned by Tenant, and Landlord may thereupon dispose of such property in any manner deemed appropriate by Landlord. Any proceeds realized by Landlord on the disposal of any such property shall be applied first to offset all expenses of storage and sale, then credited against Tenant’s outstanding obligations to Landlord under this Lease, and any balance remaining after satisfaction of all obligations of Tenant under this Lease shall be delivered to Tenant.

         16.        LATE CHARGE AND INTEREST.

        16.1 Late Charge. If any payment of rent is not received by Landlord when due (other than the first two nonpayments in any calendar year), Tenant shall pay to Landlord on demand as a late charge the sum of Two Hundred Fifty Dollars ($250.00). A late charge shall not be imposed more than once on any particular installment not paid when due, but imposition of a late charge on any payment not made when due does not eliminate or supersede late charges imposed on other (prior) payments not made when due or preclude imposition of a late charge on other installments or payments not made when due.

        16.2 Interest. In addition to the late charges referred to above, which are intended to defray Landlord’s costs resulting from late payments, any payment from Tenant to Landlord not paid when due shall at Landlord’s option bear interest from the date due until paid to Landlord by Tenant at the rate of two percent (2%) per annum over the prime rate as announced by the Wall Street Journal or the maximum lawful rate that Landlord may charge to Tenant under applicable laws, whichever is less (the “Interest Rate”). Acceptance of any late charge and/or interest shall not constitute a waiver of Tenant’s default with respect to the overdue sum or prevent Landlord from exercising any of its other rights and remedies under this Lease.

         17.        WAIVER. No provisions of this Lease shall be deemed waived by Landlord or Tenant unless such waiver is in a writing signed by the other party. The waiver by Landlord or Tenant of any breach of any provision of this Lease shall not be deemed a waiver of such provision or of any subsequent breach of the same or any other provision of this Lease. No delay or omission in the exercise of any right or remedy of Landlord or Tenant upon any default by the other party shall impair such right or remedy or be construed as a waiver. Landlord’s acceptance of any payments of rent due under this Lease shall not be deemed a waiver of any default by Tenant under this Lease (including Tenant’s recurrent failure to timely pay rent) other than Tenant’s nonpayment of the accepted sums, and no endorsement or statement on any check or payment or in any letter or document accompanying any check or payment shall be deemed an accord and satisfaction. Landlord’s consent to or approval of any act by Tenant requiring Landlord’s consent or approval shall not be deemed to waive or render unnecessary Landlord’s consent to or approval of any subsequent act by Tenant.

         18.        ENTRY, INSPECTION AND CLOSURE. Upon reasonable oral or written notice to Tenant (and without notice in emergencies), Landlord and its authorized representatives may enter the Premises at all reasonable times to: (a) determine whether the Premises are in good condition, (b) determine whether Tenant is complying with its obligations under this Lease, (c) perform any maintenance or repair of the Premises or the Building that Landlord has the right or obligation to perform, (d) install or repair improvements for other tenants where access to the Premises is required for such installation or repair, (e) show the Premises to buyers or transferees, (f) within the last twelve (12) months of the Term (unless Tenant has exercised its option to extend the Term), show the Premises to prospective brokers, agents or tenants, or at any other reasonable time, to prospective lenders or buyers of the Property, or (g) do any other act or thing necessary for the safety or preservation of the Premises or the Building. When reasonably necessary Landlord may temporarily close entrances, doors, corridors, elevators or other facilities in the Building without liability to Tenant by reason of such closure. Landlord shall conduct its activities under this Section in a manner that will minimize inconvenience to Tenant. In no event shall Tenant be entitled to an abatement of rent on account of any entry by Landlord, and Landlord shall not be liable in any manner for any inconvenience, loss of business or, except as provided in this Lease, other damage to Tenant or other persons arising out of Landlord’s entry on the Premises in accordance with this Section, except in the event of a negligent or willful act of Landlord. No action by Landlord pursuant to this paragraph shall constitute an eviction of Tenant, constructive or otherwise, entitle Tenant to an abatement of rent or to terminate this Lease or otherwise release Tenant from any of Tenant’s obligations under this Lease.

         19.        SURRENDER AND HOLDING OVER.

        19.1 Surrender. Upon the expiration or termination of this Lease, Tenant shall surrender the Premises and all Tenant Improvements and Alterations to Landlord broom-clean and in their original condition, except for reasonable wear and tear, matters that are Landlord’s responsibility under this Lease, damage from casualty or condemnation and any changes resulting from approved Alterations; provided, however, that prior to the expiration or termination of this Lease Tenant shall remove all telephone and other cabling installed in the Building by Tenant and remove from the Premises all Tenant’s personal property and any Trade Fixtures and repair any damage caused by such removal. If such removal is not completed prior to the expiration or termination of the Term, Landlord shall have the right (but no obligation) to remove the same, and Tenant shall pay Landlord on demand for all costs of removal and storage thereof and for the rental value of the Premises for the period from the end of the Term through the end of the time reasonably required for such removal. Landlord shall also have the right to retain or dispose of all or any portion of such property if Tenant does not pay all such costs and retrieve the property within ten (10) days after notice from Landlord (in which event title to all such property described in Landlord’s notice shall be transferred to and vest in Landlord). Tenant waives all Claims against Landlord for any damage or loss to Tenant resulting from Landlord’s removal, storage, retention, or disposition of any such property. Upon expiration or termination of this Lease or of Tenant’s possession, whichever is earliest, Tenant shall surrender all keys to the Premises or any other part of the Building and shall deliver to Landlord all keys for or make known to Landlord the combination of locks on all safes, cabinets and vaults that may be located in the Premises. Tenant’s obligations under this Section shall survive the expiration or termination of this Lease.

        19.2 Holding Over. If Tenant (directly or through any Transferee or other successor-in-interest of Tenant) remains in possession of the Premises after the expiration or termination of this Lease, Tenant’s continued possession shall be on a month-to-month basis. In such event, Tenant shall continue to comply with or perform all the terms and obligations of Tenant under this Lease, except that the monthly Base Rent during Tenant’s holding over shall be one and 25/100 percent (1.25%) of the Base Rent payable in the last full month prior to the termination hereof. Tenant shall indemnify, defend and hold Landlord harmless from and against all Claims arising or resulting directly or indirectly from Tenant’s failure to timely surrender the Premises, including any rent payable by or any loss, cost, or damages claimed by any tenant of the Premises that has signed a lease prior to the holdover.

         20. ENCUMBRANCES.

        20.1 Subordination, Non-Disturbance and Attornment. This Lease is expressly made subject and subordinate to any mortgage, deed of trust, ground lease, underlying lease or like encumbrance affecting any part of the Property or any interest of Landlord therein which is now existing or hereafter executed or recorded (“Encumbrance”); provided, however, that such subordination shall only be effective, if the holder of the Encumbrance agrees that this Lease shall survive the termination of the Encumbrance by lapse of time, foreclosure or otherwise so long as Tenant is not in default under this Lease. Landlord shall obtain and deliver to Tenant at the time of the execution of this Lease a Nondisturbance Agreement from its Mortgagee providing that if the Mortgagee succeeds to the Landlord’s interest in this Lease Tenant’s interest in the Premises shall not be disturbed or affected in any manner provided that Tenant continues to comply with its obligations under this Lease. The form and substance of the Nondisturbance Agreement shall be approved by Tenant prior to its execution. Provided the conditions of the preceding sentence are satisfied, Tenant shall execute and deliver to Landlord, within ten (10) days after written request therefor by Landlord and in a form reasonably requested by Landlord, any additional documents evidencing the subordination of this Lease with respect to any such Encumbrance and the nondisturbance agreement of the holder of any such Encumbrance. If the interest of Landlord in the Property is transferred pursuant to or in lieu of proceedings for enforcement of any Encumbrance and the Landlord’s obligations under this Lease are assumed by the transferee, Tenant shall immediately and automatically attorn to the new owner, and this Lease shall continue in full force and effect as a direct lease between the transferee and Tenant on the terms and conditions set forth in this Lease.

        20.2 Mortgagee Protection. Tenant agrees to give any holder of any Encumbrance covering any part of the Property (“Mortgagee”), by certified mail, a copy of any notice of default served upon Landlord concurrently with the delivery of such notice to Landlord, provided that prior to such notice Tenant has been notified in writing (by way of notice of assignment of rents and leases, or otherwise) of the address of such Mortgagee. If such concurrent notice is not delivered to Mortgagee, Mortgagee shall have an additional period of time to cure Landlord’s default, which additional period of time shall be thirty (30) days from the date Tenant delivers to the Mortgagee such notice.

         21.        ESTOPPEL CERTIFICATES AND FINANCIAL STATEMENTS

        21.1 Estoppel Certificate. Within ten (10) days after written request therefor, Tenant shall execute and deliver to Landlord, in a form provided by or satisfactory to Landlord, a certificate stating that this Lease is in full force and effect, describing any amendments or modifications hereto, acknowledging that this Lease is subordinate or prior, as the case may be, to any Encumbrance and stating any other information Landlord may reasonably request, including the Term, the monthly Base Rent, the date to which Rent has been paid, the amount of any security deposit or prepaid rent, whether either party hereto is in default under the terms of the Lease, and whether Landlord has completed its construction obligations hereunder (if any). Tenant irrevocably constitutes, appoints and authorizes Landlord as Tenant’s special attorney-in-fact for such purpose to complete, execute and deliver such certificate if Tenant fails timely to execute and deliver such certificate as provided above. Any person or entity purchasing, acquiring an interest in or extending financing with respect to the Property shall be entitled to rely upon any such certificate.

        21.2 Financial Statements. If Tenant is not a company publicly traded on a stock exchange, within ten (10) days after written request therefor, but not more than once a year, Tenant shall deliver to Landlord a copy of the financial statements (including at least a year end balance sheet and a statement of profit and loss) of Tenant (and of each guarantor of Tenant’s obligations under this Lease) for each of the three most recently completed years, prepared in accordance with generally accepted accounting principles (and, if such is Tenant’s normal practice, audited by an independent certified public accountant), all then available subsequent interim statements, and such other financial information as may reasonably be requested by Landlord or required by any Mortgagee.

         22.        NOTICES. Any notice, demand, request, consent or approval that either party desires or is required to give to the other party under this Lease shall be in writing to an officer or principal of the Landlord or Tenant and shall be served personally, delivered by messenger or courier service, or sent by U.S. certified mail, return receipt requested, postage prepaid, addressed to such officer of the other party at the party’s address for notices set forth in the Basic Lease Information. Any notice required pursuant to any Laws may be incorporated into, given concurrently with or given separately from any notice required under this Lease. Notices shall be deemed to have been given and be effective on the earlier of (a)  receipt (or refusal of delivery or receipt); or (b) one (1) day after acceptance by the independent service for delivery, if sent by independent messenger or courier service, or three (3) days after mailing if sent by mail in accordance with this Section. Either party may change its address for notices hereunder, effective fifteen (15) days after notice to the other party complying with this Section. If Tenant sublets the Premises, notices from Landlord shall be effective on the subtenant when given to Tenant pursuant to this Section.

         23.        ATTORNEYS’ FEES. In the event of any dispute between Landlord and Tenant in any way related to this Lease, and whether involving contract and/or tort claims, the non-prevailing party shall pay to the prevailing party all reasonable attorneys’ fees and costs and expenses of any type, without restriction by statute, court rule or otherwise, incurred by the prevailing party in connection with any action or proceeding (including any appeal and the enforcement of any judgment or award), whether or not the dispute is litigated or prosecuted to final judgment (collectively, “Fees”). The “prevailing party” shall be determined based upon an assessment of which party’s major arguments or positions taken in the action or proceeding could fairly be said to have prevailed (whether by compromise, settlement, abandonment by the other party of its claim or defense, final decision, after any appeals, or otherwise) over the other party’s major arguments or positions on major disputed issues. Any Fees incurred in enforcing a judgment shall be recoverable separately from any other amount included in the judgment and shall survive and not be merged in the judgment. The Fees shall be deemed an “actual pecuniary loss” within the meaning of Bankruptcy Code Section 365(b) (1) (B), and notwithstanding the foregoing, all Fees incurred by either party in any bankruptcy case filed by or against the other party, from and after the order for relief until this Lease is rejected or assumed in such bankruptcy case, will be “obligations of the debtor” as that phrase is used in Bankruptcy Code Section 365(d) (3).

         24.        QUIET POSSESSION. Subject to Tenant’s full and timely performance of all of Tenant’s obligations under this Lease within applicable grace periods, Tenant shall have the quiet possession of the Premises throughout the Term as against any persons or entities lawfully claiming by, through or under Landlord. Landlord represents that it has the full right and authority to execute this Lease and perform all its obligations hereunder.

         25.        SECURITY MEASURES. Landlord shall provide an adequate security system for the Property consistent with its operation as a first-class office building, such as the issuance of magnetic pass cards or keys for Building or elevator access and other actions that Landlord deems necessary or appropriate to minimize any threat of property loss or damage, bodily injury or business interruption; provided, however, that such measures shall be implemented in a way as not to inconvenience tenants of the Building unreasonably. Tenant shall be responsible for any loss, theft or breakage of any such cards, which must be returned by Tenant to Landlord upon expiration or earlier termination of this Lease. Landlord shall at all times have the right to change, alter or reduce any such security services or measures. Tenant shall cooperate and comply with, and cause Tenant’s Representatives and Visitors to cooperate and comply with, such security measures.

         26.        FORCE MAJEURE. If Landlord or Tenant is delayed, interrupted or prevented from performing any of its obligations under this Lease (except as to the Tenant’s duty to pay rent), including its obligations under the Construction Rider (if any), and such delay, interruption or prevention is due to fire, act of God, governmental act or failure to act, labor dispute, unavailability of materials or any cause outside the reasonable control of Landlord or Tenant, as the case may be, then the time for performance of the affected obligations of Landlord or Tenant, as the case may be, shall be extended for a period equivalent to the period of such delay, interruption or prevention.

         27.        RULES AND REGULATIONS. Tenant shall be bound by and shall comply with the rules and regulations attached to and made a part of this Lease as Exhibit C (the “Building Rules”).

         28.        LANDLORD’S LIABILITY. The term “Landlord,” as used in this Lease, shall mean only the owner or owners of the Building at the time in question. In the event of any conveyance of title to the Building, then from and after the date of such conveyance, the transferor Landlord shall be relieved of all liability with respect to Landlord’s obligations to be performed under this Lease after the date of such conveyance, so long as the transferee executes and delivers an assumption of this Lease in a form reasonably acceptable to Tenant. Notwithstanding any other term or provision of this Lease, the liability of Landlord for its obligations under this Lease is limited solely to Landlord’s interest in and income derived from the Building as the same may from time to time be encumbered, and the future Rent, income, proceeds, profits therefrom, and no personal liability shall at any time be asserted or enforceable against any other assets of Landlord or against Landlord’s partners or members or its or their respective partners, shareholders, members, directors, officers or managers on account of any of Landlord’s obligations or actions under this Lease. The foregoing provisions are not intended to relieve Landlord from the performance of any of Landlord’s obligations under this Lease, but only to limit the personal liability of the Landlord in case of recovery of a judgment against the Landlord and to limit the right of reimbursement in favor of Tenant out of the interest of Landlord in the Building and the income, Rent, proceeds, and profits therefrom; nor shall the foregoing be deemed to limit Tenant’s rights to obtain injunctive relief or specific performance or to avail itself to any other right or remedy which may be awarded Tenant by Law or under this Lease.

         29.        CONSENTS AND APPROVALS.

        29.1 Reasonableness. Wherever in this Lease Landlord’s or Tenant’s consent is required, Landlord and Tenant agree the same will not be unreasonably withheld, conditioned or delayed.

        29.2 No Liability Imposed on Landlord. The review and/or approval by Landlord of any item or matter to be reviewed or approved by Landlord under the terms of this Lease or any Exhibits hereto shall not impose upon Landlord any liability for the accuracy or sufficiency of any such item or matter or the quality or suitability of such item for its intended use. Any such review or approval is for the sole purpose of protecting Landlord’s interest in the Property, and no third parties, including Tenant or the Representatives and Visitors of Tenant or any person or entity claiming by, through or under Tenant, shall have any rights as a consequence thereof.

         30.        BROKERS. Landlord shall pay the fee or commission of the broker or brokers identified in the Basic Lease Information (the “Broker”) in accordance with Landlord’s separate written agreement with the Broker, if any. Tenant warrants and represents to Landlord that in the negotiating or making of this Lease neither Tenant nor anyone acting on Tenant’s behalf has dealt with any broker or finder who might be entitled to a fee or commission for this Lease other than the Broker. Tenant shall indemnify and hold Landlord harmless from any claim or claims, including costs, expenses and attorney’s fees incurred by Landlord asserted by any other broker or finder for a fee or commission based upon any dealings with or statements made by Tenant or Tenant’s Representatives.

         31.        WAIVER OF LANDLORD’S LIEN. Landlord hereby waives any landlord’s or other liens or lien rights it may have, if any, against Tenant’s Trade Fixtures or Tenant’s personal property whether such lien rights arise under common law, statutes or otherwise.

         32.        ENTIRE AGREEMENT. This Lease, including the Exhibits attached hereto and plans and specifications referenced therein (which are hereby incorporated herein), constitute the entire agreement between Landlord and Tenant with respect to the leasing of space by Tenant in the Building, and supersede all prior or contemporaneous agreements, understandings, proposals and other representations by or between Landlord and Tenant, whether written or oral, all of which are merged herein. Neither Landlord nor Landlord’s agents have made any representations or warranties with respect to the Premises, the Building or this Lease except as expressly set forth herein, and no rights, easements or licenses shall be acquired by Tenant by implication or otherwise unless expressly set forth herein. The submission of this Lease for examination does not constitute an option for the Premises and this Lease shall become effective as a binding agreement only upon execution and delivery thereof by Landlord to Tenant.

         33.        MISCELLANEOUS. This Lease may not be amended or modified except by a writing signed by Landlord and Tenant. Subject to Section 14 — Assignment and Subletting and Section 28 — Landlord’s Liability, this Lease shall be binding on and shall inure to the benefit of the parties and their respective successors, assigns and legal representatives. The determination that any provisions hereof may be void, invalid, illegal or unenforceable shall not impair any other provisions hereof and all such other provisions of this Lease shall remain in full force and effect. The unenforceability, invalidity or illegality of any provision of this Lease under particular circumstances shall not render unenforceable, invalid or illegal other provisions of this Lease, or the same provisions under other circumstances. This Lease shall be construed and interpreted in accordance with the laws (excluding conflict of laws principles) of the State of Iowa. The provisions of this Lease shall be construed in accordance with the fair meaning of the language used and shall not be strictly construed against either party, even if such party drafted the provision in question. When required by the context of this Lease, the singular includes the plural. Wherever the term “including” is used in this Lease, it shall be interpreted as meaning “including, but not limited to” the matter or matters thereafter enumerated. The captions contained in this Lease are for purposes of convenience only and are not to be used to interpret or construe this Lease. If more than one person or entity is identified as Tenant hereunder, the obligations of each and all of them under this Lease shall be joint and several. Time is of the essence with respect to this Lease, except as to the conditions relating to the delivery of possession of the Premises to Tenant. Neither Landlord nor Tenant shall record this Lease; however, either party shall have the right to have executed and recorded a Memorandum of Lease signed by both parties providing record notice of the existence of this Lease and the Term hereof.

         34.        AUTHORITY. If Tenant is a corporation, partnership, limited liability company or other form of business entity, each of the persons executing this Lease on behalf of Tenant warrants and represents that Tenant is a duly organized and validly existing entity, that Tenant has full right and authority to enter into this Lease and that the persons signing on behalf of Tenant are authorized to do so and have the power to bind Tenant to this Lease. Tenant shall provide Landlord upon request with evidence reasonably satisfactory to Landlord confirming the foregoing representations.

        IN WITNESS WHEREOF, Landlord and Tenant have entered into this Lease as of the date first above written.

TENANT:	LANDLORD:

LEE ENTERPRISES, INCORPORATED	RYAN COMPANIES US, INC.

/s/Mary Junck	/s/Richard M. Collins
By:__________________________________	By:_______________________________
Name: Mary Junck
Title: Chairman & CEO	Its: Vice President____________________

By:___________________________________
Name: _______________________________
Title:________________________________

EXHIBIT A
ATTACHED TO AND FORMING A PART OF
LEASE AGREEMENT
DATED AS OF MAY , 2003
BETWEEN
RYAN COMPANIES US, INC., AS LANDLORD,
AND
LEE ENTERPRISES, INCORPORATED, AS TENANT (“LEASE”)

THE PREMISES

[Floorplan showing location
and configuration of Premises
to be inserted.]

EXHIBIT A-1

ATTACHED TO AND FORMING A PART OF
LEASE AGREEMENT
DATED AS OF MAY   , 2003
BETWEEN
RYAN COMPANIES US, INC. AS LANDLORD,
AND
LEE ENTERPRISES INCORPORATED, AS TENANT (“LEASE”)

THE PROPERTY

Lot 1, Lot 2, part of Lot 3 and part of Lot 4 in Block 42 of LeClaire’s Addition to the Original Town of Davenport, Scott County, Iowa, more particularly described as follows:

Beginning at the northwest corner of Lot 1 in said Addition, thence North 89 degrees 59 minutes 51 seconds East, 222.45 feet on the north line of Lots 1, 2, 3, 4, and 5; thence South 00 degrees 00 minutes 21 seconds East, 29.35 feet to the beginning of a non-tangent curve, concave northeasterly, having a radius of 7.42 feet and a chord of South 57 degrees 47 minutes 06 seconds West, 8.44 feet; thence southerly, southwesterly and westerly 8.98 feet on the arc of said curve; thence South 00 degrees 00 minutes 00 seconds East, 116.54 feet to the south line of aforesaid Block 42; thence North 89 degrees 55 minutes 10 seconds West, 183.58 feet to the west line of said Block 42; thence North 00 degrees 05 minutes 16 seconds West, 150.15 feet to the point of beginning.

The subject property contains 28,905 square feet, more or less.

EXHIBIT B

ATTACHED TO AND FORMING A PART OF
LEASE AGREEMENT
DATED AS OF MAY   , 2003
BETWEEN
RYAN COMPANIES US, INC., AS LANDLORD,
AND
LEE ENTERPRISES, INCORPORATED, AS TENANT (“LEASE”)

CONSTRUCTION RIDER

    1.        Delivery of Premises. Upon substantial completion of those items described as Base Building on schedule 1 to this Exhibit B, (“Landlord’s Work”). Landlord shall deliver possession of the Premises to Tenant for construction and installation of the Tenant Improvements by Tenant. Landlord shall give Tenant at least seven (7) days’ prior notice of the Delivery Date. Upon delivery of the Premises, Tenant shall commence, and diligently and continuously pursue to completion, its construction and installation of the Tenant Improvements.

    2.        Tenant Improvements. Tenant shall construct and install the Tenant Improvements in the Premises in a manner that complies with all applicable Laws, the provisions of the Lease, and Landlord’s rules and regulations. Landlord has approved Tenant’s selection of the space planner and the general contractor for the Premises shall be subject to Landlord’s approval, which approval shall not be unreasonably withheld. The costs of construction and installation in excess of Landlord’s Contribution of $32.00 per square foot of Rentable Area shall be at Tenant’s sole cost and expense. Landlord’s Contribution shall be paid to Tenant in periodic draws as and when Tenant’s Work is performed, upon presentation to Landlord of reasonable evidence of Tenant having paid the costs thereof and obtained conditional lien releases therefor. Tenant shall obtain and deliver to Landlord unconditional lien releases from the contractor(s), subcontractor(s) or materialmen who issued such conditional lien releases, within one (1) month after such periodic draw. Any portion of Landlord’s Contribution remaining shall be credited toward Rent first due.

        If Tenant so elects, Landlord shall, with written approval from Tenant, pay Tenant’s contractor(s) directly in accordance with Landlord’s procedure for such payments, as reasonably established from time to time by Landlord.

        The Tenant Improvements shall include all work (other than Landlord’s Work) required to complete the Premises to a finished condition, ready to be opened for Tenant’s business, and shall include, but not be limited to: (a) all items specifically included in Tenant Improvements pursuant to Schedule 1 of this Exhibit B; (b) preparation of design drawings, and plans and specifications for all aspects of construction of the Tenant Improvements; (c) submission of approved design drawings and plans and specifications to all applicable governmental agencies (and preparing any required revisions) for issuance of and obtaining the issuance of all necessary permits and approvals for construction of the Tenant Improvements; and (d) obtaining a Certificate of Occupancy upon completion of the Tenant Improvements and all operating Licenses and permits for the operation of the business.

        Tenant’s contractors may use the Building’s loading dock free of charge, but on a non-exclusive basis, to load and unload materials and supplies during Tenant’s construction of the Tenant Improvements, subject to Landlord’s reasonable rules and regulations for the use of such area.

    3.        Requirements.

    (a)        Preliminary Plans and Final Drawings: Within 30 days after mutual execution and delivery of this Lease, Tenant will submit to Landlord schematic design plans for the Tenant Improvements. If Landlord disapproves the schematic design plans or any other submittals by Tenant under this Section, Tenant will have 30 days after such disapproval to resubmit and obtain approval from Landlord. Within 90 days after schematic design plans have been approved, Tenant will submit final working drawings and specifications for review. No variation from the approved working drawings and specifications which materially alters, modifies, or affects the aesthetics of the Building or which is a structural variation will be made without prior written approval of Landlord.

        Any item submitted by Tenant for Landlord’s approval shall be approved or disapproved by Landlord as promptly as is reasonably possible but in any event within 14 days. If Landlord disapproves any such item, or requires additional information to make a reasonable decision with respect to such item, Landlord shall promptly notify Tenant thereof and, if applicable, of any specific revisions that Landlord reasonably requires as a condition to Landlord’s approval. Tenant shall provide Landlord with such access to Tenant’s consultants and contractors and such calculations, specifications and other information from such consultants and contractors as is reasonably required by Landlord to make such decision. Landlord shall not be deemed to have approved any plans and specifications unless such approval is in writing.

    (b)        Quality: The Tenant Improvements shall be constructed with quality work, using only first class materials and workmanship, shall be consistent with the design and construction of the Building, and shall be subject in all events to Landlord’s reasonable approval. Landlord’s approval of any Tenant Improvements shall not relieve Tenant’s obligation to comply in all respects with all applicable Laws and all requirements of the Lease, including this Tenant’s Work Addendum. Any deficiency in design and/or construction of the Tenant Improvements shall be Tenant’s sole responsibility.

    (c)        Contractors: All contractors employed by Tenant for the construction and installation of the Tenant Improvements shall be licensed by the City of Davenport, Iowa and approved by Landlord, which approval shall not be unreasonably withheld. All contractors and subcontractors performing work at the Premises for the initial Tenant Improvements must be recognized and approved by the Building Trades Council having jurisdiction over downtown Davenport Iowa and each such contractor or subcontractor must be bound by and a signatory to an applicable bargaining agreement and observe area standards for wages and other terms and conditions of employment, including fringe benefits. Tenant shall cause Tenant’s contractor(s) to deliver to Landlord, prior to the commencement of the construction and installation of the Tenant Improvements, Certificates of Insurance, evidencing no less than $1,000,000 combined single limit coverage, from an insurer reasonably acceptable to Landlord, naming Landlord as an additional insured, and otherwise complying with the requirements of the Lease. Tenant shall obtain mechanic’s lien releases from Tenant’s contractors and subcontractors with respect to all progress and final payments made to such contractor or subcontractor on account of the Tenant Improvements work, in the form of a conditional lien release upon each such payment, followed by an unconditional lien release within one (1) month after such payment, and shall deliver Landlord complete copies thereof promptly upon Tenant’s receipt.

    (d)        Landlord’s Rights: Landlord shall have the right to inspect the Tenant Improvements at any time during construction, without prior notice to Tenant, provided such inspection does not unreasonable impede the construction of Tenant Improvements..

    4.        Ownership of Tenant Improvements: All Tenant Improvements, but none of the Tenant Trade Fixtures, shall become a part of the Premises, shall be the property of Landlord and shall be surrendered by Tenant with the Premises, without any compensation to Tenant, at the expiration or termination of the Lease.

BUILDING SHELL DEFINITION SUMMARY

	Included in Shell Building	Tenant Improvements
I. Finishes
 A. Building Core Area
   1. Elevator Lobbies
      a. Steel Troweled Concrete Floor
      b. Floor Finishes on  st floor public areas (carpet, tile, etc.)
      c. Floor Finishes on floors 2,3,4,5,6 (carpet, tile, etc.)
      d. Gypsum Board Walls, Sanded and Taped
      e. Wall Finishes on  st (VWC, Paint, Wood, etc.)
      f. Wall Finishes on floors 2,3,4,5,6 (VWC, Paint, etc.)
      g. Painted Gyp Ceiling on  st floor public area
      h. Painted Gyp Ceiling on floors 2, 3,4,5,6
      i. Incandescent Elevator Lobby Lights on  st floor public area
      j. Incandescent Elevator Lobby Lights on floors 2,3,4,5,6
      k. Elevator Lobby Doors at  st
      l. Elevator Lobby Doors at floors 2,3,4,5,6
   2. Communication/Electrical Rooms
      a. Unfinished Floor, Walls and Ceiling
      b. 8'0" Solid Core Wood Doors
   3. Stairwells
      a. Unfinished Floor, Painted Walls and Ceiling
      b. 8'0" Solid Core Wood Doors
   4. Toilet Rooms
      a. Ceramic Tile Floors and Base
      b. Ceramic Tile at "Wet" Walls
      c. VWC on Gypsum Board Walls
      d. ACT Ceilings
      e. Building Standard Plumbing and Light Fixtures
      f. Mirrors, Toilet Partitions and Accessories
 B. Tenant Areas Outside of Building Core
   1. Steel Troweled Concrete Floor
   2. Floor Finishes (Carpet, Wood, VCT, etc.)
   3. Gypsum Board Perimeter Walls and Columns, Taped and Sanded
   4. Wall Finishes (VWC, Paint, etc.)
   5. Ceiling grid installed and ceiling tiles stockpiled on floors.
         (Open office layout with no wall penetrations of the grid
         system.)
   6. Installation of ceiling tile.
   7. Horizontal window blinds at exterior windows, installed
   8. Doors, frames and hardware.
   9. Tenant Signs
II. Heating, Ventilation and Air Conditioning System

 A. Variable Air Volume (VAV) system with VAV boxes
     stockpiled at interior zones ( / 800rsf). Perimeter Boxes (with reheat capability) installed ( / 200rsf).
 B. Exhaust fans, supplemental cooling, and other special
     cooling or ventilation requirements for tenant spaces.
III. Automatic Sprinkler System
 A. Automatic sprinkler system completely installed for an "open office" plan in accordance with N.F.P.A. # 3 and I.S.O.
     insurance requirements.
 B. Relocation/addition of sprinkler heads based on Tenant
     layout.
IV. Electrical System
 A. Power Distribution & Lighting
   1. Lighting (277v.)
     a. Provide 277/480 volt lighting panelboards with
         breakers, two per floor in electrical closets.
     b. Provide electrical distribution for lighting
     c. Three bulb 2'x4' fluorescent light fixture
         stockpiled per 80 Usable square feet. Tenant may
         choose to delete for credit.
     d. Installation, wiring and switching of light fixtures.
     e. Furnishing and installation of and special lighting
         systems or fixtures.
   2. Receptacle Power ( 20v./208v.)
     a. Provide  20/208 volt convenience power panelboards
          with breakers, in electrical closets.
     b. Wiring and installation of all receptacles.
 B. Security System
   1. Furnish and install building security system for controlling building access from the exterior.
   2. Security system to control one after hours elevator car.
 C. Telephone System
    . Copper from MPOP to telephone closet on each floor.
   2. Telephone equipment
   3. Junction boxes, wiring and installation of telephone
       equipment.
   4. Dedicated 4" conduit from MPOP to Premises
   5. Provision for two separate 4" conduit from street to MPOP, from opposite sides of building.
 D. Computer Systems
   1. Conduit and cabling for tenant's computer system.
V. Miscellaneous
A. Design Fees for Tenant Improvements	x x x x x x x x x x x x x x x x x x x x x x x x x x x x x x x x	x x x x x x x x x x x x x x x x x x x

EXHIBIT C
ATTACHED TO AND FORMING A PART OF
LEASE AGREEMENT
DATED AS OF MAY    , 2003
BETWEEN
RYAN COMPANIES US, INC., AS LANDLORD,
AND
LEE ENTERPRISES, INCORPORATED, AS TENANT (“LEASE”)

BUILDING RULES

        The following Building Rules are additional provisions of the foregoing Lease to which they are attached. The capitalized terms used herein have the same meanings as these terms are given in the Lease.

    1.        Use of Common Areas. Tenant will not obstruct the sidewalks, halls, passages, exits, entrances, elevators or stairways of the Building, and Tenant will not use the common areas for any purpose other than ingress and egress to and from the Premises. The common areas, except for the sidewalks, are not open to the general public and Landlord reserves the right to control and prevent access to the common areas of any person whose presence, in Landlord’s opinion, would be prejudicial to the safety, reputation and interests of the Building and its tenants.

    2.        No Access to Roof. Except as provided in Exhibit D Tenant has no right of access to the roof of the Building and will not install, repair or replace any antenna, aerial, aerial wires, fan, air-conditioner or other device on the roof of the Building, without the prior written consent of Landlord. Any such device installed without such written consent is subject to removal at Tenant’s expense without notice at any time. In any event Tenant will be liable for any damages or repairs incurred or required as a result of its installation, use, repair, maintenance or removal of such devices on the roof and agrees to indemnify and hold harmless Landlord from any liability, loss, damage, cost or expense, including reasonable attorneys’ fees, arising from any activities of Tenant or of Tenant’s Representatives on the roof of the Building.

    3.        Signage. No sign, placard, picture, name, advertisement or notice visible from the exterior of the Premises will be inscribed, painted, affixed or otherwise displayed by Tenant on or in any part of the Building without the prior written consent of Landlord. Landlord reserves the right to adopt and furnish Tenant with general guidelines relating to signs in or on the Building. All approved signage will be inscribed, painted or affixed at Tenant’s expense by a person approved by Landlord, which approval will not be unreasonably withheld.

    4.        Prohibited Uses. The Premises will not be used for manufacturing, for the storage of merchandise held for sale to the general public, for lodging or for the sale of goods to the general public. Tenant will not permit any food preparation on the Premises except that Tenant may use Underwriters’ Laboratory approved equipment for brewing coffee, tea, hot chocolate and similar beverages, popping popcorn and heating food, and may allow outside caters to utilize their equipment, so long as such use is in accordance with all applicable federal, state and city laws, codes, ordinances, rules and regulations.

    5.        Janitorial Services. Tenant will not employ any person for the purpose of cleaning the Premises or permit any person to enter the Building for such purpose other than Landlord’s janitorial service, except with Landlord’s prior written consent. Tenant will not necessitate, and will be liable for the cost of, any unreasonable amount of janitorial labor by reason of Tenant’s negligence or willful indifference to the preservation of good order and cleanliness in the Premises. Janitorial service will not be furnished to areas in the Premises on nights when such areas are occupied after 9:30 p.m. in a manner that will unreasonably interfere with janitors, unless such service is extended by written agreement to a later hour in specifically designated areas of the Premises.

    6.        Keys and Locks. Landlord will furnish Tenant, free of charge, a reasonable number of keys to each door or lock in the Premises. Landlord may charge Tenant for its out-of-pocket costs for any additional or replacement keys. Tenant will not duplicate any keys, alter any locks or install any new or additional lock or bolt on any door of its Premises or on any other part of the Building without the prior written consent of Landlord and, in any event, Tenant will provide Landlord with a key for any such lock. On the termination of the Lease, Tenant will deliver to Landlord all keys to any locks or doors in the Building which have been obtained by Tenant.

    7.        Freight. Upon not less than twenty-four (24) hours prior notice to Landlord, which notice may be oral, an elevator will be made available for Tenant’s use for transportation of freight, subject to such scheduling as Landlord in its reasonable discretion deems appropriate. Tenant shall not transport freight in loads exceeding the weight limitations of such elevator. Landlord reserves the right to prescribe the weight, size and position of all equipment, materials, furniture or other property brought into the Building, and no property will be received in the Building or carried up or down the freight elevator or stairs except during such hours and along such routes and by such persons as may be designated by Landlord. Landlord reserves the right to require that heavy objects will stand on wood strips of such length and thickness as is necessary to properly distribute the weight. Except as set forth in the Lease, Landlord will not be responsible for loss of or damage to any such property from any cause, and Tenant will be liable for all damage or injuries caused by moving or maintaining such property.

    8.        Nuisances and Dangerous Substances. Tenant will not conduct itself or permit Tenant’s Representatives or Visitors to conduct themselves, in the Premises or anywhere on or in the Property in a manner which is offensive or unduly annoying to any other Tenant or Landlord’s property managers. Tenant will not install or operate any phonograph, radio receiver, musical instrument, or television or other similar device in any part of the common areas and shall not operate any such device installed in the Premises in such manner as to unreasonably disturb or annoy other tenants of the Building. Tenant will not use or keep in the Premises or the Property any kerosene, gasoline or other combustible fluid or material other than limited quantities thereof reasonably necessary for the maintenance of office equipment, or, without Landlord’s prior written approval, use any method of heating or air conditioning other than that supplied by Landlord. Tenant will not use or keep any foul or noxious gas or substance in the Premises or permit or suffer the Premises to be occupied or used in a manner offensive or objectionable to Landlord or other occupants of the Building by reason of noise, odors or vibrations, or interfere in any way with other tenants or those having business therein. Tenant will not bring or keep any animals in or about the Premises or the Property.

    9.        Building Name and Address. Without Landlord’s prior written consent, Tenant will not use the name of the Building in connection with or in promoting or advertising Tenant’s business except as identifying Tenant’s address.

    10.        Building Directory. A directory for the Building will be provided for the display of the name and location of tenants. Landlord reserves the right to approve any additional names Tenant desires to place in the directory and, if so approved, Landlord may assess a reasonable charge for adding such additional names.

    11.        Window Coverings. No curtains, draperies, blinds, shutters, shades, awnings, screens or other coverings, window ventilators, hangings, decorations or similar equipment shall be attached to, hung or placed in, or used in or with any window of the Building without the prior written consent of Landlord.

    12.        Floor Coverings. Tenant will not lay or otherwise affix linoleum, tile, carpet or any other floor covering to the floor of the Premises in any manner except as approved in writing by Landlord. Tenant will be liable for the cost of repair of any damage resulting from the violation of this rule or the removal of any floor covering by Tenant or its contractors, employees or invitees.

    13.        Wiring and Cabling Installations. Except as set forth in the Construction Documents, Landlord will direct Tenant’s electricians and other vendors as to where and how data, telephone, and electrical wires and cables are to be installed. No boring or cutting for wires or cables will be allowed without the prior written consent of Landlord. The location of burglar alarms, smoke detectors, telephones, call boxes and other office equipment affixed to the Premises shall be subject to the written approval of Landlord. Tenant shall not be required to remove wires, cables and other installations at the end of the Lease term.

    14.        Office Closing Procedures. Tenant will see that the doors of the Premises are closed and locked and that all water faucets, water apparatus and utilities are shut off before Tenant or its employees leave the Premises, so as to prevent waste or damage. Tenant will be liable for all damage or injuries sustained by other tenants or occupants of the Building or Landlord resulting from Tenant’s negligence or willful misconduct. Tenant will keep the doors to the Building corridors closed at all times except for ingress and egress.

    15.        Plumbing Facilities. The toilet rooms, toilets, urinals, wash bowls and other apparatus shall not be used for any purpose other than that for which they were constructed and no foreign substance of any kind whatsoever shall be disposed of therein. Tenant will be liable for any breakage, stoppage or damage resulting from the violation of this rule caused by the negligence or willful act of Tenant, its employees or invitees.

    16.        Use of Hand Trucks. Tenant will not use or permit to be used in the Premises or in the common areas any hand trucks, carts or dollies except those equipped with rubber tires and side guards or such other equipment as Landlord may approve.

    17.        Refuse. Tenant shall store all Tenant’s trash and garbage within the Premises or in other facilities designated by Landlord for such purpose. Landlord shall provide a reasonable number of receptacles for Tenant’s refuse. Tenant shall not place in any trash box or receptacle any material which cannot be disposed of in the ordinary and customary manner of removing and disposing of trash and garbage in the city in which the Building is located without being in violation of any law or ordinance governing such disposal. All trash and garbage removal shall be made in accordance with directions issued from time to time by Landlord, only through such common areas provided for such purposes and at such times as Landlord may designate. Tenant shall comply with the requirements of any recycling program adopted by Landlord for the Building.

    18.        Soliciting. Canvassing, peddling, soliciting and distribution of handbills or any other written materials in the Building are prohibited, and Tenant will cooperate to prevent the same.

    19.        Fire, Security and Safety Regulations. Tenant will comply with all reasonable safety, security, fire protection and evacuation measures and procedures established by Landlord or any governmental agency.

    20.        Sales and Auctions. Tenant will not conduct or permit to be conducted any sale by auction in, upon or from the Premises or elsewhere in the Property, whether said auction be voluntary, involuntary, pursuant to any assignment for the payment of creditors or pursuant to any bankruptcy or other insolvency proceeding.

    21.        Waiver of Rules. Landlord may waive any one or more of these Building Rules for the benefit of any particular tenant or tenants, but no such waiver by Landlord will be construed as a waiver of such Building Rules in favor of any other tenant or tenants nor prevent Landlord from thereafter enforcing these Building Rules against any or all of the tenants of the Building.

    22.        Effect on Lease. These Building Rules are in addition to, and shall not be construed to in any way modify or amend, in whole or in part, the terms, covenants, agreements and conditions of the Lease. A material, repeated violation of these Building Rules will constitute a default under the Lease subject to the Lease in Section 15.1 — “Events of Default.”

    23.        Non-Discriminatory Enforcement. Subject to the provisions of the Lease (and the provisions of other leases with respect to other tenants), Landlord shall use its best efforts to enforce these Building Rules in a non-discriminatory manner, but in no event shall Landlord have any liability for any failure or refusal to do so (and Tenant’s sole and exclusive remedy for any such failure or refusal to enforce the Building Rules against other tenants shall be injunctive relief preventing Landlord from enforcing any of the Building Rules together with reasonable attorneys’ fees).

    24.        Additional and Amended Rules. Landlord reserves the right to rescind or amend these Building Rules and/or adopt any other and reasonable rules and regulations as in its judgment may from time to time be needed for the safety, care and cleanliness of the Building and for the preservation of good order therein.

EXHIBIT D
ATTACHED TO AND FORMING A PART OF
LEASE AGREEMENT
DATED AS OF MAY , 2003
BETWEEN
RYAN COMPANIES US, INC., AS LANDLORD,
AND
LEE ENTERPRISES, INC, AS TENANT (“LEASE”)

ADDITIONAL PROVISIONS RIDER

    1.        [Intentionally omitted.]

    2.        ANTENNA PROVISION.

        2.1 Right to Install Antenna. In addition to the other rights granted by the Lease, provided that Tenant is not in default of the Lease beyond any applicable cure periods, Tenant shall have the right but not the obligation, during the Term to install, maintain, replace, repair or otherwise modify, from time to time, and operate the following satellite dish antennas: such satellite dishes and/or whip antennae or similar rooftop antenna, required by Tenant from time to time, of approximately one meter in size, in any case subject to Landlord’s reasonable consent (which shall not be unreasonably withheld, denied or delayed) as to the size and power of such antenna and the frequency at which it will receive and/or broadcast (the “Antenna”) on the Building’s roof (the “Roof”’) in a location mutually agreed. Tenant may also use the Building’s risers, conduits and towers, subject to reasonable space limitations and Landlord’s requirements for use of such areas, for purposes of installing cabling from the Antenna to the Premises in the interior of the Building. Tenant shall pay no additional charge for such right during the Term.

        2.2 Right of Use/Ownership of Antennas. Landlord shall have the right to use the remainder of the Roof for any purpose including permitting other tenants in the Building to lease space on the Roof provided that (i) Tenant continues to have reasonable access to the Antenna site and the Antenna, and (ii) any other equipment installed on the Roof pursuant to leases or other agreements entered into after the date of the Lease will not interfere with the Antenna reception or transmission. Tenant further agrees to install, maintain and use the Antenna (such use to include such factors as the frequency at which the Antennas are operated) in a manner which will not interfere with other antennas or other rooftop telecommunications equipment present on the Roof on the date hereof or otherwise operated pursuant to leases or agreements entered into prior to the date hereof.

    2.3.        Installation, Maintenance, Operation and Removal of Antenna. Tenant shall install and maintain the Antennas and related cabling at its sole expense. Prior to installation, Landlord shall have the right to approve the type, size, height, weight and location of any Antenna exceeding the space dimensions described above, which approval shall not be unreasonably withheld, conditioned, or delayed. Without limiting the foregoing, Landlord shall have the right to require Tenant to fully comply with the requirements of any roof warranty and to install decorative screening and fencing in order to shield the Antenna from view, so long as such screening and fencing does not adversely affect the performance of the Antenna. Prior to installation, Tenant shall submit to Landlord and obtain Landlord’s approval of plans and specifications for the installation and such other information reasonably required by Landlord (which approval shall not be unreasonably withheld, conditioned or delayed). Tenant shall have access, including elevator access to the roof, to the Antenna site at all times, seven (7) days a week, twenty-four (24) hours a day, subject to any reasonable restrictions of Landlord. The installation of the Antenna shall be completed in a workmanlike manner and in accordance with all applicable laws. Tenant shall install the Antenna using non-penetrating roof mounts. Tenant shall comply with all floor load limitations. If the taxes or insurance premiums for the Building are increased as a result of the installation or operation of the Antenna on the Roof, then Tenant shall pay its share of any such increase directly attributable to such installation or operation upon receipt of adequate documentation. At the termination of the Lease Tenant shall, at Tenant’s sole cost and expense, remove the Antenna and restore the Antenna site to the condition it was prior to installation of the Antenna, reasonable wear and tear and damage due to fire or other casualty excepted.

    2.4.        Compliance with Laws. Tenant shall comply in all material respects with all applicable laws governing the installation and operation of the Antenna. Tenant shall be responsible for obtaining, if required, any building permits and any licenses or permits required by the Federal Communication Commission, the Federal Aviation Administration or any other governmental agency having jurisdiction over the Building. If required by any such governmental agencies or by Landlord, Tenant shall paint the dish portion of the Antenna. Landlord agrees to reasonably assist and cooperate with Tenant to obtain any appropriate licenses or permits.

    2.5.        Termination. All rights granted to Tenant pursuant to this Exhibit D shall automatically terminate upon the expiration of the Lease or earlier termination thereof.

    3.        Upon written notice from Tenant to Landlord, delivered no later than July 1, 2003, Landlord shall increase the size of the generator supplying emergency or standby electricity to the Building in order to provide sufficient capacity to permit Tenant to connect electric circuits requiring no more than 130 KVA of electricity. Any additional cost incurred by Landlord to accommodate Tenant shall be a Tenant Improvement cost. Time is of the essence.

    4.        HVAC PROVISION

        4.1 Right to Install HVAC Units. In addition to the other rights granted by the Lease, provided that Tenant is not in default of the Lease beyond any applicable cure periods, Tenant shall have the right but not the obligation, during the Term to install, maintain, replace, repair or otherwise modify, from time to time, and operate up to two HVAC units, (“HVAC Units”) each occupying an area not to exceed 4 feet by 6 feet and not to exceed 5 feet in height on the Building’s roof (the “Roof”) in a location mutually agreed. Tenant shall pay no additional charge for such right during the Term.

        4.2 Installation, Maintenance, Operation and Removal of HVAC Units. Tenant shall install and maintain the HVAC Units and related piping and wiming at its sole expense. Prior to installation, Landlord shall have the right to approve the type, size, height, weight and location of any HVAC Unit described above, which approval shall not be unreasonably withheld, conditioned, or delayed. Without limiting the foregoing, Landlord shall have the right to require Tenant to fully comply with the requirements of any roof warranty and to install decorative screening and fencing in order to shield the HVAC Unit from view, so long as such screening and fencing does not adversely affect the performance of the HVAC Unit. Prior to installation, Tenant shall submit to Landlord and obtain Landlord’s approval of plans and specifications for the installation and such other information reasonably required by Landlord (which approval shall not be unreasonably withheld, conditioned or delayed). Tenant shall have access, including elevator access to the roof, to the HVAC site at all times, seven (7) days a week, twenty-four (24) hours a day, subject to any reasonable restrictions of Landlord. The installation of the HVAC Unit shall be completed in a workmanlike manner and in accordance with all applicable laws. Tenant shall comply with all floor load limitations. At the termination of the Lease Tenant shall, at Tenant’s sole cost and expense, remove the HVAC Unit and restore the HVAC Unit site to the condition it was prior to installation of the HVAC Unit, reasonable wear and tear and damage due to fire or other casualty excepted.

EXHIBIT 21

LEE ENTERPRISES, INCORPORATED
AND SUBSIDIARIES

SUBSIDIARIES AND ASSOCIATED COMPANIES

	State of Organization	Percentage of Voting Securities Owned

Lee Enterprises, Incorporated	Delaware	Parent
Lee Publications, Inc.	Delaware	100%
Accudata, Inc.	Iowa	100%
INN Partners, L.C. d/b/a International Newspaper Network	Iowa	81%
Lee Procurement Solutions Co.	Iowa	100%
Sioux City Newspapers, Inc.	Iowa	100%
Target Marketing Systems, Inc.	Iowa	100%
Journal-Star Printing Co.	Nebraska	100%
K. Falls Basin Publishing, Inc.	Oregon	100%
Lee Consolidated Holdings Co.	South Dakota	100%
LINT Co.	South Dakota	100%
Madison Newspapers, Inc.	Wisconsin	50%

EXHIBIT 23.1

Deloite & Touche LLP
Northwest Bank Bldg.101
West Second Street
Davenport, IA 52801-1813
USA

Tel: +1 563 322 4415
Fax: +1 563 445 9600
www.deloitte.com

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in the Registration Statements No. 33-46708, No. 333-6433 and No. 333-105219 of Lee Enterprises, Incorporated on Form S-8 of our report dated December 9, 2003, which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of the fair value provision of Statement of Financial Accounting Standards (“Statement”) 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure and the Company’s change in method of accounting for goodwill and other intangible assets to conform to Statement 142, Accounting for Goodwill and Other Intangible Assets, relating to our audits of the consolidated financial statements of the Company for the years ended September 30, 2003 and 2002, appearing in this Annual Report on Form 10-K of Lee Enterprises, Incorporated for the year ended September 30, 2003.

/s/DELOITTE & TOUCHE LLP

Davenport, Iowa
December 23, 2003

EXHIBIT 23.2

McGladrey & Pullen
Certified Public Accountant

Independent Auditor’s Consent

To the Stockholders
Lee Enterprises, Incorporated
   and Subsidiaries
Davenport, Iowa

We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 33-46708, No. 333-105219 and No. 333-6433 and in the related Prospectuses of our report dated November 9, 2001, except for the effects of the restatement as discussed in Note 1, as to which the date is December 8, 2003, with respect to the financial statements of Lee Enterprises, Incorporated, incorporated by reference included in this Annual Report on Form 10-K for the year ended September 30, 2003 and to the reference to us under the heading “Experts” in such Prospectuses.

/s/McGladrey & Pullen

Davenport, Iowa
December 19, 2003

EXHIBIT 24

POWER OF ATTORNEY

We, the undersigned directors of Lee Enterprises, Incorporated, hereby severally constitute Mary E. Junck and Carl G. Schmidt, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, in the capacities indicated below, the Annual Report on Form 10-K of Lee Enterprises, Incorporated for the fiscal year ended September 30, 2003 to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Lee Enterprises, Incorporated to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Signature	Date

/s/ Rance E. Crain
____________________________
Rance E. Crain, Director	November 12, 2003

/s/ Nancy S. Donovan
____________________________
Nancy S. Donovan, Director	November 12, 2003

/s/ Mary E. Junck
____________________________
Mary E. Junck, Director	November 12, 2003

/s/ William E. Mayer
____________________________
William E. Mayer, Director	November 12, 2003

/s/ Herbert W. Moloney III
____________________________
Herbert W. Moloney III, Director	November 12, 2003

/s/ Andrew E. Newman
____________________________
Andrew E. Newman, Director	November 12, 2003

/s/ Gordon D. Prichett
____________________________
Gordon D. Prichett, Director	November 12, 2003

/s/ Gregory P. Schermer
____________________________
Gregory P. Schermer, Director	November 12, 2003

/s/ Mark Vittert
____________________________
Mark Vittert, Director	November 12, 2003

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mary E. Junck, certify that:

1.	I have reviewed this annual report on Form 10-K (Annual Report) of Lee Enterprises, Incorporated (Registrant);

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Annual Report based on such evaluation; and

c)	disclosed in this Annual Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	December 23, 2003	/s/ Mary E. Junck
___________________________________
Mary E. Junck
Chairman, President and Chief Executive Officer

EXHIBIT 31.2

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Annual Report based on such evaluation; and

c)	disclosed in this Annual Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	December 23, 2003	/s/ Carl G. Schmidt
___________________________________
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1

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
Washington, DC 20549

Re: Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that to our knowledge:

(i)

this annual report on Form 10-K for the period ended September 30, 2003 (Annual Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii)

the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Annual Report.

Dated as of this 23rd day of December 2003

/s/ Mary E. Junck	/s/ Carl G. Schmidt
__________________________________	__________________________________
Mary E. Junck	Carl G. Schmidt
Chairman, President and	Vice President, Chief Financial Officer
Chief Executive Officer	and Treasurer

A signed original of this written statement required by Section 906 has been provided to Lee Enterprises, Incorporated and will be retained by Lee Enterprises, Incorporated and furnished to the Securities and Exchange Commission upon request.