Form 10-Q
period 2003-12-31
LEE ENTERPRISES INC
filed 2004-02-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2003

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

(563) 383-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]
As of December 31, 2003, 35,967,933 shares of Common Stock and 8,973,617 shares of Class B Common Stock of the Registrant were outstanding.

LEE ENTERPRISES, INCORPORATED

TABLE OF CONTENTS			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income -	1
		Three months ended December 31, 2003 and 2002

		Consolidated Balance Sheets -	2
		December 31, 2003 and September 30, 2003

		Consolidated Statements of Cash Flows -	3
		Three months ended December 31, 2003 and 2002

		Notes to Consolidated Financial Statements	4

	Item 2.	Management's Discussion and Analysis of Financial	6
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	11
		Market Risk

	Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

EXHIBITS	31	Rule 13a-14(a)/15d-14(a) Certifications

	32	Section 1350 Certifications

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31

(Thousands, Except Per Common Share Data)	2003	2002

Operating revenue:
Advertising	$130,758	$125,394
Circulation	33,722	33,612
Other	11,021	10,830

	175,501	169,836

Operating expenses:
Compensation	69,635	68,492
Newsprint and ink	15,891	14,450
Depreciation	4,632	4,410
Amortization of intangible assets	6,962	6,961
Other	38,660	37,646

	135,780	131,959

Operating income, before equity in net
income of associated companies	39,721	37,877
Equity in net income of associated companies	2,292	2,218

Operating income	42,013	40,095

Nonoperating income (expense), net:
Financial income	298	340
Financial expense	(3,537)	(4,690)
Other, net	(28)	(344)

	(3,267)	(4,694)

Income from continuing operations before income taxes	38,746	35,401
Income tax expense	14,267	12,923

Income from continuing operations	24,479	22,478

Discontinued operations:
Loss on disposition, net of income tax effect	-	(20)

Net income	$24,479	$22,458

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.51
Discontinued operations	-	-

Net income	$0.55	$0.51

Diluted:
Continuing operations	$0.55	$0.51
Discontinued operations	-	-

Net income	$0.55	$0.51

Dividends per common share	$0.18	$0.17

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31	September 30
(Thousands, Except Per Common Share Data)	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$10,053	$11,064
Accounts receivable, net	64,023	58,698
Receivable from associated companies	-	1,500
Inventories	8,554	9,603
Other	8,232	9,020

Total current assets	90,862	89,885

Investments	29,476	29,472
Property and equipment, net	199,725	200,956
Goodwill	611,011	611,011
Other intangible assets	479,407	486,369
Other	3,535	3,684

	$1,414,016	$1,421,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$36,600	$36,600
Accounts payable	17,273	20,284
Compensation and other accrued liabilities	28,461	33,142
Income taxes payable	17,276	16,553
Dividends payable	5,885	-
Unearned revenue	28,762	27,972

Total current liabilities	134,257	134,551

Long-term debt, net of current maturities	238,600	268,600
Deferred items	214,940	215,249
Other	748	821

	588,545	619,221

Stockholders' equity:
Serial convertible preferred stock, no par value;	-	-
authorized 500 shares; none issued
Common Stock, $2 par value; authorized 60,000	71,936	70,994
shares; issued and outstanding:
December 31, 2003 35,968 shares;
September 30, 2003 35,497 shares
Class B Common Stock, $2 par value; authorized	17,948	18,248
30,000 shares; issued and outstanding:
December 31, 2003 8,974 shares;
September 30, 2003 9,124 shares
Additional paid-in capital	88,644	78,697
Unearned compensation	(6,113)	(2,457)
Retained earnings	653,056	636,674

	825,471	802,156

	$1,414,016	$1,421,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31

(Thousands)	2003	2002

Cash provided by operating activities:
Net income	$24,479	$22,458
Results of discontinued operations	-	(20)

Income from continuing operations	24,479	22,478
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	11,594	11,371
Stock compensation expense	1,325	1,122
Distributions in excess of current earnings of associated
companies	396	409
Other, net	(7,719)	6,136

Net cash provided by operating activities	30,075	41,516

Cash provided by (required for) investing activities:
Purchases of property and equipment	(4,093)	(3,781)
Proceeds from sales of assets	129	3,945
Other	(400)	(75)

Net cash provided by (required for) investing activities	(4,364)	89

Cash required for financing activities:
Payments on notes payable, net	-	(3,000)
Proceeds from long-term debt	11,000	-
Payments on long-term debt	(41,000)	(24,500)
Cash dividends paid	(2,200)	(7,533)
Other	5,478	1,012

Net cash required for financing activities	(26,722)	(34,021)

Net cash provided by discontinued operations	-	4,490

Net increase (decrease) in cash and cash equivalents	(1,011)	12,074
Cash and cash equivalents:
Beginning of period	11,064	14,381

End of period	$10,053	$26,455

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1           Basis of Presentation

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2003 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2          Investment in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended
	December 31

(Thousands)	2003	2002

Operating revenue	$30,415	$29,207
Operating expenses, excluding depreciation
and amortization	21,309	20,465
Depreciation and amortization	1,488	1,363
Operating income	7,618	7,379
Net income	4,584	4,436

             Debt of MNI totaled $29,844,000 at December 31, 2003 and September 30, 2003.

3          Goodwill and Other Intangible Assets

             Identified intangible assets related to continuing operations consist of the following:

	December 31	September 30
(Thousands)	2003	2003

Nonamortized intangible assets:
Mastheads	$26,022	$26,022
Amortizable intangible assets:
Noncompete covenants and consulting agreements	28,441	28,441
Less accumulated amortization	(24,716)	(24,168)

	3,725	4,273

Customer and newspaper subscriber lists	526,202	526,202
Less accumulated amortization	(76,542)	(70,128)

	449,660	456,074

	$479,407	$486,369

Annual amortization of intangible assets related to continuing operations for the five years ending December 2008 is estimated to be $27,824,000, $27,197,000, $24,397,000, $23,372,000 and $23,296,000 respectively.

4          Stock Ownership Plans

             A summary of activity related to the Company’s stock option plan is as follows:

		Weighted
		Average
(Thousands, Except Per Common Share Data)	Shares	Exercise Price

Outstanding at September 30, 2003	1,177	$30.39
Granted	188	43.22
Exercised	(242)	26.40
Cancelled	(4)	34.27

Outstanding at December 31, 2003	1,119	$33.40

Options to purchase 1,302,232 shares of common stock with a weighted average exercise price of $29.91 per share were outstanding at December 31, 2002.

5           Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

6          Earnings Per Common Share

             The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	December 31

(Thousands, Except Per Common Share Data)	2003 2002

Income applicable to common stock:
Continuing operations	$24,479	$22,478
Discontinued operations	-	(20)

Net income	$24,479	$22,458

Weighted average common shares	44,778	44,370
Less non-vested restricted stock	205	149

Basic average common shares	44,573	44,221
Dilutive stock options and restricted stock	267	132

Diluted average common shares	44,840	44,353

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.51
Discontinued operations	-	-

Net income	$0.55	$0.51

Diluted:
Continuing operations	$0.55	$0.51
Discontinued operations	-	-

Net income	$0.55	$0.51

7          Subsequent Events

In January 2004, the Company purchased two specialty publications at a cost of $1,400,000. In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2003 Annual Report on Form 10-K.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

	Three Months Ended
	December 31

(Thousands, Except Per Common Share Data)	2003	2002

Operating cash flow	$51,315	$49,248
Depreciation and amortization	11,594	11,371

Operating income, before equity in net
income of associated companies	39,721	37,877
Equity in net income of associated companies	2,292	2,218

Operating income	$42,013	$40,095

Same Property Comparisons

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude Madison Newspapers, Inc. (MNI). The Company owns 50% of the capital stock of MNI, which for financial reporting purposes is reported using the equity method of accounting. Same property comparisons also exclude corporate office costs. For the quarter ended December 31, 2003, same property results are the same as reported results due to the absence of acquisitions and divestitures.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

EXECUTIVE SUMMARY

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

The Company is focused on five key strategic priorities. They are to:

      •     Grow revenue creatively and rapidly;
      •     Improve readership and circulation;
      •     Emphasize strong local news;
      •     Build the Company’s online future; and
      •     Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

In April 2002, the Company acquired ownership of 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with daily circulation of 30,000 or more. In July 2002, the Company acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75 percent, to 1.1 million daily and 1.2 million on Sunday, and increased its revenue by nearly 50 percent.

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

Results for the quarter ended December 31, 2003 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment.

THREE MONTHS ENDED DECEMBER 31, 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

Three Months Ended
December 31	Percent Change

(Thousands, Except Per Common Share Data)	2003	2002	Tota	l	Same	Property

Advertising revenue:
Retail	$78,545	$76,289	3.0%	3.0%
National	4,647	4,065	14.3	14.3
Classified:
Daily newspapers:
Employment	9,157	8,855	3.4	3.4
Automotive	10,045	10,229	(1.8)	(1.8)
Real estate	8,348	7,343	13.7	13.7
All other	6,959	6,942	0.2	0.2
Other publications	7,139	7,026	1.6	1.6

Total classified	41,648	40,395	3.1	3.1
Niche publications	3,606	2,916	23.7	23.7
Online	2,312	1,729	33.7	33.7

Total advertising revenue	130,758	125,394	4.3	4.3

Circulation	33,722	33,612	0.3	0.3
Commercial printing	4,761	5,054	(5.8)	(5.8)
Online services and other	6,260	5,776	8.4	8.4

175,501	169,836	3.3	3.3

Compensation	69,635	68,492	1.7	1.7
Newsprint and ink	15,891	14,450	10.0	10.0
Other operating expenses	38,660	37,646	2.7	2.7

124,186	120,588	3.0	3.0

Operating cash flow	51,315	49,248	4.2	4.2
Depreciation and amortization	11,594	11,371	2.0	2.0

Operating income, before equity in net
income of associated companies	39,721	37,877	4.9	4.9
Equity in net income of associated
companies	2,292	2,218	3.3	N	A

Operating income	42,013	40,095	4.8	N	A
Non-operating expense, net	(3,267)	(4,694)	(30.4)	N	A

Income from continuing operations
before income taxes	38,746	35,401	9.4	N	A
Income tax expense	14,267	12,923	10.4	N	A

Income from continuing operations	$24,479	$22,478	8.9%	N	A

Earnings per common share:
Basic	$0.55	$0.51	7.8%	N	A
Diluted	0.55	0.51	7.8	N	A

For the quarter ended December 31, 2003, same property results are the same as reported results due to the absence of acquisitions and divestitures.

Advertising Revenue

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The quarter ended December 31, 2003 had the same number of Sundays as the same period last year.

For the quarter ended December 31, 2003, total same property revenue increased $5,665,000, or 3.3%, and total same property advertising revenue increased $5,364,000 or 4.3%. Same property retail revenue increased $2,256,000 or 3.0%. Same property average retail rate, excluding preprint insertions, increased 3.7%. Preprint insertion revenue increased 5.4%.

Same property classified advertising revenue increased 3.1% for the quarter ended December 31, 2003. Higher margin employment advertising at the daily newspapers increased 3.4% on a same property basis, the first quarterly increase in three years, and same property real estate classified revenue increased 13.7%. Same property automotive classified advertising decreased 1.8%. Same property average classified rates declined 0.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Three Months Ended
	December 31

(Thousands of Inches)	2003 2002		Percent Change

Retail	2,968	3,046	(2	.6)%
National	131	124	5.6
Classified	2,778	2,676	3.8

	5,877	5,846	0.5%

Advertising in niche publications increased 23.7% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 33.7% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company, and have been experiencing higher rates of growth.

Circulation and Other Revenue

Same property circulation revenue increased $110,000 or 0.3%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, increased 0.2% and Sunday circulation increased 0.4% for the three months ended December 2003, compared to the prior year quarter. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue declined $293,000 or 5.8%. Same property online services and other revenue increased $484,000 or 8.4%.

Operating Expenses and Results of Operations

Compensation expense increased $1,143,000 or 1.7%, in the current year quarter. Same property full time equivalent employees decreased 1.5% year over year, offsetting normal salary increases. Newsprint and ink costs increased $1,441,000 or 10.0%, in the current year quarter due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 1.1%. Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,014,000 or 2.7%, in the current year quarter. Depreciation and amortization expense increased $223,000, or 2.0%.

Operating cash flow improved 4.2% to $51,315,000 in the current year quarter from $49,248,000 in the prior year. Operating cash flow margin increased to 29.2% from 29.0% in the prior year. Equity in net income of associated companies increased to $2,292,000 in the current year quarter from $2,218,000 in the prior year quarter. Operating income increased 4.8% to $42,013,000. Operating income margin increased to 23.9% from 23.6%.

Nonoperating Income and Expense

Financial income decreased $42,000 to $298,000. The decrease is due to lower invested balances. Financial expense decreased $1,153,000 due to debt reduction from operating cash flow.

Overall Results

As a result of all of the above, earnings per diluted common share from continuing operations increased 7.8% to $0.55 per share from $0.51 per share in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $30,075,000 for the three months ended December 31, 2003 and $41,516,000 for the same period in 2002. Changes in working capital primarily account for the change between years.

Cash required for investing activities totaled $4,364,000 for the three months ended December 31, 2003, and provided $89,000 in the same period in 2002.

The Company anticipates that funds necessary for capital expenditures, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $26,722,000 during the three months ended December 31, 2003, and $34,021,000 in the prior year. Debt repayments and dividends were the primary uses of funds in the current year and prior year periods. Cash generated in the business has primarily been used for debt reduction in the current and prior year.

The Company entered into a five year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement were to fund acquisitions and to provide liquidity for other corporate purposes. Covenants under existing agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends.

Cash provided by discontinued operations totaling $4,490,000 in the prior year primarily represents net proceeds from the sale of businesses.

Cash and cash equivalents decreased $1,011,000 for the three months ended December 31, 2003 and increased $12,074,000 for the same period in 2002.

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

In January 2004, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in February 2004. The final extent of changes in current prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $1,250,000 based on floating rate debt outstanding at December 31, 2003, excluding MNI.

Interest rate risk in the Company’s investment portfolio is managed by investing only in securities with maturity at date of acquisition of 180 days or less. Only high-quality investments are considered.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,107,000, based on anticipated consumption in 2004, excluding MNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value that the Company expects to incur. The estimates do not consider favorable changes in market rates. The position included in the calculations is the Company’s fixed rate debt, which totals $150,200,000 at December 31, 2003.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 31, 2003 is approximately $5,715,000. There is no impact on operating results from such changes in interest rates.

Item 4. Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of December 31, 2003, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since December 31, 2003.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit 31      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32      Section 1350 Certifications

REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended December 31, 2003.

Date of Report	Item(s)	Disclosure(s)

November 12, 2003	9 and 12	Earnings for the three months and year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED
/s/ Carl G. Schmidt	DATE: February 9, 2004
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

b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report based on such evaluation; and

c)

disclosed in this Quarterly Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

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

Date: February 9, 2004

/s/ Mary E. Junck
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

b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report based on such evaluation; and

c)

disclosed in this Quarterly Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

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

Date: February 9, 2004

/s/Carl G. Schmidt
Carl G. Schmidt
Vice President, Chief Financial Officer, and Treasurer

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
Washington, DC 20549

Re: Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that to our knowledge:

(i)

this quarterly report on Form 10-Q for the period ended December 31, 2003 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii)

the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 9th day of February, 2004

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and	Vice President, Chief Financial Officer
Chief Executive Officer	and Treasurer

A signed original of this written statement required by Section 906 has been provided to Lee Enterprises, Incorporated and will be retained by Lee Enterprises, Incorporated and furnished to the Securities and Exchange Commission upon request.