Form 10-Q
period 2004-03-31
LEE ENTERPRISES INC
filed 2004-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware                                                      42-0823980
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
incorporation or organization)

201 N. Harrison Street, Suite 600, Davenport, Iowa  52801
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]
As of March 31, 2004, 36,415,720 shares of Common Stock and 8,564,916 shares of Class B Common Stock of the Registrant were outstanding.

                                                               LEE ENTERPRISES, INCORPORATED

TABLE OF CONTENTS			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income -	1
		Three months and six months ended March 31, 2004 and 2003

		Consolidated Balance Sheets -	2
		March 31, 2004 and September 30, 2003

		Consolidated Statements of Cash Flows -	3
		Six months ended March 31, 2004 and 2003

		Notes to Consolidated Financial Statements	4

	Item 2.	Management's Discussion and Analysis of	6
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	14
		Market Risk

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 5.	Submission of Matters to a Vote of Security
		Holders	15
	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			16

EXHIBITS	31	Rule 13a-14(a)/15d-14(a) Certifications

	32	Section 1350 Certifications

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31

(Thousands, except per common share data)	2004	2003	2004	2003

Operating revenue:
Advertising	$116,483	$109,260	$245,552	$232,996
Circulation	32,529	32,391	65,509	65,254
Other	11,332	10,639	22,267	21,334

	160,344	152,290	333,328	319,584

Operating expenses:
Compensation	68,974	66,239	137,358	133,492
Newsprint and ink	14,542	13,131	30,222	27,360
Depreciation	5,062	4,741	9,622	9,079
Amortization of intangible assets	6,909	6,697	13,665	13,452
Other operating expenses	38,056	35,877	76,074	72,925

	133,543	126,685	266,941	256,308

Operating income, before equity in net
income of associated companies	26,801	25,605	66,387	63,276
Equity in net income of associated companies	1,589	1,553	3,881	3,771

Operating income	28,390	27,158	70,268	67,047

Nonoperating income (expense), net:
Financial income	267	203	565	543
Financial expense	(3,398)	(4,270)	(6,934)	(8,960)
Other, net	(266)	(43)	(294)	(387)

	(3,397)	(4,110)	(6,663)	(8,804)

Income from continuing operations before income taxes	24,993	23,048	63,605	58,243
Income tax expense	8,721	8,446	22,936	21,288

Income from continuing operations	16,272	14,602	40,669	36,955

Discontinued operations:
Loss from discontinued operations, net of income tax
effect	(231)	22	(149)	146
Loss on disposition, net of income tax effect	(227)	-	(227)	(19)

	(458)	22	(376)	127

Net income	$15,814	$14,624	$40,293	$37,082

Earnings per common share:
Basic:
Continuing operations	$0.36	$0.33	$0.91	$0.84
Discontinued operations	$(0.01)	$-	$(0.01)	$-

Net income	$0.35	$0.33	$0.90	$0.84

Diluted:
Continuing operations	$0.36	$0.33	$0.90	$0.83
Discontinued operations	$(0.01)	$-	$(0.01)	$-

Net income	$0.35	$0.33	$0.90	$0.84

Dividends per common share	$0.18	$0.17	$0.36	$0.34

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	September 30
(Thousands, Except Per Common Share Data)	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$14,289	$11,064
Accounts receivable, net	58,135	58,050
Receivable from associated companies	-	1,500
Inventories	10,070	9,413
Assets of discontinued operations	-	25,203
Other	7,796	8,979

Total current assets	90,290	114,209

Investments	29,560	29,472
Property and equipment, net	197,891	198,117
Goodwill	620,090	606,411
Other intangible assets	467,303	469,484
Other	3,386	3,684

	$1,408,520	$1,421,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,600	$36,600
Accounts payable	19,745	19,790
Compensation and other accrued liabilities	30,627	33,007
Income taxes payable	8,804	16,553
Dividends payable	5,922	-
Liabilities of discontinued operations	-	8,675
Unearned revenue	29,560	27,291

Total current liabilities	106,258	141,916

Long-term debt, net of current maturities	252,000	268,600
Deferred items	212,667	207,884
Other	580	821

	571,505	619,221

Stockholders' equity:
Serial convertible preferred stock, no par value;	-	-
authorized 500 shares: none issued
Common Stock, $2 par value; authorized 60,000	72,832	70,994
shares; issued and outstanding:
March 31, 2004 36,416 shares;
September 30, 2003 35,497 shares
Class B Common Stock, $2 par value; authorized	17,130	18,248
30,000 shares; issued and outstanding:
March 31, 2004 8,565 shares;
September 30, 2003 9,124 shares
Additional paid-in capital	91,626	78,697
Unearned compensation	(5,347)	(2,457)
Retained earnings	660,774	636,674

	837,015	802,156

	$1,408,520	$1,421,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31

(Thousands)	2004	2003

Cash provided by operating activities:
Net income	$ 40,293	$ 37,082
Results of discontinued operations	(376)	127

Income from continuing operations	40,669	36,955
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23,287	22,531
Stock compensation expense	2,809	2,268
Distributions in excess of current earnings of associated companies	370	356
Other, net	(7,067)	4,004

Net cash provided by operating activities	60,068	66,114

Cash required for investing activities:
Purchases of property and equipment	(7,131)	(5,516)
Acquisitions, net	(4,232)	(457)
Proceeds from sales of assets	163	3,970
Other	(400)	(75)

Net cash required for investing activities	(11,600)	(2,078)

Cash required for financing activities:
Payments on notes payable	-	(3,000)
Proceeds from long-term debt	67,000	17,000
Payments on long-term debt	(108,600)	(66,100)
Cash dividends paid	(10,259)	(15,083)
Other	6,697	1,002

Net cash required for financing activities	(45,162)	(66,181)

Net cash provided by (required for) discontinued operations	(81)	5,144

Net increase in cash and cash equivalents	3,225	2,999
Cash and cash equivalents:
Beginning of period	11,064	14,381

End of period	$ 14,289	$ 17,380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1           Basis of Presentation

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2004 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2           Acquisitions and Divestitures

In January 2004, the Company purchased two specialty publications at a cost of $1,400,000. In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York and cash totaling $2,406,000 for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications. In March 2004, the Company purchased a specialty publication at a cost of $426,000. These acquisitions did not have a material effect on the Company’s operating results.

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements. Results of Freeport, Illinois and Corning, New York have been classified as discontinued operations for all periods presented.

Results from discontinued operations consists of the following:

Three Months Ended March 31			Six Months Ended March 31

(Thousands)	2004	2003	2004	2003

Operating revenue	$625	$2,209	$ 3,142	$ 4,751
Income from, and gain on sale of, discontinued
operations	2,207	36	2,340	208
Income tax expense	2,665	14	2,716	81

	$(458)	$22	$ (376)	$ 127

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate due primarily to nondeductible goodwill and basis differences in identified intangible assets associated with the February 2004 exchange transaction discussed above.

3           Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts it business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31

(Thousands)	2004	2003	2004	2003

Operating revenue	$ 27,993	$ 26,591	$ 58,408	$ 55,798
Operating expenses, excluding depreciation
and amortization	21,381	20,058	42,690	40,523
Depreciation and amortization	1,406	1,407	2,894	2,770
Operating income	5,206	5,126	12,824	12,505
Net income	3,178	3,106	7,762	7,542

Debt of MNI totaled $25,602,000 and $29,844,000 at March 31, 2004 and September 30, 2003, respectively.

In April 2004, the Company converted its notes receivable from CityXpress Corp to common stock. Beginning in the three months ending June 30, 2004, the Company will account for its investment in CityXpress Corp using the equity method of accounting.

4          Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Six Months Ended
(Thousands)	March 31, 2004

Goodwill, beginning of period, as previously
reported	$ 611,011
Goodwill included in assets of discontinued
operations	(4,600)
Goodwill, beginning of period	$ 606,411
Goodwill related to acquisitions	13,679

Goodwill, end of period, as reclassified	$ 620,090

Identified intangible assets related to continuing operations consist of the following:

	March 31	September 30
(Thousands)	2004	2003

Nonamortized intangible assets:
Mastheads	$ 25,527	$ 24,915
Amortizable intangible assets:
Noncompete covenants and consulting agreements	28,463	28,441
Less accumulated amortization	(25,264)	(24,168)

	3,199	4,273

Customer and newspaper subscriber lists	520,040	509,190
Less accumulated amortization	(81,463)	(68,894)

	438,577	440,296

	$ 467,303	$ 469,484

Annual amortization of intangible assets related to continuing operations for the five years ending March 2009 is estimated to be $26,408,000, $23,716,000, $23,186,000, $23,000,000 and $22,206,000, respectively.

5          Stock Ownership Plans

A summary of activity related to the Company’s stock option plan is as follows:

		Weight	ed
		Avera	ge
(Thousands, Except Per Common Share Data)	Shares	Exercise	Price

Outstanding at September 30, 2003	1,177	$ 30.39
Granted	189	43.22
Exercised	(283)	26.87
Cancelled	(12)	35.79

Outstanding at March 31, 2004	1,071	$ 33.53

Options to purchase 1,289,300 shares of common stock with a weighted average exercise price of $29.98 per share were outstanding at March 31, 2003.

6          Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7          Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	March 31		March 31

(Thousands, Except Per Common Share Data)	2004	2003	2004	2003

Income (loss) applicable to common stock:
Continuing operations	$16,272	$ 14,602	$ 40,669	$ 36,955
Discontinued operations	(458)	22	(376)	127

Net income	$15,814	$ 14,624	$ 40,293	$ 37,082

Weighted average common shares	44,968	44,423	44,873	44,397
Less non-vested restricted stock	226	166	215	158

Basic average common shares	44,742	44,257	44,658	44,239
Dilutive stock options and restricted stock	308	148	287	140

Diluted average common shares	45,050	44,405	44,945	44,379

Earnings per common share:
Basic:
Continuing operations	$0.36	$ 0.33	$ 0.91	$ 0.84
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.35	$ 0.33	$ 0.90	$ 0.84

Diluted:
Continuing operations	$0.36	$ 0.33	$ 0.90	$ 0.83
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.35	$ 0.33	$ 0.90	$ 0.84

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and six months ended March 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2003 Annual Report on Form 10-K.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

		Three Months Ended	Six Months Ended
		March 31	March 31

(Thousands)	2004	2003	2004	2003

Operating cash flow	$38,772	$ 37,043	$ 89,674	$ 85,807
Depreciation and amortization	11,971	11,438	23,287	22,531

Operating income, before equity in net
income of associated companies	26,801	25,605	66,387	63,276
Equity in net income of associated companies	1,589	1,553	3,881	3,771

Operating income	$28,390	$ 27,158	$ 70,268	$ 67,047

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

EXECUTIVE SUMMARY

The Company directly, and through its ownership of associated companies, publishes 44 daily newspapers in 19 states and approximately 200 weekly, classified and specialty publications, along with associated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

The Company is focused on five key strategic priorities. They are to:

      •     Grow revenue creatively and rapidly;
      •     Improve readership and circulation;
      •     Emphasize strong local news;
      •     Build the Company’s online future; and
      •     Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

In April 2002, the Company acquired ownership of 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with daily circulation of 30,000 or more. In July 2002, the Company acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75 percent, to 1.1 million daily and 1.2 million on Sunday, and increased its revenue by nearly 50 percent. In February 2004, two daily newspapers acquired in the Howard acquisition were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada.

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

Results for the three months and six months ended March 31, 2004 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment both of which positively influence advertising revenue.

THREE MONTHS ENDED MARCH 31, 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

Three Months Ended
March 31	Percent Change

(Thousands, Except Per Common Share Data)	2004	2003	Tota	l	Same	Property

Advertising revenue:
Retail	$62,571	$60,352	3.7%	2.9%
National	4,595	3,754	22.4	21.4
Classified:
Daily newspapers:
Employment	10,515	9,192	14.4	14.2
Automotive	9,445	9,620	(1.8)	(1.8)
Real estate	8,287	7,573	9.4	9.3
All other	6,443	6,130	5.1	3.6
Other publications	8,919	8,336	7.0	5.0

Total classified	43,609	40,851	6.8	6.0
Niche publications	3,018	2,411	25.2	25.2
Online	2,690	1,892	42.2	41.6

Total advertising revenue	116,483	109,260	6.6	5.9

Circulation	32,529	32,391	0.4	(0.1)
Commercial printing	4,777	4,404	8.5	6.5
Online services and other	6,555	6,235	5.1	5.0

160,344	152,290	5.3	4.6

Compensation	68,974	66,239	4.1	3.2
Newsprint and ink	14,542	13,131	10.7	9.7
Other operating expenses	38,056	35,877	6.1	6.0

121,572	115,247	5.5	4.9

Operating cash flow	38,772	37,043	4.7	3.8
Depreciation and amortization	11,971	11,438	4.7	2.4

Operating income, before equity in net
income of associated companies	26,801	25,605	4.7	4.3
Equity in net income of associated
companies	1,589	1,553	2.3	N	A

Operating income	28,390	27,158	4.5	N	A
Non-operating expense, net	(3,397)	(4,110)	(17.3)	N	A

Income from continuing operations
before income taxes	24,993	23,048	8.4	N	A
Income tax expense	8,721	8,446	3.3	N	A

Income from continuing operations	$16,272	$14,602	11.4%	N	A

Earnings per common share:
Basic	$0.36	$0.33	9.1%	N	A
Diluted	0.36	0.33	9.1	N	A

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The quarter ended March 31, 2004 had the same number of Sundays as the same period last year.

In total, acquisitions accounted for $1,079,000 of revenue and $907,000 of operating expenses other than depreciation and amortization in the three months ended March 31, 2004.

Advertising Revenue

For the quarter ended March 31, 2004, total same property revenue increased $6,975,000, or 4.6%, and total same property advertising revenue increased $6,418,000 or 5.9%. Same property retail revenue increased $1,753,000 or 2.9%. Same property average retail rate, excluding preprint insertions, increased 1.0%. Same property preprint insertion revenue increased 4.7%.

Same property classified advertising revenue increased 6.0% for the quarter ended March 31, 2004. Higher margin employment advertising at the daily newspapers increased 14.2% on a same property basis, the second consecutive quarterly increase, and same property real estate classified revenue increased 9.3%. Same property automotive classified advertising decreased 1.8%. Same property average classified rates increased 3.1%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Three Months Ended
	March 31

(Thousands of Inches)	2004 2003		Percent Change

Retail	2,291	2,249	1.9%
National	140	109	28.4
Classified	2,571	2,506	2.6

	5,002	4,864	2.8%

Advertising in niche publications increased 25.2% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 41.6% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company, and have been experiencing higher rates of growth.

Circulation and Other Revenue

Same property circulation revenue decreased $44,000 or 0.1%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, increased 0.2% and Sunday circulation increased 0.6% for the three months ended March 2004, compared to the prior year quarter. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue increased $288,000 or 6.5%. Same property online services and other revenue increased $313,000 or 5.0%.

Operating Expenses and Results of Operations

Same property compensation expense increased $1,977,000 or 3.2%, in the current year quarter. Same property full-time equivalent employees decreased 1.1% year over year, offsetting normal salary increases and higher medical costs. Same property newsprint and ink costs increased $1,280,000 or 9.7%, in the current year quarter due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 2.7%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $2,018,000 or 6.0%, in the current year quarter. A $550,000 accrual for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002 increased this category of costs in the current year quarter. Costs of new niche publications and to increase circulation also contributed to the growth in costs. Depreciation and amortization expense increased $268,000, or 2.4% on a same property basis.

Operating cash flow improved 4.7% to $38,772,000 in the current year quarter from $37,043,000 in the prior year. Operating cash flow margin decreased to 24.2% from 24.3% in the prior year. Same property operating cash flow increased 3.8%. Equity in net income of associated companies increased to $1,589,000 in the current year quarter from $1,553,000 in the prior year quarter. Operating income increased 4.5% to $28,390,000. Operating income margin decreased slightly to 17.7% from 17.8%.

Nonoperating Income and Expense

Financial expense decreased $872,000 due primarily to debt reduction from operating cash flow.

Overall Results

The Company’s effective income tax rate declined to 34.9% from 36.6% in the prior year quarter due primarily to favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations increased 9.1% to $0.36 per share from $0.33 per share in the prior year quarter.

SIX MONTHS ENDED MARCH 31, 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

Six Months Ended
March 31	Percent Change

(Thousands, Except Per Common Share Data)	2004	2003	Tota	l	Same	Property

Advertising revenue:
Retail	$140,108	$135,591	3.3%	3.0%
National	9,281	7,809	18.9	18.4
Classified:
Daily newspapers:
Employment	19,541	17,898	9.2	9.1
Automotive	19,381	19,745	(1.8)	(1.9)
Real estate	16,493	14,794	11.5	11.4
All other	13,249	12,891	2.8	2.1
Other publications	17,401	16,652	4.5	3.5

Total classified	86,065	81,980	5.0	4.6
Niche publications	5,113	3,997	27.9	27.9
Online	4,985	3,619	37.7	37.4

Total advertising revenue	245,552	232,996	5.4	5.0

Circulation	65,509	65,254	0.4	0.1
Commercial printing	9,502	9,374	1.4	0.5
Online services and other	12,765	11,960	6.7	6.7

333,328	319,584	4.3	4.0

Compensation	137,358	133,492	2.9	3.1
Newsprint and ink	30,222	27,360	10.5	9.4
Other operating expenses	76,074	72,925	4.3	4.2

243,654	233,777	4.2	4.2

Operating cash flow	89,674	85,807	4.5	3.3
Depreciation and amortization	23,287	22,531	3.4	1.8

Operating income, before equity in net
income of associated companies	66,387	63,276	4.9	3.8
Equity in net income of associated
companies	3,881	3,771	2.9	N	A

Operating income	70,268	67,047	4.8	N	A
Non-operating expense, net	(6,663)	(8,804)	(24.3)	N	A

Income from continuing operations
before income taxes	63,605	58,243	9.2	N	A
Income tax expense	22,936	21,288	7.7	N	A

Income from continuing operations	$40,669	$36,955	10.1%	N	A

Earnings per common share:
Basic	$0.91	$0.84	8.3%	N	A
Diluted	0.90	0.83	8.4	N	A

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The six month period ended March 31, 2004 had the same number of Sundays as the same period last year.

In total, acquisitions accounted for $1,079,000 of revenue and $907,000 of operating expenses other than depreciation and amortization in the six months ended March 31, 2004.

Advertising Revenue

For the six months ended March 31, 2004, total same property revenue increased $12,665,000, or 4.0%, and total same property advertising revenue increased $11,750,000 or 5.0%. Same property retail revenue increased $4,050,000 or 3.0%. Same property average retail rate, excluding preprint insertions, increased 2.5%. Same property preprint insertion revenue increased 5.1%.

Same property classified advertising revenue increased 4.6% for the six month period ended March 31, 2004. Higher margin employment advertising at the daily newspapers increased 9.1% on a same property basis, and same property real estate classified revenue increased 11.4%. Same property automotive classified advertising decreased 1.9%. Same property average classified rates increased 1.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Six Months Ended
	March 31

(Thousands of Inches)	2004 2003		Percent Change

Retail	5,174	5,210	(0	.7)%
National	271	232	16.8
Classified	5,274	5,109	3.2

	10,719	10,551	1.6%

Advertising in niche publications increased 27.9% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 37.4% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company, and have been experiencing higher rates of growth.

Circulation and Other Revenue

Same property circulation revenue increased $73,000 or 0.1%, in the current year six month period. The Company’s total average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations was essentially unchanged and Sunday circulation increased 0.5% for the six months ended March 2004, compared to the prior year. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue increased $43,000 or 0.5%. Same property online services and other revenue increased $799,000 or 6.7%.

Operating Expenses and Results of Operations

Same property compensation expense increased $3,830,000 or 3.1%, in the current year six month period. Same property full-time equivalent employees decreased 1.3% year over year, offsetting normal salary increases and higher medical costs. Same property newsprint and ink costs increased $2,573,000 or 9.4%, in the current year six month period due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 2.0%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $2,944,000 or 4.2%, in the current year six month period. A $550,000 accrual for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002 increased this category of costs in the current year six month period. Costs of new niche publications and to increase circulation also contributed to the growth in costs. Depreciation and amortization expense increased $395,000, or 1.8% on a same property basis.

Operating cash flow improved 4.5% to $89,674,000 in the current year six month period from $85,807,000 in the prior year. Operating cash flow margin increased to 26.9% from 26.8% in the prior year. Same property operating cash flow increased 3.3%. Equity in net income of associated companies increased to $3,881,000 in the current year six month period from $3,771,000 in the prior year. Operating income increased 4.8% to $70,268,000. Operating income margin increased to 21.1% from 21.0%.

Nonoperating Income and Expense

Financial expense decreased $2,026,000 primarily due to debt reduction from operating cash flow.

Overall Results

The Company’s effective income tax rate declined to 36.1% from 36.6% in the prior year due primarily to favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations increased 8.4% to $0.90 per share from $0.83 per share in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $60,068,000 for the six months ended March 31, 2004 and $66,114,000 for the same period in 2003. Increased income from continuing operations was more than offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $11,600,000 for the six months ended March 31, 2004, and $2,078,000 in the same period in 2003. Increased capital expenditures, additional funds required for acquisitions and lower proceeds from the sale of assets account for the change between years.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $45,162,000 during the six months ended March 31, 2004, and $66,181,000 in the prior year. Net debt repayments totaling $41,600,000 and dividends were the primary uses of funds in the current year and prior year periods. The Company’s cash dividend payments have been influenced primarily by timing.

Cash required by discontinued operations totaling $81,000 in the current year primarily reflects the operating cash flow of businesses sold. Cash provided for discontinued operations totaled $5,144,000 during the six months ended March 31, 2003 and primarily reflects net proceeds from the sale of businesses.

Cash and cash equivalents increased $3,225,000 for the six months ended March 31, 2004 and $2,999,000 for the same period in 2003.

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

In January 2004, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in February 2004. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $1,500,000, based on floating rate debt outstanding at March 31, 2004, excluding MNI.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed-rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed-rate debt, which totals $113,600,000 at March 31, 2004.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 31, 2004 is approximately $5,572,000. There is no impact on reported results from such changes in interest rates.

Item 4.       Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of March 31, 2004, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since March 31, 2004.

PART II OTHER INFORMATION

Item 5.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on January 21, 2004. Mary E. Junck, Andrew E. Newman, and Gordon D. Prichett were elected as directors for three-year terms expiring at the 2007 annual meeting.

Votes were cast, all by proxy, for nominees for director as follows:

	For	Withheld

Mary E. Junck	101,476,356	650,724
Andrew E. Newman	99,599,696	2,527,384
Gordon D. Prichett	99,980,602	2,146,478

The Annual Incentive Bonus Program was also approved and requires that all bonuses paid to key executives under the plan be performance-based. Votes were 98,284,230 for the Annual Incentive Bonus Program and $3,435,465 against it, with 407,385 votes abstaining.

Item 6.       Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit 10     Lee Enterprises, Incorporated Annual Incentive Bonus Program approved by the Shareholders of the Company on January 21, 2004 (Exhibit B to Schedule 14A Definitive Proxy Statement for 2004).

Exhibit 31     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32     Section 1350 Certification

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2004.

Date of Report	Item(s)	Disclosure(s)

January 16, 2004	5	The Company announced it had entered into an agreement to exchange its
		daily newspapers in Corning, New York and Freeport, Illinois for two daily
		newspapers and eight weekly and specialty papers in Nevada and Idaho.
January 20, 2004	9 and 12	Earnings for the three months ended December 31, 2003.
March 11, 2004	9	Revenue statistics for the month of February 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED
/s/ Carl G. Schmidt	DATE: May 10, 2004
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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting

Date: May 10, 2004

/s/ Mary E. Junck
Mary E. Junck
Chairman, President and Chief Executive Officer

Exhibit 31

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting

Date: May 10, 2004

/s/Carl G. Schmidt
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer

Exhibit 32

The following statement is being furnished to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.

Securities and Exchange Commission450
Fifth Street, NW

Washington, DC 20549

Re: Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that to our knowledge:

(i)

this quarterly report on Form 10-Q for the period ended March 31, 2004 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii)

the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 10th day of May, 2004

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