Form 10-Q
period 2004-08-09
LEE ENTERPRISES INC
filed 2004-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]
As of June 30, 2004, 36,641,955 shares of Common Stock and 8,526,240 shares of Class B Common Stock of the Registrant were outstanding.

                                                               LEE ENTERPRISES, INCORPORATED

TABLE OF CONTENTS			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income -	1
		Three months and nine months ended June 30, 2004 and 2003

		Consolidated Balance Sheets -	2
		June 30, 2004 and September 30, 2003

		Consolidated Statements of Cash Flows -	3
		Nine months ended June 30, 2004 and 2003

		Notes to Consolidated Financial Statements	4

	Item 2.	Management's Discussion and Analysis of	7
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	15
		Market Risk

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 2(e).	Issuer Purchases of Equity Securities	16

	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			16

EXHIBITS	31	Rule 13a-14(a)/15d-14(a) Certifications

	32	Section 1350 Certifications

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30

(Thousands, Except Per Common Share Data)	2004	2003	2004	2003

Operating revenue:
Advertising	$131,377	$121,890	$376,929	$354,886
Circulation	32,363	32,312	97,872	97,566
Other	12,226	10,762	34,493	32,096

	175,966	164,964	509,294	484,548

Operating expenses:
Compensation	68,838	66,649	206,196	200,141
Newsprint and ink	16,334	14,912	46,556	42,272
Depreciation	5,179	4,418	14,801	13,497
Amortization of intangible assets	6,855	6,758	20,520	20,210
Other operating expenses	40,097	36,203	116,171	109,128

	137,303	128,940	404,244	385,248

Operating income, before equity in net
income of associated companies	38,663	36,024	105,050	99,300
Equity in net income of associated companies	2,209	1,962	6,090	5,733

Operating income	40,872	37,986	111,140	105,033

Nonoperating income (expense), net:
Financial income	243	373	808	916
Financial expense	(2,867)	(4,072)	(9,801)	(13,032)
Other, net	-	(408)	(294)	(795)

	(2,624)	(4,107)	(9,287)	(12,911)

Income from continuing operations before income taxes	38,248	33,879	101,853	92,122
Income tax expense	13,696	12,475	36,632	33,763

Income from continuing operations	24,552	21,404	65,221	58,359

Discontinued operations:
Income (expense) from discontinued operations, net
of income tax effect	-	54	(149)	200
Loss on disposition, net of income tax effect	(88)	-	(315)	(19)

	(88)	54	(464)	181

Net income	$24,464	$21,458	$64,757	$58,540

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.48	$1.46	$1.32
Discontinued operations	-	-	(0.01)	-

Net income	$0.55	$0.48	$1.45	$1.32

Diluted:
Continuing operations	$0.54	$0.48	$1.45	$1.31
Discontinued operations	-	-	(0.01)	-

Net income	$0.54	$0.48	$1.44	$1.32

Dividends per common share	$0.18	$0.17	$0.54	$0.51

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	September 30
(Thousands, Except Per Common Share Data)	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$8,251	$11,064
Accounts receivable, net	62,113	58,050
Receivable from associated companies	-	1,500
Inventories	10,111	9,413
Assets of discontinued operations	-	25,203
Other	9,540	8,979

Total current assets	90,015	114,209

Investments	32,203	29,472
Property and equipment, net	197,599	198,117
Goodwill	620,101	606,411
Other intangible assets	460,748	469,484
Other	1,717	3,684

	$1,402,383	$1,421,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,600	$36,600
Accounts payable	19,315	19,790
Compensation and other accrued liabilities	32,675	33,007
Income taxes payable	7,061	16,553
Dividends payable	6,033	-
Liabilities of discontinued operations	-	8,675
Unearned revenue	28,906	27,291

Total current liabilities	105,590	141,916

Long-term debt, net of current maturities	223,000	268,600
Deferred items	213,161	207,884
Other	496	821

	542,247	619,221

Stockholder' equity:
Serial convertible preferred stock, no par value;	-	-
authorized 500 shares: none issued
Common Stock, $2 par value; authorized 60,000	73,284	70,994
shares; issued and outstanding:
June 30, 2004 36,642 shares;
September 30, 2003 35,497 shares
Class B Common Stock, $2 par value; authorized	17,052	18,248
30,000 shares; issued and outstanding:
June 30, 2004 8,526 shares;
September 30, 2003 9,124 shares
Additional paid-in capital	97,847	78,697
Unearned compensation	(4,656)	(2,457)
Retained earnings	676,609	636,674

	860,136	802,156

	$1,402,383	$1,421,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30

(Thousands)	2004	2003

Cash provided by operating activities:
Net income	$64,757	$58,540
Results of discontinued operations	(464)	181

Income from continuing operations	65,221	58,359
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	35,321	33,707
Stock compensation expense	4,357	3,447
Distributions less than current earnings of associated companies	(276)	(108)
Other, net	(12,125)	5,693

Net cash provided by operating activities	92,498	101,098

Cash required for investing activities:
Purchases of property and equipment	(13,591)	(8,403)
Acquisitions, net	(4,543)	(482)
Proceeds from sales of assets	1,145	4,435
Other	(116)	(75)

Net cash required for investing activities	(17,105)	(4,525)

Cash required for financing activities:
Payments on notes payable	-	(3,000)
Proceeds from long-term debt	78,000	26,000
Payments on long-term debt	(148,600)	(101,100)
Common stock transactions	10,884	5,090
Cash dividends paid	(18,277)	(22,635)

Net cash required for financing activities	(77,993)	(95,645)

Net cash provided by (required for) discontinued operations	(213)	5,651

Net increase (decrease) in cash and cash equivalents	(2,813)	6,579
Cash and cash equivalents:
Beginning of period	11,064	14,381

End of period	$8,251	$20,960

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1   Basis of Presentation

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2004 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2   Acquisitions and Divestitures

In January 2004, the Company purchased two specialty publications at a cost of $1,400,000. In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York and cash totaling $2,406,000 for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications. In March 2004, the Company purchased a specialty publication at a cost of $426,000. In June 2004, the Company purchased a specialty publication at a cost of $300,000. These acquisitions did not have a material effect on the Company’s Consolidated Financial Statements.

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements. Results of Freeport, Illinois and Corning, New York have been classified as discontinued operations for all periods presented.

Results from discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	June 30		June 30

(Thousands)	2004	2003	2004	2003

Operating revenue	$-	$2,410	$3,142	$7,161
Income (expense) from, and gain (loss)
on sale of, discontinued operations	(143)	91	2,196	299
Income tax expense (benefit)	(55)	37	2,660	118

	$(88)	$54	$(464)	$181

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate due primarily to nondeductible goodwill and basis differences in identified intangible assets associated with the February 2004 exchange transaction described above.

In July 2004, the Company purchased a specialty publication at a cost of $4,500,000.

3   Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended		Nine Months Ended
		June 30	June 30

(Thousands)	2004	2003	2004	2003

Operating revenue	$29,575	$28,794	$87,983	$84,592
Operating expenses, excluding depreciation
and amortization	21,101	20,813	63,791	61,336
Depreciation and amortization	1,192	1,473	4,086	4,243
Operating income	7,282	6,508	20,106	19,013
Net income	4,418	3,924	12,180	11,466

Debt of MNI totaled $21,600,000 and $29,844,000 at June 30, 2004 and September 30, 2003, respectively.

In April 2004, the Company converted its notes receivable from CityXpress Corp (CityXpress) to common stock. The Company has a 36% ownership interest in CityXpress. The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

4   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

Nine Months Ended
(Thousands)	June 30, 2004

Goodwill, beginning of period, as previously
reported	$ 611,011
Goodwill included in assets of discontinued
operations	(4,600)
Goodwill, beginning of period, as reclassified	606,411
Goodwill related to acquisitions	13,690

Goodwill, end of period	$ 620,101

Identified intangible assets related to continuing operations consist of the following:

	June 30	September 30
(Thousands)	2004	2003

Nonamortized intangible assets:
Mastheads	$25,527	$ 24,915
Amortizable intangible assets:
Noncompete covenants and consulting agreements	28,460	28,441
Less accumulated amortization	(25,814)	(24,168)

	2,646	4,273

Customer and newspaper subscriber lists	520,343	509,190
Less accumulated amortization	(87,768)	(68,894)

	432,575	440,296

	$460,748	$ 469,484

Annual amortization of intangible assets related to continuing operations for the five years ending June 2009 is estimated to be $25,818,000, $23,211,000, $23,175,000, $22,845,000 and $22,094,000, respectively.

5   Stock Ownership Plans

A summary of activity related to the Company’s stock option plan is as follows:

		Weight	ed
		Avera	ge
(Thousands, Except Per Common Share Data)	Shares	Exercise	Price

Outstanding at September 30, 2003	1,177	$ 30.39
Granted	245	44.25
Exercised	(430)	27.46
Cancelled	(13)	35.88

Outstanding at June 30, 2004	979	$ 35.07

Options to purchase 1,215,000 shares of common stock with a weighted average exercise price of $30.31 per share were outstanding at June 30, 2003.

6   Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

		Three Months Ended	Nine Months Ended
		June 30	June 30

(Thousands, Except Per Common Share Data)	2004	2003	2004	2003

Income (loss) applicable to common stock:
Continuing operations	$24,552	$21,404	$65,221	$58,359
Discontinued operations	(88)	54	(464)	181

Net income	$24,464	$21,458	$64,757	$58,540

Weighted average common shares	45,107	44,517	44,950	44,437
Less non-vested restricted stock	223	166	217	160

Basic average common shares	44,884	44,351	44,733	44,277
Dilutive stock options and restricted stock	321	223	299	167

Diluted average common shares	45,205	44,574	45,032	44,444

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.48	$1.46	$1.32
Discontinued operations	-	-	(0.01)	-

Net income	$0.55	$0.48	$1.45	$1.32

Diluted:
Continuing operations	$0.54	$0.48	$1.45	$1.31
Discontinued operations	-	-	(0.01)	-

Net income	$0.54	$0.48	$1.44	$1.32

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and nine months ended June 30, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2003 Annual Report on Form 10-K.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

	Three Months Ended		Nine Months Ended
		June 30	June 30

(Thousands)	2004	2003	2004	2003

Operating cash flow	$50,697	$47,200	$140,371	$133,007
Depreciation and amortization	12,034	11,176	35,321	33,707

Operating income, before equity in net
income of associated companies	38,663	36,024	105,050	99,300
Equity in net income of associated companies	2,209	1,962	6,090	5,733

Operating income	$40,872	$37,986	$111,140	$105,033

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

The Company is focused on five key strategic priorities. They are to:

      •     Grow revenue creatively and rapidly;
      •     Improve readership and circulation;
      •     Emphasize strong local news;
      •     Drive the Company’s online strength; and
      •     Exercise careful cost controls.

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

Results for the three months and nine months ended June 30, 2004 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment, both of which positively influenced advertising revenue.

THREE MONTHS ENDED JUNE 30, 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

Three Months Ended
June 30	Percent Change

(Thousands, Except Per Common Share Data)	2004	2003	Tota	l	Same	Property

Advertising revenue:
Retail	$71,207	$68,408	4.1%	3.1%
National	4,541	3,943	15.2	13.3
Classified:
Daily newspapers:
Employment	11,889	9,697	22.6	21.9
Automotive	10,165	10,465	(2.9)	(3.0)
Real estate	8,975	8,200	9.5	9.1
All other	8,709	7,781	11.9	10.2
Other publications	9,773	8,936	9.4	5.9

Total classified	49,511	45,079	9.8	8.6
Niche publications	3,114	2,225	40.0	38.5
Online	3,004	2,235	34.4	33.9

Total advertising revenue	131,377	121,890	7.8	6.6

Circulation	32,363	32,312	0.2	(0.6)
Commercial printing	5,301	4,840	9.5	7.1
Online services and other	6,925	5,922	16.9	16.8

Total operating revenue	175,966	164,964	6.7	5.6

Compensation	68,838	66,649	3.3	4.0
Newsprint and ink	16,334	14,912	9.5	10.0
Other operating expenses	40,097	36,203	10.8	8.2

125,269	117,764	6.4	6.1

Operating cash flow	50,697	47,200	7.4	4.7
Depreciation and amortization	12,034	11,176	7.7	4.4

Operating income, before equity in net
income of associated companies	38,663	36,024	7.3	4.8
Equity in net income of associated
companies	2,209	1,962	12.6	N	A

Operating income	40,872	37,986	7.6	N	A
Non-operating expense, net	(2,624)	(4,107)	(36.1)	N	A

Income from continuing operations before
income taxes	38,248	33,879	12.9	N	A
Income tax expense	13,696	12,475	9.8	N	A

Income from continuing operations	$24,552	$21,404	14.7%	N	A

Earnings per common share:
Basic	$0.55	$0.48	14.6%	N	A
Diluted	0.54	0.48	12.5	N	A

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The quarter ended June 30, 2004 had the same number of Sundays as the prior year quarter.

In total, acquisitions accounted for $1,739,000 of revenue and $1,498,000 of operating expenses other than depreciation and amortization in the three months ended June 30, 2004.

Advertising Revenue

For the quarter ended June 30, 2004, total same property revenue increased $9,263,000, or 5.6%, and total same property advertising revenue increased $8,104,000 or 6.6%. Same property retail revenue increased $2,087,000 or 3.1%. Same property average retail rate, excluding preprint insertions, increased 2.5%. Preprint insertion revenue increased 2.0%.

Same property classified advertising revenue increased 8.6% for the quarter ended June 30, 2004. Higher margin employment advertising at the daily newspapers increased 21.9% on a same property basis, the third consecutive quarterly increase, and same property real estate classified revenue increased 9.1%. Same property automotive classified advertising decreased 3.0%. Same property average classified rates increased 5.3%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Three Months Ended
	June 30

(Thousands Of Inches)	2004 2003		Percent Change

Retail	2,564	2,502	2.5%
National	141	123	14.6
Classified	2,995	2,871	4.3

	5,700	5,496	3.7%

Advertising in niche publications increased 38.5% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 33.9% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. These categories are a strategic focus for the Company, and have been experiencing higher rates of growth.

Circulation and Other Revenue

Same property circulation revenue decreased $183,000, or 0.6%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, decreased 0.2% and Sunday circulation increased 0.8% for the three months ended June 2004, compared to the prior year quarter. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue increased $346,000, or 7.1%. Same property online services and other revenue increased $996,000, or 16.8%.

Operating Expenses and Results of Operations

Same property compensation expense increased $2,453,000, or 4.0%, in the current year quarter. Same property full-time equivalent employees decreased 1.1% year over year, offsetting normal salary increases, higher incentive compensation from increasing revenue and overtime. Same property newsprint and ink costs increased $1,455,000, or 10.0%, in the current year quarter due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 1.7%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $2,825,000, or 8.2%, in the current year quarter. Costs of new niche publications and expenses to increase circulation using sources other than telemarketing contributed to the growth in other operating expenses. Depreciation and amortization expense increased $483,000, or 4.4% on a same property basis.

Operating cash flow improved 7.4% to $50,697,000 the current year quarter from $47,200,000 in the prior year. Operating cash flow margin increased to 28.8% from 28.6% in the prior year. Same property operating cash flow increased 4.7%. Equity in net income of associated companies increased to $2,209,000 in the current year quarter from $1,962,000 in the prior year quarter. Operating income increased 7.6% to $40,872,000. Operating income margin increased to 23.2% from 23.0%.

Nonoperating Income and Expense

Financial expense decreased $1,205,000 due primarily to debt reduction from operating cash flow.

Overall Results

The Company’s effective income tax rate declined to 35.8% from 36.8% in the prior year quarter due primarily to the favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations increased 12.5% to $0.54 per share from $0.48 per share in the prior year quarter.

NINE MONTHS ENDED JUNE 30, 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

Nine Months Ended
June 30	Percent Change

(Thousands, Except Per Common Share Data)	2004	2003	Tota	l	Same	Property

Advertising revenue:
Retail	$211,315	$203,999	3.6%	3.0%
National	13,822	11,752	17.6	16.7
Classified:
Daily newspapers:
Employment	31,430	27,595	13.9	13.6
Automotive	29,546	30,210	(2.2)	(2.2)
Real estate	25,468	22,994	10.8	10.6
All other	21,958	20,672	6.2	5.1
Other publications	27,174	25,588	6.2	4.3

Total classified	135,576	127,059	6.7	6.0
Niche publications	8,227	6,222	32.2	31.7
Online	7,989	5,854	36.5	36.1

Total advertising revenue	376,929	354,886	6.2	5.6

Circulation	97,872	97,566	0.3	(0.1)
Commercial printing	14,803	14,214	4.1	2.7
Online services and other	19,690	17,882	10.1	10.0

Total operating revenue	509,294	484,548	5.1	4.5

Compensation	206,196	200,141	3.0	3.4
Newsprint and ink	46,556	42,272	10.1	9.6
Other operating expenses	116,171	109,128	6.5	5.6

368,923	351,541	4.9	4.9

Operating cash flow	140,371	133,007	5.5	3.8
Depreciation and amortization	35,321	33,707	4.8	2.7

Operating income, before equity in net
income of associated companies	105,050	99,300	5.8	4.1
Equity in net income of associated
companies	6,090	5,733	6.2	N	A

Operating income	111,140	105,033	5.8	N	A
Non-operating expense, net	(9,287)	(12,911)	(28.1)	N	A

Income from continuing operations before
income taxes	101,853	92,122	10.6	N	A
Income tax expense	36,632	33,763	8.5	N	A

Income from continuing operations	$65,221	$58,359	11.8%	N	A

Earnings per common share:
Basic	$1.46	$1.32	10.6%	N	A
Diluted	1.45	1.31	10.7	N	A

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The nine month period ended June 30, 2004 had the same number of Sundays as the same period in the prior year.

In total, acquisitions accounted for $2,818,000 of revenue and $2,405,000 of operating expenses other than depreciation and amortization in the nine months ended June 30, 2004.

Advertising Revenue

For the nine months ended June 30, 2004, total same property revenue increased $21,928,000, or 4.5%, and total same property advertising revenue increased $19,854,000, or 5.6%. Same property retail revenue increased $6,137,000, or 3.0%. Same property average retail rate, excluding preprint insertions, increased 2.5%. Preprint insertion revenue increased 4.3%.

Same property classified advertising revenue increased 6.0% for the nine month period ended June 30, 2004. Higher margin employment advertising at the daily newspapers increased 13.6% on a same property basis, and same property real estate classified revenue increased 10.6%. Same property automotive classified advertising decreased 2.2%. Same property average classified rates increased 2.8%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Nine Months Ended
	June 30

(Thousands Of Inches)	2004 2003		Percent Change

Retail	7,738	7,712	0.3%
National	412	355	16.1
Classified	8,269	7,980	3.6

	16,419	16,047	2.3%

Advertising in niche publications increased 31.7% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 36.1% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company, and have been experiencing higher rates of growth.

Circulation and Other Revenue

Same property circulation revenue decreased $110,000, or 0.1%, in the current year nine month period. The Company’s unaudited average daily newspaper circulation units, including MNI, were essentially unchanged and Sunday circulation increased 0.6% for the nine months ended June 2004, compared to the prior year. The Company remains focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue increased $389,000, or 2.7%. Same property online services and other revenue increased $1,795,000, or 10.0%.

Operating Expenses and Results of Operations

Same property compensation expense increased $6,283,000, or 3.4%, in the current year nine month period. Same property full-time equivalent employees decreased 1.3% year over year, offsetting normal salary increases. Same property newsprint and ink costs increased $4,027,000, or 9.6%, in the current year nine month period due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 1.9%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $5,768,000, or 5.6%, in the current year nine month period. A $550,000 accrual for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002 increased this category of costs in the current year nine month period. Costs of new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs. Depreciation and amortization expense increased $878,000, or 2.7% on a same property basis.

Operating cash flow improved 5.5% to $140,371,000 in the current year nine month period from $133,007,000 in the prior year. Operating cash flow margin increased to 27.6% from 27.4% in the prior year. Same property operating cash flow increased 3.8%. Equity in net income of associated companies increased to $6,090,000 in the current year nine month period from $5,733,000 in the prior year. Operating income increased 5.8% to $111,140,000. Operating income margin increased to 21.8% from 21.7%.

Nonoperating Income and Expense

Financial expense decreased $3,231,000 primarily due to debt reduction from operating cash flow.

Overall Results

The Company’s effective income tax rate declined to 36.0% from 36.7% in the prior year due primarily to favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations increased 10.7% to $1.45 per share from $1.31 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $92,498,000 for the nine months ended June 30, 2004 and $101,098,000 for the same period in 2003. Increased income from continuing operations was more than offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $17,105,000 for the nine months ended June 30, 2004, and $4,525,000 in the same period in 2003. Increased capital expenditures, additional funds required for acquisitions and lower proceeds from the sale of assets account for the change between years.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $77,993,000 during the nine months ended June 30, 2004, and $95,645,000 in the prior year. Net debt repayments totaling $70,600,000 and $75,100,000 and dividends were the primary uses of funds in the current year and prior year periods, respectively. The Company’s cash dividend payments have been influenced primarily by timing.

Cash required by discontinued operations totaling $213,000 in the current year primarily reflects the operating cash flow of businesses sold. Cash provided for discontinued operations totaled $5,651,000 during the nine months ended June 30, 2003 and primarily reflects net proceeds from the sale of businesses.

Cash and cash equivalents decreased $2,813,000 for the nine months ended June 30, 2004 and increased $6,579,000 for the same period in 2003.

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

In July 2004, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in September 2004. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $1,210,000, based on floating rate debt outstanding at June 30, 2004, excluding MNI.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, which totals $113,600,000 at June 30, 2004.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 30, 2004 is approximately $5,049,000. There is no impact on reported results from such changes in interest rates.

Item 4. Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of June 30, 2004, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since June 30, 2004.

PART II OTHER INFORMATION

Item 2(e). Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options: 55,618 shares; and forfeitures of restricted Common Stock upon a participant’s termination of employment with the Company: 500 shares.

	Total Number of Shares	Average Price
Month	Purchased Or Forfeited	Per Share

April 2004	53,218	$47.78
May 2004	2,900	45.24

	56,118	$47.64

The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Item 6.      Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit 31     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32     Section 1350 Certification

REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended June 30, 2004.

Date of Report	Item(s)	Disclosure(s)

April 16, 2004	9 and 12	Earnings for the three months and six months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED
/s/ Carl G. Schmidt	DATE: August 9, 2004
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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting

Date: August 9, 2004

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting

Date: August 9, 2004

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
Washington, DC 20549

Re: Lee Enterprises, Incorporated

Ladies and Gentlemen:

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that to our knowledge:

(i)

this quarterly report on Form 10-Q for the period ended June 30, 2004 (Quarterly Report), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(ii)

the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lee Enterprises, Incorporated for the periods presented in the Quarterly Report.

Dated as of this 9th day of August, 2004

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