Form 10-K
period 2004-09-30
LEE ENTERPRISES INC
filed 2004-12-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)

201 N. Harrison Street, Suite 600, Davenport, Iowa 52801

(Address of principal executive offices)

(563) 383-2100

Registrant’s telephone number, including area code

Title of Each Class	Name of Each Exchange On Which Registered
Securities registered pursuant to Section 12(b) of the Act: Common Stock - $2.00 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock - $2.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X]  No [    ]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 30, 2004. Common Stock and Class B Common Stock, $2.00 par value, $1,995,243,010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2004. Common Stock, $2.00 par value, 38,117,166 shares and Class B Common Stock, $2.00 par value, 7,246,328 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2005 are incorporated by reference in Part III of this Form 10-K.

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

In 2002 and 2003, the Company devoted substantial attention to the successful integration of Howard and SCN into its business. The Company made significant and immediate changes to systems, payroll, benefits and other areas of operations. The Company devoted resources and training to bring the Company’s successful selling strategies and tactics to Howard and SCN. The Company believes the integration has been completed with minimal disruption to the business and low turnover of key personnel.

One measure of the success of the Company’s strategy to grow is its enterprise value, which is defined as the market value of its equity, plus debt outstanding, less cash assets. The chart above depicts the Company’s enterprise value, which has increased more than 112%, to $2,301,000,000, over the last three years.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of MNI. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper business and in the rating services. Results of MNI are accounted for using the equity method. In 2003, MNI adopted the trade name Capital Newspapers.

ADVERTISING

Almost 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation unit sales through internal expansion into existing and contiguous markets, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications that expand the Company’s operating revenue.

Many of the Company’s businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management or production of the publications. Sales penetration can occur if the sales effort is successful in cross-selling advertising into multiple publications. A table under the caption “Daily Newspapers and Markets” in Item 1 identifies those groups of newspapers operating in clusters.

The Company’s newspapers and classified and specialty publications compete with newspapers having regional circulation, magazines, radio, television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online services. In addition, several of the Company’s daily and Sunday newspapers compete with other local newspapers in nearby cities and towns. The Company estimates that it captures more than one-half of the total advertising dollars spent on print, broadcast and online advertising in substantially all of its markets.

The number of competitors in any given market varies, and cannot be estimated with any degree of certainty. However, all of the forms of competition noted above exist to some degree in the Company’s markets, including those listed in a table under the caption “Daily Newspapers and Markets” in Item 1. The Company’s competitors use pricing, frequency and other methods to compete for advertising business.

The following broadly define major categories of advertising revenue:

Retail advertising is revenue earned from sales of display advertising space in the publication, or for preprinted advertising inserted in the publication, to local accounts.

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

Late in 2000, the newspaper industry began to experience declining advertising revenue demand for the first time in several years. The chart above compares newspaper advertising spending, as measured by the Newspaper Association of America and the Company’s same property advertising revenue, for the last five fiscal years. The advertising environment has continued to be adversely impacted by the state of the overall economy, including higher unemployment rates. The Company’s enterprises are generally located in mid-size and smaller markets. These markets have been more stable than major metropolitan markets during the most recent downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets as the economy continues to improve.

CIRCULATION

After advertising, circulation is the Company’s largest source of revenue. The Company estimates that its products are sold to approximately one-half, and read by approximately three-fourths, of adults in its markets. For the six months ended September 2004, daily circulation of newspapers owned in both 2004 and 2003, which includes Howard and MNI, as measured by the Audit Bureau of Circulations (ABC), was flat, and Sunday circulation declined 0.1%, significantly outperforming the industry as a whole. Growth in circulation can, over time, also positively impact advertising revenue. The Company’s strategies to improve readership and circulation include continuous improvement of content and promotional efforts. Content can include focus on local news, features, other content, layout, reduction of factual errors or in other ways. Promotional efforts include advertising, contests and other efforts to increase awareness of the products. Customer service can also influence circulation. The Company’s enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or checking account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from property to property and are determined principally by the publishers at the local level in collaboration with senior management of the Company.

Circulation competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be those markets near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

Changes in telemarketing regulations effective in October 2003 impacted the Company’s ability to obtain new subscribers using this channel. Other methods to attract and retain subscribers have been, and remain in use. However, telemarketing has historically been the largest single source of new subscribers. Circulation starts obtained through the Company’s marketing efforts increased more than 10% in 2004, in spite of new telemarketing restrictions.

In 2004, several major newspaper publishers (not including the Company) announced significant downward adjustments to previously reported circulation totals. The Company does not anticipate any impact on its relationships with advertisers. Approximately three-fourths of the Company’s circulation is home delivery. Combined with small route sizes and the minimal use of independent distributors, monitoring and inspection of the Company’s circulation is not as difficult as in some major metropolitan markets. Nonetheless, the Company has enhanced its existing internal procedures in several areas to further ensure the integrity of its reported circulation.

DAILY NEWSPAPERS AND MARKETS

The Company and MNI publish the following daily newspapers:

			Paid Circulation(1)
Newspaper	City	State	Daily		Sunday
North County Times (5)	Oceanside and Escondido	California	93,051		97,204
Madison Newspapers (4)
Wisconsin State Journal	Madison	Wisconsin	92,558		152,943	(3)
The Capital Times	Madison	Wisconsin	19,892		-	(3)
Daily Citizen	Beaver Dam	Wisconsin	10,621		-
Portage Daily Register	Portage	Wisconsin	5,221		-
Baraboo News Republic	Baraboo	Wisconsin	4,257		-
The Times (5)	Munster, Valparaiso, and Crown Point	Indiana	86,933		93,463
Lincoln Group
Lincoln Journal Star	Lincoln	Nebraska	74,893		84,149
Columbus Telegram	Columbus	Nebraska	9,394		10,300
Fremont Tribune	Fremont	Nebraska	8,187		-
Beatrice Daily Sun	Beatrice	Nebraska	8,065		-
Quad-Cities Group
Quad-City Times	Davenport	Iowa	53,067		72,168
Muscatine Journal	Muscatine	Iowa	8,106		-
Billings Gazette	Billings	Montana	47,105		52,434
Waterloo-Cedar Falls Courier (5)	Waterloo	Iowa	41,753		51,836
Sioux City Journal (5)	Sioux City	Iowa	41,182		42,268
Central Illinois Newspaper Group
Herald & Review	Decatur	Illinois	35,579		42,357
Journal Gazette (5)	Mattoon	Illinois	10,962		-
Times-Courier (5)	Charleston	Illinois	6,980		-
The Post-Star (5)	Glens Falls	New York	34,447		37,550
River Valley Group
La Crosse Tribune	La Crosse	Wisconsin	33,057		41,432
Winona Daily News	Winona	Minnesota	11,535		12,956
Casper Star-Tribune (5)	Casper	Wyoming	30,790		33,289
Missoula Group
Missoulian	Missoula	Montana	30,466		34,855
Ravalli Republic	Hamilton	Montana	4,983	(2)	-
Rapid City Journal	Rapid City	South Dakota	29,696		34,222
The Journal Times	Racine	Wisconsin	28,934		30,909
The Southern Illinoisan	Carbondale	Illinois	27,671		36,014
The Bismarck Tribune	Bismarck	North Dakota	27,620		31,081
Magic Valley Group
The Times-News (5)	Twin Falls	Idaho	21,440		21,480
Elko Daily Free Press (6)	Elko	Nevada	6,109	(2)	-
South Idaho Press (6)	Burley	Idaho	3,555	(2)	3,450	(2)
The Daily News (5)	Longview	Washington	21,257		20,895
Globe Gazette	Mason City	Iowa	18,963		23,311
The Times and Democrat (5)	Orangeburg	South Carolina	17,947		17,712
Mid-Valley News Group
Democrat-Herald	Albany	Oregon	17,702		29,825	(3)
Corvallis Gazette-Times	Corvallis	Oregon	11,999		-	(3)
The Sentinel (5)	Carlisle	Pennsylvania	14,543		15,037
Independent Record	Helena	Montana	14,254		14,788
The Montana Standard	Butte	Montana	13,943		14,135
The Citizen (5)	Auburn	New York	12,546		14,241
The Ledger Independent (5)	Maysville	Kentucky	8,805		-
The Chippewa Herald	Chippewa Falls	Wisconsin	6,924		7,006
Shawano Leader (4)	Shawano	Wisconsin	6,291		6,732
			1,113,283		1,180,042
(1)	Source: ABC: Six months ended September 2004, unless otherwise noted.
(2)	Source: Company statistics.
(3)	Combined edition.
(4)	Owned by MNI, which is 50% owned by the Company.
(5)	Acquired in 2002.
(6)	Acquired in 2004.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities are comprised of websites supporting each of its daily newspapers and certain of its other publications. The Company also owns 81% of an Internet service company (TownNews.com) which provides web infrastructure for more than 800 daily and weekly newspapers, and shoppers. Internet activities of the newspapers and TownNews.com are reported and managed as a part of the Company’s publishing operations. In addition, the Company has minority investments in two Internet service companies, PowerOne Media and CityXpress Corp, which provide integrated online classified solutions for the newspaper industry, integrate online editorial content and provide transactional and promotional opportunities.

Online businesses of the Company have experienced rapid, profitable growth over the last several years, which is expected to continue.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

William Street Press	Decatur, Illinois
Hawkeye Printing and Trico Communications	Davenport, Iowa
Platen Press	Butte, Montana
Farcountry Press and Broadwater Printing	Helena, Montana
Journal Star Commercial Printing	Lincoln, Nebraska
Little Nickel Quik Print	Lynnwood, Washington
Spokane Print and Mail	Spokane, Washington
Triangle Press	Chippewa Falls, Wisconsin
Wingra Printing (1)	Madison, Wisconsin

(1)	Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Between September 2003 and September 2004, the Resource Information Systems, Inc. 30 pound newsprint price index rose 10.0%. Price fluctuations can have a significant effect on the results of operations. For additional information regarding supply of newsprint, see “Contractual Obligations” under Item 7, included herein. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2004:

Name	Age	Service With The Company	Named To Present Office	Present Office

Mary E. Junck	57	June 1999	January 2002	Chairman, President and Chief Executive Officer

Rosanne M. Cheeseman	50	April 1998	November 2004	Vice President – Sales & Marketing

Nancy L. Green	62	December 2000	September 2002	Vice President – Circulation

Michael R. Gulledge	44	October 1982	February 2002	Group Publisher

Daniel K. Hayes	59	September 1969	April 1998	Director of Communications

James W. Hopson	58	July 2000	July 2000	Vice President – Publishing

Brian E. Kardell	41	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	56	August 1994	January 1997	Vice President – Human Resources

Linda Ritchie Lindus	56	April 2000	February 2002	Group Publisher

Kevin E. Mowbray	42	September 1986	November 2004	Vice President – Publishing

Michael E. Phelps	58	February 2000	June 2002	Vice President – Publishing

Gregory P. Schermer	50	February 1989	November 1997	Vice President – Interactive Media and Corporate Counsel

Carl G. Schmidt	48	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

David B. Stoeffler	45	June 1981	December 2001	Vice President – News

John VanStrydonck	51	March 1981	June 2000	Vice President – Publishing

Greg R. Veon	52	April 1976	November 1999	Vice President – Publishing

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

Rosanne M. Cheeseman was appointed Vice President – Sales & Marketing in November 2004. From October 2002 to November 2004 she served as Advertising Director of the North County Times and was named Associate Publisher in November 2004. From 2000 to October 2002 she served as Director – Sales and Development of the Company and from April 1998 to 2000 she served as National Sales Manager.

Nancy L. Green was appointed Vice President – Circulation in September 2002 and named Publisher of the Waterloo-Cedar Falls Courier in August 2004. From December 2000 to September 2002, she served as Director of Circulation Sales, Distribution and Marketing. For more than five years prior to December 2000, she served as a vice president in the University System of Georgia.

Michael R. Gulledge was appointed Group Publisher in February 2002 and named Publisher of the Billings Gazette in October 2000. From November 1996 to October 2000, he served as General Manager and Publisher of the Herald & Review.

Daniel K. Hayes was appointed Director of Communications in 1998.

James W. Hopson was elected Vice President – Publishing and named Publisher of the Wisconsin State Journal in July 2000. He is also Chairman of MNI. For more than five years prior to July 2000, he served as Chief Executive Officer of Thomson Newspapers Central Ohio Strategic Marketing Group.

Brian E. Kardell was appointed Vice President – Production and Chief Information Officer in August 2003. From 2001 to August 2003, he served as Vice President – Information Systems and Chief Information Officer. From 1997 to 2001, he served as Director of Information Services and Chief Information Officer.

Vytenis P. Kuraitis was elected Vice President – Human Resources in 1997.

Linda Ritchie Lindus was appointed Group Publisher in February 2002 and named Publisher of the Herald & Review in July 2002. From April 2000 to February 2002, she served as Publisher of The Southern Illinoisan. From 1999 to April 2000 she served as Publisher of The Spectrum and Chief Executive Officer of Thomson Newspapers Utah Strategic Marketing Group.

Kevin E. Mowbray was elected Vice President – Publishing and named Publisher of The Times in November 2004. From July 2002 to November 2004 he served as Vice President – Sales & Marketing of the Company. From 2000 to July 2002 he served as Publisher of The Bismarck Tribune. From 1998 to 2000 he served as General Manager of the Missoulian.

Michael E. Phelps was elected Vice President – Publishing and named Publisher of the Quad-City Times in June 2002. From February 2000 to June 2002 he served as Vice President – Sales and Marketing of the Company. For more than five years prior to February 2000, he was managing principal of Phelps, Cutler & Associates, newspaper management consultants.

Gregory P. Schermer was elected Vice President – Interactive Media in November 1997. He has served as Corporate Counsel of the Company since 1989.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001. For more than five years prior to May 2001, he served as Senior Vice President and Chief Financial Officer of Johnson Outdoors Inc.

David B. Stoeffler was appointed Vice President – News in December 2001. From 1997 to December 2001, he served as Editor of the Lincoln Journal Star.

John VanStrydonck was elected Vice President – Publishing in June 2000 and named Publisher of the Missoulian in October 2002. From September 1994 to June 2000 he served as Publisher of the Rapid City Journal.

Greg R. Veon was elected Vice President – Publishing in November 1999.

EMPLOYEES

At September 30, 2004, the Company had approximately 6,700 employees, including approximately 1,500 part-time employees, exclusive of MNI. The Company considers its relationship with its employees to be good.

Approximately 100 employees in three locations are members of collective bargaining units.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

The Company has a long, substantial history with regard to sound corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, six of eight members of the Board of Directors are independent, as are all positions on the Board’s Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates.

In addition, information with regard to the Company’s revenue, including same property results, is reported to the public on a monthly basis, as is certain other statistical information, improving the timeliness of reporting of information to investors. The Company was also among the first in the nation to voluntarily record expense related to employee stock options.

At www.lee.net, one may access a wide variety of information, including news releases, Securities and Exchange Commission filings, financial statistics, annual reports, presentations, governance facts, newspaper profiles and online links. The Company makes available via its website all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and amendments thereto as soon as reasonably practicable after such filing with the Securities and Exchange Commission.

OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earning power of the business of the Company, or cause material changes in the Company’s business, whether present or intended.

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities (except Madison, Wisconsin, which is owned by MNI, a leased plant in Spokane, Washington and leased land for the Helena, Montana plant) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. None of the Company’s facilities is individually significant to its business.

The Baraboo News Republic, Beatrice Daily Sun, Corvallis Gazette-Times, Daily Citizen, Journal Gazette, Muscatine Journal, Ravalli Republic, Times Courier and Winona Daily News, as well as many of the Company’s and MNI’s approximately 200 other publications, are printed at other Lee facilities to enhance operating efficiency. The Company’s newspapers and other publications have formal or informal arrangements for backup of printing in the event of a disruption in production capability.

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

	Quarter
	1st	2nd	3rd	4th

STOCK PRICES

2004
High	$44.15	$46.94	$49.83	$48.78
Low	38.67	43.35	45.05	44.65
Closing	43.65	45.18	48.01	46.34

2003
High	$34.70	$34.50	$38.55	$40.68
Low	29.75	30.35	31.35	36.40
Closing	33.52	31.52	37.53	38.67

2002
High	$37.60	$37.23	$40.09	$35.87
Low	29.88	33.36	34.86	28.90
Closing	36.37	36.90	35.00	32.86

DIVIDENDS

2004	$0.18	$0.18	$0.18	$0.18
2003	0.17	0.17	0.17	0.17
2002	0.17	0.17	0.17	0.17

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 8 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2004, the Company had 2,396 holders of Common Stock and 1,646 holders of Class B Common Stock.

During the three months ended September 30, 2004, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number Of Shares Purchased	Average Price Per Share

July 2004	107	$48.57

On November 17, 2004, the Board of Directors declared a dividend in the amount of $0.18 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, be paid on January 3, 2005, to stockholders of record on December 1, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended September 30
(Thousands, Except Per Common Share Data)	2004	2003	2002	2001	2000
			(1)	(2)(3)	(3)
OPERATING RESULTS

Operating revenue	$683,324	$647,333	$518,568	$426,966	$416,089
Depreciation and amortization	48,027	45,507	34,464	31,357	28,571
Operating income, before equity in net income of associated companies	138,214	129,640	109,350	76,622	91,394
Equity in net income of associated companies	8,340	8,053	9,057	7,651	9,377
Operating income	146,554	137,693	118,407	84,273	100,771
Financial income	1,066	1,120	6,007	28,548	3,259
Financial expense	(12,665)	(16,535)	(15,777)	(11,963)	(12,643)

Income from continuing operations	86,469	77,881	78,505	58,071	68,489
Discontinued operations	(398)	160	1,325	254,399	13,546
Net income	$86,071	$78,041	$79,830	$312,470	$82,035

EARNINGS PER COMMON SHARE

Basic:
Continuing operations	$1.93	$1.76	$1.78	$1.33	$1.56
Discontinued operations	(0.01)	-	0.03	5.81	0.31
Net income	$1.92	$1.76	$1.81	$7.14	$1.86

Diluted:
Continuing operations	$1.92	$1.75	$1.77	$1.32	$1.54
Discontinued operations	(0.01)	-	0.03	5.77	0.31
Net income	$1.91	$1.75	$1.80	$7.09	$1.85

Weighted average common shares:
Basic	44,792	44,316	44,087	43,784	44,005
Diluted	45,092	44,513	44,351	44,089	44,360

Dividends per common share	$0.72	$0.68	$0.68	$0.68	$0.64

BALANCE SHEET INFORMATION (End of Year)

Total assets	$1,403,844	$1,421,377	$1,463,830	$1,000,397	$762,236
Debt, including current maturities	213,600	305,200	409,300	173,400	214,173
Stockholders’ equity	876,843	802,156	742,774	683,193	396,242

(1)   Includes six months of operations from the Howard acquisition, which was consummated in April 2002.
(2)   Includes gain on the sale of the Company’s broadcast properties, as reported in discontinued operations.
(3)   Effective in 2002, the Company adopted FASB Statement 142.

	Year Ended September 30
	2004	2003	2002	2001	2000

OTHER INFORMATION

Operating income as a percent of revenue	21.4%	21.3%	22.8%	19.7%	24.2%
Income from continuing operations as a percent of revenue	12.7	12.0	15.1	13.6	16.5
Dividends as a percent of income from continuing operations	37.5	38.9	38.3	51.3	41.3

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for the three years ended, September 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in net income of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company’s results from operations before depreciation and amortization. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United State of America (GAAP), is included in the table below:

	Year Ended September 30
(Thousands)	2004	2003	2002

Operating cash flow	$186,241	$175,147	$143,814
Depreciation and amortization	48,027	45,507	34,464
Operating income, before equity in net income of associated companies	138,214	129,640	109,350
Equity in net income of associated companies	8,340	8,053	9,057
Operating income	$146,554	$137,693	$118,407

SAME PROPERTY COMPARISONS

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude MNI. The Company owns 50% of the capital stock of MNI, which for financial reporting purposes is reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present. See Note 5 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of the Company’s intangible assets.

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

The Company files income tax returns with the Internal Revenue Service and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters.

Revenue Recognition

Advertising revenues are recorded when advertisements are placed in the publication and circulation revenues are recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers or advance payments for advertising.

Uninsured Risks

The Company is self-insured for health care and workers compensation costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts.

The Company’s reserve for workers compensation claims is an estimate of the remaining liability for retained losses. The amount has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

CONTINUING OPERATIONS

2004 vs. 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Year Ended September 30		Percent Change
(Thousands, Except Per Common Share Data)	2004	2003	Total	Same Property

Advertising revenue:
Retail	$287,218	$275,960	4.1%	3.3%
National	18,404	15,612	17.9	14.2
Classified:
Daily newspapers:
Employment	44,562	39,058	14.1	13.7
Automotive	40,873	41,832	(2.3)	(2.3)
Real estate	34,081	30,569	11.5	11.2
All other	25,572	23,728	7.8	6.3
Other publications	33,706	30,935	9.0	5.3
Total classified	178,794	166,122	7.6	6.6
Niche publications	11,212	9,227	21.5	20.3
Online	11,121	8,359	33.0	32.6
Total advertising revenue	506,749	475,280	6.6	5.7
Circulation	130,552	130,197	0.3	(0.3)
Commercial printing	20,250	18,683	8.4	6.7
Online services and other	25,773	23,173	11.2	11.1
Total operating revenue	683,324	647,333	5.6	4.7
Compensation	276,204	267,456	3.3	3.2
Newsprint and ink	63,502	56,955	11.5	10.0
Other operating expenses	157,377	147,775	6.5	5.3
	497,083	472,186	5.3	4.7
Operating cash flow	186,241	175,147	6.3	4.5
Depreciation and amortization	48,027	45,507	5.5	3.1
Operating income, before equity in net income of associated companies	138,214	129,640	6.6	4.9
Equity in net income of associated companies	8,340	8,053	3.6	NA
Operating income	146,554	137,693	6.4	NA
Non-operating expense, net	(11,893)	(16,464)	(27.8)	NA
Income from continuing operations before income taxes	134,661	121,229	11.1	NA
Income tax expense	48,192	43,348	11.2	NA
Income from continuing operations	$86,469	$77,881	11.0%	NA

Earnings per common share:
Basic	$1.93	$1.76	9.7%	NA
Diluted	1.92	1.75	9.7	NA

In total, acquisitions accounted for $5,692,000 of revenue in 2004.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The year ended September 30, 2004 had the same number of Sundays as 2003.

Advertising Revenue

In 2004, total same property advertising revenue increased $26,895,000. Same property retail revenue increased $9,136,000, or 3.3%, in 2004. Continuing emphasis on rate discipline, an increase in active accounts and a 0.4% increase in advertising lineage contributed to the increase. Same property average retail rates, excluding preprint insertions, increased 2.8% in 2004. Rate discipline means adhering to standard rates rather than negotiating specific rates for individual customer situations.

Same property classified advertising revenue increased approximately $10,942,000, or 6.6%, in 2004. Higher margin employment advertising at the daily newspapers increased 13.7% for the year on a same property basis. The Company’s increases in employment classified advertising compare favorably to national survey amounts. The September 2004 Help Wanted Index, as calculated by the Conference Board, declined 2.7% from the prior year level. Same property average automotive advertising decreased by 2.3% due to a 3.6% decline in advertising lineage from increased promotional financing and related advertising in the prior year. Same property real estate advertising increased 11.2% due to low mortgage interest rates and increases in advertising of real estate for rent from growth in home ownership. Other daily newspaper classified advertising increased 6.3% on a same property basis. Same property classified advertising rates increased 3.0%, primarily due to increases in employment advertising rates offset by a decrease in real estate advertising rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

	Year Ended September 30
(Thousands Of Inches)	2004	2003	Percent Change

Retail	10,656	10,618	0.4%
National	537	475	13.1
Classified	10,983	10,568	3.9
	22,176	21,661	2.4%

Advertising in niche publications increased 20.3% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 32.6% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Online specialty employment and automotive advertising registered particularly strong growth. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $417,000, or 0.3%, in 2004. The Company’s total average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations was flat for the six months ended September 2004, and Sunday circulation declined 0.1%, significantly outperforming the industry as a whole. For the six months ended March 2004, total average daily circulation units, including MNI, declined 0.1% and Sunday circulation increased 0.5% compared to the same period in the prior year. The Company is focused on growing circulation units and revenue through a number of initiatives.

Same property commercial printing revenue increased $1,243,000, or 6.7%, in 2004. Same property online services and other revenue increased $2,577,000, or 11.1%, in 2004.

Operating Expenses and Results of Operations

Costs other than depreciation and amortization increased $24,897,000, or 5.3%, in 2004, and increased 4.7% on a same property basis. In total, acquisitions accounted for $5,052,000 of operating costs, excluding depreciation and amortization, in 2004.

Compensation expense increased $8,748,000, or 3.3%, in 2004 due to costs of acquired businesses and a 3.2% increase in same property compensation expense. Normal salary adjustments and associated increases in taxes and benefits account for the increase in same property costs. Same property full time equivalent employees declined 1.2% in 2004 from the prior year level. Reduced medical expense from plan changes in the current year offset other increases. Same property full time equivalent employees are expected to rise in 2005, after four consecutive years of declines, as are medical costs. As a result, overall compensation expense may increase in 2005 at a higher rate than in 2004.

Newsprint and ink costs increased $6,547,000, or 11.5%, in 2004 due to price increases and a 2.5% increase in volume. Newsprint unit costs have been rising since late 2002 and may negatively impact 2005 results.

Other operating costs, exclusive of depreciation and amortization, increased $9,602,000, or 6.5%, in 2004 and increased 5.3% on a same property basis. A $550,000 accrual for the prospect that the Company, similar to others in the newspaper industry, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002 increased this category of costs in the current year. Costs of new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs. Changes in telemarketing regulations enacted in 2004 may continue to impact the Company’s ability to solicit new subscribers, and the cost of such solicitation, in the future. In 2004, however, the Company was able to increase circulation starts obtained through the Company’s marketing efforts more than 10%, in spite of new telemarketing restrictions. The Company also experienced increases in delivery costs from rising fuel prices.

Depreciation expense increased $2,046,000, or 11.0% in 2004, due primarily to increases in capital spending in 2003 and 2004.

Operating cash flow increased 6.3% to $186,241,000 in 2004 from $175,147,000 in 2003. Operating cash flow margin increased to 27.3% from 27.1% in the prior year. Equity in net income in associated companies increased during 2004. Operating income margin increased to 21.4% in 2004 from 21.3%. The Company was able to increase margins in 2004, in spite of significant increases in newsprint costs, due to strong revenue growth.

Non-operating Income and Expense

Financial expense decreased $3,870,000, or 23.4%, to $12,665,000 due to $91,600,000 of debt reduction from operating cash flow, offset by rising interest rates on floating rate debt.

Overall Results

Income taxes were 35.8% of pretax income from continuing operations in 2004 and 2003. The favorable resolution of tax issues reduced income tax expense by approximately $1,200,000 in 2004. The effective rate would have been 36.7% in 2004 without this event.

As a result of all of the above, income from continuing operations totaled $86,469,000 in 2004, an increase of 11.0% compared to $77,881,000 in 2003. Earnings per diluted common share increased 9.7% to $1.92 in 2004 from $1.75 in 2003.

2003 vs. 2002

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Year Ended September 30		Percent Change
(Thousands, Except Per Common Share Data)	2003	2002	Total	Same Property

Advertising revenue:
Retail	$275,960	$217,932	26.6%	2.2%
National	15,612	12,332	26.6	(1.6)
Classified:
Daily newspapers:
Employment	39,058	30,658	27.4	(5.2)
Automotive	41,832	28,388	47.4	0.4
Real estate	30,569	20,733	47.4	10.0
All other	23,728	23,301	1.8	(2.2)
Other publications	30,935	29,583	4.6	6.3
Total classified	166,122	132,663	25.2	2.0
Niche publications	9,227	6,082	51.7	36.0
Online	8,359	5,095	64.1	29.4
Total advertising revenue	475,280	374,104	27.0	3.0
Circulation	130,197	104,089	25.1	(0.2)
Commercial printing	18,683	20,177	(7.4)	(9.0)
Online services and other	23,173	20,198	14.7	6.1
Total operating revenue	647,333	518,568	24.8	2.0
Compensation	267,456	206,908	29.3	5.7
Newsprint and ink	56,955	43,327	31.5	(2.2)
Other operating expenses	147,775	124,519	18.7	(0.6)
	472,186	374,754	26.0	2.6
Operating cash flow	175,147	143,814	21.8	0.7
Depreciation and amortization	45,507	34,464	32.0	(7.1)
Operating income, before equity in net income of associated companies	129,640	109,350	18.6	2.1
Equity in net income of associated companies	8,053	9,057	(11.1)	NA
Operating income	137,693	118,407	16.3	NA
Non-operating expense, net	(16,464)	(10,778)	52.8	NA
Income from continuing operations before income taxes	121,229	107,629	12.6	NA
Income tax expense	43,348	29,124	48.8	NA
Income from continuing operations	$77,881	$78,505	(0.8)%	NA

Earnings per common share:
Basic	$1.76	$1.78	(1.1)%	NA
Diluted	1.75	1.77	(1.1)	NA

All categories of revenue were substantially impacted by the acquisitions of Howard, which the Company purchased in April 2002, and the remaining 50% of SCN in July 2002. In total, acquisitions accounted for $233,395,000 of revenue in 2003 and $108,491,000 of revenue in 2002. Businesses sold in 2002, but still included in continuing operations did not impact 2003 but accounted for $4,060,000 of revenue in the prior year.

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The year ended September 30, 2003 had the same number of Sundays as 2002.

Advertising Revenue

In 2003, total same property advertising revenue increased $8,703,000, or 3.0%. Same property retail revenue in the Company’s markets was not as adversely impacted by the economy as major metropolitan markets, and increased $3,618,000, or 2.2%, in 2003. Increased emphasis on rate discipline and new accounts helped offset declines in advertising volume. Same property average retail rates, excluding preprint insertions, increased 4.2% in 2003.

Same property classified advertising revenue increased approximately $1,962,000, or 2.0%, in 2003. Higher margin employment advertising at the daily newspapers decreased 5.2% for the year on a same property basis. The Company’s declines in employment classified advertising compare favorably to national survey amounts. The September 2003 Help Wanted Index, as calculated by the Conference Board, declined 14% from the prior year level. Same property average automotive advertising increased by 0.4% due to promotional financing by auto manufacturers. Same property real estate advertising increased 10.0% due to lower mortgage interest rates and increases in advertising of real estate for rent from growth in home ownership. Other daily newspaper classified advertising decreased 2.2% on a same property basis. Same property classified advertising rates declined 0.5%, primarily due to declines in employment advertising.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

	Year Ended September 30
(Thousands Of Inches)	2003	2002	Percent Change

Retail	6,095	6,146	(0.8)%
National	297	337	(11.9)
Classified	5,738	5,708	0.5
	12,130	12,191	(0.5)%

Advertising in niche publications, a strategic focus for the Company, increased 36.0% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 29.4% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications.

Circulation and Other Revenue

Same property circulation revenue decreased $138,000, or 0.2%, in 2003. The Company’s total average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations, decreased 0.1% and Sunday circulation increased 0.2% for the six months ended September 2003 compared to the same period in the prior year. For the six months ended March 2003, total average daily circulation units, including MNI, increased 0.6% and Sunday circulation increased 0.3% compared to the same period in the prior year.

Same property commercial printing revenue declined $1,757,000, or 9.0%, in 2003 due, in part, to economic conditions and the loss of certain key customers. Same property online services and other revenue increased $1,114,000, or 6.1%, in 2003.

Operating Expenses and Results of Operations

Costs other than depreciation and amortization increased $97,432,000, or 26.0%, in 2003. All categories of expenses were impacted by the acquisitions of Howard, which the Company purchased in April 2002, and the remaining 50% of SCN in July 2002. In total, acquisitions accounted for $167,514,000 of operating costs, excluding depreciation and amortization, in 2003 and $75,952,000 in the prior year. Businesses sold did not impact operating expenses in 2003, but accounted for $3,362,000 of operating expenses other than depreciation and amortization in the prior year.

Compensation expense increased $60,548,000, or 29.3%, in 2003 due to costs of acquired businesses and a 5.7% increase in same property compensation expense. Higher medical expenses, normal salary adjustments, higher incentive compensation from increasing revenue, and one-time and permanent cost reductions in benefit programs in 2002 contributed to the increase in same property costs. Exclusive of the prior year changes in benefit programs, same property compensation expense increased 2.9% in 2003. Same property full time equivalent employees declined 1.1% in 2003 from the prior year level, offsetting other compensation cost increases.

Newsprint and ink costs increased $13,628,000, or 31.5%, in 2003 as volume increases related to acquired businesses more than offset overall lower prices and same property volume declines. In spite of overall lower prices, newsprint unit costs rose throughout 2003. Other operating costs, exclusive of depreciation and amortization, increased $23,256,000, or 18.7%, in 2003 as costs of acquired businesses more than offset 0.6% cost savings on a same property basis. The increase in depreciation and amortization expense in 2003 is primarily due to the acquisitions of Howard and SCN.

Operating cash flow increased 21.8% to $175,147,000 in 2003 from $143,814,000 in 2002. Operating cash flow margin declined to 27.1% from 27.7% in the prior year reflecting a full year of results of acquired businesses with lower margins in the current year compared to six months in the prior year. Equity in net income in associated companies declined during 2003 due primarily to the inclusion of SCN in consolidated results in the current year. In the prior year, SCN was accounted for as an equity investment from April through June, prior to the acquisition of the remaining 50% in July 2002. Operating income margin decreased to 21.3% in 2003 from 22.8% for the same reasons, but was further impacted by a higher level of amortization from acquisitions.

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

Overall Results

Income taxes were 35.8% and 27.1% of pretax income from continuing operations in 2003 and 2002, respectively. The favorable resolution of tax issues reduced income tax expense by approximately $10,100,000 in 2002. The effective rate would have been 36.4% in 2002 without this event.

As a result of all of the above, income from continuing operations totaled $77,881,000 in 2003, compared to $78,505,000 in 2002. Earnings per diluted common share decreased to $1.75 in 2003 from $1.77 in 2002. The favorable resolution of tax issues increased 2002 results by $0.23 per share.

DISCONTINUED OPERATIONS

In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York for two daily newspapers and eight weekly and specialty publications in Nevada and Idaho. The transaction resulted in an after-tax loss of $228,000, which is recorded in discontinued operations in 2004.

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in 2002, from changes in estimates related to state taxes on the sale of broadcasting operations.

In July 2002, the Company acquired the remaining 50% of SCN. The Company’s Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002. The after-tax loss was reduced by $65,000 in 2004.

In October 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. An additional after-tax loss of $20,000 was recorded in 2003.

Revenue from discontinued operations in 2004, 2003 and 2002 was $3,142,000, $9,408,000 and $10,756,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $130,519,000 in 2004, $139,661,000 in 2003 and $115,791,000 in 2002. Increased income from continuing operations, which was more than offset by increases in working capital, accounted for the change between 2004 and 2003. Decreases in working capital from the acquisitions of Howard and SCN in 2002 accounted for the change between 2003 and 2002.

Cash required for investing activities totaled $27,088,000 in 2004, $12,543,000 in 2003, and $547,393,000 in 2002. Capital spending and acquisitions accounted for substantially all of the usage of funds in 2004. Capital spending accounted for substantially all of the usage of funds in 2003. Acquisitions accounted for substantially all of the usage of funds in 2002.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $20,000,000 in 2005, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Financing activities provided funds of $217,163,000 in 2002. Such activities required funds of $105,854,000 in 2004 and $135,764,000 in 2003 primarily for debt reduction and dividends. The Company’s cash dividend payments have been influenced by timing. The annual dividend was $0.72 per share in 2004 and $0.68 per share in 2003 and 2002.

The Company entered into a five-year, $350,000,000 credit agreement in March 2002. The primary purposes of the agreement were to fund the acquisition of Howard, and to provide liquidity for other corporate purposes. $279,000,000 was borrowed under this agreement in 2002 to consummate the acquisitions of Howard and SCN. At September 30, 2004 the outstanding principal balance was $100,000,000.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2004, the Company was in compliance with these covenants.

Cash required by discontinued operations totaled $631,000 in 2004 and primarily reflects tax payments related to nondeductible goodwill and basis differences in identified intangible assets associated with the exchange of the Company’s daily newspapers in Corning, New York and Freeport, Illinois in February 2004, offset by changes in working capital of sold properties. Cash provided by discontinued operations totaled $5,329,000 in 2003 and primarily reflects net proceeds from the sale of the Ashland, Oregon daily newspaper. Cash required for discontinued operations totaled $43,349,000 in 2002, primarily for income tax payments related to the gain on sale of broadcast operations.

SEASONALITY

The Company’s largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Newspaper advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 17 to the Consolidated Financial Statements, included herein.

INFLATION

The Company has not been significantly impacted by general inflationary pressures over the last several years. The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

In July 2004, several newsprint manufacturers announced price increases of $50 per metric ton, effective for deliveries in September 2004. The final extent of changes in current prices, if any, is subject to negotiation between such manufacturers and the Company.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands Of Dollars)	Payments (Or Commitments) Due By Year
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Long-term debt	$213,600	$11,600	$124,800	$24,800	$52,400
Lease obligations	16,603	2,462	3,431	2,103	8,607
	$230,203	$14,062	$128,231	$26,903	$61,007

Newsprint (Metric Tons)	169,000	116,400	52,600	-	-

Substantially all of the Company’s deferred income tax liabilities are related to acquisitions and will not result in future cash payments. See Note 10 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase in LIBOR would decrease income from continuing operations before income taxes approximately $1,000,000, based on floating rate debt outstanding at September 30, 2004, excluding MNI.

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

A $10 per metric ton newsprint price increase would result in a reduction in income from continuing operations before income taxes of approximately $1,115,000, based on actual consumption in 2004, excluding MNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, which totals $113,600,000 at September 30, 2004, excluding MNI.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at September 30, 2004 is approximately $4,976,000. There is no impact on reported results from such changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2004, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since September 30, 2004.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item, except for certain information included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2005, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Company has a Code of Business Conduct and Ethics (Code) that applies to all of its employees, including its principal executive officer, chief financial officer and principal financial and accounting officer. The Code is monitored by the Audit Committee of the Company’s Board of Directors and is annually affirmed by its directors and executive officers. The Company maintains a corporate governance page on its website which includes the Code. The corporate governance page can be found at www.lee.net by clicking on “Governance.” A copy of the Code will also be provided without charge to any stockholder who requests it. Any future amendment to, or waiver granted by the Company from, a provision of the Code will be posted on the Company’s website.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2005, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors”, “Compensation of Directors” and “Executive Compensation”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2005, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof”.

Information as of September 30, 2004 with respect to equity compensation plans is as follows:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders (1)(2)	921,604	$35.65	3,270,633

(1)	1990 Long-Term Incentive Plan.
(2)	Excludes purchase rights accruing under the Company’s Employees’ Stock Purchase Plan (Purchase Plan), which has a stockholder approved reserve of 761,000 shares. Under the Purchase Plan, each eligible employee may purchase shares up to 5% of base compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower of the average of the high and low market price on either the first or last business day of the plan year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $95,000 in 2004, $112,000 in 2003 and $76,000 in 2002. A director of the Company is an officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2005, which is incorporated herein by reference, under the caption “Relationship with Independent Public Accountants”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2004 and 2003

Consolidated Statements of Income – Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity – Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Management

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index.

REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended September 30, 2004:

Date of Report	Item(s)	Disclosure(s)

July 19, 2004	9 and 12	Earnings for the three months and nine months ended June 30, 2004 and revenue statistics for the month of June 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2004.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of December 2004.

Signature

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Mary E. Junck	Chairman, President, and Chief
Mary E. Junck	Executive Officer and Director

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Interactive Media
Gregory P. Schermer	and Corporate Counsel and Director

/s/ Mark Vittert	Director
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

Number	Description

2.1 *	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)

2.2 *	Escrow Agreement by and among Lee Enterprises, Incorporated, and HPI Indemnifying Stockholders listed on Schedule I attached thereto, and Wells Fargo Iowa, N.A. as Escrow Agent dated as of April 1, 2002 (Exhibit 2.2 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)

3.1 *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of November 14, 2002 (Exhibit 3.1 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

3.2 *	Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Quarter Ended March 31, 2002)

4 *	Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1 to Current Report on Form 8-A filed on May 7, 1998)

10.1 +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit A to Schedule 14A Definitive Proxy Statement for 1998)

10.1.1a +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit 10.1a to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

10.1.2a +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Current Report on Form 8-K dated November 19, 2004 and filed on November 26, 2004

10.2 +*	Lee Enterprises, Incorporated Amended and Restated 1977 Employees’ Stock Purchase Plan as amended February 1, 1996 (Exhibit B to Schedule 14A Definitive Proxy Statement for 1996)

10.3 +*	Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)

10.4 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

10.5 +*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998)

Number	Description

10.6 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30,1998)

10.7 +	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation

10.8 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.9 +*	Lee Enterprises Incorporated Annual Incentive Bonus Program (Appendix B to Schedule 14A Definitive Proxy Statement for 2004) (1)

10.10 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Current Report on Form 8-K dated November 19, 2004 and filed on November 26, 2004)

10.11 +	Lee Enterprises, Incorporated Incentive Compensation Program (2)

21	Subsidiaries and associated companies

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Note Purchase Agreement by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99 to Current Report on Form 8-K dated March 31, 1998 and filed on April 23, 1998)

99.1a *	First Amendment to the Note Purchase Agreement, dated as of August 30, 2001, by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99.1 to Current Report on Form 8-K dated September 5, 2001 and filed on September 5, 2001)

99.2 *	Credit Agreement among Lee Enterprises, Incorporated, Bank of America, N.A., as Administrative Agent and other lenders party thereto dated as of March 28, 2002 (Exhibit 99 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)

(1)	Will be superseded by the Lee Enterprises, Incorporated Incentive Compensation Program if it is approved at the Company’s Annual Meeting of Stockholders to be held on February 23, 2005.
(2)	Approved by the Executive Compensation Committee of the Company’s Board of Directors on November 19, 2004 subject to approval at the Company’s Annual Meeting of Stockholders to be held on February 23, 2005.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
(Thousands, Except Per Common Share Data)	2004	2003	2002

Operating revenue:
Advertising	$506,749	$475,280	$374,104
Circulation	130,552	130,197	104,089
Other	46,023	41,856	40,375
	683,324	647,333	518,568
Operating expenses:
Compensation	276,204	267,456	206,908
Newsprint and ink	63,502	56,955	43,327
Depreciation	20,578	18,532	17,952
Amortization of intangible assets	27,449	26,975	16,512
Other operating expenses	157,377	147,775	124,519
	545,110	517,693	409,218
Operating income, before equity in net income of associated companies	138,214	129,640	109,350
Equity in net income of associated companies	8,340	8,053	9,057
Operating income	146,554	137,693	118,407
Non-operating income (expense):
Financial income	1,066	1,120	6,007
Financial expense	(12,665)	(16,535)	(15,777)
Loss on sales of businesses	-	(14)	(339)
Other, net	(294)	(1,035)	(669)
	(11,893)	(16,464)	(10,778)
Income from continuing operations before income taxes	134,661	121,229	107,629
Income tax expense	48,192	43,348	29,124
Income from continuing operations	86,469	77,881	78,505
Discontinued operations:
Gain (loss) from discontinued operations, net of income tax effect	(149)	180	203
Gain (loss) on disposition, net of income tax effect	(249)	(20)	1,122
	(398)	160	1,325
Net income	$86,071	$78,041	$79,830

Earnings per common share:
Basic:
Continuing operations	$1.93	$1.76	$1.78
Discontinued operations	(0.01)	-	0.03
Net income	$1.92	$1.76	$1.81

Diluted:
Continuing operations	$1.92	$1.75	$1.77
Discontinued operations	(0.01)	-	0.03
Net income	$1.91	$1.75	$1.80

Dividends per common share	$0.72	$0.68	$0.68

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30
(Thousands, Except Per Share Data)	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$8,010	$11,064
Accounts receivable, less allowance for doubtful accounts:
2004 $6,374; 2003 $5,527	62,749	58,050
Receivable from associated companies	1,563	1,500
Inventories	10,772	9,413
Deferred income taxes	6,646	5,431
Other	3,117	3,548
Assets of discontinued operations	-	25,203
	92,857	114,209
Investments:
Associated companies	23,483	21,205
Other	9,608	8,267
	33,091	29,472
Property and equipment:
Land and improvements	21,440	21,046
Buildings and improvements	106,878	95,279
Equipment	239,115	238,431
	367,433	354,756
Less accumulated depreciation	169,412	156,639
	198,021	198,117
Goodwill	622,396	606,411
Other intangible assets	455,791	469,484
Other	1,688	3,684

	$1,403,844	$1,421,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 30
	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$11,600	$36,600
Accounts payable	19,191	19,790
Compensation and other accrued liabilities	37,030	33,007
Income taxes payable	3,768	16,553
Dividends payable	6,066	-
Liabilities of discontinued operations	-	8,675
Unearned revenue	27,826	27,291
	105,481	141,916
Long-term debt, net of current maturities	202,000	268,600
Deferred items:
Retirement and compensation	9,139	8,159
Income taxes	209,919	199,725
Other	462	821
	527,001	619,221
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 60,000 shares; issued and outstanding:	74,056	70,994
2004 37,028 shares;
2003 35,497 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	16,378	18,248
2004 8,189 shares;
2003 9,124 shares
Additional paid-in capital	100,537	78,697
Unearned compensation	(3,913)	(2,457)
Retained earnings	689,785	636,674
	876,843	802,156
	$1,403,844	$1,421,377

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended September 30
	Amount			Shares
(Thousands, Except Per Common Share Data)	2004	2003	2002	2004	2003	2002

Common Stock:	$70,994	$69,242	$67,318	35,497	34,621	33,659
Balance, beginning of year
Conversion from Class B Common Stock	1,870	1,132	1,378	935	566	689
Shares issued	1,228	638	580	614	319	290
Shares reacquired	(36)	(18)	(34)	(18)	(9)	(17)
Balance, end of year	74,056	70,994	69,242	37,028	35,497	34,621

Class B Common Stock:
Balance, beginning of year	18,248	19,380	20,758	9,124	9,690	10,379
Conversion to Common Stock	(1,870)	(1,132)	(1,378)	(935)	(566)	(689)
Balance, end of year	16,378	18,248	19,380	8,189	9,124	9,690

Additional paid-in capital:
Balance, beginning of year	78,697	67,084	57,037
Stock option expense	3,285	2,954	2,809
Tax benefit of stock options exercised	2,509	399	327
Shares issued	16,046	8,260	6,911
Balance, end of year	100,537	78,697	67,084

Unearned compensation:
Balance, beginning of year	(2,457)	(1,845)	(1,130)
Restricted shares issued	(4,327)	(2,309)	(2,067)
Restricted shares canceled	164	9	92
Amortization	2,707	1,688	1,260
Balance, end of year	(3,913)	(2,457)	(1,845)

Retained earnings:
Balance, beginning of year	636,674	588,913	539,210
Net income	86,071	78,041	79,830
Cash dividends per common share	(32,449)	(30,259)	(30,075)
Shares reacquired	(511)	(21)	(52)
Balance, end of year	689,785	636,674	588,913
Total stockholders’ equity	$876,843	$802,156	$742,774	45,217	44,621	44,311

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
(Thousands)	2004	2003	2002

Cash provided by operating activities:
Net income	$86,071	$78,041	$79,830
Results of discontinued operations	(398)	160	1,325
Income from continuing operations	86,469	77,881	78,505
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	48,027	45,507	34,464
Stock compensation expense	5,874	4,628	3,936
Loss on sales of businesses	-	30	339
Distributions less than earnings of associated companies	(965)	(927)	(1,338)
Change in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in receivables	(3,925)	(1,387)	3,083
Decrease (increase) in inventories and other	(1,976)	2,414	(6,449)
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	3,337	(800)	(1,812)
Increase (decrease) in income taxes payable	(15,597)	11,450	(9,702)
Other	9,275	865	14,765
Net cash provided by operating activities	130,519	139,661	115,791
Cash required for investing activities:
Sales of temporary cash investments, net	-	-	211,221
Purchases of property and equipment	(19,214)	(15,880)	(13,441)
Acquisitions, net	(8,909)	(1,073)	(753,089)
Proceeds from sales of businesses	-	-	7,509
Other	1,035	4,410	407
Net cash required for investing activities	(27,088)	(12,543)	(547,393)
Cash provided by (required for) financing activities:
Proceeds from (payments on) notes payable, net	-	(3,000)	3,000
Payments on long-term debt	(185,600)	(141,100)	(46,100)
Purchases of common stock	(956)	(272)	(341)
Proceeds from long-term debt	94,000	40,000	279,000
Financing costs	-	-	(2,442)
Cash dividends paid	(26,383)	(37,792)	(22,542)
Other, primarily issuance of common stock	13,085	6,400	6,588
Net cash provided by (required for) financing activities	(105,854)	(135,764)	217,163
Net cash provided by (required for) discontinued operations	(631)	5,329	(43,349)
Net decrease in cash and cash equivalents	(3,054)	(3,317)	(257,788)
Cash and cash equivalents:
Beginning of year	11,064	14,381	272,169
End of year	$8,010	$11,064	$14,381

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

References to 2004, 2003 and 2002 mean the years ended September 30, 2004, 2003 and 2002, respectively.

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

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on the customer’s historical credit experience, payment trends and other economic factors, to the extent available.

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined primarily by the last-in, first-out method. Newsprint inventories at September 30, 2004 and 2003 are less than replacement cost by $3,142,000 and $2,439,000, respectively.

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and mailroom equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 – 49
Printing presses and mailroom equipment	4 – 28
Other	3 – 11

The Company capitalizes interest as a component of the cost of constructing major facilities.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	3 – 15
Customer lists	3 – 23
Newspaper subscriber lists	12 – 41
Other	10

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present.

Revenue Recognition

Advertising revenues are recorded when advertisements are placed in the publication and circulation revenues are recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers or advance payments for advertising.

Advertising Costs

Advertising costs are expensed as incurred.

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

Stock Compensation

The Company has three stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based Compensation, for stock-based employee compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company amortizes as compensation expense the value of restricted Common Stock, issued under a long-term incentive plan, by the straight-line method over the restriction period, which is generally one to three years.

Uninsured Risks

The Company is self-insured for health care and workers compensation costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts. Letters of credit totaling $3,670,000 at September 30, 2004 are outstanding in support of the Company’s insurance program.

The Company’s reserve for workers compensation claims is an estimate of the remaining liability for retained losses. The amount has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Discontinued Operations

In accordance with the provisions of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on properties sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented. Gains are recognized when realized.

2	ACQUISITIONS AND DIVESTITURES

Acquisitions

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York and cash totaling $2,215,000 for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications. In 2004 the Company also purchased five specialty publications at a cost of $6,694,000. The Company purchased three specialty publications at a cost of $1,073,000 in 2003. These acquisitions did not have a material effect on the Company’s Consolidated Financial Statements.

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

The unaudited pro forma consolidated income information for 2002, set forth below, presents results of operations as if the acquisitions of Howard and SCN had occurred at the beginning of 2002 and are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of 2002. Pro forma results for 2004 and 2003 are not presented because the impact of acquisitions in those years is not significant.

The amounts in the table below are adjusted for the 2004 divestitures of the Freeport, Illinois and Corning, New York daily newspapers and related specialty publications.

Year Ended September 30
(Thousands, Except Per Common Share Data) (Unaudited)	2002

Operating revenue	$633,340
Income from continuing operations	78,997

Earnings per common share from continuing operations:
Basic	$1.79
Diluted	1.78

The purchase price allocation for Howard, including SCN, the divested Freeport, Illinois and Corning, New York operations and direct costs of acquisitions, is as follows:

(Thousands)

Current assets	$24,501
Property and equipment	93,941
Goodwill	394,332
Other intangible assets	453,703
Total assets acquired	966,477
Current liabilities	27,237
Long-term liabilities	185,394
$753,846

Acquired intangible assets consist of the following:

(Thousands)	Amount	Weighted Average Amortization Period (Years)

Amortizable intangible assets:
Customer lists	$361,074	23
Newspaper subscriber lists	60,607	24
Noncompete agreements	6,000	3
	427,681	23
Nonamortized intangible assets:
Mastheads	26,022
	$453,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestitures

The Company sold several specialty publications in 2002. These transactions were initiated prior to the adoption of Statement 144 and, accordingly, results to the respective dates of sale and the gain or loss on sale are included in continuing operations. Proceeds from sales of properties or exchanges consist of the following:

Year Ended September 30
(Thousands)	2002

Noncash working capital	$ 492
Property and equipment	327
Intangible assets	7,029
7,848
Loss recognized on sales of businesses	(339)
$7,509

Subsequent Events

In October 2004 the Company exchanged an Internet service provider business for a weekly newspaper and separately purchased two specialty publications at a cost of $300,000. In December 2004 the Company purchased eleven weekly newspapers and specialty publications at a cost of $3,821,000.

3	DISCONTINUED OPERATIONS

In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York for two daily newspapers and eight weekly and specialty publications in Nevada and Idaho. The transaction resulted in an after tax loss of $228,000, which is recorded in discontinued operations in 2004.

The Company’s Flathead group of weekly newspapers in Montana was transferred as partial consideration for the purchase of the remaining 50% of SCN. The Company recognized an after-tax loss of $2,688,000 on the transfer of the Flathead newspapers, which is recorded in discontinued operations in 2002. The after-tax loss was reduced by $65,000 in 2004.

In 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. An additional after tax loss of approximately $20,000 was recognized in 2003.

Results for Freeport, Corning, Flathead and Ashland are recorded in discontinued operations for all periods presented in accordance with the provisions of Statement 144.

Income from discontinued operations consists of the following:

	Year Ended September 30
(Thousands)	2004	2003	2002

Operating revenue	$3,142	$9,408	$10,756

Income from, or gain (loss) on sale of, discontinued operations	2,305	260	(4,650)
Income tax expense (benefit)	2,703	100	(5,975)
	$(398)	$160	$1,325

Income tax expense (benefit) related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	Year Ended September 30
	2004	2003	2002

Computed “expected” income tax expense (benefit)	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	4.0	3.5	(3.8)
Resolution of tax issues	-	-	(86.0)
Other	78.3	-	(3.7)
	117.3%	38.5%	(128.5)%

Tax expense of $2,812,000 was recorded in results of discontinued operations in 2004 related primarily to nondeductible goodwill and basis differences in identified intangible assets associated with the February 2004 exchange transaction described above.

A $4,000,000 reduction of income tax expense has been recorded in results from discontinued operations in 2002, from changes in estimates related to state taxes on the sale of broadcasting operations.

The components of assets and liabilities of discontinued operations at September 30, 2003 are not significant.

4	INVESTMENTS IN ASSOCIATED COMPANIES

Madison Newspapers, Inc.

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 30
(Thousands)	2004	2003

ASSETS

Current assets	$17,526	$23,573
Investments and other assets	45,916	48,302
Property and equipment, net	15,318	15,847
	$78,760	$87,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities, excluding debt	$14,324	$13,568
Debt, including current maturities	17,060	29,844
Other	2,670	1,900
Stockholders’ equity	44,706	42,410
	$78,760	$87,722

	Year Ended September 30
(Thousands)	2004	2003	2002

Operating revenue	$118,287	$112,471	$106,527
Operating expenses, excluding depreciation and amortization	85,084	80,977	74,188
Operating income	28,101	26,410	27,703
Net income	17,046	16,106	16,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $9,994,000, $9,665,000 and $8,962,000 in 2004, 2003 and 2002, respectively. In 2003, the Company also received $694,000 for purchase of a software system.

Certain other information relating to the Company’s investment in MNI is as follows:

	September 30
(Thousands)	2004	2003

Company’s share of:
Stockholders’ equity	$22,353	$21,205
Undistributed earnings	22,103	20,955

In April 2002, a subsidiary of MNI acquired certain of the assets of Citizen Newspapers, LLC, which owned the Beaver Dam Daily Citizen and various other publications in Wisconsin. The purchase price was approximately $18,440,000.

CityXpress Corp

In April 2004 the Company converted its notes receivable from CityXpress Corp (CityXpress) to common stock. As a result the Company has a 36% ownership interest in CityXpress. The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

	Year Ended September 30
(Thousands)	2004	2003

Goodwill, beginning of period, as previously reported		$611,938
Goodwill, included in assets of discontinued operations		(4,600)
Goodwill, beginning of year, as reclassified	$606,411	607,338
Goodwill related to acquisitions	15,985	(927)
Goodwill, end of year	$622,396	$606,411

Identified intangible assets related to continuing operations consist of the following:

	September 30
(Thousands)	2004	2003

Nonamortized intangible assets:
Mastheads	$25,656	$24,915
Amortizable intangible assets:
Noncompete and consulting agreements	28,463	28,441
Less accumulated amortization	26,369	24,168
	2,094	4,273
Customer and newspaper subscriber lists	522,183	509,190
Less accumulated amortization	94,142	68,894
	428,041	440,296
	$455,791	$469,484

Annual amortization of intangible assets related to continuing operations for the five years ending September 2009 is estimated to be $25,113,000, $23,416,000, $23,353,000, $22,808,000, and $22,382,000, respectively.

6	DEBT

In conjunction with the acquisition of Howard, the Company entered into a five-year, $350,000,000 credit agreement dated as of March 28, 2002 among the Company, Bank of America, N.A. (BofA), as administrative agent, and the other lenders party thereto. The previously existing revolving credit agreement was simultaneously cancelled. The interest rate of the revolving loans at September 30, 2004 is, at the option of the Company, LIBOR plus 1.0% or a base rate equal to the greater of the federal funds rate plus 0.5% or the BofA prime rate. The weighted average interest rate on floating rate debt is 2.84% and 2.26% at September 30, 2004 and 2003, respectively.

Debt consists of the following:

	September 30
(Thousands)	2004	2003

2002 credit agreement	$100,000	$155,000
1998 Note Purchase Agreement, 6.14% to 6.64% due in varying amounts to 2013	113,600	150,200
	213,600	305,200
Less current maturities	11,600	36,600
	$202,000	$268,600

Aggregate maturities during the five years ending September 2009 are $11,600,000, $12,400,000, $112,400,000, $12,400,000 and $12,400,000, respectively.

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2004, the Company was in compliance with these covenants.

7	RETIREMENT PLANS

Substantially all the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $18,692,000 in 2004, $16,962,000 in 2003, and $13,829,000 in 2002.

The Company is obligated under an unfunded plan to provide certain fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $3,152,000 and $3,317,000 at September 30, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has three stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of Statement 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, as amended by Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Total stock compensation expense is $5,874,000, $4,628,000 and $3,936,000 in 2004, 2003, and 2002, respectively.

Stock Options and Restricted Stock

The Company has reserved 3,271,000 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 1.7% to 2.0%; price volatility of 21.2% to 29.8%; risk-free interest rates based upon the life of the option ranging from 2.3% to 4.7%; and expected lives based upon the life of the option ranging from 4.1 to 9.3 years.

A summary of stock option activity is as follows:

	Number of Shares
(Thousands)	2004	2003	2002

Under option, beginning of year	1,177	1,049	967
Granted	245	301	300
Exercised	(481)	(165)	(174)
Canceled	(20)	(8)	(44)
Under option, end of year	921	1,177	1,049

Exercisable, end of year	368	579	530

Weighted average prices of options are as follows:

	2004	2003	2002

Granted	$44.25	$32.52	$35.58
Exercised	27.14	25.66	25.77
Under option, end of year	35.65	30.39	29.04
Fair value of options granted	9.35	7.39	9.74

A summary of options outstanding at September 30, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15 to 20	2,600	0.6	$18.34	2,600	$18.34
20 to 25	8,200	2.1	21.50	8,200	21.50
25 to 30	113,300	4.8	27.60	113,300	27.60
30 to 35	307,700	7.4	32.47	104,500	32.38
35 to 40	249,600	7.1	35.56	139,400	35.58
40 to 45	184,600	8.8	43.22	-	-
45 to 50	55,600	1.6	47.75	-	-
	921,600	6.9	$35.65	368,000	$31.78

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within three years of the grant date for reasons other than normal retirement, death or disability. In 2004, 2003 and 2002, the Company granted 100,000, 71,000 and 58,000 shares, respectively, of restricted Common Stock to employees. At September 30, 2004, 219,400 shares of restricted Common Stock were outstanding.

At September 30, 2004, 2,349,000 shares are available for granting of stock options or issuance of restricted Common Stock.

In November 2004, 139,600 options were granted at an exercise price of $47.64 per share and 109,500 shares of restricted Common Stock were issued.

Stock Purchase Plan

The Company has 761,000 shares of Common Stock available for issuance pursuant to an employee stock purchase plan. April 30, 2005 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The weighted-average fair values of purchase rights granted in 2004, 2003 and 2002, computed using the Black-Scholes option-pricing model, are $9.28, $8.35 and $9.23, respectively.

In 2004, 2003 and 2002 employees purchased 88,000, 76,000 and 63,000 shares, respectively, at a price of $30.25 in 2004, $30.08 in 2003 and $26.44 in 2002.

10	INCOME TAXES

Income tax expense consists of the following:

	Year Ended September 30
(Thousands)	2004	2003	2002

Current:
Federal	$36,048	$43,116	$13,115
State	5,868	7,183	5,832
Deferred	8,979	(6,851)	4,202
	$50,895	$43,448	$23,149

Continuing operations	$48,192	$43,348	$29,124
Discontinued operations	2,703	100	(5,975)
	$50,895	$43,448	$23,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended September 30
	2004	2003	2002

Computed “expected” income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.1	3.8
Net income of associated companies taxed at dividend rates	(1.8)	(1.9)	(2.5)
Resolution of tax issues	(0.9)	-	(9.4)
Other	0.4	0.6	0.2
	35.8%	35.8%	27.1%

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

Substantial deferred income tax liabilities were recorded in 2002 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

	September 30
(Thousands)	2004	2003

Deferred income tax liabilities:
Property and equipment	$32,675	$25,559
Equity in undistributed earnings of affiliates	2,056	1,650
Identifiable intangible assets	181,744	178,031
Other	-	1,567
	216,475	206,807

Deferred income tax assets:
Accrued compensation	7,203	6,403
Allowance for doubtful accounts	3,517	3,258
Other	2,482	2,852
	13,202	12,513
Net deferred income tax liabilities	$203,273	$194,294

Net deferred income tax liabilities have been classified in the accompanying Consolidated Balance Sheets as follows:

	September 30
(Thousands)	2004	2003

Current assets	$6,646	$5,431
Less non-current liabilities	209,919	199,725
Net deferred income tax liabilities	$203,273	$194,294

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Equity securities totaling $4,871,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of The Capital Times Company, are carried at cost, as the fair value is not readily determinable. The fair value of floating rate debt approximates the carrying amount.

The fair value of the Company’s fixed rate debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company’s fixed rate debt are as follows:

	September 30
(Thousands)	2004	2003

Carrying amount	$113,600	$150,200
Fair value	124,200	164,000

12	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended September 30
(Thousands, Except Per Common Share Data)	2004	2003	2002

Income (loss) applicable to common stock:
Continuing operations	$86,469	$77,881	$78,505
Discontinued operations	(398)	160	1,325
Net income	$86,071	$78,041	$79,830

Weighted average common shares	45,010	44,478	44,204
Less non-vested restricted Common Stock	218	162	117
Basic average common shares	44,792	44,316	44,087
Dilutive stock options and restricted Common Stock	300	197	264
Diluted average common shares	45,092	44,513	44,351

Earnings per common share:
Basic:
Continuing operations	$1.93	$1.76	$1.78
Discontinued operations	(0.01)	-	0.03
Net income	$1.92	$1.76	$1.81

Diluted:
Continuing operations	$1.92	$1.75	$1.77
Discontinued operations	(0.01)	-	0.03
Net income	$1.91	$1.75	$1.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13	OTHER INFORMATION

Compensation and other accrued liabilities related to continuing operations consist of the following:

	September 30
(Thousands)	2004	2003

Compensation	$18,740	$16,457
Retirement and stock purchase plans	8,076	8,376
Interest	171	141
Other	10,043	8,033
	$37,030	$33,007

Cash flow information is as follows:

	Year Ended September 30
(Thousands)	2004	2003	2002

Cash payments for:
Interest	$11,489	$16,393	$18,881
Income taxes, net of refunds	56,228	31,063	65,485
Capital expenditures related to discontinued operations	-	183	221

14	VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying account information related to continuing operations is as follows:

	Year Ended September 30
(Thousands)	2004	2003	2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of year	$5,527	$5,955	$4,328
Additions charged to expense	4,027	2,897	2,679
Reserves of businesses acquired or sold	31	-	2,355
Deductions from reserves	(3,211)	(3,325)	(3,407)
Balance, end of year	$6,374	$5,527	$5,955

ALLOWANCE FOR LOSSES ON LOANS

Balance, beginning of year	$2,827	$2,710	$2,522
Additions charged to expense	57	117	188
Conversion of loans to equity	(2,884)	-	-
Balance, end of year	$-	$2,827	$2,710

15	RELATED PARTY TRANSACTIONS

In 2002, the Company accrued a $1,000,000 contribution to Lee Foundation, the directors of which are officers of the Company. The contribution was paid in 2003. Lee Foundation supports not-for-profit organizations in the communities in which newspapers and other publications of the Company are located. Company officers receive no compensation from Lee Foundation.

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $95,000 in 2004, $112,000 in 2003 and $76,000 in 2002. A director of the Company is an officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

16	COMMITMENTS AND CONTINGENT LIABILITIES

Newsprint

In 2002, the Company entered into a four-year contract for the annual purchase of 45,000 metric tons of newsprint, at market prices, from a single supplier. The commitment represents approximately one-third of the Company’s annual volume, inclusive of MNI. The commitment is reduced to the extent it exceeds 75% of the Company’s annual usage. The Company has other newsprint commitments, for amounts totaling up to 71,000 metric tons per year, at market prices, with other suppliers, expiring at various dates through 2006.

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced by other leases. Minimum lease payments during the five years ending September 2009 and thereafter are $2,462,000, $1,916,000, $1,515,000, $1,156,000, $947,000, and $8,607,000, respectively. Total operating lease expense is $3,279,000, $3,030,000, and $2,542,000, in 2004, 2003, and 2002, respectively.

Income Taxes

The Company files income tax returns with the Internal Revenue Service and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The primary issues in audits currently in process relate to the appropriate determination of gains, and allocation to the various taxing authorities thereof, on businesses sold in 2001 and 1997. The Company may also be subject to claims for transferee income tax liability related to businesses acquired in 2000. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2004
Operating revenue	$172,984	$160,344	$175,966	$174,030
Income from continuing operations	24,397	16,272	24,552	21,248
Discontinued operations	82	(458)	(88)	66
Net income	24,479	15,814	24,464	21,314

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.36	$0.55	$0.47
Discontinued operations	-	(0.01)	-	-
Net income	$0.55	$0.35	$0.55	$0.47

Diluted:
Income from continuing operations	$0.54	$0.36	$0.54	$0.47
Discontinued operations	-	(0.01)	-	-
Net income	$0.55	$0.35	$0.54	$0.47

2003
Operating revenue	$167,294	$152,290	$164,964	$162,785
Income from continuing operations	22,353	14,602	21,404	19,522
Discontinued operations	105	22	54	(21)
Net income	22,458	14,624	21,458	19,501

Earnings per common share:
Basic:
Continuing operations	$0.51	$0.33	$0.48	$0.44
Discontinued operations	-	-	-	-
Net income	$0.51	$0.33	$0.48	$0.44

Diluted:
Continuing operations	$0.50	$0.33	$0.48	$0.44
Discontinued operations	-	-	-	-
Net income	$0.51	$0.33	$0.48	$0.44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated

 and subsidiaries

Davenport, Iowa

We have audited the accompanying Consolidated Balance Sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2004 and 2003, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Davenport, Iowa

December 10, 2004

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

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, which has provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company’s systems and procedures and performing such other audit tests as deemed necessary.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets regularly with management and the independent accounting firm to review the results of their work and to satisfy itself that their respective responsibilities are being properly discharged. The independent accounting firm has full and free access to the Audit Committee and has regular discussions with the Committee regarding appropriate auditing and financial reporting matters.

Mary E. Junck

Chairman, President and Chief Executive Officer

Carl G. Schmidt

Vice President, Chief Financial Officer and Treasurer

December 14, 2004