Form 10-K/A
period 2004-09-30
LEE ENTERPRISES INC
filed 2005-01-18
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Lee Enterprises, Incorporated (the “Company”) is filing this Form 10-K/A to correct its Form 10-K for the fiscal year ended September 30, 2004, as described more fully below:

(i) the number of shares of Common Stock reserved for issuance to employees under the incentive and nonstatutory stock option and restricted stock plan approved by stockholders described in Part II, Item 8, Note 9 to the Consolidated Financial Statements under “Stock Options and Restricted Stock” should state “1,640,000” rather than “3,271,000” and such change is reflected in the complete text set forth below;

(ii) the number of shares of Common Stock available for granting of stock options or issuance of restricted Common Stock at September 30, 2004 described in Part II, Item 8, Note 9 to the Consolidated Financial Statements under “Stock Options and Restricted Stock” should state “718,300” rather than “2,349,000” and such change is reflected in the complete text set forth below;

(iii) the column captioned “Number Of Securities Remaining Available For Future Issuance” to the equity compensation plans table as of September 30, 2004 in Part III, Item 12 should state “718,273” rather than “3,270,633” and such change is reflected in the complete text set forth below; and

(iv) the cross reference in the second sentence of Section 5 of the Lee Enterprises, Incorporated Incentive Compensation Program included as Exhibit 10.11 should state “section 4(d)” rather than “section 4(c)” and such change is reflected in the complete text of Exhibit 10.11 filed herewith.

With the exception of the foregoing corrections, no other information in the Form 10-K for the fiscal year ended September 30, 2004 has been corrected or amended in this Form 10-K/A.

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
River Valley Newspaper Group
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

Information as of September 30, 2004 with respect to equity compensation plans is as follows:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders (1)(2)	921,604	$35.65	718,273

(1)	1990 Long-Term Incentive Plan.
(2)	Excludes purchase rights accruing under the Company’s Employees’ Stock Purchase Plan (Purchase Plan), which has a stockholder approved reserve of 761,000 shares. Under the Purchase Plan, each eligible employee may purchase shares up to 5% of base compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower of the average of the high and low market price on either the first or last business day of the plan year.

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
Mark Vittert

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this amended Annual Report on Form 10-K/A.

Number	Description
2.1 *	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)

2.2 *	Escrow Agreement by and among Lee Enterprises, Incorporated, and HPI Indemnifying Stockholders listed on Schedule I attached thereto, and Wells Fargo Iowa, N.A. as Escrow Agent dated as of April 1, 2002 (Exhibit 2.2 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)

3.1 *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of November 14, 2002 (Exhibit 3.1 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

3.2 *	Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Quarter Ended March 31, 2002)

4 *	Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1 to Current Report on Form 8-A filed on May 7, 1998)

10.1 +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit A to Schedule 14A Definitive Proxy Statement for 1998)

10.1.1a +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit 10.1a to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

10.1.2a +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Current Report on Form 8-K dated November 19, 2004 and filed on November 26, 2004)

10.2 +*	Lee Enterprises, Incorporated Amended and Restated 1977 Employees’ Stock Purchase Plan as amended February 1, 1996 (Exhibit B to Schedule 14A Definitive Proxy Statement for 1996)

10.3 +*	Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)

10.4 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

10.5 +*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998)

10.6 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Annual Report on Form 10-K for the Fiscal Year Ended September 30,1998)

10.7 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.8 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.9 +*	Lee Enterprises Incorporated Annual Incentive Bonus Program (Appendix B to Schedule 14A Definitive Proxy Statement for 2004) (1)

10.10 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Current Report on Form 8-K dated November 19, 2004 and filed on November 26, 2004)

10.11 +	Lee Enterprises, Incorporated Incentive Compensation Program (2)

21*	Subsidiaries and associated companies (Exhibit 21 to Form 10-K for the Fiscal Year Ended September 30, 2004)

23	Consent of Deloitte & Touche LLP

24*	Power of Attorney (Exhibit 24 to Form 10-K for the Fiscal Year Ended September 30, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Note Purchase Agreement by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99 to Current Report on Form 8-K dated March 31, 1998 and filed on April 23, 1998)

99.1a *	First Amendment to the Note Purchase Agreement, dated as of August 30, 2001, by and among Lee Enterprises, Incorporated and the Purchasers named therein dated as of March 15, 1998 (Exhibit 99.1 to Current Report on Form 8-K dated September 5, 2001 and filed on September 5, 2001)

99.2 *	Credit Agreement among Lee Enterprises, Incorporated, Bank of America, N.A., as Administrative Agent and other lenders party thereto dated as of March 28, 2002 (Exhibit 99 to Current Report on Form 8-K dated April 1, 2002 and filed on April 2, 2002)
(1)	Will be superseded by the Lee Enterprises, Incorporated Incentive Compensation Program if it is approved at the Company’s Annual Meeting of Stockholders to be held on February 23, 2005.

(2)	Approved by the Executive Compensation Committee of the Company’s Board of Directors on November 19, 2004 subject to approval at the Company’s Annual Meeting of Stockholders to be held on February 23, 2005.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
(Thousands, Except Per Common Share Data)	2004	2003	2002

Operating revenue:
Advertising	$506,749	$475,280	$374,104
Circulation	130,552	130,197	104,089
Other	46,023	41,856	40,375
	683,324	647,333	518,568
Operating expenses:
Compensation	276,204	267,456	206,908
Newsprint and ink	63,502	56,955	43,327
Depreciation	20,578	18,532	17,952
Amortization of intangible assets	27,449	26,975	16,512
Other operating expenses	157,377	147,775	124,519
	545,110	517,693	409,218
Operating income, before equity in net income of associated companies	138,214	129,640	109,350
Equity in net income of associated companies	8,340	8,053	9,057
Operating income	146,554	137,693	118,407
Non-operating income (expense):
Financial income	1,066	1,120	6,007
Financial expense	(12,665)	(16,535)	(15,777)
Loss on sales of businesses	-	(14)	(339)
Other, net	(294)	(1,035)	(669)
	(11,893)	(16,464)	(10,778)
Income from continuing operations before income taxes	134,661	121,229	107,629
Income tax expense	48,192	43,348	29,124
Income from continuing operations	86,469	77,881	78,505
Discontinued operations:
Gain (loss) from discontinued operations, net of income tax effect	(149)	180	203
Gain (loss) on disposition, net of income tax effect	(249)	(20)	1,122
	(398)	160	1,325
Net income	$86,071	$78,041	$79,830

Earnings per common share:
Basic:
Continuing operations	$1.93	$1.76	$1.78
Discontinued operations	(0.01)	-	0.03
Net income	$1.92	$1.76	$1.81

Diluted:
Continuing operations	$1.92	$1.75	$1.77
Discontinued operations	(0.01)	-	0.03
Net income	$1.91	$1.75	$1.80

Dividends per common share	$0.72	$0.68	$0.68

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30
(Thousands, Except Per Share Data)	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$8,010	$11,064
Accounts receivable, less allowance for doubtful accounts:
2004 $6,374; 2003 $5,527	62,749	58,050
Receivable from associated companies	1,563	1,500
Inventories	10,772	9,413
Deferred income taxes	6,646	5,431
Other	3,117	3,548
Assets of discontinued operations	-	25,203
	92,857	114,209
Investments:
Associated companies	23,483	21,205
Other	9,608	8,267
	33,091	29,472
Property and equipment:
Land and improvements	21,440	21,046
Buildings and improvements	106,878	95,279
Equipment	239,115	238,431
	367,433	354,756
Less accumulated depreciation	169,412	156,639
	198,021	198,117
Goodwill	622,396	606,411
Other intangible assets	455,791	469,484
Other	1,688	3,684

	$1,403,844	$1,421,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 30
	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$11,600	$36,600
Accounts payable	19,191	19,790
Compensation and other accrued liabilities	37,030	33,007
Income taxes payable	3,768	16,553
Dividends payable	6,066	-
Liabilities of discontinued operations	-	8,675
Unearned revenue	27,826	27,291
	105,481	141,916
Long-term debt, net of current maturities	202,000	268,600
Deferred items:
Retirement and compensation	9,139	8,159
Income taxes	209,919	199,725
Other	462	821
	527,001	619,221
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 60,000 shares; issued and outstanding:	74,056	70,994
2004 37,028 shares;
2003 35,497 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	16,378	18,248
2004 8,189 shares;
2003 9,124 shares
Additional paid-in capital	100,537	78,697
Unearned compensation	(3,913)	(2,457)
Retained earnings	689,785	636,674
	876,843	802,156
	$1,403,844	$1,421,377

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended September 30
	Amount			Shares
(Thousands, Except Per Common Share Data)	2004	2003	2002	2004	2003	2002

Common Stock:	$70,994	$69,242	$67,318	35,497	34,621	33,659
Balance, beginning of year
Conversion from Class B Common Stock	1,870	1,132	1,378	935	566	689
Shares issued	1,228	638	580	614	319	290
Shares reacquired	(36)	(18)	(34)	(18)	(9)	(17)
Balance, end of year	74,056	70,994	69,242	37,028	35,497	34,621

Class B Common Stock:
Balance, beginning of year	18,248	19,380	20,758	9,124	9,690	10,379
Conversion to Common Stock	(1,870)	(1,132)	(1,378)	(935)	(566)	(689)
Balance, end of year	16,378	18,248	19,380	8,189	9,124	9,690

Additional paid-in capital:
Balance, beginning of year	78,697	67,084	57,037
Stock option expense	3,285	2,954	2,809
Tax benefit of stock options exercised	2,509	399	327
Shares issued	16,046	8,260	6,911
Balance, end of year	100,537	78,697	67,084

Unearned compensation:
Balance, beginning of year	(2,457)	(1,845)	(1,130)
Restricted shares issued	(4,327)	(2,309)	(2,067)
Restricted shares canceled	164	9	92
Amortization	2,707	1,688	1,260
Balance, end of year	(3,913)	(2,457)	(1,845)

Retained earnings:
Balance, beginning of year	636,674	588,913	539,210
Net income	86,071	78,041	79,830
Cash dividends per common share	(32,449)	(30,259)	(30,075)
Shares reacquired	(511)	(21)	(52)
Balance, end of year	689,785	636,674	588,913
Total stockholders’ equity	$876,843	$802,156	$742,774	45,217	44,621	44,311

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
(Thousands)	2004	2003	2002

Cash provided by operating activities:
Net income	$86,071	$78,041	$79,830
Results of discontinued operations	(398)	160	1,325
Income from continuing operations	86,469	77,881	78,505
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	48,027	45,507	34,464
Stock compensation expense	5,874	4,628	3,936
Loss on sales of businesses	-	30	339
Distributions less than earnings of associated companies	(965)	(927)	(1,338)
Change in operating assets and liabilities, net of effects from business acquisitions:
Decrease (increase) in receivables	(3,925)	(1,387)	3,083
Decrease (increase) in inventories and other	(1,976)	2,414	(6,449)
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	3,337	(800)	(1,812)
Increase (decrease) in income taxes payable	(15,597)	11,450	(9,702)
Other	9,275	865	14,765
Net cash provided by operating activities	130,519	139,661	115,791
Cash required for investing activities:
Sales of temporary cash investments, net	-	-	211,221
Purchases of property and equipment	(19,214)	(15,880)	(13,441)
Acquisitions, net	(8,909)	(1,073)	(753,089)
Proceeds from sales of businesses	-	-	7,509
Other	1,035	4,410	407
Net cash required for investing activities	(27,088)	(12,543)	(547,393)
Cash provided by (required for) financing activities:
Proceeds from (payments on) notes payable, net	-	(3,000)	3,000
Payments on long-term debt	(185,600)	(141,100)	(46,100)
Purchases of common stock	(956)	(272)	(341)
Proceeds from long-term debt	94,000	40,000	279,000
Financing costs	-	-	(2,442)
Cash dividends paid	(26,383)	(37,792)	(22,542)
Other, primarily issuance of common stock	13,085	6,400	6,588
Net cash provided by (required for) financing activities	(105,854)	(135,764)	217,163
Net cash provided by (required for) discontinued operations	(631)	5,329	(43,349)
Net decrease in cash and cash equivalents	(3,054)	(3,317)	(257,788)
Cash and cash equivalents:
Beginning of year	11,064	14,381	272,169
End of year	$8,010	$11,064	$14,381

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

(Thousands, Except Per Common Share Data) (Unaudited)	Year Ended September 30 2002

Operating revenue	$633,340
Income from continuing operations	78,997

Earnings per common share from continuing operations:
Basic	$1.79
Diluted	1.78

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
	$453,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestitures

The Company sold several specialty publications in 2002. These transactions were initiated prior to the adoption of Statement 144 and, accordingly, results to the respective dates of sale and the gain or loss on sale are included in continuing operations. Proceeds from sales of properties or exchanges consist of the following:

(Thousands)	Year Ended September 30 2002

Noncash working capital	$ 492
Property and equipment	327
Intangible assets	7,029
7,848
Loss recognized on sales of businesses	(339)
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

In 2002, the Company completed the sale of its Ashland, Oregon, daily newspaper. The transaction resulted in an after-tax loss on sale of $300,000, which is recorded in discontinued operations in 2002. An additional after-tax loss of approximately $20,000 was recognized in 2003.

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

Stock Options and Restricted Stock

The Company has reserved 1,640,000 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options have been granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 1.7% to 2.0%; price volatility of 21.2% to 29.8%; risk-free interest rates based upon the life of the option ranging from 2.3% to 4.7%; and expected lives based upon the life of the option ranging from 4.1 to 9.3 years.

A summary of stock option activity is as follows:

	Number of Shares
	Year Ended September 30
(Thousands)	2004	2003	2002

Under option, beginning of year	1,177	1,049	967
Granted	245	301	300
Exercised	(481)	(165)	(174)
Canceled	(20)	(8)	(44)
Under option, end of year	921	1,177	1,049

Exercisable, end of year	368	579	530
Weighted average prices of options are as follows:
	Year Ended September 30
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

At September 30, 2004, 718,300 shares are available for granting of stock options or issuance of restricted Common Stock.

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