Form 10-Q
period 2004-12-31
LEE ENTERPRISES INC
filed 2005-02-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of December 31, 2004, 38,166,692 shares of Common Stock and 7,201,097 shares of Class B Common Stock of the Registrant were outstanding.

LEE ENTERPRISES, INCORPORATED

TABLE OF CONTENTS			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income - Three months ended December 31, 2004 and 2003	1

		Consolidated Balance Sheets - December 31, 2004 and September 30, 2004	2

		Consolidated Statements of Cash Flows - Three months ended December 31, 2004 and 2003	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 2(e).	Issuer Purchases of Equity Securities	14

	Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES			14

EXHIBITS

	31	Rule 13a-14(a)/15d-14(a) Certifications

	32	Section 1350 Certification

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31
(Thousands, Except Per Common Share Data)	2004	2003

Operating revenue:
Advertising	$139,793	$128,930
Circulation	32,452	32,980
Other	11,839	11,074
	184,084	172,984
Operating expenses:
Compensation	71,729	68,384
Newsprint and ink	16,827	15,680
Depreciation	4,945	4,559
Amortization of intangible assets	6,561	6,756
Other operating expenses	41,119	38,018
	141,181	133,397
Operating income, before equity in net income of associated companies	42,903	39,587
Equity in net income of associated companies	2,593	2,292
Operating income	45,496	41,879
Nonoperating income (expense), net:
Financial income	278	298
Financial expense	(2,839)	(3,537)
Other, net	—	(28)
	(2,561)	(3,267)
Income from continuing operations before income taxes	42,935	38,612
Income tax expense	15,924	14,215
Income from continuing operations	27,011	24,397
Discontinued operations:
Income from discontinued operations, net of income tax effect	—	82
Net income	$27,011	$24,479

Earnings per common share:
Basic:
Continuing operations	$0.60	$0.55
Discontinued operations	—	—
Net income	$0.60	$0.55

Diluted:
Continuing operations	$0.60	$0.54
Discontinued operations	—	—
Net income	$0.60	$0.55

Dividends per common share	$0.18	$0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	December 31 2004	September 30 2004

ASSETS
Current assets:
Cash and cash equivalents	$12,891	$8,010
Accounts receivable, net	67,994	62,749
Receivable from associated companies	—	1,563
Inventories	10,052	10,772
Other	9,340	9,763
Total current assets	100,277	92,857
Investments	33,496	33,091
Property and equipment, net	196,841	198,021
Goodwill	623,968	622,396
Other intangible assets	451,840	455,791
Other	1,540	1,688
	$1,407,962	$1,403,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,600	$11,600
Accounts payable	20,242	19,191
Compensation and other accrued liabilities	27,849	37,030
Income taxes payable	11,136	3,768
Dividends payable	6,342	6,066
Unearned revenue	28,031	27,826
Total current liabilities	105,200	105,481
Long-term debt, net of current maturities	185,000	202,000
Deferred items	218,954	219,058
Other	555	462
	509,709	527,001
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares: none issued	—	—
Common Stock, $2 par value; authorized 60,000 shares; issued and outstanding:	76,334	74,056
December 31, 2004 38,167 shares;
September 30, 2004 37,028 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	14,402	16,378
December 31, 2004 7,201 shares;
September 30, 2004 8,189 shares
Additional paid-in capital	108,051	100,537
Unearned compensation	(9,164)	(3,913)
Retained earnings	708,630	689,785
	898,253	876,843
	$1,407,962	$1,403,844

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31
(Thousands)	2004	2003

Cash provided by operating activities:
Net income	$27,011	$24,479
Results of discontinued operations	—	82
Income from continuing operations	27,011	24,397
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	11,506	11,315
Stock compensation expense	1,637	1,325
Distributions less than current earnings of associated companies	95	396
Other, net	(3,045)	(7,603)
Net cash provided by operating activities	37,204	29,830
Cash required for investing activities:
Purchases of property and equipment	(3,415)	(4,093)
Acquisitions, net	(4,518)	—
Proceeds from sales of assets	126	129
Other	(523)	(400)
Net cash required for investing activities	(8,330)	(4,364)
Cash required for financing activities:
Payments on notes payable	—	—
Proceeds from long-term debt	5,000	11,000
Payments on long-term debt	(22,000)	(41,000)
Common stock transactions	896	5,478
Cash dividends paid	(7,889)	(2,200)
Net cash required for financing activities	(23,993)	(26,722)

Net cash provided by discontinued operations	—	245
Net increase (decrease) in cash and cash equivalents	4,881	(1,011)

Cash and cash equivalents:
Beginning of period	8,010	11,064
End of period	$12,891	$10,053

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	Basis of Presentation

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2004 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A.

Because of seasonal and other factors, the results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2	Acquisitions and Divestitures

In October 2004, the Company purchased two specialty publications at a cost of $309,000, made final working capital payments of $301,000 related to a specialty publication purchased in July 2004 and exchanged an Internet service provider business for a weekly newspaper. In December 2004, the Company purchased eight specialty publications at a cost of $3,908,000. All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

On January 29, 2005, the Company and LP Acquisition Corp., a wholly-owned subsidiary (the Purchaser), entered into an Agreement and Plan of Merger (the Merger Agreement) with Pulitzer Inc. (Pulitzer). The Merger Agreement provides for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64 per share. The total value of the transaction, including assumption of $306,000,000 of existing debt of Pulitzer, is approximately $1.46 billion. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications.

The Merger will effect a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer will become a wholly-owned subsidiary of the Company, the directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.

Consummation of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by the required vote of Pultizer’s stockholders and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement includes customary representations, warranties and covenants by Pultizer, including covenants (i) to cause a stockholders’ meeting to be called and held as soon as reasonably practicable to vote on the adoption of the Merger Agreement, (ii) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for Pulitzer’s board of directors not to withdraw or modify its recommendation that the stockholders vote to adopt the Merger Agreement. The Merger Agreement contains certain termination rights for both Pulitzer and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, Pulitzer may be required to pay the Company a fee of up to $55,000,000.

In connection with the Merger, Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., SunTrust Bank and SunTrust Capital Markets, Inc. have provided the Company a Senior Secured Financing Commitment Letter dated January 29, 2005 (the Commitment Letter). The Commitment Letter contemplates, on the terms and conditions provided therein, an aggregate of $1.55 billion of bank senior secured financing, substantially all of the proceeds of which will be used to fund the Merger and refinance existing debt. The Commitment Letter contains a $450,000,000 Revolving Loan for a term of seven years, an $800,000,000 Term Loan A for a term of seven years and a $300,000,000 Term Loan B for a term of eight years. Interest rates float based on LIBOR and, in the case of the Revolving Loan and Term Loan A, based on the Company’s leverage ratio, as defined in the Commitment Letter. The Commitment Letter contains other customary terms and covenants.

Results of Freeport, Illinois and Corning, New York, which were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications in February 2004, have been classified as discontinued operations for all periods presented.

Results from discontinued operations consist of the following:

(Thousands)	Three Months Ended December 31 2003

Operating revenue	$2,517

Income from, and gain on sale of, discontinued operations	134
Income tax expense	52
$ 82

3	Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended December 31
(Thousands)	2004	2003

Operating revenue	$31,903	$30,415
Operating expenses, excluding depreciation and amortization	21,881	21,309
Depreciation and amortization	1,310	1,488
Operating income	8,712	7,618
Net income	5,252	4,584

Debt of MNI totaled $19,429,000 and $17,060,000 at December 31, 2004 and September 30, 2004, respectively.

The Company has a 36% ownership interest in CityXpress Corp (CityXpress). The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

4	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Three Months Ended December 31 2004

Goodwill, beginning of period	$622,396
Goodwill related to acquisitions	2,355
Goodwill related to divestitures	(783)
Goodwill, end of period	$623,968

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	December 31 2004	September 30 2004

Nonamortized intangible assets:
Mastheads	$25,777	$25,656
Amortizable intangible assets:
Noncompete and consulting agreements	28,663	28,463
Less accumulated amortization	26,930	26,369
	1,733	2,094
Customer and newspaper subscriber lists	524,472	522,183
Less accumulated amortization	100,142	94,142
	424,330	428,041
	$451,840	$455,791

Annual amortization of intangible assets related to continuing operations for the five years ending December 2009 is estimated to be $24,630,000, $23,597,000, $23,431,000, $22,759,000 and $22,426,000, respectively.

5	Stock Ownership Plans

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Common Share Data)	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	921	$35.65
Granted	140	47.64
Exercised	(47)	29.90
Cancelled	(4)	36.94
Outstanding at December 31, 2004	1,010	$37.56

Options to purchase 1,119,000 shares of Common Stock with a weighted average exercise price of $33.40 per share were outstanding at December 31, 2003.

In November 2004, 40,000 shares of restricted Common Stock granted to the Company’s Chief Executive Officer in November 2003 and 35,000 shares of restricted Common Stock granted in November 2002 were cancelled and reissued. The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights, dividends and timing of vesting. The value per share upon vesting is unchanged. Vesting of the cancelled shares was not dependent upon future performance of the Company. The reissued shares vest only if specified performance criteria are met. If the specified performance is exceeded, up to 15,000 additional shares of restricted Common Stock may be issued. The Company believes the reissued shares meet the criteria for performance-based compensation under Section 162(m) of the Internal Revenue Code. Due to increases in the price of the Company’s Common Stock from the original grant dates, the reissued shares have a fair market value in excess of the cancelled shares in the amount of $706,000.

6	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31
(Thousands, Except Per Common Share Data)	2004	2003

Income (loss) applicable to common stock:
Continuing operations	$27,011	$24,397
Discontinued operations	—	82
Net income	$27,011	$24,479

Weighted average common shares	45,291	44,778
Less non-vested restricted stock	264	205

Basic average common shares	45,027	44,573
Dilutive stock options and restricted stock	216	267
Diluted average common shares	45,243	44,840

Earnings per common share:
Basic:
Continuing operations	$0.60	$0.55
Discontinued operations	—	—
Net income	$0.60	$0.55

Diluted:
Continuing operations	$0.60	$0.54
Discontinued operations	—	—
Net income	$0.60	$0.55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months ended December 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2004 Annual Report on Form 10-K, as amended.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

	Three Months Ended December 31
(Thousands)	2004	2003

Operating cash flow	$54,409	$50,902
Depreciation and amortization	11,506	11,315
Operating income, before equity in net income of associated companies	42,903	39,587
Equity in net income of associated companies	2,593	2,292
Operating income	$45,496	$41,879

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

The Company files income tax returns with the Internal Revenue Service and various state tax jurisdictions. From time to time the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters.

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

Almost 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation through internal expansion into contiguous markets, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications that expand the Company’s operating revenue.

Results for the three months ended December 31, 2004 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment, both of which positively influenced advertising revenue.

THREE MONTHS ENDED DECEMBER 31, 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended December 31		Percent Change
(Thousands, Except Per Common Share Data)	2004	2003	Total	Same Property

Advertising revenue:
Retail	$83,344	$79,331	5.1%	3.1%
National	6,543	4,686	39.6	22.8
Classified:
Daily newspapers:
Employment	10,805	9,180	17.7	17.0
Automotive	9,868	10,048	(1.8)	(1.9)
Real estate	8,790	7,998	9.9	9.5
All other	6,106	5,719	6.8	4.5
Other publications	8,548	7,579	12.8	5.1
Total classified	44,117	40,524	8.9	6.9
Niche publications	2,666	2,094	27.3	16.0
Online	3,123	2,295	36.1	35.4
Total advertising revenue	139,793	128,930	8.4	5.8
Circulation	32,452	32,980	(1.6)	(2.6)
Commercial printing	5,380	4,863	10.6	8.5
Online services and other	6,459	6,211	4.0	11.0
Total operating revenue	184,084	172,984	6.4	4.4
Compensation	71,729	68,384	4.9	3.6
Newsprint and ink	16,827	15,680	7.3	7.5
Other operating expenses	41,119	38,018	8.2	4.6
	129,675	122,082	6.2	4.4
Operating cash flow	54,409	50,902	6.9	4.5
Depreciation and amortization	11,506	11,315	1.7	(1.9)
Operating income, before equity in net income of associated companies	42,903	39,587	8.4	6.0
Equity in net income of associated companies	2,593	2,292	13.1	NA
Operating income	45,496	41,879	8.6	NA
Non-operating expense, net	(2,561)	(3,267)	(21.6)	NA
Income from continuing operations before income taxes	42,935	38,612	11.2	NA
Income tax expense	15,924	14,215	12.0	NA
Income from continuing operations	$27,011	$24,397	10.7%	NA

Earnings per common share:
Basic	$0.60	$0.55	9.1%	NA
Diluted	0.60	0.54	11.1	NA

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended December 31, 2004 had the same number of Sundays as the prior year quarter.

In total, acquisitions accounted for $3,850,000 of revenue and $3,038,000 of operating expenses other than depreciation and amortization in the three months ended December 31, 2004.

Advertising Revenue

For the quarter ended December 31, 2004, total same property revenue increased $7,646,000, or 4.4%, and total same property advertising revenue increased $7,479,000 or 5.8%. Same property retail revenue increased $2,485,000 or 3.1%. Same property average retail rate, excluding preprint insertions, increased 5.4%. Preprint insertion revenue increased 4.5%.

Same property classified advertising revenue increased 6.9% for the quarter ended December 31, 2004. Higher margin employment advertising at the daily newspapers increased 17.0% on a same property basis, the fifth consecutive quarterly increase, and same property real estate classified revenue increased 9.5%. Same property automotive classified advertising decreased 1.9%. Same property average classified rates declined 1.2%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Three Months Ended December 31
(Thousands Of Inches)	2004	2003	Percent Change

Retail	2,903	3,007	(3.5)%
National	150	131	14.5
Classified	2,826	2,611	8.2
	5,879	5,749	2.3%

Advertising in niche publications increased 16.0% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 35.4% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $870,000, or 2.6%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, decreased 1.0% and Sunday circulation decreased 1.3% for the three months ended December 2004, compared to the prior year quarter. The Company remains focused on growing circulation units and readership through a number of initiatives.

Same property commercial printing revenue increased $413,000, or 8.5%. Same property online services and other revenue increased $624,000, or 11.0%.

Operating Expenses and Results of Operations

Same property compensation expense increased $2,278,000, or 3.6%, in the current year quarter. Same property full-time equivalent employees increased 0.1% year over year. Normal salary increases, higher incentive compensation from increasing revenue and overtime, along with associated increases in taxes and benefits contributed to the increase. Reduced medical expense from plan changes offset other increases. Same property newsprint and ink costs increased $1,164,000, or 7.5%, in the current year quarter due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 2.2%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,662,000, or 4.6%, in the current year quarter. Expenses to increase circulation, increased delivery and outside printing costs and one time property tax reductions in the prior year contributed to the growth in other operating expenses. Depreciation and amortization expense decreased $206,000, or 1.9% on a same property basis.

Operating cash flow improved 6.9% to $54,409,000 the current year quarter from $50,902,000 in the prior year. Operating cash flow margin increased to 29.6% from 29.4% in the prior year quarter. Same property operating cash flow increased 4.5%. Equity in net income of associated companies increased to $2,593,000 in the current year quarter from $2,292,000 in the prior year quarter. Operating income increased 8.6% to $45,496,000. Operating income margin increased to 24.7% from 24.2%.

Nonoperating Income and Expense

Financial expense decreased $698,000 due primarily to debt reduction from operating cash flow, partially offset by rising interest rates on floating rate debt.

Overall Results

The Company’s effective income tax rate increased to 37.1% from 36.8% in the prior year quarter. As a result of all of the above, earnings per diluted common share from continuing operations increased 11.1% to $0.60 per share from $0.54 per share in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $37,204,000 for the three months ended December 31, 2004 and $29,830,000 for the same period in 2003. Increased income from continuing operations combined with changes in working capital accounted for the change between years.

Cash required for investing activities totaled $8,330,000 for the three months ended December 31, 2004, and $4,364,000 in the same period in 2003. Funds required for acquisitions accounted for the change between years.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its existing credit agreement or, if necessary, by accessing the capital markets.

Cash required for financing activities totaled $23,993,000 during the three months ended December 31, 2004, and $26,722,000 in the prior year. Net debt repayments totaling $17,000,000 and $30,000,000 and dividends were the primary uses of funds in the current year and prior year periods, respectively. The Company’s cash dividend payments have been influenced primarily by timing.

Cash and cash equivalents increased $4,881,000 for the three months ended December 31, 2004 and decreased $1,011,000 for the same period in 2003.

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

In January 2005, several newsprint manufacturers announced price increases of $35 per metric ton, effective for deliveries in March 2005. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $830,000, based on floating rate debt outstanding at December 31, 2004, excluding MNI.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,130,000, based on anticipated consumption in 2005, excluding MNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, which totals $113,600,000 at December 31, 2004.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 31, 2004 is approximately $4,681,000. There is no impact on reported results from such changes in interest rates.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of December 31, 2004, and have concluded that such controls and procedures are appropriate and that no changes are required.

There have been no significant changes in internal controls, or in other factors that could affect internal controls, since December 31, 2004.

PART II OTHER INFORMATION

Item 2(e).	Issuer Purchases of Equity Securities

During the three months ended December 31, 2004, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number Of Shares Purchased Or Forfeited	Average Price Per Share
November	85,171	$39.35
December	325	47.02
	85,496	$39.38

Item 6.	Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit 31         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32         Section 1350 Certification

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended December 31, 2004.

Date of Report	Item(s)	Disclosure(s)
November 11, 2004	2.02	Earnings for the three months and year ended September 30, 2004 and revenue statistics for the month of September 2004.

November 19, 2004	1.01	Entry into a material definitive agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: February 9, 2005
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)