Form 10-Q
period 2005-03-31
LEE ENTERPRISES INC
filed 2005-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

As of March 31, 2005, 38,195,974 shares of Common Stock and 7,173,922 shares of Class B Common Stock of the Registrant were outstanding.

LEE ENTERPRISES, INCORPORATED

TABLE OF CONTENTS			PAGE

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Income - Three months and six months ended March 31, 2005 and 2004	1

		Consolidated Balance Sheets - March 31, 2005 and September 30, 2004	2

		Consolidated Statements of Cash Flows - Six months ended March 31, 2005 and 2004	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

	Item 2(c).	Issuer Purchases of Equity Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Matters	18

	Item 6.	Exhibits	19

SIGNATURES			19

EXHIBITS

	3(i)

Lee Enterprises, Incorporated Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of the Company on February 23, 2005 and the Restated Certificate of Incorporation, incorporating said amendment.

	10.11

Lee Enterprises, Incorporated Incentive Compensation Program approved by the stockholders of the Company on February 23, 2005 (incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

	31	Rule 13a-14(a)/15d-14(a) Certifications

	32	Section 1350 Certification

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Common Share Data)	2005	2004	2005	2004

Operating revenue:
Advertising	$125,097	$116,396	$264,890	$245,326
Circulation	31,806	32,529	64,258	65,509
Other	11,792	11,419	23,631	22,493
	168,695	160,344	352,779	333,328
Operating expenses:
Compensation	70,954	68,974	142,683	137,358
Newsprint and ink	16,066	14,534	32,893	30,214
Depreciation	5,165	5,062	10,110	9,622
Amortization of intangible assets	6,409	6,909	12,970	13,665
Other operating expenses	39,906	38,064	81,025	76,082
	138,500	133,543	279,681	266,941
Operating income, before equity in net income of associated companies	30,195	26,801	73,098	66,387
Equity in net income (loss) of associated companies:
Madison Newspapers, Inc.	1,635	1,589	4,261	3,881
Other	(348)	-	(381)	-
Operating income	31,482	28,390	76,978	70,268
Nonoperating income (expense), net:
Financial income	189	267	467	565
Financial expense	(2,747)	(3,398)	(5,586)	(6,934)
Other, net	(65)	(266)	(65)	(294)
	(2,623)	(3,397)	(5,184)	(6,663)
Income from continuing operations before income taxes	28,859	24,993	71,794	63,605
Income tax expense	10,795	8,721	26,719	22,936
Income from continuing operations	18,064	16,272	45,075	40,669
Discontinued operations:
Loss from discontinued operations, net of income tax effect	-	(231)	-	(149)
Loss on disposition, net of income tax effect	-	(227)	-	(227)
Net income	$ 18,064	$ 15,814	$45,075	$40,293

Earnings (loss) per common share:
Basic:
Continuing operations	$ 0.40	$ 0.36	$1.00	$0.91
Discontinued operations	-	(0.01)	-	(0.01)
Net income	$ 0.40	$ 0.35	$1.00	$0.90

Diluted:
Continuing operations	$ 0.40	$ 0.36	$1.00	$0.90
Discontinued operations	-	(0.01)	-	(0.01)
Net income	$ 0.40	$ 0.35	$1.00	$0.90

Dividends per common share	$ 0.18	$ 0.18	$0.36	$0.36

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	March 31 2005	September 30 2004

ASSETS
Current assets:
Cash and cash equivalents	$ 1,168	$ 8,010
Accounts receivable, net	62,798	62,749
Receivable from associated companies	-	1,563
Inventories	9,852	10,772
Other	9,763	9,763
Total current assets	83,581	92,857
Investments	34,155	33,091
Property and equipment, net	196,446	198,021
Goodwill	623,778	622,396
Other intangible assets	445,430	455,791
Other	1,393	1,688
	$1,384,783	$1,403,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$ 12,400	$ 11,600
Accounts payable	14,875	19,191
Compensation and other accrued liabilities	36,425	37,030
Income taxes payable	1,209	3,768
Dividends payable	6,369	6,066
Unearned revenue	29,971	27,826
Total current liabilities	101,249	105,481
Long-term debt, net of current maturities	152,600	202,000
Deferred items	220,156	219,058
Other	453	462
	474,458	527,001
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares: none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	76,392	74,056
March 31, 2005 38,196 shares; September 30, 2004 37,028 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	14,348	16,378
March 31, 2005 7,174 shares; September 30, 2004 8,189 shares
Additional paid-in capital	108,990	100,537
Unearned compensation	(7,933)	(3,913)
Retained earnings	718,528	689,785
	910,325	876,843
	$1,384,783	$1,403,844

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31
(Thousands)	2005	2004

Cash provided by operating activities:
Net income	$45,075	$40,293
Results of discontinued operations	-	(376)
Income from continuing operations	45,075	40,669
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23,080	23,287
Stock compensation expense	3,568	2,809
Distributions less than current earnings of associated companies	371	370
Other, net	(2,439)	(7,067)
Net cash provided by operating activities	69,655	60,068
Cash required for investing activities:
Purchases of property and equipment	(8,185)	(7,131)
Acquisitions, net	(4,440)	(4,232)
Proceeds from sales of assets	126	163
Other	(333)	(400)
Net cash required for investing activities	(12,832)	(11,600)
Cash required for financing activities:
Proceeds from long-term debt	10,000	67,000
Payments on long-term debt	(58,600)	(108,600)
Common stock transactions, net	964	6,697
Cash dividends paid	(16,029)	(10,259)
Net cash required for financing activities	(63,665)	(45,162)
Net cash provided by discontinued operations	-	(81)
Net increase (decrease) in cash and cash equivalents	(6,842)	3,225

Cash and cash equivalents:
Beginning of period	8,010	11,064
End of period	$1,168	$14,289

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	Basis of Presentation

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2005 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K, as amended.

Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2	Acquisitions and Divestitures

In October 2004, the Company purchased two specialty publications at a cost of $309,000, made final working capital payments of $301,000 related to a specialty publication purchased in July 2004 and exchanged an Internet service provider business for a weekly newspaper. In December 2004, the Company purchased eight specialty publications at a cost of $3,908,000. In January 2005, the Company received final working capital payments of $78,000 from purchased specialty publications. All acquisitions are accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements. These acquisitions did not have a material effect on the Consolidated Financial Statements.

In January 2005, the Company and LP Acquisition Corp., a wholly-owned subsidiary (the Purchaser), entered into an Agreement and Plan of Merger (the Merger Agreement) with Pulitzer Inc. (Pulitzer). The Merger Agreement provides for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64 per share. The total enterprise value of the transaction, including assumption of $306,000,000 of existing debt of Pulitzer, is approximately $1.46 billion. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications.

The Merger will effect a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer will become a wholly-owned subsidiary of the Company, the directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.

Consummation of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by the required vote of Pulitzer’s stockholders.

The Merger Agreement includes customary representations, warranties and covenants by Pulitzer, including covenants (i) to cause a stockholders’ meeting to be called and held as soon as reasonably practicable to vote on the adoption of the Merger Agreement, (ii) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for Pulitzer’s board of directors not to withdraw or modify its recommendation that the stockholders vote to adopt the Merger Agreement. The Merger Agreement contains certain termination rights for both Pulitzer and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, Pulitzer may be required to pay the Company a fee of up to $55,000,000.

The Boards of Directors of Pulitzer and the Company have unanimously approved the Merger Agreement. The Merger is expected to close by the end of the second calendar quarter of 2005.

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

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and serve to fix the Company’s interest rate on debt in the amounts, and for the time periods of, such instruments.

As a result of the Merger, the Company expects to refinance the $102,000,000 remaining balance under its 1998 Note Purchase Agreement, which will result in a make-whole payment related to prepayment of the Notes of approximately $10.1 million, before income tax benefit.

Results of Freeport, Illinois and Corning, New York, which were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications in February 2004, have been classified as discontinued operations for all periods presented.

Results from discontinued operations consist of the following:

(Thousands)	Three Months Ended March 31 2004	Six Months Ended March 31 2004

Operating revenue	$ 625	$3,142

Income from, and gain on sale of, discontinued operations	2,207	2,340
Income tax expense	2,665	2,716
	$ (458)	$ (376)

3	Investments in Associated Companies

The Company has a 50% ownership interest in Madison Newspapers, Inc. (MNI), a company that publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2005	2004	2005	2004

Operating revenue	$28,322	$27,993	$60,225	$58,408
Operating expenses, excluding depreciation and amortization	21,620	21,381	43,501	42,690
Depreciation and amortization	1,333	1,406	2,643	2,894
Operating income	5,369	5,206	14,081	12,824
Net income	3,270	3,178	8,522	7,762

Debt of MNI totaled $19,397,000 and $17,060,000 at March 31, 2005 and September 30, 2004, respectively.

The Company has a 36% ownership interest in CityXpress Corp (CityXpress). The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

4	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Six Months Ended March 31 2005

Goodwill, beginning of period	$622,396
Goodwill related to acquisitions	2,356
Goodwill related to divestitures	(974)
Goodwill, end of period	$623,778

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	March 31 2005	September 30 2004

Nonamortized intangible assets:
Mastheads	$ 25,777	$ 25,656
Amortizable intangible assets:
Noncompete and consulting agreements	28,663	28,463
Less accumulated amortization	27,496	26,369
	1,167	2,094
Customer and newspaper subscriber lists	524,471	522,183
Less accumulated amortization	105,985	94,142
	418,486	428,041
	$445,430	$455,791

Annual amortization of intangible assets related to continuing operations for the five years ending March 2010 is estimated to be $24,125,000, $23,573,000, $23,359,000, $22,557,000 and $22,408,000, respectively.

5	Stock Ownership Plans

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Common Share Data)	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	921	$35.65
Granted	140	47.64
Exercised	(49)	30.10
Cancelled	(4)	36.94
Outstanding at March 31, 2005	1,008	$37.57

Options to purchase 1,071,000 shares of Common Stock with a weighted average exercise price of $33.53 per share were outstanding at March 31, 2004.

In November 2004, 40,000 shares of restricted Common Stock granted to the Company’s Chief Executive Officer in November 2003 and 35,000 shares of restricted Common Stock granted in November 2002 were cancelled and reissued. The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights, dividends and timing of vesting. The value per share upon vesting is unchanged. Vesting of the cancelled shares was not dependent upon future performance of the Company. The reissued shares vest only if specified performance criteria are met. If the specified performance is exceeded, up to 15,000 additional shares of restricted Common Stock may be issued. The Company believes the reissued shares meet the criteria for performance-based compensation under Section 162(m) of the Internal Revenue Code. Due to increases in the price of the Company’s Common Stock from the original grant dates, the reissued shares have a fair market value in excess of the cancelled shares in the amount of $706,000, which is being recognized over the remaining vesting period.

6	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Common Share Data)	2005	2004	2005	2004

Income (loss) applicable to common stock:
Continuing operations	$18,064	$16,272	$45,075	$40,669
Discontinued operations	-	(458)	-	(376)
Net income	$18,064	$15,814	$45,075	$40,293

Weighted average common shares	45,369	44,968	45,330	44,873
Less non-vested restricted stock	283	226	273	215
Basic average common shares	45,086	44,742	45,057	44,658
Dilutive stock options and restricted stock	229	308	222	287
Diluted average common shares	45,315	45,050	45,279	44,945

Earnings (loss) per common share:
Basic:
Continuing operations	$0.40	$0.36	$1.00	$0.91
Discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.40	$0.35	$1.00	$0.90
Diluted:
Continuing operations	$0.40	$0.36	$1.00	$0.90
Discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.40	$0.35	$1.00	$0.90

8	Impact of Recently Issued Accounting Standards

In December 2004 the FASB issued Statement 123-Revised, Accounting for Stock-Based Compensation (Statement 123R). In April 2005, the SEC announced the adoption of a rule that defers the required effective date of Statement 123R. Should the FASB amend Statement 123R to be consistent with SEC guidelines, the required effective date of Statement 123R for the Company is October 1, 2005. In addition, Statement 123R amends Statement 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid.

Statement 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). Statement 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value based methods in Statement 123R are similar to the fair-value-based method in Statement 123 in most respects. The Company adopted Statement 123 in 2003. Accordingly, the impact of Statement 123R is not expected to be material to the Consolidated Financial Statements.

In December 2004 the FASB issued Statement 153, Exchanges of Nonmonetary Assets. This pronouncement amends APB Opinion 29, Accounting for Nonmonetary Transactions. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB Opinion 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. transactions that are not expected to result in significant changes in the cash flows of the reported entity). The adoption of Statement 153 is not expected to have a material impact on the Consolidated Financial Statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and six months ended March 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2004 Annual Report on Form 10-K, as amended.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2005	2004	2005	2004

Operating cash flow	$41,769	$38,772	$96,178	$89,674
Depreciation and amortization	11,574	11,971	23,080	23,287
Operating income, before equity in net income of associated companies	30,195	26,801	73,098	66,387
Equity in net income of associated companies	1,287	1,589	3,880	3,881
Operating income	$31,482	$28,390	$76,978	$70,268

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

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication and circulation revenue is recorded as newspapers are delivered over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers or advance payments for advertising.

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

In January 2005, the Company and LP Acquisition Corp., a wholly-owned subsidiary (the Purchaser), entered into an Agreement and Plan of Merger (the Merger Agreement) with Pulitzer Inc. (Pulitzer). The Merger Agreement provides for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64 per share. The total enterprise value of the transaction, including assumption of $306,000,000 of existing debt of Pulitzer, is approximately $1.46 billion. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications.

The Boards of Directors of Pulitzer and the Company have unanimously approved the Merger Agreement. The Merger is expected to close by the end of the second calendar quarter of 2005.

The Company is focused on five key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Improve readership and circulation;
•	Emphasize strong local news;
•	Drive the Company’s online strength; and
•	Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

Approximately 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation and readership through internal expansion into contiguous markets, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications that expand the Company’s operating revenue.

Results for the three months and six months ended March 31, 2005 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment, both of which positively influenced advertising revenue. Increases in advertising revenue were partially offset by declines in circulation revenue and increases in costs.

THREE MONTHS ENDED MARCH 31, 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended March 31		Percent Change
(Thousands, Except Per Common Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$ 68,519	$ 64,545	6.2%	4.2%
National	5,708	4,603	24.0	12.0
Classified:
Daily newspapers:
Employment	12,360	10,694	15.6	14.9
Automotive	9,238	9,613	(3.9)	(4.0)
Real estate	8,750	8,033	8.9	8.8
All other	5,386	5,341	0.8	0.2
Other publications	8,415	7,858	7.1	(1.1)
Total classified	44,149	41,539	6.3	4.4
Niche publications	3,268	3,019	8.2	3.3
Online	3,453	2,690	28.4	28.3
Total advertising revenue	125,097	116,396	7.5	5.1
Circulation	31,806	32,529	(2.2)	(2.8)
Commercial printing	5,127	4,864	5.4	5.3
Online services and other	6,665	6,555	1.7	10.5
Total operating revenue	168,695	160,344	5.2	3.7
Compensation	70,954	68,974	2.9	2.0
Newsprint and ink	16,066	14,534	10.5	9.3
Other operating expenses	39,906	38,064	4.8	1.8
	126,926	121,572	4.4	2.9
Operating cash flow	41,769	38,772	7.7	5.9
Depreciation and amortization	11,574	11,971	(3.3)	(5.7)
Operating income, before equity in net income of associated companies	30,195	26,801	12.7	9.9
Equity in net income of associated companies	1,287	1,589	(19.0)	NA
Operating income	31,482	28,390	10.9	NA
Non-operating expense, net	(2,623)	(3,397)	(22.8)	NA
Income from continuing operations before income taxes	28,859	24,993	15.5	NA
Income tax expense	10,795	8,721	23.8	NA
Income from continuing operations	$ 18,064	$ 16,272	11.0%	NA

Earnings per common share:
Basic	$ 0.40	$ 0.36	11.1%	NA
Diluted	0.40	0.36	11.1	NA

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended March 31, 2005 had the same number of Sundays as the prior year quarter.

In total, acquisitions and divestitures accounted for $4,029,000 of revenue and $3,627,000 of operating expenses, other than depreciation and amortization, in the three months ended March 31, 2005. Acquisitions and divestitures accounted for $1,583,000 of revenue and $1,288,000 of operating expenses other than depreciation and amortization, in the three months ended March 31, 2004.

Advertising Revenue

For the three months ended March 31, 2005, total same property revenue increased $5,925,000, or 3.7%, and total same property advertising revenue increased $5,946,000, or 5.1%. Same property retail revenue increased $2,710,000, or 4.2%. Same property average retail rate, excluding preprint insertions, increased 4.1%. Preprint insertion revenue increased 3.8%.

Same property classified advertising revenue increased 4.4% for the three months ended March 31, 2005. Higher margin employment advertising at the daily newspapers increased 14.9% on a same property basis, the sixth consecutive quarterly increase, and same property real estate classified revenue increased 8.8%. Same property automotive classified advertising decreased 4.0%. Same property average classified rates declined 2.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consisted of the following:

	Three Months Ended March 31
(Thousands Of Inches)	2005	2004	Percent Change

Retail	2,381	2,411	(1.2)%
National	139	140	(0.7)
Classified	2,685	2,480	8.3
	5,205	5,031	3.5%

Advertising in niche publications increased 3.3% on a same property basis, due to new publications in existing markets and penetration of new and existing markets, offset by the loss of a larger publication in one market. Online advertising increased 28.3% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $901,000, or 2.8%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, decreased 1.6% and Sunday circulation decreased 1.5% for the three months ended March 2005, compared to the prior year. The Company remains focused on growing circulation units and readership through a number of initiatives.

Same property commercial printing revenue increased $253,000, or 5.3%. Same property online services and other revenue increased $627,000, or 10.5%.

Operating Expenses and Results of Operations

Same property compensation expense increased $1,272,000, or 2.0%, in the current year quarter. Same property full-time equivalent employees decreased 0.6% year over year. Normal salary increases, higher incentive compensation from increasing revenue and overtime, along with associated increases in taxes and benefits contributed to the increase. Reduced medical expense from plan changes offset other increases. Same property newsprint and ink costs increased $1,339,000, or 9.3%, in the current year quarter due to newsprint price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 0.2%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $639,000, or 1.8%, in the current year quarter. Expenses to maintain circulation and outside printing costs contributed to the growth in other operating expenses and more than offset a $550,000 accrual made in the prior year three month period for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002. Depreciation and amortization expense decreased $656,000, or 5.7%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions.

Operating cash flow improved 7.7% to $41,769,000 the current year quarter from $38,772,000 in the prior year. Operating cash flow margin increased to 24.8% from 24.2% in the prior year quarter. Same property operating cash flow increased 5.9%. Equity in net income of associated companies decreased to $1,287,000 in the current year quarter from $1,589,000 in the prior year quarter. Operating income increased 10.9% to $31,482,000. Operating income margin increased to 18.7% from 17.7%.

Nonoperating Income and Expense

Financial expense decreased $651,000 due primarily to debt reduction from operating cash flow, partially offset by rising interest rates on floating rate debt.

Overall Results

The Company’s effective income tax rate increased to 37.4% from 34.9% in the prior year quarter. The effective rate in the prior year quarter was lower due to favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations increased 11.1% to $0.40 per share from $0.36 per share in the prior year quarter.

SIX MONTHS ENDED MARCH 31, 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Six Months Ended March 31		Percent Change
(Thousands, Except Per Common Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$151,857	$143,872	5.6%	3.6%
National	12,257	9,293	31.9	17.5
Classified:
Daily newspapers:
Employment	23,165	19,874	16.6	15.9
Automotive	19,106	19,661	(2.8)	(2.9)
Real estate	17,540	16,031	9.4	9.2
All other	11,492	11,060	3.9	2.4
Other publications	16,963	15,437	9.9	2.0
Total classified	88,266	82,063	7.6	5.6
Niche publications	5,934	5,113	16.1	8.5
Online	6,576	4,985	31.9	31.5
Total advertising revenue	264,890	245,326	8.0	5.5
Circulation	64,258	65,509	(1.9)	(2.7)
Commercial printing	10,507	9,727	8.0	6.9
Online services and other	13,124	12,766	2.8	10.7
	352,779	333,328	5.8	4.1
Compensation	142,683	137,358	3.9	2.8
Newsprint and ink	32,893	30,214	8.9	8.4
Other operating expenses	81,025	76,082	6.5	3.2
	256,601	243,654	5.3	3.7
Operating cash flow	96,178	89,674	7.3	5.1
Depreciation and amortization	23,080	23,287	(0.1)	(3.8)
Operating income, before equity in net income of associated companies	73,098	66,387	10.1	7.6
Equity in net income of associated companies	3,880	3,881	—	NA
Operating income	76,978	70,268	9.5	NA
Non-operating expense, net	(5,184)	(6,663)	(22.2)	NA
Income from continuing operations before income taxes	71,794	63,605	12.9	NA
Income tax expense	26,719	22,936	16.5	NA
Income from continuing operations	$45,075	$40,669	10.8%	NA

Earnings per common share:
Basic	$1.00	$0.91	9.9%	NA
Diluted	1.00	0.90	11.1	NA

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The six month period ended March 31, 2005 had the same number of Sundays as the same period in the prior year.

In total, acquisitions and divestitures accounted for $8,024,000 of revenue and $6,836,000 of operating expenses other than depreciation and amortization, in the six months ended March 31, 2005. Acquisitions and divestitures accounted for $2,123,000 of revenue and $1,682,000 of operating expenses other than depreciation and amortization, in the six months ended March 31, 2004.

Advertising Revenue

For the six months ended March 31, 2005, total same property revenue increased $13,573,000, or 4.1%, and total same property advertising revenue increased $13,424,000 or 5.5%. Same property retail revenue increased $5,191,000 or 3.6%. Same property average retail rate, excluding preprint insertions, increased 4.8%. Preprint insertion revenue increased 3.6%.

Same property classified advertising revenue increased 5.6% for the six month period ended March 31, 2005. Higher margin employment advertising at the daily newspapers increased 15.9% on a same property basis, and same property real estate classified revenue increased 9.2%. Same property automotive classified advertising decreased 2.9%. Same property average classified rates decreased 1.8%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Six Months Ended March 31
(Thousands of Inches)	2005	2004	Percent Change

Retail	5,284	5,418	(2.5)%
National	289	271	6.6
Classified	5,511	5,091	8.2
	11,084	10,780	2.8%

Advertising in niche publications increased 8.5% on a same property basis, due to new publications in existing markets and penetration of new and existing markets. Online advertising increased 31.5% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $1,772,000 or 2.7%, in the current year six month period. The Company’s total average daily newspaper circulation units, including MNI, as measured by the Audit Bureau of Circulations declined 1.6% and Sunday circulation decreased 1.8% for the six months ended March 2005, compared to the prior year. The Company remains focused on growing circulation units and readership through a number of initiatives.

Same property commercial printing revenue increased $666,000 or 6.9%. Same property online services and other revenue increased $1,254,000 or 10.7%.

Operating Expenses and Results of Operations

Same property compensation expense increased $3,550,000 or 2.8%, in the current year six month period. Same property full-time equivalent employees decreased 0.3% year over year, offsetting normal salary increases. Same property newsprint and ink costs increased $2,503,000 or 8.4%, in the current year six month period due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 1.0%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $2,301,000 or 3.2%, in the current year six month period. Expenses to maintain circulation, outside printing costs and one-time property tax reductions in the prior year also contributed to the growth in other operating expenses and more than offset a $550,000 accrual made in the prior year six month period for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002. Depreciation and amortization expense decreased $862,000, or 3.8%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions.

Operating cash flow improved 7.3% to $96,178,000 in the current year six month period from $89,674,000 in the prior year. Operating cash flow margin increased to 27.3% from 26.9% in the prior year. Same property operating cash flow increased 5.1%. Equity in net income of associated companies was essentially flat at $3,880,000 in the current year six month period compared to $3,881,000 in the prior year. Operating income increased 9.5% to $76,978,000.

Operating income margin increased to 21.8% from 21.1%.

Nonoperating Income and Expense

Financial expense decreased $1,348,000 primarily due to debt reduction from operating cash flow, partially offset by rising interest rates on floating rate debt.

Overall Results

The Company’s effective income tax rate increased to 37.2% from 36.1% in the prior year due primarily to favorable resolution of outstanding state tax issues in the prior year. As a result of all of the above, earnings per diluted common share from continuing operations increased 11.1% to $1.00 per share from $0.90 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $69,655,000 for the six months ended March 31, 2005 and $60,068,000 for the same period in 2004. Increased income from continuing operations combined with changes in working capital accounted for the change between years.

Cash required for investing activities totaled $12,832,000 for the six months ended March 31, 2005, and $11,600,000 in the same period in 2004. Increases in capital expenditures accounted for the change between years.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its credit facility or, if necessary, by accessing the capital markets.

In connection with the acquisition of Pulitzer, Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., SunTrust Bank and SunTrust Capital Markets, Inc. have provided the Company a Senior Secured Financing Commitment Letter dated January 29, 2005 (the Commitment Letter). The Commitment Letter contemplates, on the terms and conditions provided therein, an aggregate of $1.55 billion of bank senior secured financing, substantially all of the proceeds of which will be used to fund the Merger and refinance existing debt. The Commitment Letter contains a $450,000,000 Revolving Loan for a term of seven years, an $800,000,000 Term Loan A for a term of seven years and a $300,000,000 Term Loan B for a term of eight years. Interest rates float based on LIBOR and, in the case of the Revolving Loan and Term Loan A, based on the Company’s leverage ratio, as defined in the Commitment Letter. The Commitment Letter contains other customary terms and covenants.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and serve to fix the Company’s interest rate on debt in the amount, and for the time periods of, such instruments.

As a result of the Merger, the Company expects to refinance the $102,000,000 remaining balance under its 1998 Note Purchase Agreement, which will result in a make-whole payment related to prepayment of the Notes of approximately $10.1 million, before income tax benefit.

Cash required for financing activities totaled $63,665,000 during the six months ended March 31, 2005, and $45,162,000 in the prior year. Net repayments of debt totaling $48,600,000 and $41,600,000 and dividends were the primary uses of funds in the current year and prior year periods, respectively. Changes in the Company’s cash dividend payments have been influenced primarily by timing.

Cash and cash equivalents decreased $6,842,000 for the six months ended March 31, 2005 and increased $3,225,000 for the same period in 2004.

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

In April and May 2005, several major newsprint manufacturers announced price increases of $35 per metric ton, effective for deliveries in June 2005. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company. See Item 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A one percent increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $630,000, based on floating rate debt outstanding at March 31, 2005, excluding MNI and, if consummated, the effect of the acquisition of Pulitzer.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,130,000, based on anticipated consumption in 2005, excluding MNI and, if consummated, the effect of the acquisition of Pulitzer.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, which totals $102,000,000 at March 31, 2005.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 31, 2005 is approximately $4,359,000. There is no impact on reported results from such changes in interest rates.

As a result of the Merger, the Company expects to refinance the $102,000,000 remaining balance under its 1998 Note Purchase Agreement, which will result in a make-whole payment related to prepayment of the Notes of approximately $10.1 million, before income tax benefit.

Item 4. Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of March 31, 2005, and have concluded that such controls and procedures are effective and that no changes are required.

There have been no change in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2005.

PART II OTHER INFORMATION

Item 2(c). Issuer Purchases of Equity Securities

During the three months ended March 31, 2005, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number Of Shares Purchased Or Forfeited	Average Price Per Share

January	214	$45.60
February	81	45.05
	295	$45.45

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 23, 2005. Nancy S. Donovan and Herbert W. Moloney III were elected as directors for three-year terms expiring at the 2008 annual meeting.

Votes were cast, all by proxy, for nominees for director as follows:

	For	Withheld

Nancy S. Donovan	87,436,782	2,324,439
Herbert W. Moloney III	86,901,662	2,859,559

The Incentive Compensation Program was approved, which allows the Executive Compensation Committee of the Board of Directors to pay annual bonus compensation and/or make incentive-based restricted stock awards that constitute performance-based compensation to key employees. 78,597,956 votes were cast for the Incentive Compensation Program and 4,486,071 votes against, with 499,414 votes abstaining.

An amendment to the Company’s Restated Certificate of Incorporation was approved to increase the number of shares of authorized Common Stock of the Company from 60,000,000 to 120,000,000. 86,407,700 votes were cast for the amendment and 2,993,270 votes against, with 360,251 votes abstaining.

Item 5. Other Matters

At the 2004 Annual Meeting, the stockholders of the Company approved the Annual Incentive Bonus Program, under which annual cash incentive compensation to be paid to executive officers subject to section 162(m) of the Internal Revenue Code would be performance-based for purposes of exemption from the limitations of section 162(m). At the 2005 Annual Meeting, the stockholders approved the Company’s Incentive Compensation Program, which extends the authority of the Executive Compensation Committee to pay annual bonus compensation and/or make incentive-based restricted stock awards that constitute performance-based compensation within the meaning of section 162(m). Such restricted stock awards may be granted to executives by the Executive Compensation Committee of the Company, in its discretion, under the Company’s 1990 Long-Term Incentive Plan based on terms and conditions, including performance-based goals, established by the Committee.

Item 6. Exhibits

EXHIBITS

Exhibit 3(i)	Lee Enterprises, Incorporated Certificate of Amendment to Restated Certificate of Incorporation approved by the stockholders of the Company on February 23, 2005 and the Restated Certificate of Incorporation, incorporating said amendment.

Exhibit 10.11	Lee Enterprises, Incorporated Incentive Compensation Program approved by the stockholders of the Company on February 23, 2005 (incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: May 10, 2005
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)