Form 10-Q
period 2005-06-30
LEE ENTERPRISES, INC
filed 2005-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2005, 38,358,134 shares of Common Stock and 7,114,561 shares of Class B Common Stock of the Registrant were outstanding.

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

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Common Share Data)	2005	2004	2005	2004

Operating revenue:
Advertising	$166,709	$131,293	$431,610	$376,619
Circulation	38,045	32,363	102,303	97,872
Other	13,102	12,310	36,721	34,803
	217,856	175,966	570,634	509,294
Operating expenses:
Compensation	85,173	68,838	227,856	206,196
Newsprint and ink	21,478	16,314	54,371	46,528
Depreciation	6,387	5,179	16,497	14,801
Amortization of intangible assets	9,067	6,855	22,037	20,520
Other operating expenses	50,284	40,117	131,309	116,199
	172,389	137,303	452,070	404,244
Operating income, before equity in earnings (loss) of associated companies	45,467	38,663	118,564	105,050
Equity in earnings (loss) of associated companies:
Madison Newspapers, Inc.	2,278	2,209	6,539	6,090
Tucson newspaper partnership	998	-	998	-
Other	-	-	(381)	-
Operating income	48,743	40,872	125,720	111,140
Nonoperating income (expense), net:
Financial income	1,009	243	1,476	808
Financial expense	(9,044)	(2,867)	(14,630)	(9,801)
Loss on early extinguishment of debt	(11,181)	-	(11,181)	-
Other, net	7	-	(58)	(294)
	(19,209)	(2,624)	(24,393)	(9,287)
Income from continuing operations before income taxes	29,534	38,248	101,327	101,853
Income tax expense	10,691	13,696	37,410	36,632
Minority interest	145	-	145	-
Income from continuing operations	18,698	24,552	63,772	65,221
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	-	-	(149)
Loss on disposition, net of income taxes	-	(88)	-	(315)
Net income	$ 18,698	$ 24,464	$63,772	$64,757

Earnings (loss) per common share:
Basic:
Continuing operations	$ 0.41	$ 0.55	$1.41	$1.46
Discontinued operations	-	-	-	(0.01)
Net income	$ 0.41	$ 0.55	$1.41	$1.45

Diluted:
Continuing operations	$ 0.41	$ 0.54	$1.41	$1.45
Discontinued operations	-	-	-	(0.01)
Net income	$ 0.41	$ 0.54	$1.41	$1.44

Dividends per common share	$ 0.18	$ 0.18	$0.54	$0.54

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	June 30 2005	September 30 2004

ASSETS
Current assets:
Cash and cash equivalents	$50,529	$ 8,010
Accounts receivable, net	118,313	62,749
Income taxes receivable	20,227	-
Receivable from associated companies	-	1,563
Inventories	20,743	10,772
Other	15,625	9,763
Total current assets	225,437	92,857
Investments	244,508	33,091
Restricted cash and investments	77,310	-
Property and equipment, net	335,896	198,021
Goodwill	1,538,724	622,396
Other intangible assets	998,212	455,791
Other	19,331	1,688
	$3,439,418	$1,403,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$3,000	$ 11,600
Accounts payable	28,595	19,191
Compensation and other accrued liabilities	72,954	37,030
Income taxes payable	-	3,768
Dividends payable	6,392	6,066
Unearned revenue	40,094	27,826
Total current liabilities	151,035	105,481
Long-term debt, net of current maturities	1,788,466	202,000
Pension obligations	46,738	-
Retirement and post employment benefit obligations	93,875	-
Deferred items	424,170	219,058
Other	9,932	462
	2,514,216	527,001
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares: none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	76,716	74,056
June 30, 2005 38,358 shares;
September 30, 2004 37,028 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	14,230	16,378
June 30, 2005 7,115 shares;
September 30, 2004 8,189 shares
Additional paid-in capital	113,087	100,537
Unearned compensation	(6,715)	(3,913)
Retained earnings	729,041	689,785
Accumulated other comprehensive loss	(1,157)	-
	925,202	876,843
	$3,439,418	$1,403,844

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30
(Thousands)	2005	2004

Cash provided by operating activities:
Net income	$63,772	$64,757
Results of discontinued operations	-	(464)
Income from continuing operations	63,772	65,221
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	38,534	35,321
Stock compensation expense	5,437	4,357
Amortization of debt fair value adjustment	(633)	-
Loss on early extinguishment of debt	11,181	-
Distributions less than current earnings of associated companies	(345)	(276)
Other, net	(6,540)	(12,125)
Net cash provided by operating activities	111,406	92,498
Cash provided by (required for) investing activities:
Purchases of property and equipment	(13,221)	(13,591)
Acquisitions, net	(1,299,304)	(4,543)
Proceeds from sales of assets	176	1,145
Sales of temporary cash investments	54,842	-
Increase in restricted cash and investments	(3,750)	-
Other, net	657	(116)
Net cash required for investing activities	(1,260,600)	(17,105)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	1,502,000	78,000
Payments on long-term debt	(263,600)	(148,600)
Common stock transactions, net	4,241	10,884
Cash dividends paid	(24,189)	(18,277)
Financing costs	(28,839)	-
Termination of interest rate swaps	2,100	-
Net cash provided by (required for) financing activities	1,191,713	(77,993)
Net cash required for discontinued operations - operating activities	-	(213)
Net increase (decrease) in cash and cash equivalents	42,519	(2,813)

Cash and cash equivalents:
Beginning of period	8,010	11,064
End of period	$50,529	$8,251

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2005 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K, as amended.

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). This acquisition has a significant impact on the Consolidated Financial Statements. Because of this and other acquisitions, seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in Madison Newspapers, Inc. (MNI), 81% interest in INN Partners, L.C., and Pulitzer’s (together with another subsidiary) 95% interest in the results of operations of St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Service LLC (DS LLC), a distribution company serving the St. Louis market, and 50% interest in the results of operations of TNI Partners (TNI), the Tucson, Arizona newspaper partnership.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2	ACQUISITIONS AND DIVESTITURES

All acquisitions are accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the surviving corporation in cash, without interest, an amount equal to $64 per share. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 3.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma condensed consolidated statements of income for the three months and nine months ended June 30, 2005 and 2004, set forth below, present the results of operations as if the acquisition of Pulitzer had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period. Other acquisitions described below are excluded.

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Common Share Data)	2005	2004	2005	2004

Operating revenue	$297,341	$289,019	$874,400	$839,150
Income from continuing operations	16,027	23,737	54,463	61,921

Earnings per common share:
Basic	$0.35	$0.53	$1.21	$1.38
Diluted	0.35	0.53	1.20	1.38

The preliminary purchase price allocation for Pulitzer, as of June 3, 2005, is as follows:

(Thousands)

Current assets	$291,692
Property and equipment	140,885
Long-term investments	300,233
Goodwill	914,952
Intangible and other assets	561,848
Total assets acquired	2,209,610
Current liabilities	54,057
Long-term debt	340,099
Other long-term liabilities	354,376
$1,461,078

Because of the timing, size and complexity of the acquisition, the Company has not yet completed the required determination of fair value of the assets and liabilities of Pulitzer and related allocation of the purchase price. A significant portion of the total purchase price will be allocated to nonamortized intangible assets or goodwill, which is also not subject to amortization. Accordingly, the final determination of the amounts of goodwill and nonamortized intangible assets included in the Consolidated Balance Sheets could result in a significant increase or decrease in amortization expense in future periods from the amounts estimated in the Consolidated Statements of Income for the periods presented and reported results overall. For example, the Company would record additional amortization expense of $500,000 annually for every $10,000,000 of value allocated to amortizable intangible assets, assuming a twenty year useful life, compared to no amortization expense being recorded if such value is allocated to goodwill or nonamortized intangible assets. Any changes from amounts currently estimated would not impact the Company’s cash flows.

Other Acquisitions

In October 2004, the Company purchased two specialty publications at a cost of $309,000, made final working capital payments of $301,000 related to a specialty publication purchased in July 2004 and exchanged an Internet service provider business for a weekly newspaper. In December 2004, the Company purchased eight specialty publications at a cost of $3,908,000. In January 2005, the Company received final working capital payments of $78,000 from purchased specialty publications. These other acquisitions did not have a material effect on the Consolidated Financial Statements.

Divestitures

Results of the Freeport, Illinois and Corning, New York daily newspapers, which were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications in February 2004, have been classified as discontinued operations for all periods presented.

Results from discontinued operations consist of the following:

(Thousands)	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Operating revenue	$ -	$3,142

Income from, and gain (loss) on sale of, discontinued operations	$(143)	$2,196
Income tax expense (benefit)	(55)	2,660
	$ (88)	$ (464)

3	INVESTMENTS IN ASSOCIATED COMPANIES

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations. MNI conducts its business under the trade name Capital Newspapers. The Company’s 50% share of MNI’s after tax net income is reported in the accompanying Consolidated Statements of Income using the equity method.

Summarized financial information of MNI is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2005	2004	2005	2004

Operating revenue	$30,968	$29,575	$91,193	$87,983
Operating expenses, excluding depreciation and amortization	22,196	21,101	65,697	63,791
Depreciation and amortization	1,212	1,192	3,855	4,086
Operating income	$7,560	$7,282	$21,641	$20,106

Net income	$4,556	$4,418	$13,078	$12,180

Company’s 50% share of net income	$2,278	$2,209	$6,539	$6,090

Debt of MNI totaled $16,230,000 and $17,060,000 at June 30, 2005 and September 30, 2004, respectively.

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Gannett Co. Inc. (Gannett), is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and the Tucson Citizen. TNI collects all receipts and income and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or loss of TNI is allocated equally to Star Publishing and Gannett. The Company’s 50% share of TNI’s pretax operating results is reported in the accompanying Consolidated Statements of Income using the equity method.

Summarized financial information of TNI from June 3, 2005, the date of acquisition, through June 30, 2005, is as follows:

(Thousands)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Operating revenue	$8,689	$8,689
Operating expenses, excluding depreciation and amortization	6,093	6,093
	$2,596	$2,596

Company’s 50% share of operating income	$1,298	$1,298
Less amortization of intangible assets	300	300
Equity in earnings of TNI	$ 998	$ 998

Star Publishing’s depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income. In aggregate, these amounts totaled $197,000 from the date of acquisition of Pulitzer through June 30, 2005.

CityXpress Corp

The Company has a 36% ownership interest in CityXpress Corp (CityXpress). The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Nine Months Ended June 30, 2005

Goodwill, beginning of period	$ 622,396
Goodwill related to acquisitions	917,308
Goodwill related to divestitures	(980)
Goodwill, end of period	$1,538,724

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	June 30 2005	September 30 2004

Nonamortized intangible assets:
Mastheads	$ 78,896	$ 25,656
Amortizable intangible assets:
Noncompete and consulting agreements	28,663	28,463
Less accumulated amortization	28,062	26,369
	601	2,094
Customer and newspaper subscriber lists	1,033,201	522,183
Less accumulated amortization	114,486	94,142
	918,715	428,041
	$ 998,212	$455,791

Annual amortization of intangible assets related to continuing operations for the five years ending June 2010 is estimated to be $55,506,000, $55,436,000, $55,090,000, $54,325,000 and $54,275,000, respectively, subject to the final determination of the fair market value of the assets and liabilities of Pulitzer discussed in Note 2.

5	DEBT

Credit Agreement

On June 3, 2005, the Company entered into a credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,550,000,000 and consists of a seven year, $800,000,000 A Term Loan, an eight year $300,000,000 B Term Loan and a seven year $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with a right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request.

On June 3, 2005, upon consummation of the Credit Agreement, the Company borrowed $800,000,000 under the A Term Loan, $300,000,000 under the B Term Loan, and $362,000,000 under the revolving credit facility, of which $10,000,000 was repaid the following week. The proceeds were used to consummate the merger with Pulitzer, to repay certain existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Credit Agreement, the Company redeemed, as of June 3, 2005, all of the outstanding indebtedness under its then existing credit agreement and, as of June 6, 2005, the existing senior notes of the Company under the Note Purchase Agreement dated as of March 18, 1998. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of 4:25:1 for two consecutive periods.

Borrowings under the A Term Loan, B Term Loan and revolving credit facility will generally bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans, 0% to 0.5%, and maintained as Eurodollar loans, 0.625% to 1.5% (1.5% at June 30, 2005) depending, in each instance, upon the Company’s leverage ratio at such time. For B Term Loans, the applicable margin for such loans maintained as base rate loans is 0.75% and for Eurodollar loans is 1.75%. All loans at June 30, 2005 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning on or about September 30, 2006 and the B Term Loan on or about September 30, 2005.

In addition to the scheduled payments noted above, the Company is required to make mandatory prepayments under the A Term Loan and B Term Loan, subject to certain exceptions, in the amount of (a) 100% of the net cash proceeds of certain equity offerings and capital contributions up to the first $300,000,000 of net cash proceeds, (b) 100% of the cash proceeds from the issuance or incurrence of indebtedness, (c) 100% of the sales proceeds of certain asset dispositions, unless reinvested in the business or assets of the business within 360 days of an asset sale, (d) up to 50% of its excess cash flow, as defined, based on its total leverage ratio, and (e) 100% of the net cash proceeds from an insurance or condemnation recovery in excess of $500,000, unless, so long as no default or event of default then exists, the Company or its subsidiaries elect to reinvest the proceeds within 360 days of receipt. Any amount required to be paid as a mandatory prepayment under (b), (c), (d) or (e) above must be applied to repay the outstanding principal balance of the A Term Loan and B Term Loan on a pro rata basis. Any amount required to be paid as a mandatory prepayment under (a) above must be first applied to repay the outstanding principal balance of the B Term Loan and any excess shall be applied generally to repay any other outstanding term loans on a pro rata basis.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type that are subject to customary exceptions. These financial covenants include a maximum leverage ratio (6.25:1 at June 30, 2005) and minimum interest coverage ratio of 2.5:1.

None of the covenants included in the Credit Agreement are considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends.

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (the Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable on April 28, 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald) and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement.

The terms of the Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $77,300,000 at June 30, 2005. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 12.

The preliminary purchase price allocation of Pulitzer (see Note 2) resulted in an increase in the value of the Pulitzer Notes in the amount of $34,100,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This amortization will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Lenders.

Debt consists of the following:

	June 30 2005	September 30 2004	Interest Rate
(Thousands)			June 30, 2005

Credit Agreement:
A Term Loan	$800,000	$ -	5.04%
B Term Loan	300,000	-	4.89-5.10
Revolving credit facility	352,000	-	5.04
Pulitzer Notes:
Principal amount	306,000	-	8.05
Unamortized fair value adjustment	33,466	-
2002 revolving credit facility	-	100,000
1998 Note Purchase Agreement	-	113,600
	1,791,466	213,600
Less current maturities	3,000	11,600
	$1,788,466	$202,000

In July 2005, $50,000,000 was repaid under the B Term Loan.

6	INTEREST RATE EXCHANGE AGREEMENTS

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At June 30, 2005, the Company recorded a liability of $1,979,000 related to the fair value of such instruments. The change in this liability is recorded in other comprehensive income, net of income taxes.

In June 2005, the Company terminated fixed-to-floating interest rate swaps with a notional amount of $150,000,000 previously executed by Pulitzer. The swaps were accounted for as fair value hedges. The Company will recognize a gain of $2,100,000 on the termination that will be amortized, until April 2009, over the remaining life of the Pulitzer Notes, as a reduction of interest expense.

At June 30, 2005, after consideration of the forward starting interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates.

7	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

The Company has several funded and unfunded noncontributory defined benefit pension plans that together cover certain of Pulitzer’s employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

In addition, the Company provides retiree medical and life insurance benefits under varying postretirement plans at certain of Pulitzer’s operating locations. The level and adjustment of participant contributions vary, depending on the specific postretirement plan. The Company also provides postemployment disability benefits to certain employees of the St. Louis Post-Dispatch. The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

The Company will use a June 30 measurement date for all of its pension and postretirement medical plan obligations.

Assets and liabilities of the Company’s pension and postretirement medical plans are estimated as follows:

Pension Plans
(Thousands)	June 30, 2005

Assets	$152,928
Less liabilities	199,666
$ (46,738)

Postretirement Medical Plans
(Thousands)	June 30, 2005

Assets	$ 43,758
Less liabilities	137,633
$(93,875)

The Company recognized expense totaling $971,000 for the period from June 3, 2005 through June 30, 2005 related to the plans described above. Due to the timing of the acquisition of Pulitzer, actuarial valuations of the plans have not yet been completed. The amounts in the tables above, and the amount of expense recognized, are estimates.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Share Data)	2005	2004	2005	2004

Income (loss) applicable to common stock:
Continuing operations	$18,698	$24,552	$63,772	$65,221
Discontinued operations	-	(88)	-	(464)
Net income	$18,698	$24,464	$63,772	$64,757

Weighted average common shares	45,436	45,107	45,365	44,950
Less non-vested restricted stock	280	223	275	217
Basic average common shares	45,156	44,884	45,090	44,733
Dilutive stock options and restricted stock	218	321	221	299
Diluted average common shares	45,374	45,205	45,311	45,032

Earnings (loss) per common share:
Basic:
Continuing operations	$0.41	$0.55	$1.41	$1.46
Discontinued operations	-	-	-	(0.01)
Net income	$0.41	$0.55	$1.41	$1.45

Diluted:
Continuing operations	$0.41	$0.54	$1.41	$1.45
Discontinued operations	-	-	-	(0.01)
Net income	$0.41	$0.54	$1.41	$1.44

10	COMPREHENSIVE INCOME

The following table presents the components, net of income taxes, of comprehensive income:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2005	2004	2005	2004

Net income	$18,698	$24,464	$63,772	$64,757

Unrealized loss on interest rate swaps	(1,202)	-	(1,202)	-
Unrealized gain on available for sale securities	45	-	45	-
Comprehensive income	$17,541	$24,464	$62,615	$64,757

11	STOCK OWNERSHIP PLANS

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	921	$35.65
Granted	140	47.64
Exercised	(55)	30.32
Cancelled	(4)	36.94
Outstanding at June 30, 2005	1,002	$37.61

Options to purchase 979,000 shares of Common Stock with a weighted average exercise price of $35.07 per share were outstanding at June 30, 2004.

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

12	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At June 30, 2005, the Company had construction and equipment purchase commitments totaling approximately $15,210,000.

Investment Commitments

At June 30, 2005, the Company had unfunded capital contribution commitments of up to $3,735,000 related to limited partnerships and other entities in which it is an investor.

Merger Agreement Indemnification

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 25, 1998 (the HTV Merger Agreement), by and among Pulitzer, its predecessor Pulitzer Publishing Company (Old Pulitzer) and Hearst-Argyle Television, Inc. (Hearst-Argyle), on March 18, 1999 Hearst-Argyle acquired, through the merger (the HTV Merger) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the Broadcasting Business) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to Pulitzer in a tax-free “spin-off” to Old Pulitzer stockholders (the Spin-off). The HTV Merger and Spin-off are collectively referred to as the Broadcast Transaction.

Pursuant to the Merger Agreement, Pulitzer is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (a) any transfer tax liability attributable to the Spin-off, (b) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the HTV Merger, including tax liabilities resulting from the Spin-off, and (c) any tax liability of Pulitzer or any subsidiary of Pulitzer; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; and (iii) certain other matters as set forth in the HTV Merger Agreement.

Internal Revenue Service Matters

In October 2001, the Internal Revenue Service (IRS) formally proposed that the taxable income of Old Pulitzer for the tax year ended March 18, 1999 be increased by approximately $80,400,000 based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the HTV Merger Agreement, Pulitzer is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. In January 2002, Pulitzer filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

In August 2002, Pulitzer, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8,100,000, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the HTV Merger Agreement, Pulitzer is entitled to any refunds recovered from the IRS as a result of these claims.

In 2003 the IRS Appeals Officer initially indicated the IRS would sustain substantially the entire amount of the proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by Pulitzer on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS Examination Division for review. Subsequently, Pulitzer’s representative furnished the IRS Appeals Officer with additional information in support of its position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS Examination Division for consideration concurrently with the refund claims filed by Pulitzer on behalf of Old Pulitzer from December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.

In May 2005, discussions with the IRS Examination Division culminated in the execution of agreements under which Pulitzer’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1997, 1998 and the tax year ended March 18, 1999, after taking into account the effects of the refund claims, was determined to be approximately $81,000. The agreements with the IRS are subject to review by the U.S. Congressional Joint Committee on Taxation.

PD LLC Operating Agreement

On May 1, 2000, Pulitzer and Herald completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald holds a 5% interest. Herald’s 5% interest is reported as Minority Interest in the Consolidated Statements of Income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area (DS LLC). The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000.

In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company is participating in the formulation of Herald’s response to this IRS request for information and documents.

Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidating value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer. That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5%, but will be reduced (but not below 1%) to the extent that the present value to May 1, 2000 of the after tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

The actual amount payable to Herald either on May 1, 2010, or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC’s and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, the Company currently estimates (assuming a 5% annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100,000,000. The Company further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance. The redemption of Herald’s interest in PD LLC either on May 1, 2010 or upon termination of PD LLC in 2015 is expected to generate significant tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions.

13	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). Statement 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value based methods in Statement 123R are similar to the fair-value based method in Statement 123 in most respects. The Company adopted Statement 123 in 2003.

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

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, that changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the current period of change and instead, requires that changes in accounting principle be retrospectively applied. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

The Company does not anticipate that the implementation of the statements discussed above will have a material impact on its financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and nine months ended June 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2004 Annual Report on Form 10-K, as amended.

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

A reconciliation of operating cash flow to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2005	2004	2005	2004

Operating cash flow	$60,921	$50,697	$157,098	$140,371
Depreciation and amortization	15,454	12,034	38,534	35,321
Operating income, before equity in earnings of associated companies	45,467	38,663	118,564	105,050
Equity in earnings of associated companies	3,276	2,209	7,156	6,090
Operating income	$48,743	$40,872	$125,720	$111,140

SAME PROPERTY COMPARISONS

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions, including Pulitzer, and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude Madison Newspapers, Inc. (MNI). The Company owns 50% of the capital stock of MNI, which for financial reporting purposes is reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

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

Pension, Postretirement and Postemployment Benefit Plans

The Company evaluates its liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and the Company could recognize different amounts of expense over future periods.

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

EXECUTIVE OVERVIEW

The Company directly, and through its ownership of associated companies, publishes 58 daily newspapers in 23 states and approximately 300 weekly, classified and specialty publications, along with associated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

In April 2002, the Company acquired ownership of 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with daily circulation of 30,000 or more. In July 2002, the Company acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75%, to 1.1 million daily and 1.2 million on Sunday, and increased its revenue by nearly 50%. In February 2004, two daily newspapers acquired in the Howard acquisition were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada.

On June 3, 2005, the Company acquired Pulitzer. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer will increase the Company’s circulation by more than 50% and revenue by more than 60%.

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

Results for the three months and nine months ended June 30, 2005 improved over the prior year due to the Company’s continuing emphasis on its strategic priorities, as described above, and the improvement in the overall economic environment, both of which positively influenced advertising revenue. Increases in advertising revenue were partially offset by declines in circulation revenue and increases in costs. Results for the periods presented were also significantly influenced by the acquisition of Pulitzer.

THREE MONTHS ENDED JUNE 30, 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$89,656	$72,930	22.9%	3.0%
National	7,432	4,551	63.3	4.4
Classified:
Daily newspapers:
Employment	16,907	12,132	39.4	15.1
Automotive	12,616	10,488	20.3	(3.4)
Real estate	12,245	8,742	40.1	15.6
All other	7,825	7,359	6.3	(10.2)
Other publications	11,529	8,972	28.5	1.4
Total classified	61,122	47,693	28.2	4.7
Niche publications	3,408	3,115	9.4	(7.3)
Online	5,091	3,004	69.5	34.6
Total advertising revenue	166,709	131,293	27.0	4.1
Circulation	38,045	32,363	17.6	(1.5)
Commercial printing	5,470	5,388	1.5	(3.3)
Online services and other	7,632	6,922	10.3	7.3
Total operating revenue	217,856	175,966	23.8	3.0
Compensation	85,173	68,838	23.7	1.8
Newsprint and ink	21,478	16,314	31.7	6.5
Other operating expenses	50,284	40,117	25.3	(2.2)
	156,935	125,269	25.3	1.2
Operating cash flow	60,921	50,697	20.2	6.7
Depreciation and amortization	15,454	12,034	28.4	(6.5)
Operating income, before equity in earnings of associated companies	45,467	38,663	17.6	10.0
Equity in earnings of associated companies	3,276	2,209	48.3
Operating income	48,743	40,872	19.3
Non-operating expense, net	(19,209)	(2,624)	NM
Income from continuing operations before income taxes	29,534	38,248	(22.8)
Income tax expense	10,691	13,696	(21.9)
Minority interest	145	—	NM
Income from continuing operations	$18,698	$24,552	(23.8)%

Earnings per common share:
Basic	$0.41	$0.55	(25.5)%
Diluted	0.41	0.54	(24.1)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended June 30, 2005 had the same number of Sundays as the prior year quarter.

In total, acquisitions and divestitures accounted for $38,983,000 of revenue and $30,164,000 of operating expenses, other than depreciation and amortization, in the three months ended June 30, 2005. Acquisitions and divestitures accounted for $2,277,000 of revenue and $1,937,000 of operating expenses other than depreciation and amortization, in the three months ended June 30, 2004.

Advertising Revenue

For the three months ended June 30, 2005, total same property revenue increased $5,184,000, or 3.0%, and total same property advertising revenue increased $5,374,000, or 4.1%. Same property retail revenue increased $2,164,000, or 3.0%. Same property average retail rate, excluding preprint insertions, increased 3.4%. Preprint insertion revenue increased 5.0%.

Same property classified advertising revenue increased 4.7% for the three months ended June 30, 2005. Higher margin employment advertising at the daily newspapers increased 15.1% on a same property basis, the seventh consecutive quarterly increase, and same property real estate classified revenue increased 15.6%. Same property automotive classified advertising decreased 3.4%. Same property average classified rates declined 2.0%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consisted of the following:

	Three Months Ended June 30
(Thousands of Inches)	2005	2004	Percent Change

Retail	2,628	2,691	(2.3)%
National	146	141	3.5
Classified	3,046	2,861	6.5
	5,820	5,693	2.2%

Advertising in niche publications decreased 7.3% on a same property basis, due to the loss of a larger publication in one market, partially offset by new publications in existing markets and penetration of new and existing markets. Online advertising increased 34.6% on a same property basis, due primarily to expanded cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $484,000, or 1.5%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including MNI, decreased 1.2% and Sunday circulation decreased 1.8% for the three months ended June 2005, compared to the prior year. The Company remains focused on growing circulation units and readership through a number of initiatives.

Same property commercial printing revenue decreased $173,000, or 3.3%. Same property online services and other revenue increased $466,000, or 7.3%.

Operating Expenses and Results of Operations

Same property compensation expense increased $1,173,000, or 1.8%, in the current year quarter. Same property full-time equivalent employees decreased 0.7% year over year. Normal salary increases, higher incentive compensation from increasing revenue and overtime, along with associated increases in taxes and benefits contributed to the increase. Reduced medical expense from plan changes offset other increases. Same property newsprint and ink costs increased $1,038,000, or 6.5%, in the current year quarter due to newsprint price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 1.0%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, decreased $802,000 or 2.2%, in the current year quarter. Expenses to maintain circulation and outside printing costs contributed to the growth in other operating expenses. Depreciation and amortization expense decreased $740,000, or 6.5%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Nonrecurring transition costs related to the acquisition of Pulitzer totaled $1,450,000, or two cents per diluted common share, for the three months ended June 30, 2005. Such costs are not included in same property comparisons and are expected to continue for the remainder of the calendar year.

Operating cash flow improved 20.2% to $60,921,000 the current year quarter from $50,697,000 in the prior year. Operating cash flow margin decreased to 28.0% from 28.8% in the prior year quarter due to the inclusion of Pulitzer results. Same property operating cash flow increased 6.7%. Same property operating cash flow margin increased to 33.7%, from 32.5% in the prior year quarter. Equity in earnings of associated companies increased to $3,276,000 in the current year quarter, compared to $2,209,000 in the prior year quarter, primarily from inclusion of Tucson results. Operating income increased 19.3% to $48,743,000. Operating income margin decreased to 22.4% from 23.2% due to the inclusion of Pulitzer results.

Nonoperating Income and Expense

Financial expense increased $6,177,000 due to the debt acquired to fund the Pulitzer acquisition, partially offset by debt reduction funded by cash generated from operations. Refinancing of existing debt of the Company as a result of the acquisition of Pulitzer resulted in a pretax loss of $11,181,000, or 15 cents per diluted common share.

Overall Results

The Company’s effective income tax rate increased to 36.2% from 35.8% in the prior year quarter. The effective rate in the prior year quarter was lower due to favorable resolution of outstanding state tax issues. As a result of all of the above, earnings per diluted common share from continuing operations decreased 24.1% to $0.41 per share from $0.54 per share in the prior year quarter.

NINE MONTHS ENDED JUNE 30, 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Nine Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$241,524	$216,802	11.4%	3.4%
National	19,689	13,844	42.2	13.2
Classified:
Daily newspapers:
Employment	40,072	32,006	25.2	15.6
Automotive	31,722	30,149	5.2	(3.1)
Real estate	29,785	24,773	20.2	11.4
All other	19,317	18,419	4.9	(2.6)
Other publications	28,492	24,409	16.7	1.8
Total classified	149,388	129,756	15.1	5.3
Niche publications	9,342	8,228	13.5	2.6
Online	11,667	7,989	46.0	32.7
Total advertising revenue	431,610	376,619	14.6	5.0
Circulation	102,303	97,872	4.5	(2.3)
Commercial printing	15,977	15,115	5.7	3.3
Online services and other	20,744	19,688	5.4	9.6
	570,634	509,294	12.0	3.7
Compensation	227,856	206,196	10.5	2.5
Newsprint and ink	54,371	46,528	16.9	7.7
Other operating expenses	131,309	116,199	13.0	1.4
	413,536	368,923	12.1	2.8
Operating cash flow	157,098	140,371	11.9	5.7
Depreciation and amortization	38,534	35,321	9.1	(4.7)
Operating income, before equity in earnings of associated companies	118,564	105,050	12.9	8.5
Equity in earnings of associated companies	7,156	6,090	17.5
Operating income	125,720	111,140	13.1
Non-operating expense, net	(24,393)	(9,287)	162.7
Income from continuing operations before income taxes	101,327	101,853	(0.5)
Income tax expense	37,410	36,632	2.1
Minority interest	145	-	NM
Income from continuing operations	$63,772	$65,221	(2.2)%

Earnings per common share:
Basic	$1.41	$1.45	(2.8)%
Diluted	1.41	1.44	(2.1)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The nine month period ended June 30, 2005 had the same number of Sundays as the same period in the prior year.

In total, acquisitions and divestitures accounted for $47,114,000 of revenue and $37,078,000 of operating expenses other than depreciation and amortization, in the nine months ended June 30, 2005. Acquisitions and divestitures accounted for $4,537,000 of revenue and $3,702,000 of operating expenses other than depreciation and amortization, in the nine months ended June 30, 2004.

Advertising Revenue

For the nine months ended June 30, 2005, total same property revenue increased $18,763,000, or 3.7%, and total same property advertising revenue increased $18,800,000 or 5.0%. Same property retail revenue increased $7,356,000 or 3.4%. Same property average retail rate, excluding preprint insertions, increased 4.2%. Preprint insertion revenue increased 4.1%.

Same property classified advertising revenue increased 5.3% for the nine month period ended June 30, 2005. Higher margin employment advertising at the daily newspapers increased 15.6% on a same property basis, and same property real estate classified revenue increased 11.4%. Same property automotive classified advertising decreased 3.1%. Same property average classified rates decreased 1.8%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consists of the following:

	Nine Months Ended June 30
(Thousands of Inches)	2005	2004	Percent Change

Retail	7,912	8,109	(2.4)%
National	435	412	5.6
Classified	8,557	7,952	7.6
	16,904	16,473	2.6%

Advertising in niche publications increased 2.6% on a same property basis, due to new publications in existing markets and penetration of new and existing markets offset by the loss of a larger publication in one market. Online advertising increased 32.7% on a same property basis, due primarily to expanded cross-selling with the Company’s print publications. Both of these categories are a strategic focus for the Company.

Circulation and Other Revenue

Same property circulation revenue decreased $2,255,000 or 2.3%, in the current year nine month period. The Company’s unaudited total average daily newspaper circulation units, including MNI, declined 1.2% and Sunday circulation decreased 1.3% for the nine months ended June 2005, compared to the prior year. The Company remains focused on growing circulation units and readership through a number of initiatives.

Same property commercial printing revenue increased $493,000 or 3.3%. Same property online services and other revenue increased $1,726,000 or 9.6%.

Operating Expenses and Results of Operations

Same property compensation expense increased $4,724,000 or 2.5%, in the current year nine month period. Same property full-time equivalent employees decreased 0.4% year over year, offsetting normal salary increases. Same property newsprint and ink costs increased $3,542,000 or 7.7%, in the current year nine month period due to newsprint price increases combined with an increase in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume increased 0.4%. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,505,000 or 1.4%, in the current year nine month period. Expenses to maintain circulation and outside printing costs also contributed to the growth in other operating expenses and more than offset a $550,000 accrual made in the prior year nine month period for the prospect that the Company, among many others, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002. Depreciation and amortization expense decreased $1,602,000, or 4.7%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Nonrecurring transition costs related to the acquisition of Pulitzer totaled $1,543,000, or two cents per diluted common share, for the nine months ended June 30, 2005. Such costs are not included in same property comparisons and are expected to continue for the remainder of the calendar year.

Operating cash flow improved 11.9% to $157,098,000 in the current year nine month period from $140,371,000 in the prior year. Operating cash flow margin decreased to 27.5% from 27.6% in the prior year, due to the inclusion of Pulitzer results. Same property operating cash flow increased 5.7%. Same property operating cash flow margin increased to 32.0%, compared to 31.4% in the prior year period. Equity in earnings of associated companies increased to $7,156,000 in the current year nine month period, compared to $6,090,000 in the prior year, primarily due to inclusion of Tucson results. Operating income increased 13.1% to $125,720,000. Operating income margin increased to 22.0% from 21.8%.

Nonoperating Income and Expense

Financial expense increased $4,829,000 primarily due to the debt acquired to fund the Pulitzer acquisition, partially offset by debt reduction funded by cash generated by operations. Refinancing of existing debt of the Company as a result of the acquisition of Pulitzer resulted in a pretax loss of $11,181,000, or 15 cents per diluted common share.

Overall Results

The Company’s effective income tax rate increased to 36.9% from 36.0% in the prior year due primarily to favorable resolution of outstanding state tax issues in the prior year. As a result of all of the above, earnings per diluted common share from continuing operations decreased 2.8% to $1.41 per share from $1.45 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $111,406,000 for the nine months ended June 30, 2005 and $92,498,000 for the same period in 2004. Decreased income from continuing operations was offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $1,260,600,000 for the nine months ended June 30, 2005, and $17,105,000 in the same period in 2004. Acquisitions account for substantially all of the current year usage. Existing cash of Pulitzer was used to pay acquisition fees and expenses and repay debt of the Company. Capital expenditures and acquisitions were responsible for the primary usage of funds in the prior year.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its Credit Agreement or, if necessary, by accessing the capital markets.

On June 3, 2005, the Company entered into a Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,550,000,000 and consists of a seven year, $800,000,000 A Term Loan, an eight year $300,000,000 B Term Loan and a seven year $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with a right, with the consent of the administrative agent, to request at certain times prior to June 2012, that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request.

On June 3, 2005, upon consummation of the Credit Agreement, the Company borrowed $800,000,000 under the A Term Loan, $300,000,000 under the B Term Loan, and $362,000,000 under the revolving credit facility, of which $10,000,000 was repaid the following week. The proceeds were used to consummate the Merger with Pulitzer, to repay existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Credit Agreement, the Company redeemed, as of June 3, 2005, all of the outstanding indebtedness under its then existing credit agreement and, as of June 6, 2005, the existing senior notes of the Company under the Note Purchase Agreement, dated as of March 18, 1998. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments.

Cash provided by financing activities totaled $1,191,713,000 during the nine months ended June 30, 2005, and required $77,993,000 in the prior year. Cash dividend payments have been influenced by timing.

Cash and cash equivalents increased $42,519,000 for the nine months ended June 30, 2005 and decreased $2,813,000 for the same period in 2004. In July 2005, $50,000,000 of cash was used to reduce debt under the B Term Loan.

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

INTEREST RATES

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $11,020,000, based on floating rate debt outstanding at June 30, 2005, excluding debt subject to the interest rate swaps described below, and excluding debt of MNI.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

At June 30, 2005, after consideration of the forward starting interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates.

Restricted Cash and Investments

Interest rate risk in the Company’s restricted cash and investments is managed by investing only in securities with maturities no later than April 2010, after which time all restrictions on such funds lapse. Only high-quality investments are considered. Interest-earning assets, including those in defined benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,897,000 based on anticipated consumption in 2005, excluding consumption of MNI and TNI.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at June 30, 2005.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at June 30, 2005 is approximately $11,579,000. There is no impact on reported results or financial condition from such changes in interest rates.

Item 4. Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Chief Executive Officer, Mary E. Junck, and Chief Financial Officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of June 30, 2005, and have concluded that such controls and procedures are effective and that no changes are required.

There have been no significant changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the quarter ended June 30, 2005.

PART II OTHER INFORMATION

Item 2(c). Issuer Purchases of Equity Securities

During the three months ended June 30, 2005, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number Of Shares Purchased Or Forfeited	Average Price Per Share

April	646	$43.17

Item 6. Exhibits

EXHIBITS

10.1	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998.

10.2	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company.

10.3	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company.

10.4	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC.

10.5	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended on June 1, 2001.

10.6	Indemnity Agreement, dated as of May 1, 2000, between The Herald Company, Inc. and Pulitzer Inc.

10.7	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC.

10.8	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended on November 23, 2004.

10.9	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended on August 7, 2000, November 23, 2004 and June 3, 2005.

10.10	Non-Confidentiality Agreement, dated as of May 1, 2000.

10.11	Employment Agreement, dated August 26, 1998 between Pulitzer Inc. and Terrance C.Z. Egger.

10.12	Pulitzer Inc. Executive Transition Plan.

10.13	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Terrance C.Z. Egger, dated as of January 1, 2002.

10.14	Incentive Opportunities Term Sheet for Terrance C.Z. Egger.

10.15	Amended and Restated Pulitzer Inc. Supplemental Executive Benefit Pension Plan (restated as of June 3, 2005)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: August 9, 2005
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)