Form 10-K
period 2005-09-30
LEE ENTERPRISES, INC
filed 2005-12-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]  No [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 30, 2005. Common Stock and Class B Common Stock, $2.00 par value, $1,617,843,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2005. Common Stock, $2.00 par value, 38,731,280 shares and Class B Common Stock, $2.00 par value, 6,936,822 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2006 are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on the Company’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships and increased capital and other costs. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I

References to 2005, 2004 and 2003 and the like mean the fiscal years ended September 30.

ITEM 1.  BUSINESS

The Company directly, and through its ownership of associated companies, publishes 58 daily newspapers in 23 states and more than 300 weekly, classified and specialty publications, along with associated and integrated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

The Company is focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Improve readership and circulation;
•	Emphasize strong local news;
•	Accelerate online growth;
•	Nurture employee development and achievement; and
•	Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

HOWARD AND SIOUX CITY ACQUISITIONS

In April 2002, the Company acquired 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with circulation of 30,000 or more. In July 2002, the Company acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75% and increased its revenue by nearly 50%. In February 2004, two daily newspapers acquired in the Howard acquisition were exchanged for two daily newspapers in Burley, Idaho and Elko, Nevada.

A key reason for the acquisitions is that historically, Howard and SCN generated substantially less revenue per paid unit of circulation than the Company’s existing newspapers. The expectation was that faster revenue growth could be achieved by applying the Company’s successful selling strategies and tactics to Howard and SCN.

PULITZER ACQUISITION

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). Pulitzer publishes 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI Partners, as described more fully below. The acquisition of Pulitzer increased the Company’s circulation by more than 50%, to almost 1.7 million daily and more than 1.9 million Sunday, and revenue, on an annualized basis, by more than 60%.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (PD LLC), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area. St. Louis newspaper operations also include the Suburban Journals, a group of 35 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve. In 2005, the Suburban Journals had average unduplicated circulation of approximately 0.7 million, resulting in the delivery of approximately 1.1 million copies per week.

Pulitzer and one of its subsidiaries hold a 95% interest in the results of operations of PD LLC, and The Herald Company, Inc. (Herald) holds a 5% interest.

Pulitzer’s wholly-owned subsidiary, Pulitzer Newspapers, Inc. (PNI), and its subsidiaries publish 12 daily newspapers, as well as more than 75 weekly newspapers, shoppers and niche publications, that serve markets in the Midwest, Southwest and West.

In 2005, the Company devoted substantial attention to the successful integration of Pulitzer into its business. The Company made significant and immediate changes to systems and other areas of operations. Additional changes in operations will occur in 2006. The Company also devoted resources and training to bring its successful selling strategies and tactics to Pulitzer. The Company believes the integration has been successful to date, with minimal disruption to the business and low turnover of key personnel.

One measure of the success of the Company’s strategy to grow through acquisition is its enterprise value, which is defined as the market value of its equity securities, plus the principal amount of debt outstanding, less cash assets. The chart above depicts the Company’s enterprise value, which has increased 226%, to $3,532,000,000, over the last four years.

TNI Partners

As a result of the acquisition of Pulitzer, the Company owns a 50% interest in TNI Partners (TNI), the Tucson, Arizona newspaper partnership. TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and the owner of the remaining 50%, Citizen Publishing Company (Citizen), a wholly-owned subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and the Tucson Citizen. TNI collects all receipts and income and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Under the amended and restated joint operating agreement between Star Publishing and Citizen (the Agency Agreement), The Arizona Daily Star remains the separate property of Star Publishing. Net pretax income or loss of TNI is allocated equally to Star Publishing and Citizen. Results of TNI are accounted for using the equity method.

The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws. Agency agreements generally allow newspapers operating in the same market to share certain printing and other facilities and to pool certain revenue and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers in the same market. Newspapers in several cities operate under joint operating or agency agreements.

The Agency Agreement has governed the joint operations of the Arizona Daily Star and Tucson Citizen since 1940. The Board of Directors of TNI presently consists of three directors chosen by Star Publishing and three chosen by Citizen. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Arizona Daily Star and the Tucson Citizen benefit from increases, and can be adversely affected by decreases, in each other’s circulation. The Agency Agreement expires in 2015, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

Due to the agency relationship existing in Tucson, the Arizona Daily Star and Tucson Citizen cannot be viewed as competitors for advertising or circulation revenue. The Arizona Daily Star and Tucson Citizen compete primarily against other media, suburban, neighborhood and national newspapers, and other publications.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company. The Capital Times Company owns the remaining 50% of the capital stock of MNI. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper business and in the rating services. Results of MNI are accounted for using the equity method. MNI operates under the trade name Capital Newspapers.

ADVERTISING

More than 75% of the Company’s 2005 revenue was derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase circulation unit sales through internal expansion into existing and contiguous markets, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that expand the Company’s operating revenue.

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

The Company’s newspapers and classified and specialty publications compete with newspapers having regional circulation, magazines, radio, television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, price and advertiser results. In addition, several of the Company’s daily and Sunday newspapers compete with other local daily or weekly newspapers. The Company estimates that it captures more than 50% of the total advertising dollars spent on print, broadcast and online advertising in substantially all of its markets and approximately 30% in St. Louis.

The number of competitors in any given market varies, and cannot be estimated with any degree of certainty. However, all of the forms of competition noted above exist to some degree in the Company’s markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1.

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

Niche publications are specialty publications, such as lifestyle, business, health or home improvement publications that contain significant amounts of advertising.

Online advertising consists of display, banner, classified or other advertising on websites integrated with the Company’s print publications.

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

The chart above compares newspaper advertising spending, as measured by the Newspaper Association of America (NAA), and the Company’s same property advertising revenue, for the last five fiscal years. The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. The Company’s enterprises are generally located in midsize and smaller markets. These markets were more stable than major metropolitan markets during the most recent downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets as the economy continues to improve.

READERSHIP AND CIRCULATION

Based on independent research, the Company estimates that, on an average Sunday, its newspapers are read by up to 75% of adults in its markets. In the St. Louis market, Scarborough research estimates the Company’s products are read by 62% of adults, including 55% of the key 18-34 year-old demographic. Readership by young adults is also significant in other of the Company’s markets. The Company’s newspapers are reaching an increasingly larger share of the market through rapid online growth, as illustrated in the table below, as well as through additional specialty and niche publications.

After advertising, circulation is the Company’s largest source of revenue. According to national NAA data, daily newspaper circulation unit sales have decreased 14% cumulatively since their peak in 1984 and Sunday circulation unit sales have decreased 8% since their peak in 1990. For the six months ended September 2005, daily circulation, which includes Pulitzer, TNI and MNI, as measured by the Audit Bureau of Circulations (ABC), declined 1.8%, and Sunday circulation declined 2.2%, significantly outperforming the industry as a whole. The charts on page 6 depict the percentage change in daily and Sunday circulation unit sales of the Company’s newspapers over the last five years, compared to the corresponding six month period of the previous year. Such results are, in substantially all reporting periods, better than industry averages.

Growth in readership and circulation, as well as growth in online visitors, can, over time, also positively impact advertising revenue. The Company’s strategies to improve readership and circulation, as well as website visits, include continuous improvement of content and promotional efforts. Content can include focus on local news, features, other content, headline accuracy, presentation, writing style, tone, type style and reduction of factual errors. Promotional efforts include advertising, contests and other initiatives to increase awareness of the products. Customer service can also influence circulation. The Company’s enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or checking account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from location to location and are determined principally by the publishers at the local level in collaboration with senior management of the Company. Competition for circulation is generally based on the content, journalistic quality and price of the publication.

Circulation competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

Changes in telemarketing regulations effective in 2004 reduced the Company’s ability to obtain new subscribers using this channel. Other methods to attract and retain subscribers have been and remain in use. However, telemarketing has historically been the largest single source of new subscribers. Same property circulation starts obtained through the Company’s marketing efforts increased more than 10% in 2004, in spite of new telemarketing restrictions, but declined 2% in 2005, including MNI.

In 2004, several major newspaper publishers (not including the Company) announced significant downward adjustments to previously reported circulation totals. The Company has not experienced any impact on its relationships with advertisers from such announcements by other publishers. Approximately 75% of the Company’s circulation is home delivery. Combined with small route sizes and the limited use of independent distributors, monitoring and inspection of the Company’s circulation is not as difficult as in some major metropolitan markets. Nonetheless, in 2004 the Company enhanced its existing procedures in several areas to further ensure the integrity of its reported circulation.

DAILY NEWSPAPERS AND MARKETS

The Company, MNI and TNI publish the following daily newspapers:

			Paid Circulation (1)
Newspaper	City	State	Daily		Sunday
St. Louis Post-Dispatch (2)	St. Louis	Missouri	278,531		428,601
Arizona Daily Star (2)(3)	Tucson	Arizona	103,708		161,975

Capital Newspapers (4)
Wisconsin State Journal	Madison	Wisconsin	91,164		146,439	(5)
The Capital Times	Madison	Wisconsin	18,640		-	(5)
Daily Citizen	Beaver Dam	Wisconsin	10,318		-
Portage Daily Register	Portage	Wisconsin	4,905		-
Baraboo News Republic	Baraboo	Wisconsin	4,193		-
North County Times (6)	Oceanside and Escondido	California	88,648		93,151
The Times (6)	Munster, Valparaiso, and Crown Point	Indiana	81,392		89,241
Lincoln Group
Lincoln Journal Star	Lincoln	Nebraska	73,689		82,800
Columbus Telegram	Columbus	Nebraska	9,035		9,996
Fremont Tribune	Fremont	Nebraska	8,210		-
Beatrice Daily Sun	Beatrice	Nebraska	7,716		-
Quad-Cities Group
Quad-City Times	Davenport	Iowa	52,182		69,003
Muscatine Journal	Muscatine	Iowa	7,822		-
Billings Gazette	Billings	Montana	46,365		52,765
The Pantagraph (2)	Bloomington	Illinois	45,980		50,245
Sioux City Journal (6)	Sioux City	Iowa	43,007		41,562
The Courier (6)	Waterloo and Cedar Falls	Iowa	40,736		50,664
The Post-Star (6)	Glens Falls	New York	34,345		36,897
Central Illinois Newspaper Group
Herald & Review	Decatur	Illinois	33,692		42,942
Journal Gazette (6)	Mattoon	Illinois	10,294		-
Times-Courier (6)	Charleston	Illinois	6,457		-
River Valley Newspaper Group
La Crosse Tribune	La Crosse	Wisconsin	32,838		40,902
Winona Daily News	Winona	Minnesota	11,303		12,705
The Daily Herald (2)	Provo	Utah	30,695		37,476
Casper Star-Tribune (6)	Casper	Wyoming	30,560		32,943

Missoula Group
Missoulian	Missoula	Montana	30,378		34,541
Ravalli Republic	Hamilton	Montana	5,186	(7)	-
Rapid City Journal	Rapid City	South Dakota	30,093		34,492
The Journal Times	Racine	Wisconsin	28,848		30,546
The Bismarck Tribune	Bismarck	North Dakota	27,548		30,867
The Southern Illinoisan	Carbondale	Illinois	27,446		36,491
The Daily News (6)	Longview	Washington	21,442		21,480

Magic Valley Group
The Times-News (6)	Twin Falls	Idaho	20,514		21,049
Elko Daily Free Press (8)	Elko	Nevada	5,870	(7)	-
South Idaho Press (8)	Burley	Idaho	3,232	(7)	2,763	(7)
Globe Gazette	Mason City	Iowa	18,743		23,174
Napa Valley Register (2)	Napa	California	17,299		17,876

			Paid Circulation(1)
Newspaper	City	State	Daily		Sunday
Central Coast Newspapers
Santa Maria Times (2)	Santa Maria	California	18,293		17,895
The Lompoc Record (2)	Lompoc	California	6,529		6,775
Mid-Valley News Group
Albany Democrat-Herald	Albany	Oregon	17,239		17,730
Corvallis Gazette-Times	Corvallis	Oregon	11,524		12,021
The Times and Democrat (6)	Orangeburg	South Carolina	17,040		16,876
Independent Record	Helena	Montana	14,328		14,878
The Montana Standard	Butte	Montana	14,236		14,402
The Sentinel (6)	Carlisle	Pennsylvania	14,235		14,650
The Sentinel (2)	Hanford	California	13,248		13,010
The World (2)	Coos Bay	Oregon	12,562		-
The Citizen (6)	Auburn	New York	11,912		13,781
Arizona Daily Sun (2)	Flagstaff	Arizona	11,189		12,389
Daily Chronicle (2)	DeKalb	Illinois	9,211		10,511
The Garden Island (2)	Lihue	Hawaii	8,647		9,093
The Ledger Independent (6)	Maysville	Kentucky	8,580		-
Daily Journal (2)	Park Hills	Missouri	8,046		8,232
The Chippewa Herald	Chippewa Falls	Wisconsin	6,893		7,050
Shawano Leader (4)	Shawano	Wisconsin	6,324		6,768
The Daily News (2)	Rhinelander	Wisconsin	3,794	(7)	4,276	(7)
			1,656,854		1,933,923

(1)	Source: ABC: Six months ended September 2005, unless otherwise noted.
(2)	Acquired in 2005.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI, which is 50% owned by the Company.
(5)	Combined edition.
(6)	Acquired in 2002.
(7)	Source: Company statistics.
(8)	Acquired in 2004.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities include websites supporting each of its daily newspapers and certain of its other publications. The Company also owns 82.5% (81% in 2005) of an Internet service company, INN Partners, L.C. (doing business as TownNews.com) that provides online infrastructure for more than 1,000 daily and weekly newspapers, and shoppers. Internet activities of the newspapers, except for MNI and TNI, are reported and managed as a part of the Company’s publishing operations. In addition, the Company has minority investments in two Internet service companies, PowerOne Media, LLC and CityXpress Corp., which provide integrated online classified solutions for the newspaper industry, integrate online editorial content and provide transactional and promotional opportunities.

Online businesses of the Company have experienced rapid growth over the last several years, which is expected to continue.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

Selma Enterprises	Selma, California
William Street Press	Decatur, Illinois
Hawkeye Printing and Trico Communications	Davenport, Iowa
Platen Press	Butte, Montana
Farcountry Press	Helena, Montana
Broadwater Printing	Townsend, Montana
Journal Star Commercial Printing	Lincoln, Nebraska
Plaindealer Publishing	Tekamah, Nebraska
Little Nickel Quik Print	Lynnwood, Washington
Spokane Print and Mail	Spokane, Washington
Triangle Press	Chippewa Falls, Wisconsin
Wingra Printing (1)	Madison, Wisconsin

(1)	Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Between September 2004 and September 2005, the Resource Information Systems, Inc. 30 pound newsprint price index rose 11.8%. Price fluctuations can have a significant effect on the results of operations. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint. For additional information regarding supply of newsprint, see “Contractual Obligations” under Item 7, included herein. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2005:

Name	Age	Service With The Company	Named To Present Office	Present Office

Mary E. Junck	58	June 1999	January 2002	Chairman, President and Chief Executive Officer

Rosanne M. Cheeseman	51	April 1998	November 2004	Vice President – Sales & Marketing

Terrance C.Z. Egger	48	June 2005	June 2005	Vice President – Publishing

Nancy L. Green	63	December 2000	September 2002	Vice President – Circulation

Michael R. Gulledge	45	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	60	September 1969	September 2005	Vice President – Communications

James W. Hopson	59	July 2000	July 2000	Vice President – Publishing

Brian E. Kardell	42	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	57	August 1994	January 1997	Vice President – Human Resources

Linda Ritchie Lindus	57	April 2000	October 2005	Vice President – Publishing

Kevin E. Mowbray	43	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	51	February 1989	November 1997	Vice President – Interactive Media and Corporate Counsel

Carl G. Schmidt	49	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

John VanStrydonck	52	March 1981	June 2000	Vice President – Publishing

Greg R. Veon	53	April 1976	November 1999	Vice President – Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in January 2002. From January 2001 to January 2002 she served as President and Chief Executive Officer. From January 2000 to January 2001 she served as President and Chief Operating Officer. From May 1999 to January 2000 she served as Executive Vice President and Chief Operating Officer. From May 1996 to April 1999 she served as Executive Vice President of The Times Mirror Company and President of Eastern Newspapers. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993.

Rosanne M. Cheeseman was appointed Vice President – Sales & Marketing in November 2004. From October 2002 to November 2004 she served as Advertising Director of the North County Times and was named Associate Publisher in November 2004. From 2000 to October 2002 she served as Director – Sales and Development of the Company and from April 1998 to 2000 she served as National Sales Manager.

Terrance C. Z. Egger was elected a Vice President – Publishing in June 2005. From July 2002 to June 2005, he served as a Senior Vice President of Pulitzer. He has served as Publisher of the St. Louis Post-Dispatch since July 1999.

Nancy L. Green was appointed Vice President – Circulation in September 2002 and named Publisher of The Courier in August 2004. From December 2000 to September 2002, she served as Director of

Circulation Sales, Distribution and Marketing. For more than five years prior to December 2000, she served as a vice president in the University System of Georgia.

Michael R. Gulledge was elected a Vice President – Publishing in May 2005 and named Publisher of the Billings Gazette in October 2000. From February 2002 to May 2005 he served as a Group Publisher.

Daniel K. Hayes was appointed Vice President – Communications in September 2005. From 1998 to September 2005 he served as Director of Communications.

James W. Hopson was elected a Vice President – Publishing and named Publisher of the Wisconsin State Journal in July 2000. He also serves as President of MNI.

Brian E. Kardell was appointed Vice President – Production and Chief Information Officer in August 2003. From 2001 to August 2003, he served as Vice President – Information Systems and Chief Information Officer. From 1997 to 2001, he served as Director of Information Services and Chief Information Officer.

Vytenis P. Kuraitis was elected Vice President – Human Resources in 1997.

Linda Ritchie Lindus was elected a Vice President – Publishing in October 2005 and named publisher of The Pantagraph in June 2005. From February 2002 to October 2005 she served as a Group Publisher. From July 2002 to June 2005 she also served as Publisher of the Herald & Review. From April 2000 to February 2002, she served as Publisher of The Southern Illinoisan.

Kevin E. Mowbray was elected a Vice President – Publishing and named Publisher of The Times in November 2004. From July 2002 to November 2004 he served as Vice President – Sales & Marketing of the Company. From 2000 to July 2002 he served as Publisher of The Bismarck Tribune.

Gregory P. Schermer was elected Vice President – Interactive Media in November 1997. He has served as Corporate Counsel of the Company since 1989. He also serves on the Board of Directors of the Company.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001. For more than five years prior to May 2001, he served as Senior Vice President and Chief Financial Officer of Johnson Outdoors Inc.

John VanStrydonck was elected a Vice President – Publishing in June 2000 and named Publisher of the Missoulian in October 2002. From September 1994 to June 2000 he served as Publisher of the Rapid City Journal.

Greg R. Veon was elected a Vice President – Publishing in November 1999.

EMPLOYEES

At September 30, 2005, the Company had approximately 10,000 employees, including approximately 2,800 part-time employees, exclusive of MNI and TNI. Full-time equivalent employees at September 30, 2005 total approximately 8,800. The Company considers its relationship with its employees to be good.

Bargaining unit employees represent approximately 80% of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with substantially all bargaining unit employees with expiration dates ranging from November 2006 through January 2011. The St. Louis Post-Dispatch is currently in negotiations with the Graphic Communications International Union (GCIU) Local No. 6-505M, which represents approximately 35 employees. The GCIU contract expired in September 2002. All St. Louis Post-Dispatch labor contracts contain no-strike clauses.

Approximately 160 employees in eight additional locations are represented by collective bargaining units. Contracts at two of these locations are expired and negotiations are ongoing.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

The Company has a long, substantial history of progressive corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, six of eight members of the Board of Directors are independent, as are all members of the Board’s Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates.

In addition, the Company’s revenue, including same property results, is reported to the public on a monthly basis, as is certain other statistical information, improving the timeliness of reporting of information to investors. The Company was also among the first in the nation to voluntarily record expense related to employee stock options.

At www.lee.net, one may access a wide variety of information, including news releases, Securities and Exchange Commission filings, financial statistics, annual reports, presentations, governance documents, newspaper profiles and online links. The Company makes available via its website, all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after their filing with the SEC.

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

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities (except Madison, Wisconsin, which is owned by MNI, Tucson, which is jointly owned by Star Publishing and Citizen, a leased plant in Spokane, Washington and leased land for the Helena, Montana and Lihue, Hawaii plants) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. With the exception of St. Louis, none of the Company’s facilities is individually significant to its business.

Information related to St. Louis facilities is as follows:

	Square Feet
	Owned	Leased

St. Louis, Missouri (PD LLC)	753,819	56,107
St. Louis, Missouri (Suburban Journals)	127,335	41,330

The Baraboo News Republic, Beatrice Daily Sun, Corvallis Gazette-Times, Daily Citizen, Journal Gazette, The Lompoc Record, Muscatine Journal, Ravalli Republic, Times Courier and Winona Daily News, as well as many of the Company’s and MNI’s approximately 300 other publications, are printed at other Company facilities to enhance operating efficiency. The Company’s newspapers and other publications have formal or informal backup arrangements for printing in the event of a disruption in production capability.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

Common Stock of the Company is listed on the New York Stock Exchange. Class B Common Stock is not traded on an exchange but is readily convertible to Common Stock. Class B Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale, or at the option of the holder, into Common Stock. The table below includes the high and low prices of Common Stock for each quarter during the past three years, the closing price at the end of each quarter and dividends per common share.

	Quarter
	1st	2nd	3rd	4th

STOCK PRICES

2005
High	$48.85	$46.06	$43.68	$44.32
Low	44.87	42.70	39.82	39.90
Closing	46.08	43.40	40.09	42.48

2004
High	$44.15	$46.94	$49.83	$48.78
Low	38.67	43.35	45.05	44.65
Closing	43.65	45.18	48.01	46.34

2003
High	$34.70	$34.50	$38.55	$40.68
Low	29.75	30.35	31.35	36.40
Closing	33.52	31.52	37.53	38.67

DIVIDENDS

2005	$0.18	$0.18	$0.18	$0.18
2004	0.18	0.18	0.18	0.18
2003	0.17	0.17	0.17	0.17

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2005, the Company had 2,461 holders of Common Stock and 1,573 holders of Class B Common Stock.

During the three months ended September 30, 2005, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number Of Shares Purchased	Average Price Per Share

July	359	$40.25

On November 16, 2005, the Board of Directors declared a dividend in the amount of $0.18 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, to be paid on January 3, 2006, to stockholders of record on December 1, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2005	2004	2003	2002	2001
	(1)			(2)	(3)(4)
OPERATING RESULTS

Operating revenue	$860,859	$683,324	$647,333	$518,568	$426,966
Depreciation and amortization	60,828	48,027	45,507	34,464	31,357
Operating income, before equity in earnings of associated companies	155,441	138,214	129,640	109,350	76,622
Equity in earnings of associated companies	12,403	8,340	8,053	9,057	7,651
Operating income	167,844	146,554	137,693	118,407	84,273
Financial income	2,824	1,066	1,120	6,007	28,548
Financial expense	(38,038)	(12,665)	(16,535)	(15,777)	(11,963)

Income from continuing operations	$76,878	$86,469	$77,881	$78,505	$58,071
Discontinued operations	-	(398)	160	1,325	254,399
Net income	$76,878	$86,071	$78,041	$79,830	$312,470

EARNINGS PER COMMON SHARE

Basic:
Continuing operations	$1.70	$1.93	$1.76	$1.78	$1.33
Discontinued operations	-	(0.01)	-	0.03	5.81
Net income	$1.70	$1.92	$1.76	$1.81	$7.14

Diluted:
Continuing operations	$1.70	$1.92	$1.75	$1.77	$1.32
Discontinued operations	-	(0.01)	-	0.03	5.77
Net income	$1.70	$1.91	$1.75	$1.80	$7.09

Weighted average common shares:
Basic	45,118	44,792	44,316	44,087	43,784
Diluted	45,348	45,092	44,513	44,351	44,089

Dividends per common share	$0.72	$0.72	$0.68	$0.68	$0.68

OTHER INFORMATION

Operating income as a percent of revenue	19.5%	21.4%	21.3%	22.8%	19.7%
Income from continuing operations as a percent of revenue	8.9	12.7	12.0	15.1	13.6
Dividends as a percent of income from continuing operations	42.5	37.5	38.9	38.3	51.3

BALANCE SHEET INFORMATION (End of Year)

Total assets	$3,445,200	$1,403,844	$1,421,377	$1,463,830	$1,000,397
Debt, including current maturities (5)	1,688,000	213,600	305,200	409,300	173,400
Stockholders’ equity	936,410	876,843	802,156	742,774	683,193

(1)	Includes four months of operations from the Pulitzer acquisition, which was consummated in June 2005.
(2)	Includes six months of operations from the Howard acquisition, which was consummated in April 2002.
(3)	Includes gain on the sale of the Company’s broadcast properties, as reported in discontinued operations.
(4)	Effective in 2002, the Company adopted FASB Statement 142.
(5)	Principal amount, excluding fair value adjustments in 2005.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for the three years ended, September 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow and Operating Cash Flow Margin

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	2005	Percent Of Revenue	2004	Percent Of Revenue	2003	Percent Of Revenue

Operating cash flow	$216,269	25.1%	$186,241	27.3%	$175,147	27.1%
Depreciation and amortization	60,828	7.1	48,027	7.0	45,507	7.0
Operating income, before equity in earnings of associated companies	155,441	18.1	138,214	20.2	129,640	20.0
Equity in earnings of associated companies	12,403	1.4	8,340	1.2	8,053	1.2
Operating income	$167,844	19.5%	$146,554	21.4%	$137,693	21.3%

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

Goodwill and Other Intangible Assets

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of the Company’s intangible assets.

Pension, Postretirement and Postemployment Benefit Plans

The Company evaluates its liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If the Company used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

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

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related online site. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers or advance payments for advertising.

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts.

The Company’s reserve for workers compensation claims is based upon an estimate of the remaining liability for retained losses made by consulting actuaries. The amount has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

CONTINUING OPERATIONS

2005 vs. 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$358,253	$287,661	24.5%	3.5%
National	33,075	18,434	79.4	12.4
Classified:
Daily newspapers:
Employment	63,992	44,478	43.9	16.0
Automotive	49,331	40,852	20.8	(4.3)
Real estate	47,197	35,468	33.1	8.1
All other	29,240	24,290	20.4	(0.4)
Other publications	44,044	33,237	32.5	1.5
Total classified	233,804	178,325	31.1	4.9
Online	19,294	11,125	73.4	33.8
Niche publications	13,223	11,212	17.9	1.1
Total advertising revenue	657,649	506,757	29.8	4.9
Circulation	154,226	130,552	18.1	(2.2)
Commercial printing	21,362	20,249	5.5	(0.3)
Online services and other	27,622	25,766	7.2	9.6
Total operating revenue	860,859	683,324	26.0	3.6
Compensation	342,237	276,204	23.9	2.3
Newsprint and ink	85,063	63,502	34.0	7.9
Other operating expenses	199,237	157,377	26.6	0.2
Early retirement program	9,124	-	NA	NA
Transition costs	8,929	-	NA	NA
	644,590	497,083	29.7	2.4
Operating cash flow	216,269	186,241	16.1	6.1
Depreciation and amortization	60,828	48,027	26.7	(7.2)
Operating income, before equity in earnings of associated companies	155,441	138,214	12.5	9.8
Equity in earnings of associated companies	12,403	8,340	48.7
Operating income	167,844	146,554	14.5
Non-operating expense, net	(46,453)	(11,893)	290.6
Income from continuing operations before income taxes	121,391	134,661	(9.9)
Income tax expense	44,353	48,192	(8.0)
Minority interest	160	-	NA
Income from continuing operations	$76,878	$86,469	(11.1)

Earnings per common share:
Basic	$1.70	$1.93	(11.9)
Diluted	1.70	1.92	(11.5)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. 2005 had the same number of Sundays as 2004.

In June 2005, the Company acquired Pulitzer. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% and revenue, on an annualized basis, by more than 60%.

In total, acquisitions and divestitures accounted for $161,317,000 of revenue in 2005 and $7,912,000 in 2004.

Advertising Revenue

In 2005, total advertising revenue increased $150,892,000, or 29.8%, and same property advertising revenue increased $24,755,000, or 4.9%. Same property retail revenue increased $10,061,000, or 3.5%, in 2005. Continuing emphasis on rate discipline and an increase in active accounts, offset by a 1.8% decrease in advertising lineage contributed to the increase. Same property average retail rates, excluding preprint insertions, increased 4.1% in 2005. Rate discipline means adhering to standard rates rather than negotiating specific rates for individual customer situations.

Same property classified advertising revenue increased $8,612,000, or 4.9%, in 2005. Higher rate employment advertising at the daily newspapers increased 16.0% for the year on a same property basis. The Company’s increases in employment classified advertising compare favorably to national survey amounts. The September 2005 Help Wanted Index, as calculated by the Conference Board, increased 8.3% from the prior year level. Same property average automotive advertising decreased 4.3%, due to a 5.1% decrease in average automotive rates, offset by a 0.8% increase in lineage. Same property real estate advertising increased 8.1% due to an increase in advertising of real estate for sale. Other daily newspaper classified advertising decreased 0.4% on a same property basis. Same property classified advertising rates decreased 1.6%, primarily due to the decline in automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands Of Inches)	2005	2004	Percent Change

Retail	10,463	10,656	(1.8)%
National	561	537	4.5
Classified	11,700	10,942	6.9
	22,724	22,135	2.7%

Online advertising increased 33.8% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Online classified advertising registered particularly strong growth. Advertising in niche publications increased 1.1% on a same property basis, due to new publications in existing markets and penetration of new and existing markets, offset by the loss of one significant publication in a larger market.

Circulation and Other Revenue

Circulation revenue increased $23,674,000, or 18.1% in 2005, and same property circulation revenue decreased $2,827,000, or 2.2%. The Company’s total average daily newspaper circulation units, including Pulitzer, TNI and MNI, as measured by the ABC, declined 1.8% for the six months ended September 2005, compared to the same period in the prior year, and Sunday circulation declined 2.2%, significantly outperforming the industry as a whole. For the six months ended March 2005, total average daily circulation units, including MNI, declined 1.6% and Sunday circulation decreased 1.8%, again outperforming the industry. The Company is focused on growing readership, and circulation units and revenue, through a number of initiatives.

Same property commercial printing revenue decreased $50,000, or 0.3%, in 2005. Same property online services and other revenue increased $2,251,000, or 9.6%, in 2005.

Operating Expenses and Results of Operations

Costs other than depreciation and amortization increased $147,507,000, or 29.7%, in 2005, and increased $11,256,000, or 2.4%, on a same property basis. In total, acquisitions and divestitures accounted for $134,408,000 of operating expenses, excluding depreciation and amortization, in 2005 and $6,782,000 in 2004. Operating expenses will increase significantly in 2006, due to the full year impact of the acquisition of Pulitzer.

Compensation expense increased $66,033,000, or 23.9%, in 2005 due to costs of acquired businesses and a 2.3% increase in same property compensation expense. Normal salary adjustments and associated increases in payroll taxes and benefits account for the increase in same property costs. Same property full time equivalent employees declined 0.4% in 2005 from the prior year level. In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The annual pretax savings from the program, net of positions filled, is estimated to be $6,500,000 to $7,000,000, with savings of $6,000,000 to $6,500,000 in 2006. The cost will total approximately $17,500,000 before income tax benefit, with $9,124,000 recognized in 2005, and approximately $8,400,000 in 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other post retirement benefits.

Newsprint and ink costs increased $21,561,000, or 34.0%, in 2005 due to price increases and costs of acquired businesses, and increased 7.9% on a same property basis. Volume decreased 0.1% on a same property basis. Newsprint unit costs have been rising since late 2002 and additional increases may negatively impact 2006 results.

Other operating costs, exclusive of depreciation and amortization, increased $41,860,000, or 26.6%, in 2005 and increased 0.2% on a same property basis. Transition costs related to the acquisition of Pulitzer, which are not included in same property comparisons, totaled $8,929,000 in 2005. The Company expects to incur additional transition costs in 2006. Costs associated with new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs. Changes in telemarketing regulations enacted in 2004 may continue to impact the Company’s ability to solicit new subscribers, and the cost of such solicitation, in the future.

Operating cash flow increased 16.1% to $216,269,000 in 2005 from $186,241,000 in 2004, and increased 6.1% on a same property basis. Operating cash flow margin decreased to 25.1% from 27.3% in the prior year reflecting the overall lower margin of the Pulitzer newspapers, costs related to the Pulitzer acquisition and the St. Louis Post-Dispatch early retirement program.

Depreciation expense increased $4,235,000, or 20.6%, and amortization expense increased $8,566,000, or 31.2%, in 2005, due to the acquisition of Pulitzer. Equity in earnings in associated companies increased 48.7% in 2005 due to increasing earnings of MNI and the inclusion of TNI. Operating income increased $21,290,000, or 14.5%. Operating income margin decreased to 19.5% in 2005 from 21.4% due to the inclusion of Pulitzer results and early retirement and transition costs noted above.

Non-Operating Income and Expense

Financial expense increased $25,373,000, or 200.3%, to $38,038,000 due to increased debt and associated financing costs as a result of the Pulitzer acquisition and higher interest rates, partially offset by debt reduction funded by cash generated from operations. In June 2005, the Company refinanced its then existing debt which resulted in a one-time pretax loss from early extinguishment of debt of $11,181,000.

Overall Results

Income taxes were 36.5% of income from continuing operations before income taxes in 2005 and 35.8% in 2004. The favorable resolution of tax issues reduced income tax expense by approximately $1,200,000 in 2004. The effective rate would have been 36.7% in 2004 without this event. The Company believes, absent unusual tax settlements, that its effective income tax rate will decline in 2006, due to the initiation of the Federal manufacturing credit and changes in the expected makeup of its income from continuing operations before income taxes.

As a result of all of the above, income from continuing operations totaled $76,878,000 in 2005, a decrease of 11.1% compared to $86,469,000 in 2004. Earnings per diluted common share decreased 11.5% to $1.70 in 2005 from $1.92 in 2004. Early retirement, transition and debt extinguishment costs, all of which are related to the Pulitzer acquisition, totaled $29,234,000 before income tax benefit, or approximately $0.39 per diluted common share.

2004 vs. 2003

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2004	2003	Total	Same Property

Advertising revenue:
Retail	$287,661	$275,931	4.3%	3.5%
National	18,434	15,642	17.8	14.2
Classified:
Daily newspapers:
Employment	44,478	39,032	14.0	13.6
Automotive	40,852	41,825	(2.3)	(2.4)
Real estate	35,468	31,946	11.0	10.8
All other	24,290	22,384	8.5	6.9
Other publications	33,237	30,940	7.4	3.8
Total classified	178,325	166,127	7.3	6.3
Online	11,125	8,359	33.1	32.6
Niche publications	11,212	9,227	21.5	20.3
Total advertising revenue	506,757	475,286	6.6	5.7
Circulation	130,552	130,191	0.3	(0.3)
Commercial printing	20,249	18,683	8.4	6.7
Online services and other	25,766	23,173	11.2	11.1
Total operating revenue	683,324	647,333	5.6	4.7
Compensation	276,204	267,456	3.3	3.2
Newsprint and ink	63,502	56,955	11.5	10.0
Other operating expenses	157,377	147,775	6.5	5.3
	497,083	472,186	5.3	4.7
Operating cash flow	186,241	175,147	6.3	4.5
Depreciation and amortization	48,027	45,507	5.5	3.1
Operating income, before equity in earnings of associated companies	138,214	129,640	6.6	4.9
Equity in earnings of associated companies	8,340	8,053	3.6
Operating income	146,554	137,693	6.4
Non-operating expense, net	(11,893)	(16,464)	(27.8)
Income from continuing operations before income taxes	134,661	121,229	11.1
Income tax expense	48,192	43,348	11.2
Income from continuing operations	$86,469	$77,881	11.0%

Earnings per common share:
Basic	$1.93	$1.76	9.7%
Diluted	1.92	1.75	9.7

Sundays generate substantially more advertising and circulation revenue than any other day of the week. 2004 had the same number of Sundays as 2003.

In total, acquisitions accounted for $5,692,000 of revenue in 2004.

Advertising Revenue

In 2004, total same property advertising revenue increased $26,896,000. Same property retail revenue increased $9,607,000, or 3.5%, in 2004. Continuing emphasis on rate discipline, an increase in active accounts and a 0.4% increase in advertising lineage contributed to the increase. Same property average retail rates, excluding preprint insertions, increased 2.8% in 2004.

Same property classified advertising revenue increased approximately $10,468,000, or 6.3%, in 2004. Higher rate employment advertising at the daily newspapers increased 13.6% for the year on a same property basis. The Company’s increases in employment classified advertising compare favorably to national survey amounts. The September 2004 Help Wanted Index, as calculated by the Conference Board, declined 2.7% from the prior year level. Same property average automotive advertising decreased by 2.4% due to a 3.7% decline in advertising lineage from increased promotional financing and related advertising in the prior year. Same property real estate advertising increased 10.8% due to low mortgage interest rates and increases in advertising of real estate for rent from growth in home ownership. Other daily newspaper classified advertising increased 6.9% on a same property basis. Same property classified advertising rates increased 3.3%, primarily due to increases in employment advertising rates offset by a decrease in real estate advertising rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands Of Inches)	2004	2003	Percent Change

Retail	10,656	10,618	0.4%
National	537	475	13.1
Classified	10,942	10,568	3.5
	22,135	21,661	2.2%

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

Circulation and Other Revenue

Same property circulation revenue decreased $412,000, or 0.3%, in 2004. The Company’s total average daily and Sunday newspaper circulation units, including MNI, as measured by the ABC, declined 0.1% for the six months ended September 2004 compared to the same period in the prior year, significantly outperforming the industry as a whole. For the six months ended March 2004, total average daily circulation units, including MNI, declined 0.2% and Sunday circulation increased 0.4%.

Same property commercial printing revenue increased $1,243,000, or 6.7%, in 2004. Same property online services and other revenue increased $2,571,000, or 11.1%, in 2004.

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

Newsprint and ink costs increased $6,547,000, or 11.5%, in 2004 due to price increases and a 2.5% increase in volume. Same property newsprint and ink costs increased 10.0%.

Other operating costs, exclusive of depreciation and amortization, increased $9,602,000, or 6.5%, in 2004 and increased 5.3% on a same property basis. A $550,000 accrual for the prospect that the Company, similar to others in the newspaper industry, will be required to refund approved critical vendor payments received from Kmart Corporation following its bankruptcy proceedings in 2002 increased this category of costs. Costs of new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs. In 2004, however, the Company was able to increase circulation starts obtained through the Company’s marketing efforts more than 10%, in spite of new telemarketing restrictions. The Company also experienced increases in delivery costs from rising fuel prices.

Operating cash flow increased 6.3% to $186,241,000 in 2004 from $175,147,000 in 2003. Operating cash flow margin increased to 27.3% from 27.1% in the prior year.

Depreciation expense increased $2,046,000, or 11.0% in 2004, due primarily to increases in capital spending in 2003 and 2004.

Equity in earnings in associated companies increased 3.6% in 2004. Operating income increased 6.4%, to $146,554,000. Operating income margin increased to 21.4% in 2004 from 21.3% in 2003. The Company was able to increase margins in 2004, in spite of significant increases in newsprint costs, due to strong revenue growth.

Non-Operating Income and Expense

Financial expense decreased $3,870,000, or 23.4%, to $12,665,000 due to $91,600,000 of debt reduction from operating cash flow, offset by rising interest rates on floating rate debt.

Overall Results

Income taxes were 35.8% of income from continuing operations before income taxes in 2004 and 2003. The favorable resolution of tax issues reduced income tax expense by approximately $1,200,000 in 2004. The effective rate would have been 36.7% in 2004 without this event.

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

There was no revenue from discontinued operations in 2005. Revenue from discontinued operations in 2004 and 2003 was $3,142,000 and $9,408,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $160,448,000 in 2005, $130,519,000 in 2004 and $139,661,000 in 2003. Decreased income from continuing operations was more than offset by an increase in depreciation and amortization, losses related to financing activities and changes in operating assets and liabilities, accounting for the change between 2005 and 2004. Decreases in working capital accounted for the change between 2004 and 2003.

Cash required for investing activities totaled $1,272,950,000 in 2005, $27,088,000 in 2004, and $12,543,000 in 2003. Acquisitions accounted for substantially all of the usage of funds in 2005. 2005 capital spending totaled $24,737,000. Capital spending and acquisitions accounted for substantially all of the usage of funds in 2004. Capital spending accounted for substantially all of the usage of funds in 2003.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $38,000,000 in 2006, and other requirements, will be available from internally generated funds, availability under its existing Credit Agreement or, if necessary, by accessing the capital markets.

In June 2005, the Company entered into a Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,550,000,000 and consists of a seven year, $800,000,000 A Term Loan, an eight year $300,000,000 B Term Loan and a seven year $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with a right, with the consent of the administrative agent, to request at certain times prior to June 2012, that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request.

In June 2005, upon consummation of the Credit Agreement, the Company borrowed $800,000,000 under the A Term Loan, $300,000,000 under the B Term Loan, and $362,000,000 under the revolving credit facility. The proceeds were used to consummate the acquisition of Pulitzer, to repay existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

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

Debt agreements provide for restrictions as to indebtedness, liens, sales, mergers, acquisitions and investments and require the Company to maintain leverage and interest coverage ratios. Covenants under these agreements are not considered restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2005, the Company was in compliance with such covenants.

The Company is in the process of amending the Credit Agreement, which is expected to close in December 2005 and which will modify the current facilities with a new $450,000,000 revolving credit facility, a $950,000,000 A Term Loan and a $50,000,000 B Term Loan. Interest rate margins under the amended agreement are lower than under the existing facilities at September 30, 2005 by 0.25% to 0.5%. Other conditions of the amended agreement are largely unchanged from the Credit Agreement.

In August 2005, the Company filed a Form S-3 shelf registration statement (Shelf) with the SEC, which has been declared effective. The Shelf gives the Company the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $500,000,000.

The Shelf enables the Company to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities may be used for general corporate purposes, including repayment or refinancing of debt, working capital, capital expenditures, acquisitions or the repurchase of common stock, subject to conditions of existing debt agreements.

Cash provided by financing activities totaled $1,112,035,000 during 2005, and required $105,854,000 and $135,764,000 in 2004 and 2003, respectively. Borrowing to fund the Pulitzer acquisition and refinance existing debt accounted for substantially all of the funds provided in 2005. Debt reduction and dividends accounted for the majority of the usage of funds in 2004 and 2003. Cash dividend payments have been influenced primarily by timing. The annual dividend was $0.72 per share in 2005 and 2004 and $0.68 per share in 2003.

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

Cash and cash equivalents decreased $467,000 in 2005, $3,054,000 in 2004 and $3,317,000 in 2003.

SEASONALITY

The Company’s largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 22 to the Consolidated Financial Statements, included herein.

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

In September 2005, several newsprint manufacturers announced price increases of $35 per metric ton, effective for deliveries in October 2005. In December 2005, a newsprint manufacturer announced a price increase of $40 per metric ton, effective for deliveries in February 2006. The final timing and amount of changes in prices, if any, are subject to negotiation between such manufacturers and the Company.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands Of Dollars)	Payments (Or Commitments) Due By Year
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Long-term debt (principal amount)	$1,688,000	$10,000	$104,658	$570,658	$1,002,684
Lease obligations	21,526	4,028	5,517	3,613	8,368
Financial expense (1)	92,374	24,633	49,266	18,475	-
Capital expenditure commitments	11,891	11,891	-	-	-
	$1,813,791	$50,552	$159,441	$592,746	$1,011,052

Newsprint (metric tons)	253,000	202,400	50,600	-	-

(1)	Financial expense excludes interest on floating rate debt. Based on interest rates and floating rate debt in effect on September 30, 2005 and including debt subject to interest rate swaps described above, annual interest on floating rate debt is approximately $74,000,000.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash is not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2006 is approximately $1,300,000.

A substantial amount of the Company’s deferred income tax liabilities is related to acquisitions and will not result in future cash payments. See Note 14 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

Restricted Cash and Investments

Interest rate risk in the Company’s restricted cash and investments is managed by investing only in securities with maturities no later than May 2010, after which time all restrictions on such funds lapse. Only U.S. Government and related securities are permitted. Interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $10,320,000, based on floating rate debt outstanding at September 30, 2005, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

At September 30, 2005, after consideration of the forward starting interest rate swaps described above, approximately 61% of the principal amount of the Company’s debt is subject to floating interest rates.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,927,000 based on expected consumption in 2006, excluding consumption of MNI and TNI. Such prices may also decrease.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at September 30, 2005.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at September 30, 2005, is approximately $10,160,000. There is no impact on reported results from such changes in interest rates.

Changes in the value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2005, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, since September 30, 2005.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Lee Enterprises, Incorporated (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 30, 2005.

The Company’s assessment of internal control over financial reporting excludes Pulitzer Inc. (Pulitzer), which was acquired by the Company on June 3, 2005. Pulitzer represents approximately 16.9% of revenue for the year ended September 30, 2005 and 14.1% of assets (excluding goodwill and identified intangible assets of Pulitzer) as of September 30, 2005.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report appears below.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer December 14, 2005	Vice President, Chief Financial Officer and Treasurer
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Lee Enterprises, Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pulitzer Inc., which was acquired on June 3, 2005 and whose financial statements reflect total assets (excluding goodwill and identified intangible assets of Pulitzer) and revenues constituting 14.1% and 16.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at Pulitzer Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended September 30, 2005 of the Company and our report dated December 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Davenport, Iowa

December 14, 2005

ITEM 9B.  OTHER INFORMATION.

In connection with its annual performance review process, in November 2005 the Company’s Executive Compensation Committee (ECC) increased the annual salary of Mary E. Junck, Chairman, President and Chief Executive Officer, to $800,000 per year; Carl G. Schmidt, Vice President, Chief Financial Officer and Treasurer, to $450,000 per year; Greg R. Veon, Vice President – Publishing, to $335,000 per year; and Vytenis P. Kuraitis, Vice President – Human Resources, to $234,000 per year. These increases are effective in October 2005.

Under the Company’s Incentive Compensation Program (Incentive Program) Ms. Junck was awarded a performance-based cash bonus of $930,000 and a discretionary bonus of $170,000 for her service in 2005. Mr. Schmidt was awarded a cash bonus of $197,600 for his 2005 service; Mr. Veon – $103,300; Mr. Kuraitis – $100,000; and James W. Hopson, Vice President – Publishing – $57,900. The ECC also awarded discretionary bonuses to the following named executive officers for their performance related to the acquisition of Pulitzer: Mr. Schmidt – $120,000; Mr. Veon – $15,000; and Mr. Kuraitis – $100,000.

For 2006, Ms. Junck is eligible for an annual cash bonus ranging from 0% to 200% of eligible salary with a target of 100%. For 2006, each of the other aforementioned executive officers is eligible for an annual cash bonus ranging from 0% to 113% of eligible salary with a target of 55%. Under the Incentive Program, Ms. Junck’s cash bonus potential is based upon the Company’s achievement of operating cash flow for fiscal 2006 compared to the Company’s annual operating plan (Plan). Bonuses under the Incentive Program for the other named executive officers are based upon their achievement of operating cash flow and revenue for the Company and enterprises related to their scope of responsibility under the Plan, and achievement of individual performance goals established by the chief executive officer.

In November 2005, the ECC granted Ms. Junck, subject to achievement of performance goals, a target award of 50,000 shares of restricted Common Stock (Target Award), each carrying a grant date of November 18, 2005, and which, upon vesting and achievement of the performance goals specified, do not require any payment by Ms. Junck, other than for applicable income taxes due for such awards.

Based on the Company’s change in operating cash flow in 2006 compared to 2005, the Target Award will be subject to adjustment – upward, but not to exceed 120% of the Target Award, or downward, to the extent that all shares awarded may be forfeited – on the first anniversary of the grant date to reflect the achievement of 2006 incentive performance targets established by the ECC (Final Award). The determination of the degree of achievement of the incentive performance targets will be made at the sole discretion of the ECC. Upon determination of the Final Award, Ms. Junck will be entitled to all distributions related to the restricted Common Stock.

The employment of each of the named executive officers is at will.

In November 2005, the Company approved an increase in the annual cash retainer to $40,000 per year from $35,000 per year and an increase in the in-person meeting fee to $2,000 per meeting from $1,000 per meeting for non-employee members of the Board of Directors. These increases are effective in January 2006.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item, except for certain information included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2006, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2006, which is incorporated herein by reference, under the captions, “Compensation of Directors” and “Executive Compensation”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2006, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof”.

Information as of September 30, 2005 with respect to equity compensation plans is as follows:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders (1)(2)	981,218	$37.76	480,806

(1)	1990 Long-Term Incentive Plan.
(2)	Excludes purchase rights accruing under the Company’s Employee Stock Purchase Plan (ESPP), which has a stockholder approved reserve of 672,000 shares. Under the ESPP, each eligible employee may purchase shares up to 5% of base compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower of the average of the high and low market price on either the first or last business day of the plan year. Also, excludes purchase rights accruing under the Company’s Supplemental Employee Stock Purchase Plan (SPP), which has, as of September 30, 2005 376,900 shares available for issuance under the rules of the New York Stock Exchange. Under the SPP, each eligible employee of PD LLC and STL Distribution Services LLC may purchase shares up to 10% of base compensation on the last business day of each calendar quarter during the offering period at a purchase price per share equal to 85% of the market price on last business day of each calendar quarter during the offering period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an Internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $104,000 in 2005, $95,000 in 2004, and $112,000 in 2003. A director of the Company, Herbert W. Moloney III, is a former officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2006, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income – Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity – Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index.

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2005:

Date of Report	Item	Disclosure(s)

July 22, 2005	2	Earnings for the three months and nine months ended June 30, 2005 and revenue statistics for the month of June 2005

September 27, 2005	5	Resignation of Michael E. Phelps

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2005.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of December 2005.

Signature

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Mary E. Junck	Chairman, President, and Chief
Mary E. Junck	Executive Officer, and Director

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Interactive Media
Gregory P. Schermer	and Corporate Counsel, and Director

/s/ Mark Vittert	Director
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

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed on February 3, 2005).

2.2 *	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Form 8-K filed on April 2, 2002)

3.1.1a *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of November 14, 2002 (Exhibit 3.1 to Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2002)

3.1.2a *	Certificate of Amendment to Restated Certificate of Incorporation of Lee Enterprises, Incorporated as of March 3, 2005 (Exhibit 3.1 to Form 10-Q for the Fiscal Quarter Ended March 31, 2005)

3.2 *	Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Fiscal Quarter Ended March 31, 2002)

4 *	The description of the Company’s preferred stock purchase rights contained in its report on Form 8-K, filed with the Commission on May 7, 1998, and related Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, (Exhibit 1.1 to Form 8-A filed on May 26, 1998 [File No. 1-6227]).

10.1 *	Credit Agreement, dated June 3, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10.1 to Form 8-K filed on June 9, 2005).

10.2 *	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998 (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.3 *	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.4 *	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.5 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.6 *	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.7 *	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended on June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.8 *	Indemnity Agreement, dated as of May 1, 2000, between The Herald Company, Inc. and Pulitzer Inc. (Exhibit 10.6 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.9 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.10 *	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended on November 23, 2004 (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.11 *	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended on August 7, 2000, November 23, 2004 and June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.12 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.13 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.14 +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999 (Exhibit A to Schedule 14A Definitive Proxy Statement for 1998)

10.15.1a +	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Non-Qualified Stock Option Agreement and Restricted Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan effective as of October 1, 1999, as amended, restated and extended on January 26, 1999

10.15.2a +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed on November 26, 2004)

10.16 +*	Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)

10.17 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Form 10-K for the Fiscal Year Ended September 30, 2002)

Number	Description

10.18 +*	Amended and Restated Pulitzer Inc. Supplemental Executive Benefit Pension Plan (restated as of June 3, 2005) (Exhibit 10.15 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.19 +*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30, 1998)

10.20 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30,1998)

10.21 +*	Employment Agreement, dated August 26, 1998 between Pulitzer Inc. and Terrance C.Z. Egger (Exhibit 10.11 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.22 +*	Pulitzer Inc. Executive Transition Plan (Exhibit 10.12 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.23 +*	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Terrance C.Z. Egger, dated as of January 1, 2002 (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.24 +	Executive Resignation Agreement dated September 28, 2005 between Lee Enterprises, Incorporated and Michael E. Phelps

10.25 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.26 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED BALANCE SHEETS

	September 30
(Thousands, Except Per Share Data)	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$7,543	$8,010
Accounts receivable, less allowance for doubtful accounts:
2005 $9,612; 2004 $6,374	122,325	62,749
Income taxes receivable	19,439	-
Receivable from associated companies	1,563	1,563
Inventories	22,099	10,772
Deferred income taxes	5,092	6,646
Other	6,809	3,117
Total current assets	184,870	92,857
Investments:
Associated companies	203,731	23,483
Restricted cash and investments	81,060	-
Other	23,549	9,608
Total investments	308,340	33,091
Property and equipment:
Land and improvements	32,712	21,440
Buildings and improvements	180,289	106,878
Equipment	297,563	231,546
Construction in process	13,885	7,569
	524,449	367,433
Less accumulated depreciation	183,955	169,412
Property and equipment, net	340,494	198,021
Goodwill	1,547,042	622,396
Other intangible assets	1,042,342	455,791
Other	22,112	1,688

Total assets	$3,445,200	$1,403,844

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 30
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$10,000	$11,600
Accounts payable	33,275	19,191
Compensation and other accrued liabilities	71,945	37,030
Income taxes payable	-	3,768
Dividends payable	6,407	6,066
Unearned revenue	38,036	27,826
Total current liabilities	159,663	105,481
Long-term debt, net of current maturities	1,706,024	202,000
Pension obligations	33,236	2,939
Postretirement and postemployment benefit obligations	95,237	-
Other retirement and compensation	26,836	6,200
Deferred income taxes	481,884	209,919
Minority interest	5,109	-
Other	801	462
Total liabilities	2,508,790	527,001
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	76,818	74,056
2005 38,409 shares;
2004 37,028 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	14,168	16,378
2005 7,084 shares;
2004 8,189 shares
Additional paid-in capital	115,464	100,537
Unearned compensation	(5,505)	(3,913)
Retained earnings	733,961	689,785
Accumulated other comprehensive income	1,504	-
Total stockholders’ equity	936,410	876,843
Total liabilities and stockholders’ equity	$3,445,200	$1,403,844

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Thousands, Except Per Common Share Data)	2005	2004	2003

Operating revenue:
Advertising	$657,649	$506,757	$475,286
Circulation	154,226	130,552	130,191
Other	48,984	46,015	41,856
Total operating revenue	860,859	683,324	647,333
Operating expenses:
Compensation	342,237	276,204	267,456
Newsprint and ink	85,063	63,502	56,955
Depreciation	24,813	20,578	18,532
Amortization of intangible assets	36,015	27,449	26,975
Other operating expenses	199,237	157,377	147,775
Early retirement program	9,124	-	-
Transition costs	8,929	-	-
Total operating expenses	705,418	545,110	517,693
Operating income, before equity in earnings of associated companies	155,441	138,214	129,640
Equity in earnings of associated companies:
Madison Newspapers, Inc.	9,044	8,523	8,053
Tucson newspaper partnership	3,740	-	-
Other	(381)	(183)	-
Operating income	167,844	146,554	137,693
Non-operating income (expense):
Financial income	2,824	1,066	1,120
Financial expense	(38,038)	(12,665)	(16,535)
Loss on early extinguishment of debt	(11,181)	-	-
Other, net	(58)	(294)	(1,049)
Total non-operating expense, net	(46,453)	(11,893)	(16,464)
Income from continuing operations before income taxes	121,391	134,661	121,229
Income tax expense	44,353	48,192	43,348
Minority interest	160	-	-
Income from continuing operations	76,878	86,469	77,881
Discontinued operations:
Gain (loss) from discontinued operations, net of income tax effect	-	(149)	180
Loss on disposition, net of income tax effect	-	(249)	(20)
Net income	76,878	86,071	78,041
Accumulated other comprehensive income	1,504	-	-
Comprehensive income	$78,382	$86,071	$78,041

Earnings per common share:
Basic:
Continuing operations	$1.70	$1.93	$1.76
Discontinued operations	-	(0.01)	-
Net income	$1.70	$1.92	$1.76

Diluted:
Continuing operations	$1.70	$1.92	$1.75
Discontinued operations	-	(0.01)	-
Net income	$1.70	$1.91	$1.75

Dividends per common share	$0.72	$0.72	$0.68

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Amount			Shares
(Thousands)	2005	2004	2003	2005	2004	2003

Common Stock:	$74,056	$70,994	$69,242	37,028	35,497	34,621
Balance, beginning of year
Conversion from Class B Common Stock	2,210	1,870	1,132	1,105	935	566
Shares issued	580	1,228	638	290	614	319
Shares reacquired	(28)	(36)	(18)	(14)	(18)	(9)
Balance, end of year	76,818	74,056	70,994	38,409	37,028	35,497
Class B Common Stock:
Balance, beginning of year	16,378	18,248	19,380	8,189	9,124	9,690
Conversion to Common Stock	(2,210)	(1,870)	(1,132)	(1,105)	(935)	(566)
Balance, end of year	14,168	16,378	18,248	7,084	8,189	9,124
Additional paid-in capital:
Balance, beginning of year	100,537	78,697	67,084
Stock option expense	2,807	3,285	2,954
Income tax benefit of stock options exercised	749	2,509	399
Shares issued	11,371	16,046	8,260
Balance, end of year	115,464	100,537	78,697
Unearned compensation:
Balance, beginning of year	(3,913)	(2,457)	(1,845)
Restricted shares issued	(6,215)	(4,327)	(2,309)
Restricted shares canceled	45	164	9
Amortization	4,578	2,707	1,688
Balance, end of year	(5,505)	(3,913)	(2,457)
Retained earnings:
Balance, beginning of year	689,785	636,674	588,913
Net income	76,878	86,071	78,041
Cash dividends	(32,702)	(32,449)	(30,259)
Shares reacquired	-	(511)	(21)
Balance, end of year	733,961	689,785	636,674
Accumulated other comprehensive income:
Balance, beginning of year	-	-	-
Unrealized gain on interest rate exchange agreements	2,707	-	-
Unrealized loss on available-for-sale securities	(230)	-	-
Deferred income taxes, net	(973)	-	-
Balance, end of year	1,504	-	-
Total stockholders’ equity	$936,410	$876,843	$802,156	45,493	45,217	44,621

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2005	2004	2003

Cash provided by operating activities:
Net income	$76,878	$86,071	$78,041
Results of discontinued operations	-	(398)	160
Income from continuing operations	76,878	86,469	77,881
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	60,828	48,027	45,507
Stock compensation expense	7,879	5,874	4,628
Amortization of debt fair value adjustment	(2,385)	-	-
Loss on early extinguishment of debt	11,181	-	-
Distributions less than earnings of associated companies	(1,288)	(965)	(927)
Change in operating assets and liabilities, net of effects from acquisitions:
Increase in receivables	(5,707)	(3,925)	(1,387)
Decrease (increase) in inventories and other	5,724	(1,976)	2,414
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	4,736	3,337	(800)
Increase (decrease) in pension, postretirement and post employment benefits	6,939	(194)	(126)
Change in income taxes receivable or payable	(595)	(15,597)	11,450
Other	(3,742)	9,469	1,021
Net cash provided by operating activities	160,448	130,519	139,661
Cash required for investing activities:
Purchases of marketable securities	(13,038)	-	-
Sales of marketable securities	67,199	-	-
Purchases of property and equipment	(24,737)	(19,214)	(15,880)
Acquisitions, net	(1,299,738)	(8,909)	(1,073)
Increase in restricted cash and investments	(7,500)	-	-
Other	4,864	1,035	4,410
Net cash required for investing activities	(1,272,950)	(27,088)	(12,543)
Cash provided by (required for) financing activities:
Payments on notes payable, net	-	-	(3,000)
Payments on long-term debt	(338,600)	(185,600)	(141,100)
Purchases of common stock	(548)	(956)	(272)
Proceeds from long-term debt	1,507,000	94,000	40,000
Financing costs	(28,855)	-	-
Cash dividends paid	(32,361)	(26,383)	(37,792)
Other, primarily issuance of common stock	5,399	13,085	6,400
Net cash provided by (required for) financing activities	1,112,035	(105,854)	(135,764)
Net cash provided by (required for) discontinued operations:
Operating activities	-	(631)	5,146
Investing activities	-	-	183
Net decrease in cash and cash equivalents	(467)	(3,054)	(3,317)
Cash and cash equivalents:
Beginning of year	8,010	11,064	14,381
End of year	$7,543	$8,010	$11,064

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company directly, and through its ownership of associated companies, publishes 58 daily newspapers in 23 states and more than 300 weekly, classified and specialty publications, along with associated online services. The Company currently operates in a single reporting segment, as its enterprises have similar economic characteristics, products, customers and distribution.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). This acquisition has a significant impact on the Consolidated Financial Statements.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in Madison Newspapers, Inc., (MNI), 81% interest in INN Partners, L.C., (INN), 36% interest in CityXpress Corp. (CityXpress), and Pulitzer’s (together with another subsidiary) 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), a distribution company serving the St. Louis market, and 50% interest in the results of operations of TNI Partners (TNI).

Certain amounts as previously reported have been reclassified to conform with the current year presentation.

References to 2005, 2004 and 2003 mean the years ended September 30, 2005, 2004 and 2003, respectively.

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

Investments in MNI, TNI and CityXpress are accounted for using the equity method and are reported at cost plus the Company’s share of undistributed earnings since acquisition, less, for TNI, amortization of intangible assets.

Minority interest in earnings of PD LLC, DS LLC and INN is recognized in the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on historical credit experience, payment trends and other economic factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 30, 2005 and 2004 are less than replacement cost by $3,920,000 and $3,142,000, respectively.

The components of newsprint inventory by cost method are as follows:

	September 30
(Thousands)	2005	2004

First-in, first-out	$11,134	$-
Last-in, first-out	6,089	6,592
	$17,223	$6,592

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Restricted Cash and Investments

Until May 1, 2010, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. Investments in the Reserve are limited to U.S. Government and related securities and are recorded at fair value, with unrealized gains and losses reported, net of applicable income taxes, in accumulated other comprehensive income. The cost basis used to determine realized gains and losses is specific identification.

Other Investments

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in earnings. Non-marketable securities are carried at cost.

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and mailroom equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 – 54
Printing presses and mailroom equipment	2 – 28
Other	1 – 14

The Company capitalizes interest as a component of the cost of constructing major facilities.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	3 – 15
Customer lists	3 – 24
Newspaper subscriber lists	7 – 33
Other	10

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related online site. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for newspapers or advance payments for advertising.

Advertising Costs

Advertising costs are expensed as incurred.

Pension, Postretirement and Postemployment Benefit Plans

The Company evaluates its liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If the Company used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

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

Interest Rate Exchange Agreements

The Company accounts for interest rate exchange agreements, which are comprised of floating-to-fixed rate interest rate swaps, as cash flow hedges. The Company expects that the fair value of these agreements will significantly offset changes in the cash flows of the associated floating rate debt. The fair value of such instruments is recorded in accumulated other comprehensive income, net of applicable income tax expense or benefit.

Stock Compensation

The Company has four stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock- Based Compensation, as amended. The Company amortizes as compensation expense the value of stock options and restricted Common Stock by the straight-line method over the vesting or restriction period, which is generally one to three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts. Letters of credit totaling $5,495,000 at September 30, 2005 are outstanding in support of the Company’s insurance program.

The Company’s reserve for workers compensation claims is based upon an estimate of the remaining liability for retained losses made by consulting actuaries. The amount has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Discontinued Operations

In accordance with the provisions of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on properties sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Income and Comprehensive Income for all years presented. Gains are recognized when realized.

2	ACQUISITIONS

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary of the Company (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the Purchaser in cash, without interest, an amount equal to $64 per share. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and approximately 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 4.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma condensed consolidated income statement information for 2005 and 2004, set forth below, presents the results of operations as if the acquisition of Pulitzer had occurred at the beginning of each year and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year. Pro forma results for 2005 include $29,554,000 of early retirement, transition and debt extinguishment costs related to the acquisition. Other acquisitions described below are excluded.

(Thousands, Except Per Common Share Data) (Unaudited)	2005	2004

Operating revenue	$1,164,624	$1,122,910
Income from continuing operations	69,379	91,043

Earnings per common share from continuing operations:
Basic	$1.54	$2.03
Diluted	1.53	2.02

The purchase price of Pulitzer is allocated as follows:

(Thousands)

Current assets	$305,399
Restricted cash and investments	73,560
Property and equipment	140,980
Long-term investments	207,937
Goodwill	923,277
Intangible and other assets	623,827
Total assets acquired	2,274,980
Current liabilities	52,904
Long-term debt	337,512
Pension, postretirement and postemployment benefits	118,595
Deferred income taxes	278,472
Other long-term liabilities	25,943
$1,461,554

Incremental goodwill recorded as a result of the Company’s acquisition of Pulitzer is not deductible for income tax purposes. Future tax deductible goodwill recorded by Pulitzer as a result of prior transactions is approximately $585,500,000.

Acquired intangible assets consist of the following:

(Thousands)	Amount	Weighted-Average Amortization Period (Years)

Amortizable intangible assets:
Customer lists	$516,730	21
Newspaper subscriber lists	49,902	9
	566,632	20
Nonamortized intangible assets:
Mastheads	53,118
	$619,750

In 2005, the Company incurred $8,929,000 of transition costs in connection with the acquisition of Pulitzer.

Other Acquisitions

The Company purchased three specialty publications at a cost of $1,073,000 in 2003. In 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York and cash totaling $2,215,000 for two daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications. In 2004 the Company also purchased five specialty publications at a cost of $6,694,000.

In 2005, the Company purchased two specialty publications at a cost of $309,000, made a final working capital payment of $301,000 related to a specialty publication purchased in 2004 and exchanged an internet service provider business for a weekly newspaper. In 2005, the Company also purchased eight specialty publications at a cost of $3,908,000 and received final working capital payments of $78,000 from purchased specialty publications. In 2005, INN purchased an Internet advertisement design business at a cost of $200,000. These other acquisitions did not have a material effect on the Consolidated Financial Statements.

3	DISCONTINUED OPERATIONS

The 2004 exchange transaction (see Note 2) resulted in an after tax loss of $228,000, which is recorded in discontinued operations. Results for Freeport and Corning are recorded in discontinued operations for all years presented. Tax expense of $2,812,000 recorded in results of discontinued operations in 2004 is related primarily to nondeductible goodwill and basis differences in identified intangible assets associated with the 2004 exchange transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations consists of the following:

(Thousands)	2004	2003

Operating revenue	$3,142	$9,408

Income from, or gain (loss) on sale of, discontinued operations, net	$2,305	$260
Income tax expense	2,703	100
	$(398)	$160

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2004	2003

Computed “expected” income tax expense	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	3.5
Other	78.3	-
	117.3%	38.5%

4	INVESTMENTS IN ASSOCIATED COMPANIES

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 30
(Thousands)	2005	2004

ASSETS

Current assets	$19,888	$17,526
Investments and other assets	43,514	45,916
Property and equipment, net	14,652	15,318
	$78,054	$78,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities, excluding debt	$13,773	$14,324
Debt, including current maturities	13,273	17,060
Other liabilities	2,960	2,670
Stockholders’ equity	48,048	44,706
	$78,054	$78,760

Summarized results of MNI are as follows:

(Thousands)	2005	2004	2003

Operating revenue	$122,021	$118,287	$112,471
Operating expenses, excluding depreciation and amortization	87,429	85,084	80,977
Operating income	29,504	28,101	26,410
Net income	18,088	17,046	16,106
Company’s 50% share of net income	$9,044	$8,523	$8,053

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $10,164,000, $9,994,000, and $9,665,000 in 2005, 2004, and 2003, respectively. In 2003, the Company also received $694,000 for purchase of a software system.

Certain other information relating to the Company’s investment in MNI is as follows:

	September 30
(Thousands)	2005	2004

Company’s share of:
Stockholders’ equity	$24,024	$22,353
Undistributed earnings	23,774	22,103

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a wholly-owned subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or loss of TNI is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands)	September 30 2005

ASSETS

Current assets	$13,782
Investments and other assets	20
$13,802

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$8,021
Members’ equity	5,781
$13,802

Summarized results of TNI from the June 3, 2005 date of acquisition to September 30, 2005 are as follows:

(Thousands)	2005

Operating revenue	$36,986
Operating expenses, excluding depreciation and amortization	26,218
Operating income	$10,768

Company’s 50% share of operating income	$5,384
Less amortization of intangible assets	1,644
Equity in earnings of TNI	$3,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $672,000 from the June 3, 2005 date of acquisition through September 30, 2005.

At September 30, 2005, the carrying value of the Company’s 50% investment in TNI is $179,326,000. The difference between the Company’s carrying value and its 50% share of the members’ equity of TNI relates principally to goodwill of $85,240,000, and other identified intangible assets, some of which are being amortized over their estimated useful lives through 2025, of $92,636,000.

CityXpress Corp.

In 2004 the Company converted its notes receivable from CityXpress to common stock. As a result the Company has a 36% ownership interest in CityXpress. The operations of, and the Company’s investment in, CityXpress are not significant to the Consolidated Financial Statements.

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities, which include certain of the Company’s restricted cash and investments, and are classified as available-for-sale securities at September 30, 2005, consist of the following:

(Thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value

Debt securities issued by the U.S. Government and agencies	$74,443	$230	$74,213

Proceeds from the sale of such securities are $67,199,000 in 2005, resulting in gross realized gains of $84,000 and gross realized losses of $10,000.

The amortized cost and fair value of marketable securities as of September 30, 2005, by contractual maturity, are as follows. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2005
(Thousands)	Amortized Cost	Fair Value

Due in one year or less	$49,077	$48,960
Due after one year through five years	25,366	25,253
	$74,443	$74,213

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands)	2005	2004

Goodwill, beginning of year	$622,396	$606,411
Goodwill related to acquisitions	925,626	15,985
Goodwill related to dispositions	(980)	-
Goodwill, end of year	$1,547,042	$622,396

Identified intangible assets related to continuing operations consist of the following:

	September 30
(Thousands)	2005	2004

Nonamortized intangible assets:
Mastheads	$78,896	$25,656
Amortizable intangible assets:
Noncompete and consulting agreements	28,664	28,463
Less accumulated amortization	28,136	26,369
	528	2,094
Customer and newspaper subscriber lists	1,091,308	522,183
Less accumulated amortization	128,390	94,142
	962,918	428,041
	$1,042,342	$455,791

Annual amortization of intangible assets related to continuing operations for the five years ending September 2010 is estimated to be $55,811,000, $55,702,000, $55,153,000, $54,627,000, and $54,546,000, respectively.

7	DEBT

Credit Agreement

In June 2005, the Company entered into a credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowing of up to $1,550,000,000 and consists of a seven year, $800,000,000 A Term Loan, an eight year $300,000,000 B Term Loan and a seven year $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with a right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request.

Upon consummation of the Credit Agreement, the Company borrowed $800,000,000 under the A Term Loan, $300,000,000 under the B Term Loan, and $362,000,000 under the revolving credit facility. The proceeds were used to consummate the acquisition of Pulitzer, to repay certain existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Credit Agreement, the Company redeemed, as of June 3, 2005, all of the outstanding indebtedness under its then existing credit agreement and, as of June 6, 2005, the existing senior notes of the Company under the Note Purchase Agreement dated as of March 18, 1998. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of 4:25:1 for two consecutive three-month periods.

Debt under the A Term Loan, B Term Loan and revolving credit facility bears interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans, 0% to 0.5%, and maintained as Eurodollar loans, 0.625% to 1.5% (1.5% at September 30, 2005) depending, in each instance, upon the Company’s leverage ratio at such time. For B Term Loans, the applicable margin for such loans maintained as base rate loans is 0.75% and for Eurodollar loans is 1.75%. All loans at September 30, 2005 are Eurodollar-based.

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

The Credit Agreement contains customary affirmative and negative covenants for financing of its type that are subject to customary exceptions. These financial covenants include a maximum leverage ratio (6.25:1 at September 30, 2005) and minimum interest coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement are considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2005, the Company is in compliance with such covenants.

The Company is in the process of amending the Credit Agreement, which is expected to close in December 2005 and which will modify the current facilities with a new $450,000,000 revolving credit facility, a $950,000,000 A Term Loan and a $50,000,000 B Term Loan. Interest rate margins under the amended agreement are lower than under the existing facilities at September 30, 2005 by 0.25% to 0.5%. Other conditions of the amended agreement are largely unchanged from the Credit Agreement.

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (the Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald) and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At September 30, 2005, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $81,060,000 at September 30, 2005. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 20.

The purchase price allocation of Pulitzer (see Note 2) resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This amortization will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Lenders.

Debt consists of the following:

	September 30		Interest Rate
(Thousands)	2005	2004	September 30, 2005

Credit Agreement:
A Term Loan	$800,000	$-	5.04%
B Term Loan	230,000	-	5.47 – 5.75
Revolving credit facility	352,000	-	5.04
Pulitzer Notes:
Principal amount	306,000	-	8.05
Unamortized fair value adjustment	28,024	-
2002 revolving credit facility	-	100,000
1998 Note Purchase Agreement	-	113,600
	1,716,024	213,600
Less current maturities	10,000	11,600
	$1,706,024	$202,000

Aggregate maturities of debt during the five years ending September 30, 2010 are $10,000,000, $42,329,000, $62,329,000, $428,329,000, and $142,329,000, respectively.

8	INTEREST RATE EXCHANGE AGREEMENTS

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At September 30, 2005, the Company recorded an asset of $2,707,000 related to the fair value of such instruments. The change in this fair value is recorded in accumulated other comprehensive income, net of income taxes.

At September 30, 2005, after consideration of the interest rate swaps described above, approximately 61% of the principal amount of the Company’s debt is subject to floating interest rates.

In June 2005, the Company terminated fixed-to-floating interest rate swaps with a notional amount of $150,000,000 previously executed by Pulitzer. The swaps were accounted for as fair value hedges. The Company received cash of $2,100,000 upon termination.

9	PENSION PLANS

The Company and its subsidiaries have several noncontributory defined benefit pension plans that together cover a significant number of St. Louis Post-Dispatch and selected other employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

The Company uses a June 30 measurement date for all of its pension plan obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Congress is considering changes to existing laws governing employer funding of defined benefit pension plans and insurance premiums payable to the Pension Benefit Guarantee Corporation (PBGC). While the ultimate timing and outcome of such deliberations cannot be determined with any degree of certainty, the Company does not expect that any changes in such laws, based on pending legislation, will require a significant change in funding to its plans from current assumptions. The Company also expects that its PBGC insurance premiums will increase in future years.

The cost components of the Company’s pension plans (from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2005

Service cost for benefits earned during the year	$2,229
Interest cost on projected benefit obligation	2,950
Expected return on plan assets	(4,212)
Cost for special termination benefits (see Note 20)	4,650
Net periodic pension cost	$5,617

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2005

Benefit obligation, beginning of year	$-
Fair value of benefit obligation acquired	181,259
Service cost	2,229
Interest cost	2,950
Actuarial gain	(3,884)
Benefits paid	(724)
Special termination benefits	4,650
Benefit obligation, end of year	186,480
Fair value of plan assets, beginning of year:	-
Fair value of plan assets acquired	156,448
Actual gain on plan assets	1,561
Benefits paid	(724)
Fair value of plan assets, June 30 measurement date	157,285

Funded status – benefit obligation in excess of plan assets	29,195
Unrecognized net actuarial gain	1,233
Net accrued benefit liability recognized	$30,428

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $71,755,000, $66,505,000 and $62,162,000, respectively, at September 30, 2005.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

September 30, 2005

Discount rate	5.0%
Rate of compensation increase	4.0

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

2005

Discount rate	5.0%
Expected long-term return on plan assets	8.5
Rate of compensation increase	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets is as follows:

Asset Classes	Policy Allocation	Allocation of Plan Assets September 30, 2005

Equity securities	65% to 70%	71%
Debt securities	35% to 30%	29%

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy.

The pension trust holds no Company securities, directly or through separate accounts.

Cash Flows

Based on its forecast at September 30, 2005, the Company does not expect to make contributions to its pension trust in 2006.

The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

(Thousands)

2006	$8,516
2007	8,690
2008	8,840
2009	9,197
2010	9,341
2011-2015	52,793

Other Plans

The Company is obligated under an unfunded plan to provide certain fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $3,006,000 and $3,152,000 at September 30, 2005 and 2004, respectively.

Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing the Company’s required contributions to these plans, is approximately $228,000 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10	POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides retiree medical and life insurance benefits under postretirement plans at several of its operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the St. Louis Post-Dispatch. The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

The Company uses a June 30 measurement date for all of its postretirement plans.

The net periodic postretirement benefit cost components for the Company’s postretirement plans are as follows:

(Thousands)	2005

Service cost for benefits earned during the year	$1,107
Interest cost on projected benefit obligation	2,196
Expected return on plan assets	(690)
Cost for special termination benefits	450
Net periodic postretirement benefit cost	$3,063

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2005

Benefit obligation, beginning of year	$-
Fair value of benefit obligation acquired	133,687
Service cost	1,107
Interest cost	2,196
Actuarial gain	(1,977)
Benefits paid	(486)
Cost for special termination benefits	450
Benefit obligation, end of year	134,977
Fair value of plan assets, beginning of year	-
Fair value of plan assets acquired	43,757
Actual return on plan assets	430
Employer contributions	486
Benefits paid	(486)
Fair value of plan assets, end of year	44,187
Funded status	90,790
Unrecognized net actuarial gain	1,717
Fourth quarter contributions	(1,416)
Net accrued benefit cost recognized	$91,091

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

September 30, 2005

Discount rate	5.0%
Expected long-term return on plan assets	5.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

2005

Discount rate	5.0%
Expected long-term return on plan assets	5.0

Assumed health care cost trend rates are as follows:

September 30, 2005

Indemnity plans	11.0% – 12.0%
PPO plans	10.0% – 11.0%
HMO plans	8.5% – 9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%
Year that the rate reaches the ultimate trend rate	2015

Administrative costs related to indemnity plans are assumed to increase at a constant annual rate of 6%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2005:

	One Percentage Point
(Thousands)	Increase	Decrease

Effect on net periodic postretirement benefit cost	$ 618	$ (477)
Effect on postretirement benefit obligation	19,614	(15,430)

Plan Assets

The weighted-average asset allocation of the Company’s postretirement fund at September 30, 2005, is as follows:

Asset Class	Policy Allocation	Allocation of Plan Assets September 30, 2005

Debt securities	100%	100%

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy.

The postretirement fund holds no Company securities, directly or through separate accounts.

The Company’s postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, is $4,146,000 at September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Based on its forecast at September 30, 2005, the Company expects to contribute $1,300,000 to its postretirement plans in 2006.

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans (Subsidy) that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. The Company concluded that it qualifies for the Subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement health care plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than, the benefits provided under the Act.

The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2006	$6,087	$(567)	$5,520
2007	6.413	(601)	5,812
2008	6,643	(626)	6,017
2009	6,931	(656)	6,275
2010	7,208	(685)	6,523
2011-2015	39,500	(3,795)	35,705

11	OTHER RETIREMENT PLANS

Substantially all the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $22,651,000 in 2005, $18,692,000 in 2004, and $16,962,000 in 2003.

In conjunction with the acquisition of Pulitzer, an existing supplemental executive benefit retirement plan (SERP) was amended and converted into an individual account plan. An account was established for each participant and was credited with an amount representing the present value of the participant’s accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest is credited to each account at an annual rate of 5.75%. The SERP, as amended, will be liquidated on or about May 1, 2008, or earlier upon a change of control of the Company, at which time each participant will receive a lump sum payment equal to the balance in his account. Retired participants will continue to receive annuity payments until the liquidation of the SERP. At September 30, 2005, the Company’s liability under the SERP totals $19,054,000.

12	COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

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

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of Common Stock and Class B Common Stock (collectively Common Shares) of the Company. Rights are attached to, and automatically trade with, the Company’s Common Shares.

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

13	STOCK OWNERSHIP PLANS

Total stock compensation expense is $7,879,000, $5,874,000, and $4,628,000 in 2005, 2004, and 2003, respectively.

Stock Options and Restricted Stock

The Company has reserved 1,462,024 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of grant, and are exercisable in cumulative installments over a ten-year period. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: dividend rates of 1.5% to 2.0%; price volatility of 24.3% to 29.8%; risk-free interest rates based upon the life of the option ranging from 2.3% to 3.6%; and expected lives based upon the life of the option ranging from 4.2 to 4.7 years.

A summary of stock option activity is as follows:

	Number Of Shares
(Thousands)	2005	2004	2003

Under option, beginning of year	921	1,177	1,049
Granted	140	245	301
Exercised	(76)	(481)	(165)
Canceled	(4)	(20)	(8)
Under option, end of year	981	921	1,177

Exercisable, end of year	608	368	579

Weighted average prices of stock options are as follows:

	2005	2004	2003

Granted	$47.64	$44.25	$32.52
Exercised	30.28	27.14	25.66
Under option, end of year	37.76	35.65	30.39
Fair value of options granted	11.00	9.35	7.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options outstanding at September 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$15 to 20	1,400	0.1	$19.81	1,400	$19.81
20 to 25	2,100	1.1	21.50	2,100	21.50
25 to 30	86,575	3.8	27.98	86,575	27.98
30 to 35	286,391	6.4	32.47	172,848	32.44
35 to 40	227,256	6.1	35.52	227,256	35.52
40 to 45	182,116	7.8	43.22	62,605	43.16
45 to 50	195,380	6.7	47.67	55,618	47.75
	981,218	6.4	$37.76	608,402	$35.39

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability. In 2005, 2004 and 2003, the Company granted 116,000, 100,000, and 71,000 shares, respectively, of restricted Common Stock to employees. At September 30, 2005, 278,800 shares of restricted Common Stock were outstanding.

At September 30, 2005, 480,800 shares are available for granting of stock options or issuance of restricted Common Stock.

In November 2005, 174,920 options were granted at an exercise price of $39.60 per share and 163,230 shares of restricted Common Stock were issued.

In November 2004, 40,000 shares of restricted Common Stock granted to an officer of the Company in November 2003 and 35,000 shares of restricted Common Stock granted in November 2002, were cancelled and reissued. The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights, dividends, and timing of vesting. The value per share to the recipient upon vesting is unchanged. Vesting of the cancelled shares was not dependent upon future performance of the Company. The reissued shares vest only if specified performance criteria are met and additional shares may be issued if the performance criteria are exceeded. As the specified performance was exceeded, 15,000 additional shares of restricted Common Stock were issued in November 2005. The Company believes the reissued shares meet the criteria for performance-based compensation under Section 162(m) of the Internal Revenue Code. Due to increases in the price of the Company’s Common Stock from the original grant dates to November 2004, the reissued shares have a fair market value in excess of the cancelled shares in the amount of $706,000.

Stock Purchase Plan

The Company has 672,000 shares of Common Stock available for issuance pursuant to the Company’s Employee Stock Purchase Plan (ESPP). April 28, 2006 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The Company also has 376,900 shares of Common Stock available for issuance under the Company’s Supplemental Employee Stock Purchase Plan (SPP). The last business day of each calendar quarter through April 28, 2006 is the exercise date for the current offering period. The purchase price is 85% of the market price on last business day of each calendar quarter during the offering period. The weighted-average fair values of purchase rights granted under the ESPP in 2005, 2004, and 2003, computed using the Black-Scholes option-pricing model, are $8.43, $9.28, and $8.35, respectively. The weighted-average fair value of purchase rights granted under the SPP in 2005, computed using the Black-Scholes option-pricing model, is $7.33.

In 2005, 2004 and 2003 employees purchased 89,000, 88,000 and 76,000 shares, respectively, under the ESPP at a price of $35.11 in 2005, $30.25 in 2004, and $30.08 in 2003. In 2005, employees purchased 5,600 shares at a price of $36.11 under the SPP.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands)	2005	2004	2003

Current:
Federal	$35,979	$36,048	$43,116
State	5,851	5,868	7,183
Deferred	2,523	8,979	(6,851)
	$44,353	$50,895	$43,448

Continuing operations	$44,353	$48,192	$43,348
Discontinued operations	-	2,703	100
	$44,353	$50,895	$43,448

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	2005	2004	2003

Computed “expected” income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.1	2.1
Net income of associated companies taxed at dividend rates	(2.1)	(1.8)	(1.9)
Resolution of tax issues	-	(0.9)	-
Other	0.3	0.4	0.6
	36.5%	35.8%	35.8%

Substantial deferred income tax liabilities were recorded in 2005 and 2002 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

	September 30
(Thousands)	2005	2004

Deferred income tax liabilities:
Property and equipment	$(58,653)	$(32,675)
Equity in undistributed earnings of affiliates	(2,556)	(2,056)
Investment in Tucson newspaper partnership	(68,482)	-
Identified intangible assets	(438,957)	(181,744)
	(568,648)	(216,475)

Deferred income tax assets:
Accrued compensation	14,494	7,203
Allowance for doubtful accounts and losses on loans	5,100	3,517
Pension and postretirement benefits	55,636	-
Long-term debt and interest rate exchange agreements	9,031	-
State operating loss carryforwards	10,965	-
Other	7,595	2,482
	102,821	13,202
Valuation allowance	(10,965)	-
Net deferred income tax liabilities	$(476,792)	$(203,273)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax liabilities are classified as follows:

	September 30
(Thousands)	2005	2004

Current assets	$5,092	$6,646
Non-current liabilities	(481,884)	(209,919)
Net deferred income tax liabilities	$(476,792)	$(203,273)

At September 30, 2005, the Company has approximately $269,300,000 of operating loss carryforwards for state tax purposes that expire between 2006 and 2025.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Equity securities totaling $8,445,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of The Capital Times Company and 4.9% interest in Cardinals Holdings LLC, are carried at cost, as the fair value is not readily determinable. The fair value of floating rate debt approximates the carrying amount. The fair value of the Company’s fixed rate debt follows and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

	September 30
(Thousands)	2005	2004

Carrying amount	$334,024	$113,600
Fair value	331,436	124,200

16	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Common Share Data)	2005	2004	2003

Income (loss) applicable to common stock:
Continuing operations	$76,878	$86,469	$77,881
Discontinued operations	-	(398)	160
Net income	$76,878	$86,071	$78,041

Weighted average common shares	45,394	45,010	44,478
Less non-vested restricted Common Stock	276	218	162
Basic average common shares	45,118	44,792	44,316
Dilutive stock options and restricted Common Stock	230	300	197
Diluted average common shares	45,348	45,092	44,513

Earnings per common share:
Basic:
Continuing operations	$1.70	$1.93	$1.76
Discontinued operations	-	(0.01)	-
Net income	$1.70	$1.92	$1.76

Diluted:
Continuing operations	$1.70	$1.92	$1.75
Discontinued operations	-	(0.01)	-
Net income	$1.70	$1.91	$1.75

17	OTHER INFORMATION

Compensation and other accrued liabilities related to continuing operations consist of the following:

	September 30
(Thousands)	2005	2004
Compensation	$34,573	$18,740
Retirement and stock purchase plans	14,116	8,076
Interest	8,968	171
Other	14,288	10,043
	$71,945	$37,030

Cash payments are as follows:

(Thousands)	2005	2004	2003

Interest	$28,879	$11,489	$16,393
Income taxes, net of refunds	42,187	56,228	31,063

18	VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying account information related to continuing operations is as follows:

(Thousands)	2005	2004	2003

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of year	$6,374	$5,527	$5,955
Additions charged to expense	2,960	4,027	2,897
Reserves of businesses acquired or sold	5,024	31	-
Deductions from reserves	(4,746)	(3,211)	(3,325)
Balance, end of year	$9,612	$6,374	$5,527

ALLOWANCE FOR LOSSES ON LOANS

Balance, beginning of year		$2,827	$2,710
Additions charged to expense		57	117
Conversion of loans to equity		(2,884)	-
Balance, end of year		$-	$2,827

19	RELATED PARTY TRANSACTIONS

Vertis, Inc. (Vertis) provides the Company, in the normal course of business, with an internet subscription service that allows access to advertising prototypes. Fees paid to Vertis totaled $104,000 in 2005, $95,000 in 2004, and $112,000 in 2003. A director of the Company, Herbert W. Moloney III, is a former officer of Vertis. In 2003, Vertis acquired The Newspaper Network, Inc. (TNN), which is in the business of placing advertising, including advertising in the Company’s newspapers, for its clients. TNN customarily receives fees from its clients for such services, but receives no compensation from the Company.

20	COMMITMENTS AND CONTINGENT LIABILITIES

Newsprint

The Company has contracts for the annual purchase of 202,400 metric tons of newsprint, at market prices, from six suppliers. The commitments represent substantially all of the Company’s annual volume, inclusive of MNI, and expire at various dates through December 2006. Contracts with a single supplier represent approximately 60% of the total.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced by other leases. Minimum lease payments during the five years ending September 2010 and thereafter are $4,028,000, $3,113,000, $2,404,000, $2,016,000, $1,597,000 and $8,368,000, respectively. Total operating lease expense is $4,164,000, $3,279,000, and $3,030,000, in 2005, 2004 and 2003, respectively.

Capital Commitments

At September 30, 2005, the Company had construction and equipment purchase commitments totaling approximately $11,891,000.

Investment Commitments

At September 30, 2005, the Company had unfunded capital contribution commitments of up to $922,000 related to limited partnerships and other entities in which it is an investor.

St. Louis Post-Dispatch Early Retirement Program

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump-sum cash payments based on continuous service. The cost will total approximately $17,500,000 before income tax benefit, with $9,124,000 recognized in 2005, and approximately $8,400,000 in 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other post retirement benefits.

PD LLC Operating Agreement

On May 1, 2000, Pulitzer and Herald completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald holds a 5% interest. Herald’s 5% interest is reported as minority interest in the Consolidated Statements of Income and Comprehensive Income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company known as DS LLC in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000.

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

Income Taxes

The Company files income tax returns with the Internal Revenue Service (IRS) and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The primary issues in audits currently in process or being contested relate to the appropriate determination of gains, and allocation to the various taxing authorities thereof, on businesses sold in 2001. The Company may also be subject to claims for transferee income tax liability related to businesses acquired in 2000. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position.

Merger Agreement Indemnification

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 25, 1998 (the HTV Merger Agreement), by and among Pulitzer, its predecessor, Pulitzer Publishing Company (Old Pulitzer), and Hearst-Argyle Television, Inc. (Hearst-Argyle), on March 18, 1999 Hearst-Argyle acquired, through the merger (the HTV Merger) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the Broadcasting Business) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to Pulitzer in a tax-free “spin-off” to Old Pulitzer stockholders (the Spin-off). The HTV Merger and Spin-off are collectively referred to as the Broadcast Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the HTV Merger Agreement, Pulitzer is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (a) any transfer tax liability attributable to the Spin-off, (b) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the HTV Merger, including tax liabilities resulting from the Spin-off, and (c) any tax liability of Pulitzer or any subsidiary of Pulitzer; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; and (iii) certain other matters as set forth in the HTV Merger Agreement.

In October 2001, the IRS formally proposed that the taxable income of Old Pulitzer for the tax year ended March 18, 1999 be increased by approximately $80,400,000 based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the HTV Merger Agreement, Pulitzer has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. In January 2002, Pulitzer filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

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

In May 2005, discussions with the IRS Examination Division, to which the matter was ultimately referred, culminated in the execution of agreements under which Pulitzer’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1997, 1998 and the tax year ended March 18, 1999, after taking into account the effects of the refund claims, was determined to be $81,000. The agreements with the IRS were subject to review by the U.S. Congressional Joint Committee on Taxation. Such review was completed in 2005 and the matter is now closed.

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

21	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, that changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the current period of change and instead, requires that changes in accounting principle be retrospectively applied. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

The Company does not anticipate that the implementation of the statements discussed above will have a material impact on its financial position, results of operations, or cash flows.

22	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2005
Operating revenue	$184,084	$168,695	$217,856	$290,224
Net income	27,011	18,064	18,698	13,106

Earnings per common share:
Basic	$0.60	$0.40	$0.41	$0.29
Diluted	0.60	0.40	0.41	0.29

2004
Operating revenue	$172,984	$160,344	$175,966	$174,030
Income from continuing operations	24,397	16,272	24,552	21,248
Discontinued operations	82	(458)	(88)	66
Net income	$24,479	$15,814	$24,464	$21,314

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.36	$0.55	$0.47
Discontinued operations	-	(0.01)	-	-
Net income	$0.55	$0.35	$0.55	$0.47

Diluted:
Income from continuing operations	$0.54	$0.36	$0.54	$0.47
Discontinued operations	-	(0.01)	-	-
Net income	$0.55	$0.35	$0.54	$0.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited the accompanying Consolidated Balance Sheets of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Davenport, Iowa

December 14, 2005