Form 10-K/A
period 2005-09-30
LEE ENTERPRISES, INC
filed 2006-01-25
CIK 58361

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

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct the following typographical errors in certain sections of Lee Enterprises, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 14, 2005:

(i) in the table captioned “Percent Change in Advertising Revenue” in Part I, Item 1, the percent change in advertising revenue as of September 2005 for:

•	“Lee Same Property (Excluding Online)” was “3.9%” and not “4.7%”; and

•	“NAA Industry Average (Total Print)” was “1.6%” and not “2.4%”,

and such changes are reflected in the complete text set forth below;

(ii) in footnote (2) of Part III, Item 12, the reference to the shares an eligible employee may purchase under the Employee Stock Purchase Plan as a percentage of base compensation should state “15%” rather than “5%” and such change is reflected in the complete text set forth below;

(iii) in the second sentence of the fourth explanatory paragraph under the table captioned “A summary of stock options outstanding at September 30, 2005”, in Part IV, Item 15, Note 13 of the Notes to Consolidated Financial Statements, the sentence should read: “The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights and timing of vesting; however, the reissued shares are not eligible for dividends until after the specific performance goals are met.” and such change is reflected in the complete text set forth below; and

(iv) the table captioned “Subsidiaries and Associated Companies” in Exhibit 21 should state the percentage of voting securities owned of Fairgrove LLC should be “95%” rather than “100%” and such change is reflected in the complete text of Exhibit 21 filed herewith.

With the exception of the foregoing corrections of typographical errors and a limited number of other immaterial corrections, no other information in the Form 10-K for the fiscal year ended September 30, 2005 has been corrected or amended in this Form 10-K/A.

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

DAILY NEWSPAPERS AND MARKETS

The Company, MNI and TNI publish the following daily newspapers:

			Paid Circulation (1)
Newspaper	City	State	Daily		Sunday

St. Louis Post-Dispatch (2)	St. Louis	Missouri	278,531		428,601
Arizona Daily Star (2)(3)	Tucson	Arizona	103,708		161,975

Capital Newspapers (4)
Wisconsin State Journal	Madison	Wisconsin	91,164		146,439	(5)
The Capital Times	Madison	Wisconsin	18,640		-	(5)
Daily Citizen	Beaver Dam	Wisconsin	10,318		-
Portage Daily Register	Portage	Wisconsin	4,905		-
Baraboo News Republic	Baraboo	Wisconsin	4,193		-
North County Times (6)	Oceanside and Escondido	California	88,648		93,151
The Times (6)	Munster, Valparaiso, and Crown Point	Indiana	81,392		89,241
Lincoln Group
Lincoln Journal Star	Lincoln	Nebraska	73,689		82,800
Columbus Telegram	Columbus	Nebraska	9,035		9,996
Fremont Tribune	Fremont	Nebraska	8,210		-
Beatrice Daily Sun	Beatrice	Nebraska	7,716		-
Quad-Cities Group
Quad-City Times	Davenport	Iowa	52,182		69,003
Muscatine Journal	Muscatine	Iowa	7,822		-
Billings Gazette	Billings	Montana	46,365		52,765
The Pantagraph (2)	Bloomington	Illinois	45,980		50,245
Sioux City Journal (6)	Sioux City	Iowa	43,007		41,562
The Courier (6)	Waterloo and Cedar Falls	Iowa	40,736		50,664
The Post-Star (6)	Glens Falls	New York	34,345		36,897
Central Illinois Newspaper Group
Herald & Review	Decatur	Illinois	33,692		42,942
Journal Gazette (6)	Mattoon	Illinois	10,294		-
Times-Courier (6)	Charleston	Illinois	6,457		-
River Valley Newspaper Group
La Crosse Tribune	La Crosse	Wisconsin	32,838		40,902
Winona Daily News	Winona	Minnesota	11,303		12,705
The Daily Herald (2)	Provo	Utah	30,695		37,476
Casper Star-Tribune (6)	Casper	Wyoming	30,560		32,943

Missoula Group
Missoulian	Missoula	Montana	30,378		34,541
Ravalli Republic	Hamilton	Montana	5,186	(7)	-
Rapid City Journal	Rapid City	South Dakota	30,093		34,492
The Journal Times	Racine	Wisconsin	28,848		30,546
The Bismarck Tribune	Bismarck	North Dakota	27,548		30,867
The Southern Illinoisan	Carbondale	Illinois	27,446		36,491
The Daily News (6)	Longview	Washington	21,442		21,480

Magic Valley Group
The Times-News (6)	Twin Falls	Idaho	20,514		21,049
Elko Daily Free Press (8)	Elko	Nevada	5,870	(7)	-
South Idaho Press (8)	Burley	Idaho	3,232	(7)	2,763	(7)

			Paid Circulation(1)
Newspaper	City	State	Daily		Sunday

Globe Gazette	Mason City	Iowa	18,743		23,174
Napa Valley Register (2)	Napa	California	17,299		17,876
Central Coast Newspapers
Santa Maria Times (2)	Santa Maria	California	18,293		17,895
The Lompoc Record (2)	Lompoc	California	6,529		6,775
Mid-Valley News Group
Albany Democrat-Herald	Albany	Oregon	17,239		17,730
Corvallis Gazette-Times	Corvallis	Oregon	11,524		12,021
The Times and Democrat (6)	Orangeburg	South Carolina	17,040		16,876
Independent Record	Helena	Montana	14,328		14,878
The Montana Standard	Butte	Montana	14,236		14,402
The Sentinel (6)	Carlisle	Pennsylvania	14,235		14,650
The Sentinel (2)	Hanford	California	13,248		13,010
The World (2)	Coos Bay	Oregon	12,562		-
The Citizen (6)	Auburn	New York	11,912		13,781
Arizona Daily Sun (2)	Flagstaff	Arizona	11,189		12,389
Daily Chronicle (2)	DeKalb	Illinois	9,211		10,511
The Garden Island (2)	Lihue	Hawaii	8,647		9,093
The Ledger Independent (6)	Maysville	Kentucky	8,580		-
Daily Journal (2)	Park Hills	Missouri	8,046		8,232
The Chippewa Herald	Chippewa Falls	Wisconsin	6,893		7,050
Shawano Leader (4)	Shawano	Wisconsin	6,324		6,768
The Daily News (2)	Rhinelander	Wisconsin	3,794	(7)	4,276	(7)
			1,656,854		1,933,923

(1)	Source: ABC: Six months ended September 2005, unless otherwise noted.
(2)	Acquired in 2005.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI, which is 50% owned by the Company.
(5)	Combined edition.
(6)	Acquired in 2002.
(7)	Source: Company statistics.
(8)	Acquired in 2004.

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

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2005:

Name	Age	Service With The Company	Named To Present Office	Present Office

Mary E. Junck	58	June 1999	January 2002	Chairman, President and Chief Executive Officer

Rosanne M. Cheeseman	51	April 1998	November 2004	Vice President – Sales & Marketing

Terrance C.Z. Egger	48	June 2005	June 2005	Vice President – Publishing

Nancy L. Green	63	December 2000	September 2002	Vice President – Circulation

Michael R. Gulledge	45	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	60	September 1969	September 2005	Vice President – Corporate Communications

James W. Hopson	59	July 2000	July 2000	Vice President – Publishing

Brian E. Kardell	42	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	57	August 1994	January 1997	Vice President – Human Resources

Linda Ritchie Lindus	57	April 2000	October 2005	Vice President – Publishing

Kevin E. Mowbray	43	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	51	February 1989	November 1997	Vice President – Interactive Media and Corporate Counsel

Carl G. Schmidt	49	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

John VanStrydonck	52	March 1981	June 2000	Vice President – Publishing

Greg R. Veon	53	April 1976	November 1999	Vice President – Publishing

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

Daniel K. Hayes was appointed Vice President – Corporate Communications in September 2005. From 1998 to September 2005 he served as Director of Communications.

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

The Baraboo News Republic, Beatrice Daily Sun, Corvallis Gazette-Times, Daily Citizen, Journal Gazette, The Lompoc Record, Muscatine Journal, Ravalli Republic, Times Courier and Winona Daily News, as well as many of the Company’s and MNI’s more than 300 other publications, are printed at other Company facilities to enhance operating efficiency. The Company’s newspapers and other publications have formal or informal backup arrangements for printing in the event of a disruption in production capability.

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2005	2004	2003	2002	2001
	(1)			(2)	(3)(4)
OPERATING RESULTS

Operating revenue	$860,859	$683,324	$647,333	$518,568	$426,966
Depreciation and amortization	60,828	48,027	45,507	34,464	31,357
Operating income, before equity in earnings of associated companies	155,441	138,214	129,640	109,350	76,622
Equity in earnings of associated companies	12,403	8,340	8,053	9,057	7,651
Operating income	167,844	146,554	137,693	118,407	84,273
Financial income	2,824	1,066	1,120	6,007	28,548
Financial expense	(38,038)	(12,665)	(16,535)	(15,777)	(11,963)

Income from continuing operations	$76,878	$86,469	$77,881	$78,505	$58,071
Discontinued operations	-	(398)	160	1,325	254,399
Net income	$76,878	$86,071	$78,041	$79,830	$312,470

EARNINGS PER COMMON SHARE

Basic:
Continuing operations	$1.70	$1.93	$1.76	$1.78	$1.33
Discontinued operations	-	(0.01)	-	0.03	5.81
Net income	$1.70	$1.92	$1.76	$1.81	$7.14

Diluted:
Continuing operations	$1.70	$1.92	$1.75	$1.77	$1.32
Discontinued operations	-	(0.01)	-	0.03	5.77
Net income	$1.70	$1.91	$1.75	$1.80	$7.09

Weighted average common shares:
Basic	45,118	44,792	44,316	44,087	43,784
Diluted	45,348	45,092	44,513	44,351	44,089

Dividends per common share	$0.72	$0.72	$0.68	$0.68	$0.68

OTHER INFORMATION

Operating income as a percent of operating revenue	19.5%	21.4%	21.3%	22.8%	19.7%
Income from continuing operations as a percent of operating revenue	8.9	12.7	12.0	15.1	13.6
Dividends as a percent of income from continuing operations	42.5	37.5	38.9	38.3	51.3

BALANCE SHEET INFORMATION (End of Year)

Total assets	$3,445,200	$1,403,844	$1,421,377	$1,463,830	$1,000,397
Debt, including current maturities (5)	1,688,000	213,600	305,200	409,300	173,400
Stockholders’ equity	936,410	876,843	802,156	742,774	683,193

(1)	Includes four months of operations from the Pulitzer acquisition, which was consummated in June 2005.
(2)	Includes six months of operations from the Howard acquisition, which was consummated in April 2002.
(3)	Includes gain on the sale of the Company’s broadcast properties, as reported in discontinued operations.
(4)	Effective in 2002, the Company adopted FASB Statement 142.
(5)	Principal amount, excluding fair value adjustments in 2005.

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

In total, acquisitions and divestitures accounted for $161,317,000 of operating revenue in 2005 and $7,912,000 in 2004.

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

In total, acquisitions accounted for $5,692,000 of operating revenue in 2004.

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

In November 2005, the ECC granted Ms. Junck, subject to achievement of performance goals, a target award of 50,000 shares of restricted Common Stock (Target Award) carrying a grant date of November 18, 2005, and which, upon vesting and achievement of the performance goals specified, do not require any payment by Ms. Junck, other than for applicable income taxes due for such awards.

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

Information as of September 30, 2005 with respect to equity compensation plans is as follows:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders (1)(2)	981,218	$37.76	480,806

(1)	1990 Long-Term Incentive Plan.
(2)	Excludes purchase rights accruing under the Company’s Employee Stock Purchase Plan (ESPP), which has a stockholder approved reserve of 672,000 shares. Under the ESPP, each eligible employee may purchase shares up to 15% of base compensation not to exceed $25,000 on the last business day of April each year at a purchase price per share equal to 85% of the lower of the average of the high and low market price on either the first or last business day of the plan year. Also, excludes purchase rights accruing under the Company’s Supplemental Employee Stock Purchase Plan (f/k/a the Pulitzer Inc. 2000 Stock Purchase Plan) (“Original SPP”), which has, as of September 30, 2005 376,900 shares available for issuance under the rules of the New York Stock Exchange. Under the SPP, each eligible employee of PD LLC and STL Distribution Services LLC may purchase shares up to 10% of base compensation on the last business day of each calendar quarter during the offering period at a purchase price per share equal to 85% of the market price on the last business day of each calendar quarter during the offering period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of January 2006.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt
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

In November 2004, 40,000 shares of restricted Common Stock granted to an officer of the Company in November 2003 and 35,000 shares of restricted Common Stock granted in November 2002, were cancelled and reissued. The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights and timing of vesting; however, the reissued shares are not eligible for dividends until after the specific performance goals are met. The value per share to the recipient upon vesting is unchanged. Vesting of the cancelled shares was not dependent upon future performance of the Company. The reissued shares vest only if specified performance criteria are met and additional shares may be issued if the performance criteria are exceeded. As the specified performance was exceeded, 15,000 additional shares of restricted Common Stock were issued in November 2005. The Company believes the reissued shares meet the criteria for performance-based compensation under Section 162(m) of the Internal Revenue Code. Due to increases in the price of the Company’s Common Stock from the original grant dates to November 2004, the reissued shares have a fair market value in excess of the cancelled shares in the amount of $706,000.

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