Form 10-Q
period 2005-12-31
LEE ENTERPRISES, INC
filed 2006-02-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, 38,942,746 shares of Common Stock and 6,796,156 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “Safe Harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on the Company’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships and increased capital and other costs. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31
(Thousands, Except Per Common Share Data)	2005	2004

Operating revenue:
Advertising	$237,075	$139,806
Circulation	51,820	32,451
Other	13,744	11,827
Total operating revenue	302,639	184,084
Operating expenses:
Compensation	115,071	71,729
Newsprint and ink	31,562	16,827
Depreciation	8,331	4,945
Amortization of intangible assets	13,954	6,561
Other operating expenses	72,695	41,119
Early retirement program	8,373	-
Transition costs	352	-
Total operating expenses	250,338	141,181
Equity in earnings of associated companies	6,303	2,593
Operating income	58,604	45,496
Non-operating income (expense):
Financial income	1,356	278
Financial expense	(24,037)	(2,839)
Total non-operating expense, net	(22,681)	(2,561)
Income before income taxes	35,923	42,935
Income tax expense	12,900	15,924
Minority interest	259	-
Net income	22,764	27,011
Other comprehensive income, net	980	-
Comprehensive income	$23,744	$27,011

Earnings per common share:
Basic	$0.50	$0.60
Diluted	0.50	0.60

Dividends per common share	$0.18	$0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	December 31 2005	September 30 2005

ASSETS

Current assets:
Cash and cash equivalents	$ 11,379	$ 7,543
Accounts receivable, net	133,719	122,325
Income taxes receivable	6,690	19,439
Receivable from associated companies	-	1,563
Inventories	20,154	22,099
Other	10,725	11,901
Total current assets	182,667	184,870
Investments	225,354	227,280
Restricted cash and investments	84,810	81,060
Property and equipment, net	336,918	340,494
Goodwill	1,547,313	1,547,042
Other intangible assets	1,028,390	1,042,342
Other	25,409	22,112
Total assets	$3,430,861	$3,445,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$ 23,813	$ 10,000
Accounts payable	32,419	33,275
Compensation and other accrued liabilities	59,291	71,945
Dividends payable	6,456	6,407
Unearned revenue	39,697	38,036
Total current liabilities	161,676	159,663
Long-term debt, net of current maturities	1,662,450	1,706,024
Pension obligations	38,271	33,236
Retirement and post employment benefit obligations	96,484	95,237
Deferred items	509,203	508,720
Other	6,016	5,910
Total liabilities	2,474,100	2,508,790
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares: none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	77,886	76,818
December 31, 2005 38,943 shares;
September 30, 2005 38,409 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	13,592	14,168
December 31, 2005 6,796 shares;
September 30, 2005 7,084 shares
Additional paid-in capital	124,293	115,464
Unearned compensation	(10,002)	(5,505)
Retained earnings	748,508	733,961
Accumulated other comprehensive income	2,484	1,504
Total stockholders’ equity	956,761	936,410
Total liabilities and stockholders’ equity	$3,430,861	$3,445,200

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31
(Thousands)	2005	2004

Cash provided by (required for) operating activities:
Net income	$22,764	$27,011
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22,285	11,506
Stock compensation expense	2,091	1,637
Amortization of debt fair value adjustment	(1,761)	-
Distributions greater than (less than) current earnings of associated companies	(1,450)	95
Other, net	1,191	(3,045)
Net cash provided by operating activities	45,120	37,204
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,048)	(3,415)
Acquisitions, net	-	(4,518)
Purchases of marketable securities	(5,540)	-
Sales of marketable securities	16,844	-
Increase in restricted cash	(14,977)	-
Other, net	3,434	(397)
Net cash required for investing activities	(5,287)	(8,330)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	10,000	5,000
Payments on long-term debt	(38,000)	(22,000)
Common stock transactions, net	2,734	896
Cash dividends paid	(8,171)	(7,889)
Financing costs	(2,560)	-
Net cash required for financing activities	(35,997)	(23,993)
Net increase in cash and cash equivalents	3,836	4,881
Cash and cash equivalents:
Beginning of period	7,543	8,010
End of period	$11,379	$12,891

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2005 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K, as amended.

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). This acquisition has a significant impact on the Consolidated Financial Statements. Because of this and other acquisitions, and seasonal and other factors, the results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in Madison Newspapers, Inc. (MNI), 83% interest in INN Partners, L.C. (INN), 36% interest in CityXpress Corp. (CityXpress) and Pulitzer’s (together with another subsidiary) 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Service LLC (DS LLC), a distribution company serving the St. Louis market, and 50% interest in the results of operations of TNI Partners (TNI), the Tucson, Arizona newspaper partnership.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

References to 2005 and the like mean the fiscal year ended September 30.

2	ACQUISITIONS AND DIVESTITURES

All acquisitions are accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the surviving corporation in cash, without interest, an amount equal to $64 per share. The aggregate purchase price paid by the Company, including fees and expenses totaling $11,214,000, was $1,461,554,000. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 3.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma consolidated statement of income information for the three months ended December 31, 2004, set forth below, present the results of operations as if the acquisition of Pulitzer had occurred at the beginning of the period presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such period. Other acquisitions described below are excluded as the amounts are not significant.

(Thousands, Except Per Common Share Data)	Three Months Ended December 31, 2004

Operating revenue	$302,221
Net income	28,600

Earnings per common share:
Basic	$ 0.64
Diluted	0.63

Other Acquisitions

In October 2005, the Company purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In January 2006, the Company purchased a weekly newspaper at a cost of $425,000.

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

3	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen. TNI collects all receipts and income and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or loss of TNI is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands)	Three Months Ended December 31, 2005

Operating revenue	$31,837
Operating expenses, excluding depreciation and amortization	21,095
Operating income	$10,742

Company’s 50% share of operating income	$ 5,371
Less amortization of intangible assets	1,233
Equity in earnings of TNI	$ 4,138

Star Publishing’s depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. In aggregate, these amounts totaled $501,000 for the three months ended December 31, 2005.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended December 31
(Thousands)	2005	2004

Operating revenue	$31,267	$31,903
Operating expenses, excluding depreciation and amortization	22,819	21,881
Depreciation and amortization	1,273	1,310
Operating income	7,175	8,712
Net income	4,330	5,252

Company’s 50% share of net income	$ 2,165	$ 2,626

Debt of MNI totaled $13,425,000 and $13,273,000 at December 31, 2005 and September 30, 2005, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Three Months Ended December 31, 2005

Goodwill, beginning of period	$1,547,042
Goodwill related to acquisitions	271
Goodwill, end of period	$1,547,313

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	December 31 2005	September 30 2005

Nonamortized intangible assets:
Mastheads	$ 78,896	$ 78,896
Amortizable intangible assets:
Noncompete and consulting agreements	28,664	28,664
Less accumulated amortization	28,199	28,136
	465	528
Customer and newspaper subscriber lists	1,091,308	1,091,308
Less accumulated amortization	142,279	128,390
	949,029	962,918
	$1,028,390	$1,042,342

Annual amortization of intangible assets related to continuing operations for the five years ending December 2010 is estimated to be $55,791,000, $55,625,000, $54,953,000, $54,620,000 and $54,459,000, respectively.

5	DEBT

Credit Agreement

In December 2005, the Company entered into an amended and restated credit agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and a $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (the Old Credit Agreement) consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of 4:25:1 for two consecutive quarterly periods.

Debt under the A Term Loan, B Term Loan and revolving credit facility will generally bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans, 0% to 0.5%, and maintained as Eurodollar loans, 0.625% to 1% (1% at December 31, 2005) depending, in each instance, upon the Company’s leverage ratio at such time. For B Term Loans, the applicable margin for such loans maintained as base rate loans is 0.75% and for Eurodollar loans is 1.5%. All loans at December 31, 2005 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning on September 29, 2006 and the B Term Loan on March 31, 2006. In addition to the scheduled payments noted above, the Company is required to make mandatory prepayments under the A Term Loan and B Term Loan under certain other conditions.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type that are subject to customary exceptions. These financial covenants include a maximum leverage ratio (6:1 at December 31, 2005) and minimum interest coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement are considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At December 31, 2005, the Company is in compliance with such covenants.

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (the Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (the Indemnity Agreement) between The Herald Company, Inc. (Herald) and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $84,810,000 at December 31, 2005. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be amortized over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This amortization will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Lenders.

Debt consists of the following:

(Thousands)	December 31 2005	September 30 2005	Interest Rate December 31, 2005

Credit Agreement:
A Term Loan	$ 950,000	$ -	5.45-5.67%
B Term Loan	25,000	-	5.87-5.95
Revolving credit facility	379,000	-	5.67
Old Credit Agreement	-	1,382,000
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unamortized fair value adjustment	26,263	28,024
	1,686,263	1,716,024
Less current maturities	23,813	10,000
	$1,662,450	$1,706,024

Aggregate maturities of debt during the five years ending September 30, 2010 are $11,875,000, $47,752,000, $71,502,000, $448,752,000 and $166,502,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At December 31, 2005, the Company recorded an asset of $4,350,000 related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At December 31, 2005, after consideration of the interest rate swaps described above, approximately 60% of the principal amount of the Company’s debt is subject to floating interest rates.

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

In addition, the Company provides retiree medical and life insurance benefits under postretirement plans at several of its operating locations. The level and adjustment of participant contributions vary depending on the specific postretirement plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the St. Louis Post-Dispatch. The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The cost components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
(Thousands)	Three Months Ended December 31, 2005

Service cost for benefits earned during the period	$1,671
Interest cost on projected benefit obligation	2,213
Expected return on plan assets	(3,159)
Costs for special termination benefits	4,433
Curtailment gain	(102)
$5,056

Postretirement Medical Plans
(Thousands)	Three Months Ended December 31, 2005

Service cost for benefits earned during the period	$ 844
Interest cost on projected benefit obligation	1,647
Expected return on plan assets	(518)
Costs for special termination benefits	659
$2,632

Based on its forecast at December 31, 2005, the Company expects to contribute $1,300,000 to its postretirement medical plans in 2006.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31
(Thousands, Except Per Share Data)	2005	2004

Income applicable to common stock:
Net income	$22,764	$27,011

Weighted average common shares	45,587	45,291
Less non-vested restricted stock	327	264
Basic average common shares	45,260	45,027
Dilutive stock options and restricted stock	140	216
Diluted average common shares	45,400	45,243

Earnings per common share:
Basic	$ 0.50	$ 0.60
Diluted	0.50	0.60

10	STOCK OWNERSHIP PLANS

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2005	981	$37.76
Granted	175	39.60
Exercised	(109)	33.07
Cancelled	(17)	44.21
Outstanding at December 31, 2005	1,030	$38.46

Options to purchase 1,010,000 shares of Common Stock with a weighted average exercise price of $37.56 per share were outstanding at December 31, 2004.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At December 31, 2005, the Company had construction and equipment purchase commitments totaling approximately $16,788,000.

St. Louis Post-Dispatch Early Retirement Program

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost will total $17,777,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized in the three months ended December 31, 2005 and $280,000 in the three months ending March 31, 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

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

12	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2005 the Company adopted Financial Accounting Standards Board (FASB) Statement 123-Revised, Accounting for Stock-Based Compensation (Statement 123R) and related FASB staff positions. Statement 123R amends Statement 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid.

Statement 123R also establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). Statement 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair value based methods in Statement 123R are similar to the fair value based method in Statement 123 in most respects. The Company adopted Statement 123 in 2003.

In October 2005 the Company adopted FASB Statement 153, Exchanges of Nonmonetary Assets. This pronouncement amends APB Opinion 29, Accounting for Nonmonetary Transactions. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB Opinion 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. transactions that are not expected to result in significant changes in the cash flows of the reported entity).

In October 2005 the Company adopted FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated.

The adoption of the statements and interpretation discussed above did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, that changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 eliminates the requirement to include the cumulative effect of changes in accounting principles in the current period of change and instead, requires that changes in accounting principle be retrospectively applied. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the implementation of Statement 154 will have a material impact on its financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months ended December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2005 Annual Report on Form 10-K, as amended.

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company’s results from operations before depreciation and amortization. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended December 31, 2005	Percent of Revenue	Three Months Ended December 31, 2004	Percent of Revenue

Operating cash flow	$74,586	24.6%	$54,409	29.6%
Depreciation and amortization	22,285	7.4	11,506	6.3
Equity in earnings of associated companies	6,303	2.1	2,593	1.4
Operating income	$58,604	19.4%	$45,496	24.7%

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

Goodwill and Other Intangible Assets

In assessing the recoverability of its goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and indefinite life intangible assets for impairment on an annual basis or more frequently if impairment indicators are present.

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

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other insurance carries deductible losses of varying amounts.

The Company’s reserve for workers compensation claims is based upon an estimate of the remaining liability for retained losses made by consulting actuaries. The amount has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2005 the Company adopted Financial Accounting Standards Board (FASB) Statement 123-Revised, Accounting for Stock-Based Compensation (Statement 123R) and related FASB staff positions. Statement 123R amends Statement 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid.

Statement 123R also establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). Statement 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair value based methods in Statement 123R are similar to the fair value based method in Statement 123 in most respects. The Company adopted Statement 123 in 2003.

In October 2005 the Company adopted FASB Statement 153, Exchanges of Nonmonetary Assets. This pronouncement amends APB Opinion 29, Accounting for Nonmonetary Transactions. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB Opinion 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. transactions that are not expected to result in significant changes in the cash flows of the reported entity).

In October 2005 the Company adopted FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated.

The adoption of the statements and interpretation discussed above did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, that changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 eliminates the requirement to include the cumulative effect of changes in accounting principles in the current period of change and instead, requires that changes in accounting principle be retrospectively applied. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the implementation of Statement 154 will have a material impact on its financial position, results of operations, or cash flows.

EXECUTIVE OVERVIEW

The Company directly, and through its ownership of associated companies, publishes 58 daily newspapers in 23 states and approximately 300 weekly, classified and specialty publications, along with associated and integrated online services. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations.

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

In June 2005, the Company acquired Pulitzer. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% to almost 1.7 million daily and more than 1.9 million Sunday, and revenue, on an annualized basis, by more than 60%.

The Company is focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Improve readership and circulation;
•	Emphasize strong local news;
•	Accelerate online growth;
•	Nurture employee development and achievement; and
•	Exercise careful cost controls.

Certain aspects of these priorities are discussed below.

More than 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase readership and circulation unit sales through internal expansion into existing and contiguous markets, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that expand the Company’s operating revenue.

Increases in same property advertising revenue in the three months ended December 31, 2005 were more than offset by declines in circulation revenue and increases in operating costs. Results for the current year were also significantly influenced by the acquisition of Pulitzer.

THREE MONTHS ENDED DECEMBER 31, 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended December 31		Percent Change
(Thousands, Except Per Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$135,530	$83,462	62.4%	0.7%
National	17,674	6,549	169.9	2.1
Classified:
Daily newspapers:
Employment	20,134	10,782	86.7	14.3
Automotive	14,238	9,863	44.4	(15.2)
Real estate	15,339	9,221	66.3	3.3
All other	9,229	5,703	61.8	1.9
Other publications	13,973	8,436	65.6	(3.4)
Total classified	72,913	44,005	65.7	0.4
Online	7,471	3,124	139.1	33.2
Niche publications	3,487	2,666	30.8	(3.2)
Total advertising revenue	237,075	139,806	69.6	1.3
Circulation	51,820	32,451	59.7	(2.7)
Commercial printing	6,009	5,380	11.7	(6.6)
Online services and other	7,735	6,447	20.0	1.2
Total operating revenue	302,639	184,084	64.4	0.4
Compensation	115,071	71,729	60.4	1.3
Newsprint and ink	31,562	16,827	87.6	8.4
Other operating expenses	72,695	41,119	76.8	4.0
Early retirement program	8,373	-	NM	NM
Transition costs	352	-	NM	NM
Total operating expenses, excluding depreciation and amortization	228,053	129,675	75.9	3.1
Operating cash flow	74,586	54,409	37.1	(5.2)
Depreciation and amortization	22,285	11,506	93.7	(5.6)
Equity in earnings of associated companies	6,303	2,593	143.1
Operating income	58,604	45,496	28.8
Non-operating expense, net	22,681	2,561	NM
Income before income taxes	35,923	42,935	(16.3)
Income tax expense	12,900	15,924	(19.0)
Minority interest	259	-	NM
Net income	$ 22,764	$27,011	(15.7)%
Earnings per common share:
Basic	$ 0.50	$ 0.60	(16.7)%
Diluted	0.50	0.60	(16.7)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended December 31, 2005 had the same number of Sundays as the prior year quarter. However, in 2005, Christmas Day fell on a Sunday, which negatively impacted advertising revenue.

In total, acquisitions and divestitures accounted for $118,337,000 of operating revenue and $93,753,000 of operating expenses, other than depreciation and amortization, in the three months ended December 31, 2005. Acquisitions and divestitures accounted for $466,000 of operating revenue and $443,000 of operating expenses other than depreciation and amortization, in the three months ended December 31, 2004. For the three months ended December 31, 2005, total same property operating revenue increased $684,000, or 0.4%.

Advertising Revenue

Same property advertising revenue increased $1,846,000, or 1.3%. Same property retail revenue increased $588,000, or 0.7%. Same property average retail rate, excluding preprint insertions, increased 1.4%. Same property preprint insertion revenue increased 4.0%.

Same property classified advertising revenue increased 0.4% for the three months ended December 31, 2005. Higher margin employment advertising at the daily newspapers increased 14.3% on a same property basis, the ninth consecutive quarterly increase and eighth double digit increase, and same property real estate classified revenue increased 3.3%. Same property automotive classified advertising decreased 15.2% amid a continuing industry-wide decline. Same property average classified rates increased 4.5%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consisted of the following:

	Three Months Ended December 31
(Thousands of Inches)	2005	2004	Percent Change
Retail	2,891	2,977	(2.9)%
National	141	158	(10.8)
Classified	2,810	2,894	(2.9)
	5,842	6,029	(3.1)%

Online advertising increased 33.2% on a same property basis, due primarily to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications decreased 3.2% on a same property basis, due to the loss of a larger publication in one market, partially offset by new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue decreased $886,000, or 2.7%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 2.0% and Sunday circulation decreased 1.8% for the three months ended December 2005, compared to the prior year. The Company remains focused on growing readership and circulation units and readership through a number of initiatives.

Same property commercial printing revenue decreased $353,000, or 6.6%. Same property online services and other revenue increased $77,000, or 1.2%.

Operating Expenses and Results of Operations

Same property compensation expense increased $851,000, or 1.3%, in the current year period. Same property full-time equivalent employees decreased 0.4% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $1,411,000, or 8.4%, in the current year quarter due to newsprint price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 4.8% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,569,000 or 4.0%, in the current year quarter. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses. Depreciation and amortization expense decreased $617,000, or 5.6%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Transition costs related to the acquisition of Pulitzer totaled $352,000 for the three months ended December 31, 2005. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost will total $17,777,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized during the three months ended December 31, 2005 and $280,000 in the three months ending March 31, 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Operating cash flow improved 37.1% to $74,586,000 in the current year quarter from $54,409,000 in the prior year. Operating cash flow margin decreased to 24.6% from 29.6% in the prior year quarter due primarily to the inclusion of Pulitzer results and the St. Louis Post-Dispatch early retirement program. Same property operating cash flow decreased 5.2%. Same property operating cash flow margin decreased to 31.1%, from 32.9% in the prior year quarter. Equity in earnings of associated companies increased to $6,303,000 in the current year quarter, compared to $2,593,000 in the prior year quarter, primarily from inclusion of TNI results, offset by a decrease in MNI results. Operating income increased 28.8% to $58,604,000. Operating income margin decreased to 19.4% from 24.7% due primarily to the inclusion of Pulitzer results and the St. Louis Post-Dispatch early retirement program.

Nonoperating Income and Expense

Financial expense increased $21,198,000 due to debt incurred to fund the Pulitzer acquisition, partially offset by debt reduction funded by cash generated from operations.

Overall Results

The Company’s effective income tax rate decreased to 35.9% from 37.1% in the prior year quarter due primarily to the implementation of the new Federal manufacturing credit and changes in the mix of the Company’s income before income taxes, largely related to the acquisition of Pulitzer. The Company expects the effective tax rate for the three months ended December 31, 2005 will approximate the rate for the full year.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 16.7% to $0.50 per share from $0.60 per share in the prior year quarter. Early retirement program costs noted above account for all of the decline in earnings per common share in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $45,120,000 for the three months ended December 31, 2005, and $37,204,000 for the same period in 2004. Decreased net income was offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $5,287,000 for the three months ended December 31, 2005, and $8,330,000 in the same period in 2004. Capital expenditures account for substantially all of the current year usage. Capital expenditures and acquisitions were primarily responsible for the usage of funds in the prior year.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its Credit Agreement or, if necessary, by accessing the capital markets.

In December 2005, the Company entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and a $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces the $1,550,000,000 Old Credit Agreement consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

Cash required for financing activities totaled $35,997,000 during the three months ended December 31, 2005, and $23,993,000 in the prior year. Debt repayments were responsible for the primary usage of funds in both the current year and prior year periods.

Cash and cash equivalents increased $3,836,000 for the three months ended December 31, 2005, and increased $4,881,000 for the same period in 2004.

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

In December 2005, several major newsprint manufacturers announced price increases of $40 per metric ton, effective for deliveries in February 2006. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $10,040,000, based on $1,004,000,000 of floating rate debt outstanding at December 31, 2005, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

At December 31, 2005, after consideration of the interest rate swaps described above, approximately 60% of the principal amount of the Company’s debt is subject to floating interest rates.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,931,000 based on anticipated consumption in 2006, excluding consumption of MNI and TNI. Such prices may also decrease.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at December 31, 2005.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at December 31, 2005 is approximately $9,437,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of December 31, 2005, and have concluded that such controls and procedures are effective.

In June 2005, the Company completed the Pulitzer Merger, and the Company’s assessment of internal control over financial reporting as of September 30, 2005 did not include Pulitzer. Nonetheless, the Company has generally maintained disclosure controls and procedures that were in effect prior to the Merger. Subsequent to the Merger, however, the Company’s internal control over financial reporting, including the financial closing and reporting process used in the preparation of the Company’s Consolidated Financial Statements was extended to include Pulitzer. The Company is not required to complete, and has not completed, its testing of the design and operating effectiveness of internal control over financial reporting of Pulitzer. Management expects to complete its testing of Pulitzer by September 30, 2006, which will be included in the Company’s annual assessment of internal control over financial reporting as of September 30, 2006.

There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended December 31, 2005.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the three months ended December 31, 2005, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number of Shares Purchased or Forfeited	Average Price Per Share

October	1,048	$42.91
November	30,432	39.96
	31,480	$40.06

Item 6.	Exhibits

Number	Description

10

Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent. Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and the Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as co-Documentation Agents.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: February 9, 2006
Carl G. Schmidt Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)