Form 10-Q
period 2006-03-31
LEE ENTERPRISES, INC
filed 2006-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, 39,079,572 shares of Common Stock and 6,663,898 shares of Class B Common Stock of the Registrant were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Common Share Data)	2006	2005	2006	2005

Operating revenue:
Advertising	$210,918	$125,097	$447,993	$264,903
Circulation	51,121	31,807	102,941	64,258
Other	13,730	11,791	27,474	23,618
Total operating revenue	275,769	168,695	578,408	352,779
Operating expenses:
Compensation	113,553	70,954	228,624	142,683
Newsprint and ink	29,830	16,066	61,392	32,893
Depreciation	8,265	5,165	16,596	10,110
Amortization of intangible assets	14,030	6,409	27,984	12,970
Other operating expenses	69,012	39,813	141,707	80,922
Early retirement program	281	-	8,654	-
Transition costs	801	93	1,153	103
Total operating expenses	235,772	138,500	486,110	279,681
Equity in earnings of associated companies	5,017	1,287	11,320	3,880
Operating income	45,014	31,482	103,618	76,978
Non-operating income (expense):
Financial income	1,610	189	2,966	467
Financial expense	(23,694)	(2,747)	(47,731)	(5,586)
Other, net	-	(65)	-	(65)
Total non-operating expense, net	(22,084)	(2,623)	(44,765)	(5,184)
Income before income taxes	22,930	28,859	58,853	71,794
Income tax expense	8,231	10,795	21,131	26,719
Minority interest	264	-	523	-
Net income	14,435	18,064	37,199	45,075
Other comprehensive income, net	2,096	-	3,076	-
Comprehensive income	$16,531	$18,064	$40,275	$45,075

Earnings per common share:
Basic	$0.32	$0.40	$0.82	$1.00
Diluted	0.32	0.40	0.82	1.00

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	March 31 2006	September 30 2005

ASSETS

Current assets:
Cash and cash equivalents	$7,918	$ 7,543
Accounts receivable, net	106,666	122,325
Income taxes receivable	-	19,439
Receivable from associated companies	-	1,563
Inventories	20,999	22,099
Other	9,912	11,901
Total current assets	145,495	184,870
Investments	224,672	227,280
Restricted cash and investments	88,560	81,060
Property and equipment, net	335,383	340,494
Goodwill	1,547,772	1,547,042
Other intangible assets	1,018,472	1,042,342
Other	28,150	22,112
Total assets	$3,388,504	$3,445,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$35,625	$ 10,000
Accounts payable	30,822	33,275
Compensation and other accrued liabilities	60,958	71,945
Income taxes payable	107	-
Dividends payable	6,514	6,407
Unearned revenue	41,803	38,036
Total current liabilities	175,829	159,663
Long-term debt, net of current maturities	1,594,852	1,706,024
Pension obligations	38,724	33,236
Postretirement and postemployment benefit obligations	97,145	95,237
Deferred items	508,542	508,720
Other	6,282	5,910
Total liabilities	2,421,374	2,508,790
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:
March 31, 2006 39,080 shares;
September 30, 2005 38,409 shares	78,160	76,818
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
March 31, 2006 6,664 shares;
September 30, 2005 7,084 shares	13,328	14,168
Additional paid-in capital	116,254	109,959
Retained earnings	754,808	733,961
Accumulated other comprehensive income	4,580	1,504
Total stockholders’ equity	967,130	936,410
Total liabilities and stockholders’ equity	$3,388,504	$3,445,200

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31
(Thousands)	2006	2005

Cash provided by (required for) operating activities:
Net income	$37,199	$45,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,580	23,080
Stock compensation expense	4,047	3,568
Amortization of debt fair value adjustment	(3,547)	-
Distributions greater than current earnings of associated companies	618	371
Other, net	35,876	(2,439)
Net cash provided by operating activities	118,773	69,655
Cash provided by (required for) investing activities:
Purchases of property and equipment	(11,729)	(8,185)
Acquisitions, net	(4,415)	(4,440)
Purchases of marketable securities	(31,998)	-
Sales of marketable securities	31,849	-
Increase in restricted cash	(7,141)	-
Other, net	3,002	(207)
Net cash required for investing activities	(20,432)	(12,832)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	15,000	10,000
Payments on long-term debt	(97,000)	(58,600)
Common stock transactions, net	2,853	964
Cash dividends paid	(16,240)	(16,029)
Financing costs	(2,579)	-
Net cash required for financing activities	(97,966)	(63,665)
Net increase (decrease) in cash and cash equivalents	375	(6,842)
Cash and cash equivalents:
Beginning of period	7,543	8,010
End of period	$7,918	$1,168

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2006 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K, as amended.

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). This acquisition has a significant impact on the Consolidated Financial Statements. Because of this and other acquisitions, and seasonal and other factors, the results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the surviving corporation in cash, without interest, an amount equal to $64 per share. The aggregate purchase price paid by the Company, including fees and expenses totaling $11,427,000, was $1,461,767,000. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 3.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma consolidated statement of income information for the three months and six months ended March 31, 2005, set forth below, presents the Company’s results of operations as if the acquisition of Pulitzer had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such periods. Other acquisitions described below are excluded as the amounts are not significant.

(Thousands, Except Per Common Share Data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Operating revenue	$274,838	$577,059
Net income	13,672	42,271

Earnings per common share:
Basic	$ 0.30	$ 0.94
Diluted	0.30	0.93

Other Acquisitions

In October 2005, the Company purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In January 2006, the Company purchased a weekly newspaper at a cost of $412,000. In March 2006, INN purchased a web-hosting business and national advertising network at a cost of $3,790,000.

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

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen as well as the related online sites and specialty publications. TNI collects all receipts and income and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or loss of TNI is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Operating revenue	$30,719	$62,555
Operating expenses, excluding depreciation and amortization	21,153	42,249
Operating income	$ 9,566	$20,306

Company’s 50% share of operating income	$ 4,783	$10,153
Less amortization of intangible assets	1,233	2,465
Equity in earnings of TNI	$ 3,550	$ 7,688

Star Publishing’s depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. In aggregate, these amounts totaled $446,000 and $947,000 for the three months and six months ended March 31, 2006, respectively.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2006	2005	2006	2005

Operating revenue	$28,628	$28,322	$59,895	$60,225
Operating expenses, excluding depreciation and amortization	22,718	21,620	45,537	43,501
Depreciation and amortization	1,267	1,333	2,540	2,643
Operating income	4,643	5,369	11,818	14,081
Net income	2,934	3,270	7,264	8,522

Company’s 50% share of net income	$ 1,467	$ 1,635	$ 3,632	$ 4,261

Debt of MNI totaled $14,688,000 and $13,273,000 at March 31, 2006 and September 30, 2005, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Six Months Ended March 31, 2006

Goodwill, beginning of period	$1,547,042
Goodwill related to acquisitions	730
Goodwill, end of period	$1,547,772

Identified intangible assets consist of the following:

(Thousands)	March 31 2006	September 30 2005

Nonamortized intangible assets:
Mastheads	$78,896	$78,896
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,095,407	1,091,308
Less accumulated amortization	156,247	128,390
	939,160	962,918
Noncompete and consulting agreements	28,679	28,664
Less accumulated amortization	28,263	28,136
	416	528
	$1,018,472	$1,042,342

Annual amortization of intangible assets for the five years ending March 2011 is estimated to be $56,566,000, $56,351,000, $55,550,000, $55,401,000 and $55,064,000, respectively.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans 0%, and maintained as Eurodollar loans, 0.625% to 1% (1% at March 31, 2006 and 0.875% beginning in April 2006) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at March 31, 2006 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning on September 29, 2006. In addition to the scheduled payments noted above, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Company repaid the B Term Loan during the three months ended March 31, 2006.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum leverage ratio (6:1 at March 31, 2006) and minimum interest coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At March 31, 2006, the Company is in compliance with such covenants.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $88,560,000 at March 31, 2006. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

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

Debt consists of the following:

(Thousands)	March 31 2006	September 30 2005	Interest Rate March 31, 2006

Credit Agreement:
A Term Loan	$950,000	$ -	5.67-5.81%
Revolving credit facility	350,000	-	5.67
Old Credit Agreement	-	1,382,000
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unamortized fair value adjustment	24,477	28,024
	1,630,477	1,716,024
Less current maturities	35,625	10,000
	$1,594,852	$1,706,024

Aggregate maturities of debt during the five years ending September 2010 are $11,875,000, $47,500,000, $71,250,000, $448,500,000 and $166,250,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At March 31, 2006, the Company recorded an asset of $7,806,000 related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At March 31, 2006, after consideration of the interest rate swaps described above, approximately 59% of the principal amount of the Company’s debt is subject to floating interest rates.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The cost components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
(Thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Service cost for benefits earned during the period	$ 1,173	$ 2,844
Interest cost on projected benefit obligation	2,365	4,578
Expected return on plan assets	(3,112)	(6,271)
Costs for special termination benefits	90	4,523
Curtailment gain	-	(102)
	$ 516	$ 5,572

	Postretirement Medical Plans
(Thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Service cost for benefits earned during the period	$ 844	$ 1,688
Interest cost on projected benefit obligation	1,647	3,294
Expected return on plan assets	(518)	(1,036)
Costs for special termination benefits	-	659
	$ 1,973	$ 4,605

Based on its forecast at March 31, 2006, the Company expects to contribute $1,300,000 to its postretirement medical plans in 2006.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Share Data)	2006	2005	2006	2005

Income applicable to common stock:
Net income	$14,435	$18,064	$37,199	$45,075

Weighted average common shares	45,742	45,369	45,664	45,330
Less non-vested restricted stock	352	283	339	273
Basic average common shares	45,390	45,086	45,325	45,057
Dilutive stock options and restricted stock	136	229	137	222
Diluted average common shares	45,526	45,315	45,462	45,279

Earnings per common share:
Basic	$ 0.32	$ 0.40	$ 0.82	$ 1.00
Diluted	0.32	0.40	0.82	1.00

At March 31, 2006 and 2005, the Company had 670,000 and 196,000 weighted average shares, respectively, subject to issuance under its stock compensation plans that have no intrinsic value and are not considered in the computation of earnings per common share.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2005	981	$37.76
Granted	177	39.55
Exercised	(112)	33.02
Cancelled	(71)	46.66
Outstanding, March 31, 2006	975	$37.99	7.2	$619

Exercisable, March 31,2006	639	$35.59	6.2	$619

Options to purchase 1,008,000 shares of Common Stock with a weighted average exercise price of $37.57 per share were outstanding at March 31, 2005.

Total unrecognized compensation expense for unvested stock options as of March 31, 2006 is $2,678,000. This expense will be recognized over a weighted average period of 1.7 years.

The exercise of stock options during the six months ended March 31, 2006 and 2005 resulted in cash proceeds of $3,694,000 and $1,470,000, respectively, and income tax benefits of $214,000 and $282,000, respectively.
The intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 is $549,000 and $722,000, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the six months ended

March 31, 2006 and 2005.

	Six Months Ended March 31
	2006	2005

Dividend yield	1.7%	1.5%
Volatility	21.7%	24.3%
Risk-free interest rate	4.4%	3.6%
Expected life (years)	4.7	4.7

Estimated fair value	$8.76	$11.01

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent remaining term. The expected life is based on historical experience. Expected price volatility is based on historical volatility of the Company’s stock that correlates with the expected term of the options.

Restricted Common Stock

The following table summarizes restricted stock activity during the six months ended March 31, 2006:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2005	279	$44.98
Granted	165	40.77
Vested	(84)	32.59
Forfeited	(7)	44.82
Outstanding, March 31, 2006	353	$43.79

The fair value of restricted shares vested during the six months ended March 31, 2006 totaled $3,391,000.

Total unrecognized compensation expense for unvested restricted stock as of March 31, 2006 is $8,765,000. This expense will be recognized over a weighted average period of 1.9 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At March 31, 2006, the Company had construction and equipment purchase commitments totaling approximately $16,704,000.

St. Louis Post-Dispatch Early Retirement Program

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totals $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized in the three months ended December 31, 2005 and $281,000 in the three months ending March 31, 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

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

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000.

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

The actual amount payable to Herald either on May 1, 2010, or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC’s and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, the Company currently estimates (assuming a 5% annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100,000,000. The Company further believes that it will be able to finance such payment either from available cash reserves or by accessing the capital markets. The redemption of Herald’s interest in PD LLC either on May 1, 2010 or upon termination of PD LLC in 2015 is expected to generate significant tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions.

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

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and six months ended March 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2005 Annual Report on Form 10-K, as amended.

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended March 31, 2006	Percent of Revenue	Three Months Ended March 31, 2005	Percent of Revenue

Operating cash flow	$62,292	22.6%	$41,769	24.8%
Depreciation and amortization	22,295	8.1	11,574	6.9
Equity in earnings of associated companies	5,017	1.8	1,287	0.8
Operating income	$45,014	16.3%	$31,482	18.7%

(Thousands)	Six Months Ended March 31, 2006	Percent of Revenue	Six Months Ended March 31, 2005	Percent of Revenue

Operating cash flow	$136,878	23.7%	$96,178	27.3%
Depreciation and amortization	44,580	7.7	23,080	6.5
Equity in earnings of associated companies	11,320	2.0	3,880	1.1
Operating income	$103,618	17.9%	$76,978	21.8%

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

Goodwill and Other Intangible Assets

In assessing the recoverability of its goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and other intangible assets for impairment on an annual basis or more frequently if impairment indicators are present.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share.

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

More than 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase readership and circulation unit sales through internal expansion into existing and contiguous markets and enhancement of online offerings augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that expand the Company’s operating revenue.

Increases in same property advertising revenue in the three months and six months ended March 31, 2006 were more than offset by declines in circulation revenue and increases in operating costs. Results for the current year were also significantly influenced by the acquisition of Pulitzer.

THREE MONTHS ENDED MARCH 31, 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended March 31		Percent Change
(Thousands, Except Per Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$107,940	$68,642	57.3%	0.3%
National	14,138	5,708	147.7	(8.8)
Classified:
Daily newspapers:
Employment	22,749	12,302	84.9	11.2
Automotive	14,577	9,233	57.9	(11.7)
Real estate	14,965	8,754	71.0	2.9
All other	9,225	5,445	69.4	2.3
Other publications	14,259	8,292	72.0	0.5
Total classified	75,775	44,026	72.1	1.6
Online	8,498	3,453	146.1	38.2
Niche publications	4,567	3,268	39.7	12.0
Total advertising revenue	210,918	125,097	68.6	1.7
Circulation	51,121	31,807	60.7	(1.9)
Commercial printing	5,643	5,127	10.1	(6.2)
Online services and other	8,087	6,664	21.4	2.1
Total operating revenue	275,769	168,695	63.5	0.8
Compensation	113,553	70,954	60.0	1.4
Newsprint and ink	29,830	16,066	85.7	8.5
Other operating expenses	69,012	39,813	73.3	4.1
Early retirement program	281	-	NM	NM
Transition costs	801	93	NM	NM
Total operating expenses, excluding depreciation and amortization	213,477	126,926	68.2	3.2
Operating cash flow	62,292	41,769	49.1	(5.1)
Depreciation and amortization	22,295	11,574	92.6	(4.8)
Equity in earnings of associated companies	5,017	1,287	289.8
Operating income	45,014	31,482	43.0
Non-operating expense, net	(22,084)	(2,623)	741.9
Income before income taxes	22,930	28,859	(20.5)
Income tax expense	8,231	10,795	(23.8)
Minority interest	264	-	NM
Net income	14,435	18,064	(20.1)%
Other comprehensive income, net	2,096	-	NM
Comprehensive income	$ 16,531	$ 18,064	(8.5)%

Earnings per common share:
Basic	$ 0.32	$ 0.40	(20.0)%
Diluted	0.32	0.40	(20.0)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended March 31, 2006 had the same number of Sundays as the prior year quarter.

In total, acquisitions and divestitures accounted for $106,422,000 of operating revenue and $82,970,000 of operating expenses, other than depreciation and amortization, in the three months ended March 31, 2006. Acquisitions and divestitures accounted for $712,000 of operating revenue and $722,000 of operating expenses other than depreciation and amortization, in the three months ended March 31, 2005. For the three months ended March 31, 2006, total same property operating revenue increased $1,365,000, or 0.8%.

Advertising Revenue

Same property advertising revenue increased $2,145,000, or 1.7%. Same property retail revenue increased $225,000, or 0.3%. Same property average retail rate, excluding preprint insertions, increased 4.0%. Same property preprint insertion revenue increased 1.2%.

Same property classified advertising revenue increased 1.6% for the three months ended March 31, 2006. Higher margin employment advertising at the daily newspapers increased 11.2% on a same property basis, the tenth consecutive quarterly increase and ninth double digit increase, and same property real estate classified revenue increased 2.9%. Same property automotive classified advertising decreased 11.7% amid a continuing industry-wide decline. Same property average classified rates increased 1.7%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consisted of the following:

	Three Months Ended March 31
(Thousands of Inches)	2006	2005	Percent Change
Retail	2,361	2,450	(3.6)%
National	123	143	(14.0)
Classified	2,740	2,737	0.1
	5,224	5,330	(2.0)%

Online advertising increased 38.2% on a same property basis, due primarily to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications increased 12.0% on a same property basis, due in part to new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue decreased $599,000, or 1.9%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including Pulitzer, TNI and MNI, increased 0.7% and Sunday circulation decreased 1.3% for the three months ended March 2006, compared to the prior year. The Company is reaching an increasingly larger share of the market through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $317,000, or 6.2%. Same property online services and other revenue increased $136,000, or 2.1%.

Operating Expenses and Results of Operations

Same property compensation expense increased $923,000, or 1.4%, in the current year period. Same property full-time equivalent employees decreased 0.2% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $1,353,000, or 8.5%, in the current year quarter due to newsprint price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 3.8% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,542,000, or 4.1%, in the current year quarter. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses, as did an accrual for settlement of litigation. Depreciation and amortization expense decreased $537,000, or 4.8%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Such costs increased 92.6% overall, due primarily to the acquisition of Pulitzer. Transition costs related to the acquisition of Pulitzer totaled $801,000 for the three months ended March 31, 2006. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Operating cash flow improved 49.1% to $62,292,000 in the current year quarter from $41,769,000 in the prior year. Operating cash flow margin decreased to 22.6% from 24.8% in the prior year quarter due primarily to the inclusion of Pulitzer results. Same property operating cash flow decreased 5.1%. Same property operating cash flow margin decreased to 27.1%, from 28.8% in the prior year quarter. Equity in earnings of associated companies increased to $5,017,000 in the current year quarter, compared to $1,287,000 in the prior year quarter, primarily from inclusion of

TNI results, offset by a decrease in MNI results. Operating income increased 43.0% to $45,014,000. Operating income margin decreased to 16.3% from 18.7% due primarily to the inclusion of Pulitzer results.

Nonoperating Income and Expense

Financial expense increased $20,947,000 due to debt incurred to fund the Pulitzer acquisition and rising interest rates on floating rate debt, partially offset by debt reduction funded by cash generated from operations.

Overall Results

The Company’s effective income tax rate decreased to 35.9% from 37.4% in the prior year quarter due primarily to the implementation of the new Federal manufacturing credit and changes in the mix of the Company’s income before income taxes, largely related to the acquisition of Pulitzer. The Company expects the effective tax rate for the three months ended March 31, 2006 will approximate the rate for the full year.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 20.0% to $0.32 per share from $0.40 per share in the prior year quarter.

SIX MONTHS ENDED MARCH 31, 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Six Months Ended March 31		Percent Change
(Thousands, Except Per Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$243,470	$152,104	60.1%	0.5
National	31,812	12,257	159.5	(3.0)
Classified:
Daily newspapers:
Employment	42,883	23,084	85.8	12.6
Automotive	28,815	19,096	50.9	(13.5)
Real estate	30,304	17,975	68.6	3.1
All other	18,454	11,148	65.5	2.1
Other publications	28,232	16,728	68.8	(1.5)
Total classified	148,688	88,031	68.9	1.0
Online	15,969	6,577	142.8	35.8
Niche publications	8,054	5,934	35.7	5.2
Total advertising revenue	447,993	264,903	69.1	1.5
Circulation	102,941	64,258	60.2	(2.3)
Commercial printing	11,652	10,507	10.9	(6.4)
Online services and other	15,822	13,111	20.7	1.7
Total operating revenue	578,408	352,779	64.0	0.6
Compensation	228,624	142,683	60.2	1.3
Newsprint and ink	61,392	32,893	86.6	8.5
Other operating expenses	141,707	80,922	75.1	4.1
Early retirement program	8,654	-	NM	NM
Transition costs	1,153	103	NM	NM
Total operating expenses, excluding depreciation and amortization	441,530	256,601	72.1	3.1
Operating cash flow	136,878	96,178	42.3	(5.1)
Depreciation and amortization	44,580	23,080	93.2	(5.2)
Equity in earnings of associated companies	11,320	3,880	191.8
Operating income	103,618	76,978	34.6
Non-operating expense, net	(44,765)	(5,184)	763.5
Income before income taxes	58,853	71,794	(18.0)
Income tax expense	21,131	26,719	(20.9)
Minority interest	523	-	NM
Net income	37,199	45,075	(17.5)%
Other comprehensive income, net	3,076	-	NM
Comprehensive income	$40,275	$45,075	(10.6)%

Earnings per common share:
Basic	$0.82	$1.00	(18.0)%
Diluted	0.82	1.00	(18.0)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The six months ended March 31, 2006 had the same number of Sundays as the prior year six month period. However, in 2005, Christmas Day fell on a Sunday, which negatively impacted advertising revenue.

In total, acquisitions and divestitures accounted for $224,759,000 of operating revenue and $176,723,000 of operating expenses, other than depreciation and amortization, in the six months ended March 31, 2006. Acquisitions and divestitures accounted for $1,179,000 of operating revenue and $1,165,000 of operating expenses, other than depreciation and amortization, in the six months ended March 31, 2005. For the six months ended March 31, 2006, total same property operating revenue increased $2,049,000, or 0.6%.

Advertising Revenue

Same property advertising revenue increased $3,991,000, or 1.5%. Same property retail revenue increased $813,000, or 0.5%. Same property average retail rate, excluding preprint insertions, increased 2.5%. Same property preprint insertion revenue increased 2.8%.

Same property classified advertising revenue increased 1.0% for the six months ended March 31, 2006. Higher margin employment advertising at the daily newspapers increased 12.6% on a same property basis, and same property real estate classified revenue increased 3.1%. Same property automotive classified advertising decreased 13.5% amid a continuing industry-wide decline. Same property average classified rates increased 3.2%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers, consisted of the following:

	Six Months Ended March 31
(Thousands of Inches)	2006	2005	Percent Change

Retail	5,252	5,427	(3.2)%
National	264	301	(12.3)
Classified	5,550	5,631	(1.4)
	11,066	11,359	(2.6)

Online advertising increased 35.8% on a same property basis, due primarily to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications increased 5.2% on a same property basis, due in part to new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue decreased $1,485,000, or 2.3%, in the current year six month period. The Company’s total average daily newspaper circulation units, including Pulitzer, TNI and MNI, primarily as measured by the Audit Bureau of Circulations, decreased 0.5% and Sunday circulation decreased 0.9% for the six months ended March 2006, compared to the prior year. Daily and Sunday circulation of the St. Louis Post-Dispatch declined 1.7% and 5.0%, respectively. A planned reduction in lower value distribution outside the St. Louis metropolitan area and an increase in the Sunday single copy price contributed to the decline.

Same property commercial printing revenue decreased $670,000, or 6.4%. Same property online services and other revenue increased $213,000, or 1.7%.

Operating Expenses and Results of Operations

Same property compensation expense increased $1,774,000, or 1.3%, in the current year period. Same property full-time equivalent employees decreased 0.3% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $2,763,000, or 8.5%, in the current year period due to newsprint price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 4.3% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $3,110,000 or 4.1%, in the current year period. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses, as did an accrual for settlement of litigation. Depreciation and amortization expense decreased $1,155,000, or 5.2%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Such costs increased 93.2% overall, due primarily to the acquisition of Pulitzer. Transition costs related to the acquisition of Pulitzer totaled $1,153,000 for the six months ended March 31, 2006. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that will result in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totals $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized during the three months ended December 31, 2005 and $281,000 in the three months ending March 31, 2006. Approximately $7,000,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Operating cash flow improved 42.3% to $136,878,000 in the current year six month period from $96,178,000 in the same period in 2005. Operating cash flow margin decreased to 23.7% from 27.3% in the prior year six month period due primarily to the inclusion of Pulitzer results, the St. Louis Post-Dispatch early retirement program and transition costs. Same property operating cash flow decreased 5.1%. Same property operating cash flow margin decreased to 29.2%, from 30.9% in the prior year period. Equity in earnings of associated companies increased to $11,320,000 in the current year period, compared to $3,880,000 in the prior year period, primarily from inclusion of TNI results, offset by a decrease in MNI results. Operating income increased 34.6% to $103,618,000. Operating income margin decreased to 17.9% from 21.8% due primarily to the inclusion of Pulitzer results, the St. Louis Post-Dispatch early retirement program and transition costs.

Nonoperating Income and Expense

Financial expense increased $42,145,000 due to debt incurred to fund the Pulitzer acquisition and rising interest rates on floating rate debt, partially offset by debt reduction funded by cash generated from operations.

Overall Results

The Company’s effective income tax rate decreased to 35.9% from 37.2% in the prior year six month period due primarily to the implementation of the new Federal manufacturing credit and changes in the mix of the Company’s income before income taxes, largely related to the acquisition of Pulitzer. The Company expects the effective tax rate for the six months ended March 31, 2006 will approximate the rate for the full year.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 18.0% to $0.82 per share from $1.00 per share in the prior year six month period. Early retirement program and transition costs noted above account for the majority of the decline in earnings per common share in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $118,773,000 for the six months ended March 31, 2006, and $69,655,000 for the same period in 2005. Decreased net income, which was significantly influenced by increased non-cash depreciation and amortization, was offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $20,432,000 for the six months ended March 31, 2006, and $12,832,000 in the same period in 2005. Capital expenditures and acquisitions account for substantially all of the usage of funds in both the current year and prior year periods.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, availability under its Credit Agreement or, if necessary, by accessing the capital markets.

In December 2005, the Company entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 including a $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces the $1,550,000,000 Old Credit Agreement consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

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

Cash required for financing activities totaled $97,966,000 during the six months ended March 31, 2006, and $63,665,000 in the prior year. Debt repayments and dividends accounted for the primary usage of funds in both the current year and prior year periods.

Cash and cash equivalents increased $375,000 for the six months ended March 31, 2006, and decreased $6,842,000 for the same period in 2005.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $9,500,000, based on $950,000,000 of floating rate debt outstanding at March 31, 2006, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

At March 31, 2006, after consideration of the interest rate swaps described above, approximately 59% of the principal amount of the Company’s debt is subject to floating interest rates.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at March 31, 2006.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at March 31, 2006 is approximately $8,648,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of March 31, 2006, and have concluded that such controls and procedures are effective.

In June 2005, the Company completed the Pulitzer Merger, and the Company’s assessment of internal control over financial reporting as of September 30, 2005 did not include Pulitzer. Nonetheless, the Company has generally maintained disclosure controls and procedures that were in effect prior to the Merger. Subsequent to the Merger, however, the Company’s internal control over financial reporting, including the financial closing and reporting process used in the preparation of the Company’s Consolidated Financial Statements, was extended to include Pulitzer. The Company is not required to complete, and has not completed, its testing of the design and operating effectiveness of internal control over financial reporting of Pulitzer. Management expects to complete its testing of Pulitzer by September 30, 2006, which will be included in the Company’s annual assessment of internal control over financial reporting as of September 30, 2006.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended March 31, 2006.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the three months ended March 31, 2006, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number of Shares Purchased or Forfeited	Average Price Per Share

January	72	$35.40

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 22, 2006. Richard R. Cole was elected as a director for a two-year term expiring at the 2008 annual meeting. William E. Mayer, Gregory P. Schermer and Mark Vittert were elected as directors for three-year terms expiring at the 2009 annual meeting.

Votes were cast, all by proxy, for nominees for director as follows:

	For	Withheld

Richard R. Cole	86,513,634	2,635,672
William E. Mayer	85,486,510	3,662,796
Gregory P. Schermer	86,232,194	2,917,112
Mark Vittert	85,195,243	3,954,063

The Amended Stock Purchase Plan (Amended SPP) was approved, which enables employees of certain non-corporate affiliates of the Company to purchase Common Stock under a payroll deduction arrangement. The Amended SPP replaces the original Stock Purchase Plan approved by the Board of Directors after the acquisition of Pulitzer. The number of shares authorized under the Amended SPP is 135,000. 77,683,451 votes were cast for the Amended SPP and 7,218,237 against, with 233,890 votes abstaining.

An amendment to the Lee Enterprises, Incorporated Long-Term Incentive Plan (the LTIP) was approved to authorize the issuance of an additional 1,000,000 shares of the Company’s Common Stock in support of future awards under the LTIP. 66,131,215 votes were cast for the amendment and 18,046,497 votes against, with 957,866 votes abstaining.

Item 6.	Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: May 10, 2006
Carl G. Schmidt Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)