Form 10-Q
period 2006-06-30
LEE ENTERPRISES, INC
filed 2006-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, 39,274,267 shares of Common Stock and 6,608,533 shares of Class B Common Stock of the Registrant were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Common Share Data)	2006	2005	2006	2005

Operating revenue:
Advertising	$234,441	$166,709	$682,434	$431,610
Circulation	51,849	38,040	154,790	102,298
Other	14,809	13,106	42,283	36,726
Total operating revenue	301,099	217,855	879,507	570,634
Operating expenses:
Compensation	112,585	85,173	341,209	227,856
Newsprint and ink	32,324	21,478	93,716	54,371
Depreciation	8,854	6,387	25,450	16,497
Amortization of intangible assets	19,437	9,067	47,421	22,037
Other operating expenses	71,939	48,845	213,646	129,767
Early retirement program	-	-	8,654	-
Transition costs	1,677	1,439	2,830	1,542
Total operating expenses	246,816	172,389	732,926	452,070
Equity in earnings of associated companies	4,847	3,276	16,167	7,156
Operating income	59,130	48,742	162,748	125,720
Non-operating income (expense):
Financial income	1,579	1,009	4,545	1,476
Financial expense	(23,567)	(9,044)	(71,298)	(14,630)
Loss on early extinguishment of debt	-	(11,181)	-	(11,181)
Other, net	-	7	-	(58)
Total non-operating expense, net	(21,988)	(19,209)	(66,753)	(24,393)
Income before income taxes	37,142	29,533	95,995	101,327
Income tax expense	14,056	10,691	35,187	37,410
Minority interest	369	145	892	145
Net income	22,717	18,697	59,916	63,772
Other comprehensive income (expense), net	1,179	(1,157)	4,255	(1,157)
Comprehensive income	$23,896	$17,540	$64,171	$62,615

Earnings per common share:
Basic	$0.50	$0.41	$1.32	$1.41
Diluted	0.50	0.41	1.32	1.41

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	June 30 2006	September 30 2005

ASSETS

Current assets:
Cash and cash equivalents	$12,681	$7,543
Accounts receivable, net	117,403	122,325
Income taxes receivable	-	19,439
Receivable from associated companies	-	1,563
Inventories	20,134	22,099
Other	12,760	11,901
Total current assets	162,978	184,870
Investments	222,986	227,280
Restricted cash and investments	92,310	81,060
Property and equipment, net	334,452	340,494
Goodwill	1,547,521	1,547,042
Other intangible assets	999,035	1,042,342
Other	28,985	22,112
Total assets	$3,388,267	$3,445,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$47,500	$10,000
Accounts payable	32,432	33,275
Compensation and other accrued liabilities	62,521	71,945
Income taxes payable	10,645	-
Dividends payable	6,528	6,407
Unearned revenue	40,720	38,036
Total current liabilities	200,346	159,663
Long-term debt, net of current maturities	1,556,168	1,706,024
Pension obligations	39,176	33,236
Postretirement and postemployment benefit obligations	97,336	95,237
Deferred items	499,144	508,720
Other	7,585	5,910
Total liabilities	2,399,755	2,508,790
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,548	76,818
June 30, 2006 39,274 shares;
September 30, 2005 38,409 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
June 30, 2006 6,609 shares;	13,218	14,168
September 30, 2005 7,084 shares
Additional paid-in capital	121,708	109,959
Retained earnings	769,279	733,961
Accumulated other comprehensive income	5,759	1,504
Total stockholders’ equity	988,512	936,410
Total liabilities and stockholders’ equity	$3,388,267	$3,445,200

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30
(Thousands)	2006	2005
Cash provided by (required for) operating activities:
Net income	$59,916	$63,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,871	38,534
Stock compensation expense	5,924	5,437
Amortization of debt fair value adjustment	(5,356)	(633)
Loss on early extinguishment of debt	-	11,181
Distributions less than current earnings of associated companies	(44)	(345)
Other, net	29,330	(6,540)
Net cash provided by operating activities	162,641	111,406
Cash provided by (required for) investing activities:
Purchases of property and equipment	(19,782)	(13,221)
Acquisitions, net	(4,235)	(1,299,304)
Purchases of marketable securities	(42,288)	-
Sales of marketable securities	50,056	54,842
Increase in restricted cash	(18,664)	(3,750)
Other, net	5,290	833
Net cash required for investing activities	(29,623)	(1,260,600)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	21,000	1,502,000
Payments on long-term debt	(128,000)	(263,600)
Common stock transactions, net	6,408	4,241
Cash dividends paid	(24,474)	(24,189)
Financing costs	(2,814)	(28,839)
Termination of interest rate swaps	-	2,100
Net cash provided by (required for) financing activities	(127,880)	1,191,713
Net increase in cash and cash equivalents	5,138	42,519
Cash and cash equivalents:
Beginning of period	7,543	8,010
End of period	$12,681	$50,529

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2006 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K, as amended.

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). This acquisition has a significant impact on the Consolidated Financial Statements. Because of this and other acquisitions, and seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the surviving corporation in cash, without interest, an amount equal to $64 per share. The aggregate purchase price paid by the Company, including fees and expenses totaling $11,436,000, was $1,461,777,000. Pulitzer publishes fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 3.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma consolidated statement of income information for the three months and nine months ended June 30, 2005, set forth below, presents the Company’s results of operations as if the acquisition of Pulitzer had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such periods. Other acquisitions described below are excluded as the amounts are not significant.

(Thousands, Except Per Common Share Data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Operating revenue	$297,341	$874,400
Net income	18,098	60,369

Earnings per common share:
Basic	$ 0.40	$ 1.34
Diluted	0.40	1.33

Other Acquisitions

In October 2005, the Company purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In January 2006, the Company purchased a weekly newspaper at a cost of $412,000. In March 2006, INN purchased a web-hosting business and national advertising network at a cost of $3,800,000.

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

Summarized financial information of TNI is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2006	2005	2006	2005

Operating revenue	$30,051	$8,689	$92,606	$8,689

Operating expenses, excluding depreciation and amortization	20,935	6,093	63,184	6,093
Operating income	$ 9,116	$2,596	$29,422	$2,596

Company’s 50% share of operating income	$ 4,558	$1,298	$14,711	$1,298
Less amortization of intangible assets	1,937	300	4,402	300
Equity in earnings of TNI	$ 2,621	$ 998	$10,309	$ 998

Star Publishing’s depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated

Statements of Income and Comprehensive Income. In aggregate, these amounts totaled $511,000 and $197,000 for the three months ended June 30, 2006 and 2005 respectively, and $1,457,000 and $197,000 for the nine months ended June 30, 2006 and 2005, respectively.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2006	2005	2006	2005

Operating revenue	$31,043	$30,968	$90,938	$91,193
Operating expenses, excluding depreciation and amortization	22,652	22,196	68,189	65,697
Depreciation and amortization	1,218	1,212	3,758	3,855
Operating income	7,173	7,560	18,991	21,641
Net income	4,452	4,556	11,716	13,078

Company’s 50% share of net income	$ 2,226	$ 2,278	$ 5,858	$ 6,539

Debt of MNI totaled $11,778,000 and $13,273,000 at June 30, 2006 and September 30, 2005, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Thousands)	Nine Months Ended June 30, 2006

Goodwill, beginning of period	$1,547,042
Goodwill related to acquisitions	479
Goodwill, end of period	$1,547,521

Identified intangible assets consist of the following:

(Thousands)	June 30 2006	September 30 2005

Nonamortized intangible assets:
Mastheads	$ 73,957	$ 78,896
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,095,407	1,091,308
Less accumulated amortization	170,681	128,390
	924,726	962,918
Noncompete and consulting agreements	28,679	28,664
Less accumulated amortization	28,327	28,136
	352	528
	$ 999,035	$1,042,342

The Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, has concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition has decreased. As a result, the weighted-average useful life of customer lists will be decreased prospectively from approximately 21 years to 17 years.

The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $462,000 in the three months ended June 30, 2006, of which $117,000 is recorded in equity in earnings of associated companies. The Company expects amortization expense to increase by approximately $1,386,000 in the three months ending September 2006 and $5,544,000 in its fiscal year ending September 2007. This change in non-cash amortization expense has no impact on the Company’s cash flows or debt covenants.

In the three months ended June 30, 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of associated companies. The Company uses a royalty approach to value such assets. Lower than expected revenue growth resulted in the change in value.

Annual amortization of intangible assets for the five years ending June 2011 is estimated to be $60,679,000, $60,331,000, $59,567,000, $59,517,000 and $58,947,000, respectively.

5	DEBT

Credit Agreement

In December 2005, the Company entered into an amended and restated credit agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (the Old Credit Agreement) consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans, 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.875% at June 30, 2006) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at June 30, 2006 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning in September 2006. In addition to the scheduled payments noted above, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Company repaid the B Term Loan in 2006.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum leverage ratio (6:1 at June 30, 2006) and minimum interest coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the

Company to be restrictive to normal operations or historical amounts of stockholder dividends. At June 30, 2006, the Company is in compliance with such covenants.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $92,310,000 at June 30, 2006. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Lenders.

Debt consists of the following:

(Thousands)	June 30 2006	September 30 2005	Interest Rate(s) June 30, 2006

Credit Agreement:
A Term Loan	$ 950,000	$ -	6.10-6.31%
Revolving credit facility	325,000	-	6.24-6.31
Old Credit Agreement	-	1,382,000
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	22,668	28,024
	1,603,668	1,716,024
Less current maturities	47,500	10,000
	$1,556,168	$1,706,024

Aggregate maturities of debt during the five years ending June 2011 are $47,500,000, $47,500,000, $448,500,000, $142,500,000 and $237,500,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At June 30, 2006, the Company recorded an asset of $9,695,000 related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At June 30, 2006, after consideration of the interest rate swaps described above, approximately 59% of the principal amount of the Company’s debt is subject to floating interest rates.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The cost components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
(Thousands)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Service cost for benefits earned during the period	$1,287	$4,131
Interest cost on projected benefit obligation	2,289	6,867
Expected return on plan assets	(3,112)	(9,384)
Costs for special termination benefits	-	4,523
Curtailment gain	-	(102)
	$ 464	$6,035

	Postretirement Medical Plans
(Thousands)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Service cost for benefits earned during the period	$ 844	$2,533
Interest cost on projected benefit obligation	1,647	4,941
Expected return on plan assets	(518)	(1,554)
Costs for special termination benefits	-	659
	$1,973	$6,579

The Company recognized pension and postretirement medical plan expense totaling $879,000 for the period from June 3, 2005 through June 30, 2005 related to the plans described above. Due to timing of the acquisition of Pulitzer, actuarial valuations of the plans had not yet been completed.

Based on its forecast at June 30, 2006, the Company expects to contribute $610,000 to its pension plans and $2,600,000 to its postretirement medical plans in 2006.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Share Data)	2006	2005	2006	2005

Income applicable to common stock:
Net income	$22,717	$18,697	$59,916	$63,772

Weighted average common shares	45,836	45,436	45,721	45,365
Less non-vested restricted stock	348	280	341	275
Basic average common shares	45,488	45,156	45,380	45,090
Dilutive stock options and restricted stock	114	218	129	221
Diluted average common shares	45,602	45,374	45,509	45,311

Earnings per common share:
Basic	$ 0.50	$ 0.41	$ 1.32	$ 1.41
Diluted	0.50	0.41	1.32	1.41

In the three months ended June 30, 2006 and 2005, the Company had 917,700 and 377,500 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of earnings per common share. In the nine months ended June 30, 2006 and 2005, the weighted average shares not considered in the computation of earnings per common share were 628,000 and 171,000, respectively.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2005	981	$37.76
Granted	177	39.56
Exercised	(112)	33.02
Cancelled	(87)	45.34
Outstanding, June 30, 2006	959	$37.96	6.9	$45

Exercisable, June 30, 2006	635	$35.58	6.0	$45

Options to purchase 1,002,000 shares of Common Stock with a weighted average exercise price of $37.61 per share were outstanding at June 30, 2005.

Total unrecognized compensation expense for unvested stock options as of June 30, 2006 is $2,272,000, which will be recognized over a weighted average period of 1.4 years.

The exercise of stock options during the nine months ended June 30, 2006 and 2005 resulted in cash proceeds of $3,694,000 and $1,664,000, respectively, and income tax benefits of $214,000 and $320,000, respectively.

The intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 is $549,000 and $822,000, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the nine months ended June 30, 2006 and 2005.

	Nine Months Ended June 30
	2006	2005

Dividend yield	1.7%	1.5%
Volatility	21.7%	24.3%
Risk-free interest rate	4.4%	3.6%
Expected life (years)	4.7	4.7

Estimated fair value	$8.74	$11.01

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent remaining term. The expected life is based on historical experience. Expected price volatility is based on historical volatility of the Company’s stock that correlates with the expected term of the options.

Restricted Common Stock

The following table summarizes restricted stock activity during the nine months ended June 30, 2006:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2005	279	$44.98
Granted	165	40.73
Vested	(84)	41.74
Forfeited	(14)	42.44
Outstanding, June 30, 2006	346	$43.85

The fair value of restricted shares vested during the nine months ended June 30, 2006 totaled $3,391,000.

Total unrecognized compensation expense for unvested restricted stock as of June 30, 2006 is $7,265,000, which will be recognized over a weighted average period of 1.7 years.

Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) provides for the sale of Common Stock to Company employees at a purchase price that is the lower of 85% of the market value at the date of grant or the exercise date, which is one year from the date of grant. During the nine months ended June 30, 2006, participants under the ESPP purchased 131,000 shares. The purchase price of these shares was $26.11 and the market value on the purchase date was $30.80.

The Company also has a Supplemental Employee Stock Purchase Plan (SPP) for which the purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period. For the nine months ended June 30, 2006, participants under the SPP purchased 17,000 shares. The weighted average purchase price of these shares was $27.12 and the weighted average market value on the purchase date was $31.91.

During the nine months ended June 30, 2006, $785,000 in compensation expense related to the ESPP and SPP was recognized.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At June 30, 2006, the Company had construction and equipment purchase commitments totaling approximately $10,726,000.

St. Louis Post-Dispatch Early Retirement Program

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, and $8,654,000 in 2006. Approximately $7,000,000 of the cost represented cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

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

In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the Internal Revenue Service (IRS) as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company is participating in the formulation of Herald’s response to this IRS request for information and documents.

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

Income Taxes

The Company files income tax returns with the IRS and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The primary issues in audits currently in process or being contested relate to the appropriate determination of gains, and allocation to the various taxing authorities thereof, on businesses sold in 2001. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position.

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. The Company has requested information regarding the IRS audit of the former owner of the acquired assets in order to determine the basis upon which it is to be assessed as the transferee of such assets. Based on its knowledge of the transaction, the Company does not believe that the notice of deficiency has merit. The Company is presently evaluating procedural options for contesting the assessment and intends to vigorously contest such assessment.

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and nine months ended June 30, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the 2005 Annual Report on Form 10-K, as amended.

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended June 30, 2006	Percent of Revenue	Three Months Ended June 30, 2005	Percent of Revenue

Operating cash flow	$82,574	27.4%	$60,920	28.0%
Depreciation and amortization	28,291	9.4	15,454	7.1
Equity in earnings of associated companies	4,847	1.6	3,276	1.5
Operating income	$59,130	19.6%	$48,742	22.4%

(Thousands)	Nine Months Ended June 30, 2006	Percent of Revenue	Nine Months Ended June 30, 2005	Percent of Revenue

Operating cash flow	$219,452	25.0%	$157,098	27.5%
Depreciation and amortization	72,871	8.3	38,534	6.8
Equity in earnings of associated companies	16,167	1.8	7,156	1.3
Operating income	$162,748	18.5%	$125,720	22.0%

Adjusted Net Income and Earnings Per Common Share

The Company believes the use of the non-GAAP financial measures of adjusted net income and earnings per common share provide meaningful supplemental information to investors and financial analysts with which to evaluate its financial performance by excluding expenses related to Pulitzer that may not be indicative of its core business operating results and are of a substantially non-recurring nature. The Company also believes that both management and investors benefit from referring to these non-GAAP financial measures in assessing the Company’s performance and in forecasting and analyzing future periods that are not likely to include the adjusted items. References to these non-GAAP measures should not, however, be considered a substitute for net income and earnings per common share presented in accordance with GAAP.

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its results of operations and financial condition are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additional information follows with regard to certain of the most critical of the Company’s accounting policies.

Goodwill and Other Intangible Assets

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis or more frequently if impairment indicators are present.

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

The Company files income tax returns with the IRS and various state tax jurisdictions. From time to time the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2005 the Company adopted FASB Statement 123-Revised, Accounting for Stock-Based Compensation (Statement 123R) and related FASB staff positions. Statement 123R amends Statement 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid.

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its financial position and results of operations.

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

More than 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase readership and circulation unit sales through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that expand the Company’s operating revenue.

Increases in same property advertising revenue in the three months and nine months ended June 30, 2006 were more than offset by increases in operating costs. Results for the current year were also significantly influenced by the acquisition of Pulitzer.

THREE MONTHS ENDED JUNE 30, 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$122,019	$89,778	35.9%	0.9%
National	13,875	7,432	86.7	(8.0)
Classified:
Daily newspapers:
Employment	24,041	16,858	42.6	5.7
Automotive	15,975	12,611	26.7	(9.7)
Real estate	16,513	12,199	35.4	(1.6)
All other	10,843	7,925	36.8	3.2
Other publications	16,103	11,497	40.1	(0.5)
Total classified	83,475	61,090	36.6	(0.4)
Online	10,464	5,091	105.5	44.3
Niche publications	4,608	3,318	38.9	19.6
Total advertising revenue	234,441	166,709	40.6	1.8
Circulation	51,849	38,040	36.3	0.4
Commercial printing	6,213	5,464	13.7	2.6
Online services and other	8,596	7,642	12.5	(4.5)
Total operating revenue	301,099	217,855	38.2	1.3
Compensation	112,585	85,173	32.2	1.8
Newsprint and ink	32,324	21,478	50.5	9.1
Other operating expenses	71,939	48,845	47.3	2.9
Transition costs	1,677	1,439	16.5	NM
Total operating expenses, excluding depreciation and amortization	218,525	156,935	39.2	3.2
Operating cash flow	82,574	60,920	35.5	(2.4)
Depreciation and amortization	28,291	15,454	83.1	(4.5)
Equity in earnings of associated companies	4,847	3,276	48.0
Operating income	59,130	48,742	21.3
Non-operating expense, net	(21,988)	(19,209)	14.5
Income before income taxes	37,142	29,533	25.8
Income tax expense	14,056	10,691	31.5
Minority interest	369	145	154.5
Net income	22,717	18,697	21.5
Other comprehensive income, net	1,179	(1,157)	NM
Comprehensive income	$ 23,896	$17,540	36.2%

Earnings per common share:
Basic	$ 0.50	$ 0.41	22.0%
Diluted	0.50	0.41	22.0

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The three months ended June 30, 2006 had the same number of Sundays as the prior year quarter.

In total, acquisitions and divestitures accounted for $116,903,000 of operating revenue and $87,426,000 of operating expenses, other than depreciation and amortization, in the three months ended June 30, 2006. Acquisitions and divestitures accounted for $36,082,000 of operating revenue and $27,268,000 of operating expenses other than depreciation and amortization, in the three months ended June 30, 2005. For the three months ended June 30, 2006, total same property operating revenue increased $2,423,000, or 1.3%.

Advertising Revenue

Same property advertising revenue increased $2,467,000, or 1.8% for the three months ended June 30, 2006. Same property retail revenue increased $656,000, or 0.9%. Same property average retail rate, excluding preprint insertions, increased 1.1%. Same property preprint insertion revenue increased 1.5%.

Same property classified advertising revenue decreased 0.4% for the three months ended June 30, 2006. Higher margin employment advertising at the daily newspapers increased 5.7% on a same property basis, and same property real estate classified revenue decreased 1.6%. Same property automotive classified advertising decreased 9.6% amid a continuing industry-wide decline. Same property average classified rates increased 0.5%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Three Months Ended June 30
(Thousands of Inches)	2006	2005	Percent Change

Retail	2,742	2,687	2.0%
National	124	150	(17.3)
Classified	3,127	3,143	(0.5)
	5,993	5,980	0.2%

Online advertising increased 44.3% on a same property basis, due primarily to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications increased 19.6% on a same property basis, due in part to new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue increased $128,000, or 0.4%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including Pulitzer, TNI and MNI, decreased 0.9% and Sunday circulation decreased 1.2% for the three months ended June 2006, compared to the prior year. In spite of modest declines in circulation, the Company is reaching an increasingly larger share of the market through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue increased $137,000, or 2.6%. Same property online services and other revenue decreased $309,000, or 4.5%.

Operating Expenses and Results of Operations

Same property compensation expense increased $1,195,000, or 1.8%, in the current year quarter. Same property full-time equivalent employees decreased 0.8% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $1,568,000, or 9.1%, in the current year quarter due to newsprint and ink price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 1.8% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,097,000, or 2.9%, in the current year quarter. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses.

Depreciation and amortization expense decreased $489,000, or 4.5%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Such costs increased 83.1% overall, due primarily to the acquisition of Pulitzer. The Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, has concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition has decreased. As a result, the weighted-average useful life of customer lists will be decreased prospectively from approximately 21 years to 17 years.

The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $462,000 in the three months ended June 30, 2006, of which $117,000 is recorded in equity in earnings of associated companies. The Company expects amortization expense to increase by approximately $1,386,000 in the three months ending September 2006 and $5,544,000 in its fiscal year ending September 2007. This change in non-cash amortization expense has no impact on the Company’s cash flows or debt covenants.

In the three months ended June 30, 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of associated companies.

Transition costs related to the acquisition of Pulitzer totaled $1,677,000 for the three months ended June 30, 2006 and $1,439,000 in the prior year quarter. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Operating cash flow improved 35.5% to $82,574,000 in the current year quarter from $60,920,000 in the prior year. Operating cash flow margin decreased to 27.4% from 28.0% in the prior year quarter due to the inclusion of Pulitzer results, one time costs, and a 2.4% decrease in same property operating cash flow. Same property operating cash flow margin decreased to 31.9%, from 33.1% in the prior year quarter. Equity in earnings of associated companies increased to $4,847,000 in the current year quarter, compared to $3,276,000 in the prior year quarter, primarily from inclusion of TNI results, offset by a decrease in MNI results. Operating income increased 21.3% to $59,130,000. Operating income margin decreased to 19.6% from 22.4% due to the factors noted above, including the reduction in value of intangible assets.

Nonoperating Income and Expense

Financial expense increased $14,523,000 due to debt incurred to fund the Pulitzer acquisition and rising interest rates on floating rate debt, partially offset by $25,000,000 of debt reduction funded by cash generated from operations. Refinancing of existing debt of the Company as a result of the acquisition of Pulitzer resulted in a pretax loss of $11,181,000 in the prior year quarter.

Overall Results

The Company’s effective income tax rate increased to 37.8% from 36.2% in the prior year quarter due primarily to $1,913,000 of non-deductible pretax compensation related to the acquisition of Pulitzer.

As a result of all of the above, earnings per diluted common share increased 22.0% to $0.50 per share from $0.41 per share in the prior year quarter. Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.61 for the three months ended June 30, 2006, compared to $0.58 in the prior year quarter.

	Three Months Ended June 30
	2006		2005
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income, as reported	$22,717	$0.50	$18,697	$0.41
Adjustments to net income:
Reduction of value of identified intangible assets	5,526		-
Transition costs	1,677		1,439
Loss on extinguishment of debt	-		11,181
	7,203		12,620
Income tax benefit of adjustments, net	(1,984)		(4,922)
	5,219	0.11	7,698	0.17
Net income, as adjusted	$27,936	$0.61	$26,395	$0.58

NINE MONTHS ENDED JUNE 30, 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Nine Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$365,489	$241,882	51.1%	0.6%
National	45,687	19,689	132.0	(4.4)
Classified:
Daily newspapers:
Employment	66,984	39,942	67.7	10.0
Automotive	44,790	31,707	41.3	(12.2)
Real estate	46,817	30,174	55.2	1.4
All other	29,237	19,073	53.3	2.5
Other publications	44,335	28,225	57.1	(1.1)
Total classified	232,163	149,121	55.7	0.5
Online	26,433	11,667	126.6	39.1
Niche publications	12,662	9,251	36.9	10.1
Total advertising revenue	682,434	431,610	58.1	1.6
Circulation	154,790	102,298	51.3	(1.4)
Commercial printing	17,865	15,971	11.9	(3.4)
Online services and other	24,418	20,755	17.6	(0.5)
Total operating revenue	879,507	570,634	54.1	0.8
Compensation	341,209	227,856	49.7	1.5
Newsprint and ink	93,716	54,371	72.4	8.7
Other operating expenses	213,646	129,767	64.6	3.7
Early retirement program	8,654	-	NM	NM
Transition costs	2,830	1,542	83.5	NM
Total operating expenses, excluding depreciation and amortization	660,055	413,536	59.6	3.2
Operating cash flow	219,452	157,098	39.7	(4.2)
Depreciation and amortization	72,871	38,534	89.1	(5.0)
Equity in earnings of associated companies	16,167	7,156	125.9
Operating income	162,748	125,720	29.5
Non-operating expense, net	(66,753)	(24,393)	173.7
Income before income taxes	95,995	101,327	(5.3)
Income tax expense	35,187	37,410	(5.9)
Minority interest	892	145	NM
Net income	59,916	63,772	(6.0)
Other comprehensive income, net	4,255	(1,157)	NM
Comprehensive income	$64,171	$ 62,615	2.5%

Earnings per common share:
Basic	$1.32	$ 1.41	(6.4)%
Diluted	1.32	1.41	(6.4)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. The nine months ended June 30, 2006 had the same number of Sundays as the prior year nine month period.

In total, acquisitions and divestitures accounted for $341,663,000 of operating revenue and $264,147,000 of operating expenses, other than depreciation and amortization, in the nine months ended June 30, 2006. Acquisitions and divestitures accounted for $37,260,000 of operating revenue and $28,434,000 of operating expenses, other than depreciation and amortization, in the nine months ended June 30, 2005. For the nine months ended June 30, 2006, total same property operating revenue increased $4,472,000, or 0.8%.

Advertising Revenue

Same property advertising revenue increased $6,458,000, or 1.6% for the nine months ended June 30, 2006. Same property retail revenue increased $1,469,000, or 0.6%. Same property average retail rate, excluding preprint insertions, increased 2.0%. Same property preprint insertion revenue increased 2.5%.

Same property classified advertising revenue increased 0.5% for the nine months ended June 30, 2006. Higher margin employment advertising at the daily newspapers increased 10.0% on a same property basis, and same property real estate classified revenue increased 1.4%. Same property automotive classified advertising decreased 12.2% amid a continuing industry-wide decline. Same property average classified rates increased 2.2%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Nine Months Ended June 30
(Thousands of Inches)	2006	2005	Percent Change

Retail	7,994	8,114	(1.5)%
National	388	451	(14.0)
Classified	8,677	8,774	(1.1)
	17,059	17,339	(1.6)

Online advertising increased 39.1% on a same property basis, due primarily to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications increased 10.1% on a same property basis, due in part to new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue decreased $1,357,000, or 1.4%, in the current year nine month period. The Company’s unaudited total average daily newspaper circulation units, including Pulitzer, TNI and MNI, decreased 0.8% and Sunday circulation decreased 1.4% for the nine months ended June 2006, compared to the prior year. Daily and Sunday circulation of the St. Louis Post-Dispatch declined 1.7% and 4.5%, respectively. A planned reduction in lower value distribution outside the St. Louis metropolitan area and an increase in the Sunday single copy price contributed to the decline.

Same property commercial printing revenue decreased $533,000, or 3.4%. Same property online services and other revenue decreased $96,000, or 0.5%.

Operating Expenses and Results of Operations

Same property compensation expense increased $2,968,000, or 1.5%, in the current year nine month period. Same property full-time equivalent employees decreased 0.5% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $4,332,000, or 8.7%, in the current year period due to newsprint and ink price increases, offset by a decrease in usage. Newsprint prices have been increasing since the summer of 2002. Same property newsprint volume decreased 1.8% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $4,208,000 or 3.7%, in the current year period. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses, as did an accrual for settlement of litigation.

Depreciation and amortization expense decreased $1,644,000, or 5.0%, on a same property basis, due primarily to the completion of amortization related to certain previous acquisitions. Such costs increased 89.1% overall, due primarily to the acquisition of Pulitzer. The Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, has concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition has decreased.

As a result, the weighted-average useful life of customer lists will be decreased prospectively from approximately 21 years to 17 years. The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $462,000 in the nine months ended June 30, 2006, of which $117,000 is recorded in equity in earnings of associated companies.

In the nine months ended June 30, 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of associated companies.

Transition costs related to the acquisition of Pulitzer totaled $2,830,000 for the nine months ended June 30, 2006 and $1,542,000 in the prior year period. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

In November 2005, the Company announced that the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. Approximately 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, and $8,654,000 in 2006. Approximately $7,000,000 of the cost represented cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Operating cash flow improved 39.7% to $219,452,000 in the current year nine month period from $157,098,000 in the same period in 2005. Operating cash flow margin decreased to 25.0% from 27.5% in the prior year nine month period due primarily to the inclusion of Pulitzer results, the St. Louis Post-Dispatch early retirement program, transition costs and a 4.2% decrease in same property operating cash flow. Same property operating cash flow margin decreased to 30.1%, from 31.7% in the prior year period. Equity in earnings of associated companies increased to $16,167,000 in the current year period, compared to $7,156,000 in the prior year period, primarily from inclusion of TNI results, offset by a decrease in MNI results. Operating income increased 29.5% to $162,748,000. Operating income margin decreased to 18.5% from 22.0% due primarily to the factors noted above, including the reduction in the value of intangible assets.

Nonoperating Income and Expense

Financial expense increased $56,668,000 due to debt incurred to fund the Pulitzer acquisition and rising interest rates on floating rate debt, partially offset by $107,000,000 of debt reduction funded by cash generated from operations. Refinancing of existing debt of the Company as a result of the acquisition of Pulitzer resulted in a pretax loss of $11,181,000 in the prior nine month period.

Overall Results

The Company’s effective income tax rate decreased to 36.7% from 36.9% in the prior year nine month period due primarily to the implementation of the new Federal manufacturing credit and changes in the mix of the Company’s income before income taxes, largely related to the acquisition of Pulitzer.

As a result of all of the above, earnings per diluted common share from continuing operations decreased 6.4% to $1.32 per share from $1.41 per share in the prior year nine month period. Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $1.57 for the nine months ended June 30, 2006, compared to $1.58 in the prior year period.

	Nine Months Ended June 30
	2006		2005
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income, as reported	$59,916	$1.32	$63,772	$1.41
Adjustments to net income:
Early retirement program	8,654		-
Reduction of value of identified intangible assets	5,526		-
Transition costs	2,830		1,542
Loss on extinguishment of debt	-		11,181
	17,010		12,723
Income tax benefit of adjustments, net	(5,662)		(4,939)
	11,348	0.25	7,784	0.17
Net income, as adjusted	$71,264	$1.57	$71,556	$1.58

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $162,641,000 for the nine months ended June 30, 2006, and $111,406,000 for the same period in 2005. Decreased net income, which was significantly influenced by increased non-cash depreciation and amortization in the current year as well, as the loss on the early retirement of debt in the prior year, was more than offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $29,623,000 for the nine months ended June 30, 2006, and $1,260,600,000 in the same period in 2005. Capital expenditures and acquisitions account for substantially all of the usage of funds in both the current year and prior year periods.

The Company anticipates that funds necessary for future capital expenditures, and other requirements, will be available from internally generated funds, its Credit Agreement or, if necessary, by accessing the capital markets.

In December 2005, the Company entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000, including a $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces the $1,550,000,000 Old Credit Agreement consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

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

Cash required for financing activities totaled $127,880,000 during the nine months ended June 30, 2006, and provided $1,191,713,000 in the prior year. Debt repayments and dividends accounted for the primary usage of funds in the current year. Borrowing related to the acquisition of Pulitzer was the primary source of funds in the prior year.

Cash and cash equivalents increased $5,138,000 for the nine months ended June 30, 2006, and increased $42,519,000 for the same period in 2005.

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

In June 2006, several major newsprint manufacturers announced price increases of $40 per metric ton on newsprint, effective for deliveries in August 2006. The final extent of changes in prices, if any, is subject to negotiation between such manufacturers and the Company.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $9,250,000, based on $925,000,000 of floating rate debt outstanding at June 30, 2006, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In April 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

At June 30, 2006, after consideration of the interest rate swaps described above, approximately 59% of the principal amount of the Company’s debt is subject to floating interest rates.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at June 30, 2006.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at June 30, 2006 is approximately $8,159,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of June 30, 2006, and have concluded that such controls and procedures are effective.

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

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended June 30, 2006.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the three months ended June 30, 2006, the Company did not purchase shares of Common Stock.

Item 6.	Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	DATE: August 9, 2006
Carl G. Schmidt Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)