Form 10-K
period 2006-09-30
LEE ENTERPRISES, INC
filed 2006-12-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  [X]        Accelerated filer  [    ]        Non-accelerated filer  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on March 31, 2006: approximately $1,450,973,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2006. Common Stock, $2.00 par value, 39,674,685 shares and Class B Common Stock, $2.00 par value, 6,372,440 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2007 are incorporated by reference in Part III of this Form 10-K.

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

PART I

References to 2006, 2005, 2004 and the like mean the fiscal years ended September 30.

ITEM 1.  BUSINESS

The Company directly, and through its ownership of associated companies, publishes 56 daily newspapers in 23 states and more than 300 weekly, classified and specialty publications, along with associated and integrated online sites. The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations. In 2006, the Company sold the assets of its publishing and commercial printing operations in Seattle and Spokane, Washington and Portland, Oregon.

The Company is consistently focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Emphasize strong local news;
•	Accelerate our online innovation;
•	Increase circulation, readership and online audiences;
•	Nurture employee development and achievement; and
•	Exercise careful cost control.

Certain aspects of these priorities are discussed below.

HOWARD AND SIOUX CITY ACQUISITIONS

In 2002, the Company acquired 15 daily newspapers and a 50% interest in the Sioux City, Iowa daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with circulation of 30,000 or more. In 2002, the Company also acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75% and increased its revenue by nearly 50%. In February 2004, two daily newspapers acquired in the Howard acquisition were exchanged for daily newspapers in Burley, Idaho and Elko, Nevada.

PULITZER ACQUISITION

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI Partners, as described more fully below. The acquisition of Pulitzer increased the Company’s circulation by more than 50%, to more than 1.6 million daily and more than 1.9 million Sunday, and revenue by more than 60%.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (PD LLC), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area. St. Louis newspaper operations also include the Suburban Journals, a group of 35 weekly papers and various niche publications that focus on providing local news and editorial content to the communities they serve. In 2006, the Suburban Journals had average unduplicated circulation of approximately 0.7 million, resulting in the delivery of approximately 1.1 million copies per week.

Pulitzer holds a 95% interest in the results of operations of PD LLC, and The Herald Company, Inc. (Herald) holds a 5% interest.

Pulitzer’s wholly-owned subsidiary, Pulitzer Newspapers, Inc. (PNI), and its subsidiaries published 12 daily newspapers, as well as more than 75 weekly newspapers, shoppers and niche publications, that serve markets in the Midwest, Southwest and West. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers.

In 2005 and 2006, the Company devoted substantial attention to the successful integration of Pulitzer into its business. The Company made significant and immediate changes to systems and other areas of operations. The Company also devoted resources and training to bring its successful selling strategies and tactics to Pulitzer. The Company believes the integration was successful, with minimal disruption to the business.

TNI Partners

As a result of the acquisition of Pulitzer, the Company owns a 50% interest in TNI Partners (TNI), the Tucson, Arizona newspaper partnership. TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and the owner of the remaining 50%, Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and the Tucson Citizen and their related online operations. TNI collects all receipts and income and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Under the amended and restated joint operating agreement between Star Publishing and Citizen (the Agency Agreement), The Arizona Daily Star remains the separate property of Star Publishing. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen. Results of TNI are accounted for using the equity method.

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

An Agency Agreement has governed the joint operations of the Arizona Daily Star and Tucson Citizen since 1940. The Board of Directors of TNI presently consists of three directors chosen by Star Publishing and three chosen by Citizen. Budgetary, key personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Arizona Daily Star and the Tucson Citizen benefit from increases, and can be adversely affected by decreases, in each other’s circulation. The Agency Agreement expires in 2015, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

Due to the agency relationship existing in Tucson, the Arizona Daily Star and Tucson Citizen cannot be viewed as competitors for advertising or circulation revenue. The Arizona Daily Star and Tucson Citizen compete primarily against other media, suburban, neighborhood and national newspapers, and other publications.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company (TCT). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. MNI conducts business under the trade name Capital Newspapers. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper business and in the rating services. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. In 2006, MNI sold the assets of its Shawano, Wisconsin daily newspaper.

ADVERTISING

More than 77% of the Company’s 2006 revenue was derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase readership and circulation unit sales through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that expand the Company’s operating revenue.

Many of the Company’s businesses operate in geographic groups of publications, or “clusters”, which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management or production of the publications. Sales penetration can improve if the sales effort is successful in cross-selling advertising into multiple publications. A table under the caption “Daily Newspapers and Markets” in Item 1 identifies those groups of newspapers operating in clusters.

The Company’s newspapers and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, network and cable television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, price and advertiser results. In addition, several of the Company’s daily and Sunday newspapers compete with other local daily or weekly newspapers. The Company estimates that it captures more than 50% of the total advertising dollars spent on print, broadcast and online advertising in substantially all of its markets, and approximately 30% in St. Louis.

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

Classified advertising, which includes employment, automotive, real estate for sale or rent, and other categories, is revenue earned from sales of advertising space in the classified section of the publication or from publications consisting primarily of such advertising.

Online advertising consists of display, banner, classified or other advertising on websites associated and integrated with the Company’s print publications.

Niche publications are specialty publications, such as lifestyle, business, health or home improvement publications that contain significant amounts of advertising.

Classified publications are periodic advertising publications available in racks or delivered free, by carriers or third-class mail, to all, or selected, households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising system and are particularly effective in larger markets with high media fragmentation.

The Company’s many geographic markets have differences in their advertising rate structures, some of which are highly complex. A single operation often has scores of rate alternatives.

The chart above compares newspaper advertising spending, as measured by the Newspaper Association of America (NAA), and the Company’s same property advertising revenue, for the last eleven fiscal quarters, the period for which comparable information is available. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on same property comparisons. The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. The Company’s enterprises are generally located in midsize and smaller markets. These markets were more stable than major metropolitan markets during the most recent downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities include websites supporting each of its daily newspapers and certain of its other publications. Internet activities of the newspapers, except for TNI and MNI, are reported and managed as a part of the Company’s publishing operations.

In November 2006, the Company, in conjunction with seven other major publishing organizations, announced a strategic alliance with Yahoo! Inc. (Yahoo), whereby the publishing consortium will offer its classified employment advertising customer base the opportunity to also post job listings on Yahoo’s HotJobs national platform. In addition, the consortium and Yahoo plan to work together to provide new search, content and local applications across the newspapers’ online sites, further enhancing the value of these sites as a destination for online users.

The Company also owns 83% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com) that provides online infrastructure for more than 1,500 daily and weekly newspapers and shoppers. In addition, the Company has minority investments in two online service companies, which provide integrated online classified solutions for the newspaper industry, integrate online editorial content and provide transactional and promotional opportunities.

Online businesses of the Company have experienced rapid growth over the last several years, which is expected to continue. Online advertising represented 4.7% of total advertising revenue in September

2006, an increase from 3.3% in September 2005. Page views increased 45.4% between September 2005 and September 2006.

READERSHIP AND CIRCULATION

Based on independent research, the Company estimates that, on an average Sunday, its newspapers are read by up to 75% of adults in its markets. In the St. Louis market, Scarborough Research estimates the St. Louis Post Dispatch and STLToday.com reach 63% of adults. The Company’s extensive array of suburban newspapers and other publications further increases reach in St. Louis. Readership by young adults is also significant in the Company’s markets as summarized in the table below. The Company is reaching an increasingly larger share of the market through rapid online growth, as illustrated in the table below, as well as through additional specialty and niche publications.

Print Plus Online Reach, Top 10 Lee Markets – Past Seven Days

	All Adults	Age 18-34

Print only	50%	37%
Print plus online	11	12
	61	49
Online only	6	8
Total reach	67%	57%

Source:	Lee Enterprises Tracking Survey, October 2006.
Markets:	St. Louis, Madison, Oceanside/Escondido, Northwest Indiana, Lincoln,
Davenport,	Billings, Bloomington, Sioux City, Waterloo

After advertising, circulation is the Company’s largest source of revenue. According to national Editor & Publisher data, daily newspaper circulation unit sales have decreased 15% cumulatively through 2005 since their peak in 1985 and Sunday circulation unit sales have decreased 12% since their peak in 1990. The number of daily newspapers declined 13% from 1985 to 2005. For the six months ended September 2006, daily circulation, which includes Pulitzer, TNI and MNI, as measured by the Audit Bureau of Circulations (ABC), declined 0.2%, and Sunday circulation declined 0.5%, significantly outperforming the industry as a whole. The charts on page 6 depict the percentage change in daily and Sunday circulation unit sales of the Company’s newspapers over the last five years, compared to the corresponding six month period of the previous year. Such results are, in substantially all reporting periods, better than industry averages.

Growth in readership and circulation, as well as growth in online visitors, can, over time, also positively impact advertising revenue. The Company’s strategies to improve readership and circulation, as well as website visits, include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, headline accuracy, presentation, writing style, tone, type style and reduction of factual errors. Promotional efforts include advertising, contests and other initiatives to increase awareness of the products. Customer service can also influence circulation. The Company’s enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or checking account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from location to location and are determined principally by the publishers at the local level in collaboration with senior management of the Company. Competition for circulation is generally based on the content, journalistic quality and price of the publication.

Circulation competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

Changes in telemarketing regulations first effective in 2004 reduced the Company’s ability to obtain new subscribers using this channel. Other methods to attract and retain subscribers have been and remain in use. However, telemarketing has historically been the largest single source of new subscribers. Same property circulation starts obtained through the Company’s marketing efforts increased more than 10% in 2004, in spite of new telemarketing restrictions, but declined 2% in 2006 and 2005.

In 2004, several major newspaper publishers (not including the Company) announced significant downward adjustments to previously reported circulation totals. The Company did not experience any impact on its relationships with advertisers from such announcements by other publishers. Approximately 75% of the Company’s circulation is home delivery. Combined with small route sizes and the limited use of independent distributors, monitoring and inspection of the Company’s circulation is not as difficult as in some major metropolitan markets. Nonetheless, in 2004 the Company enhanced its existing procedures in several areas to further ensure the integrity of its reported circulation.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and online sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily		Sunday
St. Louis Post-Dispatch (2)	stltoday.com	St. Louis, MO	276,588		418,262
Arizona Daily Star (2)(3)	azstarnet.com	Tucson, AZ	104,731		156,694
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	87,547		144,679	(5)
The Capital Times	madison.com	Madison, WI	17,581		-	(5)
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	9,917		-
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,927		-
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	4,234		-
North County Times (6)	nctimes.com	Oceanside and Escondido, CA	87,010		90,425
The Times (6)	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	81,206		90,025
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	76,504		82,824
Columbus Telegram	columbustelegram.com	Columbus, NE	8,861		9,733
Fremont Tribune	fremonttribune.com	Fremont, NE	8,219		-
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	7,728		-
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	50,420		68,472
Muscatine Journal	muscatinejournal.com	Muscatine, IA	7,597		-
The Pantagraph (2)	pantagraph.com	Bloomington, IL	46,417		50,386
Billings Gazette	billingsgazette.com	Billings, MT	45,969		52,954
The Courier (6)	wcfcourier.com	Waterloo and Cedar Falls, IA	41,477		50,301
Sioux City Journal (6)	siouxcityjournal.com	Sioux City, IA	40,626		41,894
The Post-Star (6)	poststar.com	Glens Falls, NY	33,271		36,096
Central Illinois Newspaper Group
Herald & Review	herald-review.com	Decatur, IL	32,874		44,519
Journal Gazette (6)	jg-tc.com	Mattoon, IL	9,910		-
Times-Courier (6)	jg-tc.com	Charleston, IL	6,603		-
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	31,941		41,415
Winona Daily News	winonadailynews.com	Winona, MN	11,192		12,826
The Daily Herald (2)	heraldextra.com	Provo, UT	31,779		39,842
Casper Star-Tribune (6)	casperstartribune.com	Casper, WY	31,562		34,183
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	29,257		34,113
Missoula Group
Missoulian	missoulian.com	Missoula, MT	29,116		33,584
Ravalli Republic	ravallinews.com	Hamilton, MT	5,166	(7)	-
The Journal Times	journaltimes.com	Racine, WI	28,375		30,612
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	27,535		31,191
The Southern Illinoisan	thesouthern.com	Carbondale, IL	26,810		36,592
The Daily News (6)	tdn.com	Longview, WA	21,530		21,481

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily		Sunday
Magic Valley Group
The Times-News (6)	magicvalley.com	Twin Falls, ID	20,504		23,646
Elko Daily Free Press (8)	elkodaily.com	Elko, NV	6,140	(7)	-
South Idaho Press (8)	southidahopress.com	Burley, ID	3,728	(7)	-
Central Coast Newspapers
Santa Maria Times (2)	santamariatimes.com	Santa Maria, CA	19,304		19,678
The Lompoc Record (2)	lompocrecord.com	Lompoc, CA	6,604		6,407
Globe Gazette	globegazette.com	Mason City, IA	18,689		23,327
The Times and Democrat (6)	thetandd.com	Orangeburg, SC	17,112		17,156
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	17,094		17,745
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	11,584		11,975
Napa Valley Register (2)	napavalleyregister.com	Napa, CA	16,937		17,357
The Sentinel (6)	cumberlink.com	Carlisle, PA	14,650		15,503
Independent Record	helenair.com	Helena, MT	14,439		15,031
The Montana Standard	mtstandard.com	Butte, MT	14,245		14,519
The Sentinel (2)	hanfordsentinel.com	Hanford, CA	13,759		13,141
The World (2)	theworldlink.com	Coos Bay, OR	12,388		-
The Citizen (6)	auburnpub.com	Auburn, NY	11,648		13,555
Arizona Daily Sun (2)	azdailysun.com	Flagstaff, AZ	11,319		12,469
Daily Chronicle (2)	daily-chronicle.com	DeKalb, IL	9,698		10,719
The Garden Island (2)	kauaiworld.com	Lihue, HI	9,404		9,639
The Ledger Independent (6)	maysville-online.com	Maysville, KY	8,564		-
Daily Journal (2)	dailyjournalonline.com	Park Hills, MO	8,117		8,335
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	6,882		7,079
			1,637,289		1,910,384

(1)	Source: ABC: Six months ended September 2006, unless otherwise noted.
(2)	Acquired in 2005.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI, which is 50% owned by the Company.
(5)	Combined edition.
(6)	Acquired in 2002.
(7)	Source: Company statistics.
(8)	Acquired in 2004.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

Selma Enterprises	Selma, California
William Street Press	Decatur, Illinois
Hawkeye Printing and Trico Communications	Davenport, Iowa
Platen Press	Butte, Montana
Farcountry Press	Helena, Montana
Journal Star Commercial Printing	Lincoln, Nebraska
Plaindealer Publishing	Tekamah, Nebraska
Triangle Press	Chippewa Falls, Wisconsin
Wingra Printing (1)	Madison, Wisconsin

(1)	Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs and considers its relationships with newsprint producers to be good. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Between September 2005 and September 2006, the Resource Information Systems, Inc. 30 pound newsprint price index rose 7.8%. Price fluctuations can have a significant effect on the results of operations. The Company has not entered into derivative contracts for newsprint. For additional information regarding supply of newsprint, see “Contractual Obligations” under Item 7, included herein. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2006:

Name	Age	Service with the Company	Named to Current Position	Current Position

Mary E. Junck	59	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	48	August 1987	February 2006	Vice President – News

Nancy L. Green	64	December 2000	September 2002	Vice President – Circulation

Karen J. Guest	53	July 2006	July 2006	Vice President – Law and Chief Legal Officer

Michael R. Gulledge	46	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	61	September 1969	September 2005	Vice President – Corporate Communications

Brian E. Kardell	43	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	58	August 1994	January 1997	Vice President – Human Resources

Linda Ritchie Lindus	58	April 2000	October 2005	Vice President – Publishing

Kevin D. Mowbray	44	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	52	February 1989	November 1997	Vice President – Interactive Media

Carl G. Schmidt	50	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

John VanStrydonck	53	March 1981	June 2000	Vice President – Publishing

Greg R. Veon	54	April 1976	November 1999	Vice President – Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in January 2002. From January 2001 to January 2002 she served as President and Chief Executive Officer. From January 2000 to January 2001 she served as President and Chief Operating Officer. From May 1999 to January 2000 she served as Executive Vice President and Chief Operating Officer.

Joyce L. Dehli was appointed Vice President – News in February 2006. From April 2005 to February 2006, she served as Director of Editorial Development. From October 2004 to April 2005 she served as Editorial Training Manager. From August 2003 to October 2004 she served as Managing Editor of the Wisconsin State Journal. From April 2001 to August 2003 she served as Assistant Managing Editor of the Wisconsin State Journal.

Nancy L. Green was appointed Vice President – Circulation in September 2002 and named Publisher of The Courier in August 2004. From December 2000 to September 2002, she served as Director of Circulation Sales, Distribution and Marketing.

Karen J. Guest was appointed Vice President – Law and Chief Legal Officer in July 2006. From April 2003 until July 2006, she served as General Counsel to PAJ, Inc. Prior to April 2003, she served as Vice-President/General Counsel for United Advertising Publications, Inc.

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

Kevin D. Mowbray was elected a Vice President – Publishing in November 2004 and named Publisher of the St. Louis Post-Dispatch in May 2006. From November 2004 to May 2006 he served Publisher of The Times. From July 2002 to November 2004 he served as Vice President – Sales & Marketing. From 2000 to July 2002 he served as Publisher of The Bismarck Tribune.

Gregory P. Schermer was elected Vice President – Interactive Media in November 1997. He also serves on the Board of Directors of the Company. From 1989 to 2006, he served as Corporate Counsel of the Company.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in May 2001.

John VanStrydonck was elected a Vice President – Publishing in June 2000 and named Publisher of the Missoulian in October 2002.

Greg R. Veon was elected a Vice President – Publishing in November 1999.

EMPLOYEES

At September 30, 2006, the Company had approximately 9,400 employees, including approximately 2,400 part-time employees, exclusive of MNI and TNI. Full-time equivalent employees at September 30, 2006 totaled approximately 8,300. The Company considers its relationships with its employees to be good.

Bargaining unit employees represent approximately 900, or 72%, of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with substantially all bargaining unit employees with expiration dates ranging from November 2006 through January 2011. In 2006, the Company executed a new agreement, expiring in 2012, with the St. Louis Graphic Communications Local 38N, which represents approximately 100 employees in St. Louis. The St. Louis Post-Dispatch is currently in negotiations with the Graphic Communications International Union (GCIU) Local No. 6-505M, which represents approximately 13 employees and the Machinist District No. 9, which represents 12 employees. The GCIU contract expired in September 2002. All St. Louis Post-Dispatch labor contracts contain no-strike clauses.

Approximately 160 employees in eight additional locations are represented by collective bargaining units. Contracts at two of these locations are expired and negotiations are ongoing.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

The Company has a long, substantial history of progressive corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, seven of nine members of the Board of Directors are independent, as are all members of the Board’s Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates.

In addition, the Company’s revenue, including same property results, is reported to the public on a monthly basis, as is certain other statistical information, improving the timeliness of reporting of information to investors. The Company was also among the first to voluntarily record expense related to employee stock options.

At www.lee.net, one may access a wide variety of information, including news releases, Securities and Exchange Commission filings, financial statistics, annual reports, presentations, governance documents, newspaper profiles and online links. The Company makes available via its website, all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earning power of the business of the Company, or cause material changes in the Company’s business, whether present or intended.

ITEM 1A. RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Risk exists that the Company’s past results may not be indicative of future results. A discussion of certain of the more significant of these risks follows. See also, “Forward-Looking Statements” on page 1, included herein.

OPERATING REVENUE

Advertising revenue in certain categories, or all categories, may decrease in the future. For example, automotive classified advertising revenue declined in 2006, primarily related to industry-wide issues affecting certain domestic auto manufacturers. Such decreases may not be compensated for by growth in advertising in other categories. In addition, major retail store chains have experienced significant merger and acquisition activity over the last several years, effectively reducing the number of brand names under which the merged entities operate. Such reductions may negatively impact future amounts of advertising revenue generated by the Company.

Circulation unit sales have been declining fractionally for several years. To date, declines in circulation unit sales have not substantially mitigated the Company’s ability to implement price increases for its products. However, the possibility exists that future price increases may be delayed or reduced as a result of future declines in circulation unit sales. The Company is reaching an increasingly larger share of the market through rapid online growth, as well as through additional specialty and niche publications.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

OPERATING EXPENSES

Newsprint comprises a significant amount of the Company’s operating costs. See Item 1, “Newsprint” and Item 7A, “Commodities”, included herein, for additional information on the risks associated with newsprint costs.

INTEREST EXPENSE

The Company has substantial debt, the majority of which is subject to changes in market interest rates. See Item 7A, “Interest Rates”, included herein, for additional information on the risks associated with floating rate debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities (except Madison, Wisconsin, which is owned by MNI, Tucson, which is jointly owned by Star Publishing and Citizen, and leased land for the Helena, Montana and Lihue, Hawaii plants) are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. With the exception of St. Louis, none of the Company’s facilities is individually significant to its business.

Information related to St. Louis facilities at September 30, 2006 is as follows:

(Square Feet)	Owned	Leased

PD LLC	753,819	56,107
Suburban Journals	127,335	41,330

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

	Quarter
	1st	2nd	3rd	4th

STOCK PRICES

2006
High	$43.05	$37.43	$33.74	$27.61
Low	36.36	32.26	26.95	22.98
Closing	36.91	33.29	26.95	25.24

2005
High	$48.85	$46.06	$43.68	$44.32
Low	44.87	42.70	39.82	39.90
Closing	46.08	43.40	40.09	42.48

2004
High	$44.15	$46.94	$49.83	$48.78
Low	38.67	43.35	45.05	44.65
Closing	43.65	45.18	48.01	46.34

DIVIDENDS

2006	$0.18	$0.18	$0.18	$0.18
2005	0.18	0.18	0.18	0.18
2004	0.18	0.18	0.18	0.18

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2006, the Company had 7,172 holders of Common Stock, including participants in the Company’s employee stock purchase plans, and 1,485 holders of Class B Common Stock.

During the three months ended September 30, 2006, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number of Shares Purchased	Average Price Per Share

September	835	$25.24

On November 15, 2006, the Board of Directors declared a dividend in the amount of $0.18 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, to be paid on January 2, 2007, to stockholders of record on December 1, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2006	2005	2004	2003	2002
		(1)			(2)
OPERATING RESULTS

Operating revenue	$1,128,648	$818,890	$643,277	$606,489	$476,585
Operating expenses, excluding depreciation and amortization	849,288	614,111	466,866	442,911	344,177
Depreciation and amortization	96,070	59,249	43,930	41,903	30,274
Equity in earnings of associated companies	20,739	12,784	8,523	8,053	9,057
Operating income	204,029	158,314	141,004	129,728	111,191
Financial income	6,054	2,824	1,066	1,120	6,007
Financial expense	(95,939)	(38,038)	(12,665)	(16,535)	(15,777)

Income from continuing operations	$71,136	$70,862	$82,973	$73,022	$74,103
Discontinued operations	(304)	6,016	3,098	5,019	5,727
Net income	$70,832	$76,878	$86,071	$78,041	$79,830

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	$1.57	$1.57	$1.85	$1.65	$1.68
Discontinued operations	(0.01)	0.13	0.07	0.11	0.13
Net income	$1.56	$1.70	$1.92	$1.76	$1.81

Diluted:
Continuing operations	$1.56	$1.56	$1.84	$1.64	$1.67
Discontinued operations	(0.01)	0.13	0.07	0.11	0.13
Net income	$1.56	$1.70	$1.91	$1.75	$1.80

Weighted average common shares:
Basic	45,421	45,118	44,792	44,316	44,087
Diluted	45,546	45,348	45,092	44,513	44,351

Dividends per common share	$0.72	$0.72	$0.72	$0.68	$0.68

BALANCE SHEET INFORMATION (September 30)

Total assets	$3,329,809	$3,445,200	$1,403,844	$1,421,377	$1,463,830
Debt, including current maturities (3)	1,525,000	1,688,000	213,600	305,200	409,300
Stockholders’ equity	990,625	936,410	876,843	802,156	742,774

(1)	Includes four months of operations from the Pulitzer acquisition, which was consummated in June 2005.
(2)	Includes six months of operations from the Howard acquisition, which was consummated in April 2002.
(3)	Principal amount, excluding fair value adjustments in 2006 and 2005.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for the three years ended, September 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	2006	Percent of Revenue	2005	Percent of Revenue	2004	Percent of Revenue

Operating cash flow	$279,360	24.8%	$204,779	25.0%	$176,411	27.4%
Depreciation and amortization	96,070	8.5	59,249	7.2	43,930	6.8
Equity in earnings of associated companies	20,739	1.8	12,784	1.6	8,523	1.3
Operating income	$204,029	18.1%	$158,314	19.3%	$141,004	21.9%

Adjusted Income From Continuing Operations and Adjusted Earnings Per Common Share

The Company believes the use of the non-GAAP financial measures of adjusted income from continuing operations and adjusted earnings per common share provide meaningful supplemental information to investors and financial analysts with which to evaluate its financial performance by excluding expenses that may not be indicative of its core business operating results and are of a substantially non-recurring nature. The Company also believes that both management and investors benefit from referring to these non-GAAP financial measures in assessing the Company’s performance and in forecasting and analyzing future periods that are not likely to include the adjusted items. References to these non-GAAP measures should not, however, be considered a substitute for net income and earnings per common share presented in accordance with GAAP.

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with

GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additional information follows with regard to certain of the most critical of the Company’s accounting policies.

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

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts.

The Company’s reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows.

In September 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

Statement 158 will also require the Company to change its measurement date from June 30 to September 30, beginning in 2008. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

CONTINUING OPERATIONS

2006 vs. 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$463,991	$341,977	35.7%	0.5%
National	57,869	33,031	75.2	(7.2)
Classified:
Daily newspapers:
Employment	90,472	63,923	41.5	7.1
Automotive	60,953	49,320	23.6	(10.2)
Real estate	63,802	47,171	35.3	1.3
All other	39,253	29,200	34.4	1.8
Other publications	45,868	28,411	61.4	6.7
Total classified	300,348	218,025	37.8	1.1
Online	35,769	17,983	98.9	43.1
Niche publications	16,591	13,093	26.7	8.2
Total advertising revenue	874,568	624,109	40.1	1.7
Circulation	205,718	153,571	34.0	(1.0)
Commercial printing	17,265	14,766	16.9	0.3
Online services and other	31,097	26,444	17.6	(1.3)
Total operating revenue	1,128,648	818,890	37.8	1.1
Compensation	435,836	325,959	33.7	1.8
Newsprint and ink	120,191	79,331	51.5	8.7
Other operating expenses	280,018	190,768	46.8	5.5
Early retirement program	8,654	9,124	NM	NM
Transition costs	4,589	8,929	NM	NM
	849,288	614,111	38.3	3.9
Operating cash flow	279,360	204,779	36.4	(5.0)
Depreciation and amortization	96,070	59,249	62.1	(1.8)
Equity in earnings of associated companies	20,739	12,784	62.2
Operating income	204,029	158,314	28.9
Non-operating expense, net	(91,922)	(46,834)	96.3
Income from continuing operations before income taxes	112,107	111,480	0.6
Income tax expense	39,740	40,458	(1.8)
Minority interest	1,231	160	NM
Income from continuing operations	$71,136	$70,862	0.4%

Earnings per common share from continuing operations:
Basic	$1.57	$1.57	-%
Diluted	1.56	1.56	-

Sundays generate substantially more advertising and circulation revenue than any other day of the week. 2006 had the same number of Sundays as 2005.

In June 2005, the Company acquired Pulitzer. Pulitzer published fourteen daily newspapers (the smallest of which was sold in 2006), including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% and revenue by more than 60%.

In total, acquisitions and divestitures accounted for $450,341,000 of operating revenue in 2006 and $147,643,000 of operating revenue in 2005.

Advertising Revenue

In 2006, total advertising revenue increased $250,459,000, or 40.1%, and same property advertising revenue increased $8,559,000, or 1.7%. Same property retail revenue increased $1,431,000, or 0.5%, in 2006. Continuing emphasis on rate discipline offset by a 1.0% decrease in retail advertising lineage contributed to the increase. Same property average retail rates, excluding preprint insertions, increased 1.2% in 2006. Rate discipline means adhering to standard rates rather than negotiating specific rates for individual customer situations.

Same property classified advertising revenue increased $1,907,000, or 1.1%, in 2006. Higher rate employment advertising at the daily newspapers increased 7.1% for the year on a same property basis. The Company’s increases in employment classified advertising compare favorably to national survey amounts. The September 2006 Help Wanted Index, as calculated by the Conference Board, decreased 18.9% from the prior year level. Same property average automotive advertising decreased 10.2%, due to a 3.6% decrease in average automotive rates and a 6.8% decrease in lineage. Same property real estate advertising increased 1.3% due to an increase in advertising of real estate for sale. Other daily newspaper classified advertising increased 1.8% on a same property basis. Same property classified advertising rates increased 1.1%, primarily due to an increase in employment rates offset by declines in automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2006	2005	Percent Change

Retail	10,633	10,741	(1.0)%
National	492	580	(15.2)
Classified	11,917	11,976	(0.5)
	23,042	23,297	(1.1)%

Online advertising revenue increased 43.1% on a same property basis, due to rate increases, expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Online classified advertising registered particularly strong growth. Advertising in niche publications increased 8.2% on a same property basis, due to new publications in existing markets and penetration of new and existing markets, offset by the loss of one significant publication in a larger market.

Circulation and Other Revenue

Circulation revenue increased $52,147,000, or 34.0% in 2006, and same property circulation revenue decreased $1,230,000, or 1.0%. The Company’s total average daily newspaper circulation units, including Pulitzer, TNI and MNI, as measured by the ABC, declined 0.2% for the six months ended September 2006, compared to the same period in the prior year, and Sunday circulation declined 0.5%, significantly outperforming the industry as a whole. For the six months ended March 2006, total average daily circulation units, including Pulitzer, TNI and MNI, declined 0.6% and Sunday circulation decreased 1.0%, again outperforming the industry. In spite of modest declines in circulation, the Company is reaching an increasingly larger share of the market through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue increased $45,000, or 0.3%, in 2006. Same property online services and other revenue decreased $314,000, or 1.3%, in 2006.

Operating Expenses and Results of Operations

Costs other than depreciation and amortization increased $235,177,000, or 38.3%, in 2006, and increased $17,728,000, or 3.9%, on a same property basis. In total, acquisitions and divestitures accounted for $345,467,000 of operating expenses, excluding depreciation and amortization, in 2006 and $155,404,000 in 2005.

Compensation expense increased $109,877,000, or 33.7%, in 2006 due to costs of acquired businesses and a 1.8% increase in same property compensation expense. Normal salary adjustments and associated increases in payroll taxes and benefits account for the increase in same property costs. Same property full time equivalent employees declined 0.4% in 2006 from the prior year level.

Newsprint and ink costs increased $40,860,000, or 51.5%, in 2006 due to price increases and costs of acquired businesses, and increased 8.7% on a same property basis. Volume decreased 2.0% on a same property basis, due to migration to lighter weight paper and narrower page widths. Newsprint unit costs had been rising since late 2002 and, though prices now appear to be stabilizing, additional increases may negatively impact 2007 results.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation and amortization, increased $89,250,000, or 46.8%, in 2006 and increased 5.5% on a same property basis. Costs associated with new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs. Changes in telemarketing regulations enacted in 2004 will continue to impact the Company’s ability to solicit new subscribers, and the cost of such solicitation, in the future.

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The annual pretax savings from the program, net of positions filled, is estimated to be $6,600,000 to $7,000,000, with savings of $6,575,000 in 2006. The cost totaled $17,778,000 before income tax benefit, with $8,654,000 recognized in 2006, and $9,124,000 in 2005. Approximately $7,000,000 of the cost represents cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Transition costs related to the acquisition of Pulitzer, which are not included in same property comparisons, totaled $4,589,000 in 2006 and $8,929,000 in 2005. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Operating cash flow increased 36.4% to $279,360,000 in 2006 from $204,779,000 in 2005, and decreased 5.0% on a same property basis. Operating cash flow margin decreased to 24.8% from 25.0% in the prior year reflecting the overall lower margin of the Pulitzer newspapers, transition costs related to the Pulitzer acquisition and the St. Louis Post-Dispatch early retirement program.

Depreciation expense increased $10,149,000, or 42.7%, and amortization expense increased $26,672,000, or 75.1%, in 2006, due primarily to the acquisition of Pulitzer.

In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years.

The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $1,847,000 in the last four months of 2006, of which $469,000 is recorded in equity in earnings of TNI. The Company expects amortization to increase by approximately $5,544,000 in 2007 solely as a result of the change in useful life. $1,408,000 of this amount will reduce equity in earnings of TNI. This change in non-cash amortization expense has no impact on the Company’s cash flows or debt covenants.

In 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of TNI.

Equity in earnings in associated companies increased 62.2% in 2006 due to the inclusion of TNI for the full year, offset by a decrease in earnings of MNI. MNI results were reduced by the $1,002,000 loss on sale of its Shawano, Wisconsin daily newspaper. Operating income increased $45,715,000, or 28.9%. Operating income margin decreased to 18.1% in 2006 from 19.3% due to the inclusion of Pulitzer results, early retirement and transition costs and the reduction in value of intangible assets noted above.

Non-Operating Income and Expense

Financial expense increased $57,901,000, or 152.2%, to $95,939,000 due to the full year effect of increased debt and associated financing costs as a result of the Pulitzer acquisition and higher interest rates, partially offset by substantial debt reduction of $163,000,000 funded by cash generated from operations and sales of assets. In 2006 the Company wrote off certain other investments which resulted in a loss before income taxes of $2,037,000. In 2005, the Company refinanced its then existing debt as a result of the Pulitzer acquisition, which resulted in a one-time pretax loss from early extinguishment of debt of $11,181,000.

Overall Results

Income taxes were 35.4% of income from continuing operations before income taxes in 2006 and 36.3% in 2005. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate in 2006.

As a result of all of the above, income from continuing operations totaled $71,136,000 in 2006, an increase of 0.4% compared to $70,862,000 in 2005. Earnings per diluted common share from continuing operations were $1.56 in both 2006 and 2005. Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $1.84 in 2006, compared to $1.96 in 2005.

	2006		2005
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$71,136	$1.56	$70,862	$1.56
Adjustments to income from continuing operations:
Early retirement program	8,654		9,124
Reduction in value of identified intangible assets	5,526		-
Transition costs	4,589		8,929
Loss on extinguishment of debt	-		11,181
	18,769		29,234
Income tax benefit of adjustments, net	(6,316)		(11,401)
	12,453	0.27	17,833	0.39
Income from continuing operations, as adjusted	$83,589	$1.84	$88,695	$1.96

CONTINUING OPERATIONS

2005 vs. 2004

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2005	2004	Total	Same Property

Advertising revenue:
Retail	$341,977	$272,689	25.4%	3.4%
National	33,031	18,382	79.7	12.5
Classified:
Daily newspapers:
Employment	63,923	44,478	43.7	16.0
Automotive	49,320	40,852	20.7	(4.3)
Real estate	47,171	35,468	33.0	8.1
All other	29,200	24,290	20.2	(0.4)
Other publications	28,411	17,443	62.9	4.0
Total classified	218,025	162,531	34.1	5.5
Online	17,983	10,178	76.7	33.4
Niche publications	13,093	11,093	18.0	1.1
Total advertising revenue	624,109	474,873	31.4	5.0
Circulation	153,571	130,023	18.1	(2.2)
Commercial printing	14,766	13,739	7.5	(0.8)
Online services and other	26,444	24,642	7.3	9.8
Total operating revenue	818,890	643,277	27.3	3.6
Compensation	325,959	260,827	25.0	2.3
Newsprint and ink	79,331	58,153	36.4	8.0
Other operating expenses	190,768	147,886	29.0	1.2
Early retirement program	9,124	-	NA	NA
Transition costs	8,929	-	NA	NA
	614,111	466,866	31.5	2.7
Operating cash flow	204,779	176,411	16.1	5.6
Depreciation and amortization	59,249	43,930	34.9	(1.7)
Equity in earnings of associated companies	12,784	8,523	50.0
Operating income	158,314	141,004	12.3
Non-operating expense, net	(46,834)	(12,076)	287.8
Income from continuing operations before income taxes	111,480	128,928	(13.5)
Income tax expense	40,458	45,955	(12.0)
Minority interest	160	-	NA
Income from continuing operations	$70,862	$82,973	(14.6)%

Earnings per common share from continuing operations:
Basic	$1.57	$1.85	(15.1)%
Diluted	1.56	1.84	(15.2)

Sundays generate substantially more advertising and circulation revenue than any other day of the week. 2005 had the same number of Sundays as 2004.

In June 2005, the Company acquired Pulitzer. Pulitzer published fourteen daily newspapers (the smallest of which is classified in discontinued operations due to its sale in 2006), including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% and revenue, on an annualized basis, by more than 60%.

In total, acquisitions and divestitures accounted for $160,606,000 of operating revenue in 2005 and $7,912,000 in 2004.

Advertising Revenue

In 2005, total advertising revenue increased $149,236,000, or 31.4%, and same property advertising revenue increased $23,639,000, or 5.0%. Same property retail revenue increased $9,109,000, or 3.4%, in 2005. Continuing emphasis on rate discipline and an increase in active accounts, offset by a 1.8% decrease in advertising lineage, contributed to the increase. Same property average retail rates, excluding preprint insertions, increased 4.1% in 2005.

Same property classified advertising revenue increased $8,791,000, or 5.5%, in 2005. Higher rate employment advertising at the daily newspapers increased 16.0% for the year on a same property basis. The Company’s increases in employment classified advertising compare favorably to national survey amounts. The September 2005 Help Wanted Index, as calculated by the Conference Board, increased 8.3% from the prior year level. Same property average automotive advertising decreased 4.3%, due to a 5.1% decrease in average automotive rates, offset by a 0.8% increase in lineage. Same property real estate advertising increased 8.1% due to an increase in advertising of real estate for sale. Other daily newspaper classified advertising decreased 0.4% on a same property basis. Same property classified advertising rates decreased 1.5%, primarily due to the decline in automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2005	2004	Percent Change

Retail	10,463	10,656	(1.8)%
National	561	537	4.5
Classified	11,687	10,942	6.8
	22,711	22,135	2.6%

Online advertising revenue increased 33.4% on a same property basis, due to expanded use of the Company’s online business model and cross-selling with the Company’s print publications. Online classified advertising registered particularly strong growth. Advertising in niche publications increased 1.1% on a same property basis, due to new publications in existing markets and penetration of new and existing markets, offset by the loss of one significant publication in a larger market.

Circulation and Other Revenue

Circulation revenue increased $23,548,000, or 18.1% in 2005, and same property circulation revenue decreased $2,819,000, or 2.2%. The Company’s total average daily newspaper circulation units, including Pulitzer, TNI and MNI, as measured by the ABC, declined 2.2% for the six months ended September 2005, compared to the same period in the prior year, and Sunday circulation declined 2.3%, significantly outperforming the industry as a whole. For the six months ended March 2005, total average daily circulation units, including MNI, declined 1.7% and Sunday circulation decreased 1.9%, again outperforming the industry.

Same property commercial printing revenue decreased $107,000, or 0.8%, in 2005. Same property online services and other revenue increased $2,205,000, or 9.8%, in 2005.

Operating Expenses and Results of Operations

Costs other than depreciation and amortization increased $147,245,000, or 31.5%, in 2005, and increased $11,645,000, or 2.7%, on a same property basis. In total, acquisitions and divestitures accounted for $133,757,000 of operating expenses, excluding depreciation and amortization, in 2005 and $6,782,000 in 2004.

Compensation expense increased $65,132,000, or 25.0%, in 2005 due to costs of acquired businesses and a 2.3% increase in same property compensation expense. Normal salary adjustments and associated increases in payroll taxes and benefits account for the increase in same property costs. Same property full time equivalent employees declined 0.4% in 2005 from the prior year level.

Newsprint and ink costs increased $21,178,000, or 36.4%, in 2005 due to price increases and costs of acquired businesses, and increased 8.0% on a same property basis. Volume decreased 0.1% on a same property basis.

Other operating costs, exclusive of depreciation and amortization, increased $42,882,000, or 29.0%, in 2005 and increased 1.2% on a same property basis. Transition costs related to the acquisition of Pulitzer, which are not included in same property comparisons, totaled $8,929,000 in 2005. Early retirement program costs totaled $9,124,000 in 2005.

Operating cash flow increased 16.1% to $204,779,000 in 2005 from $176,411,000 in 2004, and increased 5.6% on a same property basis. Operating cash flow margin decreased to 25.0% from 27.4% in the prior year reflecting the overall lower margin of the Pulitzer newspapers, transition costs and the St. Louis Post-Dispatch early retirement program.

Depreciation expense increased $4,613,000, or 24.1%, and amortization expense increased $10,706,000, or 43.2%, in 2005, due primarily to the acquisition of Pulitzer. Equity in earnings in associated companies increased 50.0% in 2005 due to increasing earnings of MNI and the inclusion of TNI. Operating income increased $17,310,000, or 12.3%. Operating income margin decreased to 19.3% in 2005 from 21.9% due to the inclusion of Pulitzer results and early retirement and transition costs noted above.

Non-Operating Income and Expense

Financial expense increased $25,373,000, or 200.3%, to $38,038,000 due to increased debt and associated financing costs as a result of the Pulitzer acquisition and higher interest rates, partially offset by debt reduction funded by cash generated from operations. In 2005, the Company refinanced its then existing debt as a result of the Pulitzer acquisition, which resulted in a one-time pretax loss from early extinguishment of debt of $11,181,000.

Overall Results

Income taxes were 36.3% of income from continuing operations before income taxes in 2005 and 35.6% in 2004. The favorable resolution of tax issues reduced income tax expense by approximately $1,200,000 in 2004. The effective rate would have been 36.6% in 2004 without this event.

As a result of all of the above, income from continuing operations totaled $70,862,000 in 2005, a decrease of 14.6% compared to $82,973,000 in 2004. Earnings per diluted common share decreased 15.2% to $1.56 in 2005 from $1.84 in 2004. Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $1.96 in 2005, an increase of 6.5% from $1.84 in 2004.

	2005		2004
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$70,862	$1.56	$82,973	$1.84
Adjustments to income from continuing operations:
Early retirement program	9,124		-
Transition costs	8,929		-
Loss on extinguishment of debt	11,181		-
	29,234		-
Income tax benefit of adjustments, net	(11,401)		-
	17,833	0.39	-	-
Income from continuing operations, as adjusted	$88,695	$1.96	$82,973	$1.84

DISCONTINUED OPERATIONS

Revenue from discontinued operations in 2006, 2005 and 2004 was $41,104,000 $42,297,000 and $43,477,000, respectively. Income from discontinued operations before income taxes was $7,803,000 in 2006, $9,911,000 in 2005 and $5,454,000 in 2004.

In September 2006, the Company sold several stand-alone publishing and commercial printing operations in the Pacific Northwest, a twice-weekly newspaper in Oregon, and a daily newspaper in Rhinelander, Wisconsin. The transactions resulted in an after tax loss of $5,204,000, which is recorded in discontinued operations in 2006. Proceeds from the sales totaled $54,148,000 of which $33,198,000 was received in 2006.

In February 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York for two daily newspapers and eight weekly and specialty publications in Nevada and Idaho. The transaction resulted in an after tax loss of $228,000, which is recorded in discontinued operations in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $197,161,000 in 2006, $151,686,000 in 2005 and $121,709,000 in 2004. Decreased income from continuing operations in 2006 and 2005 was more than offset by an increase in depreciation and amortization. Losses related to financing activities influenced 2005 results and changes in operating assets and liabilities accounted for the bulk of the remainder of the change in all years.

Cash required for investing activities totaled $42,683,000 in 2006, $1,272,309,000 in 2005, and $27,164,000 in 2004. Capital spending totaled $32,544,000 and accounted for substantially all of the usage of funds in 2006. Pulitzer and other acquisitions accounted for substantially all of the usage of funds in 2005 offset by proceeds from sales of securities. Capital spending and acquisitions accounted for substantially all of the usage of funds in 2004.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $32,000,000 in 2007, and other requirements, will be available from internally generated funds, availability under its existing Credit Agreement or, if necessary, by accessing the capital markets.

In 2006, the Company entered into an amended and restated credit agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowing of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (the Old Credit Agreement) consummated in 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at September 30, 2006) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2006, the Company is in compliance with such covenants.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. The Company expects repayments in 2007 to meet or exceed required repayments related to its 2006 sales transactions.

In 2005, upon consummation of the Old Credit Agreement, the Company borrowed $1,462,000,000. The proceeds were used to consummate the acquisition of Pulitzer, to repay existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Old Credit Agreement, the Company redeemed all of the $52,000,000 outstanding indebtedness under its then existing credit agreement and the existing senior notes of the Company under the Note Purchase Agreement, dated as of March 18, 1998 totaling $102,000,000. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments.

In 2005, the Company filed a Form S-3 shelf registration statement (Shelf) with the SEC, which has been declared effective. The Shelf gives the Company the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $500,000,000.

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

Cash required by financing activities totaled $191,930,000 in 2006, provided $1,112,035,000 during 2005, and required $105,854,000 in 2004. Debt reduction and dividends accounted for the majority of the usage of funds in 2006 and 2004. Cash dividend payments in 2004 were influenced primarily by timing. The annual dividend was $0.72 per share in 2006, 2005 and 2004. Borrowing to fund the Pulitzer acquisition and refinance existing debt accounted for substantially all of the funds provided in 2005.

Cash provided by discontinued operations totaled $38,547,000, $8,121,000 and $8,255,000 in 2006, 2005 and 2004, respectively. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in 2006. Cash generated from operations was the primary source of funds in 2005. Cash generated from operations offset by tax payments related to nondeductible goodwill and basis differences in identified intangible assets associated with the exchange of the Company’s daily newspapers in Corning, New York and Freeport, Illinois in February 2004, offset by changes in working capital of sold properties was the primary source of funds in 2004.

Cash and cash equivalents increased $1,095,000 in 2006, and decreased $467,000 in 2005 and $3,054,000 in 2004.

SEASONALITY

The Company’s largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 21 to the Consolidated Financial Statements, included herein.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands of Dollars)	Payments (or Commitments) Due by Year
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Long-term debt (principal amount)	$1,525,000	$35,375	$519,750	$427,500	$542,375
Lease obligations	19,968	3,668	5,323	3,236	7,741
Financial expense (1)	67,740	24,633	43,107	-	-
Capital expenditure commitments	10,812	10,812	-	-	-
	$1,623,520	$74,488	$568,180	$430,736	$550,116

Newsprint (metric tons)	49,350	49,350	-	-	-

(1)	Financial expense excludes interest on floating rate debt. Based on interest rates and floating rate debt at September 30, 2006, including debt subject to interest rate swaps described below, annual interest on floating rate debt is approximately $72,000,000.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2007 is approximately $3,130,000.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $8,690,000, based on floating rate debt outstanding at September 30, 2006, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. Interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

At September 30, 2006, after consideration of the interest rate swaps described above, approximately 57% of the principal amount of the Company’s debt is subject to floating interest rates.

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

A $10 per metric ton newsprint price increase would result in an annualized reduction in income from continuing operations before income taxes of approximately $1,730,200 based on expected consumption in 2007, excluding consumption of MNI and TNI. Such prices may also decrease.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at September 30, 2006.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at September 30, 2006, is approximately $7,368,000. There is no impact on reported results from such changes in interest rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Company’s chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2006, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the year ended September 30, 2006.

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

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 30, 2006.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer December 14, 2006	Vice President, Chief Financial Officer and Treasurer
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Lee Enterprises, Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended September 30, 2006 of the Company and our report dated December 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Davenport, Iowa

December 14, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item, except for certain information included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2007, which is incorporated herein by reference, under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The Company has a Code of Business Conduct and Ethics (Code) that applies to all of its employees, including its principal executive officer, and principal financial and accounting officer. The Code is monitored by the Audit Committee of the Company’s Board of Directors and is annually affirmed by its directors and executive officers. The Company maintains a corporate governance page on its website which includes the Code. The corporate governance page can be found at www.lee.net by clicking on “Governance.” A copy of the Code will also be provided without charge to any stockholder who requests it. Any future amendment to, or waiver granted by the Company from, a provision of the Code will be posted on the Company’s website.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2007, which is incorporated herein by reference, under the captions, “Compensation of Directors” and “Executive Compensation”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2007, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Further information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2007, which is incorporated herein by reference, under the caption “Directors’ Meetings and Committees of the Board of Directors”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2007, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2006 and 2005

Consolidated Statements of Income and Comprehensive Income – Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity – Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index.

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2006:

Date of Report	Item	Disclosure(s)

July 20, 2006	2	Earnings for the three months and nine months ended June 30, 2006

September 8, 2006	1	Definitive agreements to sell selected publishing and commercial printing operations

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2006.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of December 2006.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Mary E. Junck	Chairman, President, and Chief Executive Officer, and Director
Mary E. Junck

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Interactive Media,
Gregory P. Schermer	and Director

/s/ Mark B. Vittert	Director
Mark B. Vittert

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

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed on February 3, 2005)

2.2 *	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Form 8-K filed on April 2, 2002)

2.3	Asset Purchase Agreement dated September 6, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Sound Publishing, Inc.

2.4	Asset Purchase Agreement dated September 5, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement and Target Media Partners Operating Company, LLC

3.1.2a *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated, as amended, as of March 3, 2005 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)

3.2 *	Lee Enterprises, Incorporated Amended and Restated By-Laws as of January 23, 2002 (Exhibit 3 to Form 10-Q for Fiscal Quarter Ended March 31, 2002)

4 *	Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1.1 to Current Report on Form 8-A dated May 26, 1998, filed on May 26, 1998)

10.1 *	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10 to Form 10-Q for Fiscal Quarter Ended December 31, 2005)

10.2 *	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998 (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.3 *	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.4 *	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.5 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.6 *	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.7 *	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended on November 23, 2004 (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.8 *	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended on August 7, 2000, November 23, 2004 and June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.9 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.10 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.11.1a +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2006) (Appendix B to Schedule 14A Definitive Proxy Statement for 2006)

10.11.2a +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.11.3a +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed on November 26, 2004)

10.12 +*	Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, effective February 1, 1996 (Exhibit C to Schedule 14A Definitive Proxy Statement for 1996)

10.13 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Form 10-K for the Fiscal Year Ended September 30, 2002)

10.14 +*	Amended and Restated Pulitzer Inc. Supplemental Executive Benefit Pension Plan (restated as of June 3, 2005) (Exhibit 10.15 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.15 +*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30, 1998)

10.16 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30,1998)

10.17 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

Number	Description

10.18 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED BALANCE SHEETS

	September 30
(Thousands, Except Per Share Data)	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$8,638	$7,543
Accounts receivable, less allowance for doubtful accounts:
2006 $11,313; 2005 $9,365	115,353	118,529
Income taxes receivable	-	19,439
Receivable from associated companies	1,563	1,563
Receivable from sales of discontinued operations	20,700	-
Inventories	19,271	21,576
Deferred income taxes	11,079	5,092
Assets of discontinued operations	342	65,506
Other	7,466	6,702
Total current assets	184,412	245,950
Investments:
Associated companies	198,266	203,731
Restricted cash and investments	96,060	81,060
Other	20,825	23,539
Total investments	315,151	308,330
Property and equipment:
Land and improvements	31,778	31,437
Buildings and improvements	181,517	177,067
Equipment	301,162	283,533
Construction in process	13,260	13,885
	527,717	505,922
Less accumulated depreciation	200,465	175,699
Property and equipment, net	327,252	330,223
Goodwill	1,498,830	1,499,622
Other intangible assets	980,912	1,038,963
Other	23,252	22,112

Total assets	$3,329,809	$3,445,200

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 30
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$35,375	$10,000
Accounts payable	38,129	31,261
Compensation and other accrued liabilities	58,457	71,052
Income taxes payable	22,634	-
Dividends payable	6,581	6,407
Unearned revenue	38,624	37,767
Liabilities of discontinued operations	523	4,451
Total current liabilities	200,323	160,938
Long-term debt, net of current maturities	1,510,459	1,706,024
Pension obligations	38,420	33,236
Postretirement and postemployment benefit obligations	100,231	95,237
Other retirement and compensation	27,364	26,836
Deferred income taxes	454,315	480,609
Minority interest	6,274	5,109
Other	1,798	801
Total liabilities	2,339,184	2,508,790
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,974	76,818
2006 39,487 shares;
2005 38,409 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	12,788	14,168
2006 6,394 shares;
2005 7,084 shares
Additional paid-in capital	123,738	115,464
Unearned compensation	-	(5,505)
Retained earnings	771,947	733,961
Accumulated other comprehensive income	3,178	1,504
Total stockholders’ equity	990,625	936,410
Total liabilities and stockholders’ equity	$3,329,809	$3,445,200

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Thousands, Except Per Common Share Data)	2006	2005	2004

Operating revenue:
Advertising	$874,568	$624,109	$474,873
Circulation	205,718	153,571	130,023
Other	48,362	41,210	38,381
Total operating revenue	1,128,648	818,890	643,277
Operating expenses:
Compensation	435,836	325,959	260,827
Newsprint and ink	120,191	79,331	58,153
Depreciation	33,903	23,754	19,141
Amortization of intangible assets	62,167	35,495	24,789
Other operating expenses	280,018	190,768	147,886
Early retirement program	8,654	9,124	-
Transition costs	4,589	8,929	-
Total operating expenses	945,358	673,360	510,796
Equity in earnings of associated companies	20,739	12,784	8,523
Operating income	204,029	158,314	141,004
Non-operating income (expense):
Financial income	6,054	2,824	1,066
Financial expense	(95,939)	(38,038)	(12,665)
Loss on early extinguishment of debt	-	(11,181)	-
Other, net	(2,037)	(439)	(477)
Total non-operating expense, net	(91,922)	(46,834)	(12,076)
Income from continuing operations before income taxes	112,107	111,480	128,928
Income tax expense	39,740	40,458	45,955
Minority interest	1,231	160	-
Income from continuing operations	71,136	70,862	82,973
Discontinued operations:
Income from discontinued operations, net of income tax effect	4,900	6,016	3,347
Loss on disposition, net of income tax effect	(5,204)	-	(249)
Net income	70,832	76,878	86,071
Other comprehensive income, net	1,674	1,504	-
Comprehensive income	$72,506	$78,382	$86,071

Earnings (loss) per common share:
Basic:
Continuing operations	$1.57	$1.57	$1.85
Discontinued operations	(0.01)	0.13	0.07
Net income	$1.56	$1.70	$1.92

Diluted:
Continuing operations	$1.56	$1.56	$1.84
Discontinued operations	(0.01)	0.13	0.07
Net income	$1.56	$1.70	$1.91

Dividends per common share	$0.72	$0.72	$0.72

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Amount			Shares
(Thousands)	2006	2005	2004	2006	2005	2004

Common Stock:	$76,818	$74,056	$70,994	38,409	37,028	35,497
Balance, beginning of year
Conversion from Class B Common Stock	1,380	2,210	1,870	690	1,105	935
Shares issued	884	580	1,228	442	290	614
Shares reacquired	(108)	(28)	(36)	(54)	(14)	(18)
Balance, end of year	78,974	76,818	74,056	39,487	38,409	37,028
Class B Common Stock:
Balance, beginning of year	14,168	16,378	18,248	7,084	8,189	9,124
Conversion to Common Stock	(1,380)	(2,210)	(1,870)	(690)	(1,105)	(935)
Balance, end of year	12,788	14,168	16,378	6,394	7,084	8,189
Additional paid-in capital:
Balance, beginning of year	115,464	100,537	78,697
Reclassification from unearned compensation	(5,505)	-	-
Stock option expense	2,678	2,807	3,285
Amortization of restricted stock	5,425	-	-
Income tax benefit (expense) of stock options exercised	(33)	749	2,509
Shares issued	5,709	11,371	16,046
Balance, end of year	123,738	115,464	100,537
Unearned compensation:
Balance, beginning of year	(5,505)	(3,913)	(2,457)
Reclassification to additional paid-in-capital	5,505	-	-
Restricted stock issued	-	(6,215)	(4,327)
Restricted stock canceled	-	45	164
Amortization	-	4,578	2,707
Balance, end of year	-	(5,505)	(3,913)
Retained earnings:
Balance, beginning of year	733,961	689,785	636,674
Net income	70,832	76,878	86,071
Cash dividends	(32,846)	(32,702)	(32,449)
Shares reacquired	-	-	(511)
Balance, end of year	771,947	733,961	689,785
Accumulated other comprehensive income:
Balance, beginning of year	1,504	-	-
Unrealized gain on interest rate exchange agreements	2,527	2,707	-
Unrealized gain (loss) on available-for-sale securities	121	(230)	-
Deferred income taxes, net	(974)	(973)	-
Balance, end of year	3,178	1,504	-
Total stockholders’ equity	$990,625	$936,410	$876,843	45,881	45,493	45,217

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2006	2005	2004

Cash provided by operating activities:
Net income	$70,832	$76,878	$86,071
Results of discontinued operations	(304)	6,016	3,098
Income from continuing operations	71,136	70,862	82,973
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	96,070	59,249	43,930
Stock compensation expense	7,693	7,879	5,874
Amortization of debt fair value adjustment	(7,190)	(2,385)	-
Loss on early extinguishment of debt	-	11,181	-
Distributions less than earnings of associated companies	(482)	(1,288)	(965)
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	5,547	(5,681)	(3,975)
Decrease (increase) in inventories and other	2,859	(3,897)	(631)
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	(7,904)	5,519	2,633
Increase (decrease) in pension, postretirement and post employment benefits	10,178	6,939	(194)
Change in income taxes receivable or payable	42,060	(595)	(15,597)
Increase (decrease) in deferred income taxes	(29,178)	165	8,390
Other	6,372	3,738	(729)
Net cash provided by operating activities of continuing operations	197,161	151,686	121,709
Cash required for investing activities of continuing operations:
Purchases of marketable securities	(70,415)	(13,038)	-
Sales of marketable securities	68,043	67,199	-
Purchases of property and equipment	(32,544)	(24,096)	(18,462)
Acquisitions, net	(4,245)	(1,299,738)	(8,909)
Increase in restricted cash	(11,916)	(6,847)	-
Other	8,394	4,211	207
Net cash required for investing activities of continuing operations	(42,683)	(1,272,309)	(27,164)
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(218,000)	(338,600)	(185,600)
Purchases of common stock	(1,260)	(548)	(956)
Proceeds from long-term debt	55,000	1,507,000	94,000
Financing costs	(2,814)	(28,855)	-
Cash dividends paid	(32,671)	(32,361)	(26,383)
Other, primarily issuance of common stock	7,815	5,399	13,085
Net cash provided by (required for) financing activities of continuing operations	(191,930)	1,112,035	(105,854)
Net cash provided by (required for) discontinued operations:
Operating activities	5,517	8,808	8,179
Investing activities	33,030	(687)	76
Net increase (decrease) in cash and cash equivalents	1,095	(467)	(3,054)
Cash and cash equivalents:
Beginning of year	7,543	8,010	11,064
End of year	$8,638	$7,543	$8,010

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company directly, and through its ownership of associated companies, publishes 56 daily newspapers in 23 states and more than 300 weekly, classified and specialty publications, along with associated and integrated online sites. The Company currently operates in a single reporting segment, as its enterprises have similar economic characteristics, products, customers and distribution.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). The acquisition has a significant impact on the Consolidated Financial Statements.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in Madison Newspapers, Inc., (MNI), 83% interest in INN Partners, L.C., (INN), and Pulitzer’s (together with another subsidiary) 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), a distribution company serving the St. Louis market, and 50% interest in the results of operations of TNI Partners (TNI).

Certain amounts as previously reported have been reclassified to conform with the current year presentation.

References to 2006, 2005, 2004 and the like mean the fiscal year ended September 30.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned, or majority-owned, subsidiaries. All significant intercompany transactions have been eliminated.

Investments in MNI and TNI are accounted for using the equity method and are reported at cost plus the Company’s share of undistributed earnings since acquisition, less, for TNI, amortization of intangible assets.

Minority interest in earnings of PD LLC, DS LLC and INN is recognized in the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on historical credit experience, payment trends and other economic factors. Delinquency is determined based on timing of payments in relation to billing dates. Accounts considered to be uncollectible are written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 30, 2006 and 2005 are less than replacement cost by $4,556,000 and $3,731,000, respectively.

The components of newsprint inventory by cost method are as follows:

	September 30
(Thousands)	2006	2005

First-in, first-out	$10,099	$11,118
Last-in, first-out	5,193	5,681
	$15,292	$16,799

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Restricted Cash and Investments

Until May 1, 2010, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. Investments in the Reserve are limited to U.S. Government and related securities and are recorded at fair value, with unrealized gains and losses reported, net of applicable income taxes, in accumulated other comprehensive income. The cost basis used to determine realized gains and losses is specific identification. See Note 19.

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

The Company capitalizes interest as a component of the cost of constructing major facilities. At September 30, 2006, capitalized interest was not significant.

Beginning in 2006, the Company recognizes the fair value of a liability for a legal obligation to perform an asset retirement activity, when such activity is a condition of a future event, and the fair value of the liability can be estimated.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	2 – 15
Customer lists	3 – 23
Newspaper subscriber lists	7 – 33
Other	10

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Compensation

The Company has four stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, as amended by Statement 123–Revised. The adoption of Statement 123–Revised resulted in a reclassification of unearned compensation to additional paid-in capital. The Company amortizes as compensation expense the value of stock options and restricted Common Stock by the straight-line method over the vesting or restriction period, which is generally one to three years.

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and a self-insurer bond totaling $7,495,000 at September 30, 2006 are outstanding in support of the Company’s insurance program.

The Company’s reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

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

Acquisition of Pulitzer

On June 3, 2005, the Company and LP Acquisition Corp., an indirect, wholly-owned subsidiary of the Company (the Purchaser), consummated an Agreement and Plan of Merger (the Merger Agreement) dated as of January 29, 2005 with Pulitzer. The Merger Agreement provided for the Purchaser to be merged with and into Pulitzer (the Merger), with Pulitzer as the surviving corporation. Each share of Pulitzer’s Common Stock and Class B Common Stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive from the Company or the Purchaser in cash, without interest, an amount equal to $64 per share. Pulitzer published fourteen daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. See Note 4. The Merger was consistent with the Company’s announced strategy to buy newspapers with circulation of 30,000 or more.

The Merger effected a change of control of Pulitzer. At the effective time of the Merger and as a result of the Merger, Pulitzer became an indirect, wholly-owned subsidiary of the Company.

The unaudited pro forma condensed consolidated income statement information for 2005 and 2004, set forth below, presents the results of operations as if the acquisition of Pulitzer had occurred at the beginning of each year and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year. Pro forma results for 2005 include $29,544,000 of early retirement, transition and debt extinguishment costs related to the acquisition. The amounts in the table below are adjusted for the divestitures of the Pacific Northwest Properties and the daily newspaper in Rhinelander, Wisconsin, described below. Other acquisitions described below are excluded as the amounts are not significant.

(Thousands, Except Per Common Share Data) (Unaudited)	2005	2004

Operating revenue	$1,121,081	$1,080,365
Income from continuing operations	67,345	87,386

Earnings per common share from continuing operations:
Basic	$1.49	$1.95
Diluted	1.49	1.94

The $1,461,585,000 purchase price of Pulitzer, all of which was paid in cash, included approximately $11,200,000 of fees and expenses and is allocated as follows. The purchase price includes assets and liabilities of the Rhinelander, Wisconsin daily newspaper, which was sold in 2006.

(Thousands)

Current assets	$305,432
Restricted cash and investments	73,560
Property and equipment	140,532
Long-term investments	207,937
Goodwill	922,396
Intangible and other assets	623,827
Total assets acquired	2,273,684
Current liabilities	55,125
Long-term debt	337,512
Pension, postretirement and postemployment benefits	118,480
Deferred income taxes	274,394
Other long-term liabilities	26,588
$1,461,585

Incremental goodwill was recorded as a result of the Company’s acquisition of Pulitzer as the purchase price exceeding the fair value of tangible and identified intangible assets acquired. Such goodwill is not deductible for income tax purposes. Future tax deductible goodwill recorded by Pulitzer as a result of prior transactions is approximately $585,500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets consist of the following:

(Thousands)	Amount	Weighted-Average Amortization Period (Years)

Amortizable intangible assets:
Customer lists	$516,730	18
Newspaper subscriber lists	49,902	9
	566,632	17

Nonamortized intangible assets:
Mastheads	53,118
	$619,750

In 2006 and 2005, the Company incurred transition costs of $4,589,000 and $8,929,000, respectively, in connection with the acquisition of Pulitzer.

Other Acquisitions

In 2004, the Company exchanged its daily newspapers in Freeport, Illinois and Corning, New York and cash totaling $2,215,000 for daily newspapers in Burley, Idaho and Elko, Nevada and eight weekly and specialty publications. In 2004 the Company also purchased five specialty publications at a cost of $6,694,000.

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

In 2006, the Company purchased a web-hosting business and national advertising network at a cost of $3,800,000 from PowerOne Media, LLC (PowerOne), in which the Company and MNI own minority interests and purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In 2006, the Company also purchased a weekly newspaper at a cost of $412,000. These other acquisitions did not have a material effect on the Consolidated Financial Statements.

In November 2006, the Company purchased a minority interest in an online employment application from PowerOne at a cost of $118,000.

3	DISCONTINUED OPERATIONS

In 2006, the Company sold several stand alone publishing and commercial printing operations in Seattle and Spokane, Washington, and Portland, Oregon, a twice weekly newspaper in Oregon (the Pacific Northwest Properties), and the daily newspaper in Rhinelander, Wisconsin. The Company received $33,198,000 in September 2006 and recorded a receivable of $20,700,000, which was collected in October 2006. The transactions resulted in an after tax loss of $5,204,000, which is recorded in discontinued operations.

The 2004 exchange transaction (see Note 2) resulted in an after tax loss of $228,000, which is recorded in discontinued operations. Tax expense of $2,812,000 recorded in results of discontinued operations in 2004 is related primarily to nondeductible goodwill and basis differences in identified intangible assets associated with the 2004 exchange transaction. Results for the Pacific Northwest Properties, Rhinelander, Freeport and Corning are recorded in discontinued operations for all years presented.

In October 2006, the Company sold a weekly newspaper in Oregon.

Results of discontinued operations consist of the following:

(Thousands)	2006	2005	2004

Operating revenue	$41,104	$42,297	$43,477

Income from discontinued operations	$7,803	$9,911	$5,454
Gain (loss) on sale of discontinued operations	(7,854)	-	2,584
Income tax expense, net	253	3,895	4,940
	$(304)	$6,016	$3,098

Assets and liabilities of discontinued operations consist of the following:

	September 30
(Thousands)	2006	2005

Current assets	$88	$4,438
Property and equipment, net	113	10,269
Goodwill	-	47,420
Intangible and other assets	141	3,379
Total assets	$342	$65,506

Current liabilities	523	3,176
Deferred income taxes	-	1,275
Total liabilities	$523	$4,451

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2006	2005	2004
Computed “expected” income tax expense	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.9)	4.3	4.0
Other, primarily goodwill basis differences	(457.2)	-	22.5
	(496.1)%	39.3%	61.5%

4	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen, as well as the related online sites and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of TNI is as follows:

	September 30
(Thousands)	2006	2005

ASSETS

Current assets	$14,810	$13,782
Investments and other assets	10	20
Total assets	$14,820	$13,802

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities	$7,211	$8,021
Members’ equity	7,609	5,781
Total liabilities and members’ equity	$14,820	$13,802

Summarized results of TNI (2005 from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2006	2005

Operating revenue	$121,223	$36,986
Operating expenses, excluding depreciation and amortization	83,485	26,218
Operating income	$37,738	$10,768

Company’s 50% share of operating income	$18,869	$5,384
Less amortization of intangible assets	5,987	1,644
Equity in earnings of TNI	$12,882	$3,740

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $2,049,000 and $672,000 in 2006 and 2005, respectively.

At September 30, 2006, the carrying value of the Company’s 50% investment in TNI is $173,762,000. The difference between the Company’s carrying value and its 50% share of the members’ equity of TNI relates principally to goodwill of $85,240,000, and other identified intangible assets, some of which are being amortized over their estimated useful lives through 2025, of $85,005,000. See Note 6.

In January 2007, defined pension benefits for certain TNI employees will be frozen at then current levels. As a result, TNI will recognize a curtailment gain of approximately $2,000,000 in 2007.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as the related online sites. Net income or loss of MNI (after income taxes) is allocated equally to the Company and The Capital Times Company (TCT). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 30
(Thousands)	2006	2005

ASSETS

Current assets	$24,238	$19,888
Investments and other assets	36,506	43,514
Property and equipment, net	12,126	14,652
Total assets	$72,870	$78,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities, excluding debt	$13,184	$13,773
Debt, including current maturities	8,014	13,273
Other liabilities	2,660	2,960
Stockholders’ equity	49,012	48,048
Total liabilities and stockholders’ equity	$72,870	$78,054

Summarized results of MNI are as follows:

(Thousands)	2006	2005	2004

Operating revenue	$121,541	$122,021	$118,287
Operating expenses, excluding depreciation and amortization	91,572	87,429	85,084
Operating income	25,129	29,504	28,101
Net income	15,714	18,088	17,046

Company’s 50% share of net income	$7,857	$9,044	$8,523

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $10,425,000, $10,164,000, and $9,994,000 in 2006, 2005, and 2004, respectively.

In September 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

Certain other information relating to the Company’s investment in MNI is as follows:

	September 30
(Thousands)	2006	2005

Company’s share of:
Stockholders’ equity	$24,506	$24,024
Undistributed earnings	24,256	23,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities, which are comprised of debt securities issued by the U.S. government and agencies, and which include certain of the Company’s restricted cash and investments, are classified as available-for-sale securities at September 30, 2006, and 2005, and consist of the following:

	September 30
(Thousands)	2006	2005

Amortized cost	$77,419	$74,443
Gross unrealized gains	52	-
Gross unrealized losses	(161)	(230)
Fair value	$77,310	$74,213

Proceeds from the sale of such securities total $68,043,000 in 2006, resulting in no gross realized gains or losses, and $67,199,000 in 2005, resulting in gross realized gains of $84,000 and gross realized losses of $10,000.

The amortized cost and fair value of marketable securities as of September 30, 2006, by contractual maturity, are as follows. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(Thousands)	Amortized Cost	Fair Value

Due in one year or less	$53,322	$53,189
Due after one year through five years	$24,097	24,121
	$77,419	$77,310

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands)	2006	2005

Goodwill, beginning of year, as previously reported		$622,396
Goodwill included in assets of discontinued operations		(46,541)
Goodwill, beginning of year, as reclassified	$1,499,622	575,855
Goodwill related to acquisitions	(792)	925,626
Goodwill related to dispositions	-	(1,859)
Goodwill, end of year	$1,498,830	$1,499,622

Identified intangible assets related to continuing operations consist of the following:

	September 30
(Thousands)	2006	2005

Nonamortized intangible assets:
Mastheads	$73,746	$78,670
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,073,125	1,069,018
Less accumulated amortization	166,240	109,253
	906,885	959,765
Noncompete and consulting agreements	28,678	28,664
Less accumulated amortization	28,397	28,136
	281	528
	$980,912	$1,038,963

In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 18 years. The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $1,847,000 in 2006, of which $469,000 is recorded in equity in earnings of TNI. This change in non-cash amortization expense has no impact on the Company’s cash flows or debt covenants.

In 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of TNI. The Company uses a royalty approach to value such assets. Lower than expected revenue growth resulted in the change in value.

Annual amortization of intangible assets related to continuing operations for the five years ending September 2011 is estimated to be $60,250,000, $59,705,000, $59,179,000, $59,098,000, and $58,074,000, respectively.

7	DEBT

Credit Agreement

In December 2005, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowing of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (the Old Credit Agreement) consummated in June 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of less than 4:25:1 for two consecutive quarterly periods.

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans: 0.625% to 1% (0.875% at September 30, 2006) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at September 30, 2006 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning in September 2006. In addition to the scheduled payments noted above, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. Total A Term Loan payments in 2006 total $24,000,000. The Company repaid the B Term Loan in full in 2006.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at September 30, 2006) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2006, the Company is in compliance with such covenants.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. The Company expects repayments in 2007 to meet or exceed required repayments related to its 2006 sales transactions.

In 2005, upon consummation of the Old Credit Agreement, the Company borrowed $1,462,000,000. The proceeds were used to consummate the acquisition of Pulitzer, to repay certain existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Old Credit Agreement, the Company redeemed, as of June 3, 2005, all of the $52,000,000 outstanding indebtedness under its then existing credit agreement and, as of June 6, 2005, the existing senior notes of the Company under the Note Purchase Agreement dated as of March 18, 1998 totaling $102,000,000. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald) and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At September 30, 2006, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating

Agreement) require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $96,060,000 at September 30, 2006. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 19.

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

Debt consists of the following:

	September 30		Interest Rate(s)
(Thousands)	2006	2005	September 30, 2006

Credit Agreement:
A Term Loan	$926,000	$-	6.24 – 6.28%
Revolving credit facility	293,000	-	6.21 – 6.24
Old Credit Agreement	-	1,382,000
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	20,834	28,024
	1,545,834	1,716,024
Less current maturities	35,375	10,000
	$1,510,459	$1,706,024

Aggregate maturities of debt during the five years ending September 30, 2011 are $35,375,000, $71,250,000, $448,500,000, $166,250,000, and $261,250,000, respectively.

8	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At September 30, 2006, the Company recorded an asset of $5,234,000 and $2,707,000 in 2006 and 2005, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At September 30, 2006, after consideration of the interest rate swaps described above, approximately 57% of the principal amount of the Company’s debt is subject to floating interest rates.

In 2005, the Company terminated fixed-to-floating rate interest rate swaps with a notional amount of $150,000,000 previously executed by Pulitzer. The swaps were accounted for as fair value hedges. The Company received cash of $2,100,000 upon termination.

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

The Company uses a June 30 measurement date for all of its pension obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost components of the Company’s pension plans (2005 from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2006	2005

Service cost for benefits earned during the year	$5,532	$2,229
Interest cost on projected benefit obligation	9,191	2,950
Expected return on plan assets	(12,637)	(4,212)
Curtailment	(102)	-
Cost for special termination benefits (see Note 19)	4,523	4,650
Net periodic pension cost	$6,507	$5,617

$605,000 and $202,000 of net periodic pension cost in 2006 and 2005, respectively, is allocated to TNI.

Changes in benefit obligations and plan assets (2005 from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2006	2005

Benefit obligation, beginning of year	$186,480	$-
Fair value of benefit obligation acquired	-	181,259
Service cost	5,532	2,229
Interest cost	9,191	2,950
Actuarial gain	(27,959)	(3,884)
Benefits paid	(9,493)	(724)
Curtailment	(102)	-
Special termination benefits	4,523	4,650
Benefit obligation, end of year	168,172	186,480
Fair value of plan assets, beginning of year:	157,285	-
Fair value of plan assets acquired	-	156,448
Actual gain on plan assets	13,972	1,561
Benefits paid	(9,493)	(724)
Fair value of plan assets, June 30 measurement date	161,764	157,285
Funded status – benefit obligation in excess of plan assets	6,408	29,195
Contributions made after measurement date	(845)	-
Unrecognized net actuarial gain	30,526	1,233
Net accrued benefit liability recognized	$36,089	$30,428

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $70,811,000, $67,011,000 and $64,436,000, respectively, at September 30, 2006.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 30
	2006	2005

Discount rate	5.75%	5.0%
Rate of compensation increase	4.0	4.0

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2006	2005

Discount rate	5.0%	5.0%
Expected long-term return on plan assets	8.5	8.5
Rate of compensation increase	4.0	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets is as follows:

		Actual Allocation
		September 30
Asset Class	Policy Allocation	2006	2005
Equity securities	65% to 70%	70%	71%
Debt securities	30% to 35%	30%	29%

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

Cash Flows

Based on its forecast at September 30, 2006, the Company expects to make contributions of $130,000 to its pension trust in 2007.

The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

(Thousands)

2007	$10,661
2008	10,578
2009	10,733
2010	10,877
2011	11,079
2012-2016	62,284

2007 Curtailment

In January 2007, defined pension benefits for certain of the Company’s employees will be frozen at then current levels. As a result, the Company will recognize a curtailment gain of approximately $2,800,000 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Plans

The Company is obligated under an unfunded plan to provide certain fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,853,000 and $3,006,000 at September 30, 2006 and 2005, respectively.

Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing the Company’s required contributions to these plans, is approximately $679,000 in 2006 and $228,000 in 2005.

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

The Company uses a June 30 measurement date for all of its postretirement obligations.

The net periodic postretirement benefit cost components for the Company’s postretirement plans (2005 from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2006	2005

Service cost for benefits earned during the year	$3,377	$1,107
Interest cost on projected benefit obligation	6,588	2,196
Expected return on plan assets	(2,071)	(690)
Cost for special termination benefits	660	450
Net periodic postretirement benefit cost	$8,554	$3,063

Changes in benefit obligations and plan assets (2005 from the June 3, 2005 date of acquisition) are as follows:

(Thousands)	2006	2005

Benefit obligation, beginning of year	$134,977	$-
Fair value of benefit obligation acquired	-	133,687
Service cost	3,377	1,107
Interest cost	6,588	2,196
Actuarial gain	(12,418)	(1,977)
Benefits paid, net of premiums received	(6,051)	(486)
Cost for special termination benefits	660	450
Benefit obligation, end of year	127,133	134,977
Fair value of plan assets, beginning of year	44,187	-
Fair value of plan assets acquired	-	43,757
Actual return on plan assets	1,602	430
Employer contributions	6,051	486
Benefits paid	(6,051)	(486)
Fair value of plan assets, June 30 measurement date	45,789	44,187
Funded status	81,344	90,790
Unrecognized net actuarial gain	13,665	1,717
Funding changes made after measurement date	1,123	(1,416)
Net accrued benefit cost recognized	$96,132	$91,091

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 30
	2006	2005

Discount rate	5.75%	5.0%
Expected long-term return on plan assets	5.0	5.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2006	2005

Discount rate	5.0%	5.0%
Expected long-term return on plan assets	5.0	5.0

Assumed health care cost trend rates are as follows:

September 30, 2006

Healthcare cost trend rates	9.0 – 9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5 – 5.0%
Year that the rate reaches the ultimate trend rate	2011

Administrative costs related to indemnity plans are assumed to increase at the healthcare cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2006:

	One Percentage Point
(Thousands)	Increase	Decrease

Effect on net periodic postretirement benefit cost	$1,432	$(1,063)
Effect on accumulated postretirement benefit obligation	14,843	(10,127)

Plan Assets

The weighted-average asset allocation of the Company’s postretirement fund at September 30, 2006 and 2005, is as follows:

Asset Class	Policy Allocation	Actual Allocation

Debt securities	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The postretirement fund holds no Company securities, directly or through separate accounts.

The Company’s postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, is $4,099,000 and $4,146,000 at September 30, 2006 and 2005, respectively.

Cash Flows

Based on its forecast at September 30, 2006, the Company expects to contribute $3,000,000 to its postretirement plans in 2007.

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

The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2007	$7,863	$(622)	$7,241
2008	8,072	(648)	7,424
2009	8,340	(679)	7,661
2010	8,544	(704)	7,840
2011	8,608	(718)	7,890
2012-2016	45,750	(3,955)	41,795

2007 Curtailment

In January 2007, defined postretirement medical benefits for certain of the Company’s employees will be modified. As a result, the Company will recognize a curtailment gain of approximately $1,200,000 in 2007.

11	OTHER RETIREMENT PLANS

Substantially all the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $25,112,000 in 2006, $22,022,000 in 2005, and $18,044,000 in 2004.

In conjunction with the acquisition of Pulitzer, an existing supplemental executive benefit retirement plan (SERP) was amended and converted into an individual account plan. An account was established for each participant and was credited with an amount representing the present value of the participant’s accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest is credited to each account at an annual rate of 5.75%. The SERP, as amended, will be liquidated on or about May 1, 2008, or earlier upon a change of control of the Company, at which time each participant will receive a lump sum payment equal to the balance in his account. Retired participants will continue to receive annuity payments until the liquidation of the SERP. At September 30, 2006 and 2005, the Company’s liability under the SERP totals $18,527,000 and $19,054,000, respectively.

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

Total stock compensation expense is $7,693,000, $7,879,000, and $5,874,000, in 2006, 2005, and 2004, respectively.

Stock Options

The Company has reserved 2,237,305 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2006	2005	2004

Under option, beginning of year	981	921	1,177
Granted	177	140	245
Exercised	(113)	(76)	(481)
Canceled	(106)	(4)	(20)
Under option, end of year	939	981	921

Exercisable, end of year	627	608	368

Weighted average prices of stock options are as follows:

	2006	2005	2004

Granted	$39.56	$47.64	$44.25
Exercised	32.94	30.28	27.14
Under option, end of year	37.96	37.76	35.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted.

	2006	2005	2004

Dividend yield	1.7%	1.5%	1.7%
Volatility	21.7%	24.3%	25.3%
Risk-free interest rate	4.4%	3.6%	3.0%
Expected life (years)	4.7	4.7	4.2
Estimated fair value	$8.74	$11.00	$9.35

A summary of stock options outstanding at September 30, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$20 to 25	1,300	0.1	$21.50	1,300	$21.50
25 to 30	74,825	3.3	27.73	74,825	27.73
30 to 35	221,891	6.1	32.51	221,891	32.51
35 to 40	337,920	7.0	37.36	182,150	35.50
40 to 45	166,610	6.9	43.22	103,370	43.21
45 to 50	136,472	8.0	47.63	43,286	47.61
	939,018	6.6	$37.96	626,822	$35.59

Total unrecognized compensation expense for unvested stock options at September 30, 2006 is $1,660,000, which will be recognized over a weighted average period of 1.1 years.

The exercise of stock options in 2006, 2005 and 2004 resulted in cash proceeds of $3,711,000, $2,289,000 and $10,419,000, respectively, and income tax benefits of $215,000, $427,000 and $3,092,000, respectively.

The intrinsic value of stock options exercised in 2006, 2005, and 2004 is $552,000, $1,094,000, and $7,929,000, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006, is $4,900.

Restricted Common Stock

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability.

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2006	2005	2004

Outstanding, beginning of year	279	219	164
Granted	165	116	100
Vested	(88)	(54)	(37)
Forfeited	(21)	(2)	(8)
Outstanding, end of year	335	279	219

Weighted average grant date fair values of restricted Common Stock are as follows:

	2006	2005	2004

Outstanding, beginning of year	$44.98	$38.00	$32.13
Granted	40.73	47.59	43.29
Vested	41.79	35.53	26.37
Forfeited	42.03	39.90	37.60
Outstanding, end of year	43.91	44.98	38.00

The fair value of restricted Common Stock vested in 2006, 2005 and 2004 is $3,466,000, $2,565,000 and $1,607,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock as of September 30, 2006 is $5,732,000, which will be recognized over a weighted average period of 1.4 years.

At September 30, 2006, 1,298,287 shares are available for granting of stock options or issuance of restricted Common Stock.

In November 2006, 307,130 stock options were granted at an exercise price of $28.72 per share and 193,640 shares of restricted Common Stock were issued.

In November 2004, 40,000 shares of restricted Common Stock granted to an officer of the Company in November 2003 and 35,000 shares of restricted Common Stock granted in November 2002, were cancelled and reissued. The reissued shares of restricted Common Stock are identical to the cancelled shares with respect to voting rights, dividends, and timing of vesting. The value per share to the recipient upon vesting is unchanged. Vesting of the cancelled shares was not dependent upon future performance of the Company. The reissued shares vest only if specified performance criteria are met and additional shares may be issued if the performance criteria are exceeded. As the specified performance was exceeded, 15,000 additional shares of restricted Common Stock were issued in November 2005. The Company believes the reissued shares meet the criteria for performance-based compensation under Section 162(m) of the Internal Revenue Code. Due to increases in the price of the Company’s Common Stock from the original grant dates to November 2004, the reissued shares have a fair market value in excess of the cancelled shares in the amount of $706,000, which is being amortized over the remaining vesting period of the reissued shares as a modification of an award.

Stock Purchase Plans

The Company has 541,000 shares of Common Stock available for issuance pursuant to the Company’s Employee Stock Purchase Plan (ESPP). April 28, 2007 is the exercise date for the current offering. The purchase price is the lower of 85% of the fair market value at the date of grant or the exercise date, which is one year from the date of grant. The Company also has 106,000 shares of Common Stock available for issuance under the Company’s Supplemental Employee Stock Purchase Plan (SPP). Under the SPP, an offering period is each three-month calendar quarter, unless changed, and the last business day of each calendar quarter is the exercise date for such quarterly offering period. The purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period. The weighted-average fair values of purchase rights granted under the ESPP in 2006, 2005, and 2004, computed using the Black-Scholes option-pricing model, are $6.53, $8.43, and $9.28, respectively. The weighted-average fair values of purchase rights granted under the SPP in 2006 and 2005, also computed using the Black-Scholes option-pricing model, are $6.27 and $7.33, respectively.

In 2006, 2005, and 2004 employees purchased 131,000, 89,000 and 88,000 shares, respectively, under the ESPP at a price of $26.11 in 2006, $35.11 in 2005, and $30.25 in 2004. The market value on the purchase date was $30.80 in 2006, $41.51 in 2005, and $47.78 in 2004. Employees purchased 23,000 and 5,600 shares, respectively, at a weighted average price of $25.67 in 2006 and $36.11 in 2005 under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the SPP. The weighted average market values on the purchase dates in 2006 and 2005 are $30.20 and $42.48, respectively.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands)	2006	2005	2004

Current:
Federal	$61,270	$35,979	$36,048
State	9,175	5,851	5,868
Deferred	(30,452)	2,523	8,979
	$39,993	$44,353	$50,895

Continuing operations	$39,740	$40,458	$45,955
Discontinued operations	253	3,895	4,940
	$39,993	$44,353	$50,895

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	2006	2005	2004

Computed “expected” income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.3	3.1
Net income of associated companies taxed at dividend rates	(2.0)	(2.1)	(1.8)
Domestic production deduction	(0.8)	-	-
Resolution of tax issues	(0.3)	-	(0.9)
Other	0.5	0.3	0.4
	35.4%	36.5%	35.8%

Substantial deferred income tax liabilities were recorded in 2005 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

	September 30
(Thousands)	2006	2005

Deferred income tax liabilities:
Property and equipment	$(55,504)	$(56,822)
Equity in undistributed earnings of affiliates	(2,073)	(2,556)
Investment in Tucson newspaper partnership	(67,593)	(68,482)
Identified intangible assets	(412,967)	(439,519)
	(538,137)	(567,379)

Deferred income tax assets:
Accrued compensation	15,719	14,494
Allowance for doubtful accounts and losses on loans	5,334	5,100
Pension and postretirement benefits	65,265	55,636
Long-term debt and interest rate exchange agreements	2,707	9,031
State operating loss carryforwards	12,291	10,965
Other	5,876	7,601
	107,192	102,827
Valuation allowance	(12,291)	(10,965)
Net deferred income tax liabilities	$(443,236)	$(475,517)

Net deferred income tax liabilities are classified as follows:

	September 30
(Thousands)	2006	2005

Current assets	$11,079	$5,092
Non-current liabilities	(454,315)	(480,609)
Net deferred income tax liabilities	$(443,236)	$(475,517)

At September 30, 2006, the Company has approximately $292,106,000 of operating loss carryforwards for state tax purposes that expire between 2007 and 2026.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $7,406,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of TCT and 4.9% interest in Cardinals Holdings LLC, are carried at cost. The fair value of floating rate debt approximates the carrying amount. The fair value of the Company’s fixed rate debt follows and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

	September 30
(Thousands)	2006	2005

Carrying amount	$326,834	$334,024
Fair value	321,234	331,436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Common Share Data)	2006	2005	2004

Income (loss) applicable to common stock:
Continuing operations	$71,136	$70,862	$82,973
Discontinued operations	(304)	6,016	3,098
Net income	$70,832	$76,878	$86,071

Weighted average Common Shares	45,763	45,394	45,010
Less non-vested restricted Common Stock	342	276	218
Basic average common shares	45,421	45,118	44,792
Dilutive stock options and restricted Common Stock	125	230	300
Diluted average common shares	45,546	45,348	45,092

Earnings (loss) per common share:
Basic:
Continuing operations	$1.57	$1.57	$1.85
Discontinued operations	(0.01)	0.13	0.07
Net income	$1.56	$1.70	$1.92

Diluted:
Continuing operations	$1.56	$1.56	$1.84
Discontinued operations	(0.01)	0.13	0.07
Net income	$1.56	$1.70	$1.91

For 2006, 2005 and 2004, the Company had 842,500, 177,500 and 23,400 weighted average shares, respectively, subject to issuance under its stock option and employee stock purchase plans that have no intrinsic value and are not considered in the computation of earnings per common share.

17   OTHER INFORMATION

Compensation and other accrued liabilities related to continuing operations consist of the following:

		September 30
(Thousands)		2006	2005

Compensation		$23,670	$33,883
Retirement and stock purchase plans		11,856	14,107
Interest		7,584	8,968
Other		15,347	14,094
		$58,457	$71,052
Cash payments are as follows:
(Thousands)	2006	2005	2004

Interest	$101,018	$28,879	$11,489
Income taxes, net of refunds	28,403	42,187	56,228

18	VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying account information related to continuing operations is as follows:

(Thousands)	2006	2005	2004

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance, beginning of year	$9,365	$6,153	$5,138
Additions charged to expense	7,260	2,470	3,597
Reserves of businesses acquired or sold	-	5,008	31
Deductions from reserves	(5,312)	(4,266)	(2,613)
Balance, end of year	$11,313	$9,365	$6,153

19	COMMITMENTS AND CONTINGENT LIABILITIES

Newsprint

The Company has contracts for the annual purchase of 197,400 metric tons of newsprint, at market prices, from six suppliers. The commitments represent substantially all of the Company’s annual volume, inclusive of MNI, and expire at various dates through December 2006 and are in various stages of renewal. Contracts with a single supplier represent approximately 59% of the total requirements.

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced by other leases. Minimum lease payments during the five years ending September 2011 and thereafter are $3,668,000, $2,876,000, $2,447,000, $1,907,000, $1,329,000 and $7,741,000, respectively. Total operating lease expense is $5,380,000, $3,513,000, and $2,600,000, in 2006, 2005 and 2004, respectively.

Capital Commitments

At September 30, 2006, the Company had construction and equipment purchase commitments totaling approximately $10,812,000.

St. Louis Post-Dispatch Early Retirement Program

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits and lump-sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, and $8,654,000 recognized in 2006. Approximately $7,000,000 of the cost represents cash payments made, with the remainder due primarily to enhancements of pension and other post retirement benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event the transactions effected in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. In 2005, the Company was advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company participated in the formulation of Herald’s response to this IRS request for information and documents. In 2006, the IRS concluded its examination without adjustment related to the Venture or the Initial Distribution and the Company considers the matter closed. The related statute of limitations expires in December 2007.

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

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. In August 2006, the IRS rescinded the notice of deficiency and issued a letter, which allows the Company to initially pursue this matter at the IRS Appeals level. The Company does not believe the IRS position on this matter has merit and intends to vigorously contest the matter.

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

20	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows.

In September 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

Statement 158 will also require the Company to change its measurement date from June 30 to September 30, beginning in 2008. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2006

Operating revenue	$292,245	$266,190	$290,544	$279,669

Income from continuing operations	$21,394	$13,438	$21,319	$14,985
Discontinued operations	1,370	997	1,398	(4,069)
Net income	$22,764	$14,435	$22,717	$10,916

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.47	$0.30	$0.47	$0.33
Discontinued operations	0.03	0.02	0.03	(0.09)
Net income	$0.50	$0.32	$0.50	$0.24

Diluted:
Income from continuing operations	$0.47	$0.30	$0.47	$0.33
Discontinued operations	0.03	0.02	0.03	(0.09)
Net income	$0.50	$0.32	$0.50	$0.24

2005

Operating revenue	$173,733	$159,066	$206,912	$279,180

Income from continuing operations	$25,782	$16,845	$16,825	$11,410
Discontinued operations	1,229	1,219	1,872	1,696
Net income	$27,011	$18,064	$18,697	$13,106

Earnings per common share:
Basic:
Income from continuing operations	$0.57	$0.37	$0.37	$0.25
Discontinued operations	0.03	0.03	0.04	0.04
Net income	$0.60	$0.40	$0.41	$0.29

Diluted:
Income from continuing operations	$0.57	$0.37	$0.37	$0.25
Discontinued operations	0.03	0.03	0.04	0.04
Net income	$0.60	$0.40	$0.41	$0.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited the accompanying Consolidated Balance Sheets of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Davenport, Iowa

December 14, 2006