Form 10-Q
period 2006-12-31
LEE ENTERPRISES, INC
filed 2007-02-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2006

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

As of December 31, 2006, 39,681,705 shares of Common Stock and 6,365,098 shares of Class B Common Stock of the Registrant were outstanding.

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

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31
(Thousands, Except Per Common Share Data)	2006	2005

Operating revenue:
Advertising	$234,160	$228,899
Circulation	52,271	51,587
Other	14,059	11,759
Total operating revenue	300,490	292,245
Operating expenses:
Compensation	113,012	110,923
Newsprint and ink	31,101	30,160
Depreciation	8,347	8,034
Amortization of intangible assets	15,081	13,847
Other operating expenses	75,446	70,484
Early retirement program	-	8,373
Transition costs	-	352
Total operating expenses	242,987	242,173
Equity in earnings of associated companies	6,505	6,303
Operating income	64,008	56,375
Non-operating income (expense):
Financial income	1,509	1,356
Financial expense	(23,435)	(24,037)
Total non-operating expense, net	(21,926)	(22,681)
Income before income taxes	42,082	33,694
Income tax expense	14,889	12,041
Minority interest	504	259
Income from continuing operations	26,689	21,394
Discontinued operations	(38)	1,370
Net income	26,651	22,764
Other comprehensive income (loss), net	(148)	980
Comprehensive income	$26,503	$23,744

Earnings per common share:
Basic:
Continuing operations	$0.59	$0.47
Discontinued operations	-	0.03
Net income	$0.58	$0.50

Diluted:
Continuing operations	$0.58	$0.47
Discontinued operations	-	0.03
Net income	$0.58	$0.50

Dividends per common share	$0.18	$0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	December 31 2006	September 30 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 10,743	$ 8,638
Accounts receivable, net	127,720	115,353
Receivable from associated companies	-	1,563
Receivable from sales of discontinued operations	-	20,700
Inventories	16,516	19,271
Assets of discontinued operations	-	342
Other	17,390	18,545
Total current assets	172,369	184,412
Investments	217,142	219,091
Restricted cash and investments	99,810	96,060
Property and equipment, net	324,379	327,252
Goodwill	1,498,830	1,498,830
Other intangible assets	965,831	980,912
Other	22,150	23,252
Total assets	$3,300,511	$3,329,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$ 47,250	$ 35,375
Accounts payable	31,625	38,129
Compensation and other accrued liabilities	60,742	58,457
Income taxes payable	20,130	22,634
Dividends payable	6,603	6,581
Unearned revenue	38,598	38,624
Liabilities of discontinued operations	-	523
Total current liabilities	204,948	200,323
Long-term debt, net of current maturities	1,458,727	1,510,459
Pension obligations	38,051	38,420
Postretirement and postemployment benefit obligations	100,858	100,231
Deferred items	479,406	481,679
Other	8,501	8,072
Total liabilities	2,290,491	2,339,184
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	79,364	78,974
December 31, 2006 39,682 shares;
September 30, 2006 39,487 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
December 31, 2006 6,365 shares;	12,730	12,788
September 30, 2006 6,394 shares
Additional paid-in capital	124,575	123,738
Retained earnings	790,321	771,947
Accumulated other comprehensive income	3,030	3,178
Total stockholders’ equity	1,010,020	990,625
Total liabilities and stockholders’ equity	$3,300,511	$3,329,809

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31
(Thousands)	2006	2005

Cash provided by (required for) operating activities:
Net income	$26,651	$22,764
Results of discontinued operations	(38)	1,370
Income from continuing operations	26,689	21,394
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23,428	21,881
Stock compensation expense	2,103	2,091
Amortization of debt fair value adjustment	(1,857)	(1,761)
Distributions greater (less) than current earnings of associated companies	95	(1,450)
Other, net	(13,319)	1,732
Net cash provided by operating activities of continuing operations	37,139	43,887
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,756)	(4,989)
Purchases of marketable securities	(26,914)	(5,540)
Sales of marketable securities	22,043	16,844
Decrease (increase) in restricted cash	1,315	(14,977)
Other, net	2,136	3,434
Net cash required for investing activities of continuing operations	(7,176)	(5,228)
Cash provided by (required for) financing activities of continuing operations :
Proceeds from long-term debt	28,000	10,000
Payments on long-term debt	(66,000)	(38,000)
Common stock transactions, net	(805)	2,734
Cash dividends paid	(8,255)	(8,171)
Financing costs	-	(2,560)
Net cash provided by (required for) financing activities of continuing operations	(47,060)	(35,997)
Net cash provided by (required for) discontinued operations:
Operating activities	(697)	1,233
Investing activities	19,899	(59)
Net increase in cash and cash equivalents	2,105	3,836
Cash and cash equivalents:
Beginning of period	8,638	7,543
End of period	$10,743	$11,379

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 31, 2006 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in Madison Newspapers, Inc. (MNI), 83% interest in INN Partners, L.C. (INN), 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), and 50% interest in TNI Partners (TNI).

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

References to 2007, 2006, 2005 and the like mean the fiscal year ended September 30.

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

In September 2006, the Company sold several stand-alone publishing and commercial printing operations in Seattle and Spokane, Washington, and Portland, Oregon, a twice weekly newspaper in Oregon, and a daily newspaper in Rhinelander, Wisconsin. The Company received $33,198,000 in September 2006 and recorded a receivable of $20,700,000, which was collected in October 2006. In October 2006, the Company sold a weekly newspaper in Oregon. The transactions resulted in an after tax loss of $5,204,000, which was recorded in discontinued operations in 2006.

Results of discontinued operations consist of the following:

	Three Months Ended December 31
(Thousands)	2006	2005

Operating revenue	$ 114	$10,436

Income from discontinued operations	$ (16)	$ 2,230
Loss on sale of discontinued operations	(45)	-
Income tax expense (benefit), net	(23)	860
	$ (38)	$ 1,370

In November 2006, the Company purchased a minority interest in an online employment application from PowerOne at a cost of $118,000.

3	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen as well as their related online sites and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media. Each newspaper is solely responsible for its own news and editorial content. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	Three Months Ended December 31
(Thousands)	2006	2005

Operating revenue	$33,107	$31,837
Operating expenses, excluding depreciation and amortization	22,113	21,095
Operating income	$10,994	$10,742

Company’s 50% share of operating income	$ 5,497	$ 5,371
Less amortization of intangible assets	1,585	1,233
Equity in earnings of TNI	$ 3,912	$ 4,138

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $475,000 and $501,000 in the three months ended December 31, 2006 and 2005, respectively.

In January 2007, defined pension benefits for certain TNI employees were frozen at then current levels. As a result, TNI recognized a curtailment gain of approximately $2,100,000 in January 2007. See Note 7.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, a company that publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as their related online sites. Net income or loss of MNI (after income taxes) is allocated equally to the Company and The Capital Times Company. MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:

	Three Months Ended December 31
(Thousands)	2006	2005

Operating revenue	$30,319	$31,267
Operating expenses, excluding depreciation and amortization	20,817	22,819
Depreciation and amortization	1,139	1,273
Operating income	8,363	7,175
Net income	5,186	4,330

Company’s 50% share of net income	$ 2,593	$ 2,165

Debt of MNI totaled $2,167,000 and $8,014,000 at December 31, 2006 and September 30, 2006, respectively.

In 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Identified intangible assets consist of the following:

(Thousands)	December 31 2006	September 30 2006

Nonamortized intangible assets:
Mastheads	$ 73,746	$ 73,746
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,073,125	1,073,125
Less accumulated amortization	181,257	166,240
	891,868	906,885
Noncompete and consulting agreements	28,678	28,678
Less accumulated amortization	28,461	28,397
	217	281
	$ 965,831	$ 980,912

Annual amortization of intangible assets for the five years ending December 2011 is estimated to be $60,174,000, $59,505,000, $59,172,000, $59,011,000 and $58,102,000, respectively.

5	DEBT

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (the Old Credit Agreement) consummated in 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer Inc. (Pulitzer), a wholly-owned subsidiary of the Company, and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of 4.25:1 for two consecutive quarterly periods.

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.875% at December 31, 2006) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at December 31, 2006 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning in September 2006. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Company repaid the B Term Loan in full in 2006.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at December 31, 2006) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At December 31, 2006, the Company is in compliance with such covenants.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. The Company expects repayments in 2007 to meet or exceed required repayments related to its 2006 sales transactions.

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (the Indemnity Agreement) between The Herald Company, Inc. (Herald Inc.) and Pulitzer, Herald Inc. agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. In December 2006, Herald Inc. assigned its assets and liabilities to The Herald Publishing Company LLC (Herald).

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At December 31, 2006, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $99,810,000 at December 31, 2006. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

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

Debt consists of the following:

(Thousands)	December 31 2006	September 30 2006	Interest Rate(s) December 31, 2006

Credit Agreement:
A Term Loan	$ 926,000	$ 926,000	6.25-6.26%
Revolving credit facility	255,000	293,000	6.23-6.26
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	18,977	20,834
	1,505,977	1,545,834
Less current maturities	47,250	35,375
	$1,458,727	$1,510,459

Aggregate maturities of debt during the five years ending December 2011 are $47,250,000, $95,000,000, $448,500,000, $190,000,000 and $285,000,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At December 31, 2006 and 2005, the Company recorded an asset of $4,957,000 and $4,350,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At December 31, 2006, $1,437,000 of the asset amount noted above is related to interest rate swaps with a notional amount of $150,000,000 that expire in November 2007.

At December 31, 2006, after consideration of the interest rate swaps described above, approximately 56% of the principal amount of the Company’s debt is subject to floating interest rates.

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

The net periodic cost components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
	Three Months Ended December 31
(Thousands)	2006	2005
Service cost for benefits earned during the period	$ 740	$ 1,671
Interest cost on projected benefit obligation	2,325	2,213
Expected return on plan assets	(3,138)	(3,159)
Amortization of prior service cost	(23)	-
Amortization of net gain	(234)	-
Special termination benefits	-	4,433
Curtailment gain	-	(102)
	$ (330)	$ 5,056

	Postretirement Medical Plans
	Three Months Ended December 31
(Thousands)	2006	2005
Service cost for benefits earned during the period	$ 595	$ 844
Interest cost on projected benefit obligation	1,775	1,647
Expected return on plan assets	(528)	(518)
Amortization of net gain	(18)	-
Special termination benefits	-	659
	$ 1,824	$ 2,632

Based on its forecast at December 31, 2006, the Company expects to contribute $130,000 to its pension trust and $3,000,000 to its postretirement medical plans in 2007.

2007 Curtailments

In January 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of approximately $2,850,000 in January 2007, including the Company’s 50% share of the $2,100,000 gain recognized by TNI. See Note 3.

In January 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of approximately $1,940,000 in January 2007.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31
(Thousands, Except Per Share Data)	2006	2005

Income (loss) applicable to common stock:
Continuing operations	$26,689	$21,394
Discontinued operations	(38)	1,370
Net income	$26,651	$22,764

Weighted average common shares	45,972	45,587
Less non-vested restricted Common Stock	399	327
Basic average common shares	45,573	45,260
Dilutive stock options and restricted Common Stock	64	140
Diluted average common shares	45,637	45,400

Earnings per common share:
Basic:
Continuing operations	$ 0.59	$ 0.47
Discontinued operations	-	0.03
Net income	$ 0.58	$ 0.50

Diluted:
Continuing operations	$ 0.58	$ 0.47
Discontinued operations	-	0.03
Net income	$ 0.58	$ 0.50

Dividends per common share	$ 0.18	$ 0.18

In the three months ended December 31, 2006 and 2005, the Company had 1,050,000 and 444,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of earnings per common share.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2006	939	$37.96
Granted	304	28.72
Exercised	(1)	21.50
Cancelled	(3)	36.69
Outstanding, December 31, 2006	1,239	$35.71	7.2	$961

Exercisable, December 31, 2006	774	$37.09	5.9	$249

Options to purchase 1,030,000 shares of Common Stock with a weighted average exercise price of $38.46 per share were outstanding at December 31, 2005.

Total unrecognized compensation expense for unvested stock options as of December 31, 2006 is $2,770,000, which will be recognized over a weighted average period of 2.2 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the three months ended December 31, 2006:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2006	335	$43.91
Granted	194	28.72
Vested	(96)	45.45
Forfeited	(2)	35.70
Outstanding, December 31, 2006	431	$36.78

The fair value of restricted Common Stock vested during the three months ended December 31, 2006 totaled $2,727,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of December 31, 2006 is $9,770,000, which will be recognized over a weighted average period of 2.1 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At December 31, 2006, the Company had construction and equipment purchase commitments totaling approximately $7,708,000.

St. Louis Post-Dispatch Early Retirement Program

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized in the three months ended December 31, 2005 and $281,000 recognized in the three months ended March 31, 2006. Approximately $7,000,000 of the cost represented cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald holds a 5% interest. Herald’s 5% interest is reported as minority interest in the Consolidated Statements of Income and Comprehensive Income. Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes.

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

In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the Internal Revenue Service (IRS) as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. In 2005, the Company was advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald Inc. was included, requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company participated in the formulation of Herald Inc.’s response to this IRS request for information and documents. In 2006, the IRS concluded its examination without adjustment related to the Venture or the Initial Distribution and the Company considers the matter closed. The related statute of limitations expires in December 2007.

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

Income Taxes

The Company files income tax returns with the IRS and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The primary issues in audits currently in process or being contested relate to the appropriate determination of gains, and allocation to the various taxing authorities thereof, on businesses sold in 2001. The Company may also be subject to claims for transferring income tax liability related to businesses acquired in 2000. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position.

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. In August 2006, the IRS rescinded the notice of deficiency and issued a letter, which allowed the Company to initially pursue this matter at the IRS Appeals level. In February 2007, the IRS informed the Company that it does not intend to pursue the claim. The related statute of limitations expires in December 2007.

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

In September 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

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

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months ended December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2006 Annual Report on Form 10-K.

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended December 31, 2006	Percent of Revenue	Three Months Ended December 31, 2005	Percent of Revenue

Operating cash flow	$80,931	26.9%	$71,953	24.6%
Depreciation and amortization	23,428	7.8	21,881	7.5
Equity in earnings of associated companies	6,505	2.2	6,303	2.2
Operating income	$64,008	21.3%	$56,375	19.3%

Adjusted Income From Continuing Operations and Adjusted Earnings Per Common Share

Adjusted income from continuing operations and adjusted earnings per common share, which are defined as income from continuing operations and earnings per common share adjusted to exclude matters of a substantially non-recurring nature, represent non-GAAP financial measures that are used in the analysis below. The Company believes the use of adjusted income from continuing operations and adjusted earnings per common share provide meaningful supplemental information to investors and financial analysts with which to evaluate its financial performance by excluding matters that may not be indicative of its core business operating results and are of a substantially non-recurring nature. The Company also believes that both management and investors benefit from referring to these non-GAAP financial measures in assessing the Company’s performance and in forecasting and analyzing future periods that are not likely to include the adjusted items. References to these non-GAAP measures should not, however, be considered a substitute for income from continuing operations and earnings per common share presented in accordance with GAAP.

A reconciliation of adjusted income from continuing operations and adjusted earnings per common share to income from continuing operations and earnings per common share, respectively, the most directly comparable measures under GAAP, is set forth below under the caption “Overall Results” .

SAME PROPERTY COMPARISONS

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude TNI and MNI. The Company owns 50% of TNI and also owns 50% of the capital stock of MNI, both of which are reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

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

The Company’s reserves for health care and workers compensation claims are based upon an estimate of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

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

In September 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

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

In June 2005, the Company acquired Pulitzer. Pulitzer published 14 daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owns a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% to almost 1.7 million daily and more than 1.9 million Sunday, and revenue, on an annualized basis, by more than 60%. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers.

In 2006, the Company sold the assets of its publishing and commercial printing operations in Seattle and Spokane, Washington and Portland, Oregon.

The Company is focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;

•	Emphasize strong local news;

•	Accelerate our online innovation;

•	Increase circulation, readership and online audience;

•	Nurture employee development and achievement; and

•	Exercise careful cost control.

Certain aspects of these priorities are discussed below.

More than 75% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase readership and circulation unit sales through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that increase the Company’s operating revenue.

Increases in same property advertising revenue in the three months ended December 31, 2006 more than offset increases in same property operating costs, resulting in growth in operating cash flow, operating income and earnings from continuing operations.

THREE MONTHS ENDED DECEMBER 31, 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended December 31		Percent Change
(Thousands, Except Per Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$132,643	$131,346	1.0%	1.0%
National	17,902	17,659	1.4	1.4
Classified:
Daily newspapers:
Employment	19,248	20,091	(4.2)	(4.2)
Automotive	14,038	14,212	(1.2)	(1.2)
Real estate	14,891	15,387	(3.2)	(3.2)
All other	9,502	9,177	3.5	3.5
Other publications	11,424	10,479	9.0	8.8
Total classified	69,103	69,346	(0.4)	(0.4)
Online	10,913	7,134	53.0	53.0
Niche publications	3,599	3,414	5.4	5.4
Total advertising revenue	234,160	228,899	2.3	2.3
Circulation	52,271	51,587	1.3	1.3
Commercial printing	4,210	4,320	(2.5)	(0.7)
Online services and other	9,849	7,439	32.4	18.9
Total operating revenue	300,490	292,245	2.8	2.5
Compensation	113,012	110,923	1.9	0.2
Newsprint and ink	31,101	30,160	3.1	4.3
Other operating expenses	75,446	70,484	7.0	5.7
Early retirement program	-	8,373	NM	NM
Transition costs	-	352	NM	NM
Total operating expenses, excluding depreciation and amortization	219,559	220,292	(0.3)	(1.4)
Operating cash flow	80,931	71,953	12.5	12.9
Depreciation and amortization	23,428	21,881	7.1	6.5
Equity in earnings of associated companies	6,505	6,303	3.2
Operating income	64,008	56,375	13.5
Non-operating expense, net	(21,926)	(22,681)	(3.3)
Income from continuing operations before income taxes	42,082	33,694	24.9
Income tax expense	14,889	12,041	23.7
Minority interest	504	259	94.6
Income from continuing operations	$ 26,689	$ 21,394	24.7%

Earnings per common share:
Basic	$ 0.59	$ 0.47	25.5%
Diluted	0.58	0.47	23.4

Day exchanges in the quarter affected results in varying degrees. Newspapers owned before the Pulitzer acquisition, which account for approximately 60% of revenue, recorded 14 Sundays in the three months ended December 31, 2006, compared with 13 in the prior year quarter. Sundays normally generate more advertising revenue than any other day of the week. In December 2006, however, the last two Sundays preceded holidays, which tends to diminish retail and classified advertising. The former Pulitzer newspapers use period accounting and were not affected by day exchanges.

In total, acquisitions and divestitures accounted for $1,077,000 of operating revenue and $1,001,000 of operating expenses, other than depreciation and amortization, in the three months ended December 31, 2006. Acquisitions and divestitures accounted for $80,000 of operating revenue and $63,000 of operating expenses other than depreciation and amortization, in the three months ended December 31, 2005. For the three months ended December 31, 2006, total same property operating revenue increased $7,248,000, or 2.5%.

Advertising Revenue

Same property advertising revenue increased $5,204,000, or 2.3% for the three months ended December 31, 2006. Same property retail revenue increased $1,261,000, or 1.0%. Same property average retail rate, excluding preprint insertions, increased 0.9%. Same property preprint insertion revenue increased 4.2%.

Same property classified advertising revenue decreased 0.4% for the three months ended December 31, 2006. Higher margin employment advertising at the daily newspapers decreased 4.2% on a same property basis, and same property real estate classified revenue decreased 3.2%. Same property automotive classified advertising decreased 1.2% amid a continuing industry-wide decline. Same property average classified rates decreased 2.9%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Three Months Ended December 31
(Thousands of Inches)	2006	2005	Percent Change

Retail	3,733	3,754	(0.6)%
National	203	229	(11.4)
Classified	3,959	3,934	0.6
	7,895	7,917	(0.3)%

Online advertising increased $3,779,000, or 53.0%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. Advertising in niche publications increased 5.4% on a same property basis, due in part to new publications in existing markets.

Circulation and Other Revenue

Same property circulation revenue increased $667,000, or 1.3%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 0.3% and Sunday circulation decreased 1.0% for the three months ended December 2006, compared to the prior year. In spite of modest declines in circulation, the Company is reaching an increasingly larger share of its markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $30,000, or 0.7%. Same property online services and other revenue increased $1,407,000, or 18.9%.

Operating Expenses and Results of Operations

Same property compensation expense increased $226,000, or 0.2%, in the current year quarter. Same property full-time equivalent employees decreased 1.4% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $1,288,000, or 4.3%, in the current year quarter due to newsprint and ink price increases, offset by a decrease in usage. Newsprint prices, which had been increasing since the summer of 2002, began to decrease in September 2006. Same property newsprint volume decreased 4.7% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $3,862,000, or 5.7%, in the current year quarter. Expenses to maintain circulation, postage and outside printing costs contributed to the growth in other operating expenses.

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized in the three months ended December 31, 2005 and $281,000 recognized in the three months ended March 31, 2006. Approximately $7,000,000 of the cost represented cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Transition costs related to the acquisition of Pulitzer totaled $352,000 for the three months ended December 31, 2005. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Operating cash flow improved 12.5% to $80,931,000 in the current year quarter from $71,953,000 in the prior year. Operating cash flow margin increased to 26.9% from 24.6% in the prior year quarter due to the inclusion of one-time costs in the prior year quarter, and a 12.9% increase in same property operating cash flow. Same property operating cash flow margin increased to 29.9%, from 27.1% in the prior year quarter.

Depreciation and amortization expense increased $1,399,000, or 6.5%, on a same property basis. In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years, resulting in the increase in amortization expense.

Equity in earnings of associated companies increased to $6,505,000 in the current year quarter, compared to $6,303,000 in the prior year quarter. TNI, which uses period accounting, had 14 weeks of business activity in the three months ended December 31, 2006, compared with 13 weeks in the prior year quarter. Operating income increased 13.5% to $64,008,000. Operating income margin increased to 21.3% from 19.3%.

Nonoperating Income and Expense

Financial expense decreased $602,000 due to lower levels of debt, partially offset by higher interest rates.

Overall Results

The Company’s effective income tax rate decreased to 35.4% from 35.7% in the prior year quarter. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate in the three months ended December 31, 2006.

As a result of all of the above, earnings per diluted common share increased 23.4% to $0.58 per share from $0.47 per share in the prior year quarter. Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.58 for the three months ended December 31, 2006, compared to $0.59 in the prior year quarter.

	Three Months Ended December 31
	2006		2005
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$26,689	$0.58	$21,394	$0.47
Adjustments to income from continuing operations:
Early retirement program	-		8,373
Transition costs	-		352
			8,725
Income tax benefit of adjustments, net	-		(3,133)
	-	-	5,592	0.12
Income from continuing operations, as adjusted	$26,689	$0.58	$26,986	$0.59

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $37,139,000 for the three months ended December 31, 2006, and $43,887,000 for the same period in 2005. Increased net income was more than offset by changes in working capital, accounting for the change between years.

Cash required for investing activities totaled $7,176,000 for the three months ended December 31, 2006, and $5,228,000 in the same period in 2005. Capital expenditures account for substantially all of the usage of funds in both the current year and prior year periods.

The Company anticipates that funds necessary for future capital expenditures and other requirements will be available from internally generated funds, its Credit Agreement or, if necessary, by accessing the capital markets.

In 2006, the Company entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000, including a $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012.

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

Cash required for financing activities of continuing operations totaled $47,060,000 during the three months ended December 31, 2006, and provided $35,997,000 in the prior year quarter. Debt repayments and dividends accounted for the primary usage of funds in both years.

Cash provided by discontinued operations totaled $19,202,000 in the three months ended December 31, 2006 and $1,174,000 in the three months ended December 31, 2005. Cash generated from the sales of discontinued operations was the primary source of funds in the current year quarter. Cash generated from operations was the primary source of funds in 2005.

Cash and cash equivalents increased $2,105,000 for the three months ended December 31, 2006, and increased $3,836,000 for the same period in 2005.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $8,310,000, based on $831,000,000 of floating rate debt outstanding at December 31, 2006, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. Certain of the Company’s interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

At December 31, 2006, after consideration of the interest rate swaps described above, approximately 56% of the principal amount of the Company’s debt is subject to floating interest rates.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. Newsprint prices have recently begun to decline, after rising for more than four years.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,730,000 based on anticipated consumption in 2007, excluding consumption of MNI and TNI. Such prices may also decrease.

In January 2007, Abitibi-Consolidated Inc. and Bowater Inc. announced a merger of the two companies. The merger would significantly increase the market share of the combined company from that of the individual companies and is expected to create substantial operating efficiencies. The Company acquires newsprint and specialty paper products from both Abitibi-Consolidated Inc and Bowater Inc. At the present time, the impact on pricing of products sold to the Company as a result of the merger cannot be determined.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at December 31, 2006.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at December 31, 2006 is approximately $6,862,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of December 31, 2006, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended December 31, 2006.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the three months ended December 31, 2006, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number of Shares Purchased	Average Price Per Share

November	35,184	$28.47

Item 6.	Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: February 9, 2007
Carl G. Schmidt Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)