Form 10-Q
period 2007-03-31
LEE ENTERPRISES, INC
filed 2007-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

As of March 31, 2007, 39,778,732 shares of Common Stock and 6,271,142 shares of Class B Common Stock of the Registrant were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Common Share Data)	2007	2006	2007	2006
Operating revenue:
Advertising	$198,822	$203,320	$432,982	$432,216
Circulation	50,119	50,903	102,390	102,490
Other	12,719	11,967	26,778	23,729
Total operating revenue	261,660	266,190	562,150	558,435
Operating expenses:
Compensation	109,668	109,393	222,680	220,316
Newsprint and ink	27,235	28,511	58,336	58,671
Depreciation	8,691	8,005	17,038	16,039
Amortization of intangible assets	15,059	13,924	30,140	27,771
Other operating expenses	70,096	66,892	145,542	137,376
Curtailment gains	(3,731)	-	(3,731)	-
Early retirement program	-	281	-	8,654
Transition costs	-	801	-	1,153
Total operating expenses	227,018	227,807	470,005	469,980
Equity in earnings of associated companies	5,305	5,017	11,810	11,320
Operating income	39,947	43,400	103,955	99,775
Non-operating income (expense):
Financial income	1,522	1,610	3,031	2,966
Financial expense	(22,544)	(23,694)	(45,979)	(47,731)
Total non-operating expense, net	(21,022)	(22,084)	(42,948)	(44,765)
Income before income taxes	18,925	21,316	61,007	55,010
Income tax expense	6,680	7,611	21,569	19,652
Minority interest	300	264	804	523
Income from continuing operations	11,945	13,441	38,634	34,835
Discontinued operations	(54)	994	(92)	2,364
Net income	11,891	14,435	38,542	37,199
Other comprehensive income (loss), net	(689)	2,096	(837)	3,076
Comprehensive income	$11,202	$16,531	$37,705	$40,275

Earnings per common share:
Basic:
Continuing operations	$0.26	$0.30	$0.85	$0.77
Discontinued operations	-	0.02	-	0.05
Net income	$0.26	$0.32	$0.85	$0.82

Diluted:
Continuing operations	$0.26	$0.30	$0.84	$0.77
Discontinued operations	-	0.02	-	0.05
Net income	$0.26	$0.32	$0.84	$0.82

Dividends per common share	$0.18	$0.18	$0.36	$0.36

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	March 31 2007	September 30 2006

ASSETS

Current assets:
Cash and cash equivalents	$ 10,821	$ 8,638
Accounts receivable, net	106,492	115,353
Receivable from associated companies	-	1,563
Receivable from sales of discontinued operations	-	20,700
Inventories	12,642	19,271
Assets of discontinued operations	-	342
Other	16,257	18,545
Total current assets	146,212	184,412
Investments	216,571	219,091
Restricted cash and investments	103,560	96,060
Property and equipment, net	322,360	327,252
Goodwill	1,498,830	1,498,830
Other intangible assets	950,772	980,912
Other	20,389	23,252
Total assets	$3,258,694	$3,329,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$ 47,500	$ 35,375
Accounts payable	27,486	38,129
Compensation and other accrued liabilities	59,535	58,457
Income taxes payable	8,345	22,634
Dividends payable	6,661	6,581
Unearned revenue	41,691	38,624
Liabilities of discontinued operations	-	523
Total current liabilities	191,218	200,323
Long-term debt, net of current maturities	1,432,969	1,510,459
Pension obligations	33,200	38,420
Postretirement and postemployment benefit obligations	99,510	100,231
Deferred items	477,647	481,679
Other	9,310	8,072
Total liabilities	2,243,854	2,339,184
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:
March 31, 2007 39,779 shares;
September 30, 2006 39,487 shares	79,558	78,974
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
March 31, 2007 6,271 shares;
September 30, 2006 6,394 shares	12,542	12,788
Additional paid-in capital	126,464	123,738
Retained earnings	793,935	771,947
Accumulated other comprehensive income	2,341	3,178
Total stockholders’ equity	1,014,840	990,625
Total liabilities and stockholders’ equity	$3,258,694	$3,329,809

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31
(Thousands)	2007	2006
Cash provided by (required for) operating activities:
Net income	$38,542	$37,199
Results of discontinued operations	(92)	2,364
Income from continuing operations	38,634	34,835
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47,178	43,810
Stock compensation expense	3,959	4,047
Amortization of debt fair value adjustment	(3,740)	(3,547)
Distributions greater than current earnings of associated companies	315	618
Other, net	(10,983)	35,837
Net cash provided by operating activities of continuing operations	75,363	115,600
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(12,706)	(11,628)
Purchases of marketable securities	(56,983)	(31,998)
Sales of marketable securities	43,752	31,849
Decrease (increase) in restricted cash	6,562	(7,141)
Acquisitions, net	(118)	(4,415)
Other, net	3,690	2,980
Net cash required for investing activities of continuing operations	(15,803)	(20,353)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	42,000	15,000
Payments on long-term debt	(103,625)	(97,000)
Common stock transactions, net	(763)	2,852
Cash dividends paid	(16,474)	(16,240)
Financing costs	-	(2,579)
Net cash required for financing activities of continuing operations	(78,862)	(97,967)
Net cash provided by (required for) discontinued operations:
Operating activities	(681)	3,196
Investing activities	22,166	(101)
Net increase in cash and cash equivalents	2,183	375
Cash and cash equivalents:
Beginning of period	8,638	7,543
End of period	$10,821	$7,918

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 31, 2007 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In 2007, the Company purchased a minority interest in an online employment application from PowerOne Media, LLC (PowerOne), in which the Company and MNI own minority interests, at a cost of $118,000.

In 2006, the Company purchased a web-hosting business and national advertising network at a cost of $3,800,000 from PowerOne and purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In 2006, the Company also purchased a weekly newspaper at a cost of $412,000. These acquisitions did not have a material effect on the Consolidated Financial Statements.

In September 2006, the Company sold several stand-alone publishing and commercial printing operations in Seattle and Spokane, Washington, and Portland, Oregon, a twice weekly newspaper in Oregon, and a daily newspaper in Rhinelander, Wisconsin. The Company received $33,198,000 in September 2006 and recorded a receivable of $20,700,000, which was collected in 2007. In October 2006, the Company sold a weekly newspaper in Oregon. The transactions resulted in an after tax loss of $5,204,000, which was recorded in discontinued operations in 2006.

Results of discontinued operations consist of the following:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2007	2006	2007	2006

Operating revenue	$ -	$9,668	$ 114	$20,104

Income from discontinued operations	$ -	$1,614	$ (16)	$ 3,844
Loss on sale of discontinued operations	(81)	-	(126)	-
Income tax expense (benefit), net	(27)	620	(50)	1,480
	$(54)	$ 994	$ (92)	$ 2,364

3	INVESTMENTS IN ASSOCIATED COMPANIES

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

Summarized results of TNI are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2007	2006	2007	2006

Operating revenue	$29,804	$30,719	$62,911	$62,555
Operating expenses, excluding depreciation and amortization	18,708	21,153	40,821	42,249
Operating income	$11,096	$ 9,566	$22,090	$20,306

Company’s 50% share of operating income	$ 5,548	$ 4,783	$11,045	$10,153
Less amortization of intangible assets	1,585	1,233	3,170	2,465
Equity in earnings of TNI	$ 3,963	$ 3,550	$ 7,875	$ 7,688

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $337,000 and $446,000 in the three months ended March 31, 2007 and 2006, respectively, and $812,000 and $947,000 in the six months ended March 31, 2007 and 2006, respectively.

In January 2007 defined pension benefits for certain TNI employees were frozen at the current levels. As a result, TNI recognized a curtailment gain of $2,074,000 in January 2007. See Note 7.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as their related online sites. Net income or loss of MNI (after income taxes) is allocated equally to the Company and The Capital Times Company. MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands)	2007	2006	2007	2006

Operating revenue	$26,217	$28,628	$56,536	$59,895
Operating expenses, excluding depreciation and amortization	20,882	22,718	41,699	45,537
Depreciation and amortization	1,137	1,267	2,276	2,540
Operating income	4,198	4,643	12,561	11,818
Net income	2,684	2,934	7,870	7,264

Company’s 50% share of net income	$ 1,342	$ 1,467	$ 3,935	$3,632

Debt of MNI totaled $3,455,000 and $8,014,000 at March 31, 2007 and September 30, 2006, respectively.

In 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

4	OTHER INTANGIBLE ASSETS

Identified intangible assets consist of the following:

(Thousands)	March 31 2007	September 30 2006

Nonamortized intangible assets:
Mastheads	$ 73,746	$ 73,746
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,073,125	1,073,125
Less accumulated amortization	196,272	166,240
	876,853	906,885
Noncompete and consulting agreements	28,678	28,678
Less accumulated amortization	28,505	28,397
	173	281
	$ 950,772	$ 980,912

Annual amortization of intangible assets for each of the five years ending March 2012 is estimated to be $60,103,000, $59,304,000, $59,154,000, $58,818,000 and $58,008,000, respectively.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.75% at March 31, 2007) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at March 31, 2007 are Eurodollar-based.

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

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at March 31, 2007) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At March 31, 2007, the Company is in compliance with such covenants.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At March 31, 2007, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $103,560,000 at March 31, 2007. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Lenders.

Debt consists of the following:

(Thousands)	March 31 2007	September 30 2006	Interest Rate(s) March 31, 2007

Credit Agreement:
A Term Loan	$ 914,375	$ 926,000	6.07-6.11%
Revolving credit facility	243,000	293,000	6.07
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	17,094	20,834
	1,480,469	1,545,834
Less current maturities	47,500	35,375
	$1,432,969	$1,510,459

Aggregate maturities of debt during the five years ending March 2012 are $47,500,000, $118,750,000, $448,500,000, $213,750,000 and $308,750,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At March 31, 2007 and September 30, 2006, the Company recorded an asset of $3,609,000 and $5,234,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At March 31, 2007, $1,042,000 of the asset amount noted above is related to interest rate swaps with a notional amount of $150,000,000 that expire in November 2007.

At March 31, 2007, after consideration of the interest rate swaps described above, approximately 55% of the principal amount of the Company’s debt is subject to floating interest rates.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
(Thousands)	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006

Service cost for benefits earned during the period	$ 390	$ 1,173	$ 1,130	$ 2,844
Interest cost on projected benefit obligation	2,282	2,365	4,607	4,578
Expected return on plan assets	(3,229)	(3,112)	(6,367)	(6,271)
Amortization of net gain	(373)	-	(607)	-
Amortization of prior service cost	(23)	-	(46)	-
Special termination benefits	-	90	-	4,523
Curtailment gains	(3,865)	-	(3,865)	(102)
	$(4,818)	$ 516	$(5,148)	$ 5,572

	Postretirement Medical Plans
(Thousands)	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006

Service cost for benefits earned during the period	$ 501	$ 844	$ 1,096	$ 1,688
Interest cost on projected benefit obligation	1,719	1,647	3,494	3,294
Expected return on plan assets	(554)	(518)	(1,082)	(1,036)
Amortization of net gain	(28)	-	(46)	-
Amortization of prior service cost	(58)	-	(58)	-
Special termination benefits	-	-	-	659
Curtailment gain	(1,940)	-	(1,940)	-
	$ (360)	$1,973	$ 1,464	$ 4,605

$(2,145,000), $151,000, $(1,994,000) and $302,000 of net periodic pension cost (benefit) in the three months and six months ended March 31, 2007 and 2006, respectively, is allocated to TNI.

Based on its forecast at March 31, 2007, the Company expects to contribute $130,000 to its pension trust and $3,000,000 to its postretirement medical plans in 2007.

2007 Curtailments

In January 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000, and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI. See Note 3.

In January 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000.

8	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Six Months Ended March 31
(Thousands, Except Per Share Data)	2007	2006	2007	2006

Income (loss) applicable to common stock:
Continuing operations	$11,945	$13,441	$38,634	$34,835
Discontinued operations	(54)	994	(92)	2,364
Net income	$11,891	$14,435	$38,542	$37,199

Weighted average common shares	46,049	45,742	46,010	45,664
Less non-vested restricted Common Stock	424	352	411	339
Basic average common shares	45,625	45,390	45,599	45,325
Dilutive stock options and restricted Common Stock	180	136	122	137
Diluted average common shares	45,805	45,526	45,721	45,462

Earnings per common share:
Basic:
Continuing operations	$0.26	$0.30	$0.85	$0.77
Discontinued operations	-	0.02	-	0.05
Net income	$0.26	$0.32	$0.85	$0.82

Diluted:
Continuing operations	$0.26	$0.30	$0.84	$0.77
Discontinued operations	-	0.02	-	0.05
Net income	$0.26	$0.32	$0.84	$0.82

Dividends per common share	$0.18	$0.18	$0.36	$0.36

For the three months ended March 31, 2007 and 2006, the Company had 854,000 and 670,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of earnings per common share. For the six months ended March 31, 2007 and 2006, the weighted average shares not considered in the computation of earnings per common share were 854,000 and 447,000, respectively.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2006	939	$37.96
Granted	304	28.72
Exercised	(1)	21.50
Cancelled	(12)	38.93
Outstanding, March 31, 2007	1,230	$35.68	6.9	$574

Exercisable, March 31, 2007	773	$37.09	5.5	$174

Options to purchase 975,000 shares of Common Stock with a weighted average exercise price of $37.99 per share were outstanding at March 31, 2006.

Total unrecognized compensation expense for unvested stock options as of March 31, 2007 is $2,389,000, which will be recognized over a weighted average period of 1.9 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the six months ended March 31, 2007:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2006	335	$43.91
Granted	197	28.73
Vested	(103)	45.39
Forfeited	(4)	35.18
Outstanding, March 31, 2007	425	$36.61

The fair value of restricted Common Stock vested during the six months ended March 31, 2007 totaled $2,941,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of March 31, 2007 is $8,573,000, which will be recognized over a weighted average period of 1.9 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At March 31, 2007, the Company had construction and equipment purchase commitments totaling approximately $9,570,000.

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

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. In August 2006, the IRS rescinded the notice of deficiency and issued a letter which allowed the Company to initially pursue this matter at the IRS Appeals level. In February 2007, the IRS informed the Company that it does not intend to pursue the claim. The related statute of limitations expires in December 2007.

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

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and six months ended March 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2006 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes that operating cash flow and the related margin percentage are useful measures of evaluating its financial performance because of their focus on the Company’s results from operations before depreciation, amortization and earnings of equity investments. The Company also believes that these measures are several of the alternative financial measures of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a company and evaluate its ability to meet debt service requirements.

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended March 31, 2007	Percent of Revenue	Three Months Ended March 31, 2006	Percent of Revenue

Operating cash flow	$58,392	22.3%	$60,312	22.7%
Depreciation and amortization	23,750	9.1	21,929	8.2
Equity in earnings of associated companies	5,305	2.0	5,017	1.9
Operating income	$39,947	15.3%	$43,400	16.3%

(Thousands)	Six Months Ended March 31, 2007	Percent of Revenue	Six Months Ended March 31, 2006	Percent of Revenue

Operating cash flow	$139,323	24.8%	$132,265	23.7%
Depreciation and amortization	47,178	8.4	43,810	7.8
Equity in earnings of associated companies	11,810	2.1	11,320	2.0
Operating income	$103,955	18.5%	$ 99,775	17.9%

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

Reconciliations of adjusted income from continuing operations and adjusted earnings per common share to income from continuing operations and earnings per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

The Company’s critical accounting policies include the following:

•	Goodwill and other intangible assets

•	Pension, postretirement and postemployment benefit plans

•	Income taxes

•	Revenue recognition

•	Uninsured risks

Additional information regarding these critical accounting policies can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the Company’s 2006 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

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

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

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

In 2006, the Company sold the assets of its publishing and commercial printing operations in Seattle and Spokane, Washington and Portland, Oregon.

The Company is focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;

•	Emphasize strong local news;

•	Accelerate online innovation;

•	Increase circulation, readership and online audience;

•	Nurture employee development and achievement; and

•	Exercise careful cost control.

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

Decreases in advertising and total revenue in the three months ended March 31, 2007 more than offset decreases in operating expenses (including depreciation and amortization) and resulted in lower operating cash flow, operating income and income from continuing operations. Increases in advertising and total revenue and flat operating expenses resulted in growth in operating cash flow, operating income and income from continuing operations during the six month period ended March 31, 2007. Unusual costs in the prior year and unusual cost reductions in the current year impacted results.

THREE MONTHS ENDED MARCH 31, 2007

Results from continuing operations, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended March 31		Percent Change
(Thousands, Except Per Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$101,298	$104,188	(2.8)%	(2.8)%
National	12,954	14,121	(8.3)	(8.3)
Classified:
Daily newspapers:
Employment	20,424	22,738	(10.2)	(10.2)
Automotive	13,144	14,573	(9.8)	(9.8)
Real estate	13,861	14,962	(7.4)	(7.4)
All other	8,604	9,151	(6.0)	(6.0)
Other publications	11,624	10,926	6.4	6.4
Total classified	67,657	72,350	(6.5)	(6.5)
Online	12,595	8,185	53.9	53.9
Niche publications	4,318	4,476	(3.5)	(3.5)
Total advertising revenue	198,822	203,320	(2.2)	(2.2)
Circulation	50,119	50,903	(1.5)	(1.6)
Commercial printing	3,922	4,146	(5.4)	(3.6)
Online services and other	8,797	7,821	12.5	6.5
Total operating revenue	261,660	266,190	(1.7)	(1.9)
Compensation	109,668	109,393	0.3	0.2
Newsprint and ink	27,235	28,511	(4.5)	(2.4)
Other operating expenses	70,096	66,892	4.8	5.6
Curtailment gains	(3,731)	-	NM	NM
Early retirement program	-	281	NM	NM
Transition costs	-	801	NM	NM
Total operating expenses, excluding depreciation and amortization	203,268	205,878	(1.3)	0.2
Operating cash flow	58,392	60,312	(3.2)	(8.1)
Depreciation and amortization	23,750	21,929	8.3	6.4
Equity in earnings of associated companies	5,305	5,017	5.7
Operating income	39,947	43,400	(8.0)
Non-operating expense, net	(21,022)	(22,084)	(4.8)
Income from continuing operations before income taxes	18,925	21,316	(11.2)
Income tax expense	6,680	7,611	(12.2)
Minority interest	300	264	13.6
Income from continuing operations	$ 11,945	$13,441	(11.1)%

Earnings per common share:
Basic	$ 0.26	$ 0.30	(13.3)%
Diluted	0.26	0.30	(13.3)

Day exchanges in the quarter affected results in varying degrees. Newspapers owned before the Pulitzer acquisition, which account for approximately 60% of revenue, recorded 12 Sundays in the three months ended March 31, 2007, compared with 13 in the prior year quarter. Sundays normally generate more advertising revenue than any other day of the week. The former Pulitzer newspapers use period accounting and were not affected by day exchanges.

In total, 2006 acquisitions and divestitures accounted for $917,000 of operating revenue and $1,105,000 of operating expenses, other than depreciation and amortization, in the three months ended March 31, 2007. Acquisitions and divestitures accounted for $495,000 of operating revenue and $385,000 of operating expenses, other than depreciation and amortization, in the three months ended March 31, 2006. For the three months ended March 31, 2007, total same property operating revenue decreased $4,952,000, or 1.9%.

Advertising Revenue

Same property advertising revenue decreased $4,503,000, or 2.2% for the three months ended March 31, 2007. Same property retail revenue decreased $2,890,000, or 2.8%. Same property average retail rate, excluding preprint insertions, decreased 1.9%. Same property preprint insertion revenue decreased 2.0%.

Same property classified advertising revenue decreased $4,697,000, or 6.5% for the three months ended March 31, 2007. Higher margin employment advertising in the Company’s daily newspapers decreased 10.2% on a same property basis, and same property real estate classified revenue decreased 7.4%, in a soft housing market nationally. Same property automotive classified advertising decreased 9.8% amid a continuing industry-wide decline. Same property average classified rates decreased 1.7%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Three Months Ended March 31
(Thousands of Inches)	2007	2006	Percent Change

Retail	3,020	3,031	(0.4)%
National	164	194	(15.5)
Classified	3,659	3,929	(6.9)
	6,843	7,154	(4.3)%

Online advertising increased $4,410,000, or 53.9%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications decreased 3.5% on a same property basis.

On a combined basis, print and online retail advertising decreased 1.5% and classified advertising decreased 2.0% during the three months ended March 31, 2007.

Circulation and Other Revenue

Same property circulation revenue decreased $791,000, or 1.6%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, increased 0.1% and Sunday circulation decreased 1.4% for the three months ended March 2007, compared to the prior year. In spite of modest declines in Sunday circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $146,000, or 3.6%. Same property online services and other revenue increased $488,000, or 6.5%.

Operating Expenses and Results of Operations

Same property compensation expense increased $231,000, or 0.2%, in the current year quarter. Same property full-time equivalent employees decreased 1.0% year over year. Normal salary increases and associated increases in related benefits contributed to the increase. Same property newsprint and ink costs decreased $668,000, or 2.4%, in the current year quarter due to newsprint price decreases and a decrease in usage. Newsprint prices, which had been increasing since the summer of 2002, began to decrease in September 2006. Such costs may continue to decline for the remainder of the fiscal year. Same property newsprint volume decreased 4.0% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $3,585,000, or 5.6%, in the current year quarter. Expenses to maintain circulation and support revenue initiatives in print and online contributed to the growth in other operating expenses. Such costs are expected to continue to rise, but at a lower rate of growth, for the remainder of the fiscal year.

In January 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000 in January 2007, and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI.

In January 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000 in January 2007.

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

Operating cash flow declined 3.2% to $58,392,000 in the current year quarter from $60,312,000 in the prior year. Operating cash flow margin decreased to 22.3% from 22.7% in the prior year quarter due to a 8.1% decrease in same property operating cash flow. Same property operating cash flow margin decreased to 23.7%, from 25.3% in the prior year quarter.

Depreciation and amortization expense increased $1,380,000, or 6.4%, on a same property basis. In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years, resulting in the increase in amortization expense.

Equity in earnings of associated companies increased to $5,305,000 in the current year quarter, compared to $5,017,000 in the prior year quarter. The Company’s 50% share of TNI’s curtailment gain increased results by $1,037,000.

Operating income decreased 8.0% to $39,947,000. Operating income margin decreased to 15.3% from 16.3%.

Nonoperating Income and Expense

Financial expense decreased $1,150,000 due to lower levels of debt, partially offset by higher interest rates.

Overall Results

The Company’s effective income tax rate decreased to 35.3% from 35.7% in the prior year quarter. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate for the three months ended March 31, 2007.

As a result of all of the above, earnings per diluted common share decreased 13.3% to $0.26 per share from $0.30 per share in the prior year quarter. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $0.19 for the three months ended March 31, 2007, compared to $0.31 in the prior year quarter. Per share amounts in the table below may not add due to rounding.

	Three Months Ended March 31
	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$11,945	$ 0.26	$13,441	$0.30
Adjustments to income from continuing operations:
Curtailment gains	(3,731)		-
Curtailment gain, Tucson	(1,037)		-
Early retirement program	-		281
Transition costs	-		801
	(4,768)		1,082
Income tax expense (benefit) of adjustments, net	1,683		(388)
	(3,085)	(0.07)	694	0.02
Income from continuing operations, as adjusted	$8,860	$ 0.19	$14,135	$0.31

SIX MONTHS ENDED MARCH 31, 2007

Results from continuing operations, as reported in the Consolidated Financial Statements, are summarized below:

	Six Months Ended March 31		Percent Change
(Thousands, Except Per Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$233,941	$235,533	(0.7)%	(0.7)%
National	30,856	31,779	(2.9)	(2.9)
Classified:
Daily newspapers:
Employment	39,717	42,865	(7.3)	(7.3)
Automotive	27,182	28,786	(5.6)	(5.6)
Real estate	28,752	30,348	(5.3)	(5.3)
All other	18,061	18,292	(1.3)	(1.3)
Other publications	23,048	21,405	7.7	7.6
Total classified	136,760	141,696	(3.5)	(3.5)
Online	23,508	15,319	53.5	53.5
Niche publications	7,917	7,889	0.4	0.4
Total advertising revenue	432,982	432,216	0.2	0.2
Circulation	102,390	102,490	(0.1)	(0.1)
Commercial printing	8,132	8,466	(3.9)	(2.1)
Online services and other	18,646	15,263	22.2	12.7
Total operating revenue	562,150	558,435	0.7	0.4
Compensation	222,680	220,316	1.1	0.2
Newsprint and ink	58,336	58,671	(0.6)	1.1
Other operating expenses	145,542	137,376	5.9	5.6
Curtailment gains	(3,731)	-	NM	NM
Early retirement program	-	8,654	NM	NM
Transition costs	-	1,153	NM	NM
Total operating expenses, excluding depreciation and amortization	422,827	426,170	(0.8)	(0.6)
Operating cash flow	139,323	132,265	5.3	3.3
Depreciation and amortization	47,178	43,810	7.7	6.5
Equity in earnings of associated companies	11,810	11,320	4.3
Operating income	103,955	99,775	4.2
Non-operating expense, net	(42,948)	(44,765)	(4.1)
Income from continuing operations before income taxes	61,007	55,010	10.9
Income tax expense	21,569	19,652	9.8
Minority interest	804	523	53.7
Income from continuing operations	$38,634	$ 34,835	10.9%

Earnings per common share:
Basic	$0.85	$ 0.77	10.4%
Diluted	0.84	0.77	9.1

Day exchanges in the quarter affected results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week. The six months ended March 31, 2007 had the same number of Sundays as the prior year six month period. In December 2006, however, the two Sundays preceded holidays, which tends to diminish retail and classified advertising. The former Pulitzer newspapers use period accounting and were not affected by day exchanges.

In total, acquisitions and divestitures accounted for $1,994,000 of operating revenue and $2,106,000 of operating expenses, other than depreciation and amortization, in the six months ended March 31, 2007. Acquisitions and divestitures accounted for $575,000 of operating revenue and $448,000 of operating expenses other than depreciation and amortization, in the six months ended March 31, 2006. For the six months ended March 31, 2007, total same property operating revenue increased $2,296,000, or 0.4%.

Advertising Revenue

Same property advertising revenue increased $701,000, or 0.2% for the six months ended March 31, 2007. Same property retail revenue decreased $1,629,000, or 0.7%. Same property average retail rate, excluding preprint insertions, decreased 0.3%. Same property preprint insertion revenue increased 1.5%.

Same property classified advertising revenue decreased 3.5% for the six months ended March 31, 2007. Higher margin employment advertising in the Company’s daily newspapers decreased 7.3% on a same property basis, and same property real estate classified revenue decreased 5.3%, in a soft housing market nationally. Same property automotive classified advertising decreased 5.6% amid a continuing industry-wide decline. Same property average classified rates decreased 2.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Six Months Ended March 31
(Thousands of Inches)	2007	2006	Percent Change

Retail	6,751	6,785	(0.5)%
National	366	423	(13.5)
Classified	7,614	7,864	(3.2)
	14,731	15,072	(2.3)%

Online advertising increased $8,189,000, or 53.5%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications increased 0.4% on a same property basis, due in part to new publications in existing markets.

On a combined basis, print and online retail advertising increased 0.4% and classified advertising increased 0.4% during the six months ended March 31, 2007.

Circulation and Other Revenue

Same property circulation revenue decreased $124,000, or 0.1%, in the current year six month period. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the Audit Bureau of Circulations, or other independent organizations, decreased 0.3% and Sunday circulation decreased 1.3% for the six months ended March 31, 2007 compared to the prior year. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $176,000, or 2.1%. Same property online services and other revenue increased $1,895,000, or 12.7%.

Operating Expenses and Results of Operations

Same property compensation expense increased $457,000, or 0.2%, in the current year six month period. Same property full-time equivalent employees decreased 1.3% year over year. Normal salary increases and associated increases in related payroll taxes contributed to the increase. Same property newsprint and ink costs increased $619,000, or 1.1%, in the current year six month period due to higher newsprint prices partially offset by a decrease in usage. Newsprint prices, which had been increasing since the summer of 2002, began to decrease in September 2006 but are still higher than the prior year. Such costs may continue to decline for the remainder of the fiscal year. Same property newsprint volume decreased 4.5% due to migration to lighter weight paper and narrower page widths. Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $7,447,000, or 5.6%, in the current year six month period. Expenses to maintain circulation and support revenue initiatives in print and online contributed to the growth in other operating expenses. Such costs are expected to continue to rise, but at a lower rate of growth, for the remainder of the fiscal year.

In January 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000 in January 2007, and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI.

In January 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000 in January 2007.

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, $8,373,000 recognized in the three months ended December 31, 2005 and $281,000 recognized in the six months ended March 31, 2006. Approximately $7,000,000 of the cost represented cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Transition costs related to the acquisition of Pulitzer totaled $1,153,000 for the six months ended March 31, 2006. Such costs are not included in same property comparisons.

Operating cash flow improved 5.3% to $139,323,000 in the current year six month period from $132,265,000 in the prior year. Operating cash flow margin increased to 24.8% from 23.7% in the prior year six month period due to the inclusion of one-time costs in the prior year six month period, and a 3.3% increase in same property operating cash flow. Same property operating cash flow margin increased to 27.0%, from 26.2% in the prior year six month period.

Depreciation and amortization expense increased $2,781,000, or 6.5%, on a same property basis. In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years, resulting in the increase in amortization expense.

Equity in earnings of associated companies increased to $11,810,000 in the current year six month period, compared to $11,320,000 in the prior year six month period. TNI, which uses period accounting, had 27 weeks of business activity in the six months ended March 31, 2007, compared with 26 weeks in the prior year six month period. The Company’s 50% share of TNI’s curtailment gain increased results by $1,037,000.

Operating income increased 4.2% to $103,955,000. Operating income margin increased to 18.5% from 17.9%.

Nonoperating Income and Expense

Financial expense decreased $1,752,000 due to lower levels of debt, partially offset by higher interest rates.

Overall Results

The Company’s effective income tax rate decreased to 35.4% from 35.7% in the prior year period. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate for the six months ended March 31, 2007.

As a result of all of the above, earnings per diluted common share increased 9.1% to $0.84 per share from $0.77 per share in the prior year six month period. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $0.78 for the six months ended March 31, 2007, compared to $0.90 in the prior year six month period. Per share amounts in the table below may not add due to rounding.

	Six Months Ended March 31
	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$38,634	$ 0.84	$34,835	$0.77
Adjustments to income from continuing operations:
Curtailment gains	(3,731)		-
Curtailment gain, Tucson	(1,037)		-
Early retirement program	-		8,654
Transition costs	-		1,153
	(4,768)		9,807
Income tax expense (benefit) of adjustments, net	1,683		(3,521)
	(3,085)	(0.07)	6,286	0.14
Income from continuing operations, as adjusted	$35,549	$ 0.78	$41,121	$0.90

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $75,363,000 for the six months ended March 31, 2007, and $115,600,000 for the same period in 2006. Increased net income was more than offset by changes in working capital, primarily reductions in income taxes payable, accounting for the change between years.

Cash required for investing activities totaled $15,803,000 for the six months ended March 31, 2007, and $20,353,000 in the same period in 2006. Capital expenditures account for substantially all of the usage of funds in both the current year and prior year periods.

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

Cash required for financing activities of continuing operations totaled $78,862,000 during the six months ended March 31, 2007, and required $97,967,000 in the prior year six month period. Debt repayments and dividends accounted for the primary usage of funds in both years.

Cash provided by discontinued operations totaled $21,485,000 in the six months ended March 31, 2007 and $3,095,000 in the six months ended March 31, 2006. Cash generated from the sales of discontinued operations was the primary source of funds in the current year six month period. Cash generated from operations was the primary source of funds in the prior year six month period.

Cash and cash equivalents increased $2,183,000 for the six months ended March 31, 2007, and increased $375,000 for the same period in 2006.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $8,074,000, based on $807,375,000 of floating rate debt outstanding at March 31, 2007, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

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

At March 31, 2007, after consideration of the interest rate swaps described above, approximately 55% of the principal amount of the Company’s debt is subject to floating interest rates.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at March 31, 2007.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at March 31, 2007 is approximately $6,021,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of March 31, 2007, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended March 31, 2007.

PART II OTHER INFORMATION

Item  2(c). Issuer Purchases of Equity Securities

During the three months ended March 31, 2007, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Shares Purchased	Average Price Per Share

January	2,859	$30.66

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 21, 2007. Mary E. Junck, Andrew E. Newman and Gordon D. Prichett were elected as directors for three-year terms expiring at the 2010 annual meeting.

Votes were cast for nominees for director as follows:

	For	Withheld

Mary E. Junck	86,168,314	961,580
Andrew E. Newman	83,476,666	3,653,228
Gordon D. Prichett	86,171,008	958,886

Item 6.	Exhibits

Number	Description

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: May 10, 2007
Carl G. Schmidt Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)