Form 10-Q
period 2007-06-30
LEE ENTERPRISES, INC
filed 2007-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

As of June 30, 2007, 39,936,554 shares of Common Stock and 6,249,093 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “Safe Harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on the Company’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships, increased capital and other costs and other risks detailed from time to time in the Company’s publicly filed documents including the Company Annual Report on Form 10-K for the year ended September 30, 2006. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Common Share Data)	2007	2006	2007	2006

Operating revenue:
Advertising	$218,910	$226,000	$651,892	$658,216
Circulation	49,917	51,644	152,307	154,134
Other	12,548	12,900	39,326	36,629
Total operating revenue	281,375	290,544	843,525	848,979
Operating expenses:
Compensation	107,898	108,338	330,578	328,654
Newsprint and ink	27,077	30,766	85,412	89,437
Depreciation	7,993	8,578	25,032	24,617
Amortization of intangible assets	15,067	19,330	45,207	47,101
Other operating expenses	73,243	69,852	218,785	207,228
Curtailment gains	-	-	(3,731)	-
Early retirement program	-	-	-	8,654
Transition costs	-	1,677	-	2,830
Total operating expenses	231,278	238,541	701,283	708,521
Equity in earnings of associated companies	4,517	4,847	16,327	16,167
Operating income	54,614	56,850	158,569	156,625
Non-operating income (expense):
Financial income	2,491	1,579	5,522	4,545
Financial expense	(22,027)	(23,567)	(68,006)	(71,298)
Other, net	(21)	-	(21)	-
Total non-operating expense, net	(19,557)	(21,988)	(62,505)	(66,753)
Income before income taxes	35,057	34,862	96,064	89,872
Income tax expense	12,376	13,177	33,945	32,829
Minority interest	371	369	1,175	892
Income from continuing operations	22,310	21,316	60,944	56,151
Discontinued operations, net	181	1,401	89	3,765
Net income	22,491	22,717	61,033	59,916
Other comprehensive income (loss), net	384	1,179	(453)	4,255
Comprehensive income	$ 22,875	$ 23,896	$60,580	$64,171

Earnings per common share:
Basic:
Continuing operations	$0.49	$0.47	$1.34	$1.24
Discontinued operations	-	0.03	-	0.08
Net income	$0.49	$0.50	$1.34	$1.32

Diluted:
Continuing operations	$0.49	$0.47	$1.33	$1.23
Discontinued operations	-	0.03	-	0.08
Net income	$0.49	$0.50	$1.33	$1.32

Dividends per common share	$0.18	$0.18	$0.54	$0.54

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	June 30 2007	September 30 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 9,221	$ 8,638
Accounts receivable, net	110,765	115,353
Receivable from associated companies	-	1,563
Receivable from sales of discontinued operations	-	20,700
Inventories	12,784	19,271
Assets of discontinued operations	-	342
Other	18,806	18,545
Total current assets	151,576	184,412
Investments	214,078	219,091
Restricted cash and investments	107,310	96,060
Property and equipment, net	321,591	327,252
Goodwill	1,500,464	1,498,830
Other intangible assets, net	935,708	980,912
Other	20,502	23,252
Total assets	$3,251,229	$3,329,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 47,500	$ 35,375
Accounts payable	33,368	38,129
Compensation and other accrued liabilities	81,714	58,457
Income taxes payable	13,831	22,634
Dividends payable	6,675	6,581
Unearned revenue	40,168	38,624
Liabilities of discontinued operations	-	523
Total current liabilities	223,256	200,323
Long-term debt, net of current maturities	1,394,187	1,510,459
Pension obligations	32,216	38,420
Postretirement and postemployment benefit obligations	99,486	100,231
Deferred items	459,022	481,679
Other	8,833	8,072
Total liabilities	2,217,000	2,339,184
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:
June 30, 2007 39,937 shares;
September 30, 2006 39,487 shares	79,874	78,974
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
June 30, 2007 6,249 shares;
September 30, 2006 6,394 shares	12,498	12,788
Additional paid-in capital	131,009	123,738
Retained earnings	808,123	771,947
Accumulated other comprehensive income	2,725	3,178
Total stockholders’ equity	1,034,229	990,625
Total liabilities and stockholders’ equity	$3,251,229	$3,329,809

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30

(Thousands)	2007	2006

Cash provided by (required for) operating activities:
Net income	$61,033	$59,916
Results of discontinued operations	89	3,765
Income from continuing operations	60,944	56,151
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	70,239	71,718
Stock compensation expense	5,655	5,924
Amortization of debt fair value adjustment	(5,647)	(5,356)
Distributions greater (less) than current earnings of associated companies	(49)	(44)
Other, net	(7,025)	29,884
Net cash provided by operating activities of continuing operations	124,117	158,277
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(20,623)	(19,644)
Purchases of marketable securities	(78,084)	(42,288)
Sales of marketable securities	52,483	50,056
Decrease (increase) in restricted cash	15,008	(18,664)
Acquisitions, net	(768)	(4,235)
Other, net	7,741	5,256
Net cash required for investing activities of continuing operations	(24,243)	(29,519)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	49,000	21,000
Payments on long-term debt	(147,500)	(128,000)
Common stock transactions, net	2,081	6,408
Cash dividends paid	(24,763)	(24,474)
Financing costs	(200)	(2,814)
Net cash required for financing activities of continuing operations	(121,382)	(127,880)
Net cash provided by (required for) discontinued operations:
Operating activities	(782)	4,361
Investing activities	22,873	(101)
Net increase in cash and cash equivalents	583	5,138
Cash and cash equivalents:
Beginning of period	8,638	7,543
End of period	$9,221	$12,681

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 30, 2007 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 50% interest in Madison Newspapers, Inc. (MNI), 83% interest in INN Partners, L.C. (INN), 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), and 50% interest in TNI Partners (TNI).

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

In 2007, the Company purchased a minority interest in an online employment application from PowerOne Media, LLC (PowerOne), in which the Company and MNI own minority interests, at a cost of $118,000. In 2007, PowerOne was dissolved. In 2007, the Company purchased several newspaper distribution businesses at a cost of $1,634,000. Of which $984,000 was included in accounts payable at June 30, 2007.

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

Results of discontinued operations consist of the following:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2007	2006	2007	2006

Operating revenue	$ -	$10,762	$114	$30,866

Income from discontinued operations	$ -	$ 2,279	$ (16)	$ 6,123
Gain on sale of discontinued operations	279	-	153	-
Income tax expense (benefit), net	98	878	48	2,358
	$181	$ 1,401	$ 89	$ 3,765

3	INVESTMENTS IN ASSOCIATED COMPANIES

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

Summarized results of TNI are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2007	2006	2007	2006

Operating revenue	$28,483	$30,051	$91,394	$92,606
Operating expenses, excluding depreciation and amortization	20,133	20,935	60,956	63,184
Operating income	$ 8,350	$ 9,116	$30,438	$29,422

Company’s 50% share of operating income	$ 4,175	$ 4,558	$15,219	$14,711
Less amortization of intangible assets	1,585	1,937	4,754	4,402
Equity in earnings of TNI	$ 2,590	$ 2,621	$10,465	$10,309

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $401,000 and $511,000 in the three months ended June 30, 2007 and 2006, respectively, and $1,213,000 and $1,457,000 in the nine months ended June 30, 2007 and 2006, respectively.

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

Summarized results of MNI are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands)	2007	2006	2007	2006

Operating revenue	$27,829	$31,043	$84,365	$90,938
Operating expenses, excluding depreciation and amortization	20,563	22,652	62,262	68,189
Depreciation and amortization	1,139	1,218	3,415	3,758
Operating income	6,127	7,173	18,688	18,991
Net income	3,854	4,452	11,724	11,716

Company’s 50% share of net income	$ 1,927	$ 2,226	$ 5,862	$ 5,858

Debt of MNI totaled $1,340,000 and $8,014,000 at June 30, 2007 and September 30, 2006, respectively.

In 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	Nine Months Ended June 30, 2007

Goodwill, beginning of period	$1,498,830
Goodwill related to acquisitions	1,634
Goodwill, end of period	$1,500,464

Identified intangible assets consist of the following:

(Thousands)	June 30 2007	September 30 2006

Nonamortized intangible assets:
Mastheads	$ 73,746	$ 73,746
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,073,125	1,073,125
Less accumulated amortization	211,284	166,240
	861,841	906,885
Noncompete and consulting agreements	28,678	28,678
Less accumulated amortization	28,557	28,397
	121	281
	$ 935,708	$ 980,912

Annual amortization of intangible assets for each of the five years ending June 2012 is estimated to be $59,949,000, $59,185,000, $59,135,000, $58,565,000 and $57,976,000, respectively.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.75% at June 30, 2007) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at June 30, 2007 are Eurodollar-based.

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

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at June 30, 2007) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At June 30, 2007, the Company is in compliance with such covenants.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. The Company expects to repay approximately $12,600,000 of the A Term Loan in 2007 related to its 2006 sales transactions.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At June 30, 2007, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $107,310,000 at June 30, 2007. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

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

Debt consists of the following:

(Thousands)	June 30 2007	September 30 2006	Interest Rate(s) June 30, 2007

Credit Agreement:
A Term Loan	$902,500	$ 926,000	6.10-6.11%
Revolving credit facility	218,000	293,000	6.07-6.11
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	15,187	20,834
	1,441,687	1,545,834
Less current maturities	47,500	35,375
	$1,394,187	$1,510,459

Aggregate maturities of debt during the five years ending June 2012 are $47,500,000, $448,500,000, $142,500,000, $237,500,000 and $550,500,000, respectively.

6	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At June 30, 2007 and September 30, 2006, the Company recorded an asset of $4,616,000 and $5,234,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At June 30, 2007, $721,000 of the asset amount noted above is related to interest rate swaps with a notional amount of $150,000,000 that expire in November 2007.

At June 30, 2007, after consideration of the interest rate swaps described above, approximately 54% of the principal amount of the Company’s debt is subject to floating interest rates.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
(Thousands)	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006

Service cost for benefits earned during the period	$ 389	$ 1,287	$ 1,519	$ 4,131
Interest cost on projected benefit obligation	2,283	2,289	6,890	6,867
Expected return on plan assets	(3,231)	(3,112)	(9,598)	(9,384)
Amortization of net gain	(375)	-	(982)	-
Amortization of prior service cost	(24)	-	(70)	-
Special termination benefits	-	-	-	4,523
Curtailment gains	-	-	(3,865)	(102)
	$ (958)	$ 464	$(6,106)	$ 6,035

	Postretirement Medical Plans
(Thousands)	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006

Service cost for benefits earned during the period	$ 501	$ 844	$ 1,597	$ 2,533
Interest cost on projected benefit obligation	1,719	1,647	5,213	4,941
Expected return on plan assets	(554)	(518)	(1,636)	(1,554)
Amortization of net gain	(28)	-	(74)	-
Amortization of prior service cost	(58)	-	(116)	-
Special termination benefits	-	-	-	659
Curtailment gain	-	-	(1,940)	-
	$ 1,580	$ 1,973	$ 3,044	$ 6,579

$(71,000), $151,000, $(2,065,000) and $453,000 of net periodic pension cost (benefit) for the three months and nine months ended June 30, 2007 and 2006, respectively, is allocated to TNI.

Based on its forecast at June 30, 2007, the Company expects to contribute $130,000 to its pension trust and $3,000,000 to its postretirement medical plans in 2007.

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

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Nine Months Ended June 30
(Thousands, Except Per Share Data)	2007	2006	2007	2006

Income applicable to Common Stock:
Continuing operations	$22,310	$21,316	$60,944	$56,151
Discontinued operations	181	1,401	89	3,765
Net income	$22,491	$22,717	$61,033	$59,916

Weighted average common shares	46,139	45,836	46,053	45,721
Less non-vested restricted Common Stock	424	348	415	341
Basic average common shares	45,715	45,488	45,638	45,380
Dilutive stock options and restricted Common Stock	172	114	138	129
Diluted average common shares	45,887	45,602	45,776	45,509

Earnings per common share:
Basic:
Continuing operations	$0.49	$0.47	$1.34	$1.24
Discontinued operations	-	0.03	-	0.08
Net income	$0.49	$0.50	$1.34	$1.32

Diluted:
Continuing operations	$0.49	$0.47	$1.33	$1.23
Discontinued operations	-	0.03	-	0.08
Net income	$0.49	$0.50	$1.33	$1.32

Dividends per common share	$0.18	$0.18	$0.54	$0.54

For the three months ended June 30, 2007 and 2006, the Company has 1,174,000 and 918,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share. For the nine months ended June 30, 2007 and 2006, the weighted average shares not considered in the computation of diluted earnings per common share are 1,113,000 and 628,000, respectively.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2006	939	$37.96
Granted	304	28.72
Exercised	(1)	21.50
Cancelled	(36)	40.07
Outstanding, June 30, 2007	1,206	$35.58	6.7	-

Exercisable, June 30, 2007	749	$36.97	5.4	-

Options to purchase 959,000 shares of Common Stock with a weighted average exercise price of $37.96 per share were outstanding at June 30, 2006.

Total unrecognized compensation expense for unvested stock options as of June 30, 2007 is $2,009,000, which will be recognized over a weighted average period of 1.7 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the nine months ended June 30, 2007:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2006	335	$43.91
Granted	197	28.73
Vested	(103)	45.37
Forfeited	(5)	35.47
Outstanding, June 30, 2007	424	$36.59

The fair value of restricted Common Stock vested during the nine months ended June 30, 2007 totaled $2,961,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of June 30, 2007 is $7,265,000, which will be recognized over a weighted average period of 1.7 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

At June 30, 2007, the Company had construction and equipment purchase commitments totaling approximately $10,007,000.

St. Louis Post-Dispatch Early Retirement Programs

In August 2007, the Company announced that the St. Louis Post-Dispatch has offered voluntary early retirement incentives that, to the extent accepted, will result in an adjustment of staffing levels. The incentives include enhanced pension benefits and lump sum cash payments based on continuous service. The total cost is estimated to be up to $8,000,000 before income tax benefit and will be recognized in the three months ending September 30, 2007.

Up to $3,000,000 of the estimated cost represents cash payments, with the remainder due primarily to enhancements of pension benefits.

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

In 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows.

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

Statement 158 will also require the Company to change its measurement date from June 30 to September 30, beginning in 2008. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the three months and nine months ended June 30, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2006 Annual Report on Form 10-K.

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

A reconciliation of operating cash flow and operating cash flow margin to operating income, the most directly comparable measure under accounting principles generally accepted in the United States of America (GAAP), is included in the table below:

(Thousands)	Three Months Ended June 30, 2007	Percent of Revenue	Three Months Ended June 30, 2006	Percent of Revenue

Operating cash flow	$73,157	26.0%	$79,911	27.5%
Depreciation and amortization	23,060	8.2	27,908	9.6
Equity in earnings of associated companies	4,517	1.6	4,847	1.7
Operating income	$54,614	19.4%	$56,850	19.6%

(Thousands)	Nine Months Ended June 30, 2007	Percent of Revenue	Nine Months Ended June 30, 2006	Percent of Revenue

Operating cash flow	$212,481	25.2%	$212,176	25.0%
Depreciation and amortization	70,239	8.3	71,718	8.4
Equity in earnings of associated companies	16,327	1.9	16,167	1.9
Operating income	$158,569	18.8%	$156,625	18.4%

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

Additional information regarding these critical accounting policies can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows.

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. Statement 158 is effective at the end of 2007. Had Statement 158 been adopted at September 30, 2006, the Company’s assets would have increased and liabilities would have decreased in the aggregate amount of $44,191,000, less the related income tax effect, and stockholders’ equity would have increased by $44,191,000, less the related income tax effect. Actual adjustments have not been determined as the related actuarial computations have not been performed.

Statement 158 will also require the Company to change its measurement date from June 30 to September 30, beginning in 2008. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

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

More than 77% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales pressure in its existing markets and, over time, to increase its audience and circulation unit sales through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above, and other publications and online businesses that increase the Company’s operating revenue.

Decreases in advertising and total revenue in the three months ended June 30, 2007 more than offset decreases in operating expenses (including depreciation and amortization) and resulted in lower operating cash flow and operating income. Decreased financial expense and income tax expense offset the above and resulted in higher income from continuing operations. Unusual costs in the prior year impacted results.

Decreases in advertising and total revenue in the nine months ended June 30, 2007 were more than offset by decreases in operating expenses (including depreciation and amortization) resulting in higher operating cash flow, operating income and income from continuing operations. Unusual costs in the prior year and unusual cost reductions in the current year impacted results.

THREE MONTHS ENDED JUNE 30, 2007

Results from continuing operations, as reported in the Consolidated Financial Statements, are summarized below:

	Three Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$112,577	$118,017	(4.6)%	(4.6)%
National	11,975	13,862	(13.6)	(13.6)
Classified:
Daily newspapers:
Employment	21,275	23,994	(11.3)	(11.3)
Automotive	14,008	15,964	(12.3)	(12.3)
Real estate	15,104	16,506	(8.5)	(8.5)
All other	10,842	10,813	0.3	0.3
Other publications	12,603	12,371	1.9	1.9
Total classified	73,832	79,648	(7.3)	(7.3)
Online	16,200	10,051	61.2	61.2
Niche publications	4,326	4,422	(2.2)	(2.2)
Total advertising revenue	218,910	226,000	(3.1)	(3.1)
Circulation	49,917	51,644	(3.3)	(3.3)
Commercial printing	4,309	4,600	(6.3)	(4.3)
Online services and other	8,239	8,300	(0.7)	1.6
Total operating revenue	281,375	290,544	(3.2)	(3.1)
Compensation	107,898	108,338	(0.4)	(0.7)
Newsprint and ink	27,077	30,766	(12.0)	(10.2)
Other operating expenses	73,243	69,852	4.9	5.2
Transition costs	-	1,677	NM	NM
Total operating expenses, excluding depreciation and amortization	208,218	210,633	(1.1)	(0.2)
Operating cash flow	73,157	79,911	(8.5)	(9.9)
Depreciation and amortization	23,060	27,908	(17.4)	(17.9)
Equity in earnings of associated companies	4,517	4,847	(6.8)
Operating income	54,614	56,850	(3.9)
Non-operating expense, net	(19,557)	(21,988)	(11.1)
Income from continuing operations before income taxes	35,057	34,862	0.6
Income tax expense	12,376	13,177	(6.1)
Minority interest	371	369	0.5
Income from continuing operations	$22,310	$21,316	4.7%

Earnings per common share:
Basic	$0.49	$0.47	4.3%
Diluted	0.49	0.47	4.3

Day exchanges in the quarter can affect results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week. The former Pulitzer newspapers use period accounting and were not affected by day exchanges.

In total, 2006 acquisitions and divestitures accounted for $953,000 of operating revenue and $857,000 of operating expenses, other than depreciation and amortization, in the three months ended June 30, 2007. Acquisitions and divestitures accounted for $1,235,000 of operating revenue and $1,154,000 of operating expenses, other than depreciation and amortization, in the three months ended June 30, 2006. For the three months ended June 30, 2007, total same property operating revenue decreased $8,887,000, or 3.1%.

Advertising Revenue

Same property advertising revenue decreased $7,085,000, or 3.1%, for the three months ended June 30, 2007.

On a combined basis, print and online retail advertising decreased 2.8% and classified advertising decreased 2.1% during the three months ended June 30, 2007.

Same property print retail revenue decreased $5,434,000, or 4.6%. The same property average retail rate, excluding preprint insertions, decreased 1.3%. Same property preprint insertion revenue increased 1.4%.

Same property print classified advertising revenue decreased $5,818,000, or 7.3%, for the three months ended June 30, 2007. Higher margin employment advertising in the Company’s daily newspapers decreased 11.3% on a same property basis, and same property real estate classified revenue decreased 8.5%, in a soft housing market nationally, which also negatively impacted retail revenue. Same property automotive classified advertising decreased 12.3% amid a continuing industry-wide decline. Same property average classified rates decreased 4.0%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Three Months Ended June 30
(Thousands of Inches)	2007	2006	Percent Change

Retail	3,323	3,539	(6.1)%
National	163	193	(15.5)
Classified	4,184	4,408	(5.1)
	7,670	8,140	(5.8)%

Online advertising increased $6,149,000, or 61.2%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the second quarter of 2007. Advertising in niche publications decreased 2.2% on a same property basis.

Circulation and Other Revenue

Same property circulation revenue decreased $1,724,000, or 3.3%, in the current year quarter. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 1.3% and Sunday circulation decreased 2.3% for the three months ended June 2007, compared to the prior year. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $192,000, or 4.3%. Same property online services and other revenue increased $114,000, or 1.6%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $784,000, or 0.7%, in the current year quarter. Same property full-time equivalent employees decreased 0.6%.

In August 2007, the Company announced that the St. Louis Post-Dispatch has offered voluntary early retirement incentives that, to the extent accepted, will result in an adjustment of staffing levels. The incentives include enhanced pension benefits and lump sum cash payments based on continuous service. The total cost is estimated to be up to $8,000,000 before income tax benefit and will be recognized in the three months ending September 30, 2007. Up to $3,000,000 of the estimated cost represents cash payments, with the remainder due primarily to enhancements of pension benefits. The annual pretax savings from the program, net of positions filled, is estimated to be up to $3,000,000 per year beginning in 2008.

Same property newsprint and ink costs decreased $3,111,000, or 10.2%, in the current year quarter due to newsprint price decreases and a decrease in usage. Newsprint prices, which had been increasing since the summer of 2002, began to decrease in September 2006. Such costs may continue to decline for the remainder of the fiscal year. Same property newsprint volume decreased 6.5% due to migration to lighter weight paper and narrower page widths.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $3,487,000, or 5.2%, in the current year quarter. Expenses to support revenue initiatives in print and online and maintain circulation contributed to the growth in other operating expenses. Such costs are expected to continue to rise, but at a lower rate of growth, for the remainder of the fiscal year.

Transition costs related to the acquisition of Pulitzer totaled $1,677,000 for the three months ended June 30, 2006. Such costs are not included in same property comparisons. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Operating cash flow declined 8.5% to $73,157,000 in the current year quarter from $79,911,000 in the prior year. Operating cash flow margin decreased to 26.0% from 27.5% in the prior year quarter due to a 9.9% decrease in same property operating cash flow. Same property operating cash flow margin decreased to 27.5%, from 29.6% in the prior year quarter.

Depreciation and amortization expense decreased $4,856,000, or 17.9%, on a same property basis. In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years. In the third quarter of 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of associated companies.

Equity in earnings of associated companies decreased to $4,517,000 in the current year quarter, compared to $4,847,000 in the prior year quarter.

Operating income decreased 3.9% to $54,614,000. Operating income margin decreased to 19.4% from 19.6%.

Nonoperating Income and Expense

Financial income increased $912,000 due to increased earnings in cash and investments. Financial expense decreased $1,540,000 due to lower levels of debt, partially offset by higher interest rates.

Overall Results

The Company’s effective income tax rate decreased to 35.3% from 37.8% in the prior year quarter. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate for the three months ended June 30, 2007.

As a result of all of the above, earnings per diluted common share increased 4.3% to $0.49 per share from $0.47 per share in the prior year quarter.

Excluding unusual costs as detailed in the table below, diluted earnings per common share, as adjusted, were $0.49 for the three months ended June 30, 2007, compared to $0.58 in the prior year quarter.

	Three Months Ended June 30
	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$22,310	$0.49	$21,316	$0.47
Adjustments to income from continuing operations:
Reduction in value of intangible assets	-		5,526
Transition costs	-		1,677
	-		7,203
Income tax (benefit) of adjustments, net	-		(1,984)
	-	-	5,219	0.11
Income from continuing operations, as adjusted	$22,310	$0.49	$26,535	$0.58

NINE MONTHS ENDED JUNE 30, 2007

Results from continuing operations, as reported in the Consolidated Financial Statements, are summarized below:

	Nine Months Ended June 30		Percent Change
(Thousands, Except Per Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$346,518	$353,550	(2.0)%	(2.0)%
National	42,831	45,641	(6.2)	(6.2)
Classified:
Daily newspapers:
Employment	60,992	66,859	(8.8)	(8.8)
Automotive	41,190	44,750	(8.0)	(8.0)
Real estate	43,856	46,854	(6.4)	(6.4)
All other	28,903	29,105	(0.7)	(0.7)
Other publications	35,651	33,776	5.6	5.5
Total classified	210,592	221,344	(4.9)	(4.9)
Online	39,708	25,370	56.5	56.5
Niche publications	12,243	12,311	(0.6)	(0.5)
Total advertising revenue	651,892	658,216	(1.0)	(1.0)
Circulation	152,307	154,134	(1.2)	(1.2)
Commercial printing	12,441	13,066	(4.8)	(2.9)
Online services and other	26,885	23,563	14.1	9.1
Total operating revenue	843,525	848,979	(0.6)	(0.8)
Compensation	330,578	328,654	0.6	(0.1)
Newsprint and ink	85,412	89,437	(4.5)	(2.8)
Other operating expenses	218,785	207,228	5.6	5.5
Curtailment gains	(3,731)	-	NM	NM
Early retirement program	-	8,654	NM	NM
Transition costs	-	2,830	NM	NM
Total operating expenses, excluding depreciation and amortization	631,044	636,803	(0.9)	(0.5)
Operating cash flow	212,481	212,176	0.1	(1.6)
Depreciation and amortization	70,239	71,718	(2.1)	(3.0)
Equity in earnings of associated companies	16,327	16,167	1.0
Operating income	158,569	156,625	1.2
Non-operating expense, net	(62,505)	(66,753)	(6.4)
Income from continuing operations before income taxes	96,064	89,872	6.9
Income tax expense	33,945	32,829	3.4
Minority interest	1,175	892	31.7
Income from continuing operations	$60,944	$56,151	8.5%

Earnings per common share:
Basic	$1.34	$1.24	8.1%
Diluted	1.33	1.23	8.1

Day exchanges in the quarter can affect results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week. The nine months ended June 30, 2007 had the same number of Sundays as the prior year nine month period. The former Pulitzer newspapers use period accounting and were not affected by day exchanges.

In total, 2006 acquisitions and divestitures accounted for $2,948,000 of operating revenue and $2,964,000 of operating expenses, other than depreciation and amortization, in the nine months ended June 30, 2007. Acquisitions and divestitures accounted for $1,810,000 of operating revenue and $1,602,000 of operating expenses, other than depreciation and amortization, in the nine months ended June 30, 2006. For the nine months ended June 30, 2007, total same property operating revenue decreased $6,591,000, or 0.8%.

Advertising Revenue

Same property advertising revenue decreased $6,384,000, or 1.0%, for the nine months ended June 30, 2007.

On a combined basis, print and online retail advertising decreased 0.5% and classified advertising decreased 0.7% during the nine months ended June 30, 2007.

Same property print retail revenue decreased $7,063,000, or 2.0%. The same property average retail rate, excluding preprint insertions, decreased 0.5%. Same property preprint insertion revenue increased 1.5%.

Same property print classified advertising revenue decreased 4.9% for the nine months ended June 30, 2007. Higher margin employment advertising in the Company’s daily newspapers decreased 8.8% on a same property basis, and same property real estate classified revenue decreased 6.4%, in a soft housing market nationally, which also negatively impacted retail revenue. Same property automotive classified advertising decreased 8.0% amid a continuing industry-wide decline. Same property average classified rates decreased 2.9%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	Nine Months Ended June 30
(Thousands of Inches)	2007	2006	Percent Change

Retail	10,068	10,324	(2.5)%
National	529	616	(14.1)
Classified	11,799	12,272	(3.9)
	22,396	23,212	(3.5)%

Online advertising increased $14,338,000, or 56.5%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the second quarter of 2007.

Circulation and Other Revenue

Same property circulation revenue decreased $1,848,000, or 1.2%, in the current year nine month period. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 0.5% and Sunday circulation decreased 1.6% for the nine months ended June 30, 2007 compared to the prior year. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $368,000, or 2.9%. Same property online services and other revenue increased $2,009,000, or 9.1%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $326,000, or 0.1%, in the current year nine month period. Same property full-time equivalent employees decreased 1.0%.

Same property newsprint and ink costs decreased $2,491,000, or 2.8%, in the current year nine month period due to lower newsprint prices and decreased usage. Newsprint prices, which had been increasing since the summer of 2002, began to decrease in September 2006. Such costs may continue to decline for the remainder of the fiscal year. Same property newsprint volume decreased 5.2% due to migration to lighter weight paper and narrower page widths.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $10,934,000, or 5.5%, in the current year nine month period. Expenses to support revenue initiatives in print and online and maintain circulation contributed to the growth in other operating expenses. Such costs are expected to continue to rise, but at a lower rate of growth, for the remainder of the fiscal year.

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

Transition costs related to the acquisition of Pulitzer totaled $2,830,000 for the nine months ended June 30, 2006. Such costs are not included in same property comparisons.

Operating cash flow improved 0.1% to $212,481,000 in the current year nine month period from $212,176,000 in the prior year. Operating cash flow margin increased to 25.2% from 25.0% in the prior year nine month period due to one-time items in both years, offset by a 1.6% decrease in same property operating cash flow. Same property operating cash flow margin decreased to 27.2%, from 27.4% in the prior year nine month period.

Depreciation and amortization expense decreased $2,076,000, or 3.0%, on a same property basis. In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists was decreased from approximately 21 years to 17 years. In the third quarter of 2006 the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of associated companies.

Equity in earnings of associated companies increased to $16,327,000 in the current year nine month period, compared to $16,167,000 in the prior year nine month period. TNI, which uses period accounting, had 40 weeks of business activity in the nine months ended June 30, 2007, compared with 39 weeks in the prior year nine month period. The Company’s 50% share of TNI’s curtailment gain increased results by $1,037,000.

Operating income increased 1.2% to $158,569,000. Operating income margin increased to 18.8% from 18.4%.

Nonoperating Income and Expense

Financial expense decreased $3,292,000 due to lower levels of debt, partially offset by higher interest rates.

Overall Results

The Company’s effective income tax rate decreased to 35.3% from 36.5% in the prior year period. The Company believes, absent unusual tax settlements, that its effective income tax rate in 2007 will approximate the rate for the nine months ended June 30, 2007.

As a result of all of the above, earnings per diluted common share increased 8.1% to $1.33 per share from $1.23 per share in the prior year nine month period. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $1.26 for the nine months ended June 30, 2007, compared to $1.48 in the prior year nine month period. Per share amounts in the table below may not add due to rounding.

	Nine Months Ended June 30
	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$60,944	$ 1.33	$56,151	$1.23
Adjustments to income from continuing operations:
Curtailment gains	(3,731)		-
Curtailment gain, Tucson	(1,037)		-
Early retirement program	-		8,654
Reduction in value of intangible assets	-		5,526
Transition costs	-		2,830
	(4,768)		17,010
Income tax expense (benefit) of adjustments, net	1,683		(5,662)
	(3,085)	(0.07)	11,348	0.25
Income from continuing operations, as adjusted	$57,859	$ 1.26	$67,499	$1.48

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $124,117,000 for the nine months ended June 30, 2007, and $158,277,000 for the same period in 2006. Increased net income was more than offset by changes in working capital, primarily increased income tax payments in the current year, accounting for the change between years.

Cash required for investing activities totaled $24,243,000 for the nine months ended June 30, 2007, and $29,519,000 in the same period in 2006. Capital expenditures account for substantially all of the usage of funds in both the current year and prior year periods.

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

Cash required for financing activities of continuing operations totaled $121,382,000 during the nine months ended June 30, 2007, and required $127,880,000 in the prior year nine month period. Debt repayments and dividends accounted for the primary usage of funds in both years.

Cash provided by discontinued operations totaled $22,091,000 in the nine months ended June 30, 2007 and $4,260,000 in the nine months ended June 30, 2006. Cash generated from the sales of discontinued operations was the primary source of funds in the current year nine month period. Cash generated from operations was the primary source of funds in the prior year nine month period.

Cash and cash equivalents increased $583,000 for the nine months ended June 30, 2007, and increased $5,138,000 for the same period in 2006.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,705,000, based on $770,500,000 of floating rate debt outstanding at June 30, 2007, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

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

At June 30, 2007, after consideration of the interest rate swaps described above, approximately 54% of the principal amount of the Company’s debt is subject to floating interest rates.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. Newsprint prices have been declining since September 2006, after rising for more than four years.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,730,000 based on anticipated consumption in 2007, excluding consumption of MNI and TNI. Such prices may also decrease.

In January 2007, Abitibi-Consolidated Inc. and Bowater Inc. announced a merger of the two companies. The merger, which has not yet been consummated, would significantly increase the market share of the combined company from that of the individual companies and is expected to create substantial operating efficiencies. The Company acquires newsprint and specialty paper products from both Abitibi-Consolidated Inc and Bowater Inc. At the present time, the impact on pricing of products sold to the Company as a result of the merger cannot be determined.

In July 2007, several major newsprint manufacturers announced a price increase of $25 per metric ton on newsprint, effective for deliveries in September 2007. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the company.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at June 30, 2007.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at June 30, 2007 is approximately $5,303,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of June 30, 2007, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the three months ended June 30, 2007.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the three months ended June 30, 2007, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price and/or taxes related to the exercise of stock options. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Shares Purchased	Average Price Per Share

May	293	$26.35

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification

31.2	Rule 13a-14(a)/15d-14(a) certification

32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: August 9, 2007
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)