Form 10-K
period 2007-09-30
LEE ENTERPRISES, INC
filed 2007-11-29
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)

201 N. Harrison Street, Suite 600, Davenport, Iowa 52801

(Address of principal executive offices)

(563) 383-2100

Registrant’s telephone number, including area code

Title of Each Class	Name of Each Exchange On Which Registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock - $2 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock - $2 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  [X]        Accelerated filer  [    ]        Non-accelerated filer  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on March 31, 2007: approximately $1,285,192,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007. Common Stock, $2 par value, 40,057,223 shares and Class B Common Stock, $2 par value, 6,131,857 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2008 are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on the Company’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships, increased capital and other costs and other risks detailed from time to time in the Company’s publicly filed documents. The words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I

References to 2007, 2006, 2005 and the like mean the fiscal years ended September 30.

ITEM 1.  BUSINESS

Lee Enterprises, Incorporated, is a premier provider of local news, information and advertising in primarily midsize markets, with 51 daily newspapers and a joint interest in five others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states.

The Company is consistently focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Deliver strong local news and information;
•	Accelerate online innovation;
•	Continue expanding audiences;
•	Nurture employee development and achievement; and
•	Exercise careful cost control.

Certain aspects of these priorities are discussed below.

The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations. In 2006, the Company sold the assets of its stand-alone publishing and commercial printing operations in Seattle and Spokane, Washington and Portland, Oregon.

HOWARD AND SIOUX CITY ACQUISITIONS

In 2002, the Company acquired 15 daily newspapers and a 50% interest in the Sioux City, Iowa, daily newspaper (SCN) by purchasing Howard Publications, Inc. (Howard). This acquisition was consistent with the strategy the Company announced in 2000 to buy daily newspapers with circulation of 30,000 or more. In 2002, the Company also acquired the remaining 50% of SCN. These acquisitions increased the Company’s circulation by more than 75% and increased its revenue by nearly 50%. In February 2004, two daily newspapers acquired in the Howard acquisition were exchanged for daily newspapers in Burley, Idaho, and Elko, Nevada.

PULITZER ACQUISITION

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI Partners, as described more fully below. The acquisition of Pulitzer increased the Company’s circulation by more than 50% to more than 1.6 million daily and 1.9 million Sunday, and revenue by more than 60%.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (PD LLC), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of 31 weekly newspapers and nine niche publications that focus on separate communities within the metropolitan area. In 2007, the Suburban Journals had average unduplicated circulation of approximately 0.7 million, resulting in the delivery of approximately 1.1 million copies per week.

Pulitzer holds a 95% interest in the results of operations of PD LLC, and The Herald Publishing Company, LLC (Herald) holds a 5% interest.

Pulitzer’s wholly-owned subsidiary, Pulitzer Newspapers, Inc. (PNI), and its subsidiaries publish 12 daily newspapers and operate the related websites as well as publish more than 75 weekly newspapers, shoppers and niche publications, that serve markets in the Midwest, Southwest and West. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers.

In 2005 and 2006, the Company devoted substantial attention to the successful integration of Pulitzer into its business. The Company made significant and immediate changes to systems and other areas of operations. The Company also devoted resources and training to bring its successful selling strategies and tactics to Pulitzer. The Company believes the integration was successful, with minimal disruption to its business.

TNI Partners

As a result of the acquisition of Pulitzer, the Company owns a 50% interest in TNI Partners (TNI), the Tucson, Arizona, newspaper partnership. TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and the owner of the remaining 50%, Citizen Publishing Company (Citizen), a subsidiary of Gannett Co., Inc., is responsible for printing, delivery, advertising and circulation of the Arizona Daily Star and the Tucson Citizen as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media. Each newspaper is solely responsible for its own news and editorial content. Under the amended and restated joint operating agreement between Star Publishing and Citizen (the Agency Agreement), the Arizona Daily Star remains the separate property of Star Publishing. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen. Results of TNI are accounted for using the equity method.

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

An agency agreement has governed the joint operations of the Arizona Daily Star and Tucson Citizen since 1940. The Board of Directors of TNI consists of three directors chosen by Star Publishing and three chosen by Citizen. Budgetary, key personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Arizona Daily Star and the Tucson Citizen benefit from increases, and can be adversely affected by decreases, in each other’s circulation. The Agency Agreement expires in 2015, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

Due to the agency relationship existing in Tucson, the Arizona Daily Star and Tucson Citizen cannot be viewed as competitors for advertising or circulation revenue. The Arizona Daily Star and Tucson Citizen compete primarily against other media, suburban, neighborhood and national newspapers, and other publications.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company (TCT). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as related online operations. MNI conducts business under the trade name Capital Newspapers. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper business and in the rating services. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. In 2006, MNI sold the assets of its Shawano, Wisconsin, daily newspaper.

ADVERTISING

More than 77% of the Company’s 2007 revenue was derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions. Acquisition efforts are focused on newspapers with daily circulation of 30,000 or more, as noted above and other publications and online businesses that increase the Company’s operating revenue.

Several of the Company’s businesses operate in geographic groups of publications, or “clusters” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management or production of the publications. Sales penetration can improve if the sales effort is successful in cross-selling advertising into multiple publications and online. A table under the caption “Daily Newspapers and Markets” in Item 1 identifies those groups of the Company’s newspapers operating in clusters.

The Company’s newspapers and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, network and cable television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of the Company’s daily and Sunday newspapers compete with other local daily or weekly newspapers. The Company estimates that it captures a substantial share of the total advertising dollars spent on print, broadcast and online advertising in all of its markets.

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

Classified publications are periodic advertising publications available in racks or delivered free, by carriers or third-class mail, to all, or selected, households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising vehicle and are particularly effective in larger markets with high media fragmentation.

The Company’s many geographic markets have differences in their advertising rate structures, some of which are highly complex. A single operation often has scores of rate alternatives.

The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. The Company’s enterprises are generally located in midsize and smaller markets. These markets are more stable than major metropolitan markets during the current downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

The Company’s year over year advertising results in 2007, 2006 and 2005 compare favorably to national statistics published by the Newspaper Association of America.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities include websites supporting each of its daily newspapers and certain of its other publications. Internet activities of the newspapers, except for TNI and MNI, are reported and managed as a part of the Company’s publishing operations.

In November 2006, the Company, in conjunction with several other major publishing organizations, announced a strategic alliance with Yahoo! Inc. (Yahoo), in which the publishing consortium offers its classified employment advertising customer base the opportunity to also post job listings on Yahoo’s HotJobs national platform. In addition, the consortium and Yahoo have begun working together to provide new search, content and local applications across the newspapers’ online sites, further enhancing the value of these sites as a destination for online users. The Yahoo consortium currently includes more than 20 companies and approximately 400 daily newspapers across the United States.

In November 2007, the Company, along with several other major publishing organizations, announced a strategic alliance with Zillow.com in which the publishing consortium will offer its classified real estate advertising customer base the opportunity to also post listings in Zillow.com’s national platform. In November 2007, the Company also announced it was acquiring a 10% interest in Kaango, LLC, the company that operates Kaango.com, an advanced online classified advertising site.

The Company also owns 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides online infrastructure and online publishing services for more than 1,500 daily and weekly newspapers and shoppers. In addition, the Company has a minority investment in a company which provides online editorial content and transactional and promotional opportunities.

Online businesses of the Company have experienced rapid growth over the last several years. Online advertising represented 7.4% of total advertising revenue in the month of September 2007, an increase from 4.7% in September 2006. Online page views increased 21.7% between September 2006 and September 2007.

AUDIENCES

Based on independent research, the Company estimates that, in an average week, its newspapers and online sites reach approximately 71% of adults in its markets. In the St. Louis market, Scarborough Research estimates the St. Louis Post Dispatch and STLToday.com reach 60% of adults, ranking second for combined reach in the 25 most populated U.S. markets. The Company’s extensive array of suburban newspapers and other publications further increases reach in St. Louis. Readership by young adults is also significant in the Company’s markets as summarized in the table below. The Company is reaching an increasingly larger share of the market through rapid online growth, as illustrated in the table below, as well as through additional specialty and niche publications.

PRINT PLUS ONLINE REACH – PAST SEVEN DAYS

	All Adults		Age 18-34
	2007	2006	2007	2006

Print only	50.2%	49.9%	40.3%	37.1%
Print and online	16.1	11.1	17.9	11.7
Online only	4.7	5.7	8.2	8.1
Total reach	71.0%	66.7%	66.4%	56.9%

Source:	Lee Enterprises Tracking Survey, Wilkerson & Associates. October 2007 and 2006.
Margin of error +/-2.8%
Markets:	St. Louis, MO, Madison, WI, Oceanside/Escondido, CA, Northwest Indiana,
Lincoln, NE, Davenport, IA, Billings, MT, Bloomington, IL, Sioux City, IA, Waterloo, IA

After advertising, print circulation is the Company’s largest source of revenue. According to the Newspaper Association of America data, nationwide daily newspaper circulation unit sales have decreased 17% cumulatively through 2006 since their peak in 1984 and Sunday circulation unit sales have decreased 15% since their peak in 1990. The number of daily newspapers declined 15% from 1984 to 2006. For the six months ended September 2007, the Company’s daily circulation, which includes Pulitzer, TNI and MNI, as measured by the Audit Bureau of Circulations (ABC), or other independent organizations, declined 1.7%, and Sunday circulation declined 0.7%, significantly outperforming the industry as a whole. Since September 2001, the Company’s daily and Sunday circulation have declined cumulatively by 4.4% and 3.6%, respectively. These changes represent average annual declines of 0.7% and 0.6%, respectively. Such results are, in substantially all reporting periods, better than industry averages.

Growth in print and online audiences can, over time, also positively impact advertising revenue. The Company’s strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, headline accuracy, presentation, writing style, tone, type style and reduction of factual errors. Promotional efforts include advertising, contests and other initiatives to increase awareness of the products. Customer service can also influence print circulation. The Company’s enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or checking account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with senior management of the Company. Competition for print circulation is generally based on the content, journalistic quality and price of the publication.

Audience competition exists in all markets, even from unpaid products, but is most significant in markets with competing daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

Changes in telemarketing regulations first effective in 2004 reduced the Company’s ability to obtain new subscribers using this channel. Other methods to attract and retain subscribers have been and remain in use. However, telemarketing has historically been the largest single source of new subscribers. Same property circulation starts obtained through the Company’s marketing efforts declined 1% in 2007 and 2% in 2006 and 2005.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and online sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily		Sunday

St. Louis Post-Dispatch (2)	stltoday.com	St. Louis, MO	265,111		420,222
Arizona Daily Star (2)(3)	azstarnet.com	Tucson, AZ	100,910		151,995
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	87,708		141,234	(5)
The Capital Times	madison.com	Madison, WI	16,565		-	(5)
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	9,888		-
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,900		-
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	4,303		-
North County Times (6)	nctimes.com	Oceanside and Escondido, CA	86,852		90,000
The Times (6)	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	83,054		90,768
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	76,848		82,835
Columbus Telegram	columbustelegram.com	Columbus, NE	8,946		9,840
Fremont Tribune	fremonttribune.com	Fremont, NE	8,264		-
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	7,708		-
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	49,990		68,562
Muscatine Journal	muscatinejournal.com	Muscatine, IA	7,248		-
The Pantagraph (2)	pantagraph.com	Bloomington, IL	46,639		50,486
Billings Gazette	billingsgazette.com	Billings, MT	45,054		52,217
Sioux City Journal (6)	siouxcityjournal.com	Sioux City, IA	40,638		41,919
The Courier (6)	wcfcourier.com	Waterloo and Cedar Falls, IA	39,794		50,405
Central Illinois Newspaper Group
Herald & Review	herald-review.com	Decatur, IL	32,609		47,309
Journal Gazette (6)	jg-tc.com	Mattoon, IL	9,668		-
Times-Courier (6)	jg-tc.com	Charleston, IL	6,166		-
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	31,862		41,105
Winona Daily News	winonadailynews.com	Winona, MN	11,243		12,827
The Post-Star (6)	poststar.com	Glens Falls, NY	31,381		34,650
The Daily Herald (2)	heraldextra.com	Provo, UT	31,252		38,811
Casper Star-Tribune (6)	trib.com	Casper, WY	29,942		32,336
Missoula Group
Missoulian	missoulian.com	Missoula, MT	29,161		33,154
Ravalli Republic	ravallinews.com	Hamilton, MT	5,239	(7)	-
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	28,856		33,670
The Journal Times	journaltimes.com	Racine, WI	28,287		30,471
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	26,809		30,613
The Southern Illinoisan	thesouthern.com	Carbondale, IL	25,869		36,631
The Daily News (6)	tdn.com	Longview, WA	21,905		21,639
Magic Valley Group
The Times-News (6)	magicvalley.com	Twin Falls, ID	20,526		23,844
Elko Daily Free Press (8)	elkodaily.com	Elko, NV	6,070	(7)	-
South Idaho Press (8)	southidahopress.com	Burley, ID	3,807	(7)	-

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily	Sunday

Central Coast Newspapers
Santa Maria Times (2)	santamariatimes.com	Santa Maria, CA	19,589	19,700
The Lompoc Record (2)	lompocrecord.com	Lompoc, CA	5,641	5,737
Globe Gazette	globegazette.com	Mason City, IA	18,444	22,611
The Times and Democrat (6)	thetandd.com	Orangeburg, SC	17,113	17,201
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	17,027	17,675
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	11,768	11,951
Napa Valley Register (2)	napavalleyregister.com	Napa, CA	16,532	16,623
The Montana Standard	mtstandard.com	Butte, MT	14,732	14,572
Independent Record	helenair.com	Helena, MT	14,513	15,071
The Sentinel (6)	cumberlink.com	Carlisle, PA	13,846	14,817
The Sentinel (2)	hanfordsentinel.com	Hanford, CA	13,323	12,866
The World (2)	theworldlink.com	Coos Bay, OR	12,294	-
Arizona Daily Sun (2)	azdailysun.com	Flagstaff, AZ	11,127	12,110
The Citizen (6)	auburnpub.com	Auburn, NY	10,894	12,967
The Garden Island (2)	kauaiworld.com	Lihue, HI	9,646	9,779
Daily Chronicle (2)	daily-chronicle.com	DeKalb, IL	9,142	10,724
The Ledger Independent (6)	maysville-online.com	Maysville, KY	8,701	-
Daily Journal (2)	dailyjournalonline.com	Park Hills, MO	7,884	8,201
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	6,775	6,948
			1,610,063	1,897,096

(1)	Source: ABC: Six months ended September 2007, unless otherwise noted.
(2)	Acquired in 2005.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI.
(5)	Combined edition.
(6)	Acquired in 2002.
(7)	Source: Company statistics.
(8)	Acquired in 2004.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

Selma Enterprises	Selma, California
William Street Press	Decatur, Illinois
Hawkeye Printing and Trico Communications	Davenport, Iowa
Platen Press	Butte, Montana
Farcountry Press	Helena, Montana
Journal Star Commercial Printing	Lincoln, Nebraska
Plaindealer Publishing	Tekamah, Nebraska
Triangle Press	Chippewa Falls, Wisconsin
Wingra Printing (1)	Madison, Wisconsin

(1)	Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs and considers its relationships with newsprint producers to be good. Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. Between September 2006 and September 2007, the FOEX 30-pound newsprint price index declined 13.3%. Price fluctuations can have a significant effect on the results of operations. The Company has not entered into derivative contracts for newsprint. For additional information regarding supply of newsprint, see “Contractual Obligations” under Item 7, included herein. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 29, 2007:

Name	Age	Service with the Company	Named to Current Position	Current Position

Mary E. Junck	60	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	49	August 1987	February 2006	Vice President – News

Paul M. Farrell	51	May 2007	May 2007	Vice President – Sales & Marketing

Nancy L. Green	65	December 2000	September 2002	Vice President – Circulation

Karen J. Guest	54	July 2006	July 2006	Vice President – Law and Chief Legal Officer

Michael R. Gulledge	47	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	62	September 1969	September 2005	Vice President – Corporate Communications

Brian E. Kardell	44	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	59	August 1994	January 1997	Vice President – Human Resources

Kevin D. Mowbray	45	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	53	February 1989	November 1997	Vice President – Interactive Media

Carl G. Schmidt	51	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	55	April 1976	November 1999	Vice President – Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. From 2001 to 2002 she served as President and Chief Executive Officer. From 2000 to 2001 she served as President and Chief Operating Officer. From 1999 to 2000 she served as Executive Vice President and Chief Operating Officer.

Joyce L. Dehli was appointed Vice President – News in February 2006. From April 2005 to February 2006, she served as Director of Editorial Development. From October 2004 to April 2005 she served as Editorial Training Manager. From August 2003 to October 2004 she served as Managing Editor of the Wisconsin State Journal. From 2001 to August 2003 she served as Assistant Managing Editor of the Wisconsin State Journal.

Paul M. Farrell was appointed Vice President – Sales & Marketing in May 2007. From July 2004 to May 2007 he served as Senior Vice President of The Providence Journal Co., a subsidiary of Belo Corp. From 1999 to July 2004 he served as Advertising Director of The Boston Globe, a division of the New York Times Company.

Nancy L. Green was appointed Vice President – Circulation in 2002 and named Publisher of The Courier in August 2004. From 2000 to 2002, she served as Director of Circulation Sales, Distribution and Marketing.

Karen J. Guest was appointed Vice President – Law and Chief Legal Officer in July 2006. From April 2003 until July 2006, she served as General Counsel to PAJ, Inc. Prior to April 2003, she served as Vice-President/General Counsel for United Advertising Publications, Inc.

Michael R. Gulledge was elected a Vice President – Publishing in May 2005 and named Publisher of the Billings Gazette in October 2000. From 2002 to May 2005 he served as a Group Publisher.

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

Vytenis P. Kuraitis was elected Vice President – Human Resources in 1997.

Kevin D. Mowbray was elected a Vice President – Publishing in November 2004 and named Publisher of the St. Louis Post-Dispatch in May 2006. From November 2004 to May 2006 he served as Publisher of The Times. From 2002 to November 2004 he served as Vice President – Sales & Marketing.

Gregory P. Schermer was elected Vice President – Interactive Media in 1997. He was elected to the Board of Directors of the Company in 1999. From 1989 to July 2006, he also served as Corporate Counsel of the Company.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in 2001.

Greg R. Veon was elected a Vice President – Publishing in 1999.

EMPLOYEES

At September 30, 2007, the Company had approximately 9,250 employees, including approximately 2,300 part-time employees, exclusive of MNI and TNI. Full-time equivalent employees at September 30, 2007, totaled approximately 8,300. The Company considers its relationships with its employees to be good.

Bargaining unit employees represent approximately 800, or 70%, of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with substantially all bargaining unit employees with expiration dates through January 2011. In 2007, the St. Louis Post-Dispatch executed a new agreement expiring in 2010, with the Graphic Communications International Union (GCIU) Local No. 6-505M which represents 13 employees and is currently in negotiations with the Machinist District No. 9, which represents 12 employees. The previous GCIU contract expired in September 2002. All St. Louis Post-Dispatch labor contracts contain no-strike clauses.

Approximately 150 employees in eight additional locations are represented by collective bargaining units. Contracts at four of these locations have expired and negotiations are ongoing.

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

ITEM 1A. RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Risk exists that the Company’s past results may not be indicative of future results. A discussion of certain of the most significant of these risks follows. See also, “Forward-Looking Statements” on page 1, included herein. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

OPERATING REVENUE

Advertising revenue in certain categories, or all categories, may decrease in the future. For example, print automotive classified advertising revenue declined in 2007 and 2006, primarily related to industry-wide issues affecting certain domestic auto manufacturers. Such decreases may not be offset by growth in advertising in other categories, such as online revenue, which has been rising significantly for the last several years. There can also be no assurance such online growth will continue. In addition, major retail store chains have experienced significant merger and acquisition activity over the last several years, effectively reducing the number of brand names under which the merged entities operate.

In 2007, print real estate classified advertising also suffered declines due to cyclical issues affecting the residential real estate market nationally. Such reductions may negatively impact future amounts of advertising revenue generated by the Company and are currently impacting certain retail advertising customers, such as furniture, electronics and home improvement retailers.

Circulation unit sales have been declining fractionally for several years. The possibility exists that future price increases may be delayed or reduced as a result of future declines in circulation unit sales. The Company is reaching an increasingly larger share of the market through rapid online growth, as well as through additional specialty and niche publications.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

OPERATING EXPENSES

The results of future labor negotiations could affect the Company’s operating results. For additional information concerning the Company’s labor relations, see Item 1, “Employees”, included herein.

Newsprint comprises a significant amount of the Company’s operating costs. See Item 1, “Newsprint” and Item 7A, “Commodities” included herein, for additional information on the risks associated with changes in newsprint costs.

INTEREST EXPENSE

The Company has substantial debt, the majority of which is subject to changes in market interest rates. See Item 7A, “Interest Rates” included herein, for additional information on the risks associated with floating rate debt.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has significant amounts of goodwill and identified intangible assets. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities except Madison, Wisconsin, (which is owned by MNI), Tucson, (which is jointly owned by Star Publishing and Citizen), St. Louis as described below, and leased land for the Helena, Montana and Lihue, Hawaii plants, are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. With the exception of St. Louis, none of the Company’s facilities is individually significant to its business.

Information related to St. Louis facilities at September 30, 2007 is as follows:

(Square Feet)	Owned	Leased

PD LLC	755,000	52,000
Suburban Journals	121,000	48,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

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

	Quarter
	1st	2nd	3rd	4th

STOCK PRICES

2007
High	$32.13	$35.65	$30.92	$21.48
Low	24.55	29.48	20.50	14.58
Closing	31.06	30.05	20.86	15.57

2006
High	$43.05	$37.43	$33.74	$27.61
Low	36.36	32.26	26.95	22.98
Closing	36.91	33.29	26.95	25.24

2005
High	$48.85	$46.06	$43.68	$44.32
Low	44.87	42.70	39.82	39.90
Closing	46.08	43.40	40.09	42.48

DIVIDENDS

2007	$0.18	$0.18	$0.18	$0.18
2006	0.18	0.18	0.18	0.18
2005	0.18	0.18	0.18	0.18

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 30, 2007, the Company had 7,270 holders of Common Stock, including participants in the Company’s employee stock purchase plans, and 1,395 holders of Class B Common Stock.

During the three months ended September 30, 2007, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to fund the exercise price and/or taxes related to the exercise of stock options or vesting of restricted Common Stock. The Company is not currently engaged in share repurchases related to a publicly announced plan or program.

Month	Total Number of Shares Purchased	Average Price Per Share

July	113	$21.23
September	847	15.57
Total	960	$16.24

On November 14, 2007, the Board of Directors declared a dividend in the amount of $0.19 per share on the issued and outstanding Common Stock and Class B Common Stock of the Company, to be paid on January 2, 2008, to stockholders of record on December 3, 2007.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total shareholder return of the Company, the Standard & Poor’s (S&P) 500 Stock Index, and a Peer Group Index, in each case for the five years ended September 30, 2007 (with September 30, 2002 as the measurement point). Total shareholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Source:	Standard & Poors

	September 30
	2002	2003	2004	2005	2006	2007

Lee Enterprises, Incorporated	$100.00	$119.95	$146.01	$136.03	$82.73	$52.55
Peer Group Index	100.00	109.79	114.29	100.21	87.35	79.48
S&P 500 Stock Index	100.00	124.40	141.65	159.01	176.17	205.13

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of 12 U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes Belo Corp., Dow Jones & Company, Inc., Gannett Co., Inc., Sun-Times Media Group, Inc., Journal Communications, Inc., Journal Register Company, The McClatchy Company, Media General, Inc., The New York Times Company, The E.W. Scripps Company, The Tribune Company and The Washington Post Company.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2007	2006	2005	2004	2003
			(1)
OPERATING RESULTS

Operating revenue	$1,127,661	$1,128,648	$818,890	$643,277	$606,489
Operating expenses, excluding depreciation and amortization	855,324	849,288	614,111	466,866	442,911
Depreciation and amortization	93,589	96,070	59,249	43,930	41,903
Equity in earnings of associated companies	20,124	20,739	12,784	8,523	8,053
Operating income	198,872	204,029	158,314	141,004	129,728
Financial income	7,613	6,054	2,824	1,066	1,120
Financial expense	(90,341)	(95,939)	(38,038)	(12,665)	(16,535)

Income from continuing operations	$80,908	$71,136	$70,862	$82,973	$73,022
Discontinued operations	91	(304)	6,016	3,098	5,019
Net income	$80,999	$70,832	$76,878	$86,071	$78,041

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	$1.77	$1.57	$1.57	$1.85	$1.65
Discontinued operations	-	(0.01)	0.13	0.07	0.11
Net income	$1.77	$1.56	$1.70	$1.92	$1.76

Diluted:
Continuing operations	$1.77	$1.56	$1.56	$1.84	$1.64
Discontinued operations	-	(0.01)	0.13	0.07	0.11
Net income	$1.77	$1.56	$1.70	$1.91	$1.75

Weighted average common shares:
Basic	45,671	45,421	45,118	44,792	44,316
Diluted	45,804	45,546	45,348	45,092	44,513

Dividends per common share	$0.72	$0.72	$0.72	$0.72	$0.68

BALANCE SHEET INFORMATION (September 30)

Total assets	$3,260,963	$3,329,809	$3,445,200	$1,403,844	$1,421,377
Debt, including current maturities (2)	1,395,625	1,525,000	1,688,000	213,600	305,200
Debt, net of cash and restricted cash and investments (2)	1,284,565	1,420,302	1,599,397	205,590	294,136
Stockholders’ equity	1,086,442	990,625	936,410	876,843	802,156

(1)	Includes four months of operations from the Pulitzer acquisition, which was consummated in June 2005.
(2)	Principal amount, excluding fair value adjustments in 2007, 2006 and 2005.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for each of the three years ended, September 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related financial measure under accounting principles generally accepted in the United States of America (GAAP). However, the Company believes the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate its financial performance, or assist in forecasting and analyzing future periods. The Company also believes such non-GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business or its ability to meet debt service requirements.

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) are non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on results from operations before depreciation and amortization and earnings from equity investments.

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands)	2007	Percent of Revenue	2006	Percent of Revenue	2005	Percent of Revenue

Operating cash flow	$272,337	24.2%	$279,360	24.8%	$204,779	25.0%
Less depreciation and amortization	93,589	8.3	96,070	8.5	59,249	7.2
Equity in earnings of associated companies	20,124	1.8	20,739	1.8	12,784	1.6
Operating income	$198,872	17.6%	$204,029	18.1%	$158,314	19.3%

Adjusted Income From Continuing Operations and Adjusted Earnings Per Common Share

Adjusted income from continuing operations and adjusted earnings per common share, which are defined as income from continuing operations and earnings per common share adjusted to exclude matters of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information by identifying expenses and expense reductions that are not indicative of core business operating results and are of a substantially non-recurring nature.

Reconciliations of adjusted income from continuing operations and adjusted earnings per common share to income from continuing operations and earnings per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

SAME PROPERTY COMPARISONS

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures consummated in the current or prior year. The Company believes such comparisons provide meaningful supplemental information for an understanding of changes in its revenue and operating expenses. Same property comparisons exclude TNI and MNI. The Company owns 50% of TNI and also owns 50% of the capital stock of MNI, both of which are reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other nonamortized intangible assets, the Company makes a determination of the fair value of its business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.

The Company analyzes goodwill and other nonamortized intangible assets for impairment on an annual basis or more frequently if impairment indicators are present. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of the Company’s intangible assets.

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

The Company files income tax returns with the Internal Revenue Service (IRS) and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position or cash flows.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related online site. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for publications or advance payments for advertising.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provisions of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased accumulated other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000, and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively.

Statement 158 will also require the Company to change its measurement date to the last day of the fiscal year from a date three months prior to the end of the fiscal year, beginning in 2009. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for the Company in 2008. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company will adopt Interpretation 48 effective in October 2007, with any cumulative effect of the adoption recorded as an adjustment to retained earnings. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for the Company in 2009. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows. Subsequently, the FASB deferred the effective date of this pronouncement until 2010 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.

In 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective for the Company in 2009. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

CONTINUING OPERATIONS

2007 vs. 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$459,132	$463,991	(1.0)%	(1.1)%
National	54,902	57,869	(5.1)	(5.1)
Classified:
Daily newspapers:
Employment	82,358	90,508	(9.0)	(9.0)
Automotive	55,437	60,953	(9.0)	(9.0)
Real estate	59,078	63,802	(7.4)	(7.4)
All other	39,616	39,217	1.0	1.0
Other publications	48,505	45,868	5.7	5.7
Total classified	284,994	300,348	(5.1)	(5.1)
Online	56,324	35,769	57.5	57.5
Niche publications	16,361	16,591	(1.4)	(1.4)
Total advertising revenue	871,713	874,568	(0.3)	(0.3)
Circulation	204,373	205,718	(0.7)	(0.7)
Commercial printing	16,609	17,265	(3.8)	(1.9)
Online services and other	34,966	31,097	12.4	9.5
Total operating revenue	1,127,661	1,128,648	(0.1)	(0.2)
Compensation	442,494	435,836	1.5	0.7
Newsprint and ink	112,483	120,191	(6.4)	(4.7)
Other operating expenses	296,116	280,018	5.7	6.0
Curtailment gains	(3,731)	-	NM	NM
Early retirement programs	7,962	8,654	NM	NM
Transition costs	-	4,589	NM	NM
	855,324	849,288	0.7	1.3
Operating cash flow	272,337	279,360	(2.5)	(4.0)
Depreciation and amortization	93,589	96,070	(2.6)	(3.0)
Equity in earnings of associated companies	20,124	20,739	(3.0)
Operating income	198,872	204,029	(2.5)
Non-operating expense, net	(82,749)	(91,922)	(10.0)
Income from continuing operations before income taxes	116,123	112,107	3.6
Income tax expense	34,146	39,740	(14.1)
Minority interest	1,069	1,231	(13.2)
Income from continuing operations	$80,908	$71,136	13.7%

Earnings per common share:
Basic	$1.77	$1.57	12.7%
Diluted	1.77	1.56	13.5

Day changes can affect results in varying degrees. Sundays generate substantially more advertising and circulation revenue than any other day of the week. Enterprises owned before the Pulitzer acquisition, which account for approximately 61% of revenue in 2007, had one more Sunday of business activity in 2007 compared with 2006. The former Pulitzer operations use period accounting. As a result, their fiscal year ends on the last Sunday in September. These enterprises had 53 weeks (371 days) of business activity in 2007 compared with 52 weeks (364 days) in 2006. All other enterprises used calendar year accounting in 2007 and 2006. Beginning in 2008, all of the Company’s enterprises will use period accounting. Because of the change the Company will have 364 days of business activity in 2008.

In total, acquisitions and divestitures accounted for $3,900,000 of operating revenue in 2007 and $3,007,000 of operating revenue in 2006.

Advertising Revenue

In 2007, total advertising revenue decreased $2,855,000, or 0.3%, and same property advertising revenue decreased $2,913,000, or 0.3%. On a combined basis, print and online retail advertising increased 0.5%. Same property print retail revenue decreased $4,886,000, or 1.1%, in 2007. A 2.1% decrease in daily newspaper retail advertising lineage contributed to the decrease. Same property average retail rates, excluding preprint insertions, decreased 0.4% in 2007. Retail preprint insertion revenue increased 2.6%, partially offsetting lineage and rate declines. Online retail advertising increased 53.8% resulting in the overall increase in retail advertising.

The table below combines print and online advertising revenue and reclassifies certain retail revenue to classified based on the primary business of the advertiser:

(Thousands, Same Property)	2007	2006	Percent Change

Retail	$459,259	$457,149	0.5%

Classified:
Employment	$117,688	$110,167	6.8%
Automotive	73,040	77,490	(5.7)
Real estate	76,679	81,378	(5.8)
Other	73,586	73,783	(0.3)
Total classified revenue	$340,993	$342,818	(0.5)%

Same property print classified advertising revenue decreased $15,382,000, or 5.1%, in 2007. On a combined basis, print and online classified revenue decreased 0.5%. Increases in online advertising more than offset print advertising declines in employment advertising and mitigated declines in other print classified categories. Higher rate print employment advertising at the daily newspapers decreased 9.0% for the year on a same property basis. The Company’s decreases in employment classified advertising compare favorably to national survey amounts. The September 2007 Help Wanted Index, as calculated by the Conference Board, decreased 17.2% from the prior year level. Same property print automotive advertising decreased 9.0% amid a continuing industry-wide decline. Same property print real estate advertising decreased 7.4% in a weakening housing market nationally, which also negatively impacted the home improvement, furniture and electronics categories of retail revenue. Other daily newspaper print classified advertising increased 1.0% on a same property basis. Same property classified advertising rates decreased 2.9%, primarily due to decreases in employment and automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2007	2006	Percent Change

Retail	13,441	13,723	(2.1)%
National	678	778	(12.9)
Classified	16,208	16,925	(4.2)
	30,327	31,426	(3.5)%

Online advertising revenue increased 57.5% on a same property basis, due to rate increases, improvements in the Company’s online sites and cross-selling with the Company’s print publications. In addition, the Company began offering online employment advertising in Yahoo! Hot Jobs in 2007. In 2007 online advertising surpassed national as a source of advertising revenue.

National advertising decreased $2,969,000, or 5.1%, on a same property basis due to a 12.9% decline in lineage offset by a 6.1% increase in average national rate. Advertising in niche publications decreased 1.4% on a same property basis.

The Company’s year-over-year advertising results in 2007, 2006 and 2005 compare favorably to national statistics published by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $1,345,000, or 0.7% in 2007, and same property circulation revenue decreased $1,366,000, or 0.7%. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, or other independent organizations, declined 1.7% for the six months ended September 2007, compared to the same period in the prior year, and Sunday circulation declined 0.7%, significantly outperforming the industry as a whole. For the six months ended March 2007, total average daily circulation units including TNI and MNI, declined 0.3% and Sunday circulation decreased 1.3%, again outperforming the industry. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $322,000, or 1.9%, in 2007. Same property online services and other revenue increased $2,720,000, or 9.5%, in 2007.

Operating Expenses

Costs other than depreciation and amortization increased $6,036,000, or 0.7%, in 2007, and increased $10,300,000, or 1.3%, on a same property basis. In total, acquisitions and divestitures accounted for $3,782,000 of operating expenses, excluding depreciation and amortization, in 2007 and $2,720,000 in 2006.

Compensation expense increased $6,658,000, or 1.5%, in 2007 and same property compensation expense increased 0.7%. Normal salary adjustments and associated increases in payroll taxes and benefits account for the increase, partially offset by a decline in same property full time equivalent employees of 1.1% in 2007 from the prior year level. Such costs are expected to increase at a low single digit rate in 2008.

Newsprint and ink costs decreased $7,708,000, or 6.4%, in 2007 due to lower newsprint prices and decreased usage. Costs decreased 4.7% on a same property basis and volume decreased 4.7% on a same property basis, due to migration to lighter weight paper and narrower page widths. Newsprint prices, which had been increasing since the summer of 2002, declined from September 2006 until June 2007 and were stable for the remainder of 2007. Unit costs for newsprint are expected to rise in 2008. See Item 7A, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation or amortization, increased $16,098,000, or 5.7%, in 2007 and increased 6.0% on a same property basis. Expenses to support revenue initiatives in print and online and maintain circulation contributed to the growth in other operating expenses. Such costs are expected to increase at a low single digit rate in 2008.

In 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000 in 2007, and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI.

In 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000.

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments substantially all of which are to be made in 2008, with the remainder due primarily to enhancements of pension and other postretirement benefits. The annual savings from the program is estimated to be $4,000,000, beginning in 2008.

In 2006, the St. Louis Post-Dispatch concluded another offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits and lump sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $8,654,000 recognized in 2006, and $9,124,000 recognized in 2005. Approximately $7,000,000 of the cost represented cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Transition costs related to the acquisition of Pulitzer, which are not included in same property comparisons, totaled $4,589,000 in 2006. Transition costs are comprised of costs directly related to the acquisition of Pulitzer that are separately identifiable and non-recurring, but not capitalizable under GAAP.

Results of Operations

Operating cash flow decreased 2.5% to $272,337,000 in 2007 from $279,360,000 in 2006, and decreased 4.0% on a same property basis. Operating cash flow margin decreased to 24.2% from 24.8% in the prior year reflecting a decrease in operating revenue and increase in operating expenses, as well as unusual costs (and cost reductions) in both years.

Depreciation expense decreased $562,000, or 1.7%, and amortization expense decreased $1,919,000, or 3.1%, in 2007.

In 2006, the Company, based on its analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists, including those of TNI, was decreased from approximately 21 years to 17 years.

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

Equity in earnings in associated companies decreased 3.0% in 2007. TNI, which uses period accounting, had 53 weeks of business activity in 2007, compared with 52 weeks in the prior year. The Company’s 50% share of TNI’s curtailment gain increased results by $1,037,000. MNI results in 2006 were reduced by the $1,002,000 loss on the sale of its Shawano, Wisconsin daily newspaper.

Operating income decreased $5,157,000, or 2.5%. Operating income margin decreased to 17.6% in 2007 from 18.1% due to a decrease in operating revenue and increase in operating expenses, as well as unusual costs (and cost reductions) in both years.

Non-Operating Income and Expense

Financial expense decreased $5,598,000, or 5.8%, to $90,341,000 due to debt reduction of $129,375,000 funded by cash generated from operations and 2006 asset sales, which more than offset higher interest rates. In 2006, the Company wrote off certain other investments which resulted in a loss before income taxes of $2,037,000.

Overall Results

Income taxes were 29.4% of income from continuing operations before income taxes in 2007 and 35.4% in 2006. The favorable resolution of federal and state tax audits and other matters reduced income tax expense by $6,880,000 in 2007. The effective tax rate would have been 35.3% in 2007 without these matters. The Company believes, absent unusual tax matters, that its effective income tax rate in 2008 will be approximately 34.6%.

As a result of all of the above, income from continuing operations totaled $80,908,000 in 2007, an increase of 13.7% compared to $71,136,000 in 2006. Earnings per diluted common share from continuing operations were $1.77 in 2007 and $1.56 in 2006. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $1.66 in 2007, compared to $1.82 in 2006.

	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$80,908	$1.77	$71,136	$1.56
Adjustments to income from continuing operations:
Curtailment gains	(3,731)		-
Curtailment gains, TNI	(1,037)		-
Early retirement programs	7,962		8,654
Reduction in value of identified intangible assets	-		5,526
Transition costs	-		4,589
	3,194		18,769
Income tax benefit of adjustments, net of impact on minority interest	(1,406)		(6,894)
	1,788	0.04	11,875	0.26
Settlement (benefit) of federal and state tax matters	(6,880)	(0.15)	-	-
Income from continuing operations, as adjusted	$75,816	$1.66	$83,011	$1.82

2006 vs. 2005

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2006	2005	Total	Same Property

Advertising revenue:
Retail	$463,991	$341,977	35.7%	0.5%
National	57,869	33,031	75.2	(7.2)
Classified:
Daily newspapers:
Employment	90,508	63,923	41.6	7.1
Automotive	60,953	49,320	23.6	(10.2)
Real estate	63,802	47,171	35.3	1.3
All other	39,217	29,200	34.3	1.8
Other publications	45,868	28,411	61.4	6.7
Total classified	300,348	218,025	37.8	1.1
Online	35,769	17,983	98.9	43.1
Niche publications	16,591	13,093	26.7	8.2
Total advertising revenue	874,568	624,109	40.1	1.7
Circulation	205,718	153,571	34.0	(1.0)
Commercial printing	17,265	14,766	16.9	0.3
Online services and other	31,097	26,444	17.6	(1.3)
Total operating revenue	1,128,648	818,890	37.8	1.1
Compensation	435,836	325,959	33.7	1.8
Newsprint and ink	120,191	79,331	51.5	8.7
Other operating expenses	280,018	190,768	46.8	5.5
Early retirement program	8,654	9,124	NM	NM
Transition costs	4,589	8,929	NM	NM
	849,288	614,111	38.3	3.9
Operating cash flow	279,360	204,779	36.4	(5.0)
Depreciation and amortization	96,070	59,249	62.1	(1.8)
Equity in earnings of associated companies	20,739	12,784	62.2
Operating income	204,029	158,314	28.9
Non-operating expense, net	(91,922)	(46,834)	96.3
Income from continuing operations before income taxes	112,107	111,480	0.6
Income tax expense	39,740	40,458	(1.8)
Minority interest	1,231	160	NM
Income from continuing operations	$71,136	$70,862	0.4%

Earnings per common share:
Basic	$1.57	$1.57	-%
Diluted	1.56	1.56	-

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

Advertising Revenue

In 2006, total advertising revenue increased $250,459,000, or 40.1%, and same property advertising revenue increased $8,559,000, or 1.7%. Same property print retail revenue increased $1,431,000, or 0.5%, in 2006. A 1.0% decrease in retail advertising lineage offset the increase. Same property average retail rates, excluding preprint insertions, increased 1.2% in 2006.

Same property print classified advertising revenue increased $1,907,000, or 1.1%, in 2006. Higher rate employment advertising at the daily newspapers increased 7.1% for the year on a same property basis. The Company’s increases in print employment classified advertising compare favorably to national survey amounts. The September 2006 Help Wanted Index, as calculated by the Conference Board, decreased 18.9% from the prior year level. Same property print automotive advertising decreased 10.2%, due to a 4.5% decrease in average automotive rates and a 6.0% decrease in lineage. Same property print real estate advertising increased 1.3% due to an increase in advertising of real estate for sale. Other daily newspaper print classified advertising increased 1.8% on a same property basis. Same property print classified advertising rates increased 1.0%, primarily due to an increase in employment rates offset by declines in automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2006	2005	Percent Change

Retail	10,633	10,741	(1.0)%
National	492	580	(15.2)
Classified	11,929	11,976	(0.4)
	23,054	23,297	(1.0)%

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

Circulation and Other Revenue

Circulation revenue increased $52,147,000, or 34.0% in 2006, and same property circulation revenue decreased $1,230,000, or 1.0%. The Company’s total average daily newspaper circulation units, including Pulitzer, TNI and MNI, as measured by the ABC, or other independent organizations, declined 0.3% for the six months ended September 2006, compared to the same period in the prior year, and Sunday circulation declined 0.5%, significantly outperforming the industry as a whole. For the six months ended March 2006, total average daily circulation units, including Pulitzer, TNI and MNI, declined 0.6% and Sunday circulation decreased 1.0%, again outperforming the industry.

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

Newsprint and ink costs increased $40,860,000, or 51.5%, in 2006 due to price increases and costs of acquired businesses, and increased 8.7% on a same property basis. Volume decreased 2.0% on a same property basis, due to migration to lighter weight paper and narrower page widths. Newsprint unit costs had been rising since late 2002.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation or amortization, increased $89,250,000, or 46.8%, in 2006 and increased 5.5% on a same property basis. Costs associated with new niche publications and expenses to increase circulation using sources other than telemarketing also contributed to the growth in costs.

In 2006, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The annual pretax savings from the program, net of positions filled, was estimated to be $6,600,000 to $7,000,000, with savings of $6,575,000 in 2006. The cost totaled $17,778,000 before income tax benefit, with $8,654,000 recognized in 2006, and $9,124,000 in 2005. Approximately $7,000,000 of the cost represents cash payments made, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Transition costs related to the acquisition of Pulitzer, which are not included in same property comparisons, totaled $4,589,000 in 2006 and $8,929,000 in 2005. Transition costs were comprised of costs directly related to the acquisition of Pulitzer that were separately identifiable and non-recurring, but not capitalizable under GAAP.

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

In 2006, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists, including those of TNI, was decreased from approximately 21 years to 17 years.

The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $1,847,000 in 2006, of which $469,000 was recorded in equity in earnings of TNI.

In 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 was recorded in amortization expense and $587,000 was recorded in equity in earnings of TNI.

Equity in earnings in associated companies increased 62.2% in 2006 due to the inclusion of TNI for the full year, offset by a decrease in earnings of MNI. MNI results were reduced by the $1,002,000 loss on the sale of its Shawano, Wisconsin daily newspaper. Operating income increased $45,715,000, or 28.9%. Operating income margin decreased to 18.1% in 2006 from 19.3% due to the inclusion of Pulitzer results, early retirement and transition costs and the reduction in value of intangible assets noted above.

Non-Operating Income and Expense

Financial expense increased $57,901,000, or 152.2%, to $95,939,000 due to the full year effect of increased debt and associated financing costs as a result of the Pulitzer acquisition and higher interest rates, partially offset by debt reduction of $163,000,000 funded by cash generated from operations and sales of assets. In 2006, the Company wrote off certain other investments which resulted in a loss before income taxes of $2,037,000. In 2005, the Company refinanced its then existing debt as a result of the Pulitzer acquisition, which resulted in a one-time loss before income taxes from early extinguishment of debt of $11,181,000.

Overall Results

Income taxes were 35.4% of income from continuing operations before income taxes in 2006 and 36.3% in 2005.

As a result of all of the above, income from continuing operations totaled $71,136,000 in 2006, an increase of 0.4% compared to $70,862,000 in 2005. Earnings per diluted common share from continuing operations were $1.56 in both 2006 and 2005.

Excluding unusual costs, as detailed in the table below, diluted earnings per common share, as adjusted, were $1.82 in 2006, compared to $1.94 in 2005.

	2006		2005
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income from continuing operations, as reported	$71,136	$1.56	$70,862	$1.56
Adjustments to income from continuing operations:
Early retirement program	8,654		9,124
Reduction in value of identified intangible assets	5,526		-
Transition costs	4,589		8,929
Loss on extinguishment of debt	-		11,181
	18,769		29,234
Income tax benefit of adjustments, net of impact on minority interest	(6,894)		(11,954)
	11,875	0.26	17,280	0.38
Income from continuing operations, as adjusted	$83,011	$1.82	$88,142	$1.94

DISCONTINUED OPERATIONS

Revenue from discontinued operations in 2007, 2006 and 2005 was $114,000 $41,104,000 and $42,297,000, respectively. Income (loss) from discontinued operations before income taxes was $(16,000) in 2007, $7,803,000 in 2006 and $9,911,000 in 2005.

In September 2006, the Company sold several stand-alone publishing and commercial printing operations in the Pacific Northwest, a twice-weekly newspaper in Oregon, and a daily newspaper in Rhinelander, Wisconsin. The transactions resulted in an after tax loss of $5,204,000, which is recorded in discontinued operations in 2006. Proceeds from the sales totaled $53,898,000 of which $20,700,000 was received in 2007 and $33,198,000 in 2006.

In 2007, the Company sold a weekly newspaper in Oregon for $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $168,912,000 in 2007, $197,161,000 in 2006 and $151,686,000 in 2005. Increased income from continuing operations in 2007 and 2006 was accompanied by an increase in depreciation and amortization. Losses related to financing activities influenced 2005 results and changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in all years.

Investing Activities

Cash required for investing activities totaled $38,709,000 in 2007, $42,683,000 in 2006 and $1,272,309,000 in 2005. Capital spending totaled $34,567,000 in 2007 and $32,544,000 in 2006 and accounted for substantially all of the usage of funds in 2007 and 2006. Pulitzer, other acquisitions and capital expenditures accounted for substantially all of the usage of funds in 2005, offset by proceeds from sales of securities.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $31,000,000 in 2008, and other requirements, will be available from internally generated funds, availability under its existing Credit Agreement or, if necessary, by accessing the capital markets.

Financing Activities

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowing of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility. The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement (Old Credit Agreement) consummated in 2005. Interest rate margins under the Credit Agreement are generally lower than under the Old Credit Agreement. Other conditions of the Credit Agreement are substantially the same as the Old Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at September 30, 2007) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2007, the Company is in compliance with such covenants.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2007 met required repayments related to its 2006 sales transactions.

In 2005, upon consummation of the Old Credit Agreement, the Company borrowed $1,462,000,000. The proceeds were used to consummate the acquisition of Pulitzer, to repay existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Old Credit Agreement, the Company redeemed all of the $52,000,000 outstanding indebtedness under its then existing credit agreement and the existing senior notes of the Company under a Note Purchase Agreement, dated as of March 18, 1998 totaling $102,000,000. Refinancing of existing debt of the Company resulted in a pretax loss of $11,181,000.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2007, interest rate swaps in the notional amount of $150,000,000 expire.

In October 2007, the Company executed interest rate collars in the notional amount of $150,000,000 with a forward starting date of November 30, 2007. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

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

Cash required by financing activities totaled $160,934,000 in 2007, $191,930,000 in 2006, and provided $1,112,035,000 of funds in 2005. Debt reduction and dividends accounted for the majority of the usage of funds in 2007 and 2006. The annual dividend was $0.72 per share in 2007, 2006 and 2005. Borrowing to fund the Pulitzer acquisition and refinance existing debt accounted for substantially all of the funds provided in 2005.

Discontinued Operations and Other Matters

Cash provided by discontinued operations totaled $22,093,000, $38,547,000 and $8,121,000 in 2007, 2006 and 2005, respectively. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in 2007 and 2006. Cash generated from operations was the primary source of funds in 2005.

Cash and cash equivalents decreased $8,638,000 in 2007, increased $1,095,000 in 2006, and decreased $467,000 in 2005.

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

INFLATION

The Company has not been significantly impacted by general inflationary pressures over the last several years. The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Fuel costs have also become more volatile. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands of Dollars)	Payments (or Commitments) Due by Year
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Long-term debt (principal amount)	$1,395,625	$62,250	$614,750	$718,625	$-
Operating lease obligations	20,618	3,832	5,836	3,641	7,309
Financial expense (1)	43,107	24,633	18,474	-	-
Capital expenditure commitments	4,803	4,803	-	-	-
	$1,464,153	$95,518	$639,060	$722,266	$7,309

Newsprint (metric tons)	49,925	39,550	10,375	-	-

(1)	Financial expense excludes interest on floating rate debt. Based on interest rates and the principal amount of floating rate debt at September 30, 2007, including debt subject to interest rate swaps and collars described below, annual interest on floating rate debt is expected to total approximately $64,000,000 in 2008.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2008 is approximately $4,610,000.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,396,000, based on $739,625,000 of floating rate debt outstanding at September 30, 2007, after consideration of the interest rate swaps described below, and excluding debt of MNI. Such interest rates may also decrease.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of 2 to 5 years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. In November 2007, interest rate swaps in the notional amount of $150,000,000 expire.

In October 2007, the Company executed interest rate collars in the notional amount of $150,000,000 with a forward starting date of November 30, 2007. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

Certain of the Company’s interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

At September 30, 2007, after consideration of the interest rate swaps described above, approximately 53% of the principal amount of the Company’s debt is subject to floating interest rates.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. Newsprint prices, which had been declining since September 2006, have been stable since June 2007. In July 2007, several major newsprint manufacturers announced a price increase of $25 per metric ton on newsprint, effective for deliveries in November 2007. In November 2007, several major newsprint manufacturers announced an additional price increase of $60 per metric ton on newsprint. The increase, as announced, is expected to be staged in equal amounts over three months commencing with deliveries in January 2008. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,639,000 based on anticipated consumption in 2008, excluding consumption of MNI and TNI. Such prices may also decrease.

In October 2007, Abitibi-Consolidated Inc. and Bowater Inc. announced consummation of a merger of the two companies. The merger significantly increases the market share of the combined company from that of the individual companies and is expected to create substantial operating efficiencies. The Company acquired newsprint and specialty paper products from both Abitibi-Consolidated Inc and Bowater Inc. At the present time, the impact on pricing of products sold to the Company as a result of the merger cannot be determined.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at September 30, 2007.

The estimated maximum potential one-year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at September 30, 2007, is approximately $4,657,000. There is no impact on reported results from such changes in interest rates.

Changes in the value of interest rate swaps and collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Company’s chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 30, 2007, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the year ended September 30, 2007.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 30, 2007.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer November 29, 2007	Vice President, Chief Financial Officer and Treasurer
November 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited the internal control over financial reporting of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended September 30, 2007 of the Company and our report dated November 29, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of September 30, 2007.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa

November 29, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to the Company’s Executive Officers, is included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2008, which is incorporated herein by reference, under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company’s Executive Officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2008, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2008, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2008, which is incorporated herein by reference, under the caption “Directors’ Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2008, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income – Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity – Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November 2007.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 29th day of November 2007.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Mary E. Junck	Chairman, President, and Chief Executive Officer, and Director
Mary E. Junck

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President – Interactive Media, and Director
Gregory P. Schermer

/s/ Mark B. Vittert	Director
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

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed on February 3, 2005)

2.2 *	Acquisition Agreement by and among Lee Enterprises, Incorporated, Howard Publications, Inc., Howard Energy Co., Inc. and the stockholders of Howard Publications, Inc. named therein dated February 11, 2002 and First Amendment thereto dated March 29, 2002 (Exhibit 2.1 to Form 8-K filed on April 2, 2002)

2.3 *	Asset Purchase Agreement dated September 6, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Sound Publishing, Inc. (Exhibit 2.3 to Form 10-K for the Fiscal Year Ended September 30, 2006)

2.4 *	Asset Purchase Agreement dated September 5, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement and Target Media Partners Operating Company, LLC (Exhibit 2.4 to Form 10-K for the Fiscal Year Ended September 30, 2006)

3.1.2a *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated, as amended, as of March 3, 2005 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)

3.2 *	Amended By-Laws of Lee Enterprises, Incorporated effective May 17, 2007. (Exhibit 99.1 to Form 8-K filed May 21, 2007)

4 *	Rights Agreement, dated as of May 7, 1998, between Lee Enterprises, Incorporated and The First Chicago Trust Company of New York, which includes the form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (Exhibit 1.1 to Current Report on Form 8-A dated May 26, 1998, filed on May 26, 1998)

10.1 *	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10 to Form 10-Q for Fiscal Quarter Ended December 31, 2005)

10.2 *	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998 (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.3 *	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.4 *	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.5 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.6 *	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.7 *	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended on November 23, 2004 (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.8 *	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended on August 7, 2000, November 23, 2004 and June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.9 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.10 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.11.1a +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2006) (Appendix B to Schedule 14A Definitive Proxy Statement for 2006)

10.11.2a +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.11.3a +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed on November 26, 2004)

10.12 +*	Lee Enterprises, Incorporated Amended and Restated 1996 Stock Plan for Non-Employee Directors (Exhibit A to Schedule 14A Definitive Proxy Statement for 2003)

10.13 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan (Exhibit 10.4 to Form 10-K for the Fiscal Year Ended September 30, 2002)

10.14 *	Amended and Restated Pulitzer Inc. Supplemental Executive Benefit Pension Plan (restated as of June 3, 2005) (Exhibit 10.15 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.15 +*	Form of Employment Agreement for Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30, 1998)

10.16 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10 to Form 10-K for the Fiscal Year Ended September 30,1998)

10.17 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

Number	Description

10.18 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED BALANCE SHEETS

	September 30
(Thousands, Except Per Share Data)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$-	$8,638
Accounts receivable, less allowance for doubtful accounts:
2007 $10,363; 2006 $11,313	119,477	115,353
Receivable from associated companies	1,563	1,563
Receivable from sales of discontinued operations	-	20,700
Inventories	14,251	19,271
Deferred income taxes	7,343	11,079
Assets of discontinued operations	-	342
Other	6,338	7,466
Total current assets	148,972	184,412
Investments:
Associated companies	191,975	198,266
Restricted cash and investments	111,060	96,060
Other	20,749	20,825
Total investments	323,784	315,151
Property and equipment:
Land and improvements	31,804	31,778
Buildings and improvements	191,080	181,517
Equipment	316,824	301,162
Construction in process	14,559	13,260
	554,267	527,717
Less accumulated depreciation	227,048	200,465
Property and equipment, net	327,219	327,252
Goodwill	1,514,357	1,498,830
Other intangible assets	920,682	980,912
Other	25,949	23,252
Total assets	$3,260,963	$3,329,809

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 30
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$62,250	$35,375
Accounts payable	39,485	38,129
Compensation and other accrued liabilities	96,233	58,457
Income taxes payable	7,971	22,634
Dividends payable	6,703	6,581
Unearned revenue	38,915	38,624
Liabilities of discontinued operations	-	523
Total current liabilities	251,557	200,323
Long-term debt, net of current maturities	1,346,630	1,510,459
Pension obligations	2,302	38,420
Postretirement and postemployment benefit obligations	72,236	100,231
Other retirement and compensation obligations	11,711	27,364
Deferred income taxes	481,565	454,315
Minority interest	7,291	6,274
Other	1,229	1,798
Total liabilities	2,174,521	2,339,184
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	79,958	78,974
2007 39,979 shares;
2006 39,487 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	12,416	12,788
2007 6,208 shares;
2006 6,394 shares
Additional paid-in capital	132,090	123,738
Retained earnings	819,786	771,947
Accumulated other comprehensive income	42,192	3,178
Total stockholders’ equity	1,086,442	990,625
Total liabilities and stockholders’ equity	$3,260,963	$3,329,809

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Thousands, Except Per Common Share Data)	2007	2006	2005

Operating revenue:
Advertising	$871,713	$874,568	$624,109
Circulation	204,373	205,718	153,571
Other	51,575	48,362	41,210
Total operating revenue	1,127,661	1,128,648	818,890
Operating expenses:
Compensation	442,494	435,836	325,959
Newsprint and ink	112,483	120,191	79,331
Other operating expenses	296,116	280,018	190,768
Depreciation	33,341	33,903	23,754
Amortization of intangible assets	60,248	62,167	35,495
Curtailment gains	(3,731)	-	-
Early retirement programs	7,962	8,654	9,124
Transition costs	-	4,589	8,929
Total operating expenses	948,913	945,358	673,360
Equity in earnings of associated companies	20,124	20,739	12,784
Operating income	198,872	204,029	158,314
Non-operating income (expense):
Financial income	7,613	6,054	2,824
Financial expense	(90,341)	(95,939)	(38,038)
Loss on early extinguishment of debt	-	-	(11,181)
Other, net	(21)	(2,037)	(439)
Total non-operating expense, net	(82,749)	(91,922)	(46,834)
Income from continuing operations before income taxes	116,123	112,107	111,480
Income tax expense	34,146	39,740	40,458
Minority interest	1,069	1,231	160
Income from continuing operations	80,908	71,136	70,862
Discontinued operations:
Income from discontinued operations, net of income tax effect	-	4,900	6,016
Gain (loss) on disposition, net of income tax effect	91	(5,204)	-
Net income	80,999	70,832	76,878
Other comprehensive income (loss), net	(1,898)	1,674	1,504
Comprehensive income	$79,101	$72,506	$78,382

Earnings (loss) per common share:
Basic:
Continuing operations	$1.77	$1.57	$1.57
Discontinued operations	-	(0.01)	0.13
Net income	$1.77	$1.56	$1.70

Diluted:
Continuing operations	$1.77	$1.56	$1.56
Discontinued operations	-	(0.01)	0.13
Net income	$1.77	$1.56	$1.70

Dividends per common share	$0.72	$0.72	$0.72

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Amount			Shares
(Thousands)	2007	2006	2005	2007	2006	2005

Common Stock:	$78,974	$76,818	$74,056	39,487	38,409	37,028
Balance, beginning of year
Conversion from Class B Common Stock	372	1,380	2,210	186	690	1,105
Shares issued	708	884	580	354	442	290
Shares reacquired	(96)	(108)	(28)	(48)	(54)	(14)
Balance, end of year	79,958	78,974	76,818	39,979	39,487	38,409
Class B Common Stock:
Balance, beginning of year	12,788	14,168	16,378	6,394	7,084	8,189
Conversion to Common Stock	(372)	(1,380)	(2,210)	(186)	(690)	(1,105)
Balance, end of year	12,416	12,788	14,168	6,208	6,394	7,084
Additional paid-in capital:
Balance, beginning of year	123,738	115,464	100,537
Reclassification from unearned compensation	-	(5,505)	-
Stock option expense	2,144	2,678	2,807
Amortization of restricted Common Stock	5,199	5,425	-
Income tax benefit (expense) of stock options exercised	(686)	(33)	749
Shares issued	1,695	5,709	11,371
Balance, end of year	132,090	123,738	115,464
Unearned compensation:
Balance, beginning of year	-	(5,505)	(3,913)
Reclassification to additional paid-in-capital	-	5,505	-
Restricted Common Stock issued	-	-	(6,215)
Restricted Common Stock canceled	-	-	45
Amortization	-	-	4,578
Balance, end of year	-	-	(5,505)
Retained earnings:
Balance, beginning of year	771,947	733,961	689,785
Net income	80,999	70,832	76,878
Cash dividends	(33,160)	(32,846)	(32,702)
Balance, end of year	819,786	771,947	733,961
Accumulated other comprehensive income:
Balance, beginning of year	3,178	1,504	-
Unrealized gain (loss) on interest rate exchange agreements	(3,796)	2,527	2,707
Unrealized gain (loss) on available-for-sale securities	716	121	(230)
Adoption of FASB Statement 158 for pension and postretirement benefits	65,780	-	-
Deferred income taxes, net	(23,686)	(974)	(973)
Balance, end of year	42,192	3,178	1,504
Total stockholders’ equity	$1,086,442	$990,625	$936,410	46,187	45,881	45,493

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2007	2006	2005

Cash provided by operating activities:
Net income	$80,999	$70,832	$76,878
Results of discontinued operations	91	(304)	6,016
Income from continuing operations	80,908	71,136	70,862
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	93,589	96,070	59,249
Stock compensation expense	7,193	7,693	7,879
Accretion of debt fair value adjustment	(7,579)	(7,190)	(2,385)
Loss on early extinguishment of debt	-	-	11,181
Distributions less than earnings of associated companies	(792)	(482)	(1,288)
Increase (decrease) in deferred income taxes	(6,309)	(29,178)	165
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	(6,411)	5,547	(5,681)
Decrease (increase) in inventories and other	5,470	2,859	(3,897)
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	18,428	(7,904)	5,519
Increase (decrease) in pension, postretirement and post employment benefits	(3,314)	10,178	6,939
Change in income taxes receivable or payable	(14,504)	42,060	(595)
Other	2,233	6,372	3,738
Net cash provided by operating activities of continuing operations	168,912	197,161	151,686
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	(90,005)	(70,415)	(13,038)
Sales of marketable securities	78,018	68,043	67,199
Purchases of property and equipment	(34,567)	(32,544)	(24,096)
Acquisitions, net	(1,065)	(4,245)	(1,299,738)
Increase in restricted cash	(1,165)	(11,916)	(6,847)
Other	10,075	8,394	4,211
Net cash required for investing activities of continuing operations	(38,709)	(42,683)	(1,272,309)
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(196,375)	(218,000)	(338,600)
Proceeds from long-term debt	67,000	55,000	1,507,000
Financing costs	-	(2,814)	(28,855)
Cash dividends paid	(33,038)	(32,671)	(32,361)
Purchases of Common Stock	(1,099)	(1,260)	(548)
Other, primarily issuance of Common Stock	2,578	7,815	5,399
Net cash provided by (required for) financing activities of continuing operations	(160,934)	(191,930)	1,112,035
Net cash provided by (required for) discontinued operations:
Operating activities	(780)	5,517	8,808
Investing activities	22,873	33,030	(687)
Net increase (decrease) in cash and cash equivalents	(8,638)	1,095	(467)
Cash and cash equivalents:
Beginning of year	8,638	7,543	8,010
End of year	$-	$8,638	$7,543

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lee Enterprises, Incorporated, is a premier provider of local news, information and advertising in primarily midsize markets, with 51 daily newspapers and a joint interest in five others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states. The Company currently operates in a single operating segment.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In June 2005, the Company acquired Pulitzer Inc. (Pulitzer). The acquisition has a significant impact on the Consolidated Financial Statements.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

References to 2007, 2006, 2005 and the like mean the fiscal year ended September 30.

The former Pulitzer operations use period accounting. As a result their fiscal year ends on the last Sunday in September. These enterprises had 53 weeks (371 days) of business activity in 2007 compared to 52 weeks (364 days) in 2006. All other enterprises used calendar year accounting in 2007, 2006 and 2005. Beginning in 2008 all of the Company’s enterprises will use period accounting. Because of the change the Company will have 364 days of business activity in 2008.

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

Investments in MNI and TNI are accounted for using the equity method and are reported at cost plus the Company’s share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

Minority interest in earnings of PD LLC, DS LLC and INN is recognized in the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents. Outstanding checks in excess of funds on deposit are included in accounts payable and are classified as financing activities in the Consolidated Statements of Cash Flows.

Accounts Receivable

The Company evaluates its allowance for doubtful accounts receivable based on historical credit experience, payment trends and other economic factors. Delinquency is determined based on timing of payments in relation to billing dates. Accounts considered to be uncollectible are written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 30, 2007 and 2006 are less than replacement cost by $3,320,000 and $4,556,000, respectively.

The components of newsprint inventory by cost method are as follows:

	September 30
(Thousands)	2007	2006

First-in, first-out	$5,414	$10,099
Last-in, first-out	4,383	5,193
	$9,797	$15,292

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and mailroom equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 – 54
Printing presses and mailroom equipment	2 – 28
Other	1 – 20

The Company capitalizes interest as a component of the cost of constructing major facilities. At September 30, 2007, capitalized interest was not significant.

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

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes a determination of the fair value of its business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.

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

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related online site. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for publications or advance payments for advertising.

Advertising Costs

Advertising costs are expensed as incurred.

Pension, Postretirement and Postemployment Benefit Plans

The Company evaluates its liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If the Company used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods. See Note 20.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Rate Exchange Agreements

The Company accounts for interest rate exchange agreements, which are comprised of floating-to-fixed rate interest rate swaps, or interest rate collars, as cash flow hedges. The Company expects that the fair value of these agreements will significantly offset changes in the cash flows of the associated floating rate debt. The fair value of such instruments is recorded in accumulated other comprehensive income, net of applicable income tax expense or benefit.

Stock Compensation

The Company has four stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, as amended by Statement 123–Revised, Share-Based Payment. The adoption of Statement 123–Revised in 2006 resulted in a reclassification of unearned compensation to additional paid-in capital in 2006. The Company amortizes as compensation expense the value of stock options and restricted Common Stock by the straight-line method over the vesting or restriction period, which is generally one to three years.

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and a self-insurer bond totaling $7,395,000 at September 30, 2007 are outstanding in support of the Company’s insurance program.

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

The unaudited pro forma condensed consolidated income statement information for 2005, set forth below, presents the results of operations as if the acquisition of Pulitzer had occurred at the beginning of that year and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such year. Pro forma results for 2005 include $29,544,000 of early retirement, transition and debt extinguishment costs related to the acquisition. The amounts in the table below are adjusted for the divestitures of the Pacific Northwest Properties and the daily newspaper in Rhinelander, Wisconsin. See Note 3. Other acquisitions described below are excluded as the amounts are not significant.

(Thousands, Except Per Common Share Data) (Unaudited)	2005

Operating revenue	$1,121,081
Income from continuing operations	67,345

Earnings per common share from continuing operations:
Basic	$1.49
Diluted	1.49

The $1,461,585,000 purchase price of Pulitzer, all of which was paid in cash, included approximately $11,200,000 of fees and expenses, and was originally allocated as follows. The original purchase price includes assets and liabilities of the Rhinelander, Wisconsin daily newspaper. See Notes 3 and 6.

(Thousands)

Current assets	$305,432
Restricted cash and investments	73,560
Property and equipment	140,532
Long-term investments	207,937
Goodwill	922,396
Intangible and other assets	623,827
Total assets acquired	2,273,684
Current liabilities	55,125
Long-term debt	337,512
Pension, postretirement and postemployment benefits	118,480
Deferred income taxes	274,394
Other long-term liabilities	26,588
$1,461,585

Incremental goodwill was recorded as a result of the Company’s acquisition of Pulitzer as the purchase price exceeded the fair value of tangible and identified intangible assets acquired. Such goodwill is not deductible for income tax purposes. Future tax deductible goodwill recorded by Pulitzer as a result of prior transactions is approximately $585,500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets, excluding those of TNI, consist of the following:

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

In 2006, the Company purchased a web-hosting business and national advertising network at a cost of $3,800,000 from PowerOne Media, LLC (PowerOne), in which the Company and MNI owned minority interests and purchased a minority interest in INN in exchange for the forgiveness of certain notes receivable with a carrying value of $75,000. In 2006, the Company also purchased a weekly newspaper at a cost of $412,000.

In 2007, the Company purchased a minority interest in an online employment application from PowerOne at a cost of $118,000. In 2007, PowerOne was dissolved. In 2007, the Company purchased several newspaper distribution businesses at a cost of $1,911,000 of which $984,000 was included in accounts payable at September 30, 2007. In 2007, the Company also purchased a specialty publication at a cost of $20,000. These acquisitions did not have a material effect on the Consolidated Financial Statements.

3	DISCONTINUED OPERATIONS

In 2006, the Company sold several stand-alone publishing and commercial printing operations in Seattle and Spokane, Washington, and Portland, Oregon, a twice weekly newspaper in Oregon (collectively the Pacific Northwest Properties), and the daily newspaper in Rhinelander, Wisconsin. The Company received $20,700,000 in 2007 and $33,198,000 in 2006. The transactions resulted in an after tax loss of $5,204,000, which is recorded in discontinued operations.

In 2007, the Company sold a weekly newspaper in Oregon and received $250,000.

Results of discontinued operations consist of the following:

(Thousands)	2007	2006	2005

Operating revenue	$114	$41,104	$42,297

Income (loss) from discontinued operations	$ (16)	$ 7,803	$ 9,911
Gain (loss) on sale of discontinued operations	156	(7,854)	-
Income tax expense, net	49	253	3,895
	$ 91	$ (304)	$ 6,016

Assets and liabilities of discontinued operations consist of the following:

(Thousands)	September 30, 2006

Current assets	$88
Property and equipment, net	113
Intangible and other assets	141
Total assets	$342

Current liabilities	$523

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2007	2006	2005

Computed “expected” income tax expense (benefit)	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	-	(3.9)	4.3
Other, primarily goodwill basis differences	-	(457.2)	-
	35.0%	(496.1)%	39.3%

4	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen, as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media.

Each newspaper is solely responsible for its own news and editorial content. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

	September 30
(Thousands)	2007	2006

ASSETS

Current assets	$12,894	$14,810
Investments and other assets	19	10
Total assets	$12,913	$14,820

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities	$6,327	$7,211
Members’ equity	6,586	7,609
Total liabilities and members’ equity	$12,913	$14,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of TNI (2005 from the June 3, 2005 date of acquisition of Pulitzer) are as follows:

(Thousands)	2007	2006	2005

Operating revenue	$117,658	$121,223	$36,986
Operating expenses, excluding depreciation and amortization	81,066	83,485	26,218
Operating income	$36,592	$37,738	$10,768

Company’s 50% share of operating income	$18,296	$18,869	$5,384
Less amortization of intangible assets	6,339	5,987	1,644
Equity in earnings of TNI	$11,957	$12,882	$3,740

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $1,434,000, $2,049,000 and $672,000 in 2007, 2006 and 2005, respectively.

At September 30, 2007, the carrying value of the Company’s 50% investment in TNI is $166,678,000. The difference between the Company’s carrying value and its 50% share of the members’ equity of TNI relates principally to goodwill of $85,273,000, and other identified intangible assets of $78,666,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 6.

Annual amortization of intangible assets is estimated to be $6,339,000 in each of the five years ending September 2012.

In 2007, defined pension benefits for certain TNI employees were frozen at then current levels. As a result, TNI recognized a curtailment gain of $2,074,000. See Note 9.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as their related online operations. Net income or loss of MNI (after income taxes) is allocated equally to the Company and The Capital Times Company (TCT). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 30
(Thousands)	2007	2006

ASSETS

Current assets	$21,869	$24,238
Investments and other assets	34,397	36,506
Property and equipment, net	13,295	12,126
Total assets	$69,561	$72,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities, excluding debt	$13,285	$13,184
Debt, including current maturities	2,642	8,014
Other liabilities	3,040	2,660
Stockholders’ equity	50,594	49,012
Total liabilities and stockholders’ equity	$69,561	$72,870

Summarized results of MNI are as follows:

(Thousands)	2007	2006	2005

Operating revenue	$111,968	$121,541	$122,021
Operating expenses, excluding depreciation and amortization	81,793	91,572	87,429
Operating income	25,871	25,129	29,504
Net income	16,334	15,714	18,088

Company’s 50% share of net income	$8,167	$7,857	$9,044

Accounts receivable from associated companies consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $10,636,000, $10,425,000, and $10,164,000, in 2007, 2006, and 2005, respectively.

In 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

Certain other information relating to the Company’s investment in MNI is as follows:

	September 30
(Thousands)	2007	2006

Company’s share of:
Stockholders’ equity	$25,297	$24,506
Undistributed earnings	25,047	24,256

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities, which are comprised of debt securities issued by the U.S. government and agencies, and which include certain of the Company’s restricted cash and investments, are classified as available-for-sale securities at September 30, 2007 and 2006, and consist of the following:

	September 30
(Thousands)	2007	2006

Amortized cost	$89,979	$77,419
Gross unrealized gains	605	52
Gross unrealized losses	(1)	(161)
Fair value	$90,583	$77,310

Proceeds from the sale of such securities total $78,018,000 in 2007, and $68,043,000 in 2006, resulting in no gross realized gains or losses and $67,199,000 in 2005 resulting in gross realized gains of $84,000 and gross realized losses of $10,000.

The amortized cost and fair value of marketable securities as of September 30, 2007, by contractual maturity, are as follows. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(Thousands)	Amortized Cost	Fair Value

Due in one year or less	$35,118	$35,235
Due after one year through five years	54,861	55,348
	$89,979	$90,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands)	2007	2006

Goodwill, beginning of year	$1,498,830	$1,499,622
Goodwill related to acquisitions	15,527	(792)
Goodwill, end of year	$1,514,357	$1,498,830

In 2007, the Company recorded an adjustment to goodwill of $13,616,000 to reflect the resolution of tax uncertainties associated with the acquisition of Pulitzer. Also in 2007, the Company recorded $1,911,000 of goodwill associated with its acquisition of several newspaper distribution businesses.

Identified intangible assets related to continuing operations consist of the following:

	September 30
(Thousands)	2007	2006

Nonamortized intangible assets:
Mastheads	$73,746	$73,746
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,073,142	1,073,125
Less accumulated amortization	226,274	166,240
	846,868	906,885
Noncompete and consulting agreements	28,658	28,678
Less accumulated amortization	28,590	28,397
	68	281
	$920,682	$980,912

In 2006, the Company, based on its analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists, including those of TNI, was decreased from approximately 21 years to 17 years. The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $1,847,000 in 2006, of which $469,000 is recorded in equity in earnings of TNI. This change in non-cash amortization expense has no impact on the Company’s cash flows or debt covenants.

In 2006, the Company also recorded a separate non-cash charge of $5,526,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,939,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of TNI. The Company uses a royalty approach to value such assets. Lower than expected revenue growth resulted in the change in value.

Annual amortization of intangible assets for the five years ending September 2012 is estimated to be $59,705,000, $59,179,000, $59,098,000, $58,319,000, and $57,896,000, respectively.

7	DEBT

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

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of less than 4.25:1 for two consecutive quarterly periods.

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans: 0.625% to 1% (0.75% at September 30, 2007) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at September 30, 2007 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan beginning in 2006. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. Total A Term Loan payments in 2007 and 2006 are $44,375,000 and $24,000,000, respectively. The Company repaid the B Term Loan in full in 2006.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2007 met required repayments related to the Company’s 2006 sales transactions.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.75:1 at September 30, 2007) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At September 30, 2007, the Company is in compliance with such covenants.

In 2005, upon consummation of the Old Credit Agreement, the Company borrowed $1,462,000,000. The proceeds were used to consummate the acquisition of Pulitzer, to repay certain existing indebtedness of the Company, as discussed more fully below, and to pay related fees and expenses.

In connection with the execution of the Old Credit Agreement, the Company redeemed, as of June 3, 2005, all of the $52,000,000 outstanding indebtedness under its then existing credit agreement and, as of June 6, 2005, the existing senior notes of the Company under a Note Purchase Agreement dated as of March 18, 1998 totaling $102,000,000. Refinancing of existing debt of the Company resulted in a loss before income taxes of $11,181,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pulitzer Notes

In conjunction with its formation, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Lenders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald, Inc.) and Pulitzer, Herald, Inc. agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. In December 2006, Herald Inc. assigned its assets and liabilities to Herald.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At September 30, 2007, the Company is in compliance with such covenants. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain the Reserve, consisting of cash and investments in U.S. government securities, totaling approximately $111,060,000 at September 30, 2007. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 19.

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

Debt consists of the following:

			Interest Rate(s)
	September 30		September 30
(Thousands)	2007	2006	2007

Credit Agreement:
A Term Loan	$881,625	$926,000	6.10-6.26%
Revolving credit facility	208,000	293,000	5.89-6.10
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	13,255	20,834
	1,408,880	1,545,834
Less current maturities	62,250	35,375
	$1,346,630	$1,510,459

Aggregate maturities of debt for each of the five years ending September 2012 are $62,250,000, $448,500,000, $166,250,000, $261,250,000, and $457,375,000, respectively.

8	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. At September 30, 2007 and 2006, the Company recorded an asset of $1,438,000 and $5,234,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

In October 2007, the Company executed interest rate collars in the notional amount of $150,000,000 with a forward starting date of November 30, 2007. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 30, 2007, after consideration of the interest rate swaps described above, approximately 53% of the principal amount of the Company’s debt is subject to floating interest rates.

In 2005, the Company terminated fixed-to-floating rate interest rate swaps with a notional amount of $150,000,000 previously executed by Pulitzer. The swaps were accounted for as fair value hedges. The Company received cash of $2,100,000 upon termination.

The Company’s interest rate exchange agreements consist of the following:

(Thousands)				September 30 2007
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 75,000	November 30, 2005	November 30, 2007	4.195%	$174
75,000	November 30, 2005	November 30, 2007	4.200	173
75,000	November 30, 2005	November 30, 2008	4.290	356
50,000	November 30, 2005	November 30, 2009	4.315	279
50,000	November 30, 2005	November 30, 2009	4.325	269
25,000	November 30, 2005	November 30, 2010	4.395	187
$350,000				$1,438

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	-
75,000	November 30, 2007	November 30, 2009	3.61-5.00	-
$150,000				-

9	PENSION PLANS

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

Effective September 30, 2007, the Company adopted the recognition and disclosure provisions of FASB Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of Statement 158 resulted in an increase in assets and decrease in liabilities in the aggregate amounts of $9,591,000, and $32,649,000, respectively, and an increase in stockholders’ equity of $26,944,000, net of the related income tax effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost components of the Company’s pension plans (2005 from the June 3, 2005 date of acquisition of Pulitzer) are as follows:

(Thousands)	2007	2006	2005

Service cost for benefits earned during the year	$1,909	$5,532	$2,229
Interest cost on projected benefit obligation	9,172	9,191	2,950
Expected return on plan assets	(12,827)	(12,637)	(4,212)
Amortization of net gain	(1,355)	-	-
Amortization of prior service cost	(93)	-	-
Curtailment gains	(3,865)	(102)	-
Early retirement program benefits (see Note 19)	3,869	4,523	4,650
Net periodic pension cost (benefit)	$(3,190)	$6,507	$5,617

Net periodic pension cost (benefit) of $(2,136,000), $605,000, and $202,000 is allocated to TNI in 2007, 2006 and 2005, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2007	2006

Benefit obligation, beginning of year	$168,172	$186,480
Service cost	1,909	5,532
Interest cost	9,172	9,191
Actuarial loss (gain)	985	(27,959)
Benefits paid	(10,813)	(9,493)
Change in plan provisions	(1,591)	-
Curtailment gains	(3,865)	(102)
Early retirement program benefits	3,869	4,523
Benefit obligation, end of year	167,838	168,172
Fair value of plan assets, beginning of year:	161,764	157,285
Actual return on plan assets	25,383	13,972
Benefits paid	(10,813)	(9,493)
Employer contributions	845	-
Fair value of plan assets, June 30 measurement date	177,179	161,764
Funded status – benefit obligation in excess of (less than) plan assets	(9,341)	6,408
Contributions made after measurement date	(130)	(845)
Unrecognized net actuarial gain	-	30,526
Net amount recognized in the Consolidated Balance Sheets	$(9,471)	$36,089

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 30
(Thousands)	2007	2006

Other non-current assets	$9,591	$-
Pension obligations	120	36,089
Accumulated other comprehensive income (before income tax benefit)	42,240	-

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 30, 2007

Unrecognized net actuarial gain	$40,650
Unrecognized prior service benefit	1,590
$42,240

The Company expects to recognize $133,000 and $1,697,000 of unrecognized prior service benefit and unrecognized net actuarial gain, respectively, in net periodic pension cost in 2008.

The accumulated benefit obligation for the plans are $161,701,000 and $156,654,000 at September 30, 2007 and 2006, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $10,791,000, $10,791,000 and $10,620,000, respectively, at September 30, 2007.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 30
	2007	2006

Discount rate	5.75%	5.75%
Rate of compensation increase	4.0	4.0

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2007	2006	2005

Discount rate	5.75%	5.0%	5.0%
Expected long-term return on plan assets	8.0	8.5	8.5
Rate of compensation increase	4.0	4.0	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets is as follows:

		Actual Allocation
		September 30
Asset Class	Policy Allocation	2007	2006

Equity securities	65 to 70%	71%	70%
Debt securities	30 to 35	29	30

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The pension trust holds no Company securities, directly or through separate accounts.

Cash Flows

Based on its forecast at September 30, 2007, the Company expects to make no contributions to its pension trust in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

(Thousands)

2008	$10,919
2009	10,755
2010	10,854
2011	11,027
2012	11,391
2013-2017	64,136

2007 Curtailment

In 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000 and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI. See Note 4.

Other Plans

The Company is obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,695,000 and $2,853,000 at September 30, 2007 and 2006, respectively.

Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing the Company’s required contributions to these plans, is approximately $597,000 in 2007, $679,000 in 2006 and $228,000 in 2005.

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

Effective September 30, 2007 the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of Statement 158 resulted in a decrease in liabilities in the aggregate amount of $23,540,000, and an increase in stockholders’ equity of $13,968,000, net of the related income tax effect.

The Company uses a June 30 measurement date for all of its postretirement obligations.

The net periodic postretirement benefit cost components for the Company’s postretirement plans (2005 from the June 3, 2005 date of acquisition of Pulitzer) are as follows:

(Thousands)	2007	2006	2005

Service cost for benefits earned during the year	$2,099	$3,377	$1,107
Interest cost on projected benefit obligation	6,932	6,588	2,196
Expected return on plan assets	(2,189)	(2,071)	(690)
Amortization of net gain	(101)	-	-
Amortization of prior service cost	(175)	-	-
Curtailment gain	(1,940)	-	-
Early retirement program benefits	386	660	450
Net periodic postretirement benefit cost	$5,012	$8,554	$3,063

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2007	2006

Benefit obligation, beginning of year	$127,133	$134,977
Service cost	2,099	3,377
Interest cost	6,932	6,588
Actuarial gain	(10,410)	(12,418)
Benefits paid, net of premiums received	(6,160)	(6,051)
Change in plan provisions	(3,027)	-
Curtailment gain	801	-
Medicare Part D subsidies	524	-
Early retirement program benefits	386	660
Benefit obligation, end of year	118,278	127,133
Fair value of plan assets, beginning of year	45,789	44,187
Actual return on plan assets	1,645	1,602
Employer contributions	3,087	6,051
Benefits paid	(5,636)	(6,051)
Fair value of plan assets, June 30 measurement date	44,885	45,789
Funded status – benefit obligation in excess of plan assets	73,393	81,344
Unrecognized net actuarial gain	-	13,665
Funding changes made after measurement date	(191)	1,123
Net amount recognized in the Consolidated Balance Sheets	$73,202	$96,132

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 30
(Thousands)	2007	2006

Current portion of benefit obligation	$4,610	$-
Postretirement benefit obligations	68,592	96,132
Accumulated other comprehensive income (before income tax benefit)	23,540	-

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 30, 2007

Unrecognized net actuarial gain	$20,688
Unrecognized prior service benefit	2,852
$23,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to recognize $233,000 and $633,000 of unrecognized prior service benefit and unrecognized net actuarial gain, respectively, in net periodic postretirement benefit cost in 2008.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 30
	2007	2006

Discount rate	5.75%	5.75%
Expected long-term return on plan assets	5.0	5.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2007	2006	2005

Discount rate	5.75%	5.0%	5.0%
Expected long-term return on plan assets	5.0	5.0	5.0

Assumed health care cost trend rates are as follows:

	September 30
	2007	2006

Health care cost trend rates	8.0%	9.0-9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5-5.0%	4.5-5.0%
Year in which the rate reaches the ultimate trend rate	2011	2011

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2007:

	One Percentage Point
(Thousands)	Increase	Decrease

Effect on net periodic postretirement benefit cost	$1,296	$(1,052)
Effect on postretirement benefit obligation	13,927	(11,694)

Plan Assets

The weighted-average asset allocation of the Company’s postretirement fund at September 30, 2007 and 2006, is as follows:

Asset Class	Policy Allocation	Actual Allocation

Debt securities	100%	100%

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

Cash Flows

Based on its forecast at September 30, 2007, the Company expects to contribute $4,610,000 to its postretirement plans in 2008.

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

The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2008	$7,190	$(580)	$6,610
2009	7,640	(610)	7,030
2010	7,860	(630)	7,230
2011	8,060	(650)	7,410
2012	8,190	(680)	7,510
2013-2017	39,910	(4,000)	35,910

2007 Curtailment

In 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000.

Postemployment Plan

The Company’s postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, is $3,644,000 and $4,099,000 at September 30, 2007 and 2006, respectively.

11	OTHER RETIREMENT PLANS

Substantially all of the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $24,716,000 in 2007, $25,112,000 in 2006, and $22,022,000 in 2005.

In conjunction with the acquisition of Pulitzer, an existing supplemental executive benefit retirement plan (SERP) was amended and converted into an individual account plan. An account was established for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each participant and was credited with an amount representing the present value of the participant’s accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest is credited to each account at an annual rate of 5.75%. The SERP, as amended, will be liquidated on or about May 1, 2008, or earlier upon a change of control of the Company, at which time each participant will receive a lump sum payment equal to the balance in his account. Retired participants will continue to receive annuity payments until the liquidation of the SERP. At September 30, 2007 and 2006, the Company’s liability under the SERP totals $18,140,000 and $18,527,000, respectively.

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

Total stock compensation expense is $7,193,000, $7,693,000, and $7,879,000, in 2007, 2006, and 2005, respectively.

Stock Options

The Company has reserved 2,087,687 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2007	2006	2005

Under option, beginning of year	939	981	921
Granted	304	177	140
Exercised	(1)	(113)	(76)
Canceled	(47)	(106)	(4)
Under option, end of year	1,195	939	981

Exercisable, end of year	749	627	608

Weighted average prices of stock options are as follows:

	2007	2006	2005

Granted	$28.72	$39.56	$47.64
Exercised	21.50	32.94	30.28
Under option, end of year	35.61	37.96	37.76

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted.

	2007	2006	2005

Dividend yield	2.5%	1.7%	1.5%
Volatility	18.7%	21.7%	24.3%
Risk-free interest rate	4.5%	4.4%	3.6%
Expected life (years)	4.7	4.7	4.7
Estimated fair value	$5.16	$8.74	$11.00

A summary of stock options outstanding at September 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$25 to 30	368,175	7.7	$28.52	74,825	$27.73
30 to 35	215,391	5.1	32.51	215,391	32.51
35 to 40	328,434	5.9	37.31	226,138	36.30
40 to 45	155,101	5.9	43.22	155,101	43.22
45 to 50	127,753	7.0	47.63	78,024	47.62
	1,194,854	6.4	$35.61	749,479	$36.97

Total unrecognized compensation expense for unvested stock options at September 30, 2007 is $1,683,000, which will be recognized over a weighted average period of 1.4 years.

The exercise of stock options in 2007, 2006 and 2005 resulted in cash proceeds of $28,000, $3,711,000, and $2,289,000, respectively, and income tax benefits of $3,000, $215,000 and $427,000, respectively.

The intrinsic value of stock options exercised in 2007, 2006, and 2005 is $7,000, $552,000, and $1,094,000, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007, is zero.

Restricted Common Stock

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability.

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2007	2006	2005

Outstanding, beginning of year	335	279	219
Granted	197	165	116
Vested	(106)	(88)	(54)
Forfeited	(10)	(21)	(2)
Outstanding, end of year	416	335	279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average grant date fair values of restricted Common Stock are as follows:

	2007	2006	2005

Outstanding, beginning of year	$43.91	$44.98	$38.00
Granted	28.73	40.73	47.59
Vested	45.24	41.79	35.53
Forfeited	34.94	42.03	39.90
Outstanding, end of year	36.60	43.91	44.98

The fair value of restricted Common Stock vested in 2007, 2006 and 2005 is $3,004,000, $3,466,000, and $2,565,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock as of September 30, 2007 is $5,867,000, which will be recognized over a weighted average period of 1.4 years.

At September 30, 2007, 892,833 shares are available for granting of stock options or issuance of restricted Common Stock.

Stock Purchase Plans

The Company has 420,000 shares of Common Stock available for issuance pursuant to the Company’s Employee Stock Purchase Plan (ESPP). April 30, 2008 is the exercise date for the current offering. In 2007, the purchase price provision of the ESPP was amended to 85% of the fair market value on the exercise date, beginning with the current offering. The Company’s expense in 2007 is based on the difference between the fair value of shares purchased and the purchase price. The weighted-average fair values of purchase rights granted under the ESPP in 2006 and 2005, computed using the Black-Scholes option-pricing model, are $6.53 and $8.43, respectively.

In 2007, 2006, and 2005 employees purchased 121,000, 131,000, and 89,000 shares, respectively, under the ESPP at a price of $22.48 in 2007, $26.11 in 2006, and $35.11 in 2005. The market value on the purchase date was $26.18 in 2007, $30.80 in 2006, and $41.51 in 2005.

The Company also has 81,000 shares of Common Stock available for issuance under the Company’s Supplemental Employee Stock Purchase Plan (SPP). Under the SPP, an offering period is each three-month calendar quarter, unless changed, and the last business day of each calendar quarter is the exercise date for such quarterly offering period. The purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period.

Employees purchased 25,000, 23,000 and 5,600 shares, respectively, at a weighted average price of $19.47 in 2007, $25.67 in 2006 and $36.11 in 2005 under the SPP. The weighted average market values on the purchase dates in 2007, 2006 and 2005 are $22.91, $30.20, and $42.48 respectively.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands)	2007	2006	2005

Current:
Federal	$36,623	$61,270	$35,979
State	3,881	9,175	5,851
Deferred	(6,309)	(30,452)	2,523
	$34,195	$39,993	$44,353

Continuing operations	$34,146	$39,740	$40,458
Discontinued operations	49	253	3,895
	$34,195	$39,993	$44,353

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	2007	2006	2005

Computed “expected” income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.0	3.3
Net income of associated companies taxed at dividend rates	(2.0)	(2.0)	(2.3)
Domestic production deduction	(0.8)	(0.8)	-
Resolution of tax matters	(5.9)	(0.3)	-
Other	0.1	0.5	0.3
	29.4%	35.4%	36.3%

Substantial deferred income tax liabilities were recorded in 2005 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

	September 30
(Thousands)	2007	2006

Deferred income tax liabilities:
Property and equipment	$(52,232)	$(55,504)
Equity in undistributed earnings of affiliates	(2,041)	(2,073)
Investment in Tucson newspaper partnership	(62,284)	(67,593)
Identified intangible assets	(420,027)	(412,967)
	$(536,584)	$(538,137)

Deferred income tax assets:
Accrued compensation	$19,468	$15,719
Allowance for doubtful accounts and losses on loans	5,228	5,334
Pension and postretirement benefits	32,307	65,265
Long-term debt and interest rate exchange agreements	(397)	2,707
State operating loss carryforwards	12,708	12,291
Other	4,483	5,876
	73,797	107,192
Valuation allowance	(11,435)	(12,291)
Net deferred income tax liabilities	$(474,222)	$(443,236)

Net deferred income tax liabilities are classified as follows:

	September 30
(Thousands)	2007	2006

Current assets	$7,343	$11,079
Non-current liabilities	(481,565)	(454,315)
Net deferred income tax liabilities	$(474,222)	$(443,236)

At September 30, 2007, the Company has approximately $305,042,000 of operating loss carryforwards for state tax purposes that expire between 2008 and 2027. Such loss carryforwards result in a deferred income tax asset of $12,708,000 at September 30, 2007, of which $11,435,000 is offset by a valuation allowance.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $10,648,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of TCT and 5.0% interest in Cardinals Holdings LLC, are carried at cost. The fair value of floating rate debt approximates the carrying amount. The fair value of the Company’s fixed rate debt follows and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

	September 30
(Thousands)	2007	2006

Carrying amount	$319,255	$326,834
Fair value	316,913	321,234

16	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Common Share Data)	2007	2006	2005

Income (loss) applicable to common stock:
Continuing operations	$80,908	$71,136	$70,862
Discontinued operations	91	(304)	6,016
Net income	$80,999	$70,832	$76,878

Weighted average Common Shares	46,088	45,763	45,394
Less non-vested restricted Common Stock	417	342	276
Basic average Common Shares	45,671	45,421	45,118
Dilutive stock options and restricted Common Stock	133	125	230
Diluted average Common Shares	45,804	45,546	45,348

Earnings (loss) per common share:
Basic:
Continuing operations	$1.77	$1.57	$1.57
Discontinued operations	-	(0.01)	0.13
Net income	$1.77	$1.56	$1.70

Diluted:
Continuing operations	$1.77	$1.56	$1.56
Discontinued operations	-	(0.01)	0.13
Net income	$1.77	$1.56	$1.70

For 2007, 2006 and 2005, the Company had 1,128,000, 842,500, and 177,500 weighted average shares, respectively, subject to issuance under its stock option and employee stock purchase plan that have no intrinsic value and are not considered in the computation of earnings per common share.

17	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable is as follows:

(Thousands)	2007	2006	2005

Balance, beginning of year	$11,313	$9,365	$6,153
Additions charged to expense	5,807	7,260	2,470
Reserves of businesses acquired or sold	-	-	5,008
Deductions from reserves	(6,757)	(5,312)	(4,266)
Balance, end of year	$10,363	$11,313	$9,365

18	OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

	September 30
(Thousands)	2007	2006

Compensation	$31,165	$23,670
Retirement and stock purchase plans	33,501	11,856
Interest	14,790	7,584
Other	16,777	15,347
	$96,233	$58,457

Cash payments are as follows:

(Thousands)	2007	2006	2005

Interest	$86,767	$101,018	$28,879
Income taxes, net of refunds	55,693	28,403	42,187

19	COMMITMENTS AND CONTINGENT LIABILITIES

Newsprint

The Company has contracts for the purchase of 49,925 metric tons of newsprint, at market prices, from three suppliers through December 2009.

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2012 and thereafter are $3,832,000, $3,385,000, $2,451,000, $2,116,000, $1,525,000 and $7,309,000, respectively. Total operating lease expense is $5,540,000, $5,380,000, and $3,513,000, in 2007, 2006, and 2005, respectively.

Capital Commitments

At September 30, 2007, the Company had construction and equipment purchase commitments totaling approximately $4,803,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

St. Louis Post-Dispatch Early Retirement Programs

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense in 2007. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments substantially all of which are to be made in 2008, with the remainder due primarily to enhancements of pension and other postretirement benefits.

In 2006, the St. Louis Post-Dispatch concluded another offering of early retirement incentives that resulted in an adjustment of staffing levels. 130 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits and lump-sum cash payments based on continuous service. The cost totaled $17,778,000 before income tax benefit, with $9,124,000 recognized in 2005, and $8,654,000 recognized in 2006. Approximately $7,000,000 of the cost represents cash payments made, with the remainder due primarily to enhancements of pension and other post retirement benefits.

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald, as successor to Herald Inc., holds a 5% interest. Herald’s 5% interest is reported as minority interest in the Consolidated Statements of Income and Comprehensive Income. Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow the Reserve, which is equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000.

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

In the event the transactions effected in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the Internal Revenue Service (IRS) as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. In 2005, the Company was advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company participated in the formulation of Herald’s response to this IRS request for information and documents. In 2006, the IRS concluded its examination without adjustment related to the Venture and the Initial Distribution. The Company considers the matter closed. The related statute of limitations expires in December 2007.

Income Taxes

The Company files income tax returns with the IRS and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position or cash flows.

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. In August 2006, the IRS rescinded the notice of deficiency and issued a letter, which allowed the Company to initially pursue this matter at the IRS Appeals level. In February 2007, the IRS informed the Company that it does not intend to pursue the claim. In 2007, the IRS completed its audit of 2003 and 2004 without any adjustment corresponding to this matter. As a result of those developments and the resolution of certain state audits, the Company reduced income tax expense by $6,880,000 in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provisions of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased accumulated other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000 and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively.

Statement 158 will also require the Company to change its measurement date to the last day of the fiscal year from a date three months prior to the end of the fiscal year, beginning in 2009. The change in measurement date will require a one-time adjustment to retained earnings, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, which is effective for the Company in 2008. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109. Interpretation 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company will adopt Interpretation 48 effective in October 2007, with any cumulative effect of the adoption recorded as an adjustment to retained earnings. The Company has not completed its evaluation of the effects of Interpretation 48 on its Consolidated Financial Statements.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for the Company in 2009. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows. Subsequently, the FASB deferred the effective date of this pronouncement until 2010 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.

In 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides the Company the option to measure many financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. Statement 159 is effective for the Company in 2009. The Company has not completed its evaluation on the effect of Statement 159 on its Consolidated Financial Statements.

21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2007

Operating revenue	$300,490	$261,660	$281,375	$284,136

Income from continuing operations	$26,689	$11,945	$22,310	$19,964
Discontinued operations	(38)	(54)	181	2
Net income	$26,651	$11,891	$22,491	$19,966

Earnings per common share:
Basic:
Income from continuing operations	$0.59	$0.26	$0.49	$0.44
Discontinued operations	-	-	-	-
Net income	$0.58	$0.26	$0.49	$0.44

Diluted:
Income from continuing operations	$0.58	$0.26	$0.49	$0.44
Discontinued operations	-	-	-	-
Net income	$0.58	$0.26	$0.49	$0.44

2006

Operating revenue	$292,245	$266,190	$290,544	$279,669

Income from continuing operations	$21,394	$13,438	$21,319	$14,985
Discontinued operations	1,370	997	1,398	(4,069)
Net income	$22,764	$14,435	$22,717	$10,916

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.47	$0.30	$0.47	$0.33
Discontinued operations	0.03	0.02	0.03	(0.09)
Net income	$0.50	$0.32	$0.50	$0.24

Diluted:
Income from continuing operations	$0.47	$0.30	$0.47	$0.33
Discontinued operations	0.03	0.02	0.03	(0.09)
Net income	$0.50	$0.32	$0.50	$0.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited the accompanying Consolidated Balance Sheets of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 9 and 10 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which changed its method of accounting for pension and other post retirement benefits as of September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Davenport, Iowa

November 29, 2007