Form 10-Q
period 2007-12-30
LEE ENTERPRISES, INC
filed 2008-02-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 30, 2007

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

As of December 30, 2007, 40,491,715 shares of Common Stock and 6,119,413 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “Safe Harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on the current expectations of Lee Enterprises, Incorporated and subsidiaries (the Company), and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships, increased capital and other costs and other risks detailed from time to time in the Company’s publicly filed documents including the Company Annual Report on Form 10-K for the year ended September 30, 2007. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended December 30,	Three Months Ended December 31,
(Thousands, Except Per Common Share Data)	2007	2006

Operating revenue:
Advertising	$217,570	$232,589
Circulation	49,805	52,036
Other	12,481	13,864
Total operating revenue	279,856	298,489
Operating expenses:
Compensation	108,194	112,191
Newsprint and ink	25,103	30,925
Other operating expenses	74,126	74,923
Depreciation	8,159	8,248
Amortization of intangible assets	14,872	14,955
Total operating expenses	230,454	241,242
Equity in earnings of associated companies	4,301	6,505
Operating income	53,703	63,752
Non-operating income (expense):
Financial income	1,796	1,509
Financial expense	(20,850)	(23,435)
Total non-operating expense, net	(19,054)	(21,926)
Income before income taxes	34,649	41,826
Income tax expense	12,254	14,799
Minority interest	607	504
Income from continuing operations	21,788	26,523
Discontinued operations, net	338	128
Net income	22,126	26,651
Other comprehensive loss, net	(2,455)	(148)
Comprehensive income	$ 19,671	$ 26,503

Earnings per common share:
Basic:
Continuing operations	$0.48	$0.58
Discontinued operations	0.01	-
Net income	$0.48	$0.58

Diluted:
Continuing operations	$0.48	$0.58
Discontinued operations	0.01	-
Net income	$0.48	$0.58

Dividends per common share	$0.19	$0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	December 30, 2007	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 7,732	$ -
Accounts receivable, net	130,919	118,723
Receivable from associated companies	-	1,563
Inventories	15,461	14,153
Assets of discontinued operations	-	18,820
Other	13,551	13,624
Total current assets	167,663	166,883
Investments	210,386	212,724
Restricted cash and investments	114,810	111,060
Property and equipment, net	322,525	324,655
Goodwill	1,505,504	1,505,460
Other intangible assets, net	899,358	914,232
Other	25,983	25,949
Total assets	$3,246,229	$3,260,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 97,875	$ 62,250
Accounts payable	34,314	39,288
Compensation and other accrued liabilities	78,734	96,036
Income taxes payable	31,774	7,971
Dividends payable	8,765	6,703
Unearned revenue	39,247	38,513
Liabilities of discontinued operations	-	3,943
Total current liabilities	290,709	254,704
Long-term debt, net of current maturities	1,288,046	1,346,630
Pension obligations	2,259	2,302
Postretirement and postemployment benefit obligations	72,658	72,236
Deferred income taxes	470,743	478,418
Other	25,115	20,231
Total liabilities	2,149,530	2,174,521
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:
December 30, 2007 40,492 shares;
September 30, 2007 39,979 shares	80,984	79,958
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:
December 30, 2007 6,119 shares;
September 30, 2007 6,208 shares	12,238	12,416
Additional paid-in capital	132,329	132,090
Retained earnings	831,411	819,786
Accumulated other comprehensive income	39,737	42,192
Total stockholders’ equity	1,096,699	1,086,442
Total liabilities and stockholders’ equity	$3,246,229	$3,260,963

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)	13 Weeks Ended December 30, 2007	Three Months Ended December 31, 2006

Cash provided by (required for) operating activities:
Net income	$22,126	$26,651
Results of discontinued operations	338	128
Income from continuing operations	21,788	26,523
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23,031	23,203
Stock compensation expense	1,514	2,103
Accretion of debt fair value adjustment	(1,959)	(1,857)
Distributions greater than current earnings of associated companies	798	95
Increase (decrease) in deferred income taxes	(1,551)	(2,127)
Change in operating assets and liabilities, net of acquisitions:
Increase in receivables	(10,184)	(10,968)
Decrease in accounts payable, accrued expenses and unearned revenue	(17,714)	(2,959)
Change in income taxes receivable or payable	17,647	(2,504)
Other, net	(1,424)	5,299
Net cash provided by operating activities of continuing operations	31,946	36,808
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(8,976)	(5,698)
Purchases of marketable securities	(39,469)	(26,914)
Sales or maturities of marketable securities	23,457	22,043
Increase in restricted cash	13,186	1,315
Acquisitions	(1,224)	-
Other, net	2,103	2,136
Net cash required for investing activities of continuing operations	(10,923)	(7,118)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	35,000	28,000
Payments on long-term debt	(56,000)	(66,000)
Common stock transactions, net	(424)	(805)
Cash dividends paid	(6,703)	(8,255)
Net cash required for financing activities of continuing operations	(28,127)	(47,060)
Net cash provided by (required for) discontinued operations:
Operating activities	(9,075)	(366)
Investing activities	23,911	19,841
Net increase in cash and cash equivalents	7,732	2,105
Cash and cash equivalents:
Beginning of period	-	8,638
End of period	$ 7,732	$10,743

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 30, 2007 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks ended December 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

References to 2008, 2007, 2006 and the like mean the fiscal year ended in September.

The Company’s 2008 fiscal year ends on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 62% of revenue in the 13 weeks ended December 30, 2007, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

2	ACQUISITIONS AND DIVESTITURES

All acquisitions are accounted for as purchases and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

Acquisitions

In 2008, the Company purchased a newspaper distribution business at a cost of $240,000 and made final cash payments totaling $984,000 related to newspaper distribution businesses purchased in 2007.

In 2007, the Company purchased a minority interest in an online employment application from PowerOne Media, LLC (PowerOne), in which the Company and MNI owned minority interests, at a cost of $118,000. In 2007, PowerOne was dissolved. In 2007, the Company also purchased several newspaper distribution businesses at a cost of $1,911,000, of which $984,000 was included in accounts payable at September 30, 2007. In 2007, the Company also purchased a specialty publication at a cost of $20,000.

These acquisitions did not have a material effect on the Consolidated Financial Statements.

Divestitures

In December 2007, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000. The transaction resulted in an after tax gain of $256,000, which is recorded in discontinued operations. Results of DeKalb have been classified as discontinued operations for all periods presented.

In 2006, the Company sold several stand-alone publishing and commercial printing operations in Seattle and Spokane, Washington, and Portland, Oregon, a twice weekly newspaper in Oregon, and a daily newspaper in Rhinelander, Wisconsin. The Company received $33,198,000 in 2006 and recorded a receivable of $20,700,000, which was collected in 2007. In 2007, the Company sold a weekly newspaper in Oregon. The transactions resulted in an after tax loss of $5,204,000, which was recorded in discontinued operations in 2006.

Results of discontinued operations consist of the following:

	13 Weeks Ended December 30,	Three Months Ended December 31,
(Thousands)	2007	2006

Operating revenue	$1,376	$2,116

Income from discontinued operations	$ 128	$ 242
Gain (loss) on sale of discontinued operations, before income taxes	5,867	(45)
Income tax expense	5,657	69
	$ 338	$ 128

Tax expense of $3,382,000 recorded in results of discontinued operations in 2008 is related to goodwill basis differences recognized as a result of the sale of DeKalb operations.

3	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (Star Publishing), and Citizen Publishing Company (Citizen), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and Tucson Citizen as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media.

Each newspaper is solely responsible for its own news and editorial content. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended December 30,	Three Months Ended December 31,
(Thousands)	2007	2006

Operating revenue	$27,769	$33,107
Operating expenses, excluding depreciation and amortization	19,775	22,113
Operating income	$ 7,994	$10,994

Company’s 50% share of operating income	$ 3,997	$ 5,497
Less amortization of intangible assets	1,585	1,585
Equity in earnings of TNI	$ 2,412	$ 3,912

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. These amounts totaled $221,000 and $475,000 in the 13 weeks ended December 30, 2007 and three months ended December 31, 2006, respectively.

Annual amortization of intangible assets is estimated to be $6,339,000 in each of the five years ending December 2012.

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

Summarized results of MNI are as follows:

	13 Weeks Ended December 30,	Three Months Ended December 31,
(Thousands)	2007	2006

Operating revenue	$27,860	$30,319
Operating expenses, excluding depreciation and amortization	20,750	20,817
Depreciation and amortization	1,101	1,139
Operating income	6,009	8,363
Net income	3,778	5,186

Company’s 50% share of net income	$ 1,889	$ 2,593

Debt of MNI totaled $2,675,000 and $2,642,000 at December 30, 2007 and September 30, 2007, respectively.

In February 2008, MNI announced one of its daily newspapers, The Capital Times, would, in order to concentrate on its online operations, decrease print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000, substantially all of which will be recognized in the 13 weeks ending March 30, 2008.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	13 Weeks Ended December 30, 2007

Goodwill, beginning of period, as previously reported	$1,514,357
Goodwill included in assets of discontinued operations	(8,897)
Goodwill, beginning of period, as reclassified	1,505,460
Goodwill related to acquisitions	44
Goodwill, end of period	$1,505,504

Identified intangible assets consist of the following:

(Thousands)	December 30, 2007	September 30, 2007

Nonamortized intangible assets:
Mastheads	$ 73,105	$ 73,105
Amortizable intangible assets:
Customer and newspaper subscriber lists	1,066,189	1,066,189
Less accumulated amortization	239,993	225,130
	826,196	841,059
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,601	28,590
	57	68
	$899,358	$914,232

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes a determination of the fair value of its business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.

The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present. The Company analyzed the recoverability of such assets as of December 30, 2007, due primarily to the difference between its stock price and the per share carrying value of its net assets. The Company concluded that the fair value of its business exceeded the carrying value of its net assets as of December 30, 2007.

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

Annual amortization of intangible assets for each of the five years ending December 2012 is estimated to be $59,004,000, $58,671,000, $58,510,000, $57,601,000 and $54,774,000, respectively.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.75% at December 30, 2007) depending, in each instance, upon the Company’s leverage ratio at such time. All loans at December 30, 2007 are Eurodollar-based.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Company repaid the B Term Loan in full in 2006.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. The Company expects to purchase assets with the net sales proceeds related to its 2008 transactions. As a result, additional A Term Loan repayments will not be required.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.25:1 at December 30, 2007) and minimum interest expense coverage ratio of 2.5:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At December 30, 2007, the Company is in compliance with such covenants.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Company has not yet certified to the Lenders its compliance with debt covenants of the Pulitzer Notes and Guaranty Agreement as of September 30, 2007 and December 30, 2007. The Lenders have waived the requirements for such certification until February 29, 2008. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance (the Reserve) consisting of cash and investments in U.S. government securities, totaling $114,810,000 at December 30, 2007. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

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

Debt consists of the following:

(Thousands)	December 30, 2007	September 30, 2007	Interest Rate(s) December 30, 2007

Credit Agreement:
A Term Loan	$ 881,625	$ 881,625	5.64-6.14%
Revolving credit facility	187,000	208,000	5.62-5.65
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	11,296	13,255
	1,385,921	1,408,880
Less current maturities	97,875	62,250
	$1,288,046	$1,346,630

Aggregate maturities of debt during the five years ending December 2012 are $97,875,000, $448,500,000, $190,000,000, $285,000,000 and $353,250,000, respectively.

The Company’s business generates substantial cash flows with which to facilitate debt repayment. In addition, at December 30, 2007 the Company has approximately $263,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt. The Company expects that the Pulitzer Notes will be refinanced in 2009 with a new debt facility of a comparable amount, at market interest rates.

6	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. In November 2007, interest rate swaps with a notional amount of $150,000,000 expired.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000 with a forward starting date of November 30, 2007. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At December 30, 2007 and September 30, 2007, the Company recorded a liability of $2,429,000 and an asset of $1,438,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At December 30, 2007, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

	Pension Plans
	13 Weeks Ended December 30,	Three Months Ended December 31,
(Thousands)	2007	2006

Service cost for benefits earned during the period	$ 375	$ 740
Interest cost on projected benefit obligation	2,334	2,325
Expected return on plan assets	(3,436)	(3,138)
Amortization of net gain	(424)	(234)
Amortization of prior service cost	(33)	(23)
	$(1,184)	$(330)

	Postretirement Medical Plans
(Thousands)	13 Weeks Ended December 30, 2007	Three Months Ended December 31, 2006

Service cost for benefits earned during the period	$ 525	$ 595
Interest cost on projected benefit obligation	1,653	1,775
Expected return on plan assets	(549)	(528)
Amortization of net gain	(158)	(18)
Amortization of prior service cost	(58)	-
	$1,413	$1,824

$(46,000) and $151,000 of net periodic pension cost (benefit) for the 13 weeks ended December 30, 2007 and three months ended December 31, 2006, respectively, is allocated to TNI.

Based on its forecast at December 30, 2007, the Company expects to contribute $4,610,000 to its postretirement medical plans in 2008.

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

The Company adopted the provisions of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, in October 2007. As a result of the implementation of FIN 48, the Company recognized a $1,732,000 increase in income taxes payable, which was accounted for as a reduction of retained earnings. The Company also recognized a $196,000 purchase accounting-related decrease in income taxes payable, which was accounted for as a decrease of goodwill.

The total amount of unrecognized tax benefits as of the beginning of 2008 is $12,213,000. This amount includes $2,268,000 of accrued interest (net of tax). The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Approximately $10,409,000 of the balance would reduce the Company’s income tax expense in the event its uncertain tax positions are favorably resolved.

The Company estimates that it is reasonably possible that up to $3,817,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the twelve months ending December 2008 as a result of the expiration of various state statutes of limitations. The Company also estimates that it is reasonably possible that additions to uncertain tax positions related to various federal and state issues of approximately $2,626,000 could be recorded in the twelve months ending December 2008.

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

The IRS has completed its review of the Company’s income tax returns through 2004 and is presently examining income tax returns for 2003 and subsequent calendar years for the Pulitzer enterprises acquired by the Company in 2005. The Company is subject to state tax examinations for 2001 and thereafter.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Share Data)	13 Weeks Ended December 30, 2007	Three Months Ended December 31, 2006

Income applicable to Common Stock:
Continuing operations	$21,788	$26,523
Discontinued operations	338	128
Net income	$22,126	$26,651

Weighted average common shares	46,224	45,972
Less non-vested restricted Common Stock	478	399
Basic average common shares	45,746	45,573
Dilutive stock options and restricted Common Stock	23	64
Diluted average common shares	45,769	45,637

Earnings per common share:
Basic:
Continuing operations	$0.48	$0.58
Discontinued operations	0.01	-
Net income	$0.48	$0.58

Diluted:
Continuing operations	$0.48	$0.58
Discontinued operations	0.01	-
Net income	$0.48	$0.58

For the 13 weeks ended December 30, 2007 and three months ended December 31, 2006, the Company has 1,153,000 and 1,050,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2007	1,195	$35.61
Cancelled	(42)	35.91
Outstanding, December 30, 2007	1,153	$35.60	6.1	-

Exercisable, December 30, 2007	900	$36.85	5.4	-

Options to purchase 1,239,000 shares of Common Stock with a weighted average exercise price of $35.71 per share were outstanding at December 31, 2006.

Total unrecognized compensation expense for unvested stock options as of December 30, 2007 is $1,244,000, which will be recognized over a weighted average period of 1.7 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the thirteen weeks ended December 30, 2007:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2007	416	$36.60
Granted	482	15.02
Vested	(111)	46.77
Forfeited	(31)	29.10
Outstanding, December 30, 2007	756	$21.65

The fair value of restricted Common Stock vested during the 13 weeks ended December 30, 2007 totals $1,732,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of December 30, 2007 is $11,285,000, which will be recognized over a weighted average period of 2.4 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At December 30, 2007, the Company had construction and equipment purchase commitments totaling approximately $3,250,000.

St. Louis Post-Dispatch Early Retirement Program

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. Sixty employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense in 2007. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments with the remainder due primarily to enhancements of pension and other postretirement benefits. Cash payments of $442,000 were made in 2007. $668,000 of payments were made in the 13 weeks ended December 30, 2007 and the remainder will be paid in the 13 weeks ending March 30, 2008.

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

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow the Reserve which is equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000 (the Reserve). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000.

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

In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the Internal Revenue Service (IRS) as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. In 2005, the Company was advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald Inc. was included, requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company participated in the formulation of Herald Inc.’s response to this IRS request for information and documents. In 2006, the IRS concluded its examination without adjustment related to the Venture or the Initial Distribution and the Company considers the matter closed. The related statute of limitations expired in December 2007.

Income Taxes

In 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. Later in 2006, the IRS rescinded the notice of deficiency and issued a letter which allowed the Company to initially pursue this matter at the IRS Appeals level. In 2007, the IRS informed the Company that it did not intend to pursue the claim. In 2007, the IRS completed its audit of 2003 and 2004 without any adjustment corresponding to this matter. As a result of those developments and the resolution of certain state audits, the Company reduced income tax expense by $6,880,000 in 2007. The related statute of limitations expired in December 2007 and the Company considers the matter to be closed.

Stock Repurchase Program

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through January 2008, 757,125 shares have been acquired at an average price of $10.48.

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

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provision of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000 and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively, as of September 30, 2007.

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

In 2008, the FASB issued Statement 141(R), Business Combinations and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. The provisions of Statement 141(R) are effective for business combinations occurring on or after June 1, 2009. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Statement 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks ended December 30, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2007 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on the Company’s results from operations before depreciation, amortization and earnings from equity investments.

A reconciliation of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands)	13 Weeks Ended December 30, 2007	Percent of Revenue	Three Months Ended December 31, 2006	Percent of Revenue

Operating cash flow	$72,433	25.9%	$80,450	27.0%
Less depreciation and amortization	23,031	8.2	23,203	7.8
Equity in earnings of associated companies	4,301	1.5	6,505	2.2
Operating income	$53,703	19.2%	$63,752	21.4%

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its results of operations and financial condition are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies include the following:

•	Goodwill and other intangible assets
•	Pension, postretirement and postemployment benefit plans
•	Income taxes
•	Revenue recognition
•	Uninsured risks

Additional information regarding these critical accounting policies can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provision of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000 and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively, as of September 30, 2007.

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

In 2008, the FASB issued Statement 141(R), Business Combinations and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. The provisions of Statement 141(R) are effective for business combinations occurring on or after June 1, 2009. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Statement 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

EXECUTIVE OVERVIEW

The Company is a premier provider of local news, information and advertising in primarily midsize markets, with 50 daily newspapers and a joint interest in five others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states.

In 2005, the Company acquired Pulitzer. Pulitzer published 14 daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% to more than 1.6 million daily and 1.9 million Sunday, and revenue, on an annualized basis, by more than 60%. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers. In December 2007, the Company sold the assets of The Daily Chronicle in DeKalb, Illinois.

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

Decreases in advertising and total operating revenue in the 13 weeks ended December 30, 2007 more than offset decreases in operating expenses, financial expense and income tax expense and resulted in lower operating cash flow, operating income, income from continuing operations and earnings per common share.

13 WEEKS ENDED DECEMBER 30, 2007

Results from continuing operations, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended December 30,	Three Months Ended December 31,	Percent Change
(Thousands, Except Per Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$127,569	$131,721	(3.2)%	(3.2)
Classified:
Daily newspapers:
Employment	15,367	19,150	(19.8)	(19.8)
Automotive	11,729	13,996	(16.2)	(16.2)
Real estate	11,543	14,786	(21.9)	(21.9)
All other	9,988	9,343	6.9	6.9
Other publications	10,673	11,262	(5.2)	(5.2)
Total classified	59,300	68,537	(13.5)	(13.5)
Online	13,475	10,867	24.0	24.0
National	13,582	17,903	(24.1)	(24.1)
Niche publications	3,644	3,561	2.3	2.3
Total advertising revenue	217,570	232,589	(6.5)	(6.5)
Circulation	49,805	52,036	(4.3)	(4.3)
Commercial printing	4,175	4,184	(0.2)	(0.2)
Online services and other	8,306	9,680	(14.2)	(14.2)
Total operating revenue	279,856	298,489	(6.2)	(6.2)
Compensation	108,194	112,191	(3.6)	(1.9)
Newsprint and ink	25,103	30,925	(18.8)	(19.4)
Other operating expenses	74,126	74,923	(1.1)	(1.2)
Total operating expenses, excluding depreciation and amortization	207,423	218,039	(4.9)	(4.3)
Operating cash flow	72,433	80,450	(10.0)	(10.9)
Depreciation and amortization	23,031	23,203	(0.7)	(1.5)
Equity in earnings of associated companies	4,301	6,505	(33.9)
Operating income	53,703	63,752	(15.8)
Non-operating expense, net	19,054	21,926	(13.1)
Income from continuing operations before income taxes	34,649	41,826	(17.2)
Income tax expense	12,254	14,799	(17.2)
Minority interest	607	504	20.4
Income from continuing operations	$ 21,788	$ 26,523	(17.9)

Earnings per common share:
Basic	$ 0.48	$ 0.58	(17.2)%
Diluted	0.48	0.58	(17.2)

Day exchanges in the quarter can affect results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week.

Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 62% of revenue in the 13 weeks ended December 30, 2007, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

As noted in the table above, enterprises owned prior to the Pulitzer acquisition had one more day of business activity (a Sunday) in the three months ended December 31, 2006. Substantially all categories of revenue in the prior year period were also impacted by the appearance of the St. Louis Cardinals in the World Series. In addition, TNI recorded an extra seven days of publishing activity in the prior year period. The Company estimates these factors increased revenue in the prior year period by approximately $7,000,000, operating cash flow by approximately $4,000,000, operating income by approximately $4,500,000, and diluted earnings per common share by approximately $0.06.

For the 13 weeks ended December 30, 2007, total same property operating revenue decreased $18,633,000, or 6.2%.

Advertising Revenue

Same property advertising revenue decreased $15,019,000 or 6.5%, for the 13 weeks ended December 30, 2007.

On a combined basis, print and online retail advertising decreased 2.5% and classified advertising decreased 9.5% during the 13 weeks ended December 30, 2007.

Same property print retail revenue decreased $4,152,000, or 3.2%. Same property average retail rate, excluding preprint insertions, decreased 1.0%. Same property daily newspaper retail preprint insertion revenue increased 1.2%.

Same property print classified advertising revenue decreased $9,237,000, or 13.5%, for the 13 weeks ended December 30, 2007. Higher margin employment advertising in the Company’s daily newspapers decreased 19.8% on a same property basis, and same property real estate classified revenue decreased 21.9%, in a soft housing market nationally, which also negatively impacted retail revenue. Same property automotive classified advertising decreased 16.2% amid a continuing industry-wide decline. Same property average classified rates decreased 7.1%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

(Thousands of Inches)	13 Weeks Ended December 30, 2007	Three Months Ended December 31, 2006	Percent Change

Retail	3,526	3,684	(4.3)%
National	180	202	(10.9)
Classified	3,598	3,912	(8.0)
	7,304	7,798	(6.3)%

Online advertising increased $2,608,000, or 24.0%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications increased 2.3% on a same property basis.

Circulation and Other Revenue

Same property circulation revenue decreased $2,231,000, or 4.3%, in the current year period. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 2.0% and Sunday circulation decreased 2.5% for the 13 weeks ended December 30, 2007, compared to the prior year. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $9,000, or 0.2%. Same property online services and other revenue decreased $1,374,000, or 14.2%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $2,069,000, or 1.9%, in the current year period. Same property full-time equivalent employees decreased 2.2%.

Same property newsprint and ink costs decreased $6,022,000, or 19.4%, in the current year period due to lower newsprint prices and a decrease in usage. Same property newsprint volume decreased 7.9% due to migration to lighter weight paper and narrower page widths. Unit costs for newsprint began to rise in November 2007 and may continue to rise in 2008. See Item 3, “Commodities”, included herein.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, decreased $846,000, or 1.2%, in the current year period.

Operating cash flow declined 10.0% to $72,433,000 in the current year period from $80,450,000 in the prior year. Operating cash flow margin decreased to 25.9% from 27.0% in the prior year period. Same property operating cash flow margin decreased to 28.3%, from 29.8% in the prior year period.

Depreciation and amortization expense decreased $351,000, or 1.5%, on a same property basis.

Equity in earnings of associated companies decreased to $4,301,000 in the current year period, compared to $6,505,000 in the prior year. In February 2008, MNI announced one of its daily newspapers, The Capital Times, would, in order to concentrate on its online operations, decrease print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000, substantially all of which will be recognized in the 13 weeks ending March 30, 2008. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000.

Operating income decreased 15.8% to $53,703,000. Operating income margin decreased to 19.2% from 21.4%.

Nonoperating Income and Expense

Financial income increased $287,000 due to increased earnings in cash and investments. Financial expense decreased $2,585,000 due to lower levels of debt and lower interest rates. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $21,000,000 in the 13 weeks ended December 30, 2007, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

Overall Results

The Company’s effective income tax rate remained the same as the prior year period. The Company believes, absent the resolution of uncertain tax positions and including the impact of adoption of FIN 48, that its effective income tax rate in 2008 will be approximately 35.4%.

As a result of all of the above, earnings per diluted common share decreased 17.2% to $0.48 per share from $0.58 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $31,946,000 for the 13 weeks ended December 30, 2007, and $36,808,000 for the prior year period. Decreased income from continuing operations and changes in working capital account for most of the change between years.

Cash required for investing activities totaled $10,923,000 for the 13 weeks ended December 30, 2007, and $7,118,000 for the prior year period. Capital expenditures account for substantially all of the usage of funds in both the current year and prior year periods.

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

The Company has filed a Form S-3 shelf registration statement (Shelf) with the SEC, which has been declared effective. The Shelf gives the Company the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $500,000,000.

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

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through January 2008, 757,125 shares have been acquired at an average price of $10.48.

Cash required for financing activities of continuing operations totaled $28,127,000 during the 13 weeks ended December 30, 2007, and required $47,060,000 in the prior year period. Debt repayments and dividends accounted for the primary usage of funds in both years.

The Company anticipates that funds necessary for future capital expenditures and other requirements will be available from internally generated funds, its Credit Agreement or, if necessary, by accessing the capital markets. The Company’s business generates substantial cash flows. In addition, at December 30, 2007 the Company has approximately $263,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt or for other purposes. The Company expects that the Pulitzer Notes will be refinanced in 2009 with a new debt facility of a comparable amount, at market interest rates.

Cash provided by discontinued operations totaled $14,836,000 in the 13 weeks ended December 30, 2007 and $19,475,000 in the three months ended December 31, 2006. Cash generated from the sales of discontinued operations was the primary source of funds in the current and prior year periods.

Cash and cash equivalents increased $7,732,000 for the 13 weeks ended December 30, 2007, and increased $2,105,000 for three months ended December 31, 2006.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to the London Interbank Offered Rate (LIBOR). A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,186,000, based on $718,625,000 of floating rate debt outstanding at December 30, 2007, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below and debt of MNI. Such interest rates may also decrease. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $21,000,000 in the 13 weeks ended December 30, 2007, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. In November 2007, interest rate swaps with a notional amount of $150,000,000 expired. Certain of the Company’s interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000 with a forward starting date of November 30, 2007. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At December 30, 2007, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

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

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at December 30, 2007.

The estimated maximum potential one year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at December 30, 2007 is approximately $3,980,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of December 30, 2007, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended December 30, 2007.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the 13 weeks ended December 30, 2007, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price and/or taxes related to the exercise of stock options.

Month	Shares Purchased	Average Price Per Share

October	5,708	$16.12
November	30,449	15.46

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through January 2008, 757,125 shares have been acquired at an average price of $10.48.

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: February 8, 2008
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)