Form 10-Q
period 2008-03-30
LEE ENTERPRISES, INC
filed 2008-05-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2008, 38,828,846 shares of Common Stock and 6,069,022 shares of Class B Common Stock of the Registrant were outstanding.

	TABLE OF CONTENTS		PAGE

	FORWARD LOOKING STATEMENTS		1

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)	2

		Consolidated Statements of Operations and Comprehensive Income (Loss) – 13 weeks and 26 weeks ended March 30, 2008 and three months and six months ended March 31, 2007	2

		Consolidated Balance Sheets - March 30, 2008 and September 30, 2007	3

		Consolidated Statements of Cash Flows – 26 weeks ended March 30, 2008 and six months ended March 31, 2007	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION

	Item 2(c).	Issuer Purchases of Equity Securities	32

	Item 4.	Submissions of Matter to a Vote of Security Holders	32

	Item 6.	Exhibits	32

	SIGNATURES		33

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “Safe Harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on the current expectations of Lee Enterprises, Incorporated and subsidiaries (the Company), and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are changes in advertising demand, newsprint prices, energy costs, interest rates, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in integration of acquired businesses or maintaining employee and customer relationships, increased capital and other costs and other risks detailed from time to time in the Company’s publicly filed documents including the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Thousands, Except Per Common Share Data)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Operating revenue:
Advertising	$ 186,133	$197,365	$ 403,703	$429,954
Circulation	49,087	49,912	98,892	101,948
Other	12,505	12,690	24,986	26,554
Total operating revenue	247,725	259,967	527,581	558,456
Operating expenses:
Compensation	105,574	108,938	213,768	221,129
Newsprint and ink	24,349	27,086	49,452	58,011
Other operating expenses	73,250	69,658	147,376	144,581
Depreciation	8,817	8,591	16,976	16,839
Amortization of intangible assets	14,868	14,933	29,740	29,888
Impairment of goodwill and other intangible assets	841,005	-	841,005	-
Curtailment gains	-	(3,731)	-	(3,731)
Workforce adjustments	411	-	411	-
Total operating expenses	1,068,274	225,475	1,298,728	466,717
Equity in earnings of associated companies	1,808	5,305	6,109	11,810
Reduction of investment in TNI	90,384	-	90,384	-
Operating income (loss)	(909,125)	39,797	(855,422)	103,549
Non-operating income (expense):
Financial income	1,520	1,522	3,316	3,031
Financial expense	(18,824)	(22,544)	(39,674)	(45,979)
Other, net	24	-	24	-
Total non-operating expense, net	(17,280)	(21,022)	(36,334)	(42,948)
Income (loss) before income taxes	(926,405)	18,775	(891,756)	60,601
Income tax expense (benefit)	(220,841)	6,627	(208,587)	21,426
Minority interest	(11)	300	596	804
Income (loss) from continuing operations	(705,553)	11,848	(683,765)	38,371
Discontinued operations, net	(1)	43	337	171
Net income (loss)	(705,554)	11,891	(683,428)	38,542
Increase in redeemable minority interest	(7,483)	-	(7,483)	-
Net income (loss) available to common stockholders	(713,037)	11,891	(690,911)	38,542
Other comprehensive loss, net	(3,337)	(689)	(5,792)	(837)
Comprehensive income (loss) available to common stockholders	$(716,374)	$ 11,202	$(696,703)	$ 37,705

Earnings (loss) per common share:
Basic:
Continuing operations	$(15.90)	$0.26	$(15.25)	$0.84
Discontinued operations	-	-	0.01	-
	$(15.90)	$0.26	$(15.24)	$0.85

Diluted:
Continuing operations	$(15.90)	$0.26	$(15.25)	$0.84
Discontinued operations	-	-	0.01	-
	$(15.90)	$0.26	$(15.24)	$0.84

Dividends per common share	$ 0.19	$0.18	$ 0.38	$0.36

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	March 30, 2008	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 2,478	$ -
Accounts receivable, net	108,073	118,723
Receivable from associated companies	-	1,563
Inventories	19,006	14,153
Assets of discontinued operations	-	18,820
Other	12,868	13,624
Total current assets	142,425	166,883
Investments	117,346	212,724
Restricted cash and investments	118,560	111,060
Property and equipment, net	318,441	324,655
Goodwill	839,099	1,505,460
Other intangible assets, net	765,484	914,232
Other	26,237	25,949
Total assets	$2,327,592	$3,260,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 118,750	$ 62,250
Accounts payable	38,048	39,288
Compensation and other accrued liabilities	76,587	96,036
Income taxes payable	17,643	7,971
Dividends payable	8,571	6,703
Unearned revenue	40,894	38,513
Liabilities of discontinued operations	-	3,943
Total current liabilities	300,493	254,704
Long-term debt, net of current maturities	1,256,437	1,346,630
Pension obligations	2,217	2,302
Postretirement and postemployment benefit obligations	74,775	72,236
Deferred income taxes	245,817	478,418
Other	22,493	13,078
Redeemable minority interest	70,783	7,153
Total liabilities	1,973,015	2,174,521
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	77,658	79,958
March 30, 2008: 38,829 shares;
September 30, 2007: 39,979 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	12,138	12,416
March 30, 2008: 6,069 shares;
September 30, 2007: 6,208 shares
Additional paid-in capital	134,048	132,090
Retained earnings	94,333	819,786
Accumulated other comprehensive income	36,400	42,192
Total stockholders’ equity	354,577	1,086,442
Total liabilities and stockholders’ equity	$2,327,592	$3,260,963

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Cash provided by (required for) operating activities:
Net income (loss)	$(683,428)	$ 38,542
Results of discontinued operations	337	171
Income (loss) from continuing operations	(683,765)	38,371
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	46,716	46,727
Impairment of goodwill and other intangible assets	841,005	-
Stock compensation expense	3,124	3,959
Accretion of debt fair value adjustment	(3,943)	(3,740)
Distributions greater than current earnings of associated companies	1,774	315
Reduction of investment in TNI	90,384	-
Decrease in deferred income taxes	(219,831)	(4,166)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	12,433	8,089
Decrease (increase) in inventories and other	(4,097)	8,431
Decrease in accounts payable, accrued expenses and unearned revenue	(14,438)	(5,174)
Change in income taxes receivable or payable	(1,075)	(14,289)
Other, net	947	(3,882)
Net cash provided by operating activities of continuing operations	69,234	74,641
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(13,742)	(12,648)
Purchases of marketable securities	(70,250)	(56,983)
Sales or maturities of marketable securities	49,895	43,752
Increase in restricted cash	15,134	6,562
Acquisitions	(1,224)	(118)
Other, net	2,855	3,689
Net cash required for investing activities of continuing operations	(17,332)	(15,746)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	66,400	42,000
Payments on long-term debt	(96,150)	(103,625)
Common stock transactions, net	(19,222)	(763)
Cash dividends paid	(15,468)	(16,474)
Net cash required for financing activities of continuing operations	(64,440)	(78,862)
Net cash provided by (required for) discontinued operations:
Operating activities	(8,895)	42
Investing activities	23,911	22,108
Net increase in cash and cash equivalents	2,478	2,183
Cash and cash equivalents:
Beginning of period	-	8,638
End of period	$ 2,478	$ 10,821

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 30, 2008 and its results of operations and cash flows for the periods presented. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 2.

References to 2008, 2007, 2006 and the like mean the fiscal year ended in September.

The Company’s 2008 fiscal year ends on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer Inc. (Pulitzer) acquisition, which accounted for approximately 64% of revenue in the 13 weeks ended March 30, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

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

Divestitures

In December 2007, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000. The transaction resulted in an after tax gain of $255,000, which is recorded in discontinued operations. Results of DeKalb have been classified as discontinued operations for all periods presented.

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

Results of discontinued operations consist of the following:

	13 Weeks Ended March 30,	Three Months Ended March 31,	26 Weeks Ended March 30,	Six Months Ended March 31,
(Thousands)	2008	2007	2008	2007

Operating revenue	$ -	$1,693	$1,376	$3,809

Income from discontinued operations	-	149	128	391
Gain (loss) on sale of discontinued operations, before income taxes	(1)	(81)	5,866	(126)
Income tax expense	-	25	5,657	94
	$(1)	$ 43	$ 337	$ 171

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

The Company’s preliminary impairment analysis as of March 30, 2008 resulted in a pretax reduction in the carrying value of TNI of $90,384,000. See Note 4.

Summarized results of TNI are as follows:

(Thousands)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Operating revenue	$ 25,406	$29,804	$53,175	$62,911
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	19,794	20,782	39,322	42,895
Curtailment gain	-	(2,074)	-	(2,074)
Workforce adjustments	-	-	247	-
Operating income	$ 5,612	$11,096	$13,606	$22,090

Company’s 50% share of operating income	$ 2,806	$ 5,548	$ 6,803	$11,045
Less amortization of intangible assets	1,585	1,585	3,170	3,170
Equity in earnings of TNI	$ 1,221	$ 3,963	$ 3,633	$ 7,875

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $267,000 and $337,000 in the 13 weeks ended March 30, 2008 and three months ended March 31, 2007, respectively, and $488,000 and $812,000 in the 26 weeks ended March 30, 2008 and six months ended March 31, 2007, respectively.

Annual amortization of intangible assets is estimated to be $2,652,000 in each of the 52 week periods ending March 2013.

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

Summarized results of MNI are as follows:

(Thousands)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Operating revenue	$24,797	$26,217	$52,657	$56,536
Operating expenses, excluding transition costs, depreciation and amortization	20,698	20,882	41,448	41,699
Transition costs	1,345	-	1,345	-
Depreciation and amortization	1,084	1,137	2,185	2,276
Operating income	1,670	4,198	7,679	12,561
Net income	1,174	2,684	4,952	7,870

Company’s 50% share of net income	$ 587	$ 1,342	$ 2,476	$ 3,935

Debt of MNI totaled $3,639,000 and $2,642,000 at March 30, 2008 and September 30, 2007, respectively.

In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $1,345,000 was recognized in the 13 weeks ended March 30, 2008.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	26 Weeks Ended March 30, 2008

Goodwill, beginning of period, as previously reported	$1,514,357
Goodwill included in assets of discontinued operations	(8,897)
Goodwill, beginning of period, as reclassified	1,505,460
Goodwill related to redeemable minority interest	55,594
Goodwill related to acquisitions	44
Goodwill impairment	(721,999)
Goodwill, end of period	$ 839,099

Identified intangible assets consist of the following:

(Thousands)	March 30, 2008	September 30, 2007

Nonamortized intangible assets:
Mastheads	$ 70,071	$ 73,105
Amortizable intangible assets:
Customer and newspaper subscriber lists	950,217	1,066,189
Less accumulated amortization	254,852	225,130
	695,365	841,059
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,610	28,590
	48	68
	$ 765,484	$ 914,232

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes a determination of the fair value of its business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The required two-step valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Under step one of the process, the Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. Due primarily to the continuing, and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of March 30, 2008. Recent deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analysis. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of March 30, 2008.

As a result, the Company recorded a preliminary, pretax, non-cash charge in the 13 weeks ended March 30, 2008 to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, pretax, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Because of the timing and complexity of the calculations required under step two of the process, the Company has not yet completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and other intangible assets included in the March 30, 2008 Consolidated Balance Sheet could change significantly. Such changes would not impact the Company’s cash flows.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. The Company also tested such assets for impairment as of March 30, 2008, as noted above, and preliminarily concluded no adjustments to the useful lives of such assets were required.

Annual amortization of intangible assets for each of the 52 week periods ending March 2013 is estimated to be $51,714,000, $51,424,000, $51,088,000, $50,310,000 and $46,323,000, respectively.

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

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer, a wholly-owned subsidiary of the Company, and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes described more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of 4.25:1 for two consecutive quarterly periods.

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar Rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.75% at March 30, 2008) depending, in each instance, upon the Company’s total leverage ratio at such time. All loans at March 30, 2008 are Eurodollar-based.

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

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.25:1 at March 30, 2008). The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equaled $1,244,837,000 at March 30, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The Company’s total leverage ratio at March 30, 2008 was 4.46:1. The Credit Agreement also includes a minimum interest expense coverage ratio of 2.5:1. The Company’s interest expense coverage ratio at March 30, 2008 was 3.7:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At March 30, 2008, the Company is in compliance with such covenants. The Company’s business generates substantial cash flows with which to facilitate debt repayment. In addition, at March 30, 2008 the Company has approximately $250,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance (the Reserve) consisting of cash and investments in U.S. government securities, totaling $118,560,000 at March 30, 2008. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11.

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

The Company expects that the Pulitzer Notes will be refinanced in 2009 with a new debt facility of a comparable amount, at market interest rates in effect at the time.

Debt consists of the following:

(Thousands)	March 30, 2008	September 30, 2007	Interest Rate(s) March 30, 2008

Credit Agreement:
A Term Loan	$ 866,875	$ 881,625	3.35-5.15%
Revolving credit facility	193,000	208,000	3.35-3.88
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	9,312	13,255
	1,375,187	1,408,880
Less current maturities	118,750	62,250
	$1,256,437	$1,346,630

At March 30, 2008, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 4.78%.

Aggregate maturities of debt during the five years ending March 2013 are $118,750,000, $448,500,000, $213,750,000, $308,750,000 and $276,125,000, respectively.

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

At March 30, 2008 and September 30, 2007, the Company recorded a liability of $8,178,000 and an asset of $1,438,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income (loss), net of income taxes.

At March 30, 2008, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
(Thousands)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Service cost for benefits earned during the period	$ 375	$ 390	$ 750	$ 1,130
Interest cost on projected benefit obligation	2,334	2,282	4,668	4,607
Expected return on plan assets	(3,436)	(3,229)	(6,872)	(6,367)
Amortization of net gain	(424)	(373)	(848)	(607)
Amortization of prior service cost	(33)	(23)	(66)	(46)
Curtailment gains	-	(3,865)	-	(3,865)
	$(1,184)	$(4,818)	$(2,368)	$ (5,148)

Postretirement Medical Plans
(Thousands)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Service cost for benefits earned during the period	$ 525	$ 501	$1,050	$ 1,096
Interest cost on projected benefit obligation	1,653	1,719	3,306	3,494
Expected return on plan assets	(549)	(554)	(1,098)	(1,082)
Amortization of net gain	(158)	(28)	(316)	(46)
Amortization of prior service cost	(58)	(58)	(116)	(58)
Curtailment gain	-	(1,940)	-	(1,940)
	$ 1,413	$ (360)	$2,826	$ 1,464

$60,000, $2,145,000, $120,000 and $1,994,000 of net periodic pension benefit for the 13 weeks ended March 30, 2008, three months ended March 31, 2007, 26 weeks ended March 30, 2008 and six months ended March 31, 2007, respectively, was allocated to TNI.

Based on its forecast at March 30, 2008, the Company expects to contribute $4,610,000 to its postretirement medical plans in 2008.

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

The Company estimates that it is reasonably possible that up to $3,873,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the 52 weeks ending March 2009 as a result of the expiration of various state statutes of limitations. The Company also estimates that it is reasonably possible that additions to uncertain tax positions related to various federal and state issues of approximately $2,626,000 could be recorded in the 52 weeks ending March 2009.

The Company files income tax returns with the IRS and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position or cash flows.

The IRS has completed its review of the Company’s income tax returns through 2004 and is presently examining income tax returns for 2003, 2004 and 2005 for the Pulitzer enterprises acquired by the Company in 2005. The Company is subject to state tax examinations for 2001 and thereafter.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands, Except Per Share Data)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	26 Weeks Ended March 30, 2008	Six Months Ended March 31, 2007

Income (loss) applicable to Common Stock:
Continuing operations	$(713,036)	$11,848	$(691,248)	$38,371
Discontinued operations	(1)	43	337	171
	$(713,037)	$11,891	$(690,911)	$38,542

Weighted average common shares	45,589	46,049	45,910	46,010
Less non-vested restricted Common Stock	755	424	579	411
Basic average common shares	44,834	45,625	45,331	45,599
Dilutive stock options and restricted Common Stock	-	180	-	122
Diluted average common shares	44,834	45,805	45,331	45,721

Earnings (loss) per common share:
Basic:
Continuing operations	$ (15.90)	$ 0.26	$ (15.25)	$ 0.84
Discontinued operations	-	-	0.01	-
	$ (15.90)	$ 0.26	$ (15.24)	$ 0.85

Diluted:
Continuing operations	$ (15.90)	$ 0.26	$ (15.25)	$ 0.84
Discontinued operations	-	-	0.01	-
	$ (15.90)	$ 0.26	$ (15.24)	$ 0.84

For the 13 weeks and 26 weeks ended March 30, 2008 and three months and six months ended March 31, 2007, the Company has 1,124,000 and 854,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2007	1,195	$35.61
Cancelled	(71)	36.26
Outstanding, March 30, 2008	1,124	$35.57	6.0	$-

Exercisable, March 30, 2008	872	$36.85	5.3	$-

Options to purchase 1,230,000 shares of Common Stock with a weighted average exercise price of $35.68 per share were outstanding at March 31, 2007.

Total unrecognized compensation expense for unvested stock options as of March 30, 2008 is $1,024,000, which will be recognized over a weighted average period of 1.4 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 26 weeks ended March 30, 2008:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2007	416	$36.60
Granted	482	15.02
Vested	(112)	46.66
Forfeited	(32)	28.82
Outstanding, March 30, 2008	754	$21.63

The fair value of restricted Common Stock vested during the 26 weeks ended March 30, 2008 totals $1,743,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of March 30, 2008 is $9,901,000, which will be recognized over a weighted average period of 2.2 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At March 30, 2008, the Company had construction and equipment purchase commitments totaling approximately $2,700,000.

St. Louis Post-Dispatch Early Retirement Program

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. Sixty employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense in 2007. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments with the remainder due primarily to enhancements of pension and other postretirement benefits. Cash payments of $442,000 were made in 2007. $668,000 of payments were made in the 13 weeks ended December 30, 2007 and the remainder was paid in the 13 weeks ended March 30, 2008.

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald, as successor to Herald Inc., holds a 5% interest. Herald’s 5% interest has been reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income at historical cost, plus accumulated earnings since the acquisition of Pulitzer. At March 30, 2008, this liability totaled approximately $7,706,000.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

On May 1, 2010, Herald will have a one-time right (the 2010 Redemption) to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. Based on this formula, the present value of the 2010 Redemption at March 30, 2008, is approximately $70,783,000. The Company concluded the remaining amount of this potential liability should be recorded in its Consolidated Balance Sheet as of March 30, 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings.

Recording of the liability for the 2010 Redemption as of March 30, 2008 also resulted in a reduction of net income available to common stockholders and earnings per common share for the 13 weeks ended March 30, 2008, of $7,483,000 and $0.17 respectively, which accounts primarily for the time value of the increase in the liability since the acquisition of Pulitzer on June 3, 2005. There is no impact on net income based on application of current accounting standards, but earnings per common share is affected. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow the Reserve which is equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000.

PD LLC is not required to maintain the Reserve after May 1, 2010. The 2010 Redemption, if exercised, will be funded by the Reserve. If the 2010 Redemption is exercised, the amount of the Reserve in excess of the redemption amount will be available for general corporate purposes. If the 2010 Redemption is not exercised, the full amount of the Reserve will become available at that time.

Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidating value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer (the 2015 Liquidation). That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5%, but will be reduced (but not below 1%) to the extent that the present value to May 1, 2000 of the after tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

The actual amount payable to Herald upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC’s and DS LLC’s rate of growth and market valuations of newspaper properties.

The redemption of Herald’s interest in PD LLC and DS LLC either on May 1, 2010 or upon termination of PD LLC and DS LLC in 2015 is expected to generate significant tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis, which will be amortized for income tax purposes over a 15 year period, approximates the sum of the Initial Distribution and either the 2010 Redemption or the 2015 Liquidation.

In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the Internal Revenue Service (IRS) as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus Pulitzer and the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. In 2006, the IRS concluded an examination of Herald without adjustment related to the Venture or the Initial Distribution.

Stock Repurchase Program

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through March 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

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

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the Company’s balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provision of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000 and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively, as of September 30, 2007.

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

In 2008, the FASB issued Statement 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. Statement 161 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. Statement 161 also requires disclosure of the fair value amounts and the gains and loses on derivative instruments in tabular form. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 30, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2007 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, goodwill impairment, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on the Company’s results from operations before depreciation, amortization and earnings from equity investments.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the tables below:

(Thousands)	13 Weeks Ended March 30, 2008	Percent of Revenue	Three Months Ended March 31, 2007	Percent of Revenue

Operating cash flow	$ 44,141	17.8%	$58,016	22.3%
Less depreciation and amortization	23,685	9.6	23,524	9.0
Less impairment of goodwill and other intangible assets	841,005	NM	-	-
Less reduction of investment in TNI	90,384	NM	-	-
Equity in earnings of associated companies	1,808	NM	5,305	2.0
Operating income (loss)	$(909,125)	NM	$39,797	15.3%

(Thousands)	26 Weeks Ended March 30, 2008	Percent of Revenue	Six Months Ended March 31, 2007	Percent of Revenue

Operating cash flow	$116,574	22.1%	$138,466	24.8%
Less depreciation and amortization	46,716	8.9	46,727	8.4
Less impairment of goodwill and other intangible assets	841,005	NM	-	-
Less reduction of investment in TNI	90,384	NM	-	-
Equity in earnings of associated companies	6,109	NM	11,810	2.1
Operating income (loss)	$(855,422)	NM	$103,549	18.5%

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as net income available to common stockholders and earnings per common share adjusted to exclude unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings per common share to net income (loss) available to common stockholders and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

The Company recorded a preliminary, pretax, non-cash charge in the 13 weeks ended March 30, 2008 to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, pretax, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

Additional information regarding these critical accounting policies can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). Statement 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the Company’s balance sheet and recognition of changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Company adopted the recognition and disclosure provision of Statement 158 as of September 30, 2007. The adoption of Statement 158 increased other comprehensive income, net of income taxes, by $40,912,000, increased pension assets by $9,591,000 and reduced pension and postretirement benefit obligations by $32,649,000 and $23,540,000, respectively, as of September 30, 2007.

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

In 2008, the FASB issued Statement 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. Statement 161 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. Statement 161 also requires disclosure of the fair value amounts and the gains and loses on derivative instruments in tabular form. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

EXECUTIVE OVERVIEW

The Company is a premier provider of local news, information and advertising in primarily midsize markets, with 50 daily newspapers and a joint interest in four others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states.

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

Approximately 77% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions.

Decreases in advertising and total operating revenue in the 13 weeks ended March 30, 2008 more than offset decreases in operating expenses, financial expense and income tax expense and resulted in lower operating cash flow and operating income.

In the 13 weeks ended March 30, 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill and other intangible assets exceeded their respective fair values. As a result, the Company recorded a preliminary, pretax, non-cash charge to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, pretax, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. These charges resulted in recognition of a significant loss per share for the 13 weeks ended March 30, 2008, and will result in a loss for the 52 weeks ending September 28, 2008.

Because of the timing and complexity of the calculations required, the Company has not yet completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and nonamortized and amortizable intangible assets included in the March 30, 2008 Consolidated Balance Sheet could change significantly. Charges recorded as of March 30, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $3,587,000. Such changes would not impact the Company’s cash flows.

13 WEEKS ENDED MARCH 30, 2008

Results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended March 30,	Three Months Ended March 31,	Percent Change
(Thousands, Except Per Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$ 99,097	$100,534	(1.4)%	(1.4)%
Classified:
Daily newspapers:
Employment	15,700	20,245	(22.4)	(22.4)
Automotive	10,895	13,116	(16.9)	(16.9)
Real estate	10,530	13,728	(23.3)	(23.3)
All other	9,805	8,544	14.8	14.8
Other publications	10,849	11,488	(5.6)	(5.6)
Total classified	57,779	67,121	(13.9)	(13.9)
Online	13,494	12,555	7.5	7.5
National	11,233	12,951	(13.3)	(13.3)
Niche publications	4,530	4,204	7.8	7.8
Total advertising revenue	186,133	197,365	(5.7)	(5.7)
Circulation	49,087	49,912	(1.7)	(1.7)
Commercial printing	3,805	3,908	(2.6)	(2.6)
Online services and other	8,700	8,782	(0.9)	(0.9)
Total operating revenue	247,725	259,967	(4.7)	(4.7)
Compensation	105,574	108,938	(3.1)	(2.1)
Newsprint and ink	24,349	27,086	(10.1)	(12.1)
Other operating expenses	73,250	69,658	5.2	3.1
Curtailment gains	-	(3,731)	NM	NM
Workforce adjustments	411	-	NM	NM
Total operating expenses, excluding depreciation, amortization and impairment charges	203,584	201,951	0.8	(0.3)
Operating cash flow	44,141	58,016	(23.9)	(18.9)
Depreciation and amortization	23,685	23,524	0.7	1.0
Impairment of goodwill and other intangible assets	841,005	-	NM
Equity in earnings of associated companies	1,808	5,305	(65.9)
Reduction of investment in TNI	90,384	-	NM
Operating income (loss)	(909,125)	39,797	NM
Non-operating expense, net	17,280	21,022	(17.8)
Income (loss) from continuing operations before income taxes	(926,405)	18,775	NM
Income tax expense (benefit)	(220,841)	6,627	NM
Minority interest	(11)	300	NM
Income from continuing operations	(705,553)	11,848	NM
Discontinued operations, net	(1)	43	NM
Net income (loss)	(705,554)	11,891	NM
Increase in redeemable minority interest	(7,483)	-	NM
Net income (loss) available to common stockholders	$(713,037)	$ 11,891	NM

Earnings (loss) per common share:
Basic	$ (15.90)	$ 0.26	NM
Diluted	(15.90)	0.26	NM

Day exchanges in the quarter can affect results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week.

Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 64% of revenue in the 13 weeks ended March 30, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

As noted in the table above, enterprises owned prior to the Pulitzer acquisition had one more day of business activity (a Sunday) in the 13 weeks ended March 30, 2008.

For the 13 weeks ended March 30, 2008, total same property operating revenue decreased $12,242,000, or 4.7%.

Advertising Revenue

Same property advertising revenue decreased $11,232,000, or 5.7%, for the 13 weeks ended March 30, 2008.

On a combined basis, print and online retail advertising revenue decreased 0.4% and classified advertising revenue decreased 12.0% during the 13 weeks ended March 30, 2008.

Same property print retail revenue decreased $1,437,000, or 1.4%. Same property average retail rate, excluding preprint insertions, decreased 2.1%. Same property daily newspaper retail preprint insertion revenue increased 2.1%.

Same property print classified advertising revenue decreased $9,342,000, or 13.9%, for the 13 weeks ended March 30, 2008. Higher margin employment advertising in the Company’s daily newspapers decreased 22.4% on a same property basis, and same property real estate classified revenue decreased 23.3%, in a soft housing market nationally which also negatively impacted retail revenue. Same property automotive classified advertising revenue decreased 16.9% amid a continuing industry-wide decline. Same property average classified rates decreased 8.1%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

(Thousands of Inches)	13 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	Percent Change

Retail	2,945	2,982	(1.2)%
National	161	163	(1.2)
Classified	3,382	3,660	(7.6)
	6,488	6,805	(4.7)%

Online advertising increased $939,000, or 7.5%, on a same property basis, due to rate increases and cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications increased 7.8% on a same property basis.

National advertising revenue decreased $1,718,000, or 13.3% for the 13 weeks ended March 30, 2008. The decrease was driven primarily by reductions in telecommunications and pharmaceutical advertising.

Circulation and Other Revenue

Same property circulation revenue decreased $825,000, or 1.7%, in the current year period. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 4.0% and Sunday circulation increased 2.3% for the 13 weeks ended March 30, 2008, compared to the prior year. In spite of declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications. Increases in single copy prices in many of the Company’s markets contributed to the decline in daily units sold.

Same property commercial printing revenue decreased $103,000, or 2.6%. Same property online services and other revenue decreased $82,000, or 0.9%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $2,229,000, or 2.1%, in the current year period. Same property full-time equivalent employees decreased 2.7%.

Same property newsprint and ink costs decreased $3,297,000, or 12.1%, in the current year period due primarily to a decrease in usage. Same property newsprint volume decreased 8.7% due to migration to lighter weight paper and narrower page widths. Unit costs for newsprint began to rise in November 2007 and are likely to continue to rise in 2008. See Item 3, “Commodities”, included herein.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $2,080,000, or 3.1%, in the current year period. The increase was driven by new products, promotions and postage expense.

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

Operating cash flow declined 23.9%, to $44,141,000 in the current year period from $58,016,000 in the prior year. Operating cash flow margin decreased to 17.8% from 22.3% in the prior year period. Same property operating cash flow margin decreased to 20.0%, from 23.6% in the prior year period.

Depreciation and amortization expense increased $225,000, or 1.0%, on a same property basis.

In the 13 weeks ended March 30, 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill and nonamortized intangible assets exceeded their respective fair values. As a result, the Company recorded a preliminary, pretax, non-cash charge to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, pretax, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Because of the timing and complexity of the calculations required, the Company has not yet completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and nonamortized and amortizable intangible assets included in the March 30, 2008 Consolidated Balance Sheet could change significantly. Charges recorded as of March 30, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $3,587,000. Such changes would not impact the Company’s cash flows.

Equity in earnings of associated companies decreased to $1,808,000 in the current year period, compared to $5,305,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $1,345,000 was recognized in the 13 weeks ended March 30, 2008. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000. The Company’s 50% share of TNI’s curtailment gain increased prior year results by $1,037,000.

The above resulted in an operating loss of $909,125,000, compared to operating income of $39,797,000 in the prior year period.

Nonoperating Income and Expense

Financial expense decreased $3,720,000 due to lower levels of debt and lower interest rates. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $29,750,000 in the 26 weeks ended March 30, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

Overall Results

Recording of the liability for the 2010 Redemption resulted in an increase in net loss available to common stockholders for the 13 weeks ended March 30, 2008, of $7,483,000 and an increase in loss per common share for the 13 weeks ended March 30, 2008, of $0.17. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.08 to $0.10 per year through April 2010. There is no impact on net income based on application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, the Company recorded a loss per diluted common share of $15.90 compared to earnings of $0.26 per diluted share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.08 for the 13 weeks ended March 30, 2008 and $0.19 for the three months ended March 31, 2007.

	13 Weeks Ended March 30, 2008		Three Months Ended March 31, 2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income (loss) available to common stockholders, as reported	$(713,037)	$(15.90)	$11,891	$0.26
Adjustments:
Impairment of goodwill and other intangible assets	841,005		-
Reduction of investment in TNI	90,384		-
Workforce adjustments	411		-
Transition costs, MNI	404		-
Curtailment gains	-		(3,731)
Curtailment gain, TNI	-		(1,037)
Income tax expense (benefit) of adjustments, net and impact on minority interest	(222,989)		1,799
	709,215	15.82	(2,969)	(0.06)
Net income (loss) available to common stockholders, as adjusted	(3,822)	(0.09)	8,922	0.19
Change in redeemable minority interest	7,483	0.17	-
Net income, as adjusted	$ 3,661	$ 0.08	$ 8,922	$0.19

26 WEEKS ENDED MARCH 30, 2008

Results, as reported in the Consolidated Financial Statements, are summarized below:

	26 Weeks Ended March 30,	Six Months Ended March 31,	Percent Change
(Thousands, Except Per Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$226,666	$232,255	(2.4)%	(2.4)%
Classified:
Daily newspapers:
Employment	31,067	39,395	(21.1)	(21.1)
Automotive	22,624	27,112	(16.6)	(16.6)
Real estate	22,073	28,514	(22.6)	(22.6)
All other	19,793	17,887	10.7	10.7
Other publications	21,522	22,750	(5.4)	(5.4)
Total classified	117,079	135,658	(13.7)	(13.7)
Online	26,969	23,422	15.1	15.1
National	24,815	30,854	(19.6)	(19.6)
Niche publications	8,174	7,765	5.3	5.3
Total advertising revenue	403,703	429,954	(6.1)	(6.1)
Circulation	98,892	101,948	(3.0)	(3.0)
Commercial printing	7,980	8,092	(1.4)	(1.4)
Online services and other	17,006	18,462	(7.9)	(7.9)
Total operating revenue	527,581	558,456	(5.5)	(5.5)
Compensation	213,768	221,129	(3.3)	(2.0)
Newsprint and ink	49,452	58,011	(14.8)	(16.0)
Other operating expenses	147,376	144,581	1.9	0.9
Curtailment gains	-	(3,731)	NM	NM
Workforce adjustments	411	-	NM	NM
Total operating expenses, excluding depreciation, amortization, and impairment charges	411,007	419,990	(2.1)	(2.3)
Operating cash flow	116,574	138,466	(15.8)	(14.2)
Depreciation and amortization	46,716	46,727	-	(0.3)
Impairment of goodwill and other intangible assets	841,005	-	NM
Equity in earnings of associated companies	6,109	11,810	(48.3)
Reduction of investment in TNI	90,384	-	NM
Operating income (loss)	(855,422)	103,549	NM
Non-operating expense, net	36,334	42,948	(15.4)
Income (loss) from continuing operations before income taxes	(891,756)	60,601	NM
Income tax expense (benefit)	(208,587)	21,426	NM
Minority interest	596	804	(25.9)
Income (loss) from continuing operations	(683,765)	38,371	NM
Discontinued operations, net	337	171	NM
Net income (loss)	(683,428)	38,542	NM
Increase in redeemable minority interest	(7,483)	-	NM
Net income (loss) available to common stockholders	$(690,911)	$ 38,542	NM
Earnings per common share:
Basic	$(15.24)	$0.85	NM
Diluted	(15.24)	0.84	NM

Day exchanges in the quarter can affect results in varying degrees. Sundays normally generate more advertising revenue than any other day of the week.

Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 63% of revenue in the 26 weeks ended March 30, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

Substantially all categories of revenue in the prior year period were also impacted by the appearance of the St. Louis Cardinals in the World Series. In addition, TNI recorded an extra seven days of publishing activity in the prior year period. The Company estimates these factors increased revenue in the prior year period by approximately $3,000,000, operating cash flow by approximately $1,200,000, operating income by approximately $1,700,000, and diluted earnings per common share by approximately $0.02.

For the 26 weeks ended March 30, 2008, total same property operating revenue decreased $30,875,000, or 5.5%.

Advertising Revenue

Same property advertising revenue decreased $26,251,000, or 6.1%, for the 26 weeks ended March 30, 2008.

On a combined basis, print and online retail advertising revenue decreased 1.6% and classified advertising revenue decreased 10.7% during the 26 weeks ended March 30, 2008.

Same property print retail revenue decreased $5,589,000, or 2.4%. Same property average retail rate, excluding preprint insertions, decreased 1.5%. Same property daily newspaper retail preprint insertion revenue increased 0.8%.

Same property print classified advertising revenue decreased $18,579,000, or 13.7%, for the 26 weeks ended March 30, 2008. Higher margin employment advertising in the Company’s daily newspapers decreased 21.1% on a same property basis, and same property real estate classified revenue decreased 22.6%, in a soft housing market nationally which also negatively impacted retail revenue. Same property automotive classified advertising revenue decreased 16.6% amid a continuing industry-wide decline. Same property average classified rates decreased 7.6%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

(Thousands of Inches)	26 Weeks Ended March 30, 2008	Three Months Ended March 31, 2007	Percent Change

Retail	6,489	6,689	(3.0)%
National	341	365	(6.6)
Classified	6,980	7,572	(7.8)
	13,810	14,626	(5.6)%

Online advertising increased $3,547,000, or 15.1%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications increased 5.3% on a same property basis.

National advertising revenue decreased $6,039,000, or 19.6% for the 26 weeks ended March 30, 2008. The decrease was driven primarily by reductions in telecommunications and pharmaceutical advertising.

Circulation and Other Revenue

Same property circulation revenue decreased $3,056,000, or 3.0%, in the current year period. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the Audit Bureau of Circulation, or other independent organizations, decreased 2.9% and Sunday circulation decreased 0.8% for the 26 weeks ended March 30, 2008, compared to the prior year. In spite of declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online growth, as well as through additional specialty and niche publications. Increases in single copy prices in many of the Company’s markets contributed to the decline in daily units sold.

Same property commercial printing revenue decreased $112,000, or 1.4%. Same property online services and other revenue decreased $1,456,000, or 7.9%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $4,298,000, or 2.0%, in the current year period. Same property full-time equivalent employees decreased 2.5%.

Same property newsprint and ink costs decreased $9,319,000, or 16.0%, in the current year period due to lower newsprint prices and a decrease in usage. Same property newsprint volume decreased 8.3% due to migration to lighter weight paper and narrower page widths. Unit costs for newsprint began to rise in November 2007 and may continue to rise in 2008. See Item 3, “Commodities”, included herein.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation or amortization, increased $1,234,000, or 0.9%, in the current year period.

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

Operating cash flow declined 15.8% to $116,574,000 in the current year period from $138,466,000 in the prior year. Operating cash flow margin decreased to 22.1% from 24.8% in the prior year period. Same property operating cash flow margin decreased to 24.4%, from 26.9% in the prior year period.

Depreciation and amortization expense decreased $125,000, or 0.3%, on a same property basis.

In the 13 weeks ended March 30, 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill and other intangible assets, exceeded their respective fair values. As a result, the Company recorded a preliminary, pretax, non-cash charge to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, pretax, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Because of the timing and complexity of the calculations required, the Company has not yet completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and nonamortized and amortizable intangible assets included in the March 30, 2008 Consolidated Balance Sheet could change significantly. Charges recorded as of March 30, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $3,587,000. Such changes would not impact the Company’s cash flows.

Equity in earnings of associated companies decreased to $6,109,000 in the current year period, compared to $11,810,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $1,345,000 was recognized in the 26 weeks ended March 30, 2008. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000. The Company’s 50% share of TNI’s curtailment gain increased prior year results by $1,037,000.

The above resulted in an operating loss of $855,422,000 compared to operating income of $103,549,000 in the prior year period.

Nonoperating Income and Expense

Financial expense decreased $6,305,000 due to lower levels of debt and lower interest rates. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $29,750,000 in the 26 weeks ended March 30, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

Overall Results

Recording of the liability for the 2010 Redemption resulted in an increase of net loss available to common stockholders for the 26 weeks ended March 30, 2008, of $7,483,000 and an increase in loss per common share for the 26 weeks ended March 30, 2008, of $0.17. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.08 to $0.10 per year through April 2010. There is no impact on net income based on application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, the Company recorded a loss per diluted common share of $15.24 compared to earnings of $0.84 per share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.57 for the 26 weeks ended March 30, 2008 and $0.78 for the six months ended March 31, 2007.

	26 Weeks Ended March 30, 2008		Six Months Ended March 31, 2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income (loss) available to common stockholders, as reported	$(690,911)	$(15.24)	$38,542	$0.84
Adjustments:
Impairment of goodwill and other intangible assets	841,005		-
Reduction of investment in TNI	90,384		-
Workforce adjustments	411		-
Workforce adjustments, TNI	124		-
Transition costs, MNI	404		-
Curtailment gains	-		(3,731)
Curtailment gain, TNI	-		(1,037)
Income tax expense (benefit) of adjustments, net and impact on minority interest	(223,033)		1,799
	709,295	15.65	(2,969)	(0.06)
Net income (loss) available to common stockholders, as adjusted	18,384	0.41	35,573	0.78
Change in redeemable minority interest	7,483	0.17	-
Net income, as adjusted	$25,867	$ 0.57	$35,573	$0.78

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $69,234,000 for the 26 weeks ended March 30, 2008, and $74,641,000 for the prior year period. Decreased income from continuing operations and changes in working capital account for most of the change between years.

Cash required for investing activities totaled $17,332,000 for the 26 weeks ended March 30, 2008, and $15,746,000 for the prior year period. Capital expenditures, which are expected to total approximately $20,000,000, for 2008 account for substantially all of the usage of funds in both the current year and prior year periods.

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

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through March 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

Cash required for financing activities of continuing operations totaled $64,440,000 for the 26 weeks ended March 30, 2008, and required $78,862,000 in the prior year period. Debt repayments, stock purchases and dividends accounted for the primary usage of funds in the current year period. Debt repayments and dividends accounted for the primary usage of funds in the prior year period.

The Company anticipates that funds necessary for future capital expenditures and other requirements will be available from internally generated funds, its Credit Agreement or, if necessary, by accessing the capital markets. The Company’s business generates substantial cash flows with which to facilitate debt repayment. In addition, at March 30, 2008 the Company has approximately $250,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt. The Company expects that the Pulitzer Notes will be refinanced in 2009 with a new debt facility of a comparable amount, at market interest rates in effect at the time.

Cash provided by discontinued operations totaled $15,016,000 in the 26 weeks ended March 30, 2008 and $22,150,000 in the six months ended March 31, 2007. Cash generated from the sales of discontinued operations was the primary source of funds in the current and prior year periods.

Cash and cash equivalents increased $2,478,000 for the 26 weeks ended March 30, 2008, and increased $2,183,000 for the six months ended March 31, 2007.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,099,000, based on $709,875,000 of floating rate debt outstanding at March 30, 2008, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below and debt of MNI. Such interest rates may also decrease. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $29,750,000 in the 26 weeks ended March 30, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

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

At March 30, 2008, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. In November 2007, several major newsprint manufacturers announced a price increase of $60 per metric ton on newsprint. The increase has been implemented in equal amounts over three months commencing with deliveries in January 2008. In February 2008, several major newsprint manufacturers announced an additional price increase of $60 per metric ton on newsprint. The increase is scheduled to be implemented in equal amounts over three months commencing with deliveries in April 2008. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,639,000 based on anticipated consumption in 2008, excluding consumption of MNI and TNI. Such prices may also decrease.

North American newsprint suppliers have recently taken significant steps to curtail newsprint production capacity in an effort to balance supply capacity with current declining demand trends. Curtailment activities include permanent, indefinite, and temporary shutdown of newsprint production facilities. Additional newsprint production restraint is anticipated to keep supply conditions in balance with demand and may impact pricing trends.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at March 30, 2008.

The estimated maximum potential one year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at March 30, 2008 is approximately $3,300,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of March 30, 2008, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended March 30, 2008.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through March 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

During the 13 weeks ended March 30, 2008, the Company also purchased 269 shares of Common Stock, as included in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the taxes related to the vesting of restricted Common Stock.

Period	Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

December 31, 2007 – February 3, 2008	757,394	$10.48	757,125	$22,062,954
February 4, 2008 – March 2, 2008	782,155	11.71	782,155	12,904,606
March 3, 2008 – March 30, 2008	183,000	9.95	183,000	11,084,069

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 20, 2008. Richard R. Cole, Nancy S. Donovan, Leonard J. Elmore and Herbert W. Moloney III were elected as directors for three-year terms expiring at the 2011 annual meeting.

Votes were cast for nominees for director as follows:

	For	Withheld

Richard R. Cole	70,826,438	11,785,456
Nancy S. Donovan	69,630,440	12,981,455
Leonard J. Elmore	79,994,569	2,617,326
Herbert W. Moloney III	68,480,000	14,131,895

Item 6.	Exhibits

Number	Description

10.1	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, as amended effective January 10, 2008)
10.2	Form of Amended and Restated Employment Agreement for Certain Lee Enterprises, Incorporated Executive Officers
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: May 14, 2008
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)