Form 10-Q
period 2008-06-29
LEE ENTERPRISES, INC
filed 2008-08-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 29, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2008, 39,067,571 shares of Common Stock and 5,999,227 shares of Class B Common Stock of the Registrant were outstanding.

	TABLE OF CONTENTS		PAGE

	FORWARD LOOKING STATEMENTS		1

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)	2

		Consolidated Statements of Operations and Comprehensive Income (Loss) – 13 weeks and 39 weeks ended June 29, 2008 and three months and nine months ended June 30, 2007	2

		Consolidated Balance Sheets – June 29, 2008 and September 30, 2007	3

		Consolidated Statements of Cash Flows – 39 weeks ended June 29, 2008 and nine months ended June 30, 2007	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

	Item 2(c).	Issuer Purchases of Equity Securities	31

	Item 6.	Exhibits	31

	SIGNATURES		31

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Thousands, Except Per Common Share Data)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Operating revenue:
Advertising	$195,502	$217,285	$ 599,205	$647,239
Circulation	48,344	49,698	147,236	151,646
Other	12,548	12,517	37,534	39,071
Total operating revenue	256,394	279,500	783,975	837,956
Operating expenses:
Compensation	103,984	107,160	317,753	328,289
Newsprint and ink	26,859	26,921	76,311	84,932
Other operating expenses	71,211	72,751	218,587	217,332
Depreciation	8,828	7,896	25,804	24,735
Amortization of intangible assets	13,138	14,941	42,878	44,829
Impairment of goodwill and other assets	10,360	-	851,365	-
Curtailment gains	-	-	-	(3,731)
Workforce adjustments	544	-	954	-
Total operating expenses	234,924	229,669	1,533,652	696,386
Equity in earnings of associated companies	2,549	4,517	8,658	16,327
Reduction of investment in TNI	(3,000)	-	(93,384)	-
Operating income (loss)	21,019	54,348	(834,403)	157,897
Non-operating income (expense):
Financial income	1,386	2,491	4,702	5,522
Financial expense	(15,988)	(22,027)	(55,662)	(68,006)
Other, net	(393)	(21)	(369)	(21)
Total non-operating expense, net	(14,995)	(19,557)	(51,329)	(62,505)
Income (loss) before income taxes	6,024	34,791	(885,732)	95,392
Income tax expense (benefit)	2,372	12,281	(206,215)	33,707
Minority interest	113	371	709	1,175
Income (loss) from continuing operations	3,539	22,139	(680,226)	60,510
Discontinued operations, net	(52)	352	285	523
Net income (loss)	3,487	22,491	(679,941)	61,033
Increase in redeemable minority interest	655	-	8,138	-
Net income (loss) available to common stockholders	2,832	22,491	(688,079)	61,033
Other comprehensive income (loss), net	1,636	384	(4,156)	(453)
Comprehensive income (loss) available to common stockholders	$ 4,468	$ 22,875	$(692,235)	$ 60,580

Earnings (loss) per common share:
Basic:
Continuing operations	$0.07	$0.48	$(15.31)	$1.33
Discontinued operations	-	0.01	0.01	0.01
	$0.06	$0.49	$(15.30)	$1.34

Diluted:
Continuing operations	$0.06	$0.48	$(15.31)	$1.32
Discontinued operations	-	0.01	0.01	0.01
	$0.06	$0.49	$(15.30)	$1.33

Dividends per common share	$0.19	$0.18	$0.57	$0.54

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	June 29, 2008	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 4,211	$ -
Accounts receivable, net	106,995	118,723
Receivable from associated companies	-	1,563
Inventories	17,630	14,153
Assets of discontinued operations	-	18,820
Other	15,046	13,624
Total current assets	143,882	166,883
Investments	113,190	212,724
Restricted cash and investments	122,310	111,060
Property and equipment, net	307,283	324,655
Goodwill	837,197	1,505,460
Other intangible assets, net	749,080	914,232
Other	26,035	25,949
Total assets	$2,298,977	$3,260,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 455,802	$ 62,250
Accounts payable	37,987	39,288
Compensation and other accrued liabilities	57,871	96,036
Income taxes payable	19,640	7,971
Dividends payable	8,534	6,703
Unearned revenue	39,734	38,513
Liabilities of discontinued operations	-	3,943
Total current liabilities	619,568	254,704
Long-term debt, net of current maturities	918,500	1,346,630
Pension obligations	2,216	2,302
Postretirement and postemployment benefit obligations	74,944	72,236
Deferred income taxes	242,052	478,418
Other	17,323	13,078
Redeemable minority interest	71,536	7,153
Total liabilities	1,946,139	2,174,521
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,136	79,958
June 29, 2008: 39,068 shares;
September 30, 2007: 39,979 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,998	12,416
June 29, 2008: 5,999 shares;
September 30, 2007: 6,208 shares
Additional paid-in capital	136,033	132,090
Retained earnings	88,635	819,786
Accumulated other comprehensive income	38,036	42,192
Total stockholders’ equity	352,838	1,086,442
Total liabilities and stockholders’ equity	$2,298,977	$3,260,963

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Cash provided by (required for) operating activities:
Net income (loss)	$(679,941)	$ 61,033
Results of discontinued operations	285	523
Income (loss) from continuing operations	(680,226)	60,510
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	68,682	69,564
Impairment of goodwill and other assets	851,365	-
Stock compensation expense	4,290	5,655
Accretion of debt fair value adjustment	(5,953)	(5,647)
Distributions greater (less) than current earnings of associated companies	2,629	(49)
Reduction of investment in TNI	93,384	-
Decrease in deferred income taxes	(229,242)	(6,360)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	13,162	3,795
Decrease (increase) in inventories and other	(4,711)	5,489
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	(33,559)	2,775
Change in income taxes receivable or payable	5,513	(8,803)
Other, net	647	(3,908)
Net cash provided by operating activities of continuing operations	85,981	123,021
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(17,498)	(20,535)
Purchases of marketable securities	(93,929)	(78,084)
Sales or maturities of marketable securities	67,781	52,483
Increase in restricted cash	16,329	15,008
Acquisitions	(1,624)	(768)
Other, net	2,809	7,741
Net cash required for investing activities of continuing operations	(26,132)	(24,155)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	109,400	49,000
Payments on long-term debt	(138,025)	(147,500)
Common stock transactions, net	(18,144)	1,881
Cash dividends paid	(24,039)	(24,763)
Net cash required for financing activities of continuing operations	(70,808)	(121,382)
Net cash provided by (required for) discontinued operations:
Operating activities	(8,741)	313
Investing activities	23,911	22,786
Net increase in cash and cash equivalents	4,211	583
Cash and cash equivalents:
Beginning of period	-	8,638
End of period	$ 4,211	$ 9,221

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 29, 2008 and its results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 29, 2008 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 95% interest in St. Louis Post-Dispatch LLC (PD LLC) and STL Distribution Services LLC (DS LLC), 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

The Company is subject to a one-time obligation to repurchase the minority interest in PD LLC and DS LLC (the 2010 Redemption). In March 2008, the Company recorded the repurchase obligation and elected the accretion method under Emerging Issues Task Force Topic D-98 (EITF D-98) to record increases or decreases in the expected value of the 2010 Redemption as an adjustment to retained earnings. Changes in the expected value of the 2010 Redemption have a corresponding impact on net income (loss) available to common stockholders and earnings (loss) per common share. See Note 11.

There is no impact on net income based on application of EITF D-98. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 2.

References to 2008, 2007, 2006 and the like mean the fiscal year ended in September.

The Company’s 2008 fiscal year ends on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer Inc. (Pulitzer) acquisition, which accounted for approximately 64% of revenue in the 13 weeks ended June 29, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

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

Acquisitions

In 2008, the Company purchased a specialty publication at a cost of $400,000 and a newspaper distribution business at a cost of $240,000 and made final cash payments totaling $984,000 related to newspaper distribution businesses purchased in 2007.

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

Results of discontinued operations consist of the following:

(Thousands)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Operating revenue	$ -	$1,874	$1,376	$5,683

Income from discontinued operations	$ -	$ 266	$ 128	$ 657
Gain (loss) on sale of discontinued operations, before income taxes	(80)	279	5,786	153
Income tax expense (benefit)	(28)	193	5,629	287
	$(52)	$ 352	$ 285	$ 523

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

The Company’s preliminary impairment analysis as of March 30, 2008 resulted in a pretax reduction in the carrying value of TNI of $90,384,000. The final analysis, which was completed in the 13 weeks ended June 29, 2008, resulted in an additional pretax reduction of $3,000,000. See Note 4.

Summarized results of TNI are as follows:

(Thousands)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Operating revenue	$24,451	$28,483	$77,626	$91,394
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	19,441	20,133	58,765	63,030
Curtailment gain	-	-	-	(2,074)
Workforce adjustments	-	-	247	-
Operating income	$ 5,010	$ 8,350	$18,614	$30,438

Company’s 50% share of operating income	$ 2,505	$ 4,175	$ 9,307	$15,219
Less amortization of intangible assets	663	1,585	3,832	4,754
Equity in earnings of TNI	$ 1,842	$ 2,590	$ 5,475	$10,465

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $376,000 and $401,000 in the 13 weeks ended June 29, 2008 and three months ended June 30, 2007, respectively, and $865,000 and $1,213,000 in the 39 weeks ended June 29, 2008 and nine months ended June 30, 2007, respectively.

Annual amortization of intangible assets of TNI is estimated to be $2,500,000 in each of the 52 week periods ending June 2013.

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

Summarized results of MNI are as follows:

(Thousands)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Operating revenue	$24,878	$27,829	$77,535	$84,365
Operating expenses, excluding transition costs, depreciation and amortization	21,181	20,563	62,629	62,262
Transition costs	538	-	1,883	-
Depreciation and amortization	1,085	1,139	3,270	3,415
Operating income	$ 2,074	$ 6,127	$ 9,753	$18,688

Net income	$ 1,414	$ 3,854	$ 6,366	$11,724

Company’s 50% share of net income	$ 707	$ 1,927	$ 3,183	$ 5,862

Debt of MNI totaled $3,845,000 and $2,642,000 at June 29, 2008 and September 30, 2007, respectively.

In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $538,000 and $1,883,000 was recognized in the 13 weeks and 39 weeks ended June 29, 2008, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	39 Weeks Ended June 29, 2008

Goodwill, beginning of period, as previously reported	$1,514,357
Goodwill included in assets of discontinued operations	(8,897)
Goodwill, beginning of period, as reclassified	1,505,460
Goodwill related to redeemable minority interest	55,594
Goodwill related to acquisitions	44
Goodwill impairment	(723,901)
Goodwill, end of period	$ 837,197

Identified intangible assets consist of the following:

(Thousands)	June 29, 2008	September 30, 2007

Nonamortized intangible assets:
Mastheads	$ 66,981	$ 73,105
Amortizable intangible assets:
Customer and newspaper subscriber lists	950,043	1,066,189
Less accumulated amortization	267,979	225,130
	682,064	841,059
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,623	28,590
	35	68
	$749,080	$ 914,232

In assessing the recoverability of its goodwill and other nonamortized intangible assets, the Company makes a determination of the fair value of its business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. An impairment charge will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The required valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

The final analysis, which was completed in the 13 weeks ended June 29, 2008, resulted in an additional pretax, non-cash charge of $1,902,000 to reduce the carrying value of goodwill. The Company also recorded additional, pretax non-cash charges of $3,090,000, $349,000 and $5,019,000 to reduce the carrying value of nonamortized intangible assets, amortizable intangible assets and property and equipment, respectively. $3,000,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. The Company tested such assets for impairment as of March 30, 2008, as noted above, and concluded no adjustments to the useful lives of such assets were required.

Annual amortization of intangible assets for each of the 52 week periods ending June 2013 is estimated to be $51,511,000, $51,461,000, $50,890,000, $50,002,000 and $45,454,000, respectively.

5	DEBT

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for aggregate borrowings of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility.

The Credit Agreement also provides the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amends and replaces a $1,550,000,000 credit agreement consummated in 2005.

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

Debt under the A Term Loan and revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar Rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time or 0.5% in excess of the overnight federal funds rate at such time. The margin applicable is a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans, 0.625% to 1% (0.75% at June 29, 2008) depending, in each instance, upon the Company’s total leverage ratio at such time. All loans at June 29, 2008 are Eurodollar-based.

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

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio (5.25:1 at June 29, 2008 and 5.0:1 at December 28, 2008). The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equaled $1,240,479,000 at June 29, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The Company’s total leverage ratio at June 29, 2008 was 4.77:1. The Credit Agreement also includes a minimum interest expense coverage ratio of 2.5:1. The Company’s interest expense coverage ratio at June 29, 2008 was 3.3:1. None of the covenants included in the Credit Agreement is considered by the Company to be restrictive to normal operations or historical amounts of stockholder dividends. At June 29, 2008, the Company is in compliance with such covenants. The Company’s business generates substantial cash flows with which to facilitate debt repayment. In addition, at June 29, 2008 the Company has approximately $238,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a minimum reserve balance (the Reserve) consisting of cash and investments in U.S. government securities, totaling $122,310,000 at June 29, 2008. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 11. At June 29, 2008, the Company is in compliance with such covenants and conditions.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the effective interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Lenders.

The Company expects that the Pulitzer Notes will be refinanced with a new debt facility of a comparable amount, or the maturity date extended, at market interest rates in effect at the time. The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015.

Debt consists of the following:

(Thousands)	June 29, 2008	September 30, 2007	Interest Rate(s) June 29, 2008

Credit Agreement:
A Term Loan	$ 855,000	$ 881,625	3.40-3.67%
Revolving credit facility	206,000	208,000	3.14-3.24
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	7,302	13,255
	1,374,302	1,408,880
Less current maturities	455,802	62,250
	$ 918,500	$1,346,630

At June 29, 2008, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 4.85%.

Aggregate maturities of debt during the four years ending June 2012 are $448,500,000, $142,500,000, $237,500,000, and $538,500,000, respectively. No debt matures in the year ending June 2013.

6	INTEREST RATE EXCHANGE AGREEMENTS

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. In 2008, interest rate swaps with a notional amount of $150,000,000 expired.

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

At June 29, 2008 and September 30, 2007, the Company recorded a liability of $3,655,000 and an asset of $1,438,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income (loss), net of deferred income taxes.

At June 29, 2008, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
(Thousands)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Service cost for benefits earned during the period	$ 375	$ 389	$ 1,125	$ 1,519
Interest cost on projected benefit obligation	2,334	2,283	7,002	6,890
Expected return on plan assets	(3,436)	(3,231)	(10,308)	(9,598)
Amortization of net gain	(424)	(375)	(1,272)	(982)
Amortization of prior service cost	(33)	(24)	(99)	(70)
Curtailment gains	-	-	-	(3,865)
	$(1,184)	$ (958)	$ (3,552)	$(6,106)

Postretirement Medical Plans
(Thousands)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Service cost for benefits earned during the period	$ 525	$ 501	$ 1,575	$ 1,597
Interest cost on projected benefit obligation	1,653	1,719	4,959	5,213
Expected return on plan assets	(549)	(554)	(1,647)	(1,636)
Amortization of net gain	(158)	(28)	(474)	(74)
Amortization of prior service cost	(58)	(58)	(174)	(116)
Curtailment gain	-	-	-	(1,940)
	$1,413	$ 1,580	$ 4,239	$3,044

$60,000, $71,000, $180,000 and $2,065,000 of net periodic pension benefit for the 13 weeks ended June 29, 2008, three months ended June 30, 2007, 39 weeks ended June 29, 2008 and nine months ended June 30, 2007, respectively, was allocated to TNI.

Based on its forecast at June 29, 2008, the Company expects to contribute $4,610,000 to its postretirement medical plans in 2008.

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

The effective tax rate for the 39 weeks ended June 29, 2008, differs from the statutory rate due to the impairment of goodwill that was partially non-deductible.

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

The total amount of unrecognized income tax benefits as of the beginning of 2008 is $12,213,000. This amount includes $2,268,000 of accrued interest (net of tax). The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. Approximately $10,409,000 of the balance would reduce the Company’s income tax expense in the event its uncertain tax positions are favorably resolved.

The Company estimates that it is reasonably possible that up to $5,553,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the 52 weeks ending June 2009 as a result of the expiration of various state statutes of limitations. The Company also estimates that it is reasonably possible that additions to uncertain tax positions of approximately $2,626,000 related to various federal and state issues could be recorded in the 52 weeks ending June 2009.

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

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.

(Thousands, Except Per Share Data)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007

Income (loss) applicable to Common Stock:
Continuing operations	$ 2,884	$22,139	$(688,364)	$60,510
Discontinued operations	(52)	352	285	523
	$ 2,832	$22,491	$(688,079)	$61,033

Weighted average common shares	45,010	46,139	45,608	46,053
Less non-vested restricted Common Stock	745	424	637	415
Basic average common shares	44,265	45,715	44,971	45,638
Dilutive stock options and restricted Common Stock	288	172	-	138
Diluted average common shares	44,553	45,887	44,971	45,776

Earnings (loss) per common share:
Basic:
Continuing operations	$ 0.07	$ 0.48	$ (15.31)	$ 1.33
Discontinued operations	-	0.01	0.01	0.01
	$ 0.06	$ 0.49	$ (15.30)	$ 1.34

Diluted:
Continuing operations	$ 0.06	$ 0.48	$ (15.31)	$ 1.32
Discontinued operations	-	0.01	0.01	0.01
	$ 0.06	$ 0.49	$ (15.30)	$ 1.33

For the 13 weeks and 39 weeks ended June 29, 2008 and three months and nine months ended June 30, 2007, the Company has 1,119,000, 1,119,000, 1,174,000 and 1,113,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

10	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2007	1,195	$35.61
Cancelled	(76)	35.88
Outstanding, June 29, 2008	1,119	$35.59	5.7	-

Exercisable, June 29, 2008	869	$36.87	5.0	-

Options to purchase 1,206,000 shares of Common Stock with a weighted average exercise price of $35.58 per share were outstanding at June 30, 2007.

Total unrecognized compensation expense for unvested stock options as of June 29, 2008 is $804,000, which will be recognized over a weighted average period of 1.2 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 39 weeks ended June 29, 2008:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2007	416	$36.60
Granted	482	15.02
Vested	(112)	46.66
Forfeited	(35)	28.90
Outstanding, June 29, 2008	751	$21.60

The fair value of restricted Common Stock vested during the 39 weeks ended June 29, 2008 totals $1,743,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of June 29, 2008 is $8,509,000, which will be recognized over a weighted average period of 1.9 years.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At June 29, 2008, the Company has construction and equipment purchase commitments totaling approximately $3,177,000.

St. Louis Post-Dispatch Early Retirement Program

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense in 2007. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments with the remainder due primarily to enhancements of pension and other postretirement benefits. Cash payments of $442,000 were made in 2007, and the remainder was paid in 2008.

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the Operating Agreement), Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald, as successor to Herald Inc., holds a 5% interest. Until March 30, 2008, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

On May 1, 2010, Herald will have a one-time right (the 2010 Redemption) to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. Based on this formula, the present value of the 2010 Redemption at June 29, 2008, is approximately $71,536,000. The Company concluded the remaining amount of this potential liability should be recorded in its Consolidated Balance Sheet as of March 30, 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings.

Recording of the liability for the 2010 Redemption as of March 30, 2008 also resulted in a reduction of net income available to common stockholders and earnings per common share for the 13 weeks ended June 29, 2008, of $655,000 and $0.01 respectively, and for the 39 weeks ended June 29, 2008 of $8,138,000 and $0.18, respectively, which accounts primarily for the time value of the increase in the liability since the acquisition of Pulitzer on June 3, 2005. There is no impact on net income based on application of current accounting standards, but earnings per common share is affected. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

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

Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidating value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer (the 2015 Liquidation). That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5%, but will be reduced (but not below 1%) to the extent that the present value to May 1, 2000 of the after tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described below, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

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

Stock Repurchase Program

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through June 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

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

In 2008, the FASB issued Statement 141(R), Business Combinations and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of Statement 141(R) are effective for business combinations occurring in 2010. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. Statement 160 is effective for the Company in 2010. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

In 2008, the FASB issued Statement 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. Statement 161 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. Statement 161 also requires disclosure of the fair value amounts and the gains and loses on derivative instruments in tabular form. Statement 161 is effective for the Company in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 29, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2007 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, impairment of goodwill and other assets, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on the Company’s results from operations before depreciation, amortization and earnings from equity investments.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the tables below:

(Thousands)	13 Weeks Ended June 29, 2008	Percent of Revenue	Three Months Ended June 30, 2007	Percent of Revenue

Operating cash flow	$53,796	21.0%	$72,668	26.0%
Less depreciation and amortization	21,966	8.6	22,837	8.2
Less impairment of goodwill and other assets	10,360	4.0	-	-
Equity in earnings of associated companies	2,549	1.0	4,517	1.6
Less reduction of investment in TNI	3,000	1.2	-	-
Operating income	$21,019	8.2%	$54,348	19.4%

(Thousands)	39 Weeks Ended June 29, 2008	Percent of Revenue	Nine Months Ended June 30, 2007	Percent of Revenue

Operating cash flow	$ 170,370	21.7%	$211,134	25.2%
Less depreciation and amortization	68,682	8.8	69,564	8.3
Less impairment of goodwill and other assets	851,365	NM	-	-
Equity in earnings of associated companies	8,658	1.1	16,327	1.9
Less reduction of investment in TNI	93,384	11.9	-	-
Operating income (loss)	$(834,403)	NM	$157,897	18.8%

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as net income (loss) available to common stockholders and earnings (loss) per common share adjusted to exclude unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

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

The Company recorded additional pretax non-cash charges during the 13 weeks ended June 29, 2008 to reduce the carrying value of goodwill by $1,902,000. The Company also recorded additional pretax non-cash charges of $3,090,000, $349,000, and $5,019,000 to reduce the carrying value of nonamortized intangible assets, amortizable intangible assets, and property and equipment, respectively. $3,000,000 of additional pretax charges were recorded as a reduction of the value of the Company’s investment in TNI. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

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

In 2008, the FASB issued Statement 141(R), Business Combinations and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of Statement 141(R) are effective for business combinations occurring in 2010. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. Statement 160 is effective for the Company in 2010. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

In 2008, the FASB issued Statement 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. Statement 161 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. Statement 161 also requires disclosure of the fair value amounts and the gains and loses on derivative instruments in tabular form. Statement 161 is effective for the Company in 2010.

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

Approximately 76% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions.

The weak economic environment has negatively impacted advertising, particularly employment, automotive and real estate classified advertising, both in print and online. Decreases in advertising and total operating revenue in the 13 weeks ended June 29, 2008 more than offset decreases in operating expenses, financial expense and income tax expense and resulted in lower operating cash flow and operating income.

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

The Company completed the required measurement of fair value during the 13 weeks ended June 29, 2008. As a result, the Company recorded additional pretax non-cash charges during the 13 weeks ended June 29, 2008 to reduce the carrying value of goodwill by $1,902,000. The Company also recorded additional pretax non-cash charges of $3,090,000, $349,000, and $5,019,000 to reduce the carrying value of nonamortized intangible assets, amortizable intangible assets, and property and equipment, respectively. $3,000,000 of additional pretax charges were recorded as a reduction of the value of the Company’s investment in TNI. Charges recorded as of June 29, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $1,793,000. Such charges will not impact the Company’s cash flows.

13 WEEKS ENDED JUNE 29, 2008

Results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended June 29,	Three Months Ended June 30,	Percent Change
(Thousands, Except Per Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$106,694	$111,706	(4.5)%	(4.4)%
Classified:
Daily newspapers:
Employment	15,099	21,099	(28.4)	(28.4)
Automotive	11,797	13,975	(15.6)	(15.6)
Real estate	11,009	14,965	(26.4)	(26.4)
All other	11,907	10,758	10.7	10.7
Other publications	11,143	12,428	(10.3)	(10.6)
Total classified	60,955	73,225	(16.8)	(16.8)
Online	14,655	16,124	(9.1)	(9.1)
National	9,375	11,976	(21.7)	(21.7)
Niche publications	3,823	4,254	(10.1)	(10.1)
Total advertising revenue	195,502	217,285	(10.0)	(10.0)
Circulation	48,344	49,698	(2.7)	(2.7)
Commercial printing	4,433	4,294	3.2	3.2
Online services and other	8,115	8,223	(1.3)	(1.3)
Total operating revenue	256,394	279,500	(8.3)	(8.2)
Compensation	103,984	107,160	(3.0)	(3.6)
Newsprint and ink	26,859	26,921	(0.2)	(5.0)
Other operating expenses	71,211	72,751	(2.1)	(1.9)
Workforce adjustments	544	-	NM	NM
Total operating expenses, excluding depreciation, amortization and impairment charges	202,598	206,832	(2.0)	(2.9)
Operating cash flow	53,796	72,668	(26.0)	(22.2)
Depreciation and amortization	(21,966)	(22,837)	(3.8)	(3.7)
Impairment of goodwill and other assets	(10,360)	-	NM
Equity in earnings of associated companies	2,549	4,517	(43.6)
Reduction of investment in TNI	(3,000)	-	NM
Operating income	21,019	54,348	(61.3)
Non-operating expense, net	(14,995)	(19,557)	(23.3)
Income from continuing operations before income taxes	6,024	34,791	(82.7)
Income tax expense	2,372	12,281	(80.7)
Minority interest	113	371	(69.5)
Income from continuing operations	3,539	22,139	(84.0)
Discontinued operations, net	(52)	352	NM
Net income	3,487	22,491	(84.5)
Increase in redeemable minority interest	655	-	NM
Net income available to common stockholders	$ 2,832	$ 22,491	(87.4)%

Earnings per common share:
Basic	$ 0.06	$ 0.49	(87.8)%
Diluted	0.06	0.49	(87.8)

Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 64% of revenue in the 13 weeks ended June 29, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

For the 13 weeks ended June 29, 2008, total same property operating revenue decreased $23,022,000, or 8.2%.

Advertising Revenue

Same property advertising revenue decreased $21,700,000, or 10.0%, for the 13 weeks ended June 29, 2008.

On a combined basis, print and online retail advertising revenue decreased 3.1% and classified advertising revenue decreased 17.2% in the 13 weeks ended June 29, 2008.

Same property print retail revenue decreased $4,897,000, or 4.4%. Same property average retail rate, excluding preprint insertions, decreased 0.7%. Same property daily newspaper retail preprint insertion revenue decreased 4.9%.

Same property print classified advertising revenue decreased $12,304,000, or 16.8%, for the 13 weeks ended June 29, 2008. Higher margin employment advertising in the Company’s daily newspapers decreased 28.4% on a same property basis, and same property real estate classified revenue decreased 26.4%, in a soft housing market nationally which also negatively impacted retail revenue. Same property automotive classified advertising revenue decreased 15.6% amid a continuing industry-wide decline. Same property average classified rates decreased 10.3%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

(Thousands of Inches)	13 Weeks Ended June 29, 2008	Three Months Ended June 30, 2007	Percent Change

Retail	3,182	3,286	(3.2)%
National	143	163	(12.3)
Classified	3,775	4,104	(8.0)
	7,100	7,553	(6.0)%

Online advertising decreased $1,467,000, or 9.1%, on a same property basis. Online retail advertising grew strongly, but online classified advertising was negatively impacted by declines in print classified advertising. Advertising in niche publications decreased 10.1% on a same property basis.

National advertising revenue decreased $2,601,000, or 21.7%, for the 13 weeks ended June 29, 2008. The decrease was driven primarily by reductions in telecommunications and pharmaceutical advertising.

Circulation and Other Revenue

Same property circulation revenue decreased $1,352,000, or 2.7%, in the current year period. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 4.1% and Sunday circulation decreased 1.9% for the 13 weeks ended June 29, 2008, compared to the prior year. In spite of declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online audience growth. Increases in single copy prices in many of the Company’s markets contributed to the decline in daily units sold.

Same property commercial printing revenue increased $138,000, or 3.2%. Same property online services and other revenue decreased $108,000, or 1.3%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $3,788,000, or 3.6%, in the current year period. Same property full-time equivalent employees decreased 4.9%.

Same property newsprint and ink costs decreased $1,369,000, or 5.0%, in the current year period due to a decrease in usage partially offset by higher unit costs. Same property newsprint volume decreased 10.3% due to migration to lighter weight paper and narrower page widths. Unit costs for newsprint began to rise in November 2007 and may continue to rise in 2008. See Item 3, “Commodities”, included herein.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation, amortization, or unusual items decreased $1,349,000, or 1.9%, in the current year period.

The Company expects its 2009 operating costs, excluding depreciation and amortization, to decrease 5% to 7%.

Operating cash flow declined 26.0%, to $53,796,000 in the current year period from $72,668,000 in the prior year. Operating cash flow margin decreased to 21.0% from 26.0% in the prior year period. Same property operating cash flow margin decreased to 23.3%, from 27.5% in the prior year period.

Depreciation and amortization expense decreased $818,000, or 3.7%, on a same property basis.

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

The Company completed the required measurement of fair value during the 13 weeks ended June 29, 2008. As a result, the Company recorded additional pretax non-cash charges during the 13 weeks ended June 29, 2008 to reduce the carrying value of goodwill by $1,902,000. The Company also recorded additional pretax non-cash charges of $3,090,000, $349,000, and $5,019,000 to reduce the carrying value of nonamortized intangible assets, amortizable intangible assets, and property and equipment, respectively. $3,000,000 of additional pretax charges were recorded as a reduction of the value of the Company’s investment in TNI. Charges recorded as of June 29, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $1,793,000. Such charges will not impact the Company’s cash flows.

Equity in earnings of associated companies decreased to $2,549,000 in the current year period, compared to $4,517,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $538,000 was recognized in the 13 weeks ended June 29, 2008. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000.

The above resulted in operating income of $21,019,000, compared to operating income of $54,348,000 in the prior year period.

Nonoperating Income and Expense

Financial expense decreased $6,039,000 due to lower levels of debt and lower interest rates. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $28,625,000 in the 39 weeks ended June 29, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

Overall Results

Recording of the change in the liability for the 2010 Redemption resulted in a decrease in net income available to common stockholders for the 13 weeks ended June 29, 2008, of $655,000 and a decrease in earnings per common share for the 13 weeks ended June 29, 2008, of $0.01. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.08 to $0.10 per year through April 2010. There is no impact on net income based on application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, the Company recorded earnings per diluted common share of $0.06 compared to earnings of $0.49 per diluted share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.28 for the 13 weeks ended June 29, 2008 and $0.49 for the three months ended June 30, 2007.

	13 Weeks Ended June 29, 2008		Three Months Ended June 30, 2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income (loss) available to common stockholders, as reported	$ 2,832	$0.06	$22,491	$0.49
Adjustments:
Impairment of goodwill and other assets	10,360		-
Reduction of investment in TNI	3,000		-
Workforce adjustments and transition costs	707		-
	14,067		-
Income tax benefit of adjustments, net and impact on minority interest	(4,980)		-
	9,087	0.20	-	-
Net income available to common stockholders, as adjusted	11,919	0.27	22,491	0.49
Change in redeemable minority interest	655	0.01	-	-
Net income, as adjusted	$12,574	$0.28	$22,491	$0.49

39 WEEKS ENDED JUNE 29, 2008

Results, as reported in the Consolidated Financial Statements, are summarized below:

	39 Weeks Ended June 29,	Nine Months Ended June 30,	Percent Change
(Thousands, Except Per Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$333,360	$343,961	(3.1)%	(3.0)%
Classified:
Daily newspapers:
Employment	46,166	60,494	(23.7)	(23.7)
Automotive	34,421	41,087	(16.2)	(16.2)
Real estate	33,082	43,479	(23.9)	(23.9)
All other	31,700	28,645	10.7	10.7
Other publications	32,665	35,178	(7.1)	(7.3)
Total classified	178,034	208,883	(14.8)	(14.8)
Online	41,624	39,546	5.3	5.3
National	34,190	42,830	(20.2)	(20.2)
Niche publications	11,997	12,019	(0.2)	(0.2)
Total advertising revenue	599,205	647,239	(7.4)	(7.4)
Circulation	147,236	151,646	(2.9)	(2.9)
Commercial printing	12,413	12,386	0.2	0.2
Online services and other	25,121	26,685	(5.9)	(5.9)
Total operating revenue	783,975	837,956	(6.4)	(6.4)
Compensation	317,753	328,289	(3.2)	(2.5)
Newsprint and ink	76,311	84,932	(10.2)	(12.5)
Other operating expenses	218,587	217,332	0.6	-
Curtailment gains	-	(3,731)	NM	NM
Workforce adjustments	954	-	NM	NM
Total operating expenses, excluding depreciation, amortization, and impairment charges	613,605	626,822	(2.1)	(2.5)
Operating cash flow	170,370	211,134	(19.3)	(16.9)
Depreciation and amortization	(68,682)	(69,564)	(1.3)	(1.4)
Impairment of goodwill and other assets	(851,365)	-	NM
Equity in earnings of associated companies	8,658	16,327	(47.0)
Reduction of investment in TNI	(93,384)	-	NM
Operating income (loss)	(834,403)	157,897	NM
Non-operating expense, net	51,329	62,505	(17.9)
Income (loss) from continuing operations before income taxes	(885,732)	95,392	NM
Income tax expense (benefit)	(206,215)	33,707	NM
Minority interest	709	1,175	(39.7)
Income (loss) from continuing operations	(680,226)	60,510	NM
Discontinued operations, net	285	523	(45.5)
Net income (loss)	(679,941)	61,033	NM
Increase in redeemable minority interest	8,138	-	NM
Net income (loss) available to common stockholders	$(688,079)	$ 61,033	NM
Earnings per common share:
Basic	$(15.30)	$1.34	NM
Diluted	(15.30)	1.33	NM

Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 63% of revenue in the 39 weeks ended June 29, 2008, used calendar accounting in 2007, with a September 30 fiscal year end. The former Pulitzer operations used period accounting in 2007. The table below summarizes business days in both years:

	Enterprises Owned Prior to Pulitzer Acquisition		Former Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007

Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

Substantially all categories of revenue in the prior year period were favorably impacted by the appearance of the St. Louis Cardinals in the World Series. In addition, TNI recorded an extra seven days of publishing activity in the prior year period. The Company estimates these factors increased revenue in the prior year period by approximately $3,000,000, operating cash flow by approximately $1,200,000, operating income by approximately $1,700,000, and diluted earnings per common share by approximately $0.02.

For the 39 weeks ended June 29, 2008, total same property operating revenue decreased $53,865,000, or 6.4%.

Advertising Revenue

Same property advertising revenue decreased $47,921,000, or 7.4%, for the 39 weeks ended June 29, 2008.

On a combined basis, print and online retail advertising revenue decreased 2.1% and classified advertising revenue decreased 13.1% during the 39 weeks ended June 29, 2008.

Same property print retail revenue decreased $10,433,000, or 3.0%. Same property average retail rate, excluding preprint insertions, decreased 1.2%. Same property daily newspaper retail preprint insertion revenue decreased 1.0%.

Same property print classified advertising revenue decreased $30,902,000, or 14.8%, for the 39 weeks ended June 29, 2008. Higher margin employment advertising in the Company’s daily newspapers decreased 23.7% on a same property basis, and same property real estate classified revenue decreased 23.9%, in a soft housing market nationally which also negatively impacted retail revenue. Same property automotive classified advertising revenue decreased 16.2% amid a continuing industry-wide decline. Same property average classified rates decreased 8.5%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

(Thousands of Inches)	39 Weeks Ended June 29, 2008	Nine Months Ended June 30, 2007	Percent Change

Retail	9,671	9,975	(3.0)%
National	484	528	(8.3)
Classified	10,686	11,614	(8.0)
	20,841	22,117	(5.8)%

Online advertising increased $2,076,000, or 5.3%, on a same property basis, due to rate increases and expanded cross-selling with the Company’s print publications. In addition, the Company began selling online employment advertising on Yahoo! Hot Jobs during the three months ended March 31, 2007. Advertising in niche publications decreased 0.2% on a same property basis.

National advertising revenue decreased $8,640,000, or 20.2%, for the 39 weeks ended June 29, 2008. The decrease was driven primarily by reductions in telecommunications and pharmaceutical advertising.

Circulation and Other Revenue

Same property circulation revenue decreased $4,407,000, or 2.9%, in the current year period. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 3.4% and Sunday circulation decreased 0.7% for the 39 weeks ended June 29, 2008, compared to the prior year. In spite of declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through rapid online audience growth, as well as through additional specialty and niche publications. Increases in single copy prices in many of the Company’s markets contributed to the decline in daily units sold.

Same property commercial printing revenue increased $27,000, or 0.2%. Same property online services and other revenue decreased $1,564,000, or 5.9%.

Operating Expenses and Results of Operations

Same property compensation expense decreased $8,067,000, or 2.5%, in the current year period. Same property full-time equivalent employees decreased 3.3%.

Same property newsprint and ink costs decreased $10,661,000, or 12.5%, in the current year period due to lower newsprint prices and a decrease in usage. Same property newsprint volume decreased 8.9% due to migration to lighter weight paper and narrower page widths. Unit costs for newsprint began to rise in November 2007 and may continue to rise in 2008. See Item 3, “Commodities”, included herein.

Same property other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint and ink, depreciation, amortization, or unusual items decreased $91,000 in the current year period.

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

Operating cash flow declined 19.3% to $170,370,000 in the current year period from $211,134,000 in the prior year. Operating cash flow margin decreased to 21.7% from 25.2% in the prior year period. Same property operating cash flow margin decreased to 24.1%, from 27.1% in the prior year period.

Depreciation and amortization expense decreased $931,000, or 1.4%, on a same property basis.

In 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill and other intangible assets exceeded their respective fair values. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $723,901,000. The Company also recorded preliminary, pretax, non-cash charges of $6,124,000 and $116,321,000 and $5,019,000 to reduce the carrying value of nonamortized assets, amortizable intangible assets and property and equipment, respectively. $93,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Charges recorded as of June 29, 2008 are expected to result in a decrease in remaining 2008 amortization expense of approximately $1,793,000. Such charges would not impact the Company’s cash flows.

Equity in earnings of associated companies decreased to $8,658,000 in the current year period, compared to $16,327,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change will result in severance and other transition costs of approximately $2,000,000 to $2,500,000. Of that amount, $1,883,000 was recognized in the 39 weeks ended June 29, 2008. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000. The Company’s 50% share of TNI’s curtailment gain increased prior year results by $1,037,000.

The above resulted in an operating loss of $834,403,000 compared to operating income of $157,897,000 in the prior year period.

Nonoperating Income and Expense

Financial expense decreased $12,344,000 due to lower levels of debt and lower interest rates. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $28,625,000 in the 39 weeks ended June 29, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

Overall Results

Recording of the liability for the 2010 Redemption resulted in an increase of net loss available to common stockholders for the 39 weeks ended June 29, 2008, of $8,138,000 and an increase in loss per common share for the 39 weeks ended June 29, 2008, of $0.18. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.08 to $0.10 per year through April 2010. There is no impact on net income based on application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, the Company recorded a loss per diluted common share of $15.30 compared to earnings of $1.33 per share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.85 for the 39 weeks ended June 29, 2008 and $1.27 for the nine months ended June 30, 2007.

	39 Weeks Ended June 29, 2008		Nine Months Ended June 30, 2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income (loss) available to common stockholders, as reported	$(688,079)	$(15.30)	$61,033	$1.33
Adjustments:
Impairment of goodwill and other intangible assets	851,365		-
Reduction of investment in TNI	93,384		-
Workforce adjustments and transition costs	1,643		-
Curtailment gains	-		(3,731)
Curtailment gain, TNI	-		(1,037)
	946,392		(4,768)
Income tax expense (benefit) of adjustments, net and impact on minority interest	(228,011)		1,799
	718,381	15.97	(2,969)	(0.06)
Net income (loss) available to common stockholders, as adjusted	30,302	0.67	58,064	1.27
Change in redeemable minority interest	8,138	0.18	-	-
Net income, as adjusted	$ 38,440	$ 0.85	$58,064	$1.27

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of continuing operations was $85,981,000 for the 39 weeks ended June 29, 2008, and $123,021,000 for the prior year period. Decreased income from continuing operations and changes in working capital account for a portion of the change between years. In addition the planned liquidation of an unfunded retirement plan reduced cash provided in the current year period by $17,926,000.

Cash required for investing activities totaled $26,132,000 for the 39 weeks ended June 29, 2008, and $24,155,000 for the prior year period. Capital expenditures account for the majority of the net usage of funds in both the current year and prior year periods.

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

In January 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. Through June 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

Cash required for financing activities of continuing operations totaled $70,808,000 for the 39 weeks ended June 29, 2008, and required $121,382,000 in the prior year period. Debt repayments, stock purchases and dividends accounted for the primary usage of funds in the current year period. Debt repayments and dividends accounted for the primary usage of funds in the prior year period.

The Company anticipates that funds necessary for future capital expenditures and other requirements will be available from internally generated funds, its Credit Agreement or, if necessary, by accessing the capital markets. The Company’s business generates substantial cash flows with which to facilitate debt repayment. In addition, at June 29, 2008 the Company has approximately $238,000,000 of availability under its revolving credit facility with which to effect payment of required maturities of debt. The Company expects that the Pulitzer Notes will be refinanced in 2009 with a new debt facility of a comparable amount, or the maturity date extended, at market interest rates in effect at the time. The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015.

Cash provided by discontinued operations totaled $15,170,000 in the 39 weeks ended June 29, 2008 and $23,099,000 in the nine months ended June 30, 2007. Cash generated from the sales of discontinued operations was the primary source of funds in the current and prior year periods.

Cash and cash equivalents increased $4,211,000 for the 39 weeks ended June 29, 2008, and increased $583,000 for the nine months ended June 30, 2007.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,110,000, based on $711,000,000 of floating rate debt outstanding at June 29, 2008, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below and debt of MNI. Such interest rates may also decrease. LIBOR has decreased substantially from its 2007 levels. The Company expects that this occurrence, combined with reductions in debt of $129,375,000 in 2007 and $28,625,000 in the 39 weeks ended June 29, 2008, will result in significantly reduced financial expense for the remainder of 2008, compared to the prior year.

In 2005, the Company executed interest rate swaps in the notional amount of $350,000,000 with a forward starting date of November 30, 2005. The interest rate swaps have terms of two to five years, carry interest rates from 4.2% to 4.4%

(plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. In 2008, interest rate swaps with a notional amount of $150,000,000 expired. Certain of the Company’s interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

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

At June 29, 2008, after consideration of the interest rate swaps described above, approximately 63% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs. Since November 2007, North American newsprint manufacturers have implemented seven price increases totaling $145 per metric ton on newsprint. In May 2008, newsprint manufacturers announced an additional price increase of $60 per metric ton on newsprint. The increase is scheduled to be implemented in equal amounts over three months commencing with deliveries in July 2008. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton newsprint price increase would result in an annualized reduction in income before income taxes of approximately $1,639,000 based on anticipated consumption in 2008, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also decrease.

North American newsprint suppliers have recently taken significant steps to curtail newsprint production capacity in an effort to balance supply capacity with current declining demand trends. Curtailment activities include permanent, indefinite, and temporary shutdown of newsprint production facilities. Additional newsprint production restraint is anticipated to keep supply conditions in balance with declining North American demand and may impact pricing trends.

SENSITIVITY TO CHANGES IN VALUE

The estimate that follows is intended to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The calculation is not intended to represent the actual loss in fair value that the Company expects to incur. The estimate does not consider favorable changes in market rates. The position included in the calculation is fixed rate debt, the principal amount of which totals $306,000,000 at June 29, 2008.

The estimated maximum potential one year loss in fair value from a 100 basis point movement in interest rates on market risk sensitive investment instruments outstanding at June 29, 2008 is approximately $2,500,000. There is no impact on reported results or financial condition from such changes in interest rates.

Changes in the fair value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of June 29, 2008, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended June 29, 2008.

PART II OTHER INFORMATION

Item 2(c).	Issuer Purchases of Equity Securities

During the 13 weeks ended June 29, 2008, the Company did not purchase any shares of Common Stock.

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: August 8, 2008
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)