Form 10-K
period 2008-09-28
LEE ENTERPRISES, INC
filed 2008-12-31
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2008

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

Large accelerated filer  [    ]        Accelerated filer  [X]        Non-accelerated filer  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on March 30, 2008: approximately $445,331,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2008. Common Stock, $2 par value, 39,142,452 shares and Class B Common Stock, $2 par value, 5,931,150 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2009 are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on the Company’s (as defined below) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated.

Among such risks, trends and other uncertainties, which in some instances are beyond its control, are the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in advertising demand, newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in maintaining employee and customer relationships, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

PART I

The Company experienced significant net losses in 2008, due to impairment of goodwill and other assets, and its financial position and liquidity have deteriorated. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein, for additional information.

References to 2008, 2007, 2006 and the like mean the fiscal years ended in September.

ITEM 1.  BUSINESS

Lee Enterprises, Incorporated (Company), is a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states.

The Company is consistently focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Deliver strong local news and information;
•	Maximize its local online strength;
•	Continue expanding its print and online audiences;
•	Nurture employee development and achievement; and
•	Exercise careful cost control.

Certain aspects of these priorities are discussed below.

The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange (NYSE) in 1978. Before 2001, the Company also operated a number of network-affiliated and satellite television stations. The Company has acquired and divested a number of businesses since 2001. The most significant of these transactions is discussed below.

PULITZER ACQUISITION

In 2005, the Company acquired Pulitzer Inc. (Pulitzer). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI Partners, as described more fully below. The acquisition of Pulitzer increased the Company’s paid circulation by more than 50% to more than 1.6 million daily and 1.9 million Sunday, and revenue by more than 60% at that time.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (PD LLC), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater

St. Louis metropolitan area, and a variety of specialty publications, and operates its related websites. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of 30 weekly newspapers and nine niche publications that focus on separate communities within the metropolitan area. In 2008, the Suburban Journals had average unduplicated circulation of approximately 0.6 million, resulting in the delivery of approximately 1.0 million copies per week.

Pulitzer holds a 95% interest in the results of operations of PD LLC, and The Herald Publishing Company, LLC (Herald) holds a 5% interest.

Pulitzer’s wholly-owned subsidiary, Pulitzer Newspapers, Inc. (PNI), and its subsidiaries currently publish ten daily newspapers and operate the related websites as well as publish more than 75 weekly newspapers, shoppers and niche publications that serve markets in the Midwest, Southwest and West. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers. In 2008, the Company sold the assets of The Daily Chronicle in DeKalb, Illinois.

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

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 17% of the nonvoting common stock of The Capital Times Company (TCT). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, as well as their related online operations. MNI conducts business under the trade name Capital Newspapers. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. The Wisconsin State Journal is classified as one of the Lee group of newspapers in the newspaper business and in the rating services. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. In 2006, MNI sold the assets of its Shawano, Wisconsin, daily newspaper. In 2008, one of MNI’s daily newspapers in Madison, The Capital Times, decreased print publication from six days per week to one day.

ADVERTISING

More than 76% of the Company’s 2008 revenue was derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings. The Company’s advertising results consistently outperform national averages, as compiled by the Newspaper Association of America (NAA).

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

The Company’s newspapers and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, network and cable television, other advertising media such as billboards, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of the Company’s daily and Sunday newspapers compete with other local daily or weekly newspapers. The Company estimates that it captures a substantial share of the total advertising dollars spent in all of its markets.

The number of competitors in any given market varies, and cannot be estimated with any degree of certainty. However, all of the forms of competition noted above exist to some degree in the Company’s markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1.

The following broadly define major categories of advertising revenue, in descending order of importance:

Retail advertising is revenue earned from sales of display advertising space in the publication, or for preprinted advertising inserted in the publication, to local accounts or regional and national businesses with local retail operations.

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

Online advertising consists of display, banner, rich media, directories, classified or other advertising on websites associated and integrated with the Company’s print publications and on third party affiliated websites, such as Yahoo! Inc. (Yahoo!).

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

The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. The Company’s enterprises are generally located in midsize and smaller markets. Generally these markets have been more stable than major metropolitan markets during the current downturn in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities include websites supporting each of its daily newspapers and certain of its other publications. Internet activities of the newspapers, except for TNI and MNI, are reported and managed as a part of the Company’s publishing operations.

In 2007, the Company, in conjunction with several other major publishing organizations, announced a strategic alliance with Yahoo!, in which the publishing consortium offers its classified employment advertising customer base the opportunity to also post job listings on Yahoo!’s HotJobs national platform. In addition, the consortium and Yahoo! have worked together to provide new search, content and local applications across the newspapers’ online sites, further enhancing the value of these sites as a destination for online users. The Yahoo! consortium currently includes more than 30 companies and approximately 800 daily newspapers across the United States.

The Company also owns 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides online infrastructure and online publishing services for more than 1,500 daily and weekly newspapers and shoppers, including those of the Company.

Until 2008, online businesses of the Company experienced rapid growth. Online advertising represented 7.0% of total advertising revenue in 2008, compared to 6.5% in 2007. Online page views increased 26% between September 2007 and September 2008.

AUDIENCES

Based on independent research, the Company estimates that, in an average week, its newspapers and online sites reach approximately 71% of adults in its larger markets, up significantly from 65.7% a year ago. In the St. Louis market, Scarborough Research estimates the St. Louis Post Dispatch and STLToday.com reach 63% of adults, ranking second for combined reach in the 25 most populated U.S. markets. The Company’s extensive array of suburban newspapers and other publications further increases reach in St. Louis. Readership by young adults is also significant in the Company’s larger markets, and is also growing, as summarized in the table below. The Company is reaching an increasingly larger share of the market through modest growth in newspaper readership and rapid online audience growth, as illustrated in the table below, as well as through additional specialty and niche publications.

PRINT PLUS ONLINE REACH – PAST SEVEN DAYS

	All Adults		Age 18-29
	2008	2007	2008	2007

Print only	48.5%	47.8%	37.5%	34.7%
Print and online	16.4	13.4	17.6	12.9
Online only	6.1	4.5	9.4	5.9
Total reach	71.0%	65.7%	64.5%	53.5%

Source:	Lee Enterprises Audience Report, Wilkerson & Associates. January – June 2008 and 2007.
Markets:	St. Louis, MO, Madison, WI, Oceanside/Escondido, CA, Northwest Indiana,
Lincoln, NE, Davenport, IA, Billings, MT, Bloomington, IL, Sioux City, IA, Waterloo, IA

After advertising, print circulation is the Company’s largest source of revenue. According to Editor and Publisher International Yearbook data, nationwide daily newspaper circulation unit sales have decreased 20% cumulatively through 2007 since their peak in 1984 and Sunday circulation unit sales have decreased 18% since their peak in 1990. The number of daily newspapers declined 16% from 1984 to 2007. For the six months ended September 2008, the Company’s daily circulation, which includes TNI and MNI, as measured by the Audit Bureau of Circulations (ABC) declined 3.7%, and Sunday circulation declined 1.5%, outperforming the industry as a whole, which experienced 4.5% declines both daily and Sunday. Since September 2001, the Company’s daily and Sunday circulation have declined cumulatively by 8.1% and 5.1%, respectively. These changes represent average annual declines of 1.2% and 0.7%, respectively. Such results are, in substantially all reporting periods, better than industry averages.

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

The Company’s enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or bank account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with senior management of the Company. Competition for print circulation is generally based on the content, journalistic quality and price of the publication.

Audience competition exists in all markets, even from unpaid products, but is most significant in markets with competing local daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population is sufficient to support more than one daily newspaper.

The Company’s circulation sales channels continue to evolve through an emphasis on targeted direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary online sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	240,796		423,588
Capital Newspapers (2)
Wisconsin State Journal	madison.com	Madison, WI	99,197		137,609
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	9,759		-
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,839		-
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	4,251		-
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	94,055		147,558
North County Times	nctimes.com	Oceanside and Escondido, CA	85,970		85,156
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	83,516		91,763
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	77,120		82,719
Columbus Telegram	columbustelegram.com	Columbus, NE	8,694		9,549
Fremont Tribune	fremonttribune.com	Fremont, NE	7,940		-
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	7,126		-
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	50,820		67,929
Muscatine Journal	muscatinejournal.com	Muscatine, IA	6,831		-
The Pantagraph	pantagraph.com	Bloomington, IL	45,287		48,241
Billings Gazette	billingsgazette.com	Billings, MT	43,860		50,326
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	39,819		50,432
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	39,517		40,978
Central Illinois Newspaper Group
Herald & Review	herald-review.com	Decatur, IL	31,457		47,341
Journal Gazette	jg-tc.com	Mattoon, IL	9,477		-
Times-Courier	jg-tc.com	Charleston, IL	6,026		-
The Post-Star	poststar.com	Glens Falls, NY	31,418		34,174
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	31,114		40,707
Winona Daily News	winonadailynews.com	Winona, MN	11,009		12,207
The Daily Herald	heraldextra.com	Provo, UT	30,489		38,987
Missoula Group
Missoulian	missoulian.com	Missoula, MT	28,313		32,274
Ravalli Republic	ravallinews.com	Hamilton, MT	5,188	(4)	-
The Journal Times	journaltimes.com	Racine, WI	28,039		29,947
Casper Star-Tribune	trib.com	Casper, WY	27,989		30,088
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	27,827		32,638
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	26,861		30,730
The Southern Illinoisan	thesouthern.com	Carbondale, IL	26,256		36,743
The Daily News	tdn.com	Longview, WA	20,634		21,733
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	19,110		22,824
Elko Daily Free Press	elkodaily.com	Elko, NV	5,803	(4)	-
Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	18,823		17,555
The Lompoc Record	lompocrecord.com	Lompoc, CA	5,331		5,248

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily	Sunday

Globe Gazette	globegazette.com	Mason City, IA	17,435	22,049
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	16,638	17,586
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	11,559	11,788
Napa Valley Register	napavalleyregister.com	Napa, CA	15,236	15,452
The Times and Democrat	thetandd.com	Orangeburg, SC	14,905	15,661
The Montana Standard	mtstandard.com	Butte, MT	14,367	14,625
Independent Record	helenair.com	Helena, MT	14,252	15,210
The Sentinel	cumberlink.com	Carlisle, PA	13,872	15,334
The Sentinel	hanfordsentinel.com	Hanford, CA	11,799	10,499
The World	theworldlink.com	Coos Bay, OR	11,502	-
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	11,292	12,047
The Citizen	auburnpub.com	Auburn, NY	10,594	12,618
The Garden Island	kauaiworld.com	Lihue, HI	10,075	9,474
The Ledger Independent	maysville-online.com	Maysville, KY	8,422	-
Daily Journal	dailyjournalonline.com	Park Hills, MO	8,023	8,294
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	6,310	6,466
			1,536,842	1,856,147

(1)	Source: ABC: Six months ended September 2008, unless otherwise noted.
(2)	Owned by MNI.
(3)	Owned by Star Publishing but published through TNI.
(4)	Source: Company statistics.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

Selma Enterprises	Selma, CA
William Street Press	Decatur, IL
Hawkeye Printing and Trico Communications	Davenport, IA
Platen Press	Butte, MT
Farcountry Press	Helena, MT
Journal Star Commercial Printing	Lincoln, NE
Plaindealer Publishing	Tekamah, NE
Triangle Press	Chippewa Falls, WI
Wingra Printing (1)	Madison, WI

(1)	Owned by MNI, which is 50% owned by the Company.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs and considers its relationships with newsprint producers to be good. Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. Between September 2007 and September 2008, the FOEX 30-pound newsprint price index increased 31%. Price fluctuations can have a significant effect on the results of operations. The Company has not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see “Quantitative And Qualitative Disclosures About Market Risk” under Item 7A, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2008:

Name	Age	Service with the Company	Named to Current Position	Current Position

Mary E. Junck	61	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	50	August 1987	February 2006	Vice President – News

Paul M. Farrell	52	May 2007	May 2007	Vice President – Sales & Marketing

Suzanna M. Frank	38	December 2003	March 2008	Vice President – Audience

Karen J. Guest	55	July 2006	July 2006	Vice President – Law and Chief Legal Officer

Michael R. Gulledge	48	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	63	September 1969	September 2005	Vice President – Corporate Communications

Brian E. Kardell	45	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	60	August 1994	January 1997	Vice President – Human Resources

Kevin D. Mowbray	46	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	54	February 1989	November 1997	Vice President – Interactive Media

Carl G. Schmidt	52	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	56	April 1976	November 1999	Vice President – Publishing

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

Suzanna M. Frank was appointed Vice President – Audience in March 2008. From December 2003 to March 2008 she served as Director of Research and Marketing. From October 2001 to December 2003 she served as Market Research Manager for the San Diego Union-Tribune.

Karen J. Guest was appointed Vice President – Law and Chief Legal Officer in July 2006. From April 2003 until July 2006, she served as General Counsel to PAJ, Inc. Prior to April 2003, she served as Vice-President/General Counsel for United Advertising Publications, Inc.

Michael R. Gulledge was elected a Vice President – Publishing in May 2005 and named Publisher of the Billings Gazette in 2000. From 2002 to May 2005 he served as a Group Publisher.

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

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in 2001.

Greg R. Veon was elected a Vice President – Publishing in 1999.

EMPLOYEES

At September 28, 2008, the Company had approximately 8,200 employees, including approximately 2,000 part-time employees, exclusive of MNI and TNI. Full-time equivalent employees at September 28, 2008, totaled approximately 7,500. The Company considers its relationships with its employees to be good.

Bargaining unit employees represent approximately 740, or 71%, of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with substantially all bargaining unit employees with expiration dates through January 2011. New contracts were reached with various units in the last several years: the Graphic Communications International Union (GCIU) Local No 6-505 M (1 employee) was signed in May 2007 and expires in 2010; the International Association of Machinists & Aerospace Workers, District No. 9 (12 machinists), was signed in March 2008 and expires in 2011; and the International Association of Machinists & Aerospace Workers, District No. 9 (11 electricians), was signed in October 2008 and expires in 2011. Additionally, the union representing the paperhandlers, GCIU Local 38N, disclaimed interest in the unit (30 part time employees). Two contracts expire in 2009: the St. Louis Newspaper Guild, Local 36047, representing 355 employees and the St. Louis Typographical Union No. 8/CWA 14616, representing 11 employees. All St. Louis Post-Dispatch labor contracts contain no-strike clauses.

Approximately 95 employees in six additional locations are represented by collective bargaining units. Contracts at four of these locations have expired and negotiations are ongoing.

In December 2008, employees of selected departments of The Pantagraph, in an election conducted by the National Labor Relations Board, overwhelming rejected an organization attempt by the St. Louis Newspaper Guild.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

The Company has a long, substantial history of progressive corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, eight of ten members of the Board of Directors are independent, as are all members of the Board’s Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates.

At www.lee.net, one may access a wide variety of information, including news releases, Securities and Exchange Commission filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and online links. The Company makes available via its website all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earnings of the Company, or cause material changes in the Company’s business, whether present or intended.

ITEM 1A. RISK FACTORS

Risk exists that the Company’s past results may not be indicative of future results. A discussion of certain of the most significant of these risks follows. See also, “Forward-Looking Statements”, included herein. In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

DEBT AND LIQUIDITY

The Company has a substantial amount of debt, as more fully discussed (and capitalized terms used below defined) under Item 7, “Liquidity and Capital Resources” and Note 7 of the Notes to Consolidated Financial Statements, included herein. In 2009, the Company amended the terms of its Credit Agreement, which, among other changes, increases the Company’s future borrowing costs in relation to LIBOR, and reduces the amount available under the Company’s revolving credit facility. In December 2008, certain covenant violations related to the Credit Agreement and Pulitzer Notes were waived until March 30, 2009 and January 16, 2009, respectively.

The Company’s ability to operate as a going concern is dependent on its ability to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed.

The Company’s indebtedness could adversely affect its financial health in any or all of the following ways:

•

Substantially all of the cash flows of the Company are required to be applied to payment of debt interest and principal, reducing funds available for investment, capital expenditures and other purposes;

•

The Company reported significant net losses in 2008, due to impairment of goodwill and other assets resulting from the continuing and increasing difference between its stock price and the per share carrying value of its net assets. Reduced expectations of future cash flows were also an important factor in the determination of such impairment charges;

•	The Company’s flexibility to react to changes in economic and industry conditions may be more limited;
•	Increasing leverage could make the Company more vulnerable in the event of additional deterioration of general economic conditions or other adverse events; and
•	There could be a material impact on the Company’s business if it is unable to meet the conditions of its debt agreements or obtain replacement financing.

The Company generated cash flows in 2008 sufficient to reduce net debt by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company does not have sufficient cash flows to meet both its requirements for 2009 operations and repayment of the Pulitzer Notes.

2009 principal payments required under the Credit Agreement totaling $142,500,000 are expected to exceed the Company’s cash flows available for such payments. As a result, the Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the 2009 principal payments required. At September 28, 2008, the Company had $207,000,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments, letters of credit and other commitments, has approximately $162,000,000 available for future use.

Principal payments under the Credit Agreement totaling $166,250,000 are due in 2010. The Company expects to utilize the remainder of its capacity under its revolving credit facility to fund a portion of the 2010 principal payments required.

The Pulitzer Notes mature in April 2009. The Company is actively engaged in discussions with the Noteholders, and to the extent their approval may also be required, the Lenders under the Credit Agreement, to extend or refinance the Pulitzer Notes. The Company has also initiated discussions with the Lenders related to changes to the Credit Agreement to maintain sufficient long-term liquidity. However, the timing and ultimate outcome of such discussions cannot be determined at this time due, in part, to the abnormal condition of the domestic credit markets and the overall recessionary operating environment in which the Company, Pulitzer, and other publishing companies are currently operating. Continuing instability or further disruptions of these markets could prohibit or make it more difficult for the Company to access new capital, increase the cost of capital or limit its ability to refinance existing indebtedness.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, including expiration of existing waivers, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which would impair the ability of the Company to operate its business as a going concern.

See Item 7, “Liquidity and Capital Resources” included herein, for additional information on the risks associated with the Company’s financing arrangements.

Approximately one half of the Company’s debt is subject to changes in market interest rates. See Item 7A, “Interest Rates” included herein, for additional information on the risks associated with floating rate debt.

ECONOMIC CONDITIONS

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2008 revenue, operating results and cash flows were significantly impacted by the recession. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

OPERATING REVENUE

A significant portion of the Company’s revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both nationally and locally.

Operating revenue in most categories decreased in 2008 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as online revenue, which, until 2008, has been rising significantly over the last several years. There can also be no assurance such online growth will resume. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. To the extent that advertisers shift advertising expenditures to other media outlets, including the Internet, the profitability of the Company’s business may continue to be impacted.

The rates the Company charges for advertising are, in part, related to the size of the audience of its publications and websites. There is significant competition for readers and viewers from other media. The Company’s business may be adversely affected to the extent individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media, to the exclusion of the Company’s outlets for such information.

Retail Advertising

Major retail store chains have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. The Company’s retail revenue is also being impacted by the current recession. For example, a decline in the housing market negatively impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by the current economic environment. In 2008, as the recession accelerated, employment classified advertising, including both print and online, declined as unemployment increased.

In 2008 and 2007, real estate classified advertising also suffered declines due primarily to cyclical issues, such as declining sale prices and an increase in unsold homes, affecting the residential real estate market nationally.

Automotive classified advertising revenue declined in 2008, 2007 and 2006, due to industry-wide issues affecting certain domestic auto manufacturers and the overall decline in economic conditions leading to the current recession.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

Circulation

Though the Company’s audience is growing, and its circulation unit results have outperformed the industry, circulation unit sales have nonetheless been declining fractionally for several years. The possibility exists that future circulation price increases may be delayed or reduced as a result of future declines in circulation unit sales, and that price decreases may be necessary to retain or grow circulation unit volume. The Company is reaching increasingly larger audiences through modest growth in newspaper readership and rapid online audience growth, as well as through additional specialty and niche publications. Nonetheless, declines in circulation unit sales could also adversely impact advertising revenue.

See Item 1, “Audiences”, included herein, for additional information on the risks associated with circulation revenue.

OPERATING EXPENSES

The Company reduced operating expenses, excluding depreciation, amortization and unusual costs (and cost reductions), by 3.2% in 2008 and expects to reduce such operating expenses by an additional 7-8% in 2009. Such expense reductions are not expected to significantly impact the Company’s ability to deliver advertising and content to its customers.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has significant amounts of goodwill and identified intangible assets. In 2008, the Company recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions continue to decline, and continue to have a negative impact on the Company’s stock price, the Company may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

EQUITY CAPITAL

As of December 24, 2008, the Company’s Common Stock traded at an average 30-day closing market price of less than $1 per share. The Company’s equity market capitalization may also fall under the $25,000,000 minimum requirement of the NYSE at some future date. Under the NYSE listing standards, if the Company’s Common Stock fails to maintain an adequate per share price and total market capitalization, the Company’s Common Stock could be removed from the NYSE and traded in the over the counter market. In a letter dated December 30, 2008 the NYSE notified the Company that it does not meet the NYSE continued listing standard due to its failure to maintain an adequate share price. The Company may be given a six month period of time to cure issues relating to its ability to meet NYSE listing standards. All of these factors, along with otherwise volatile equity market conditions, could limit the Company’s ability to raise new equity capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis as described below, and leased land for the Helena, Montana and Lihue, Hawaii plants, are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations and adequately equipped. With the exception of St. Louis, none of the Company’s facilities is individually significant to its business.

Information related to St. Louis facilities at September 28, 2008 is as follows:

(Square Feet)	Owned	Leased

PD LLC	755,000	52,000
Suburban Journals	121,000	55,000

The Baraboo News Republic, Beatrice Daily Sun, Corvallis Gazette-Times, Daily Citizen, Journal Gazette, The Lompoc Record, Muscatine Journal, Ravalli Republic, The Courier, Times Courier and Winona Daily News, as well as many of the Company’s and MNI’s more than 300 other publications, are printed at other Company facilities, or outsourced, to enhance operating efficiency.

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

In 2008, the Company was served with a lawsuit by a group of California newspaper carriers claiming to be employees and not independent contractors of the Company. Since the suit is in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 28, 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

Common Stock of the Company is listed on the NYSE. Class B Common Stock is not traded on an exchange but is readily convertible to Common Stock. Class B Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale, or at the option of the holder, into Common Stock. The table below includes the high and low prices of Common Stock for each quarter during the past three years, the closing price at the end of each quarter and dividends per common share.

	Quarter
	1st	2nd	3rd	4th

STOCK PRICES

2008
High	$17.96	$14.91	$11.32	$5.00
Low	13.61	9.26	4.21	2.22
Closing	14.53	10.76	4.40	3.35

2007
High	$32.13	$35.65	$30.92	$21.48
Low	24.55	29.48	20.50	14.58
Closing	31.06	30.05	20.86	15.57

2006
High	$43.05	$37.43	$33.74	$27.61
Low	36.36	32.26	26.95	22.98
Closing	36.91	33.29	26.95	25.24

DIVIDENDS

2008	$0.19	$0.19	$0.19	$0.19
2007	0.18	0.18	0.18	0.18
2006	0.18	0.18	0.18	0.18

As of December 24, 2008, the Company’s Common Stock traded at an average 30-day closing market price of less than $1 per share. The Company’s equity market capitalization may also fall under the $25,000,000 minimum requirement of the NYSE at some future date. Under the NYSE listing standards, if the Company’s Common Stock fails to maintain an adequate per share price and total market capitalization, the Company’s Common Stock could be removed from the NYSE and traded in the over the counter market. In a letter dated December 30, 2008 the NYSE notified the Company that it does not meet the NYSE continued listing standard due to its failure to maintain an adequate share price. The Company may be given a six month period of time to cure issues relating to its ability to meet NYSE listing standards.

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 28, 2008, the Company had 7,177 holders of Common Stock, including participants in the Company’s employee stock purchase plans, and 1,294 holders of Class B Common Stock.

In 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. In 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

An amendment to the Company’s Credit Agreement consummated in October 2008 requires the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total shareholder return of the Company, the Standard & Poor’s (S&P) 500 Stock Index, and a Peer Group Index, in each case for the five years ended September 30, 2008 (with September 30, 2003 as the measurement point). Total shareholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

$100 invested on September 30, 2003 in stock of the Company, the Peer Group and in the S&P 500 Stock Index, including reinvestment of dividends.

	September 30
	2003	2004	2005	2006	2007	2008

Lee Enterprises, Incorporated	$100.00	$121.74	$113.42	$68.97	$43.81	$10.98
Peer Group Index	100.00	110.96	96.87	82.19	69.19	44.87
S&P 500 Stock Index	100.00	113.87	127.82	141.62	164.90	128.66

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of ten U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp.(successor to Belo Corp.), Gannett Co., Inc., Journal Communications, Inc., Journal Register Company, The McClatchy Company, Media General, Inc., The New York Times Company, The E.W. Scripps Company, Sun-Times Media Group, Inc., and The Washington Post Company. Dow Jones & Company, Inc. and The Tribune Company, which were previously included in the Peer Group Index, are no longer publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2008	2007	2006	2005	2004
				(1)
OPERATING RESULTS (2)

Operating revenue	$1,028,868	$1,120,194	$1,121,390	$816,614	$643,277
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	821,846	849,644	843,577	612,425	466,866
Depreciation and amortization	91,078	92,700	90,276	58,958	43,930
Impairment of goodwill and other assets (3)	1,070,808	-	4,837	-	-
Equity in earnings of associated companies	10,211	20,124	20,739	12,784	8,523
Reduction in investment in TNI (3)	104,478	-	-	-	-
Operating income (loss)	(1,049,131)	197,974	203,439	158,015	141,004
Financial income	5,857	7,613	6,054	2,824	1,066
Financial expense	(71,472)	(90,341)	(95,939)	(38,038)	(12,665)

Income (loss) from continuing operations	$(880,194)	$80,328	$70,778	$70,681	$82,973
Discontinued operations	285	671	54	6,197	3,098
Net income (loss)	$(879,909)	$80,999	$70,832	$76,878	$86,071
Income (loss) available to common stockholders	$(888,747)	$80,999	$70,832	$76,878	$86,071

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	$(19.84)	$1.76	$1.56	$1.57	$1.85
Discontinued operations	0.01	0.01	-	0.14	0.07
	$(19.83)	$1.77	$1.56	$1.70	$1.92

Diluted:
Continuing operations	$(19.84)	$1.75	$1.55	$1.56	$1.84
Discontinued operations	0.01	0.01	-	0.14	0.07
	$(19.83)	$1.77	$1.56	$1.70	$1.91

Weighted average common shares:
Basic	44,813	45,671	45,421	45,118	44,792
Diluted	44,813	45,804	45,546	45,348	45,092

Dividends per common share	$0.76	$0.72	$0.72	$0.72	$0.72

BALANCE SHEET INFORMATION (End of Year)

Total assets	$2,016,367	$3,260,963	$3,329,809	$3,445,200	$1,403,844
Debt, including current maturities (4)	1,332,375	1,395,625	1,525,000	1,688,000	213,600
Debt, net of cash and restricted cash and investments (4)	1,182,856	1,284,565	1,420,302	1,599,397	205,590
Stockholders’ equity	147,087	1,086,442	990,625	936,410	876,843

(1)	Includes four months of operations of Pulitzer, which was acquired in June 2005.
(2)	Results of DeKalb have been treated as a discontinued operation for all periods presented.

(3)	In 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment.
(4)	Principal amount, excluding fair value adjustments in 2008, 2007, 2006 and 2005. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for each of the three years ended, September 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, impairment of goodwill and other assets and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on results from operations before depreciation, amortization, impairment charges and earnings from equity investments.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands)	2008	Percent of Revenue	2007	Percent of Revenue	2006	Percent of Revenue

Operating cash flow	$207,022	20.1%	$270,550	24.2%	$277,813	24.8%
Less depreciation and amortization	91,078	8.9	92,700	8.3	90,276	8.1
Less impairment of goodwill and other assets	1,070,808	NM	-	-	4,837	0.4
Plus equity in earnings of associated companies	10,211	1.0	20,124	1.8	20,739	1.8
Less reduction in investment in TNI	104,478	NM	-	-	-	-
Operating income (loss)	$(1,049,131)	NM	$197,974	17.7%	$203,439	18.1%

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as income (loss) available to common stockholders and earnings (loss) per common share adjusted to exclude unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings (loss) per common share to income (loss) available to common stockholders and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of the Company’s intangible assets. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. Due primarily to the continuing, and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008.

As a result, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. The Company recorded $281,564,000 of income tax benefit related to these charges.

The Company reviews its amortizable intangible assets for impairment when indicators of impairment are present. The Company assesses recovery of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. The Company tested such assets for impairment, and concluded no adjustments to the useful lives of such assets were required.

Pension, Postretirement and Postemployment Benefit Plans

The Company evaluates its liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If the Company used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods. Increases in market interest rates, which may impact plan assumptions, generally result in lower service costs for current employees, higher interest expense and lower liabilities. Actual returns on plan assets that are lower than the plan assumptions will generally result in decreases in a plan’s funded status.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Recent changes in accounting for uncertain tax positions can result in significant variability in the Company’s effective income tax rate.

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

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. An increasing frequency of large claims or deterioration in overall claim experience could increase the volatility of expenses for such self-insured risks.

The Company’s reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158, Employer’s Accounting for Defined Benefit Pension Postretirement Plans, which amends Statements 87, 88, 106 and 132(R). The Company adopted the recognition and disclosure provisions of Statement 158 as of September 30, 2007.

Statement 158 will also require the Company to change its measurement date to the last day of the fiscal year from a date three months prior to the end of the fiscal year, beginning in 2009. The change in measurement date will require a one-time adjustment to accumulated deficit, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for the Company in 2009. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows. The FASB has deferred the effective date of this pronouncement until 2010 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.

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

CONTINUING OPERATIONS

2008 vs. 2007

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$434,069	$455,802	(4.8)%	(4.7)%
National	44,143	54,901	(19.6)	(19.6)
Classified:
Daily newspapers:
Employment	59,457	81,683	(27.2)	(27.2)
Automotive	45,388	55,308	(17.9)	(17.9)
Real estate	43,282	58,529	(26.1)	(26.1)
All other	43,006	39,284	9.5	9.5
Other publications	43,361	47,737	(9.2)	(9.6)
Total classified	234,494	282,541	(17.0)	(17.1)
Online	55,119	56,074	(1.7)	(1.7)
Niche publications	15,874	16,094	(1.4)	(1.4)
Total advertising revenue	783,699	865,412	(9.4)	(9.4)
Circulation	195,457	203,481	(3.9)	(3.9)
Commercial printing	15,993	16,541	(3.3)	(3.3)
Online services and other	33,719	34,760	(3.0)	(3.0)
Total operating revenue	1,028,868	1,120,194	(8.2)	(8.1)
Compensation	421,652	439,426	(4.0)	(3.8)
Newsprint and ink	103,926	111,842	(7.1)	(10.0)
Other operating expenses	292,840	294,145	(0.4)	(0.7)
Curtailment gains	-	(3,731)	NM	NM
Workforce adjustments and early retirement programs	3,428	7,962	NM	NM
	821,846	849,644	(3.3)	(3.8)
Operating cash flow	207,022	270,550	(23.5)	(20.3)
Depreciation and amortization	91,078	92,700	(1.7)
Impairment of goodwill and other assets	1,070,808	-	NM
Equity in earnings of associated companies	10,211	20,124	(49.3)
Reduction in investment in TNI	104,478	-	NM
Operating income (loss)	(1,049,131)	197,974	NM
Non-operating expense, net	64,730	82,749	(21.8)
Income (loss) from continuing operations before income taxes	(1,113,861)	115,225	NM
Income tax expense (benefit)	(234,202)	33,828	NM
Minority interest	535	1,069	(50.0)
Income (loss) from continuing operations	(880,194)	80,328	NM
Discontinued operations, net	285	671	NM
Net income (loss)	(879,909)	80,999	NM
Increase in redeemable minority interest	8,838	-	NM
Income (loss) available to common stockholders	$(888,747)	$80,999	NM

Earnings (loss) per common share:
Basic	$(19.83)	$1.77	NM
Diluted	(19.83)	1.77	NM

The Company’s 2008 fiscal year ended on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 63% of revenue in 2008, used calendar accounting prior to 2008, with a September 30 fiscal year end. Pulitzer used period accounting for 2007. The table below summarizes days of business activity in years presented:

	Enterprises Owned Prior to Pulitzer Acquisition		Pulitzer Enterprises		TNI
(Business Days)	2008	2007	2008	2007	2008	2007
Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

In total, acquisitions and divestitures accounted for $664,000 of operating revenue in 2008 and $817,000 of operating revenue in 2007.

Economic Conditions

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2008 revenue, operating results and cash flows were significantly impacted by the recession. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

Advertising Revenue

In 2008, advertising revenue decreased $81,713,000, or 9.4%, and same property advertising revenue decreased $81,566,000, or 9.4%. On a combined basis, same property print and online retail advertising decreased 3.5%. Same property print retail revenue decreased $21,381,000, or 4.7%, in 2008. A 5.0% decrease in daily newspaper retail advertising lineage contributed to the decrease. Same property average retail rates, excluding preprint insertions, decreased 0.8% in 2008. Retail preprint insertion revenue decreased 2.6%. Online retail advertising increased 19.0%.

The table below combines print and online advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands, Same Property)	2008	2007	Percent Change

Retail	$439,477	$455,308	(3.5)%

Classified:
Employment	$90,822	$116,859	(22.3)%
Automotive	62,918	72,901	(13.7)
Real estate	57,294	76,114	(24.7)
Other	72,175	72,435	(0.4)
Total classified revenue	$283,209	$338,309	(16.3)%

Same property print classified advertising revenue decreased $48,254,000, or 17.1%, in 2008. On a combined basis, print and online classified revenue decreased 16.3%. Higher rate print employment advertising at the daily newspapers decreased 27.2% for the year on a same property basis. Same property print automotive advertising decreased 17.9% amid an industry-wide decline. Same property print real estate advertising decreased 26.1% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 9.5% on a same property basis. Same property classified advertising rates decreased 9.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2008	2007	Percent Change

Retail	12,639	13,305	(5.0)%
National	612	677	(9.6)
Classified	14,317	15,833	(9.6)
	27,568	29,815	(7.5)%

Online advertising revenue decreased 1.7% on a same property basis, due to decreases in online classified sales, partially offset by a 19.0% increase in retail revenue. In addition, the Company began offering online employment advertising in Yahoo! Hot Jobs in 2007.

National advertising decreased $10,757,000, or 19.6%, on a same property basis due to a 9.6% decline in lineage and a 19.5% decrease in average national rate. Advertising in niche publications decreased 1.4% on a same property basis.

The Company’s year-over-year advertising results in 2008 and 2007 compare favorably to national statistics published by the NAA.

Circulation and Other Revenue

Circulation revenue decreased $8,024,000, or 3.9% in 2008, and same property circulation revenue decreased $8,018,000, or 3.9%. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 3.7% for the six months ended September 2008, compared to the same period in the prior year, and Sunday circulation declined 1.5%, significantly outperforming the industry as a whole, which experienced 4.5% declines both daily and Sunday. For the six months ended March 2008, total average daily circulation units including TNI and MNI, declined 2.9% and Sunday circulation decreased 0.8%, again outperforming the industry. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $548,000, or 3.3%, in 2008. Same property online services and other revenue decreased $1,043,000, or 3.0%, in 2008.

Operating Expenses

Costs other than depreciation, amortization and unusual costs (and cost reductions) decreased $26,995,000, or 3.2%, in 2008, and decreased $29,699,000, or 3.6%, on a same property basis. In total, acquisitions and divestitures accounted for $814,000 of operating expenses, excluding depreciation and amortization, in 2008 and $1,123,000 in 2007.

Compensation expense decreased $17,774,000, or 4.0%, in 2008 and same property compensation expense decreased 3.8% driven by a decline in same property full time equivalent employees of 4.3%.

Newsprint and ink costs decreased $7,916,000, or 7.1%, in 2008 due to decreased usage from lower advertising, reduced page sizes and some reduction of content, partially offset by higher unit prices. Costs decreased 10.0% on a same property basis and volume decreased 11.2% on a same property basis. See Item 7A, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs (or cost reductions) decreased $1,305,000, or 0.4%, in 2008 and decreased 0.7% on a same property basis.

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

In 2008, reductions in staffing resulted in workforce adjustment costs totaling $3,428,000. In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account based structure. The changes are expected to reduce annual net periodic postretirement medical cost by approximately $5,400,000, beginning in January 2009, and will reduce the benefit obligation by approximately $27,500,000, effective in January 2009.

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs (and cost reductions), to decline approximately 7-8% in 2009.

Results of Operations

As a result of the above, operating cash flow decreased 23.5% to $207,022,000 in 2008 from $270,550,000 in 2007, and decreased 20.3% on a same property basis. Operating cash flow margin decreased to 20.1% from 24.2% in the prior year reflecting a larger decrease in operating revenue than the decrease in operating expenses, as well as unusual costs (and cost reductions) in both years.

Depreciation expense increased $1,715,000, or 5.2%, and amortization expense decreased $3,337,000, or 5.6%, in 2008.

The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. Due primarily to the continuing, and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008.

As a result, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment.

Equity in earnings in associated companies decreased $9,913,000, or 49.3% in 2008. Operations of these businesses were similarly impacted by the recession. In April 2008, one of MNI’s daily newspapers, The

Capital Times, decreased print publication from six days per week to one day. The change resulted in severance and other transition costs of $2,578,000. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000, beginning in 2009. The Company’s 50% share of TNI’s curtailment gain increased 2007 results by $1,037,000.

The above resulted in an operating loss of $1,049,131,000, compared to operating income of $197,974,000 in the prior year.

Non-Operating Income and Expense

Financial expense decreased $18,869,000, or 20.9%, to $71,472,000 due to debt reduction of $63,250,000 funded primarily by cash generated from operations, as well as lower interest rates. LIBOR in 2008 decreased substantially from its 2007 levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. Under the amendments, the Company’s credit spreads will generally increase 200 basis points from the current pricing grid. The maximum rate will be increased to LIBOR plus 400 basis points. At the September 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 300 basis points.

Overall Results

Income tax expense (benefit) was (21.0%) of loss from continuing operations before income taxes in 2008 and 29.4% of income from continuing operations before income taxes in 2007. The favorable resolution of federal and state tax audits and other matters increased income tax benefit by $2,811,000 in 2008 and reduced income tax expense by $6,880,000 in 2007. In 2008, the Company reduced certain deferred income tax assets by an increase in the valuation allowance of $29,502,000 due to the uncertainty that such assets will be realized.

On May 1, 2010, Herald will have a one-time right (the 2010 Redemption) to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in DS LLC, another limited liability company in which Pulitzer is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area.

Recording of the liability for the 2010 Redemption resulted in an increase of loss available to common stockholders in 2008 of $8,838,000 and an increase in loss per common share of $0.20. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.10 per year through April 2010. There is no impact on net income based on the application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, loss available to common stockholders totaled $888,747,000 in 2008 compared to income available to common stockholders of $80,999,000 in 2007. The Company recorded a loss per diluted common share of $19.83 in 2008 compared to earnings of $1.77 in 2007. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $0.97 in 2008, compared to $1.66 in 2007.

	2008		2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) available to common stockholders, as reported	$(888,747)	$(19.83)	$80,999	$1.77
Adjustments:
Impairment of goodwill and other assets	1,070,808		-
Reduction of investment of TNI	104,478		-
Workforce adjustments, early retirement programs and transition costs	4,463		7,962
Curtailment gains	-		(3,731)
Curtailment gains, TNI	-		(1,037)
	1,179,749		3,194
Income tax benefit of adjustments, net of impact on minority interest	(283,012)		(1,406)
	896,737	20.01	1,788	0.04
Benefit of other federal and state tax adjustments	(2,811)	(0.06)	(6,880)	(0.15)
Increase in deferred tax valuation allowance	29,502	0.66	-
	34,681	0.77	75,907	1.66
Change in redeemable minority interest liability	8,838	0.20	-
Net income, as adjusted	$43,519	$0.97	$75,907	$1.66

2007 vs. 2006

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2007	2006	Total	Same Property

Advertising revenue:
Retail	$455,802	$460,849	(1.1)%	(1.1)%
National	54,901	57,864	(5.1)	(5.1)
Classified:
Daily newspapers:
Employment	81,683	89,871	(9.1)	(9.1)
Automotive	55,308	60,811	(9.0)	(9.0)
Real estate	58,529	63,329	(7.6)	(7.6)
All other	39,284	38,715	1.5	1.5
Other publications	47,737	45,078	5.9	5.8
Total classified	282,541	297,804	(5.1)	(5.1)
Online	56,074	35,610	57.5	57.5
Niche publications	16,094	16,381	(1.8)	(1.7)
Total advertising revenue	865,412	868,508	(0.4)	(0.4)
Circulation	203,481	204,807	(0.6)	(0.7)
Commercial printing	16,541	17,194	(3.8)	(1.9)
Online services and other	34,760	30,881	12.6	9.6
Total operating revenue	1,120,194	1,121,390	(0.1)	(0.2)
Compensation	439,426	432,708	1.6	0.7
Newsprint and ink	111,842	119,506	(6.4)	(4.7)
Other operating expenses	294,145	278,120	5.8	6.0
Curtailment gains	(3,731)	-	NM	NM
Early retirement programs	7,962	8,654	NM	NM
Transition costs	-	4,589	NM	NM
	849,644	843,577	0.7	1.3
Operating cash flow	270,550	277,813	(2.6)	(4.1)
Depreciation and amortization	92,700	90,276	2.7
Impairment of other assets	-	4,837	NM
Equity in earnings of associated companies	20,124	20,739	(3.0)
Operating income	197,974	203,439	(2.7)
Non-operating expense, net	82,749	91,922	(10.0)
Income from continuing operations before income taxes	115,225	111,517	3.3
Income tax expense	33,828	39,508	(14.4)
Minority interest	1,069	1,231	(13.2)
Income from continuing operations	80,328	70,778	13.5
Discontinued operations, net	671	54	NM
Net income	$80,999	$70,832	14.4%

Earnings per common share:
Basic	$1.77	$1.56	13.5%
Diluted	1.77	1.56	13.5

The Company and its enterprises owned before the Pulitzer acquisition, which accounted for approximately 61% of revenue in 2007, used calendar accounting in 2007 and 2006 with a September 30 fiscal year end. Pulitzer operations used period accounting for 2007 and 2006. The table below summarizes days of business activity in years presented:

	Enterprises Owned Prior to Pulitzer Acquisition	Pulitzer Enterprises		TNI
(Business Days)	2007 and 2006	2007	2006	2007	2006

Period Ending:
December	92	91	91	98	91
March	90	91	91	91	91
June	91	91	91	91	91
September	92	98	91	91	91
	365	371	364	371	364

In total, acquisitions and divestitures accounted for $3,900,000 of operating revenue in 2007 and $3,007,000 of operating revenue in 2006.

Advertising Revenue

In 2007, total advertising revenue decreased $3,096,000, or 0.4%, and same property advertising revenue decreased $3,153,000, or 0.4%. On a combined basis, print and online retail advertising increased 0.4%. Same property print retail revenue decreased $5,076,000, or 1.1%, in 2007. A 1.8% decrease in retail advertising lineage contributed to the decrease. Same property average retail rates, excluding preprint insertions, decreased 0.7% in 2007. Retail preprint insertion revenue increased 2.5%, partially offsetting lineage and rate declines. Online retail advertising increased 53.9% resulting in an overall increase in retail advertising.

The table below combines print and online advertising revenue and reclassifies certain retail revenue to classified based on the primary business of the advertiser:

(Thousands, Same Property)	2007	2006	Percent Change

Retail	$455,871	$453,963	0.4%

Classified:
Employment	$116,864	$109,464	6.8%
Automotive	72,901	77,336	(5.7)
Real estate	76,114	80,887	(5.9)
Other	72,467	72,471	-
Total classified revenue	$338,346	$340,158	(0.5)%

Same property print classified advertising revenue decreased $15,291,000, or 5.1%, in 2007. On a combined basis, print and online classified revenue decreased 0.5%. Increases in online advertising more than offset print advertising declines in employment advertising and mitigated declines in other print classified categories. Higher rate employment advertising at the daily newspapers decreased 9.1% for the year on a same property basis. The Company’s decreases in print employment classified advertising compare favorably to national survey amounts. The September 2007 Help Wanted Index, as calculated by the Conference Board, decreased 17.2% from the prior year level. Same property print automotive advertising decreased 9.0%, amid a continuing industry-wide decline. Same property print real estate advertising decreased 7.6% in a weakening housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 1.5% on a same property basis. Same property print classified advertising rates decreased 3.2% primarily due to decreases in employment and automotive rates.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2007	2006	Percent Change

Retail	13,305	13,548	(1.8)%
National	677	778	(13.0)
Classified	15,833	16,490	(4.0)
	29,815	30,816	(3.2)%

Online advertising revenue increased 57.5% on a same property basis, due to rate increases, improvements in the Company’s online sites and cross-selling with the Company’s print publications. In addition, the Company began offering online employment advertising in Yahoo! Hot Jobs in 2007. In 2007 online advertising surpassed national as a source of advertising revenue.

National advertising decreased $2,965,000, or 5.1%, on a same property basis due to a 13.0% decline in lineage offset by a 6.2 increase in average national rate. Advertising in niche publications decreased 1.7% on a same property basis.

The Company’s year-over-year advertising results in 2007 and 2006 compare favorably to national statistics published by the NAA.

Circulation and Other Revenue

Circulation revenue decreased $1,326,000, or 0.6% in 2007, and same property circulation revenue decreased $1,348,000, or 0.7%. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, or other independent organizations, declined 1.8% for the six months ended September 2007, compared to the same period in the prior year, and Sunday circulation declined 0.8%, significantly outperforming the industry as a whole. For the six months ended March 2007, total average daily circulation units, including TNI and MNI, declined 0.3% and Sunday circulation decreased 1.4%, again outperforming the industry. In spite of modest declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $318,000, or 1.9%, in 2007. Same property online services and other revenue increased $2,729,000, or 9.6%, in 2007.

Operating Expenses and Results of Operations

Costs other than depreciation, amortization and unusual costs (and cost reductions) increased $15,079,000, or 1.8%, in 2007, and increased $13,437,000, or 1.7%, on a same property basis. In total, acquisitions and divestitures accounted for $3,782,000 of operating expenses, excluding depreciation and amortization, in 2007 and $2,720,000 in 2006.

Compensation expense increased $6,718,000, or 1.6%, in 2007 and increased 0.7% on a same property basis. Normal salary adjustments and associated increases in payroll taxes and benefits account for the increase, partially offset by a decline in same property full time equivalent employees of 1.1% in 2007 from the prior year level.

Newsprint and ink costs decreased $7,664,000, or 6.4%, in 2007 due to lower newsprint prices and decreased usage. Costs decreased 4.7% on a same property basis due to migration to lighter weight paper and narrower page widths. Newsprint prices, which had been increasing since the summer of 2002, declined from September 2006 until June 2007 and were stable for the remainder of 2007. See Item 7A, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization or unusual costs (and cost reductions), increased $16,025,000, or 5.8%, in 2007 and increased 6.0% on a same property basis. Expenses to support revenue initiatives in print and online and maintain circulation contributed to the growth in other operating expenses.

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

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments substantially all of which were made in 2008, with the remainder due primarily to enhancements of pension and other postretirement benefits.

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

Results of Operations

Operating cash flow decreased 2.6% to $270,550,000 in 2007 from $277,813,000 in 2006, and decreased 4.1% on a same property basis. Operating cash flow margin decreased to 24.2% from 24.8% in the prior year reflecting a decrease in operating revenue and increase in operating expenses, as well as unusual costs (and cost reductions) in both years.

Depreciation expense decreased $561,000, or 1.7%, and amortization expense increased $2,985,000, or 5.3%, in 2007.

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

In 2006, the Company also recorded a separate non-cash charge of $5,424,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,837,000 was recorded in amortization expense and $587,000 was recorded in equity in earnings of TNI.

Equity in earnings in associated companies decreased 3.0% in 2007. TNI, which uses period accounting, had 53 weeks of business activity in 2007, compared with 52 weeks in the prior year. The Company’s 50% share of TNI’s curtailment gain increased results by $1,037,000. MNI results in 2006 were reduced by the $1,002,000 loss on the sale of its Shawano, Wisconsin daily newspaper.

As a result of all of the above, operating income decreased $5,465,000, or 2.7%. Operating income margin decreased to 17.7% in 2007 from 18.1%.

Non-Operating Income and Expense

Financial expense decreased $5,598,000, or 5.8%, to $90,341,000 due to debt reduction of $129,375,000 funded by cash generated from operations and 2006 sales of assets, which more than offset higher interest rates. In 2006, the Company wrote off certain other investments which resulted in a loss before income taxes of $2,037,000.

Overall Results

Income taxes were 29.4% of income from continuing operations before income taxes in 2007 and 35.4% in 2006. The favorable resolution of federal and state tax audits and other matters reduced income tax expense by $6,880,000 in 2007. The effective tax rate would have been 35.3% in 2007 without these matters.

As a result of all of the above, income from continuing operations totaled $80,328,000 in 2007, an increase of 13.5% compared to $70,778,000 in 2006. Earnings per diluted common share were $1.77 in 2007 and $1.56 in 2006. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $1.66 in 2007, compared to $1.81 in 2006.

	2007		2006
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income available to common stockholders, as reported	$80,999	$1.77	$70,832	$1.56
Adjustments:
Workforce adjustments, early retirement programs and transition costs	7,962		13,243
Impairment of identified intangible assets	-		5,424
Curtailment gains	(3,731)		-
Curtailment gains, TNI	(1,037)		-
	3,194		18,667
Income tax benefit of adjustments, net of impact on minority interest	(1,406)		(6,857)
	1,788	0.04	11,810	0.26
Benefit of other federal and state tax adjustments	(6,880)	(0.15)	-	-
Net income, as adjusted	$75,907	$1.66	$82,642	$1.81

DISCONTINUED OPERATIONS

Revenue from discontinued operations in 2008, 2007 and 2006 was $1,376,000, $7,581,000 and $48,362,000, respectively. Income from discontinued operations before income taxes was $128,000 in 2008, $882,000 in 2007, and $8,393,000 in 2006.

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000 which is recorded in discontinued operations in 2008.

In 2007, the Company sold a weekly newspaper in Oregon for $250,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $136,612,000 in 2008, $167,630,000 in 2007, and $196,203,000 in 2006. An operating loss in 2008 was caused primarily by non-cash charges for the impairment of goodwill and other assets and reduction of the Company’s investment in TNI. Increased income from continuing operations in 2007 was accompanied by an increase in depreciation and amortization. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in all years.

An existing, unfunded, supplemental benefit retirement plan was liquidated, as planned, in 2008, reducing cash provided by operating activities by $17,926,000.

Investing Activities

Cash required for investing activities totaled $14,963,000 in 2008, $38,523,000 in 2007, and $42,666,000 in 2006. Capital spending totaled $20,606,000 in 2008, $34,381,000 in 2007 and $32,527,000 in 2006 and accounted for substantially all of the usage of funds in all years.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $15,000,000 in 2009, and other requirements, will be available from internally generated funds, or availability under its existing Credit Agreement. The 2009 Amendments, as discussed more fully below, limit capital expenditures to $20,000,000 in 2009.

Financing Activities

Cash required by financing activities totaled $113,360,000 in 2008, $160,934,000 in 2007, and $191,930,000 in 2006. Debt reduction and dividends accounted for the majority of the usage of funds in all years. The annual dividend declared was $0.76 per share in 2008 and $0.72 per share in 2007 and 2006.

In 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1.

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions (the Lenders). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and consisted of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility.

The Credit Agreement also provided the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more Lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amended and replaced a $1,550,000,000 credit agreement consummated in 2005.

The Credit Agreement contained customary affirmative and negative covenants for financing of its type. These financial covenants included a maximum total leverage ratio (5.25:1 at September 28, 2008). The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equaled $1,182,856,000 at September 28, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The Company’s total leverage ratio at September 28, 2008 was 5.20:1. The Credit Agreement also included a minimum interest expense coverage ratio of 2.5:1. The Company’s interest expense coverage ratio at September 28, 2008 was 3.2:1. At September 28, 2008, the Company was in compliance with such covenants, as waived or amended from time to time.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2008, 2007 and 2006 met required repayments related to its sales transactions.

The Credit Agreement requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its Excess Cash Flow, as defined, beginning in 2008. The Company has Excess Cash Flow of approximately $62,000,000 in 2008 and, as a result, will be paying approximately $46,500,000 originally due under the A Term Loan in March and June 2009, in December 2008. The acceleration of such payments due to Excess Cash Flow does not change the due dates of other A Term Loan payments.

Amendments to Credit Agreement

In 2009, the Credit Agreement was amended (the 2009 Amendments).

Under the 2009 Amendments, the Company and certain of its subsidiaries pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer, the Company’s ownership interest in MNI and certain employee benefit plan assets are excluded.

The 2009 Amendments reduce the amount available under the revolving credit facility to $375,000,000 and eliminate the incremental term loan facility. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Other covenants ensure that substantially all future cash flows of the Company are required to be directed for debt reduction.

Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of its Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Company may hold to $15,000,000.

Under the 2009 Amendments, the Company’s credit spreads will generally increase 200 basis points from the current pricing grid. The maximum rate (for leverage greater than 6.25:1) will be increased to LIBOR plus 400 basis points. At the September 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 300 basis points.

Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 5.25:1 to 6.25:1 in September 2008, increase to 6.5:1 in December 2008, increase to 6.75:1 in March 2009, decrease to 6.5:1 in December 2009, decrease to 6.25:1 in September 2010 and decrease to 4.5:1 in December 2010. Each change in the leverage ratio limit noted above is effective on the last day of the fiscal quarter.

The interest expense coverage ratio limit will decline from 2.5:1 to 2.0:1 through March 2009, decrease thereafter to 1.7:1 through September 2009, increase thereafter to 1.8:1 through December 2009, increase thereafter to 1.9:1 through March 2010, increase thereafter to 2.0:1 through September 2010, and increase thereafter to 2.5:1.

The Company paid a fee of 0.5% to consenting lenders, which along with the related expenses, totals $6,277,000.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Noteholders). The aggregate principal amount of the Pulitzer Notes is payable in

April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Noteholders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald, Inc.) and Pulitzer, Herald, Inc. agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. In December 2006, Herald Inc. assigned its assets and liabilities to Herald.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At September 28, 2008, Pulitzer was in compliance with such covenants, as waived or amended from time to time. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain the Reserve, consisting of cash and investments in U.S. government securities, totaling approximately $126,060,000 at September 28, 2008 (Reserve). The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 19 of the Notes to Consolidated Financial Statements, included herein.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Noteholders.

The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015.

2009 Waivers

In December 2008, certain covenant violations related to the Credit Agreement and Pulitzer Notes, as applicable, were waived (the 2009 Waivers). The 2009 Waivers relate to the going concern modification of the auditors’ reports on the Consolidated Financial Statements of the Company, and the separate financial statements of Pulitzer and PD LLC for 2008, and a delay in the timing of delivery of 2008 year end covenant compliance information related to the Credit Agreement and the Pulitzer Notes. Waivers were also obtained related to a violation of the Consolidated Net Worth (as defined) covenant as of September 28, 2008 and as of December 28, 2008 under the Pulitzer Notes. The 2009 Waivers under the Credit Agreement and Pulitzer Notes expire March 30, 2009 and January 16, 2009, respectively. The Company is required to provide final 2008 year end covenant compliance information related to the Credit Agreement no later than January 5, 2009.

The Company paid fees and expenses related to the 2009 Waivers totaling $1,874,000.

Liquidity

The Company’s ability to operate as a going concern is dependent on its ability to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed.

The Company’s indebtedness could adversely affect its financial health in any or all of the following ways:

•

Substantially all of the cash flows of the Company are required to be applied to payment of debt interest and principal, reducing funds available for investment, capital expenditures and other purposes;

•

The Company reported significant net losses in 2008, due to impairment of goodwill and other assets resulting from the continuing and increasing difference between its stock price and the per share carrying value of its net assets. Reduced expectations of future cash flows were also an important factor in the determination of such impairment charges;

•	The Company’s flexibility to react to changes in economic and industry conditions may be more limited;
•	Increasing leverage could make the Company more vulnerable in the event of additional deterioration of general economic conditions or other adverse events; and
•	There could be a material impact on the Company’s business if it is unable to meet the conditions of its debt agreements or obtain replacement financing.

The Company generated cash flows in 2008 sufficient to reduce net debt by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company does not have sufficient cash flows to meet both its requirements for 2009 operations and repayment of the Pulitzer Notes.

2009 principal payments required under the Credit Agreement totaling $142,500,000 are expected to exceed the Company’s cash flows available for such payments. As a result, the Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the 2009 principal payments required. At September 28, 2008, the Company had $207,000,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $162,000,000 available for future use.

Principal payments under the Credit Agreement totaling $166,250,000 are due in 2010. The Company expects to utilize the remainder of its capacity under its revolving credit facility to fund a portion of the 2010 principal payments required.

The Pulitzer Notes mature in April 2009. The Company is actively engaged in discussions with the Noteholders, and to the extent their approval may also be required, the Lenders, to extend or refinance the Pulitzer Notes. The Company has also initiated discussions with the Lenders related to changes to the Credit Agreement to maintain sufficient long-term liquidity. However, the timing and ultimate outcome of such discussions cannot be determined at this time due in part, to the abnormal condition of the domestic credit markets and the overall recessionary operating environment in which the Company, Pulitzer, and other publishing companies are currently operating. Continuing instability or further disruptions of these markets could prohibit or make it more difficult for the Company to access new capital, increase the cost of capital or limit its ability to refinance existing indebtedness.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, including expiration of existing waivers, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which would impair the ability of the Company to operate its business as a going concern.

Interest Rate Exchange Agreements

At September 28, 2008, the Company had outstanding interest rate swaps in the notional amount of $200,000,000. The interest rate swaps have original terms of three to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps in the notional amounts of $75,000,000 expired.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

Discontinued Operations and Other Matters

Cash provided by discontinued operations totaled $15,170,000, $23,189,000, and $39,488,000 in 2008, 2007, and 2006, respectively. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in 2008, 2007, and 2006.

Cash and cash equivalents increased $23,459,000 in 2008, decreased $8,638,000 in 2007, and increased $1,095,000 in 2006.

SEASONALITY

The Company’s largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 21 of the Notes to Consolidated Financial Statements, included herein.

INFLATION

The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Energy costs have also become more volatile. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands of Dollars)	Payments (or Commitments) Due by Year
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (principal amount) (1)	$1,332,375	$448,500	$427,500	$456,375	$-
Operating lease obligations	22,412	4,634	6,972	4,683	6,123
Financial expense (2)(3)	18,474	18,474	-	-	-
Capital expenditure commitments	5,211	5,211	-	-	-
	$1,378,472	$476,819	$434,472	$461,058	$6,123

(1)	Maturities of long-term debt exclude the possible impact of acceleration of amounts due under the Credit Agreement due to a future default under such agreement. See Note 7 of the Notes to Consolidated Financial Statements, included herein.
(2)	Financial expense excludes interest expense for the Pulitzer Notes after their maturity date in April 2009. See Note 7 of the Notes to Consolidated Financial Statements, included herein.
(3)	Financial expense excludes interest on floating rate debt. Based on LIBOR and the principal amount of floating rate debt at September 28, 2008, including debt subject to interest rate swaps and collars, as well as margins under the 2009 Amendments, annual interest on floating rate debt is expected to total approximately $59,000,000 in 2009. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2009 is approximately $4,307,000. See Notes 9 and 10 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for the 2010 Redemption. The Company has not been notified that Herald will exercise its redemption rights. The present value of the 2010 Redemption at September 28, 2008 is approximately $72,031,000. See Note 19 of the Notes to Consolidated Financial Statements, included herein.

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

INTEREST RATES

Restricted Cash and Investments

Interest rate risk in the Company’s restricted cash and investments is managed by investing only in short-term securities. Only U.S. Government and related securities are permitted.

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $6,764,000, based on $676,375,000 of floating rate debt outstanding at September 28, 2008, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below and debt of MNI. Such interest rates may also decrease.

At September 28, 2008, the Company has outstanding interest rate swaps in the notional amount of $200,000,000. The interest rate swaps have original terms of three to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps in the notional amounts of $75,000,000 expired.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 28, 2008, after consideration of the interest rate swaps described above, approximately 62% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

Certain of the Company’s interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

COMMODITIES

Certain materials used by the Company are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company is a participant in a buying cooperative with other publishing companies, primarily for acquisition of newsprint. The Company is also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs.

Between November 2007 and December 2008, North American newsprint manufacturers implemented, or attempted to implement, as many as 13 price increases totaling up to $265 per metric ton on standard 30 pound newsprint. In October, November and December 2008, several suppliers delayed or rescinded several of such price increases. North American newsprint suppliers took significant steps in 2008 to curtail newsprint production capacity in an effort to balance supply capacity with declining demand trends and additional capacity reductions have been announced for 2009. Curtailment activities include permanent, indefinite, and temporary shutdown of newsprint production facilities. However, the significant decline in North American 2008 newsprint demand and consumption appears to be greater than the total newsprint production restraints and may favorably impact pricing trends in 2009. In addition, 2007 and 2008 increases in raw material costs, energy costs and the value of the Canadian dollar relative to the U.S. dollar, all of which contributed to recent increases in newsprint prices, have recently reverted to significantly lower levels, which may mitigate future increases in newsprint costs, or lead to a decline in such costs. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $1,100,000 based on anticipated consumption in 2009, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also decrease.

SENSITIVITY TO CHANGES IN VALUE

The Company’s fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of September 28, 2008, to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

Changes in the value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Company’s chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 28, 2008, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the year ended September 28, 2008.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 28, 2008.

KPMG LLP, the Company’s independent registered public accounting firm, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer December 31, 2008	Vice President, Chief Financial Officer and Treasurer
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lee Enterprises, Incorporated:

We have audited Lee Enterprises, Incorporated’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lee Enterprises, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lee Enterprises, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lee Enterprises, Incorporated and subsidiaries as of September 28, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the 52-week period ended September 28, 2008.

Our report dated December 31, 2008, contains an explanatory paragraph that states that the Company has short-term obligations that cannot be satisfied by available funds and has incurred violations of debt covenants that subject the related principal amounts to acceleration, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Chicago, Illinois

December 31, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to the Company’s Executive Officers, is included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company’s Executive Officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the caption “Directors’ Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2009, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) – Years ended September 28, 2008, and September 30, 2007 and 2006

Consolidated Balance Sheets – September 28, 2008 and September 30, 2007

Consolidated Statements of Stockholders’ Equity – Years ended September 28, 2008, and September 30, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended September 28, 2008, and September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of December 2008.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 31st day of December 2008.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President, and Chief Executive Officer, and Director
Mary E. Junck

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President – Interactive Media, and Director
Gregory P. Schermer

/s/ Mark B. Vittert	Director
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

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed on February 3, 2005)

2.3 *	Asset Purchase Agreement dated September 6, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Sound Publishing, Inc. (Exhibit 2.3 to Form 10-K for the Fiscal Year Ended September 30, 2006)

2.4 *	Asset Purchase Agreement dated September 5, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement and Target Media Partners Operating Company, LLC (Exhibit 2.4 to Form 10-K for the Fiscal Year Ended September 30, 2006)

3.1 *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated, as amended, as of March 3, 2005 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2005)

3.2 *	Amended By-Laws of Lee Enterprises, Incorporated effective May 17, 2007. (Exhibit 99.1 to Form 8-K filed May 21, 2007)

4 *	The description of the Company’s preferred stock purchase rights contained in its report on Form 8-K, filed with the SEC on May 7, 1998, and related Rights Agreement, dated as of May 7, 1998 (“Rights Agreement”), between the Company and The First Chicago Trust Company of New York (“First Chicago”), as amended by Amendment No. 1 to the Rights Agreement dated January 1, 2008 between the Company and Wells Fargo Bank, N.A. (as successor rights agent to First Chicago) contained in the Company’s report on Form 8-K filed with the SEC on January 11, 2008 as Exhibit 4.2, and the related form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, included as Exhibit 1.1 to the Company’s registration statement on Form 8-A filed with the SEC on May 26, 1998 (File No. 1-6227), as supplemented by Form 8-A/A, Amendment No. 1, filed with the SEC on January 11, 2008.

10.1 *	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10 to Form 10-Q for the Fiscal Quarter Ended December 31, 2005)

10.2 *	First Amendment and Waiver to Credit Agreement, dated as of September 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company’s Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

Number	Description

10.3 *	Second Amendment to Credit Agreement, dated as of October 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company’s Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.4	Second Waiver to Credit Agreement, dated as of December 22, 2008, among Lee Enterprises, Incorporated, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent

10.5 *	Security Agreement, dated as of November 21, 2008, among Lee Enterprises, Incorporated and certain of its subsidiaries in favor of Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.6 *	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998 (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.7 *	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.8 *	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.9 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.10*	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.11	Letter Agreement among The Herald Company, Inc., Pulitzer Inc. and Pulitzer Technologies, Inc. dated December 14, 2006

10.12 *	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.13 *	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended by Amendment No. 1 to Note Agreement, entered into as of November 23, 2004 (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.14	Amendment No. 2 to Note Agreement, entered into as of February 1, 2006, by and between St. Louis Post-Dispatch LLC and the Note Holders party thereto related to the St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended

10.15	Amendment No. 3 to Note Agreement, entered into as of November 19, 2008, by and between St. Louis Post-Dispatch LLC and the Note Holders party thereto related to St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended

10.16	Limited Waiver to Note Agreement and Guaranty Agreement entered into as of December 26, 2008 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Note Holders party thereto

10.17 *	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended by Amendment No. 1 to Guaranty Agreement, dated as of August 7, 2000, as further amended by Amendment No. 2 to Guaranty Agreement, dated as of November 23, 2004, and further amended by Amendment No. 3 to Guaranty Agreement, dated as of June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.18	Amendment No. 4 to Guaranty Agreement, dated as of February 1, 2006, by Pulitzer Inc. related to the Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000, as amended

10.19 *	Indemnity Agreement, dated as of May 1, 2000, between the Herald Company, Inc. and Pulitzer Inc. (Exhibit 10.6 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.20 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.21 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.22 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.23.1 +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 10, 2008) (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.23.2 +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.23.3 +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed on November 26, 2004)

10.24 +*	Lee Enterprises, Incorporated Amended and Restated 1996 Stock Plan for Non-Employee Directors (Exhibit A to Schedule 14A Definitive Proxy Statement for 2003)

10.25 +	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008

10.26 +	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008

10.27 +*	Amended and Restated Pulitzer Inc. Supplemental Executive Benefit Pension Plan (restated as of June 3, 2005) (Exhibit 10.15 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.28 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.29 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.30 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.31 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

Number	Description

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands, Except Per Common Share Data)	2008	2007	2006

Operating revenue:
Advertising	$783,699	$865,412	$868,508
Circulation	195,457	203,481	204,807
Other	49,712	51,301	48,075
Total operating revenue	1,028,868	1,120,194	1,121,390
Operating expenses:
Compensation	421,652	439,426	432,708
Newsprint and ink	103,926	111,842	119,506
Other operating expenses	292,840	294,145	278,120
Depreciation	34,670	32,955	33,516
Amortization of intangible assets	56,408	59,745	56,760
Impairment of goodwill and other assets	1,070,808	-	4,837
Curtailment gains	-	(3,731)	-
Workforce adjustments and early retirement programs	3,428	7,962	8,654
Transition costs	-	-	4,589
Total operating expenses	1,983,732	942,344	938,690
Equity in earnings of associated companies	10,211	20,124	20,739
Reduction in investment in TNI	(104,478)	-	-
Operating income (loss)	(1,049,131)	197,974	203,439
Non-operating income (expense):
Financial income	5,857	7,613	6,054
Financial expense	(71,472)	(90,341)	(95,939)
Other, net	885	(21)	(2,037)
Total non-operating expense, net	(64,730)	(82,749)	(91,922)
Income (loss) from continuing operations before income taxes	(1,113,861)	115,225	111,517
Income tax expense (benefit)	(234,202)	33,828	39,508
Minority interest	535	1,069	1,231
Income (loss) from continuing operations	(880,194)	80,328	70,778
Discontinued operations:
Income from discontinued operations, net of income tax effect	84	580	5,258
Gain (loss) on disposition, net of income tax effect	201	91	(5,204)
Net income (loss)	(879,909)	80,999	70,832
Increase in redeemable minority interest	8,838	-	-
Income (loss) available to common stockholders	(888,747)	80,999	70,832
Other comprehensive income (loss), net	1,001	(1,898)	1,674
Comprehensive income (loss) available to common stockholders	$(887,746)	$79,101	$72,506

Earnings (loss) per common share:
Basic:
Continuing operations	$(19.84)	$1.76	$1.56
Discontinued operations	0.01	0.01	-
	$(19.83)	$1.77	$1.56

Diluted:
Continuing operations	$(19.84)	$1.75	$1.55
Discontinued operations	0.01	0.01	-
	$(19.83)	$1.77	$1.56

Dividends per common share	$0.76	$0.72	$0.72

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands, Except Per Share Data)	September 28 2008	September 30 2007

ASSETS

Current assets:
Cash and cash equivalents	$23,459	$-
Accounts receivable, less allowance for doubtful accounts:
2008 $6,647; 2007 $10,266	100,380	118,723
Receivable from associated companies	-	1,563
Inventories	18,952	14,153
Deferred income taxes	3,675	7,343
Assets of discontinued operations	-	18,820
Other	7,313	6,281
Total current assets	153,779	166,883
Investments:
Associated companies	81,022	191,975
Restricted cash and investments	126,060	111,060
Other	16,621	20,749
Total investments	223,703	323,784
Property and equipment:
Land and improvements	30,729	31,661
Buildings and improvements	196,159	190,730
Equipment	314,338	313,838
Construction in process	4,317	14,559
	545,543	550,788
Less accumulated depreciation	252,715	226,133
Property and equipment, net	292,828	324,655
Goodwill	627,023	1,505,460
Other intangible assets, net	701,184	914,232
Other	17,850	25,949
Total assets	$2,016,367	$3,260,963

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 28 2008	September 30 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,337,640	$62,250
Accounts payable	53,827	39,288
Compensation and other accrued liabilities	60,416	96,036
Income taxes payable	5,431	7,971
Dividends payable	8,539	6,703
Unearned revenue	38,871	38,513
Liabilities of discontinued operations	-	3,943
Total current liabilities	1,504,724	254,704
Long-term debt, net of current maturities	-	1,346,630
Pension obligations	2,803	2,302
Postretirement and postemployment benefit obligations	58,767	72,236
Other retirement and compensation obligations	9,845	11,711
Deferred income taxes	196,300	478,418
Redeemable and other minority interest	72,244	7,291
Income taxes payable	11,756	-
Other	12,841	1,229
Total liabilities	1,869,280	2,174,521
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,222	79,958
2008; 39,111 shares;
2007; 39,979 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,958	12,416
2008; 5,979 shares;
2007; 6,208 shares
Additional paid-in capital	134,289	132,090
Retained earnings (accumulated deficit)	(120,575)	819,786
Accumulated other comprehensive income	43,193	42,192
Total stockholders’ equity	147,087	1,086,442
Total liabilities and stockholders’ equity	$2,016,367	$3,260,963

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Amount			Shares
(Thousands)	2008	2007	2006	2008	2007	2006

Common Stock:	$79,958	$78,974	$76,818	39,979	39,487	38,409
Balance, beginning of year
Conversion from Class B Common Stock	458	372	1,380	229	186	690
Shares issued	1,404	708	884	702	354	442
Shares reacquired	(3,598)	(96)	(108)	(1,799)	(48)	(54)
Balance, end of year	78,222	79,958	78,974	39,111	39,979	39,487
Class B Common Stock:
Balance, beginning of year	12,416	12,788	14,168	6,208	6,394	7,084
Conversion to Common Stock	(458)	(372)	(1,380)	(229)	(186)	(690)
Balance, end of year	11,958	12,416	12,788	5,979	6,208	6,394
Additional paid-in capital:
Balance, beginning of year	132,090	123,738	115,464
Reclassification from unearned compensation	-	-	(5,505)
Stock option expense	1,507	2,144	2,678
Amortization of restricted Common Stock	4,669	5,199	5,425
Income tax expense of stock options exercised	(3,413)	(686)	(33)
Shares issued (redeemed)	(564)	1,695	5,709
Balance, end of year	134,289	132,090	123,738
Unearned compensation:
Balance, beginning of year	-	-	(5,505)
Reclassification to additional paid-in-capital	-	-	5,505
Balance, end of year	-	-	-
Retained earnings (accumulated deficit):
Balance, beginning of year	819,786	771,947	733,961
Net income (loss)	(879,909)	80,999	70,832
Shares reacquired	(15,472)	-	-
Adoption of FASB Interpretation 48	(1,733)	-	-
Change in redeemable minority interest	(8,838)	-	-
Cash dividends	(34,409)	(33,160)	(32,846)
Balance, end of year	(120,575)	819,786	771,947
Accumulated other comprehensive income:
Balance, beginning of year	42,192	3,178	1,504
Unrealized gain (loss) on interest rate exchange agreements	(4,776)	(3,796)	2,527
Unrealized gain on available-for-sale securities	72	716	121
Pension and postretirement benefits	8,354	-	-
Adoption of FASB Statement 158	-	65,780	-
Deferred income taxes, net	(2,649)	(23,686)	(974)
Balance, end of year	43,193	42,192	3,178
Total stockholders’ equity	$147,087	$1,086,442	$990,625	45,090	46,187	45,881

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2008	2007	2006

Cash provided by operating activities:
Net income (loss)	$(879,909)	$80,999	$70,832
Results of discontinued operations	285	671	54
Income (loss) from continuing operations	(880,194)	80,328	70,778
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	91,078	92,700	90,276
Impairment of goodwill and other assets	1,070,808	-	4,837
Accretion of debt fair value adjustment	(7,990)	(7,579)	(7,190)
Stock compensation expense	5,905	7,193	7,693
Distributions greater (less) than earnings of associated companies	1,772	(792)	(482)
Reduction in investment in TNI	104,478	-	-
Increase (decrease) in deferred income taxes	(253,307)	(6,091)	(28,995)
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	19,777	(6,247)	5,940
Decrease (increase) in inventories and other	(4,875)	5,439	2,866
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	(18,304)	18,264	(8,177)
Increase (decrease) in pension, postretirement and post employment benefits	(315)	(3,314)	10,178
Change in income taxes receivable or payable	5,125	(14,504)	42,060
Other	2,654	2,233	6,419
Net cash provided by operating activities of continuing operations	136,612	167,630	196,203
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	(115,555)	(90,005)	(70,415)
Sales or maturities of marketable securities	87,873	78,018	68,043
Purchases of property and equipment	(20,606)	(34,381)	(32,527)
Proceeds from sale of assets	12,685	1,334	176
Acquisitions, net	(1,624)	(1,065)	(4,245)
Decrease (increase) in restricted cash	13,771	(1,165)	(11,916)
Other	8,493	8,741	8,218
Net cash required for investing activities of continuing operations	(14,963)	(38,523)	(42,666)
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(197,650)	(196,375)	(218,000)
Proceeds from long-term debt	134,400	67,000	55,000
Financing costs	-	-	(2,814)
Cash dividends paid	(32,573)	(33,038)	(32,671)
Purchases of Common Stock	(19,483)	(1,099)	(1,260)
Other, primarily issuance of Common Stock	1,946	2,578	7,815
Net cash required for financing activities of continuing operations	(113,360)	(160,934)	(191,930)
Net cash provided by (required for) discontinued operations:
Operating activities	(8,741)	502	6,522
Investing activities	23,911	22,687	32,966
Net increase (decrease) in cash and cash equivalents	23,459	(8,638)	1,095
Cash and cash equivalents:
Beginning of year	-	8,638	7,543
End of year	$23,459	$-	$8,638

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lee Enterprises, Incorporated (Company), is a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing online sites and more than 300 weekly newspapers and specialty publications in 23 states. The Company currently operates in a single operating segment.

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

As discussed more fully in Note 7 (and capitalized terms used below defined), the Company does not have sufficient cash flows to meet both its requirements for 2009 operations and the scheduled April 28, 2009 repayment of the Pulitzer Notes. The Company’s ability to extend or refinance the Pulitzer Notes as they become due, to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and Pulitzer Notes, and to avoid future events of default, are factors that raise significant uncertainty about the Company’s ability to continue as a going concern. The Company is actively engaged in discussions with the Noteholders of the Pulitzer Notes, and to the extent their approval may also be required, the Lenders under the Credit Agreement, to extend or refinance the Pulitzer Notes. However, the timing and ultimate outcome of such discussions cannot be determined at this time.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 3.

References to 2008, 2007, 2006 and the like mean the fiscal year ended in September.

Fiscal Year

The Company’s 2008 fiscal year ends on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer Inc. (Pulitzer) acquisition, which accounted for approximately 63% of revenue in 2008, used calendar accounting prior to 2008, with a September 30 fiscal year end. Pulitzer operations used period accounting in all periods presented. The table below summarizes days of business activity in years presented:

	Enterprises Owned Prior to Pulitzer Acquisition		Pulitzer Enterprises		TNI
(Business Days)	2008	2007 and 2006	2008 and 2006	2007	2008 and 2006	2007
Period Ending:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 28, 2008 and September 30, 2007 are less than replacement cost by $5,580,000 and $3,320,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands)	September 28 2008	September 30 2007

First-in, first-out	$8,695	$5,335
Last-in, first-out	5,833	4,383
	$14,528	$9,718

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and mailroom equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 – 54
Printing presses and mailroom equipment	2 – 28
Other	3 – 20

The Company capitalizes interest as a component of the cost of constructing major facilities. At September 28, 2008, capitalized interest was not significant.

The Company recognizes the fair value of a liability for a legal obligation to perform an asset retirement activity, when such activity is a condition of a future event, and the fair value of the liability can be estimated. See Note 6.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists, mastheads and other. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	4 – 15
Customer lists	5 – 23
Newspaper subscriber lists	7 – 33
Other	10

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

The Company reviews its amortizable intangible assets for impairment when indicators of impairment are present. The Company assesses recovery of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. See Note 6.

Minority Interest

Minority interest in earnings of PD LLC, DS LLC and INN is recognized in the Consolidated Financial Statements.

The Company is subject to a one-time obligation to repurchase the minority interest in PD LLC and DS LLC (the 2010 Redemption). In 2008, the Company recorded the repurchase obligation and elected the accretion method under Emerging Issues Task Force Topic D-98 (EITF D-98) to record increases or decreases in the expected value of the 2010 Redemption as an adjustment to retained earnings. Changes in the expected value of the 2010 Redemption have a corresponding impact on income (loss) available to common stockholders and earnings (loss) per common share. See Note 19.

There is no impact on net income from the application of EITF D-98 to the 2010 Redemption. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

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

Advertising Costs

A substantial amount of the Company’s advertising and promotion expense consists of ads placed in its own publications and on its own websites using available space. The incremental cost of such advertising is not significant and is not measured separately by the Company. External advertising costs are not significant and are expensed as incurred.

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

Income Taxes

Deferred income taxes are provided using the asset and liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Beginning with the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of October 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Interest Rate Exchange Agreements

The Company accounts for interest rate exchange agreements, which are comprised of floating-to-fixed rate interest rate swaps, or interest rate collars, as cash flow hedges. The Company expects that the fair value of these agreements will significantly offset changes in the cash flows of the associated floating rate debt. The fair value of such instruments is recorded in accumulated other comprehensive income, net of applicable income tax expense or benefit. If the Company expects it is probable that its interest rate exchange agreements will no longer be effective as cash flow hedges, it will reclassify the fair value of such instruments as a component of earnings.

Stock Compensation

The Company has four stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 123–Revised, Share-Based Payment. The adoption of Statement 123 – Revised in 2006 resulted in a reclassification of unearned compensation to additional paid-in capital in 2006. The Company amortizes as compensation expense the value of stock options and restricted Common Stock by the straight-line method over the vesting or restriction period, which is generally one to three years.

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and a self-insurer bond totaling $6,698,000 at September 28, 2008 are outstanding in support of the Company’s insurance program.

The Company’s reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Discontinued Operations

In accordance with the provisions of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and related losses on properties sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all years presented. Gains are recognized when realized. See Note 3.

2	ACQUISITIONS

All acquisitions are accounted for as a purchase and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

In 2008, the Company purchased a specialty publication at a cost of $400,000 and a newspaper distribution business at a cost of $240,000 and made final cash payments totaling $984,000 related to newspaper distribution business purchases in 2007.

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

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000, which is recorded in discontinued operations. Results of DeKalb have been classified as discontinued operations for all periods presented.

In 2007, the Company sold a weekly newspaper in Oregon and received $250,000.

In 2006, the Company sold several stand-alone publishing and commercial printing operations in the Pacific Northwest, a twice weekly newspaper in Oregon and the daily newspaper in Rhinelander, Wisconsin. The Company received $20,700,000 in 2007 and $33,198,000 in 2006. The transactions resulted in an after tax loss of $5,204,000, which is recorded in discontinued operations.

Results of discontinued operations consist of the following:

(Thousands)	2008	2007	2006

Operating revenue	$1,376	$7,581	$48,362

Income from discontinued operations	$128	$882	$8,393
Gain (loss) on sale of discontinued operations, before income taxes	5,786	156	(7,854)
Income tax expense, net	5,629	367	485
	$285	$671	$54

Assets and liabilities of discontinued operations consist of the following:

(Thousands)	September 30 2007

Current assets	$908
Property and equipment, net	2,564
Intangible and other assets	15,348
Total assets	$18,820

Current liabilities	$796
Deferred income taxes	3,147
Total liabilities	$3,943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2008	2007	2006

Computed “expected” income tax expense (benefit)	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	0.4	3.0
Other, primarily goodwill basis differences	57.2	-	52.0
	95.2%	35.4%	90.0%

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

Summarized financial information of TNI is as follows:

(Thousands)	September 28 2008	September 30 2007

ASSETS

Current assets	$12,516	$12,894
Investments and other assets	19	19
Total assets	$12,535	$12,913

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities	$7,032	$6,327
Members’ equity	5,503	6,586
Total liabilities and members’ equity	$12,535	$12,913

Summarized results of TNI are as follows:

(Thousands)	2008	2007	2006

Operating revenue	$98,156	$118,120	$121,223
Operating expenses, excluding depreciation and amortization	76,978	81,528	83,485
Operating income	$21,178	$36,592	$37,738

Company’s 50% share of operating income	$10,589	$18,296	$18,869
Less amortization of intangible assets	4,418	6,339	5,987
Equity in earnings of TNI	$6,171	$11,957	$12,882

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $1,337,000, $1,434,000, and $2,049,000 in 2008, 2007, and 2006, respectively.

The Company’s impairment analysis in 2008 resulted in pretax reductions in the carrying value of TNI totaling $104,478,000. See Note 6.

In 2007, defined pension benefits for certain TNI employees were frozen at then current levels. As a result, TNI recognized a curtailment gain of $2,074,000. See Note 9.

At September 28, 2008, the carrying value of the Company’s 50% investment in TNI is $57,500,000. The difference between the Company’s carrying value and its 50% share of the members’ equity of TNI relates principally to goodwill of $34,933,000, and other identified intangible assets of $20,110,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 6.

Annual amortization of intangible assets is estimated to be $1,517,000 in each year 2009 through 2012 and $1,416,000 in 2013.

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

Summarized financial information of MNI is as follows:

(Thousands)	September 28 2008	September 30 2007

ASSETS

Current assets	$17,678	$21,869
Investments and other assets	32,594	34,397
Property and equipment, net	12,583	13,295
Total assets	$62,855	$69,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities, excluding debt	$10,025	$13,285
Debt, including current maturities	2,285	2,642
Other liabilities	3,500	3,040
Stockholders’ equity	47,045	50,594
Total liabilities and stockholders’ equity	$62,855	$69,561

Summarized results of MNI are as follows:

(Thousands)	2008	2007	2006

Operating revenue	$100,352	$111,968	$121,541
Operating expenses, excluding depreciation and amortization	84,345	81,793	91,572
Operating income	11,949	25,871	25,129
Net income	8,080	16,334	15,714

Company’s 50% share of net income	$4,040	$8,167	$7,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from associated companies in the Consolidated Balance Sheets consist of dividends due from MNI. Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue and totaled $11,095,000, $10,636,000, and $10,425,000 in 2008, 2007 and 2006, respectively.

In April 2008, one of MNI’s daily newspapers in Madison, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustments and other transition costs of $2,578,000 in 2008.

In 2006, MNI sold its Shawano, Wisconsin daily newspaper and commercial printing operation. MNI recognized an after tax loss of $1,002,000 on the sale.

Certain other information relating to the Company’s investment in MNI is as follows:

(Thousands)	September 28 2008	September 30 2007

Company’s share of:
Stockholders’ equity	$23,522	$25,297
Undistributed earnings	23,272	25,047

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities, which are comprised of debt securities issued by the U.S. government and agencies, and which include certain of the Company’s restricted cash and investments, are classified as available-for-sale securities at September 28, 2008 and September 30, 2007, and consist of the following:

(Thousands)	September 28 2008	September 30 2007

Amortized cost	$118,347	$89,979
Gross unrealized gains	899	605
Gross unrealized losses	(219)	(1)
Fair value	$119,027	$90,583

Proceeds from the sale of such securities total $87,873,000 in 2008, $78,018,000 in 2007, and $68,043,000 in 2006. No significant gross realized gains or losses were realized in 2008, 2007 and 2006.

The amortized cost and fair value of marketable securities at September 28, 2008, by contractual maturity, are as follows. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(Thousands)	Amortized Cost	Fair Value

Due in one year or less	$66,119	$66,149
Due after one year through five years	52,228	52,878
	$118,347	$119,027

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands)	2008	2007

Goodwill, beginning of year, as previously reported	$1,505,460	$1,498,830
Goodwill, included in assets of discontinued operations	-	(8,897)
Goodwill, beginning of year, as reclassified	1,505,460	1,489,933
Goodwill, related to redeemable minority interest	55,594	-
Goodwill related to acquisitions	(25,098)	15,527
Goodwill impairment	(908,977)	-
Other	44	-
Goodwill, end of year	$627,023	$1,505,460

In 2008, the Company recorded a reduction to goodwill totaling $25,098,000 to reflect a correction to the original 2005 purchase accounting of Pulitzer. The adjustment also reduced deferred income taxes by $25,098,000. There is no impact on earnings or stockholders’ equity from such adjustments.

In 2007, the Company recorded an adjustment to goodwill of $13,616,000 to reflect the resolution of tax uncertainties associated with the acquisition of Pulitzer. Also in 2007, the Company recorded $1,911,000 of goodwill associated with its acquisition of several newspaper distribution businesses.

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	September 28 2008	September 30 2007

Nonamortized intangible assets:
Mastheads	$59,869	$73,105
Amortizable intangible assets:
Customer and newspaper subscriber lists	921,642	1,066,189
Less accumulated amortization	280,359	225,130
	641,283	841,059
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,626	28,590
	32	68
	$701,184	$914,232

The Company analyzes its goodwill and other nonamortized intangible assets for impairment on an annual basis at the end of its fiscal year, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. Due primarily to the continuing, and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of March 30, 2008 and again as of September 28, 2008.

As a result, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. The Company recorded $281,564,000 of income tax benefit related to these charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, the Company, based on its analysis and in conjunction with its ongoing requirement to assess the estimated useful lives of intangible assets, concluded that the period of economic benefit of certain identified intangible assets related to the Pulitzer acquisition had decreased. As a result, the weighted-average useful life of customer lists, including those of TNI, was decreased from approximately 21 years to 17 years. The change in estimated useful life of such assets resulted in recognition of additional amortization expense of $1,847,000 in 2006, of which $469,000 is recorded in equity in earnings of TNI. This change in amortization expense has no impact on the Company’s cash flows.

In 2006, the Company also recorded a separate non-cash charge of $5,424,000 to reduce the value of nonamortized masthead intangible assets of Pulitzer, of which $4,837,000 is recorded in amortization expense and $587,000 is recorded in equity in earnings of TNI. The Company uses a royalty approach to value such assets. Lower than expected revenue growth resulted in the change in value.

Annual amortization of intangible assets for the five years ending September 2013 is estimated to be $48,355,000 $48,278,000, $47,638,000, $45,744,000, and $42,085,000, respectively.

7	DEBT

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions (the Lenders). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and consists of a $950,000,000 A Term Loan, $35,000,000 B Term Loan and $450,000,000 revolving credit facility.

The Credit Agreement also provided the Company with the right, with the consent of the administrative agent, to request at certain times prior to June 2012 that one or more Lenders provide incremental term loan commitments of up to $500,000,000, subject to certain requirements being satisfied at the time of the request. The Credit Agreement matures in June 2012 and amended and replaced a $1,550,000,000 credit agreement consummated in 2005.

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50%; provided however, that Pulitzer and its subsidiaries will not be required to enter into such guaranty for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement was secured by first priority security interests in the stock and other equity interests owned by the Company and each guarantor in their respective subsidiaries. Both the guaranties and the collateral that secures them will be released in their entirety at such time as the Company achieves a total leverage ratio of less than 4.25:1 for two consecutive quarterly periods.

Debt under the A Term Loan and revolving credit facility bore interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility was the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable was a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans: 0.625% to 1% (0.875% at September 28, 2008) depending, in each instance, upon the Company’s leverage ratio at such time.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. Total A Term Loan payments in 2008, 2007 and 2006 are $62,250,000, $44,375,000 and $24,000,000, respectively. The Company repaid the B Term Loan in full in 2006.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants included a maximum total leverage ratio (5.25:1 at September 28, 2008). The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equaled $1,182,856,000 at September 28, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The Company’s total leverage ratio at September 28, 2008 was 5.20:1. The Credit Agreement also included a minimum interest expense coverage ratio of 2.5:1. The Company’s interest expense coverage ratio at September 28, 2008 was 3.2:1. As of September 28, 2008, the Company is in compliance with such covenants, as waived or amended from time to time.

The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2008, 2007 and 2006 met required repayments related to the Company’s sales transactions.

The Credit Agreement requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its Excess Cash Flow, as defined, beginning in 2008. The Company has Excess Cash Flow of approximately $62,000,000 in 2008 and, as a result, will be paying approximately $46,500,000 originally due under the A Term Loan in March and June 2009, in December 2008. The acceleration of such payments due to Excess Cash Flow does not change the due dates of other A Term Loan payments.

Amendments to Credit Agreement

In 2009, the Credit Agreement was amended (the 2009 Amendments).

Under the 2009 Amendments, the Company and certain of its subsidiaries pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer, the Company’s ownership in interest in MNI and certain employee benefit plan assets are excluded.

The 2009 Amendments reduce the amount available under the revolving credit facility to $375,000,000 and eliminate the incremental term loan facility. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Other covenants ensure that substantially all future cash flows of the Company are required to be directed for debt reduction.

Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of its Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Company may hold to $15,000,000.

Under the 2009 Amendments, the Company’s credit spreads will generally increase 200 basis points from the current pricing grid. The maximum rate (for leverage greater than 6.25:1) will be increased to LIBOR plus 400 basis points. At the September 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 300 basis points.

Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 5.25:1 to 6.25:1 in September 2008, increase to 6.5:1 in December 2008, increase to 6.75:1 in March 2009, decrease to 6.5:1 in December 2009, decrease to 6.25:1 in September 2010 and decrease to 4.5:1 in December 2010. Each change in the leverage ratio limit noted above is effective on the last day of the fiscal quarter.

The interest expense coverage ratio limit will decline from 2.5:1 to 2.0:1 through March 2009, decrease thereafter to 1.7:1 through September 2009, increase thereafter to 1.8:1 through December 2009, increase thereafter to 1.9:1 through March 2010, increase thereafter to 2.0:1 through September 2010, and increase thereafter to 2.5:1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid a fee of 0.5% to consenting lenders, which along with the related expenses, totals $6,277,000.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Noteholders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Noteholders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald, Inc.) and Pulitzer, Herald, Inc. agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. In December 2006, Herald Inc. assigned its assets and liabilities to Herald.

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At September 28, 2008, Pulitzer is in compliance with such covenants, as waived or amended from time to time. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain the Reserve, consisting of cash and investments in U.S. government securities, totaling approximately $126,060,000 at September 28, 2008. The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 19.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes.

The purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2009, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due to, or reduce the amount of interest to be paid to, the Noteholders.

The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015.

2009 Waivers

In December 2008, certain covenant violations related to the Credit Agreement and Pulitzer Notes, as applicable, were waived (the 2009 Waivers). The 2009 Waivers relate to the going concern modification of the auditors’ reports on the Consolidated Financial Statements of the Company, and the separate financial statements of Pulitzer and PD LLC for 2008, and a delay in the timing of delivery of 2008 year end covenant compliance information related to the Credit Agreement and the Pulitzer Notes. Waivers were also obtained related to a violation of the Consolidated Net Worth (as defined) covenant as of September 28, 2008 and as of December 28, 2008 under the Pulitzer Notes. The 2009 Waivers under the Credit Agreement and Pulitzer Notes expire March 30, 2009 and January 16, 2009, respectively. The Company is required to provide final 2008 year end covenant compliance information related to the Credit Agreement no later than January 5, 2009.

The Company paid fees and expenses related to the 2009 Waivers totaling $1,874,000.

Liquidity

The Company’s ability to operate as a going concern is dependent on its ability to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed.

The Company’s indebtedness could adversely affect its financial health in any or all of the following ways:

•

Substantially all of the cash flows of the Company are required to be applied to payment of debt interest and principal, reducing funds available for investment, capital expenditures and other purposes;

•

The Company reported significant net losses in 2008, due to impairment of goodwill and other assets resulting from the continuing and increasing difference between its stock price and the per share carrying value of its net assets. Reduced expectations of future cash flows were also an important factor in the determination of such impairment charges;

•	The Company’s flexibility to react to changes in economic and industry conditions may be more limited;
•	Increasing leverage could make the Company more vulnerable in the event of additional deterioration of general economic conditions or other adverse events; and
•	There could be a material impact on the Company’s business if it is unable to meet the conditions of its debt agreements or obtain replacement financing.

The Company generated cash flows in 2008 sufficient to reduce net debt by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company does not have sufficient cash flows to meet both its requirements for 2009 operations and repayment of the Pulitzer Notes.

2009 principal payments required under the Credit Agreement totaling $142,500,000 are expected to exceed the Company’s cash flows available for such payments. As a result, the Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the 2009 principal payments required. At September 28, 2008, the Company had $207,000,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments, letters of credit and other commitments, has approximately $162,000,000 available for future use.

Principal payments under the Credit Agreement totaling $166,250,000 are due in 2010. The Company expects to utilize the remainder of its capacity under its revolving credit facility to fund a portion of the 2010 principal payments required.

The Pulitzer Notes mature in April 2009. The Company is actively engaged in discussions with the Noteholders, and to the extent their approval may also be required, the Lenders, to extend or refinance the Pulitzer Notes. The Company has also initiated discussions with the Lenders related to changes to the Credit Agreement to maintain sufficient long-term liquidity. However, the timing and ultimate outcome of such discussions cannot be determined at this time due in part, to the abnormal condition of the domestic credit markets and the overall recessionary operating environment in which the Company, Pulitzer, and other publishing companies are currently operating. Continuing instability or further disruptions of these markets could prohibit or make it more difficult for the Company to access new capital, increase the cost of capital or limit its ability to refinance existing indebtedness.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, including expiration of existing waivers, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which would impair the ability of the Company to operate its business as a going concern.

Debt consists of the following:

	Balance		Interest Rate(s)
(Thousands)	September 28 2008	September 30 2007	September 28 2008

Credit Agreement:
A Term Loan	$819,375	$881,625	3.55-3.69%
Revolving credit facility	207,000	208,000	3.35-5.0
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	5,265	13,255
	1,337,640	1,408,880
Less current maturities	1,337,640	62,250
	$-	$1,346,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 28, 2008, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 4.95%.

Aggregate maturities of debt for each of the five years ending September 2013 are $448,500,000, $166,250,000, $261,250,000, and $456,375,000, respectively. Because the timing and ultimate outcome of discussions to extend or refinance the Pulitzer Notes cannot be determined at this time, and because of the potential for a cross default under the Credit Agreement related to expiration of waivers of current violations and/or potential future covenant violations under the Pulitzer Notes, the Company has classified all amounts outstanding under the Credit Agreement as a current liability in the Consolidated Balance Sheet at September 28, 2008.

8	INTEREST RATE EXCHANGE AGREEMENTS

At September 28, 2008, the Company has outstanding interest rate swaps in the notional amount of $200,000,000. The interest rate swaps have original terms of three to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000. The collars have a two year term and limit LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limit the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 28, 2008 and September 30, 2007, the Company recorded a liability and an asset of $3,337,000 and $1,438,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At September 28, 2008, after consideration of the interest rate swaps described above, approximately 62% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% or the principal amount of its debt.

The Company’s interest rate exchange agreements at September 28, 2008 consist of the following:

(Thousands)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 75,000	November 30, 2005	November 30, 2008	4.290%	$(201)
50,000	November 30, 2005	November 30, 2009	4.315	(722)
50,000	November 30, 2005	November 30, 2009	4.325	(728)
25,000	November 30, 2005	November 30, 2010	4.395	(530)
$200,000				$(2,181)

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	$(551)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(605)
$150,000				$(1,156)

9	PENSION PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost components of the Company’s pension plans are as follows:

(Thousands)	2008	2007	2006

Service cost for benefits earned during the year	$1,501	$1,909	$5,532
Interest cost on projected benefit obligation	9,333	9,172	9,191
Expected return on plan assets	(13,743)	(12,827)	(12,637)
Amortization of net gain	(1,697)	(1,355)	-
Amortization of prior service cost	(132)	(93)	-
Curtailment gains	-	(3,865)	(102)
Early retirement program benefits (see Note 19)	-	3,869	4,523
Net periodic pension cost (benefit)	$(4,738)	$(3,190)	$6,507

Net periodic pension cost (benefit) of $(238,000), $(2,136,000), and $605,000, is allocated to TNI in 2008, 2007, and 2006, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2008	2007

Benefit obligation, beginning of year	$167,838	$168,172
Service cost	1,501	1,909
Interest cost	9,333	9,172
Actuarial loss (gain)	(20,853)	985
Benefits paid	(10,345)	(10,813)
Change in plan provisions	(50)	(1,591)
Curtailment gains	-	(3,865)
Early retirement program benefits	-	3,869
Benefit obligation, end of year	147,424	167,838
Fair value of plan assets, beginning of year:	177,179	161,764
Actual return on plan assets	(13,738)	25,383
Benefits paid	(10,345)	(10,813)
Administrative expenses paid	(1,425)	-
Employer contributions	130	845
Fair value of plan assets, June 30 measurement date	151,801	177,179
Funded status – benefit obligation less than plan assets	(4,377)	(9,341)
Contributions made after measurement date	-	(130)
Net asset recognized in the Consolidated Balance Sheets	$(4,377)	$(9,471)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands)	September 28 2008	September 30 2007

Other non-current assets	$4,941	$9,591
Pension obligations	564	120
Accumulated other comprehensive income (before income taxes)	32,408	42,240

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 28 2008	September 30 2007

Unrecognized net actuarial gain	$30,901	$40,650
Unrecognized prior service benefit	1,507	1,590
	$32,408	$42,240

The Company expects to recognize $137,000 and $1,180,000 of unrecognized prior service benefit and unrecognized net actuarial gain, respectively, in net periodic pension cost in 2009.

The accumulated benefit obligation for the plans are $144,937,000 at September 28, 2008 and $161,701,000 at September 30, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $9,505,000, $9,505,000 and $8,941,000, respectively, at September 28, 2008.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 28 2008	September 30 2007

Discount rate	6.75%	5.75%
Rate of compensation increase	3.5	4.0

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2008	2007	2006

Discount rate	5.75%	5.75%	5.0%
Expected long-term return on plan assets	8.0	8.0	8.5
Rate of compensation increase	4.0	4.0	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets is as follows:

		Actual Allocation
Asset Class	Policy Allocation	September 28 2008	September 30 2007

Equity securities	65 to 70%	68%	71%
Debt securities	30 to 35	32	29

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

Subsequent to June 30, 2008, the fair value of plan assets declined to $108,951,000 at November 30, 2008. The decline in the value of plan assets is related to declines in worldwide equity and debt markets. In the event the value of plan assets does not recover to the June 30, 2008 level, the Company’s future pension expense and funding requirements may increase if the same level of benefits is maintained and is not offset by other changes in plan assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Based on its forecast at September 28, 2008, the Company expects to make contributions of $47,000 to its pension trust in 2009.

The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

(Thousands)

2009	$11,495
2010	11,105
2011	11,116
2012	11,256
2013	11,491
2014-2018	60,717

2007 Curtailment

In 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a curtailment gain of $1,791,000 and also recognized the Company’s 50% share of the $2,074,000 gain recognized by TNI. See Note 4.

Other Plans

The Company is obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,634,000 and $2,695,000 at September 28, 2008 and September 30, 2007, respectively.

Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing the Company’s required contributions to these plans, is approximately $2,230,000 in 2008, $597,000 in 2007, and $679,000 in 2006.

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

Effective September 30, 2007 the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 requires the Company to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of Statement 158 resulted in a decrease in liabilities in the aggregate amount of $23,540,000, and an increase in stockholders’ equity of $13,968,000, net of the related income tax effect.

The Company uses a June 30 measurement date for all of its postretirement obligations.

The net periodic postretirement benefit cost components for the Company’s postretirement plans are as follows:

(Thousands)	2008	2007	2006

Service cost for benefits earned during the year	$2,100	$2,099	$3,377
Interest cost on projected benefit obligation	6,610	6,932	6,588
Expected return on plan assets	(2,194)	(2,189)	(2,071)
Amortization of net gain	(633)	(101)	-
Amortization of prior service cost	(233)	(175)	-
Curtailment gain	-	(1,940)	-
Early retirement program benefits	-	386	660
Net periodic postretirement benefit cost	$5,650	$5,012	$8,554

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2008	2007

Benefit obligation, beginning of year	$118,278	$127,133
Service cost	2,100	2,099
Interest cost	6,610	6,932
Actuarial gain	(18,156)	(10,410)
Benefits paid, net of premiums received	(6,079)	(6,160)
Change in plan provisions	-	(3,027)
Curtailment gain	-	801
Medicare Part D subsidies	392	524
Early retirement program benefits	-	386
Benefit obligation, end of year	103,145	118,278
Fair value of plan assets, beginning of year	44,885	45,789
Actual return on plan assets	3,076	1,645
Employer contributions	2,513	3,087
Benefits paid	(5,688)	(5,636)
Fair value of plan assets, June 30 measurement date	44,786	44,885
Funded status – benefit obligation in excess of plan assets	58,359	73,393
Funding changes made after measurement date	1,122	(191)
Net liability recognized in the Consolidated Balance Sheets	$59,481	$73,202

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands)	September 28 2008	September 30 2007

Current portion of benefit obligation	$ 4,260	$ 4,610
Postretirement benefit obligations	55,221	68,592
Accumulated other comprehensive income (before income tax benefit)	41,712	23,540

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 28 2008	September 30 2007

Unrecognized net actuarial gain	$39,093	$20,688
Unrecognized prior service benefit	2,619	2,852
	$41,712	$23,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to recognize $233,000 and $2,056,000 of unrecognized prior service benefit and unrecognized net actuarial gain, respectively, in net periodic postretirement benefit cost in 2009.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 28 2008	September 30 2007

Discount rate	6.75%	5.75%
Expected long-term return on plan assets	5.75	5.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2008	2007	2006

Discount rate	5.75%	5.75%	5.0%
Expected long-term return on plan assets	5.0	5.0	5.0

Assumed health care cost trend rates are as follows:

	September 28 2008	September 30 2007

Health care cost trend rates	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5-5.0%	4.5-5.0%
Year in which the rate reaches the ultimate trend rate	2011	2011

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2008:

	One Percentage Point
(Thousands)	Increase	Decrease

Effect on net periodic postretirement benefit cost	$1,015	$(843)
Effect on postretirement benefit obligation	10,880	(9,254)

Plan Assets

The weighted-average asset allocation of the Company’s postretirement fund at September 28, 2008 and September 30, 2007, is as follows:

Asset Class	Policy Allocation	Actual Allocation

Debt securities	100%	100%

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. In 2009, the investment policy allocation was revised to allow a mix of debt and equity investments.

The postretirement fund holds no Company securities, directly or through separate accounts.

Subsequent to June 30, 2008, the fair value of plan assets declined to $41,967,000 at November 30, 2008. The decline in the value of plan assets is related to declines in worldwide debt markets. In the event the value of plan assets does not recover to the June 30, 2008 level, the Company’s future expense and funding requirements may increase if the same level of benefits is maintained and is not offset by other changes in plan assumptions.

Cash Flows

Based on its forecast at September 28, 2008, the Company expects to contribute $4,260,000 to its postretirement plans in 2009. The impact of possible reductions in 2009 funding requirements from modifications to the plans, as described under “2009 Changes to Plans” below, has not been determined.

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

The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2009	$7,830	$(570)	$7,260
2010	8,050	(600)	7,450
2011	8,240	(620)	7,620
2012	8,330	(650)	7,680
2013	8,340	(680)	7,660
2014-2018	39,840	(3,890)	35,950

2009 Changes to Plans

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes are expected to reduce annual net periodic postretirement medical cost by approximately $5,400,000, beginning in January 2009, and will reduce the benefit obligation by approximately $27,500,000, effective in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Curtailment

In 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a curtailment gain of $1,940,000.

Postemployment Plan

The Company’s postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, is $3,546,000 at September 28, 2008 and $3,644,000 at September 30, 2007.

11	OTHER RETIREMENT PLANS

Substantially all of the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $24,325,000 in 2008, $24,664,000 in 2007, and $25,060,000 in 2006.

In conjunction with the acquisition of Pulitzer, an existing supplemental benefit retirement plan (SERP) was amended and converted into an individual account plan. An account was established for each participant and was credited with an amount representing the present value of the participant’s accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest was credited to each account at an annual rate of 5.75%. The SERP, as amended, was liquidated in 2008, at which time each participant received a lump sum payment equal to the balance in his account. Retired participants continued to receive annuity payments until the liquidation of the SERP. The final payment amount totals $17,926,000. At September 30, 2007, the Company’s liability under the SERP totaled $18,140,000.

12	COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

Class B Common Stock has ten votes per share on all matters and generally votes as a class with Common Stock (which has one vote per share). The transfer of Class B Common Stock is restricted. Class B Common Stock is at all times convertible into shares of Common Stock on a share-for-share basis. Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. All outstanding Class B Common Stock converts to Common Stock when the shares of Class B Common Stock outstanding total less than 5,600,000 shares. At November 30, 2008, there were 5,931,150 shares of Class B Common Stock outstanding.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of Common Stock and Class B Common Stock (collectively Common Shares) of the Company. Rights are attached to, and automatically trade with, the Company’s Common Shares.

In January 2008, the Board of Directors approved an amendment to the Plan. The amendment increased the beneficial ownership threshold to 25% from 20% for stockholders purchasing Common Stock for passive investment only and decreased the threshold to 15% for all other investors. In addition, the amendment extended the expiration of the Plan to May 31, 2018 from May 31, 2008.

Rights become exercisable only in the event that any person or group of affiliated persons other than a passive investor becomes a holder of 15% or more of the Company’s outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 15% of the Company’s outstanding Common Shares. Once the Rights become exercisable, they entitle all other stockholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 15% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration.

13	STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $5,905,000, $7,193,000, and $7,693,000, in 2008, 2007, and 2006, respectively.

Stock Options

The Company has reserved 1,682,363 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2008	2007	2006

Under option, beginning of year	1,195	939	981
Granted	-	304	177
Exercised	-	(1)	(113)
Canceled	(932)	(47)	(106)
Under option, end of year	263	1,195	939

Exercisable, end of year	171	749	627

Weighted average prices of stock options are as follows:

	2008	2007	2006

Granted	$-	$28.72	$39.56
Exercised	-	21.50	32.94
Under option, end of year	34.69	35.61	37.96

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted.

	2007	2006

Dividend yield	2.5%	1.7%
Volatility	18.7%	21.7%
Risk-free interest rate	4.5%	4.4%
Expected life (years)	4.7	4.7
Estimated fair value	$5.16	$8.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options outstanding at September 28, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$25 to 30	118,660	7.5	$28.68	43,394	$28.62
30 to 35	34,341	4.1	32.67	34,341	32.67
35 to 40	57,395	6.0	38.47	40,782	38.05
40 to 45	27,008	5.1	43.26	27,008	43.26
45 to 50	25,732	6.1	47.63	25,732	47.63
	263,136	6.3	$34.69	171,257	$36.84

Total unrecognized compensation expense for unvested stock options at September 28, 2008 is $248,000, which will be recognized over a weighted average period of 1 year. In 2008, the Company canceled 852,000 outstanding stock options for certain of its key employees who voluntarily tendered such options to the Company for cancellation and termination without consideration or promise of consideration for their shares.

The exercise of stock options in 2007 and 2006 resulted in cash proceeds of $28,000 and $3,711,000, respectively, and income tax benefits of $3,000 and $215,000, respectively. There were no exercises of stock options in 2008.

The intrinsic value of stock options exercised in 2007 and 2006 is $7,000 and $552,000 respectively. The aggregate intrinsic value of options outstanding and exercisable at September 28, 2008, is zero.

Restricted Common Stock

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability.

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2008	2007	2006

Outstanding, beginning of year	416	335	279
Granted	482	197	165
Vested	(112)	(106)	(88)
Forfeited	(40)	(10)	(21)
Outstanding, end of year	746	416	335

Weighted average grant date fair values of restricted Common Stock are as follows:

	2008	2007	2006

Outstanding, beginning of year	$36.60	$43.91	$44.98
Granted	15.02	28.73	40.73
Vested	46.66	45.24	41.79
Forfeited	27.95	34.94	42.03
Outstanding, end of year	21.60	36.60	43.91

The fair value of restricted Common Stock vested in 2008, 2007, and 2006 is $1,743,000, $3,004,000, and $3,466,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock as of September 28, 2008 is $5,464,000, which will be recognized over a weighted average period of 1.7 years.

At September 28, 2008, 1,419,227 shares are available for granting of stock options or issuance of restricted Common Stock.

In November 2008, the Company suspended future grants under its stock compensation program until further notice.

Stock Purchase Plans

The Company has 270,000 shares of Common Stock available for issuance pursuant to the Company’s Employee Stock Purchase Plan (ESPP). April 30, 2009 is the exercise date for the current offering. In 2007, the purchase price provision of the ESPP was amended to 85% of the fair market value on the exercise date, beginning with the current offering. The Company’s expense in 2008 and 2007 is based on the difference between the fair value of shares purchased and the purchase price. The weighted-average fair values of purchase rights granted under the ESPP in 2006, computed using the Black-Scholes option-pricing model, is $6.53.

In 2008, 2007, and 2006 employees purchased 150,000, 121,000, and 131,000, shares, respectively, under the ESPP at a price of $6.60 in 2008, $22.48 in 2007, and $26.11 in 2006. The market value on the purchase date was $7.77 in 2008, $26.18 in 2007, and $30.80 in 2006.

The Company also has 8,700 shares of Common Stock available for issuance under the Company’s Supplemental Employee Stock Purchase Plan (SPP). Under the SPP, an offering period is each three-month calendar quarter, unless changed, and the last business day of each calendar quarter is the exercise date for such quarterly offering period. The purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period.

Employees purchased 73,000, 25,000, and 23,000 shares, respectively, at a weighted average price of $5.20 in 2008, $19.47 in 2007, and $25.67 in 2006 under the SPP. The weighted average market values on the purchase dates in 2008, 2007, and 2006 are $6.11, $22.91, and $30.20 respectively.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands)	2008	2007	2006

Current:
Federal	$24,442	$36,623	$61,270
State	3,383	3,881	9,175
Deferred	(256,398)	(6,309)	(30,452)
	$(228,573)	$34,195	$39,993

Continuing operations	$(234,202)	$33,828	$39,508
Discontinued operations	5,629	367	485
	$(228,573)	$34,195	$39,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

	2008	2007	2006

Computed “expected” income tax expense	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.0)	3.0	3.0
Net income of associated companies taxed at dividend rates	(0.1)	(2.0)	(2.0)
Domestic production deduction	(0.1)	(0.8)	(0.8)
Resolution of tax matters	(0.3)	(5.9)	(0.3)
Impairment	14.9	-	-
Valuation allowance	2.6	-	-
Other	-	0.1	0.5
	(21.0)%	29.4%	35.4%

Substantial deferred income tax liabilities were recorded in 2005 as a result of acquisitions. Net deferred income tax liabilities consist of the following components:

(Thousands)	September 28 2008	September 30 2007

Deferred income tax liabilities:
Property and equipment	$(46,110)	$(51,485)
Equity in undistributed earnings of affiliates	(1,784)	(2,041)
Investment in Tucson newspaper partnership	(20,905)	(62,284)
Identified intangible assets	(144,706)	(417,609)
	$(213,505)	$(533,419)

Deferred income tax assets:
Accrued compensation	$11,445	$19,468
Allowance for doubtful accounts and losses on loans	2,487	5,192
Pension and postretirement benefits	26,171	32,307
Long-term debt and interest rate exchange agreements	(375)	(397)
State operating loss carryforwards	13,266	12,708
Other	9,340	4,501
	62,334	73,779
Valuation allowance	(41,454)	(11,435)
Net deferred income tax liabilities	$(192,625)	$(471,075)

Net deferred income tax liabilities are classified as follows:

(Thousands)	September 28 2008	September 30 2007

Current assets	$3,675	$7,343
Non-current liabilities	(196,300)	(478,418)
Net deferred income tax liabilities	$(192,625)	$(471,075)

The Company adopted the provisions of FIN 48, as of October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $1,733,000 increase in income taxes payable, which was accounted for as a reduction of retained earnings. The Company also recognized a $196,000 purchase accounting-related decrease in income taxes payable, which was accounted for as a decrease in goodwill.

A reconciliation of 2008 changes in gross unrecognized tax benefits is as follows:

(Thousands)	2008

Balance, beginning of year, on adoption of FIN 48	$14,433
Increases in tax positions for prior years	151
Increases in tax positions for the current year	1,097
Lapse in statute of limitations	(2,866)
Balance, end of year	$12,815

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10,409,000 at October 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,858,000 at September 28, 2008 and $2,268,000 at October 1, 2007. There were no amounts provided for penalties at September 28, 2008.

The Company estimates that it is reasonably possible that up to $3,168,000 net of tax, of uncertain tax benefits associated with federal and state income tax return issues could be recognized in 2009 as a result of ongoing federal and state income tax examinations, anticipated state and federal settlements and expiration of statutes of limitations.

At September 28, 2008, the Company has approximately $343,146,000 of net operating loss carryforwards for state tax purposes that expire between 2009 and 2028. Such loss carryforwards result in a deferred income tax asset of $13,266,000 at September 28, 2008, of which $11,952,000 is offset by a valuation allowance. An increase in the valuation allowance of $29,502,000 was recorded in 2008 due to the uncertainty certain of such deferred tax assets will be realized.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $7,589,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of TCT are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. The fair value of the Company’s fixed rate debt at September 30, 2007 follows and is estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company’s fixed rate debt consists of the $306,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 7, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of September 28, 2008, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

(Thousands)	September 30 2007

Carrying amount	$319,255
Fair value	316,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Common Share Data)	2008	2007	2006

Income (loss) available to common stockholders:
Continuing operations	$(889,032)	$80,328	$70,778
Discontinued operations	285	671	54
	$(888,747)	$80,999	$70,832

Weighted average Common Shares	45,478	46,088	45,763
Less non-vested restricted Common Stock	665	417	342
Basic average Common Shares	44,813	45,671	45,421
Dilutive stock options and restricted Common Stock	-	133	125
Diluted average Common Shares	44,813	45,804	45,546

Earnings (loss) per common share:
Basic:
Continuing operations	$(19.84)	$1.76	$1.56
Discontinued operations	0.01	0.01	-
	$(19.83)	$1.77	$1.56

Diluted:
Continuing operations	$(19.84)	$1.75	$1.55
Discontinued operations	0.01	0.01	-
	$(19.83)	$1.77	$1.56

For 2008, 2007 and 2006, the Company had 263,000, 1,128,000, and 842,500 weighted average shares, respectively, subject to issuance under its stock option and employee stock purchase plan that have no intrinsic value and are not considered in the computation of earnings (loss) per common share.

17	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable is as follows:

(Thousands)	2008	2007	2006

Balance, beginning of year	$10,266	$11,247	$9,303
Additions charged to expense	5,977	5,727	7,232
Deductions from reserves	(9,596)	(6,708)	(5,288)
Balance, end of year	$6,647	$10,266	$11,247

18	OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands)	September 28 2008	September 30 2007

Compensation	$21,706	$31,006
Retirement and stock purchase plans	13,486	33,501
Interest	8,872	14,790
Other	16,352	16,739
	$60,416	$96,036

Cash payments are as follows:

(Thousands)	2008	2007	2006
Interest	$80,960	$86,767	$101,018
Income taxes, net of refunds	26,173	55,693	28,403

Components of accumulated other comprehensive income, net of deferred income taxes, are as follows:

(Thousands)	September 28 2008	September 30 2007

Unrealized gain (loss) on interest rate exchange agreements	$(2,069)	$892
Unrealized gain on available-for-sale securities	434	388
Pension and postretirement benefits	44,828	40,912
Total accumulated other comprehensive income	$43,193	$42,192

19	COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2013 and thereafter are $4,634,000, $3,667,000, $3,305,000, $2,656,000, $2,027,000 and $6,123,000, respectively. Total operating lease expense is $5,325,000, $5,518,000, and $5,354,000, in 2008, 2007, and 2006, respectively.

Capital Expenditures

At September 28, 2008, the Company had construction and equipment purchase commitments totaling approximately $5,211,000.

St. Louis Post-Dispatch Early Retirement Programs

In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which includes enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense in 2007. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits. Cash payments of $442,000 were made in 2007, and the remainder was paid in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the Operating Agreement, Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald, as successor to Herald Inc., holds a 5% interest. Until March 30, 2008, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

On May 1, 2010, the 2010 Redemption will provide Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. Based on this formula, the present value of the 2010 Redemption at September 28, 2008, is approximately $72,031,000. The Company concluded the remaining amount of this potential liability should be recorded in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings.

Recording of the liability for the 2010 Redemption in 2008 also resulted in an increase in loss available to common stockholders and loss per common share of $8,838,000 and $0.20 respectively, which accounts primarily for the time value of the increase in the liability since the acquisition of Pulitzer on June 3, 2005.

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

Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the 2010 Redemption described above), Herald will be entitled to the liquidating value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer (the 2015 Liquidation). That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5%, but will be reduced (but not below 1%) to the extent that the present value to May 1, 2000 of the after tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described below, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

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

Stock Repurchase Program

In 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. In 2008, 1,722,280 shares have been acquired and returned to authorized shares at an average price of $10.98.

The 2009 Amendments to the Credit Agreement require the Company to suspend share repurchases until its total leverage ratio is less than 4.5:1.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FIN 48. The Company is unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 14.

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

In June 2006, the Company received a notice of deficiency asserting transferee liability for federal income taxes and penalties, excluding interest, totaling $25,200,000 related to the acquisition of assets by the Company in 2000. In August 2006, the IRS rescinded the notice of deficiency and issued a letter, which allowed the Company to initially pursue this matter at the IRS Appeals level. In February 2007, the IRS informed the Company that it does not intend to pursue the claim. In 2007, the IRS completed its audit of 2003 and 2004 without any adjustment corresponding to this matter. As a result of those developments and the resolution of certain state audits, the Company reduced income tax expense by $2,811,000 in 2008 and $6,880,000 in 2007.

The IRS has completed its review of the Company’s income tax returns through 2004 and is presently examining income tax returns of Pulitzer for 2003, 2004 and 2005. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2008, the Company was served with a lawsuit by a group of California newspaper carriers claiming to be employees and not independent contractors of the Company. Since the suit is in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

20	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2006, the FASB issued Statement 158. The Company adopted the recognition and disclosure provisions of Statement 158 as of September 30, 2007.

Statement 158 will also require the Company to change its measurement date to the last day of the fiscal year from a date three months prior to the end of the fiscal year, beginning in 2009. The change in measurement date will require a one-time adjustment to accumulated deficit, the effect of which cannot be determined at this time. None of the changes required will impact the Company’s results of operations or cash flows.

In 2006, the FASB issued Statement 157, Fair Value Measurements, which defines fair value, provides guidelines for measuring fair value and expands disclosure requirements. Statement 157 does not require any new fair value measurement but applies to the accounting pronouncements that require or permit fair value measurement. Statement 157 is effective for the Company in 2009. The Company does not anticipate that the implementation of Statement 157 will have a material impact on its financial position, results of operation, or cash flows. The FASB has deferred the effective date of this pronouncement until 2010 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.

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

21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
(Thousands, Except Per Common Share Data)	1st	2nd	3rd	4th

2008

Operating revenue	$279,856	$247,725	$256,394	$244,893

Income from continuing operations	$21,788	$(705,553)	$3,539	$(199,968)
Discontinued operations	338	(1)	(52)	-
Net income (loss)	$22,126	$(705,554)	$3,487	$(199,968)
Income (loss) available to common stockholders	$22,126	$(713,037)	$2,832	$(200,668)

Earnings per common share:
Basic:
Income from continuing operations	$0.48	$(15.90)	$0.07	$(4.53)
Discontinued operations	0.01	-	-	-
	$0.48	$(15.90)	$0.06	$(4.53)

Diluted:
Income from continuing operations	$0.48	$(15.90)	$0.06	$(4.53)
Discontinued operations	0.01	-	-	-
	$0.48	$(15.90)	$0.06	$(4.53)

2007

Operating revenue	$298,489	$259,967	$279,500	$282,239

Income from continuing operations	$26,523	$11,848	$22,139	$19,819
Discontinued operations	128	43	352	147
Net income	$26,651	$11,891	$22,491	$19,966

Earnings per common share:
Basic:
Income from continuing operations	$0.58	$0.26	$0.48	$0.43
Discontinued operations	-	-	0.01	-
	$0.58	$0.26	$0.49	$0.44

Diluted:
Income from continuing operations	$0.58	$0.26	$0.48	$0.43
Discontinued operations	-	-	0.01	-
	$0.58	$0.26	$0.49	$0.44

Results of operations for the second, third and fourth quarters of 2008 include non-cash impairment charges, net of deferred income taxes, of $708,587,000, $8,605,000 and $176,530,000, respectively. Income taxes for the fourth quarter of 2008 include additional income tax expense of $29,502,000 related to an increase in the valuation allowance for deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheet of Lee Enterprises, Incorporated and subsidiaries as of September 28, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the 52-week period ended September 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 28, 2008, and the results of their operations and their cash flows for the 52-week period ended September 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 and note 7 to the consolidated financial statements, the Company has short-term obligations that cannot be satisfied by available funds and has incurred violations of debt covenants that subject the related principal amounts to acceleration, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 31, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

We also have audited the adjustments described in Note 3 to the consolidated financial statements that were applied to restate the 2007 and 2006 consolidated financial statements to reflect the results of discontinued operations related to the 2008 divestiture. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 and 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 and 2006 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Chicago, Illinois

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, the accompanying Consolidated Balance Sheet of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2007, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity, and Cash Flows for the years ended September 30, 2007 and 2006 (the 2007 and 2006 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 3 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2007 and 2006 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries at September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements and, accordingly, we do not express an opinion or any form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

As discussed in Notes 9 and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which changed its method of accounting for pension and other post retirement benefits as of September 30, 2007.

Davenport, Iowa

November 29, 2007