Form 10-Q
period 2008-12-28
LEE ENTERPRISES, INC
filed 2009-02-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 28, 2008

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 28, 2008, 39,019,847 shares of Common Stock and 5,912,657 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on, Lee Enterprises, Incorporated’s (the Company) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond its control, are the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in advertising demand, newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in maintaining employee and customer relationships, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents. The words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended
(Thousands, Except Per Common Share Data)	December 28, 2008	December 30, 2007

Operating revenue:
Advertising	$184,583	$217,570
Circulation	47,556	49,805
Other	11,416	12,481
Total operating revenue	243,555	279,856
Operating expenses:
Compensation	94,483	108,194
Newsprint and ink	25,154	25,103
Other operating expenses	69,950	74,126
Depreciation	8,296	8,159
Amortization of intangible assets	12,103	14,872
Impairment of goodwill	67,781	-
Unrealized losses on property and equipment	2,264	-
Workforce adjustments	838	-
Total operating expenses	280,869	230,454
Equity in earnings of associated companies	3,064	4,301
Operating income (loss)	(34,250)	53,703
Non-operating income (expense):
Financial income	1,271	1,796
Financial expense	(20,008)	(20,850)
Total non-operating expense, net	(18,737)	(19,054)
Income (loss) before income taxes	(52,987)	34,649
Income tax expense (benefit)	(5,524)	12,254
Minority interest	170	607
Income (loss) from continuing operations	(47,633)	21,788
Discontinued operations, net	(5)	338
Net income (loss)	(47,638)	22,126
Increase in redeemable minority interest	1,039	-
Net income (loss) available to common stockholders	(48,677)	22,126
Other comprehensive loss, net	(1,746)	(2,455)
Comprehensive income (loss) available to common stockholders	$ (50,423)	$ 19,671

Earnings (loss) per common share:
Basic:
Continuing operations	$(1.10)	$0.48
Discontinued operations	-	0.01
	$(1.10)	$0.48

Diluted:
Continuing operations	$(1.10)	$0.48
Discontinued operations	-	0.01
	$(1.10)	$0.48

Dividends per common share	$ -	$0.19

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	13 Weeks Ended
(Thousands, Except Per Share Data)	December 28, 2008	September 28, 2008
		Revised - See Note 2

ASSETS
Current assets:
Cash and cash equivalents	$ 26,177	$ 23,459
Accounts receivable, net	110,308	100,380
Inventories	15,197	18,952
Other	11,845	10,988
Total current assets	163,527	153,779
Investments	98,022	97,643
Restricted cash and investments	129,810	126,060
Property and equipment, net	286,199	292,828
Goodwill	559,242	627,023
Other intangible assets, net	689,081	701,184
Other	23,662	17,850
Total assets	$1,949,543	$2,016,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,362,576	$1,337,640
Accounts payable	36,922	53,827
Compensation and other accrued liabilities	50,631	60,416
Income taxes payable	6,189	5,431
Dividends payable	-	8,539
Unearned revenue	38,920	38,871
Total current liabilities	1,495,238	1,504,724
Pension obligations	2,778	2,803
Postretirement and postemployment benefit obligations	58,972	58,767
Deferred income taxes	176,147	187,869
Other	36,759	34,442
Redeemable and other minority interest	73,452	72,244
Total liabilities	1,843,346	1,860,849
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,040	78,222
December 28, 2008: 39,020 shares;
September 28, 2008: 39,111 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,826	11,958
December 28, 2008: 5,913 shares;
September 28, 2008: 5,979 shares
Additional paid-in capital	135,704	134,289
Accumulated deficit	(160,820)	(112,144)
Accumulated other comprehensive income	41,447	43,193
Total stockholders’ equity	106,197	155,518
Total liabilities and stockholders’ equity	$1,949,543	$2,016,367

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Cash provided by operating activities:
Net income (loss)	$(47,638)	$ 22,126
Results of discontinued operations	(5)	338
Income (loss) from continuing operations	(47,633)	21,788
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,399	23,031
Impairment of goodwill	67,781	-
Unrealized losses on property and equipment	2,264	-
Stock compensation expense	1,052	1,514
Accretion of debt fair value adjustment	(2,064)	(1,959)
Distributions greater than current earnings of associated companies	5	798
Decrease in deferred income taxes	(10,699)	(1,551)
Changes in operating assets and liabilities, net of acquisitions:
Increase in receivables	(9,928)	(10,184)
Decrease (increase) in inventories and other	3,809	(1,235)
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	(25,298)	(17,714)
Change in income taxes receivable or payable	758	17,647
Other, net	367	(189)
Net cash provided by operating activities of continuing operations	813	31,946
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(5,301)	(8,976)
Purchases of marketable securities	(26,635)	(39,469)
Sales or maturities of marketable securities	21,375	23,457
Increase in restricted cash	3,292	13,186
Acquisitions	-	(1,224)
Other, net	370	2,103
Net cash required for investing activities of continuing operations	(6,899)	(10,923)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	76,625	35,000
Payments on long-term debt	(49,625)	(56,000)
Financing costs	(9,702)	-
Common stock transactions, net	50	(424)
Cash dividends paid	(8,539)	(6,703)
Net cash provided by (required for) financing activities of continuing operations	8,809	(28,127)
Net cash provided by (required for) discontinued operations:
Operating activities	(5)	(9,075)
Investing activities	-	23,911
Net increase in cash and cash equivalents	2,718	7,732
Cash and cash equivalents:
Beginning of period	23,459	-
End of period	$ 26,177	$ 7,732

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of December 28, 2008 and its results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks ended December 28, 2008 are not necessarily indicative of the results to be expected for the full year.

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

References to 2009, 2008 and the like mean the fiscal year ended the last Sunday in September.

Debt and Liquidity

As discussed more fully in Note 6 (and capitalized terms used below defined), the Company does not have sufficient cash flows to meet both its requirements for 2009 operations and the scheduled April 28, 2009 repayment of the Pulitzer Notes. The Company’s ability to extend or refinance the Pulitzer Notes as they become due, to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and Pulitzer Notes, and to avoid future events of default, are factors that raise significant uncertainty about the Company’s ability to continue as a going concern. The Company is actively engaged in discussions with the Noteholders of the Pulitzer Notes, and to the extent their approval may also be required, the Lenders under the Credit Agreement, to extend or refinance the Pulitzer Notes. However, the timing and ultimate outcome of such discussions cannot be determined at this time.

The Consolidated Financial Statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern.

2	CORRECTION OF AN ERROR

The Company recorded a $30,019,000 increase in the valuation allowance for deferred tax assets in the 13 weeks ended September 28, 2008. In the 13 weeks ended December 28, 2008, the Company determined that it had not considered the benefit of net operating loss carrybacks in its determination of the 2008 valuation allowance for deferred tax assets. The correction of this error results in a decrease of $8,431,000 in the valuation allowance included in net deferred income tax liabilities recorded as of September 28, 2008, a corresponding increase in income tax benefit in the 13 weeks ended September 28, 2008, and a decrease in diluted loss per common share of $0.19. The Company determined that the impact of this error on previously issued Consolidated Financial Statements is not material. The September 28, 2008 Consolidated Balance Sheet included herein has been revised to reflect the corrected amounts. The corrected amounts related to the 2008 Consolidated Statement of Operations and Comprehensive Income (Loss) will be reflected in subsequent filings on Form 10-K.

3	ACQUISITIONS AND DIVESTITURES

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

Divestitures

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000, which is recorded in discontinued operations. Results of DeKalb have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Operating revenue	$ -	$1,376

Income from discontinued operations	$ -	$ 128
Gain (loss) on sale of discontinued operations, before income taxes	(8)	5,867
Income tax expense (benefit)	(3)	5,657
	$(5)	$ 338

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

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Operating revenue	$21,998	$27,914
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	18,732	19,673
Curtailment gain	(1,332)	-
Workforce adjustments	102	247
Operating income	$ 4,496	$ 7,994

Company’s 50% share of operating income	$ 2,248	$ 3,997
Less amortization of intangible assets	379	1,585
Equity in earnings of TNI	$ 1,869	$ 2,412

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $591,000 and $221,000 in the 13 weeks ended December 28, 2008 and 13 weeks ended December 30, 2007, respectively.

Annual amortization of intangible assets of TNI is estimated to be $1,517,000 in each of the 52 week periods ending December 2009 through December 2012 and $1,340,000 in the 52 week period ending December 2013.

In January 2009, Citizen announced its intention to sell the assets of, or discontinue publication of, the Tucson Citizen by March 21, 2009.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Operating revenue	$23,384	$27,860
Operating expenses, excluding transition costs, depreciation and amortization	18,946	20,750
Depreciation and amortization	824	1,101
Operating income	$3,614	$6,009
Net income	$2,390	$3,778
Company’s 50% share of net income	$1,195	$1,889

Debt of MNI totaled $555,000 and $2,285,000 at December 28, 2008 and September 28, 2008, respectively.

In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in severance and other transition costs of $2,578,000 in 2008.

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	13 Weeks Ended December 28, 2008

Goodwill, beginning of period	$627,023
Goodwill impairment	67,781
Goodwill, end of period	$559,242

Identified intangible assets consist of the following:

(Thousands)	December 28, 2008	September 28, 2008

Nonamortized intangible assets:
Mastheads	$ 59,869	$ 59,869
Amortizable intangible assets:
Customer and newspaper subscriber lists	921,642	921,642
Less accumulated amortization	292,451	280,359
	629,191	641,283
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,637	28,626
	21	32
	$689,081	$701,184

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

Due primarily to the continuing and increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of December 28, 2008. Recent deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analysis. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of December 28, 2008.

The Company recorded a pretax, non-cash charge in the 13 weeks ended December 28, 2008 to reduce the carrying value of goodwill by $67,781,000. The Company recorded $13,460,000 of income tax benefit related to this charge.

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

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. The Company tested such assets for impairment as of December 28, 2008, as noted above, and concluded no adjustments to the useful lives of such assets were required.

Annual amortization of intangible assets for each of the 52 week periods ending December 2013 is estimated to be $48,351,000, $48,241,000, $47,385,000, $44,493,000 and $42,034,000, respectively.

6	DEBT

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

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50% (the Credit Parties); provided however, that Pulitzer and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement was secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

Debt under the A Term Loan and revolving credit facility bore interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility was the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable was a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans: 0.625% to 1.0% depending, in each instance, upon the Company’s leverage ratio at such time.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. Total A Term Loan payments in the 13 weeks ended December 28, 2008 and 2008 were $35,625,000 and $62,250,000 respectively.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio. The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equals $1,217,787,000 at December 28, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The

Company’s total leverage ratio at December 28, 2008 was 5.90:1. The Credit Agreement also includes a minimum interest expense coverage ratio. The Company’s interest expense coverage ratio at December 28, 2008 was 2.9:1. At December 28, 2008, the Company was in compliance with such covenants, as waived or amended from time to time.

The Credit Agreement required the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2008 met required repayments related to its sales transactions.

The Credit Agreement requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its Excess Cash Flow, as defined, beginning in 2008. The Company had Excess Cash Flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009, in December 2008 subsequent to the end of the quarter. The acceleration of such payments due to Excess Cash Flow does not change the due dates of other A Term Loan payments.

Amendments to Credit Agreement

In 2009, the Credit Agreement was amended (the 2009 Amendments).

Under the 2009 Amendments, the Credit Parties pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer Inc. (Pulitzer), an indirect wholly-owned subsidiary of the Company, the Company’s ownership interest in MNI and certain employee benefit plan assets are excluded.

The 2009 Amendments reduce the amount available under the revolving credit facility to $375,000,000 and eliminate an unused incremental term loan facility. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Other covenants ensure that substantially all future cash flows of the Company are required to be directed for debt reduction.

Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of its Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Company may hold to $15,000,000.

Under the 2009 Amendments, the Company’s credit spreads generally increase 200 basis points from the original pricing grid. The maximum rate (for leverage greater than 6.25:1) increased to LIBOR plus 400 basis points. At the December 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 350 basis points. The base rate margin was changed to 250 basis points.

Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 6.5:1 in December 2008 to 6.75:1 in March 2009, decrease to 6.5:1 in December 2009, decrease to 6.25:1 in September 2010 and decrease to 4.5:1 in December 2010. Each change in the leverage ratio limit noted above is effective on the last day of the fiscal quarter.

The interest expense coverage ratio limit will be 2.0:1 through March 2009, decrease thereafter to 1.7:1 through September 2009, increase thereafter to 1.8:1 through December 2009, increase thereafter to 1.9:1 through March 2010, increase thereafter to 2.0:1 through September 2010, and increase thereafter to 2.5:1.

The Company paid a fee of 0.5% to consenting lenders, which along with the related expenses, totals $6,478,000. The fees were capitalized and are being expensed over the respective periods of the 2009 Amendments.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (Pulitzer Notes) from a group of institutional lenders (the Noteholders). The aggregate principal amount of the Pulitzer Notes is payable in April 2009 and bears interest at an annual rate of 8.05%. The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (Guaranty Agreement) with the Noteholders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between The Herald Company, Inc. (Herald, Inc.) and Pulitzer, Herald, Inc. agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. In December 2006, Herald Inc. assigned its assets and liabilities to the Herald Publishing Company, LLC (Herald).

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At December 28, 2008, Pulitzer was in compliance with such covenants, as waived or amended from time to time. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain a reserve, consisting of cash and investments in U.S. government securities, totaling approximately $129,810,000 at December 28, 2008 (Reserve). The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 13.

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

The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015, unless Herald exercises its rights under the Operating Agreement to require Pulitzer to redeem its 5% interest in PDLLC on May 1, 2010 (2010 Redemption). See Note 13.

2009 Waivers

In December 2008, certain covenant violations related to the Credit Agreement and Pulitzer Notes, as applicable, were waived (the 2009 Waivers). The 2009 Waivers relate to the going concern modification of the auditors’ reports on the Consolidated Financial Statements of the Company, and the separate financial statements of Pulitzer and PD LLC for 2008, and a delay in the timing of delivery of 2008 year end covenant compliance information related to the Credit Agreement and the Pulitzer Notes. Waivers were also obtained related to a violation of the Consolidated Net Worth (as defined) covenant as of September 28, 2008 and as of December 28, 2008 under the Pulitzer Notes. The waiver under the Credit Agreement expires March 30, 2009. The waiver under the Pulitzer Notes, which was initially scheduled to expire January 16, 2009, was extended through February 13, 2009. As of December 28, 2008, the Company was also in violation of the maximum debt to EBITDA covenant related to the Pulitzer Notes. A waiver of the covenant violation was obtained through February 13, 2009 under the Pulitzer Notes and through March 30, 2009 under the Credit Agreement. The waiver under the Pulitzer Notes contains a provision which allows it to be revoked upon 48 hours notice.

The Company paid fees and expenses related to the 2009 Waivers totaling $1,599,000. The fees were capitalized and are being expensed over the respective waiver periods.

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

•

The Company reported significant net losses in 2008 and the 13 weeks ended December 28, 2008, due to impairment of goodwill and other assets resulting from the continuing and increasing difference between its stock price and the per share carrying value of its net assets. Reduced expectations of future cash flows were also an important factor in the determination of such impairment charges;

•	The Company’s flexibility to react to changes in economic and industry conditions may be more limited;
•	Increasing leverage could make the Company more vulnerable in the event of additional deterioration of general economic conditions or other adverse events; and
•	Continuation of current business trends may result in additional violations of debt covenants in future periods.
•	There could be a material impact on the Company’s business if it is unable to meet the conditions of its debt agreements or obtain replacement financing.

The Company generated cash flows in 2008 sufficient to reduce net debt by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company does not have sufficient cash flows to meet both its requirements for 2009 operations and repayment of the Pulitzer Notes.

Remaining 2009 principal payments required under the Credit Agreement at January 31, 2009 totaling $60,550,000 are expected to exceed the Company’s cash flows available for such payments. As a result, the Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the 2009 principal payments required. At January 31, 2009, the Company had $302,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $61,217,000 available for future use.

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

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, including those arising upon expiration of existing waivers occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which would impair the ability of the Company to operate its business as a going concern.

Debt consists of the following:

(Thousands)	December 28, 2008	September 28, 2008	Interest Rate(s) December 28, 2008

Credit Agreement:
A Term Loan	$783,750	$819,375	4.44-5.20%
Revolving credit facility	269,625	207,000	4.04-5.25
Pulitzer Notes:
Principal amount	306,000	306,000	8.05
Unaccreted fair value adjustment	3,201	5,265
	$1,362,576	$1,337,640

At December 28, 2008, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 5.79%.

Aggregate maturities of debt for each of the 52 week periods ending December 2012 are $448,500,000, $190,000,000, $285,000,000, and $435,875,000, respectively. Because the timing and ultimate outcome of discussions to extend or refinance the Pulitzer Notes cannot be determined at this time, and because of the potential for a cross-default under the Credit Agreement related to expiration of waivers of current covenant violations and/or potential future covenant violations under the Pulitzer Notes, the Company has classified all amounts outstanding under the Credit Agreement as a current liability in the Consolidated Balance Sheets.

7	INTEREST RATE EXCHANGE AGREEMENTS

At December 28, 2008, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments. During the 13 weeks ended December 28, 2008 interest rate swaps with a notional amount of $75,000,000 expired.

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

At December 28, 2008 and September 28, 2008, the Company recorded a liability of $6,971,000 and $3,337,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At December 28, 2008, after consideration of the interest rate swaps described above, approximately 68% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% or the principal amount of its debt.

The Company’s interest rate exchange agreements at December 28, 2008 consist of the following:

(Thousands)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 50,000	November 30, 2005	November 30, 2009	4.315%	$(1,345)
50,000	November 30, 2005	November 30, 2009	4.325	(1,350)
25,000	November 30, 2005	November 30, 2010	4.395	(1,301)
$125,000				$(3,996)

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	$(1,451)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(1,524)
$150,000				$(2,975)

8	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

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

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Service cost for benefits earned during the period	$ 269	$ 375
Interest cost on projected benefit obligation	2,388	2,334
Expected return on plan assets	(2,917)	(3,436)
Amortization of net gain	(295)	(424)
Amortization of prior service cost	(34)	(33)
	$ (589)	$(1,184)

Postretirement Medical Plans
	13 Weeks Ended
(Thousands)	December 28, 2008	December 30, 2007

Service cost for benefits earned during the period	$ 349	$ 525
Interest cost on projected benefit obligation	1,682	1,653
Expected return on plan assets	(601)	(549)
Amortization of net gain	(514)	(158)
Amortization of prior service cost	(58)	(58)
	$ 858	$1,413

$30,000 and $46,000, of net periodic pension benefit for the 13 weeks ended December 28, 2008, and December 31, 2007, respectively, was allocated to TNI.

Based on its forecast at December 28, 2008, the Company expects to contribute $4,307,000 to its postretirement medical plans in 2009.

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

9	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

The effective tax rate for the 13 weeks ended December 28, 2008, differs from the statutory rate primarily due to the impairment of goodwill that was partially non-deductible.

The Company estimates that it is reasonably possible that up to $3,168,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the 52 weeks ending December 2009 as a result of the expiration of various state statutes of limitations.

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

10	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
(Thousands, Except Per Share Data)	December 28, 2008	December 30, 2007
Income (loss) applicable to Common Stock:
Continuing operations	$(48,672)	$21,788
Discontinued operations	(5)	338
	$(48,677)	$22,126
Weighted average common shares	45,045	46,224
Less non-vested restricted Common Stock	640	478
Basic average common shares	44,405	45,746
Dilutive stock options and restricted Common Stock	-	23
Diluted average common shares	44,405	45,769
Earnings (loss) per common share:
Basic:
Continuing operations	$(1.10)	$0.48
Discontinued operations	-	0.01
	$(1.10)	$0.48
Diluted:
Continuing operations	$(1.10)	$0.48
Discontinued operations	-	0.01
	$(1.10)	$0.48

For the 13 weeks ended December 28, 2008 and December 30, 2007, the Company has 259,000 and 1,153,000 weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

11	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, September 28, 2008	263	$34.69
Cancelled	(4)	29.63
Outstanding, December 28, 2008	259	$34.77	6.1	-

Exercisable, December 28, 2008	216	$35.96	5.8	-

Total unrecognized compensation expense for unvested stock options as of December 28, 2008 is $180,000, which will be recognized over a weighted average period of 0.9 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 13 weeks ended December 28, 2008:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2008	746	$21.60
Vested	(112)	39.60
Forfeited	(150)	15.24
Outstanding, December 28, 2008	484	$19.39

The fair value of restricted Common Stock vested during the 13 weeks ended December 28, 2008 totals $170,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of December 28, 2008 is $4,485,000, which will be recognized over a weighted average period of 1.6 years.

12	FAIR VALUE MEASUREMENTS

The Company adopted FASB Statement 157 Fair Value Measurements (Statement 157) in 2009. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;
•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of December 28, 2008:

(Thousands)	Level 1	Level 2	Level 3	Total

Marketable securities	$133,780	$-	$-	$133,780
Interest rate swaps and collars	-	(6,971)	-	(6,971)

In the 13 weeks ended December 28, 2008 the Company reduced the carrying value of property and equipment no longer in use by $2,264,000, based on estimates of the related fair value in the current market.

13	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At December 28, 2008, the Company has construction and equipment purchase commitments totaling approximately $5,083,000.

PD LLC Operating Agreement

In 2000, Pulitzer and Herald Inc. completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture (the Venture), known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the Operating Agreement, Pulitzer and another subsidiary hold a 95% interest in the results of operations of PD LLC and Herald, as successor to Herald Inc., holds a 5% interest. Until 2008, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC (the Initial Distribution). This distribution was financed by the Pulitzer Notes. Pulitzer’s entry into the Venture was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

On May 1, 2010, the 2010 Redemption will provide Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC. The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. Based on this formula, the present value of the 2010 Redemption at December 28, 2008, is approximately $73,210,000. The Company recorded the present value of the remaining amount of this potential liability in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings.

Recording of the liability for the 2010 Redemption in 2008 also resulted in an increase in loss available to common stockholders and loss per common share of $1,039,000 and $0.02 respectively in the 13 weeks ended December 28, 2008, which accounts primarily for the time value of the increase in the liability.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow the Reserve in an amount equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. PD LLC is not required to maintain the Reserve after May 1, 2010.

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

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment based statutes, and request punitive damages and attorneys’ fees. Since the suit is in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

14	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks ended December 28, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2008 Annual Report on Form 10-K.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the tables below:

(Thousands)	13 Weeks Ended December 28, 2008	Percent of Revenue	13 Weeks Ended December 30, 2007	Percent of Revenue

Operating cash flow	$ 53,130	21.8%	$72,433	25.9%
Less depreciation and amortization	20,399	8.4	23,031	8.2
Unrealized losses of property and equipment	2,264	0.9	-	-
Impairment of goodwill	67,781	NM	-	-
Equity in earnings of associated companies	3,064	1.3	4,301	1.5
Operating income (loss)	$(34,250)	NM	$53,703	19.2%

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

The Company recorded a pretax, non-cash charge in the 13 weeks ended December 28, 2008 to reduce the carrying value of goodwill by $67,781,000. The Company recorded $13,460,000 of income tax benefit related to this charge. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

Additional information regarding these critical accounting policies can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

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

In 2005, the Company acquired Pulitzer. Pulitzer published 14 daily newspapers, including the St. Louis Post-Dispatch, and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI. The acquisition of Pulitzer increased the Company’s circulation by more than 50% to more than 1.6 million daily and 1.9 million Sunday, and revenue, on an annualized basis, by more than 60% at that time. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers. In 2008, the Company sold the assets of The Daily Chronicle in DeKalb, Illinois.

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

ECONOMIC CONDITIONS

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2008 and 2009 revenue, operating results and cash flows were significantly impacted by the recession. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

IMPAIRMENT OF GOODWILL

In the 13 weeks ended December 28, 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $67,781,000. This charge resulted in recognition of a significant loss per share for the 13 weeks ended December 28, 2008, and may result in a loss for the 52 weeks ending September 27, 2009.

DEBT AND LIQUIDITY

The Company has a substantial amount of debt, as more fully discussed (and capitalized terms used below defined) under Item 2, “Liquidity and Capital Resources” and Note 6 of the Notes to Consolidated Financial Statements, included herein. In 2009, the Company amended the terms of its Credit Agreement, which, among other changes, increases the Company’s future borrowing costs in relation to LIBOR, and reduces the amount available under the Company’s revolving credit facility. In December 2008 and February 2009, certain covenant violations related to the Credit Agreement and Pulitzer Notes were waived until March 30, 2009 and February 13, 2009, respectively.

The Company’s ability to operate as a going concern is dependent on its ability to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed.

13 WEEKS ENDED DECEMBER 28, 2008

Results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended		Percent Change
	December 28,	December 30,
(Thousands, Except Per Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$112,934	$127,602	(11.5)%	(11.4)%
Classified:
Daily newspapers:
Employment	8,686	15,367	(43.5)	(43.5)
Automotive	8,643	11,729	(26.3)	(26.3)
Real estate	8,126	11,543	(29.6)	(29.6)
All other	10,046	9,988	0.6	0.6
Other publications	8,357	10,640	(21.5)	(22.8)
Total classified	43,858	59,267	(26.0)	(26.2)
Online	11,621	13,475	(13.8)	(13.7)
National	12,851	13,582	(5.4)	(5.4)
Niche publications	3,319	3,644	(8.9)	(8.9)
Total advertising revenue	184,583	217,570	(15.2)	(15.2)
Circulation	47,556	49,805	(4.5)	(4.5)
Commercial printing	3,469	4,175	(16.9)	(16.9)
Online services and other	7,947	8,306	(4.3)	(4.3)
Total operating revenue	243,555	279,856	(13.0)	(13.0)
Compensation	94,483	108,194	(12.7)	(12.1)
Newsprint and ink	25,154	25,103	0.2	1.5
Other operating expenses	69,950	74,126	(5.6)	(5.7)
Workforce adjustments	838	-	NM	NM
Total operating expenses, excluding depreciation and amortization	190,425	207,423	(8.2)	(7.7)
Operating cash flow	53,130	72,433	(26.6)	(26.2)
Depreciation and amortization	20,399	23,031	(11.4)
Impairment of goodwill	67,781	-	NM
Unrealized losses on property and equipment	2,264	-	NM
Equity in earnings of associated companies	3,064	4,301	(28.8)
Operating income (loss)	(34,250)	53,703	NM
Non-operating expense, net	18,737	19,054	(1.7)
Income (loss) from continuing operations before income taxes	(52,987)	34,649	NM
Income tax expense (benefit)	(5,524)	12,254	NM
Minority interest	170	607	(72.0)
Income (loss) from continuing operations	(47,633)	21,788	NM
Discontinued operations, net	(5)	338	NM
Net income (loss)	(47,638)	22,126	NM
Increase in redeemable minority interest	1,039	-	NM
Net income (loss) available to common stockholders	$ (48,677)	$ 22,126	NM

Earnings (loss) per common share:
Basic	$ (1.10)	$ 0.48	NM
Diluted	(1.10)	0.48	NM

For the 13 weeks ended December 28, 2008, total same property operating revenue decreased $36,267,000, or 13.0%, compared to the 13 weeks ended December 30, 2007.

Advertising Revenue

Same property advertising revenue decreased $32,958,000, or 15.2%, for the 13 weeks ended December 28, 2008 compared to the prior year.

	13 Weeks Ended
(Thousands, Same Property)	December 28, 2008	December 30, 2007	Percent Change

Retail	$115,635	$128,011	(9.7)%

Classified:
Employment	$ 13,280	$ 23,123	(42.6)%
Automotive	12,561	16,576	(24.2)
Real estate	10,738	15,279	(29.7)
Other	15,848	17,134	(7.5)
Total classified revenue	$ 52,427	$ 72,112	(27.3)%

On a combined basis, print and online retail advertising revenue decreased 9.8% in the 13 weeks ended December 28, 2008. Same property print retail revenue decreased $14,507,000, or 11.4%. Same property average retail rate, excluding preprint insertions, decreased 6.0%. Same property daily newspaper retail preprint insertion revenue decreased 8.0%.

On a combined basis, print and online classified revenue decreased 27.1%. Same property print classified advertising revenue decreased $15,544,000, or 26.2%, for the 13 weeks ended December 28, 2008. Higher rate print employment advertising at the daily newspapers decreased 43.5% for the period on a same property basis. Same property print automotive advertising decreased 26.3% amid an industry-wide decline. Same property print real estate advertising decreased 29.6% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 0.6% on a same property basis. Same property classified advertising rates decreased 12.6%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	13 Weeks Ended
(Thousands of Inches)	December 28, 2008	December 30, 2007	Percent Change

Retail	3,303	3,543	(6.8)%
National	148	180	(17.8)
Classified	2,969	3,562	(16.6)
	6,420	7,285	(11.9)%

Online advertising revenue decreased 13.7% on a same property basis, due to a 31.5% decrease in online classified revenue, partially offset by a 19.1% increase in retail revenue.

National advertising decreased $731,000, or 5.4%, on a same property basis due to a 17.8% decline in lineage offset by a 13.7% increase in average national rate. Advertising in niche publications decreased 8.9% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $2,249,000, or 4.5%, in the 13 weeks ended December 28, 2008, and same property circulation revenue decreased $2,245,000, or 4.5%. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 5.1% and Sunday circulation decreased 3.2% for the 13 weeks ended December 28, 2008, compared to the prior year period. Discontinuation of daily publication of The Capital Times in Madison, WI and the South Idaho Press in Burley, ID magnified the decrease in daily circulation units. Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through additional specialty and niche publications.

Same property commercial printing revenue decreased $706,000, or 16.9%, in the 13 weeks ended December 28, 2008. Same property online services and other revenue decreased $358,000, or 4.3%, in the 13 weeks ended December 28, 2008.

Operating Expenses

Costs other than depreciation, amortization and unusual costs and cost reductions decreased $17,836,000, or 8.6%, in the 13 weeks ended December 28, 2008, and decreased $16,275,000, or 8.1%, on a same property basis.

Compensation expense decreased $13,711,000, or 12.7%, in the 13 weeks ended December 28, 2008 and same property compensation expense decreased 12.1% driven primarily by a decline in same property full time equivalent employees of 10.7%. Bonus programs and employee benefits have also been substantially reduced and stock compensation grants have been suspended.

Newsprint and ink costs increased $51,000, or 0.2%, in the 13 weeks ended December 28, 2008 due to higher unit prices, offset by decreased usage from lower advertising, reduced page sizes, lighter weight paper and some reduction of content. Costs increased 1.5% on a same property basis and volume decreased 24.0% on a same property basis. See Item 3, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs or cost reductions decreased $4,176,000, or 5.6%, in the 13 weeks ended December 28, 2008 and decreased 5.7% on a same property basis.

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

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs and cost reductions, to decline approximately 10-11% in 2009.

Results of Operations

As a result of the above operating cash flow decreased $19,303,000, or 26.6%, in the current year period. Operating cash flow margin decreased to 21.8% from 25.9% in the prior year period. Same property operating cash flow margin decreased to 24.1%, from 28.4% in the prior year period.

Depreciation and amortization expense decreased $2,632,000, or 11.4%, due primarily to impairment charges recorded in 2008.

In the 13 weeks ended December 28, 2008, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $67,781,000. This charge resulted in recognition of a significant loss per share for the 13 weeks ended December 28, 2008, and may result in a loss for the 52 weeks ending September 27, 2009.

Equity in earnings of associated companies decreased to $3,064,000 in the current year period, compared to $4,301,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. MNI expects the change will result in annual cost savings of $3,500,000 to $4,000,000.

In January 2009, Citizen announced its intention to sell the assets of, or discontinue publication of, the Tucson Citizen by March 21, 2009.

The above resulted in an operating loss of $34,250,000 in the 13 weeks ended December 28, 2008, compared to operating income of $53,703,000 in the prior year period.

Nonoperating Income and Expense

Financial expense decreased $842,000 due to lower levels of debt and lower interest rates, partially offset by increases from the prior year in LIBOR spreads. LIBOR has decreased substantially from its prior year levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. Under the amendments, the Company’s credit spreads will generally increase 200 basis points from the original pricing grid. The maximum rate will be increased to LIBOR plus 400 basis points. At the December 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 350 basis points.

Overall Results

Income tax expense (benefit) was 10.4% of loss from continuing operations before income taxes in the current year period and 35.4% of income from continuing operations before income taxes in the prior year. In the current year period, the Company reduced certain deferred income tax assets by an increase in the valuation allowance of $1,152,000 due to the uncertainty that such assets will be realized.

Recording of the change in the liability for the 2010 Redemption resulted in an increase in net loss available to common stockholders for the 13 weeks ended December 28, 2008, of $1,039,000 and an increase in loss per common share for the 13 weeks ended December 28, 2008, of $0.02. The Company estimates the ongoing impact on earnings per common share from accounting for the 2010 Redemption of up to $0.08 to $0.10 per year through April 2010. There is no impact on net income based on application of current accounting standards. Also, under such standards, if the 2010 Redemption does not occur, the liability and earnings per common share impact discussed above will be reversed for all periods.

As a result of all of the above, the Company recorded a loss per diluted common share of $1.10 compared to earnings of $0.48 per diluted share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.21 for the 13 weeks ended December 28, 2008 and $0.48 for the 13 weeks ended December 30, 2007.

	13 Weeks Ended
	December 28, 2008		December 30, 2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net income (loss) available to common stockholders, as reported	$(48,677)	$(1.10)	$22,126	$0.48
Adjustments:
Impairment of goodwill	67,781		-
Unrealized losses on property and equipment	2,264		-
Curtailment gain, TNI	(667)		-
Workforce adjustments	838		-
	70,216		-
Income tax benefit of adjustments, net and impact on minority interest	(14,315)		-
Increase in deferred tax valuation allowance	1,152		-	-
	57,053	1.28	-	-
Net income available to common stockholders, as adjusted	8,376	0.19	22,126	0.48
Change in redeemable minority interest	1,039	0.02	-	-
Net income, as adjusted	$ 9,415	$ 0.21	$22,126	$0.48

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $813,000 in the 13 weeks ended December 28, 2008, and was $31,946,000 in the 13 weeks ended December 30, 2007. An operating loss in the 13 weeks ended December 28, 2008 was caused by non-cash charges for the impairment of goodwill. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in both years.

Investing Activities

Cash required for investing activities totaled $6,899,000 in the 13 weeks ended December 28, 2008 and $10,923,000 in the 13 weeks ended December 30, 2007. Capital spending totaled $5,301,000 in the 13 weeks ended December 28, 2008, and $8,976,000 in the 13 weeks ended December 30, 2007 and accounted for substantially all of the net usage of funds in both years.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $15,000,000 in 2009, and other requirements, will be available from internally generated funds, or availability under its existing Credit Agreement. The 2009 Amendments to the Credit Agreement, as discussed more fully below, limit capital expenditures to $20,000,000 in 2009.

Financing Activities

Cash provided by financing activities totaled $8,809,000 in the 13 weeks ended December 28, 2008. Cash required for financing activities totaled $28,127,000 in the 13 weeks ended December 30, 2007. An increase in working capital and financing costs related to the 2009 Amendments and 2009 Waivers resulted in a net increase in debt in the current year period. Debt reduction and dividends accounted for the majority of the usage of funds in the prior year period. The annual dividend declared was $0.76 per share in 2008. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1.

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

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50% (the Credit Parties); provided however, that Pulitzer and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement was secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

Debt under the A Term Loan and revolving credit facility bore interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility was the greater of the prime lending rate of Deutsche Bank Trust Company Americas at such time and 0.5% in excess of the overnight federal funds rate at such time. The margin applicable was a percentage determined according to the following: For revolving loans and A Term Loans, maintained as base rate loans: 0%, and maintained as Eurodollar loans: 0.625% to 1% depending, in each instance, upon the Company’s leverage ratio at such time.

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. Total A Term Loan payments in the 13 weeks ended December 28, 2008 and 2008 were $35,625,000 and $62,250,000, respectively.

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio. The total leverage ratio is based primarily on the principal amount of debt, net of cash, which equals $1,217,787,000 at December 28, 2008, divided by a measure of trailing 12 month operating results which includes several factors, including distributions from TNI and MNI. The Company’s total leverage ratio at December 28, 2008 was 5.90:1. The Credit Agreement also includes a minimum interest expense coverage ratio. The Company’s interest expense coverage ratio at December 28, 2008 was 2.9:1. At December 28, 2008, the Company was in compliance with such covenants, as waived or amended from time to time.

The Credit Agreement required the Company to apply the net proceeds from asset sales to repayment of the A Term Loan to the extent such proceeds exceed the amount used to purchase assets (other than inventory and working capital) within one year of the asset sales. Repayments in 2008 met required repayments related to its sales transactions.

The Credit Agreement requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its Excess Cash Flow, as defined, beginning in 2008. The Company had Excess Cash Flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009, in December 2008, subsequent to the end of the quarter. The acceleration of such payments due to Excess Cash Flow does not change the due dates of other A Term Loan payments.

Amendments to Credit Agreement

In 2009, the Credit Agreement was amended (the 2009 Amendments).

Under the 2009 Amendments, the Credit Parties pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer, the Company’s ownership interest in MNI and certain employee benefit plan assets are excluded.

The 2009 Amendments reduce the amount available under the revolving credit facility to $375,000,000 and eliminate an unused incremental term loan facility. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases until its total leverage ratio is less than 4.5:1. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Other covenants ensure that substantially all future cash flows of the Company are required to be directed for debt reduction.

Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of its Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Company may hold to $15,000,000.

Under the 2009 Amendments, the Company’s credit spreads generally increase 200 basis points from the original pricing grid. The maximum rate (for leverage greater than 6.25:1) increased to LIBOR plus 400 basis points. At the December 2008 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 350 basis points. The base rate margin was change to 250 basis points.

Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 6.5:1 in December 2008, to 6.75:1 in March 2009, decrease to 6.5:1 in December 2009, decrease to 6.25:1 in September 2010 and decrease to 4.5:1 in December 2010. Each change in the leverage ratio limit noted above is effective on the last day of the fiscal quarter.

The interest expense coverage ratio limit will be 2.0:1 through March 2009, decrease thereafter to 1.7:1 through September 2009, increase thereafter to 1.8:1 through December 2009, increase thereafter to 1.9:1 through March 2010, increase thereafter to 2.0:1 through September 2010, and increase thereafter to 2.5:1.

The Company paid a fee of 0.5% to consenting lenders, which along with the related expenses, totals $6,478,000. The fees were capitalized and are being expensed over the respective periods of the 2009 Amendments.

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

The terms of the Pulitzer Notes, as amended, contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. At December 28, 2008, Pulitzer was in compliance with such covenants, as waived or amended from time to time. In addition, the Pulitzer Notes and the Operating Agreement with Herald (Operating Agreement) require that PD LLC maintain the Reserve, consisting of cash and investments in U.S. government securities, totaling approximately $129,810,000 at December 28, 2008 (Reserve). The Pulitzer Notes and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum Reserve balance through May 1, 2010, when the amount will total $150,000,000. See Note 13 of the Notes to Consolidated Financial Statements, included herein.

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

The Company is required to refinance the Pulitzer Notes from time to time, as they become due, until May 1, 2015, unless Herald exercises its rights under the Operating Agreement to require Pulitzer to redeem its 5% interest in PDLLC on May 1, 2010 (2010 Redemption). See Note 13 of the Notes to Consolidated Financial Statements, included herein.

2009 Waivers

In December 2008, certain covenant violations related to the Credit Agreement and Pulitzer Notes, as applicable, were waived (the 2009 Waivers). The 2009 Waivers relate to the going concern modification of the auditors’ reports on the Consolidated Financial Statements of the Company, and the separate financial statements of Pulitzer and PD LLC for 2008, and a delay in the timing of delivery of 2008 year end covenant compliance information related to the Credit Agreement and the Pulitzer Notes. Waivers were also obtained related to a violation of the Consolidated Net Worth (as defined) covenant as of September 28, 2008 and as of December 28, 2008 under the Pulitzer Notes. The waiver under the Credit Agreement expires March 30, 2009. The waiver under the Pulitzer Notes, which was initially scheduled to expire January 16, 2009, was extended through February 13, 2009. As of December 28, 2008, the Company was also in violation of the maximum debt to EBITDA covenant related to the Pulitzer Notes. A waiver of the covenant violation was obtained through February 13, 2009 under the Pulitzer Notes and through March 30, 2009 under the Credit Agreement. The waiver under the Pulitzer Notes contains a provision which allows it to be revoked upon 48 hours notice.

The Company paid fees and expenses related to the 2009 Waivers totaling $1,599,000. The fees were capitalized and are being expensed over the respective waiver periods.

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

•

The Company reported significant net losses in 2008 and the 13 weeks ended December 28, 2008, due to impairment of goodwill and other assets resulting from the continuing and increasing difference between its stock price and the per share carrying value of its net assets. Reduced expectations of future cash flows were also an important factor in the determination of such impairment charges;

•	The Company’s flexibility to react to changes in economic and industry conditions may be more limited;
•	Increasing leverage could make the Company more vulnerable in the event of additional deterioration of general economic conditions or other adverse events; and
•	Continuation of current business trends may result in additional violations of debt covenants in future periods.
•	There could be a material impact on the Company’s business if it is unable to meet the conditions of its debt agreements or obtain replacement financing.

The Company generated cash flows in 2008 sufficient to reduce net debt by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company does not have sufficient cash flows to meet both its requirements for 2009 operations and repayment of the Pulitzer Notes.

Remaining 2009 principal payments required under the Credit Agreement at January 31, 2009 totaling $60,550,000 are expected to exceed the Company’s cash flows available for such payments. As a result, the Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the 2009 principal payments required. At January 31, 2009, the Company had $302,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $61,217,000 available for future use.

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

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, including those arising upon expiration of existing waivers, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which would impair the ability of the Company to operate its business as a going concern.

Interest Rate Exchange Agreements

At December 28, 2008, the Company had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps in the notional amounts of $75,000,000 expired.

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

Discontinued Operations and Other Matters

Cash required by discontinued operations totaled $5,000 in the 13 weeks ended December 28, 2008 and provided $14,836,000 in the 13 weeks ended December 30, 2007. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in the prior year period.

Cash and cash equivalents increased $2,718,000 in the 13 weeks ended December 28, 2008, and $7,732,000 in the 13 weeks ended December 30, 2007.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,784,000, based on $778,375,000 of floating rate debt outstanding at December 28, 2008, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below and debt of MNI. Such interest rates may also decrease.

At December 28, 2008, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps in the notional amounts of $75,000,000 expired.

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

At December 28, 2008, after consideration of the interest rate swaps described above, approximately 68% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 11% of the principal amount of its debt.

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

Between November 2007 and December 2008, North American newsprint manufacturers implemented, or attempted to implement, as many as 13 price increases totaling up to $265 per metric ton on standard 30 pound newsprint. Beginning in October 2008 several suppliers delayed or rescinded several of such price increases. North American newsprint suppliers took significant steps in 2008 to curtail newsprint production capacity in an effort to balance supply capacity with declining demand trends and additional capacity reductions have been announced for 2009. Curtailment activities include permanent, indefinite, and temporary shutdown of newsprint production facilities. However, the significant decline in North American 2008 newsprint demand and consumption, which is expected to continue in 2009, appears to be greater than the total newsprint production restraints and may favorably impact pricing trends in 2009. In addition, 2007 and 2008 increases in raw material costs, energy costs and the value of the Canadian dollar relative to the U.S. dollar, all of which contributed to recent increases in newsprint prices, have recently reverted to significantly lower levels, which may mitigate future increases in newsprint costs, or lead to a decline in such costs. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $1,000,000 based on anticipated consumption in 2009, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also decrease.

SENSITIVITY TO CHANGES IN VALUE

The Company’s fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of December 28, 2008, to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

Changes in the value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of December 28, 2008, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended December 28, 2008.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment based statutes, and request punitive damages and attorneys’ fees. Since the suit is in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

Item 2(c).	Issuer Purchases of Equity Securities

During the 13 weeks ended December 28, 2008, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price for taxes related to the restricted stock vesting.

Month	Shares Purchased	Average Price Per Share
November	36,426	$1.52

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: February 6, 2009
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)