Form 10-Q
period 2009-03-29
LEE ENTERPRISES, INC
filed 2009-05-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 29, 2009, 39,039,537 shares of Common Stock and 5,876,212 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking is based largely on Lee Enterprises, Incorporated’s (the Company) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond its control, are the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in advertising demand, newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in maintaining employee and customer relationships, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands, Except Per Common Share Data)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Operating revenue:
Advertising	$141,529	$186,133	$326,112	$403,703
Circulation	47,086	49,087	94,642	98,892
Other	10,229	12,505	21,645	24,986
Total operating revenue	198,844	247,725	442,399	527,581
Operating expenses:
Compensation	84,295	105,574	178,778	213,768
Newsprint and ink	20,664	24,349	45,818	49,452
Other operating expenses	62,871	73,250	132,821	147,376
Depreciation	8,408	8,817	16,704	16,976
Amortization of intangible assets	12,092	14,868	24,195	29,740
Impairment of goodwill and other assets	144,862	841,005	214,907	841,005
Workforce adjustments	2,351	411	3,189	411
Total operating expenses	335,543	1,068,274	616,412	1,298,728
Equity in earnings of associated companies	348	1,808	3,412	6,109
Reduction of investment in TNI	9,951	90,384	9,951	90,384
Operating loss	(146,302)	(909,125)	(180,552)	(855,422)
Non-operating income (expense):
Financial income	549	1,520	1,820	3,316
Financial expense	(17,031)	(17,948)	(35,116)	(37,922)
Debt financing costs	(12,927)	(876)	(14,850)	(1,752)
Other, net	1,823	24	1,823	24
Total non-operating expense, net	(27,586)	(17,280)	(46,323)	(36,334)
Loss before income taxes	(173,888)	(926,405)	(226,875)	(891,756)
Income tax benefit	(63,999)	(220,841)	(69,523)	(208,587)
Minority interest	(38)	(11)	132	596
Loss from continuing operations	(109,851)	(705,553)	(157,484)	(683,765)
Discontinued operations, net	-	(1)	(5)	337
Net loss	(109,851)	(705,554)	(157,489)	(683,428)
Change in redeemable minority interest	58,094	(7,483)	57,055	(7,483)
Net loss available to common stockholders	(51,757)	(713,037)	(100,434)	(690,911)
Other comprehensive income (loss), net	12,822	(3,337)	11,076	(5,792)
Comprehensive loss available to common stockholders	$ (38,935)	$ (716,374)	$ (89,358)	$ (696,703)

Earnings (loss) per common share:
Basic:
Continuing operations	$(1.16)	$(15.90)	$(2.26)	$(15.25)
Discontinued operations	-	-	-	0.01
	$(1.16)	$(15.90)	$(2.26)	$(15.24)

Diluted:
Continuing operations	$(1.16)	$(15.90)	$(2.26)	$(15.25)
Discontinued operations	-	-	-	0.01
	$(1.16)	$(15.90)	$(2.26)	$(15.24)

Dividends per common share	$ -	$ 0.19	$ -	$ 0.38

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	March 29, 2009	September 28, 2008
		Revised - See Note 2

ASSETS
Current assets:
Cash and cash equivalents	$ 14,232	$ 23,459
Accounts receivable, net	81,969	100,380
Income taxes receivable	2,661	-
Inventories	11,521	18,952
Other	9,004	10,988
Total current assets	119,387	153,779
Restricted cash and investments	4,300	126,060
Investments	78,108	97,643
Property and equipment, net	278,582	292,828
Goodwill	452,127	627,023
Other intangible assets, net	637,035	701,184
Other	28,917	17,850
Total assets	$1,598,456	$2,016,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 81,900	$1,337,640
Accounts payable	31,973	53,827
Compensation and other accrued liabilities	42,615	60,416
Unearned revenue	40,071	38,871
Income taxes payable	-	5,431
Dividends payable	-	8,539
Total current liabilities	196,559	1,504,724
Long-term debt, net of current maturities	1,126,281	-
Pension obligations	2,226	2,803
Postretirement and postemployment benefit obligations	37,697	58,767
Deferred income taxes	124,127	187,869
Other	33,249	34,442
Redeemable and other minority interest	241	72,244
Total liabilities	1,520,380	1,860,849
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,080	78,222
March 29, 2009: 39,040 shares;
September 28, 2008: 39,111 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,752	11,958
March 29, 2009: 5,876 shares;
September 28, 2008: 5,979 shares
Additional paid-in capital	136,251	134,289
Accumulated deficit	(202,276)	(112,144)
Accumulated other comprehensive income	54,269	43,193
Total stockholders’ equity	78,076	155,518
Total liabilities and stockholders’ equity	$1,598,456	$2,016,367

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(Thousands)	March 29, 2009	March 30, 2008

Cash provided by operating activities:
Net loss	$(157,489)	$(683,428)
Results of discontinued operations	(5)	337
Loss from continuing operations	(157,484)	(683,765)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	40,899	46,716
Impairment of goodwill and other assets	214,907	841,005
Reduction of investment in TNI	9,951	90,384
Stock compensation expense	1,565	3,124
Accretion of debt fair value adjustment	(3,459)	(3,943)
Distributions greater than current earnings of associated companies	907	1,774
Deferred income taxes	(67,034)	(219,831)
Debt financing costs	14,850	1,752
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	18,561	12,433
Decrease (increase) in inventories and other current assets	8,422	(4,097)
Decrease in accounts payable, accrued expenses and unearned revenue	(40,020)	(14,438)
Change in income taxes receivable or payable	(8,092)	(1,075)
Other, net	(330)	(805)
Net cash provided by operating activities of continuing operations	33,643	69,234
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(8,398)	(13,742)
Purchases of marketable securities	(47,777)	(70,250)
Sales or maturities of marketable securities	166,109	49,895
Increase in restricted cash	2,733	15,134
Acquisitions	-	(1,224)
Other, net	1,799	2,855
Net cash provided by (required for) investing activities of continuing operations	114,466	(17,332)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	147,950	66,400
Payments on long-term debt	(273,950)	(96,150)
Financing costs	(22,840)	-
Common stock transactions, net	48	(19,222)
Cash dividends paid	(8,539)	(15,468)
Net cash required for financing activities of continuing operations	(157,331)	(64,440)
Net cash provided by (required for) discontinued operations:
Operating activities	(5)	(8,895)
Investing activities	-	23,911
Net increase (decrease) in cash and cash equivalents	(9,227)	2,478
Cash and cash equivalents:
Beginning of period	23,459	-
End of period	$ 14,232	$ 2,478

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of March 29, 2009 and its results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 29, 2009 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Notes 3 and 6.

References to 2009, 2008 and the like mean the fiscal year ended the last Sunday in September.

Debt and Liquidity

As discussed more fully in Note 6 (and capitalized terms used below defined), in February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and completed a refinancing of its Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes, were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolve these issues.

KPMG LLP’s (KPMG) auditors’ report on the Company’s 2008 Consolidated Financial Statements (the 2008 Report) included an explanatory paragraph, which raised substantial doubt about the Company’s ability to continue as a going concern. KPMG has not reissued its 2008 Report removing the explanatory paragraph and has informed the Company that it does not expect to reevaluate its conclusion until the 2009 audit of the Consolidated Financial Statements is completed.

2	CORRECTION OF AN ERROR

The Company recorded a $30,019,000 increase in the valuation allowance for deferred tax assets in the 13 weeks ended September 28, 2008. In the 13 weeks ended December 28, 2008, the Company determined that it had not considered the benefit of net operating loss carrybacks in its determination of the 2008 valuation allowance for deferred tax assets. The correction of this error resulted in a decrease of $8,431,000 in the valuation allowance included in net deferred income tax liabilities recorded as of September 28, 2008, a corresponding increase in income tax benefit in the 13 weeks ended September 28, 2008, and a decrease in diluted loss per common share of $0.19. The Company determined that the impact of this error on previously issued Consolidated Financial Statements is not material. The September 28, 2008 Consolidated Balance Sheet included herein has been revised to reflect the corrected amounts. The corrected amounts related to the 2008 Consolidated Statement of Operations and Comprehensive Income (Loss) will be reflected in subsequent filings on Form 10-K. See Note 9.

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

Results of discontinued operations consist of the following:

	13 Weeks Ended		26 Weeks Ended
(Thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Operating revenue	$ -	$ -	$ -	$1,376

Income from discontinued operations	$ -	$ -	$ -	$ 128
Gain (loss) on sale of discontinued operations, before income taxes	-	(1)	(8)	5,866
Income tax expense (benefit)	-	-	(3)	5,657
	$ -	$(1)	$(5)	$ 337

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

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Operating revenue	$18,791	$25,228	$40,790	$53,141
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	17,131	19,616	35,862	39,288
Curtailment gain	-	-	(1,332)	-
Workforce adjustments	-	-	102	247
Operating income	$ 1,660	$ 5,612	$ 6,158	$13,606

Company’s 50% share of operating income	$ 830	$ 2,806	$ 3,079	$ 6,803
Less amortization of intangible assets	379	1,585	759	3,170
Equity in earnings of TNI	$ 451	$ 1,221	$ 2,320	$ 3,633

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $538,000 and $267,000 in the 13 weeks ended March 29, 2009 and March 30, 2008, respectively, and $1,129,000 and $488,000 in the 26 weeks ended March 29, 2009 and March 30, 2008, respectively.

Annual amortization of intangible assets of TNI is estimated to be $1,334,000 in each of the 52 week periods ending March 2010 through March 2013 and $1,086,000 in the 52 week period ending March 2014.

The Company’s preliminary impairment analysis as of March 29, 2009 resulted in a pretax reduction in the carrying value of TNI of $9,951,000. See Note 5.

In January 2009, Citizen announced its intention to sell the assets, or discontinue publication, of the Tucson Citizen.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Operating revenue	$18,321	$24,797	$41,705	$52,657
Operating expenses, excluding transition and workforce reduction costs, depreciation and amortization	17,727	20,698	36,698	41,448
Transition and workforce reduction costs	319	1,345	294	1,345
Depreciation and amortization	828	1,084	1,652	2,185
Operating income (loss)	$(553)	$1,670	$3,061	$7,679

Net income (loss)	$(206)	$1,174	$2,184	$4,952

Company’s 50% share of net income (loss)	$(103)	$587	$1,092	$2,476

Debt of MNI totaled $2,285,000 at September 28, 2008.

In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in severance and other transition costs of $2,578,000 in 2008, of which $1,345,000 was recorded in the 13 weeks and 26 weeks ended March 30, 2008.

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	26 Weeks Ended March 29, 2009

Goodwill, beginning of period	$627,023
Goodwill impairment	174,896
Goodwill, end of period	$452,127

Identified intangible assets consist of the following:

(Thousands)	March 29, 2009	September 28, 2008

Nonamortized intangible assets:
Mastheads	$ 40,925	$ 59,869
Amortizable intangible assets:
Customer and newspaper subscriber lists	900,632	921,642
Less accumulated amortization	304,540	280,359
	596,092	641,283
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,640	28,626
	18	32
	$637,035	$701,184

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

Due primarily to the increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of December 28, 2008 and again as of March 29, 2009. Recent deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analysis. The Company concluded the fair value of its business did not exceed the carrying value of its net assets as of December 28, 2008 and again as of March 29, 2009.

The Company recorded pretax, non-cash charges in the 13 weeks ended December 28, 2008 and March 29, 2009 to reduce the carrying value of goodwill by $67,781,000 and $107,115,000, respectively. The Company also recorded pretax, non-cash charges of $17,884,000 and $18,928,000 to reduce the value of nonamortized and amortizable intangible assets, respectively, in the 13 weeks ended March 29, 2009. Additional pretax, non-cash charges of $9,951,000 were recorded to reduce the carrying value of TNI in the 13 weeks ended March 29, 2009. The Company recorded $13,460,000 and $39,139,000 of income tax benefits related to these charges in the 13 weeks ended December 28, 2008 and March 29, 2009, respectively.

Because of the timing of the determination of impairment and complexity of the calculations required, the Company has not completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and other assets included in the March 29, 2009 Consolidated Balance Sheet could change significantly. Such changes would not impact the Company’s cash flows.

The Company also periodically evaluates its determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. The Company tested such assets for impairment as of March 29, 2009, as noted above, and concluded no adjustments to the useful lives of such assets were required.

Annual amortization of intangible assets for each of the 52 week periods ending March 2014 is estimated to be $46,547,000, $46,340,000, $45,432,000, $41,542,000 and $40,336,000, respectively.

6	DEBT

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (Credit Agreement) with a syndicate of financial institutions (the Lenders). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, the Company completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009 (together, the 2009 Amendments).

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50% (the Credit Parties); provided however, that Pulitzer Inc. (Pulitzer), a wholly-owned subsidiary of the Company, and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

As a result of the 2009 Amendments, the Credit Parties pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer and its subsidiaries, TNI, the Company’s ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

Interest Payments

Debt under the A Term Loan, which has a balance of $737,425,000 at March 29, 2009, and the $375,000,000 revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At the March 29, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At March 29, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 26 weeks ended March 29, 2009 and 2008 were $81,950,000 and $14,750,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2009 total $22,100,000. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,525,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009, subsequent to the end of the December 2008 quarter. The acceleration of such payments due to excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At March 29, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,206,375,000 at March 29, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at March 29, 2009 was 6.44:1. Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 7.25:1 in March 2009 to 8.25:1 in June 2009, increase to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at March 29, 2009 was 2.69:1. The minimum interest expense coverage ratio is 2.25:1 through March 2009, and will decrease thereafter to 1.85:1 through June 2009, decrease thereafter to 1.6:1 through September 2009, decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1.

The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants ensure that substantially all future cash flows of the Company are required to be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, St. Louis Post-Dispatch LLC (PD LLC) borrowed $306,000,000 (the Pulitzer Notes) from a group of institutional lenders (the Noteholders). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the Notes Amendment). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 has been refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the Guaranty Agreement) with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer’s existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of its tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, the Company’s ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010. The interest rate will increase by 0.50% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning in June 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. The Notes Amendment establishes a $9,000,000 (reducing to $4,500,000 in October 2010) reserve of restricted cash to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements have been eliminated. See Note 13. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined) between the Noteholders and the Credit Parties and requires prepayments under certain specified events.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At March 29, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment adds and amends other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants ensure that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes and the Pulitzer Notes have limited cross-default provisions tied to the terms of the Credit Agreement.

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

The Company’s continuing ability to operate is dependent, in part, on its ability to remain in compliance with its debt covenants and to refinance or amend the Credit Agreement and Pulitzer Notes when they become due in April 2012, or earlier if available liquidity is consumed. As noted above, the Company is in compliance with its debt covenants at March 29, 2009.

The Company generated cash flows in 2008 sufficient to reduce debt, net of changes in cash, by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the remaining 2009, 2010, 2011 and 2012 (prior to maturity) principal payments required under the Credit Agreement and Pulitzer Notes. At March 29, 2009, the Company had $282,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $76,200,000 available for future use. Including cash and restricted cash, the Company’s liquidity at March 29, 2009 totals $94,749,000. This liquidity amount excludes any future cash flows. Principal payments on debt in the 52 weeks ending March 2010 total $81,900,000.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, as defined, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as discussed more fully in Note 13, also eliminates the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhances the Company’s liquidity.

Other

The Company paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, total $26,100,000. Approximately $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012.

Debt consists of the following:

(Thousands)	March 29, 2009	September 28, 2008	Interest Rate(s) March 29, 2009

Credit Agreement:
A Term Loan	$737,425	$819,375	4.75-5.5%
Revolving credit facility	282,950	207,000	4.75
Pulitzer Notes:
Principal amount	186,000	306,000	9.05
Unaccreted fair value adjustment	1,806	5,265
	1,208,181	1,337,640
Less current maturities	81,900	1,337,640
	$1,126,281	$-

At March 29, 2009, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 6.02%.

Aggregate maturities of debt for each of the 52 week periods ending March 2013 are $81,900,000, $76,000,000, $96,000,000, and $952,475,000, respectively. The Company has classified in the March 29, 2009 Consolidated Balance Sheet all amounts outstanding under the Credit Agreement and Pulitzer Notes based on their scheduled maturity dates, as determined under the 2009 Amendments and the Notes Amendment, respectively. Balances as of September 28, 2008 have not been adjusted.

7	INTEREST RATE EXCHANGE AGREEMENTS

At March 29, 2009, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

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

At March 29, 2009 and September 28, 2008, the Company recorded a liability of $5,857,000 and $3,337,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At March 29, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 12% of the principal amount of its debt.

The Company’s interest rate exchange agreements at March 29, 2009 consist of the following:

(Thousands)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 50,000	November 30, 2005	November 30, 2009	4.315%	$(1,065)
50,000	November 30, 2005	November 30, 2009	4.325	(1,075)
25,000	November 30, 2005	November 30, 2010	4.395	(1,285)
$125,000				$(3,425)

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	$(1,185)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(1,247)
$150,000				$(2,432)

8	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
	13 Weeks Ended		26 Weeks Ended
(Thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Service cost for benefits earned during the period	$ 269	$ 375	$ 538	$ 750
Interest cost on projected benefit obligation	2,388	2,334	4,776	4,668
Expected return on plan assets	(2,917)	(3,436)	(5,834)	(6,872)
Amortization of net gain	(295)	(424)	(590)	(848)
Amortization of prior service cost	(34)	(33)	(68)	(66)
	$ (589)	$(1,184)	$(1,178)	$(2,368)

Postretirement Medical Plans

Service cost for benefits earned during the period	$ 178	$ 525	$ 527	$ 1,050
Interest cost on projected benefit obligation	1,180	1,653	2,862	3,306
Expected return on plan assets	(604)	(549)	(1,205)	(1,098)
Amortization of net gain	(622)	(158)	(1,136)	(316)
Amortization of prior service cost	(698)	(58)	(756)	(116)
	$ (566)	$ 1,413	$ 292	$ 2,826

$31,000, $61,000, $60,000 and $120,000 of net periodic pension benefit for the 13 weeks and 26 weeks ended March 29, 2009, and March 30, 2008, respectively, was allocated to TNI.

Based on its forecast at March 29, 2009, the Company expects to contribute $4,307,000 to its postretirement medical plans in 2009.

Subsequent to the June 30, 2008 measurement date, the fair value of pension plan assets declined from $151,801,000 to $100,114,000 at March 31, 2009. The decline in the value of plan assets is related to declines in worldwide equity and debt markets. In the event the value of plan assets does not recover to the June 30, 2008 level, the Company’s future pension expense and funding requirements may increase if the same level of benefits is maintained and is not offset by other changes in plan assumptions.

2009 Changes to Plans

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes will reduce annual net periodic postretirement medical cost, based on current assumptions, by approximately $5,700,000, beginning in January 2009, and reduced the benefit obligation by $23,000,000, effective in January 2009.

9	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

The effective tax rate for the 26 weeks ended March 29, 2009, differs from the statutory rate due to goodwill impairment charges that are partially non-deductible. In addition, in 2008, the Company substantially increased its valuation allowance for deferred tax assets, due to the uncertainty certain of such assets would be realized. In the 13 weeks ended March 29, 2009, the Company reduced the valuation allowance by $17,182,000.

The Company estimates that it is reasonably possible that up to $2,105,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the 52 weeks ending March 2010 as a result of the expiration of various state statutes of limitations.

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

10	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.

	13 Weeks Ended		26 Weeks Ended
(Thousands, Except Per Share Data)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Income (loss) applicable to Common Stock:
Continuing operations	$(51,757)	$(713,036)	$(100,429)	$(691,248)
Discontinued operations	-	(1)	(5)	337
	$(51,757)	$(713,037)	$(100,434)	$(690,911)

Weighted average common shares	44,922	45,589	44,984	45,910
Less non-vested restricted Common Stock	473	755	557	579
Basic average common shares	44,449	44,834	44,427	45,331
Dilutive stock options and restricted Common Stock	-	-	-	-
Diluted average common shares	44,449	44,834	44,427	45,331

Earnings (loss) per common share:
Basic:
Continuing operations	$(1.16)	$(15.90)	$(2.26)	$(15.25)
Discontinued operations	-	-	-	0.01
	$(1.16)	$(15.90)	$(2.26)	$(15.24)

Diluted:
Continuing operations	$(1.16)	$(15.90)	$(2.26)	$(15.25)
Discontinued operations	-	-	-	0.01
	$(1.16)	$(15.90)	$(2.26)	$(15.24)

For the 13 weeks and 26 weeks ended March 29, 2009 and March 30, 2008, the Company has 231,000 and 1,124,000, weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

11	STOCK OWNERSHIP PLANS

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 26 weeks ended March 29, 2009:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2008	746	$21.60
Vested	(113)	39.57
Forfeited	(166)	15.62
Outstanding, March 29, 2009	467	$19.38

The fair value of restricted Common Stock vested during the 26 weeks ended March 29, 2009 totals $171,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of March 29, 2009 is $3,595,000, which will be recognized over a weighted average period of 1.4 years.

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 28, 2008	263	$34.69
Cancelled	(32)	35.00
Outstanding, March 29, 2009	231	$34.64	5.9	$-

Exercisable, March 29, 2009	192	$35.83	5.6	$-

Total unrecognized compensation expense for unvested stock options as of March 29, 2009 is $128,000, which will be recognized over a weighted average period of 0.6 years.

12	FAIR VALUE MEASUREMENTS

The Company adopted FASB Statement 157, Fair Value Measurements (Statement 157), in 2009. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable and consists of the following levels:

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of March 29, 2009:

(Thousands)	Level 1	Level 2	Level 3	Total

Interest rate swaps and collars	$-	$5,857	$-	$5,857

In the 13 weeks and 26 weeks ended March 29, 2009, the Company reduced the carrying value of property and equipment no longer in use by $935,000 and $3,199,000, respectively, based on estimates of the related fair value in the current market.

13	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At March 29, 2009, the Company has construction and equipment purchase commitments totaling approximately $2,119,000.

Redemption of PD LLC Minority Interest

In 2000, Pulitzer and The Herald Company Inc. (Herald Inc.) completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the related Operating Agreement, Pulitzer and another subsidiary held a 95% interest in the results of operations of PD LLC and The Herald Publishing Company, LLC (Herald), as successor to Herald Inc., held a 5% interest. Until 2008, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by the Pulitzer Notes. Pulitzer’s investment in PD LLC was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in STL Distribution Services (DS LLC) (The 2010 Redemption). The 2010 Redemption price for Herald’s interest was to be determined pursuant to a formula. The Company recorded the present value of the remaining amount of this potential liability in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. Between March 2008 and February 2009, the Company accrued increases in the liability totaling $10,304,000, which increased net loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald’s former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. The Company has recorded a liability of $2,300,000 at March 29, 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminates Herald’s right to exercise its rights under the 2010 Redemption. As a result, the Company reversed substantially all of its liability for the 2010 Redemption in the 13 weeks ended March 29, 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,522,000 and stockholders’ equity by $68,826,000.

The redemption of Herald’s interest in PD LLC and DS LLC is expected to generate significant tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis to be amortized for income tax purposes over a 15 year period beginning in February 2009 is approximately $258,000,000.

Pursuant to an Indemnity Agreement dated May 1, 2000 (Indemnity Agreement) between Herald Inc. and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. The Indemnity Agreement and related obligations of Herald to indemnify Pulitzer were also terminated pursuant to the Redemption Agreement.

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

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. Since the suit is still in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

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

In 2008, the FASB issued Statement 141(R), Business Combinations, and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of Statement 141(R) are effective for business combinations occurring in 2010. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. Statement 160 is effective for the Company in 2010. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

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

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 29, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2008 Annual Report on
Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income (loss) before depreciation, amortization, impairment of goodwill and other assets, and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on the Company’s results of operations before depreciation, amortization, impairment charges and earnings from equity investments.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the tables below:

(Thousands)	13 Weeks Ended March 29, 2009	Percent of Revenue	13 Weeks Ended March 30, 2008	Percent of Revenue

Operating cash flow	$ 28,663	14.4%	$ 44,141	17.8%
Less depreciation and amortization	20,500	10.3	23,685	9.6
Less impairment of goodwill and other assets	144,862	NM	841,005	NM
Plus equity in earnings of associated companies	348	0.2	1,808	0.7
Less reduction of investment in TNI	9,951	NM	90,384	NM
Operating loss	$(146,302)	NM	$(909,125)	NM

(Thousands)	26 Weeks Ended March 29, 2009	Percent of Revenue	26 Weeks Ended March 30, 2008	Percent of Revenue

Operating cash flow	$ 81,793	18.5%	$116,574	22.1%
Less depreciation and amortization	40,899	9.2	46,716	8.9
Less impairment of goodwill and other assets	214,907	NM	841,005	NM
Plus equity in earnings of associated companies	3,412	0.8	6,109	1.2
Less reduction of investment in TNI	9,951	NM	90,384	NM
Operating income (loss)	$(180,552)	NM	$(855,422)	NM

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

In 2008, the FASB issued Statement 141(R), Business Combinations, and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. Statement 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of Statement 141(R) are effective for business combinations occurring in 2010. Statement 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. Statement 160 is effective for the Company in 2010. The Company has not completed its evaluation of the effects of Statements 141(R) and 160 on its Consolidated Financial Statements.

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

Approximately 73% of the Company’s revenue is derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings, augmented by selective acquisitions.

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

IMPAIRMENT OF GOODWILL

In the 13 weeks ended December 28, 2008 and March 29, 2009, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $67,781,000 and $107,115,000, in the 13 weeks ended December 28, 2008 and March 29, 2009, respectively. The Company also recorded pretax, non-cash charges of $17,884,000 and $18,928,000 to reduce the value of nonamortized and amortizable intangible assets, respectively, in the 13 weeks ended March 29, 2009. Additional pretax, non-cash charges of $9,951,000 were recorded to reduce the carrying value of TNI in the 13 weeks ended March 29, 2009. These charges resulted in recognition of a significant loss per share for the 26 weeks ended March 29, 2009, and will result in a loss for the 52 weeks ending September 27, 2009.

Because of the timing of the determination of impairment and complexity of the calculations required, the Company has not completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and other assets included in the March 29, 2009 Consolidated Balance Sheet could change significantly. Such changes would not impact the Company’s cash flows.

DEBT AND LIQUIDITY

As discussed more fully in Note 6 to the Consolidated Financial Statements, included herein, in February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and completed a refinancing of its Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes, were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolve these issues.

KPMG’s auditors’ report on the Company’s 2008 Consolidated Financial Statements included an explanatory paragraph, which raised substantial doubt about the Company’s ability to continue as a going concern. KPMG has not reissued its 2008 Report removing the explanatory paragraph and has informed the Company that it does not expect to reevaluate its conclusion until the 2009 audit of the Consolidated Financial Statements is completed.

The Company’s ability to operate as a going concern is dependent on its ability to remain in compliance with debt covenants and to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed.

13 WEEKS ENDED MARCH 29, 2009

Results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended		Percent Change
	March 29,	March 30,
(Thousands, Except Per Share Data)	2009	2008	Total	Same Property

Advertising revenue:
Retail	$ 79,853	$99,120	(19.4)%	(19.3)%
Classified:
Daily newspapers:
Employment	6,413	15,700	(59.2)	(59.2)
Automotive	7,461	10,895	(31.5)	(31.5)
Real estate	7,314	10,530	(30.5)	(30.5)
All other	9,946	9,805	1.4	1.4
Other publications	7,552	10,826	(30.2)	(31.8)
Total classified	38,686	57,756	(33.0)	(33.3)
Online	9,919	13,494	(26.5)	(26.5)
National	9,591	11,233	(14.6)	(14.6)
Niche publications	3,480	4,530	(23.2)	(23.2)
Total advertising revenue	141,529	186,133	(24.0)	(24.0)
Circulation	47,086	49,087	(4.1)	(4.1)
Commercial printing	3,042	3,805	(20.1)	(20.1)
Online services and other	7,187	8,700	(17.4)	(17.3)
Total operating revenue	198,844	247,725	(19.7)	(19.8)
Compensation	84,295	105,574	(20.2)	(21.1)
Newsprint and ink	20,664	24,349	(15.1)	(12.0)
Other operating expenses	62,871	73,250	(14.2)	(13.0)
Workforce adjustments	2,351	411	NM	NM
Total operating expenses, excluding depreciation and amortization	170,181	203,584	(16.4)	(16.1)
Operating cash flow	28,663	44,141	(35.1)	(34.4)
Depreciation and amortization	20,500	23,685	(13.4)
Impairment of goodwill and other assets	144,862	841,005	(82.8)
Equity in earnings of associated companies	348	1,808	(80.8)
Reduction of Investment in TNI	9,951	90,384	(89.0)
Operating loss	(146,302)	(909,125)	(83.9)
Non-operating expense, net	(27,586)	(17,280)	59.6
Loss from continuing operations before income taxes	(173,888)	(926,405)	(81.2)
Income tax benefit	(63,999)	(220,841)	(71.0)
Minority interest	(38)	(11)	245.5
Loss from continuing operations	(109,851)	(705,553)	(84.4)
Discontinued operations, net	-	(1)	-
Net loss	(109,851)	(705,554)	(84.4)
Change in redeemable minority interest	58,094	(7,483)	NM
Net loss available to common stockholders	$(51,757)	$(713,037)	(92.7)

Loss per common share:
Basic	$ (1.16)	$ (15.90)	(92.7)
Diluted	(1.16)	(15.90)	(92.7)

For the 13 weeks ended March 29, 2009, total same property operating revenue decreased $48,912,000, or 19.8%, compared to the 13 weeks ended March 30, 2008.

Advertising Revenue

Same property advertising revenue decreased $44,641,000, or 24.0%, for the 13 weeks ended March 29, 2009 compared to the prior year period. Despite declines in advertising revenue, the Company’s results benchmark favorably to industry statistics reported by the Newspaper Association of America.

	13 Weeks Ended
(Thousands, Same Property)	March 29, 2009	March 30, 2008	Percent Change
Retail	$82,510	$100,066	(17.5)%
Classified:
Employment	$10,128	$ 23,933	(57.7)%
Automotive	10,895	15,135	(28.0)
Real estate	9,411	13,888	(32.2)
Other	15,111	17,080	(11.5)
Total classified revenue	$45,545	$ 70,036	(35.0)%

On a combined basis, print and online retail advertising revenue decreased 17.5% in the 13 weeks ended March 29, 2009. Same property print retail revenue decreased $19,148,000, or 19.3%. Same property average retail rate, excluding preprint insertions, decreased 9.4%. Same property daily newspaper retail preprint insertion revenue decreased 14.7%.

On a combined basis, print and online classified revenue decreased 35.0%. Same property print classified advertising revenue decreased $19,229,000, or 33.3%, for the 13 weeks ended March 29, 2009. Higher rate print employment advertising at the daily newspapers decreased 59.2% for the period on a same property basis, reflecting rising unemployment nationally. Same property print automotive advertising decreased 31.5% amid an industry-wide decline. Same property print real estate advertising decreased 30.5% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 1.4% on a same property basis. Same property classified advertising rates decreased 19.8%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	13 Weeks Ended
(Thousands of Inches)	March 29, 2009	March 30, 2008	Percent Change
Retail	2,457	2,946	(16.6)%
National	111	161	(31.1)
Classified	2,696	3,349	(19.5)
	5,264	6,456	(18.5)%

Online advertising revenue decreased 26.5% on a same property basis, due to a 44.8% decrease in online classified revenue, partially offset by a 12.2% increase in retail revenue.

National advertising decreased $1,642,000, or 14.6%, on a same property basis due to a 31.1% decline in lineage offset by a 21.1% increase in average national rate. Advertising in niche publications decreased 23.2% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $2,001,000, or 4.1%, in the 13 weeks ended March 29, 2009. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 7.0% and Sunday circulation decreased 4.8% for the 13 weeks ended March 29, 2009, compared to the prior year period. Results for both periods exclude The Capital Times in Madison, WI and the South Idaho Press in Burley, ID, which ceased daily publication in 2008. Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through its specialty and niche publications.

Same property commercial printing revenue decreased $764,000, or 20.1%, in the 13 weeks ended March 29, 2009. Same property online services and other revenue decreased $1,508,000, or 17.3%, in the 13 weeks ended March 29, 2009.

Operating Expenses

Costs other than depreciation, amortization and unusual costs decreased $35,343,000, or 17.4%, in the 13 weeks ended March 29, 2009, and decreased $33,769,000, or 17.1%, on a same property basis.

Compensation expense decreased $21,279,000, or 20.2%, in the 13 weeks ended March 29, 2009 and same property compensation expense decreased 21.1% driven primarily by a decline in same property full time equivalent employees of 16.6%. Bonus programs and employee benefits have also been substantially reduced and stock compensation grants have been suspended.

Newsprint and ink costs decreased $3,685,000, or 15.1%, in the 13 weeks ended March 29, 2009 due to decreased usage from lower advertising, reduced page sizes, lighter weight paper and some reduction of content, which were partially offset by higher unit prices. Costs decreased 12.0% on a same property basis and volume decreased 31.8% on a same property basis. See Item 3, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs or cost reductions, decreased $10,379,000, or 14.2%, in the 13 weeks ended March 29, 2009 and decreased 13.0% on a same property basis.

Reductions in staffing resulted in workforce adjustment costs totaling $2,351,000 and $411,000 in the 13 weeks ended March 29, 2009 and March 30, 2008, respectively.

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account based structure. The changes are expected to reduce annual net periodic postretirement medical cost by approximately $5,700,000, beginning in January 2009, and reduced the benefit obligation by $23,000,000, effective in January 2009.

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs and cost reductions, to decline approximately 15-16% in 2009, a decrease of more than $120,000,000.

Results of Operations

As a result of the above, operating cash flow decreased $15,478,000, or 35.1%, in the current year period. Operating cash flow margin decreased to 14.4% from 17.8% in the prior year period. Same property operating cash flow margin decreased to 16.4%, from 20.1% in the prior year period.

Depreciation and amortization expense decreased $3,185,000, or 13.4%, due primarily to impairment charges recorded in 2008 and 2009.

In the 13 weeks ended March 29, 2009, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $107,115,000. The Company also recorded pretax, non-cash charges of $17,884,000 and $18,928,000 to reduce the value of nonamortized and amortizable intangible assets, respectively. Additional pretax charges of $9,951,000 were recorded to reduce the carrying value of TNI. These charges resulted in recognition of a significant loss per share for the 13 weeks ended March 29, 2009, and will result in a loss for the 52 weeks ending September 27, 2009.

Because of the timing of the determination of impairment and complexity of the calculations required, the Company has not completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and other assets included in the March 29, 2009 Consolidated Balance Sheet could change significantly. Such changes would not impact the Company’s cash flows.

In the 13 weeks ended March 30, 2008, the Company recorded a preliminary, pretax noncash charge to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Equity in earnings of associated companies decreased to $348,000 in the current year period, compared to $1,808,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day.

In January 2009, Citizen announced its intention to sell the assets of, or discontinue publication of, the Tucson Citizen.

The above resulted in an operating loss of $146,302,000 in the 13 weeks ended March 29, 2009, compared to an operating loss of $909,125,000 in the prior year period.

Nonoperating Income and Expense

Nonoperating expense increased $10,306,000 due to an increase in debt financing costs and higher LIBOR spreads, which were partially offset by lower levels of debt and lower LIBOR rates. LIBOR has decreased substantially from its prior year levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. The maximum rate will be increased to LIBOR plus 450 basis points. At the March 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 400 basis points. The interest rate on the Pulitzer Notes, the balance of which was reduced $120,000,000 in the 13 weeks ended March 29, 2009, increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

Income tax benefit was 36.8% of loss from continuing operations before income taxes in the current year period and 23.8% of income from continuing operations before income taxes in the prior year. In the current year period, the Company reduced the valuation allowance for deferred tax assets by $17,182,000.

Recording of the liability for the 2010 Redemption resulted in an increase in net loss available to common stockholders for the 13 weeks ended March 30, 2008, of $7,483,000. The Company reversed substantially all of its liability for the 2010 Redemption in the 13 weeks ended March 29, 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,522,000 and stockholders’ equity by $68,826,000.

As a result of all of the above, the Company recorded a loss per diluted common share of $1.16 compared to a loss of $15.90 per share in the prior year period. As detailed in the table below, diluted loss per common share, as adjusted, was $0.07 for the 13 weeks ended March 29, 2009 compared to earnings per common share of $0.09 for the 13 weeks ended March 30, 2008. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 29, 2009		March 30, 2008
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net loss available to common stockholders, as reported	$(51,757)	$ (1.16)	$(713,037)	$(15.90)
Adjustments:
Impairment of goodwill and other assets, including TNI	154,813		931,389
Debt financing costs	12,927		876
Other, net	2,443		815
	170,183		933,080
Income tax benefit of adjustments, net, change in deferred tax valuation allowance and impact on minority interest	(63,261)		(223,299)
	106,922	2.41	709,781	15.83
Net income (loss) available to common stockholders, as adjusted	55,165	1.24	(3,256)	(0.07)
Change in redeemable minority interest	(58,094)	(1.31)	7,483	0.17
Net income (loss), as adjusted	$ (2,929)	$(0.07)	$ 4,227	$ 0.09

26 WEEKS ENDED MARCH 29, 2009

Results, as reported in the Consolidated Financial Statements, are summarized below:

	26 Weeks Ended		Percent Change
	March 29,	March 30,
(Thousands, Except Per Share Data)	2009	2008	Total	Same Property

Advertising revenue:
Retail	$192,787	$226,722	(15.0)%	(14.9)%
Classified:
Daily newspapers:
Employment	15,099	31,067	(51.4)	(51.4)
Automotive	16,104	22,624	(28.8)	(28.8)
Real estate	15,440	22,073	(30.1)	(30.1)
All other	19,992	19,793	1.0	1.0
Other publications	15,909	21,466	(25.9)	(27.3)
Total classified	82,544	117,023	(29.5)	(29.7)
Online	21,540	26,969	(20.1)	(20.1)
National	22,442	24,815	(9.6)	(9.6)
Niche publications	6,799	8,174	(16.8)	(16.8)
Total advertising revenue	326,112	403,703	(19.2)	(19.2)
Circulation	94,642	98,892	(4.3)	(4.3)
Commercial printing	6,511	7,980	(18.4)	(18.4)
Online services and other	15,134	17,006	(11.0)	(11.0)
Total operating revenue	442,399	527,581	(16.1)	(16.2)
Compensation	178,778	213,768	(16.4)	(16.6)
Newsprint and ink	45,818	49,452	(7.3)	(5.1)
Other operating expenses	132,821	147,376	(9.9)	(9.3)
Workforce adjustments	3,189	411	NM	NM
Total operating expenses, excluding depreciation and amortization	360,606	411,007	(12.3)	(11.9)
Operating cash flow	81,793	116,574	(29.8)	(29.4)
Depreciation and amortization	40,899	46,716	(12.5)
Impairment of goodwill and other assets	214,907	841,005	(74.4)
Equity in earnings of associated companies	3,412	6,109	(44.1)
Reduction of investment in TNI	9,951	90,384	(89.0)
Operating loss	(180,552)	(855,422)	(78.9)
Non-operating expense, net	(46,323)	(36,334)	27.5
Loss from continuing operations before income taxes	(226,875)	(891,756)	(74.6)
Income tax benefit	(69,523)	(208,587)	(66.7)
Minority interest	132	596	(77.9)
Loss from continuing operations	(157,484)	(683,765)	(77.0)
Discontinued operations, net	(5)	337	NM
Net loss	(157,489)	(683,428)	(77.0)
Change in redeemable minority interest	57,055	(7,483)	NM
Net loss available to common stockholders	$(100,434)	$(690,911)	(85.5)%

Loss per common share:
Basic	$ (2.26)	$ (15.24)	(85.2)%
Diluted	(2.26)	(15.24)	(85.2)

For the 26 weeks ended March 29, 2009, total same property operating revenue decreased $85,180,000, or 16.2%, compared to the 26 weeks ended March 30, 2008.

Advertising Revenue

Same property advertising revenue decreased $77,597,000, or 19.2%, for the 26 weeks ended March 29, 2009 compared to the prior year. Despite declines in advertising revenue, the Company’s results benchmark favorably to industry statistics reported by the Newspaper Association of America.

	26 Weeks Ended
(Thousands, Same Property)	March 29, 2009	March 30, 2008	Percent Change

Retail	$198,148	$228,077	(13.1)%

Classified:
Employment	$ 23,408	$ 47,057	(50.3)%
Automotive	23,455	31,711	(26.0)
Real estate	20,150	29,168	(30.9)
Other	30,956	34,209	(9.5)
Total classified revenue	$ 97,969	$142,145	(31.1)%

On a combined basis, print and online retail advertising revenue decreased 13.1% in the 26 weeks ended March 29, 2009. Same property print retail revenue decreased $33,652,000, or 14.9%. Same property average retail rate, excluding preprint insertions, decreased 7.4%. Same property daily newspaper retail preprint insertion revenue decreased 10.8%.

On a combined basis, print and online classified revenue decreased 31.1%. Same property print classified advertising revenue decreased $34,774,000, or 29.7%, for the 26 weeks ended March 29, 2009. Higher rate print employment advertising at the daily newspapers decreased 51.4% for the period on a same property basis reflecting rising unemployment nationally. Same property print automotive advertising decreased 28.8% amid an industry-wide decline. Same property print real estate advertising decreased 30.1% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 1.0% on a same property basis. Same property classified advertising rates decreased 16.2%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	26 Weeks Ended
(Thousands of Inches)	March 29, 2009	March 30, 2008	Percent Change

Retail	5,760	6,489	(11.2)%
National	259	341	(24.0)
Classified	5,665	6,911	(18.0)
	11,684	13,741	(15.0)%

Online advertising revenue decreased 20.1% on a same property basis, due to a 38.2% decrease in online classified revenue, partially offset by a 15.8% increase in retail revenue.

National advertising decreased $2,373,000, or 9.6%, on a same property basis due to a 24.0% decline in lineage offset by a 17.4% increase in average national rate. Advertising in niche publications decreased 16.8% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $4,250,000, or 4.3%, in the 26 weeks ended March 29, 2009. The Company’s average daily newspaper circulation units, including TNI and MNI as measured by the Audit Bureau of Circulations, or other independent organizations, decreased 4.6% and Sunday circulation decreased 3.5% for the 26 weeks ended March 29, 2009, compared to the prior year period. Results in both periods exclude The Capital Times in Madison, WI, which ceased daily publication in 2008. Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through its specialty and niche publications.

Same property commercial printing revenue decreased $1,469,000, or 18.4%, in the 26 weeks ended March 29, 2009. Same property online services and other revenue decreased $1,871,000, or 11.0%, in the 26 weeks ended March 29, 2009.

Operating Expenses

Costs other than depreciation, amortization and unusual costs decreased $53,179,000, or 13.0%, in the 26 weeks ended March 29, 2009, and decreased $50,044,000, or 12.6%, on a same property basis.

Compensation expense decreased $34,990,000, or 16.4%, in the 26 weeks ended March 29, 2009 and same property compensation expense decreased 16.6% driven primarily by a decline in same property full time equivalent employees of 13.6%. Bonus programs and employee benefits have also been substantially reduced and stock compensation grants have been suspended.

Newsprint and ink costs decreased $3,634,000, or 7.3%, in the 26 weeks ended March 29, 2009 due to decreased usage from lower advertising, reduced page sizes, lighter weight paper and some reduction of content,which were partially offset by higher unit prices. Costs decreased 5.1% on a same property basis and volume decreased 27.7% on a same property basis. See Item 3, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs or cost reductions, decreased $14,555,000, or 9.9%, in the 26 weeks ended March 29, 2009 and decreased 9.3% on a same property basis.

Reductions in staffing resulted in workforce adjustment costs totaling $3,189,000 and $411,000 in the 26 weeks ended March 29, 2009 and March 30, 2008, respectively.

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account based structure. The changes are expected to reduce annual net periodic postretirement medical cost by approximately $5,700,000, beginning in January 2009, and reduced the benefit obligation by $23,000,000, effective in January 2009.

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs and cost reductions, to decline approximately 15-16% in 2009, a decrease of more than $120,000,000.

Results of Operations

As a result of the above, operating cash flow decreased $34,781,000, or 29.8%, in the current year period. Operating cash flow margin decreased to 18.5% from 22.1% in the prior year period. Same property operating cash flow margin decreased to 20.6%, from 24.5% in the prior year period.

Depreciation and amortization expense decreased $5,817,000, or 12.5%, due primarily to impairment charges recorded in 2008.

In the 26 weeks ended March 29, 2009, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $174,896,000. The Company also recorded pretax, non-cash charges of $17,884,000 and $18,928,000 to reduce the value of nonamortized and amortizable intangible assets, respectively. Additional pretax charges of $9,951,000 were recorded to reduce the carrying value of TNI. These charges resulted in recognition of a significant loss per share for the 26 weeks ended March 29, 2009, and will result in a loss for the 52 weeks ending September 27, 2009.

Because of the timing of the determination of impairment and complexity of the calculations required, the Company has not completed the required determination of fair value. Accordingly, the final determination of reductions in the amounts of goodwill and other assets included in the March 29, 2009 Consolidated Balance Sheet could change significantly. Such changes would not impact the Company’s cash flows.

In the 26 weeks ended March 30, 2008, the Company recorded a preliminary, pretax noncash charge to reduce the carrying value of goodwill by $721,999,000. The Company also recorded preliminary, non-cash charges of $3,034,000 and $115,972,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $90,384,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI.

Equity in earnings of associated companies decreased to $3,412,000 in the current year period, compared to $6,109,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day.

In January 2009, Citizen announced its intention to sell the assets of, or discontinue publication of, the Tucson Citizen.

The above resulted in an operating loss of $180,552,000 in the 26 weeks ended March 29, 2009, compared to an operating loss of $855,422,000 in the prior year period.

Nonoperating Income and Expense

Nonoperating expense increased $9,989,000 due to an increase in the debt financing costs and higher LIBOR spreads, which were partially offset by lower levels of debt and lower LIBOR rates. LIBOR has decreased substantially from its prior year levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. The maximum rate will be increased to LIBOR plus 450 basis points. At the March 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at LIBOR plus 400 basis points. The interest rate on the Pulitzer Notes, the balance of which was reduced $120,000,000 in the 26 weeks ended March 29, 2009, increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

Income tax benefit was 30.6% of loss from continuing operations before income taxes in the current year period and 23.4% of income from continuing operations before income taxes in the prior year. In the current year period, the Company reduced the valuation allowance for deferred tax assets by $16,030,000.

Recording of the liability for the 2010 Redemption resulted in an increase in net loss available to common stockholders for the 26 weeks ended March 30, 2008, of $7,483,000. The Company reversed substatially all of its liability for the 2010 Redemption in the 26 weeks ended March 29, 2009. The reversal decreased liabilities by $71,302,000 and increased comprehensive income by $58,522,000 and stockholders equity by $68,826,000.

As a result of all of the above, the Company recorded a loss per diluted common share of $2.26 compared to a loss of $15.24 per share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, was $0.17 for the 26 weeks ended March 29, 2009 compared to earnings per common share of $0.60 for the 26 weeks ended March 30, 2008. Per share amounts may not add due to rounding.

	26 Weeks Ended
	March 29, 2009		March 30, 2008
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net loss available to common stockholders, as reported	$(100,434)	$(2.26)	$(690,911)	$(15.24)
Adjustments:
Impairment of goodwill and other assets, including TNI	224,858		931,389
Debt financing costs	14,850		1,752
Other, net	2,665		939
	242,373		934,080
Income tax benefit of adjustments, net, change in deferred tax valuation allowance and impact on minority interest	(77,131)		(223,653)
	165,242	3.72	710,427	15.67
Net income available to common stockholders, as adjusted	64,808	1.46	19,516	0.43
Change in redeemable minority interest	(57,055)	(1.28)	7,483	0.17
Net income, as adjusted	$ 7,753	$ 0.17	$ 26,999	$ 0.60

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $33,643,000 in the 26 weeks ended March 29, 2009, and $69,234,000 in the 26 weeks ended March 30, 2008. Losses from continuing operations in the 26 weeks ended March 29, 2009 and March 30, 2008 were caused primarily by non-cash charges for the impairment of goodwill and other assets,net of the related income tax effect. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in both years.

Investing Activities

Cash provided by investing activities totaled $114,466,000 in the 26 weeks ended March 29, 2009 and required $17,332,000 in the 26 weeks ended March 30, 2008. Capital spending totaled $8,398,000 in the 26 weeks ended March 29, 2009, and $13,742,000 in the 26 weeks ended March 30, 2008. The Company liquidated a substantial amount of its restricted cash and investments in the 26 weeks ended March 29, 2009 in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes.

The Company anticipates that funds necessary for capital expenditures, which are expected to total approximately $15,000,000 in 2009, and other requirements, will be available from internally generated funds, or availability under its existing Credit Agreement. The 2009 Amendments to the Credit Agreement, as discussed more fully below, limit capital expenditures to $20,000,000 in 2009.

Financing Activities

Cash required for financing activities totaled $157,331,000 in the 26 weeks ended March 29, 2009 and $64,440,000 in the 26 weeks ended March 30, 2008. Debt reduction accounted for the majority of the usage of funds in both years. The annual dividend declared was $0.76 per share in 2008 and the final 2008 dividend was paid in October 2008. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012.

Credit Agreement

In 2006, the Company entered into the Credit Agreement with the Lenders. The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, the Company completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009.

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Credit Parties; provided however, that Pulitzer and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

As a result of the 2009 Amendments, the Credit Parties pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer and its subsidiaries, TNI, the Company’s ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

Interest Payments

Debt under the A Term Loan, which has a balance of $737,425,000 at March 29, 2009, and the $375,000,000 revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At the March 29, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At March 29, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 26 weeks ended March 29, 2009 and 2008 were $81,950,000 and $14,750,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2009 total $22,100,000. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,525,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009, subsequent to the end of the December 2008 quarter. The acceleration of such payments due to excess cash flow does not change the due dates of other A Term Loan payments. The Company does not expect payments based on excess cash flow will be required for 2009.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At March 29, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,206,375,000 at March 29, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at March 29, 2009 was 6.44:1. Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 7.25:1 in March 2009 to 8.25:1 in June 2009, increase to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at March 29, 2009 was 2.69:1. The minimum interest expense coverage ratio is 2.25:1 through March 2009, and will decrease thereafter to 1.85:1 through June 2009, decrease thereafter to 1.6:1 through September 2009, decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1.

The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants ensure that substantially all future cash flows of the Company are required to be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 the Pulitzer Notes from the Noteholders. The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended by the Notes Amendment. Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 has been refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer’s existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of its tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, the Company’s ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010. The interest rate will increase by 0.50% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning in June 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. The Notes Amendment establishes a $9,000,000 (reducing to $4,500,000 in October 2010) reserve of restricted cash to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements have been eliminated. See Note 13 of the Notes to Consolidated Financial Statements, included herein. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined) between the Noteholders and the Credit Parties and requires prepayments under certain specified events.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At March 29, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment adds and amends other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants ensure that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes and the Pulitzer Notes have limited cross-default provisions tied to the terms of the Credit Agreement.

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which is recorded as debt in the Consolidated Balance Sheets. This amount will be accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

The Company’s continuing ability to operate is dependent, in part, on its ability to remain in compliance with its debt covenants and to refinance or amend the Credit Agreement and Pulitzer Notes when they become due in April 2012, or earlier if available liquidity is consumed. As noted above, the Company is in compliance with its debt covenants at March 29, 2009, and expects to remain in compliance with such covenants.

The Company generated cash flows in 2008 sufficient to reduce debt, net of changes in cash, by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the remaining 2009, 2010, 2011 and 2012 (prior to maturity) principal payments required under the Credit Agreement and Pulitzer Notes. At March 29, 2009, the Company had $282,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $76,200,000 available for future use. Including cash and restricted cash, the Company’s liquidity at March 29, 2009 totals $94,749,000. This liquidity amount excludes any future cash flows. Principal payments on debt in the 52 weeks ending March 2010 total $81,900,000. The Company expects substantially all principal payments due in the 52 weeks ending March 2010 will be satisfied by the Company’s continuing cash flows.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default, as defined, occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of

Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption also eliminates the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhances the Company’s liquidity.

Interest Rate Exchange Agreements

At March 29, 2009, the Company had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps with notional amounts of $75,000,000 expired.

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

Discontinued Operations and Other Matters

Cash required by discontinued operations totaled $5,000 in the 26 weeks ended March 29, 2009 and provided $15,016,000 in the 26 weeks ended March 30, 2008. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in the prior year period.

Cash and cash equivalents decreased $9,227,000 in the 26 weeks ended March 29, 2009, and increased $2,478,000 in the 26 weeks ended March 30, 2008.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR, to the extent such increase exceeds the applicable LIBOR floor, would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,450,000, based on $745,375,000 of floating rate debt outstanding at March 29, 2009, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below. Such interest rates may also decrease. Based on interest rates at the end of April 2009, LIBOR would need to increase approximately 80 to 100 basis points before the Company’s borrowing cost would begin to be impacted.

At March 29, 2009, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments. In November 2008, interest rate swaps with notional amounts of $75,000,000 expired.

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

At March 29, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 12% of the principal amount of its debt.

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

Unprecedented declines in newsprint demand are expected to continue throughout 2009 as newsprint consumption is suppressed by economic conditions, newsprint conservation programs, and the reduction of inventories. Many newsprint conservation programs were initiated in response to 2008 increases in newsprint pricing and are playing a role in cost containment during the current economic down cycle. Newsprint producers are struggling to balance supply capacity with current financial demands. They are likely to continue to implement extensive production curtailment programs including permanent, indefinite, and temporary capacity shutdowns. As a result, newsprint pricing has begun to decline on a monthly basis because of reduced usage and lower order volumes from newsprint consumers. This trend will likely continue through most of calendar 2009 until newsprint producers remove enough production capacity to balance supply with demand. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton price decline for 30 pound newsprint would result in an annualized increase in income before income taxes of approximately $1,000,000 based on anticipated consumption rates in 2009, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also increase.

SENSITIVITY TO CHANGES IN VALUE

The Company’s fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of March 29, 2009, to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

Changes in the value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of March 29, 2009, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended March 29, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. Since the suit is still in the earliest of phases, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

Item 2(c).	Issuer Purchases of Equity Securities

During the 13 weeks ended March 29, 2009, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay taxes related to the restricted stock vesting.

Month	Shares Purchased	Average Price Per Share

March	265	$0.39

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on March 10, 2009. William E. Mayer, Gregory P. Schermer and Mark B. Vittert were elected as directors for three-year terms expiring at the 2012 annual meeting.

Votes were cast for nominees for director as follows:

	For	Withheld

William E. Mayer	67,334,409	7,329,311
Gregory P. Schermer	70,668,177	3,995,543
Mark B. Vittert	66,933,586	7,730,134

Discretionary authority was given to the Board of Directors to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of Common Stock and Class B Common Stock. The Board of Directors was given the authority to combine a whole number of outstanding shares of Common Stock and Class B Common Stock in a range of not less than five and not more than ten shares, into one share of Common Stock or one share of Class B Common Stock, at any time prior to June 30, 2009. 71,131,772 of votes were cast for the proposal and 3,595,391 votes against, with 233,411 votes abstaining.

Item 6.	Exhibits

Number	Description

10.1	Third Amendment, Consent and Waiver to Credit Agreement and First Amendment to Intercompany Subordination Agreement and Mortgages, dated as of February 18, 2009, among Lee Enterprises, Incorporated (“Company”), Deutsche Bank Trust Company Americas (“Deutsche Bank Trust”), as Administrative Agent and as Collateral Agent, and the Lenders party to the Amended and Restated Credit Agreement, dated as of December 21, 2005, among the Company, Deutsche Bank Trust, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other Lenders party thereto.
10.2	Amended and Restated Pledge Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.
10.3	Amended and Restated Subsidiaries Guaranty, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto in favor of Deutsche Bank Trust Company Americas, as Administrative Agent.
10.4	Amended and Restated Intercompany Subordination Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.
10.5	Third Amendment to Limited Waiver to Note Agreement and Guaranty Agreement, dated as of February 6, 2009, among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto.
10.6	Limited Waiver and Amendment No. 5 to Note Agreement, dated as of February 18, 2009, among St. Louis Post-Dispatch LLC and the Noteholders party thereto.
10.7	Security Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of the Company party thereto.
10.8	Pledge Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of Pulitzer Inc. party thereto in favor of The Bank New York Mellon Trust Company, N.A., as Collateral Agent, on behalf and for the benefit of the Secured Parties (as defined therein).
10.9	Subsidiary Guaranty Agreement, dated as of February 18, 2009, among the Subsidiaries of Pulitzer Inc. party thereto in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto.
10.10	Set-Off Agreement, dated as of February 18, 2009, among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Pulitzer Inc.
10.11	Limited Waiver and Amendment No. 5 to Guaranty Agreement, dated as of February 18, 2009, among Pulitzer Inc., in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto.
10.12	Redemption Agreement, dated February 18, 2009, among St. Louis Post-Dispatch LLC, STL Distribution Services LLC, The Herald Publishing Company, LLC, Pulitzer Inc. and Pulitzer Technologies, Inc.
10.13	Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: May 8, 2009
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)