Form 10-Q
period 2009-06-28
LEE ENTERPRISES, INC
filed 2009-08-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 28, 2009

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

As of June 28, 2009, 39,062,485 shares of Common Stock and 5,863,157 shares of Class B Common Stock of the Registrant were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on Lee Enterprises, Incorporated’s (the Company) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond its control, are the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in advertising demand, newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, difficulties in maintaining employee and customer relationships, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands, Except Per Common Share Data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Operating revenue:
Advertising	$148,034	$195,502	$474,146	$599,205
Circulation	45,320	48,344	139,962	147,236
Other	10,451	12,548	32,096	37,534
Total operating revenue	203,805	256,394	646,204	783,975
Operating expenses:
Compensation	80,703	103,984	259,481	317,753
Newsprint and ink	15,752	26,859	61,570	76,311
Other operating expenses	61,118	71,211	193,939	218,587
Depreciation	8,055	8,828	24,759	25,804
Amortization of intangible assets	11,597	13,138	35,792	42,878
Impairment of goodwill and other assets	29,665	10,360	244,572	851,365
Workforce adjustment and transition costs	1,541	544	4,730	954
Total operating expenses	208,431	234,924	824,843	1,533,652
Equity in earnings of associated companies	838	2,549	4,250	8,658
Reduction of investment in TNI	(10,000)	(3,000)	(19,951)	(93,384)
Operating income (loss)	(13,788)	21,019	(194,340)	(834,403)
Non-operating income (expense):
Financial income	56	1,386	1,876	4,702
Financial expense	(19,806)	(15,111)	(54,922)	(53,033)
Debt financing costs	(784)	(877)	(15,634)	(2,629)
Other, net	-	(393)	1,823	(369)
Total non-operating expense, net	(20,534)	(14,995)	(66,857)	(51,329)
Income (loss) before income taxes	(34,322)	6,024	(261,197)	(885,732)
Income tax expense (benefit)	(9,830)	2,372	(79,353)	(206,215)
Minority interest	20	113	152	709
Income (loss) from continuing operations	(24,512)	3,539	(181,996)	(680,226)
Discontinued operations, net	-	(52)	(5)	285
Net income (loss)	(24,512)	3,487	(182,001)	(679,941)
Change in redeemable minority interest	-	(655)	57,055	(8,138)
Net income (loss) available to common stockholders	(24,512)	2,832	(124,946)	(688,079)
Other comprehensive income (loss), net	(610)	1,636	10,466	(4,156)
Comprehensive income (loss) available to common stockholders	$ (25,122)	$ 4,468	$ (114,480)	$ (692,235)

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.55)	$0.07	$(2.81)	$(15.31)
Discontinued operations	-	-	-	0.01
	$(0.55)	$0.06	$(2.81)	$(15.30)

Diluted:
Continuing operations	$(0.55)	$0.06	$(2.81)	$(15.31)
Discontinued operations	-	-	-	0.01
	$(0.55)	$0.06	$(2.81)	$(15.30)

Dividends per common share	$ -	$0.19	$ -	$ 0.57

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands, Except Per Share Data)	June 28, 2009	September 28, 2008
		Revised - See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$ 15,252	$ 23,459
Accounts receivable, net	80,351	100,380
Income taxes receivable	888	-
Inventories	9,019	18,952
Other	11,328	10,988
Total current assets	116,838	153,779
Restricted cash, cash equivalents and investments	4,919	126,060
Investments	67,598	97,643
Property and equipment, net	271,723	292,828
Goodwill	433,552	627,023
Other intangible assets, net	614,348	701,184
Other	30,291	17,850
Total assets	$1,539,269	$2,016,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 96,900	$1,337,640
Accounts payable	27,607	53,827
Compensation and other accrued liabilities	45,015	60,416
Unearned revenue	38,739	38,871
Income taxes payable	-	5,431
Dividends payable	-	8,539
Total current liabilities	208,261	1,504,724
Long-term debt, net of current maturities	1,093,107	-
Pension obligations	2,224	2,803
Postretirement and postemployment benefit obligations	38,145	58,767
Deferred income taxes	112,082	187,869
Other	31,479	34,442
Redeemable and other minority interest	235	72,244
Total liabilities	1,485,533	1,860,849
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,124	78,222
June 28, 2009: 39,062 shares;
September 28, 2008: 39,111 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,726	11,958
June 28, 2009: 5,863 shares;
September 28, 2008: 5,979 shares
Additional paid-in capital	137,016	134,289
Accumulated deficit	(226,789)	(112,144)
Accumulated other comprehensive income	53,659	43,193
Total stockholders’ equity	53,736	155,518
Total liabilities and stockholders’ equity	$1,539,269	$2,016,367

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(Thousands)	June 28, 2009	June 29, 2008

Cash provided by operating activities:
Net loss	$(182,001)	$(679,941)
Results of discontinued operations	(5)	285
Loss from continuing operations	(181,996)	(680,226)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	60,551	68,682
Impairment of goodwill and other assets	244,572	851,365
Reduction of investment in TNI	19,951	93,384
Stock compensation expense	2,337	4,290
Accretion of debt fair value adjustment	(3,633)	(5,953)
Distributions greater than current earnings of associated companies	32	2,629
Deferred income taxes	(78,768)	(229,242)
Debt financing costs	15,634	2,629
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	20,179	13,162
Decrease (increase) in inventories and other current assets	8,451	(4,711)
Decrease in accounts payable, accrued expenses and unearned revenue	(38,525)	(33,559)
Change in income taxes receivable or payable	(6,319)	5,513
Other, net	(3,023)	(1,982)
Net cash provided by operating activities of continuing operations	59,443	85,981
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(10,686)	(17,498)
Purchases of marketable securities	(47,777)	(93,929)
Sales or maturities of marketable securities	166,109	67,781
Increase in restricted cash	2,114	16,329
Acquisitions	-	(1,624)
Other, net	3,263	2,809
Net cash provided by (required for) investing activities of continuing operations	113,023	(26,132)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	155,950	109,400
Payments on long-term debt	(299,950)	(138,025)
Financing costs	(26,005)	-
Common stock transactions, net	49	(18,144)
Cash dividends paid	(8,539)	(24,039)
Other	(2,173)	-
Net cash required for financing activities of continuing operations	(180,668)	(70,808)
Net cash provided by (required for) discontinued operations:
Operating activities	(5)	(8,741)
Investing activities	-	23,911
Net increase (decrease) in cash and cash equivalents	(8,207)	4,211
Cash and cash equivalents:
Beginning of period	23,459	-
End of period	$ 15,252	$ 4,211

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the Company) as of June 28, 2009 and its results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Because of acquisitions, divestitures, seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 28, 2009 are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for its 50% interest in TNI Partners (TNI), 50% interest in Madison Newspapers, Inc. (MNI), and 82.5% interest in INN Partners, L.C. (INN).

The Company has evaluated subsequent events through the time the June 28, 2009, Form 10-Q was filed with the Securities and Exchange Commission on August 7, 2009, which is the date the Consolidated Financial Statements were issued. No events have occurred subsequent to June 28, 2009 that require disclosure or recognition in these financial statements.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Notes 3 and 6.

References to 2009, 2008 and the like mean the fiscal year ended the last Sunday in September.

Debt and Liquidity

As discussed more fully in Note 6 (and capitalized terms used below defined), in February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and a refinancing of its Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes, were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolve these issues.

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

Divestitures

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000, which is recorded in discontinued operations. Results of DeKalb operations have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

	13 Weeks Ended	39 Weeks Ended
(Thousands)	June 29, 2008	June 28, 2009	June 29, 2008

Operating revenue	$ -	$ -	$1,376

Income from discontinued operations	$ -	$ -	$ 128
Gain (loss) on sale of discontinued operations, before income taxes	(80)	(8)	5,786
Income tax expense (benefit)	(28)	(3)	5,629
	$(52)	$(5)	$ 285

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

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and other transition costs of approximately $1,848,000, of which $1,093,000 was incurred by TNI.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Operating revenue	$17,560	$24,121	$58,350	$77,262
Operating expenses, excluding workforce adjustment and transition costs, depreciation and amortization	15,877	19,111	51,739	58,401
Curtailment gain	-	-	(1,332)	-
Workforce adjustment and transition costs	1,093	-	1,195	247
Operating income	$ 590	$ 5,010	$ 6,748	$18,614

Company’s 50% share of operating income	$ 295	$ 2,505	$ 3,374	$ 9,307
Less amortization of intangible assets	333	663	1,092	3,832
Equity in earnings (loss) of TNI	$ (38)	$ 1,842	$ 2,282	$ 5,475

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $166,000 and $376,000 in the 13 weeks ended June 28, 2009 and June 29, 2008, respectively, and $1,295,000 and $865,000 in the 39 weeks ended June 28, 2009 and June 29, 2008, respectively.

Annual amortization of intangible assets of TNI is estimated to be $1,215,000 in each of the 52 week periods ending June 2010 through June 2012 and $1,189,000 and $911,000 in the 52 week periods ending June 2013 and 2014, respectively.

The Company’s preliminary impairment analysis as of March 29, 2009 resulted in a pretax reduction in the carrying value of TNI of $9,951,000. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in an additional pretax reduction of $10,000,000. See Note 5.

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

In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000 in 2008, of which $538,000 and $1,883,000 were recorded in the 13 weeks and 39 weeks ended June 29, 2008, respectively.

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Operating revenue	$19,468	$24,878	$61,173	$77,535
Operating expenses, excluding workforce adjustment and transition costs, depreciation and amortization	15,957	21,181	52,655	62,629
Workforce adjustment and transition costs	-	538	294	1,883
Depreciation and amortization	774	1,085	2,426	3,270
Operating income	$2,737	$2,074	$5,798	$9,753

Net income	$1,752	$1,414	$3,936	$6,366

Company’s 50% share of net income	$876	$707	$1,968	$3,183

Debt of MNI totaled $2,285,000 at September 28, 2008.

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill are as follows:

(Thousands)	39 Weeks Ended June 28, 2009

Goodwill, beginning of period	$627,023
Goodwill impairment	193,471
Goodwill, end of period	$433,552

Identified intangible assets consist of the following:

(Thousands)	June 28, 2009	September 28, 2008

Nonamortized intangible assets:
Mastheads	$ 44,755	$ 59,869
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	921,642
Less accumulated amortization	316,136	280,359
	569,577	641,283
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,642	28,626
	16	32
	$614,348	$701,184

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

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 13 weeks ended March 29, 2009, were preliminary. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in additional pretax, non-cash charges of $18,575,000 to reduce the carrying value of goodwill. The Company also recorded additional, non-cash pretax charges of $14,920,000 to reduce the carrying value of amortizable intangible assets and reduced previously recorded charges for nonamortized intangible assets by $3,829,000. $10,000,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company recorded $11,720,000 of income tax benefits related to these charges in the 13 weeks ended June 28, 2009.

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

Annual amortization of intangible assets for each of the 52 week periods ending June 2010 through June 2014 is estimated to be $45,247,000, $44,806,000, $43,797,000, $39,347,000 and $39,033,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $737,425,000 at June 28, 2009, and the $375,000,000 revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At the June 28, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At June 28, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 39 weeks ended June 28, 2009 and 2008 were $81,950,000 and $26,625,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2009 total $22,100,000 and were made in July 2009. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,525,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions. In July 2009, the Company made a $440,000 payment related to this provision.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At June 28, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,188,375,000 at June 28, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at June 28, 2009 was 6.7:1. Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 8.25:1 in June 2009 to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at June 28, 2009 was 2.37:1. The minimum interest expense coverage ratio is 1.85:1 in June 2009, will decrease thereafter to 1.6:1 through September 2009, decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the Notes Amendment). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

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

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. The $4,000,000 payment due June 29, 2009 was made in the 13 weeks ended June 28, 2009.

The Notes Amendment establishes a $9,000,000 (reducing to $4,500,000 in October 2010) reserve of restricted cash to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements have been eliminated. See Note 13. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At June 28, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment added and amended other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants ensure that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

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

Liquidity

The Company’s continuing ability to operate is dependent, in part, on its ability to remain in compliance with its debt covenants and to refinance or amend the Credit Agreement and Pulitzer Notes when they become due in April 2012, or earlier if available liquidity is consumed. As noted above, the Company is in compliance with its debt covenants at June 28, 2009.

The Company generated cash flows in 2008 sufficient to reduce debt, net of changes in cash, by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the remaining 2009, 2010, 2011 and 2012 (prior to maturity) principal payments required under the Credit Agreement and Pulitzer Notes. At June 28, 2009, the Company had $268,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $91,822,000 available for future use. Including cash and restricted cash, the Company’s liquidity at June 28, 2009 totals $111,993,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in the 52 weeks ending June 2010 total $96,900,000.

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

Other

The Company paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, total $26,005,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At June 28, 2009, the Company has total unamortized financing costs of $21,360,000.

Debt consists of the following:

(Thousands)	June 28, 2009	September 28, 2008	Interest Rate(s) June 28, 2009

Credit Agreement:
A Term Loan	$737,425	$819,375	5.25-6.00%
Revolving credit facility	268,950	207,000	5.25
Pulitzer Notes:
Principal amount	182,000	306,000	9.05
Unaccreted fair value adjustment	1,632	5,265
	1,190,007	1,337,640
Less current maturities	96,900	1,337,640
	$1,093,107	$-

At June 28, 2009, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 6.76%.

Aggregate maturities of debt for each of the 52 week periods ending June 2012 are $96,900,000, $76,000,000, and $1,015,475,000, respectively. The Company has classified in the June 28, 2009 Consolidated Balance Sheet, all amounts outstanding under the Credit Agreement and Pulitzer Notes based on their scheduled maturity dates, as determined under the 2009 Amendments and the Notes Amendment, respectively. Balances as of September 28, 2008 have not been adjusted.

7	INTEREST RATE EXCHANGE AGREEMENTS

At June 28, 2009, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

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

At June 28, 2009 and September 28, 2008, the Company recorded a liability of $4,663,000 and $3,337,000, respectively, related to the fair value of such instruments. The change in this fair value is recorded in other comprehensive income, net of income taxes.

At June 28, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 13% of the principal amount of its debt.

The Company’s interest rate exchange agreements at June 28, 2009 consist of the following:

(Thousands)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 50,000	November 30, 2005	November 30, 2009	4.315%	$ (788)
50,000	November 30, 2005	November 30, 2009	4.325	(796)
25,000	November 30, 2005	November 30, 2010	4.395	(1,196)
$125,000				$(2,780)

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	$ (922)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(961)
$150,000				$(1,883)

8	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

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

The Company uses a June 30 measurement date for all of its pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of the Company’s pension and postretirement medical plans are as follows:

Pension Plans
	13 Weeks Ended		39 Weeks Ended
(Thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Service cost for benefits earned during the period	$ 269	$ 375	$ 807	$ 1,125
Interest cost on projected benefit obligation	2,388	2,334	7,164	7,002
Expected return on plan assets	(2,917)	(3,436)	(8,751)	(10,308)
Amortization of net gain	(295)	(424)	(885)	(1,272)
Amortization of prior service cost	(34)	(33)	(102)	(99)
	$ (589)	$(1,184)	$(1,767)	$ (3,552)

Postretirement Medical Plans

Service cost for benefits earned during the period	$ 65	$ 525	$ 592	$ 1,575
Interest cost on projected benefit obligation	981	1,653	3,843	4,959
Expected return on plan assets	(600)	(549)	(1,805)	(1,647)
Amortization of net gain	(979)	(158)	(2,115)	(474)
Amortization of prior service cost	(808)	(58)	(1,564)	(174)
	$(1,341)	$ 1,413	$(1,049)	$ 4,239

$30,000 and $60,000 in the 13 weeks ended June 28, 2009 and June 29, 2008, respectively, and $90,000 and $180,000 in the 39 weeks ended June 28, 2009 and June 29, 2008, respectively, of net periodic pension benefit was allocated to TNI.

Based on its forecast at June 28, 2009, the Company expects to contribute $2,600,000 to its postretirement medical plans in 2009.

Subsequent to the June 30, 2008 measurement date, the fair value of pension plan assets declined from $151,801,000 to $111,877,000 at June 30, 2009. The decline in the value of plan assets is related to declines in worldwide equity and debt markets. In the event the value of plan assets does not recover to the June 30, 2008 level, the Company’s future pension expense and funding requirements may increase if the same level of benefits is maintained and is not offset by other changes in plan assumptions.

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

The effective tax rate for the 39 weeks ended June 28, 2009, differs from the statutory rate due to goodwill impairment charges that are partially non-deductible. In addition, in 2008, the Company substantially increased its valuation allowance for deferred tax assets, due to the uncertainty certain of such assets would be realized. In the 39 weeks ended June 28, 2009, the Company reduced the valuation allowance by $16,030,000.

The Company estimates that it is reasonably possible that up to $2,131,000 of uncertain tax benefits associated with state income tax return issues could be recognized in the 52 weeks ending June 2010 as a result of the expiration of various state statutes of limitations.

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

The IRS has completed its review of the Company’s income tax returns, or the related statute of limitations has expired, through 2005 and is presently examining income tax returns of Pulitzer for 2003, 2004 and 2005. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through 2002.

10	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.

	13 Weeks Ended		39 Weeks Ended
(Thousands, Except Per Share Data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29 2008

Income (loss) applicable to Common Stock:
Continuing operations	$(24,512)	$2,884	$(124,941)	$(688,364)
Discontinued operations	-	(52)	(5)	285
	$(24,512)	$2,832	$(124,946)	$(688,079)

Weighted average common shares	44,918	45,010	44,962	45,608
Less non-vested restricted Common Stock	465	745	527	637
Basic average common shares	44,453	44,265	44,435	44,971
Dilutive stock options and restricted Common Stock	-	288	-	-
Diluted average common shares	44,453	44,553	44,435	44,971

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.55)	$0.07	$(2.81)	$(15.31)
Discontinued operations	-	-	-	0.01
	$(0.55)	$0.06	$(2.81)	$(15.30)

Diluted:
Continuing operations	$(0.55)	$0.06	$(2.81)	$(15.31)
Discontinued operations	-	-	-	0.01
	$(0.55)	$0.06	$(2.81)	$(15.30)

For the 13 weeks and 39 weeks ended June 28, 2009 and June 29, 2008, the Company has 229,000 and 1,119,000, weighted average shares, respectively, subject to issuance under its stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

11	STOCK OWNERSHIP PLANS

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 39 weeks ended June 28, 2009:

(Thousands, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2008	746	$21.60
Vested	(113)	39.53
Forfeited	(168)	15.68
Outstanding, June 28, 2009	465	$19.37

The fair value of restricted Common Stock vested during the 39 weeks ended June 28, 2009 totals $171,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of June 28, 2009 is $2,838,000, which will be recognized over a weighted average period of 1.1 years.

Stock Options

A summary of activity related to the Company’s stock option plan is as follows:

(Thousands, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 28, 2008	263	$34.69
Cancelled	(34)	34.78
Outstanding, June 28, 2009	229	$34.67	5.7	$-

Exercisable, June 28, 2009	191	$35.86	5.3	$-

Total unrecognized compensation expense for unvested stock options as of June 28, 2009 is $77,000, which will be recognized over a weighted average period of 0.4 years.

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of June 28, 2009:

(Thousands)	Level 2	Total

Interest rate swaps and collars	$4,663	$4,663

In the 39 weeks ended June 28, 2009, the Company reduced the carrying value of property and equipment no longer in use by $3,199,000, based on estimates of the related fair value in the current market.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. At June 28, 2009, the Company had $4,919,000 of investments in a money market fund classified as restricted cash, cash equivalents and investments in its Consolidated Balance Sheet. The fund has quoted market prices that are generally equivalent to par. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $8,608,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of TCT are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. The Company’s fixed rate debt consists of the $182,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 6, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of June 28, 2009, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

13	COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At June 28, 2009, the Company has construction and equipment purchase commitments totaling approximately $686,000.

Redemption of PD LLC Minority Interest

In 2000, Pulitzer and The Herald Company Inc. (Herald Inc.) completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the related Operating Agreement, Pulitzer and another subsidiary held a 95% interest in the results of operations of PD LLC and The Herald Publishing Company, LLC (Herald), as successor to Herald Inc., held a 5% interest. Until February 2009, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

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

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald’s former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. The Company has recorded a liability of $2,300,000 at June 28, 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

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

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. Since the suit is still in the initial phase, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

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

In 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (FSP 107-1 and APB 28-1 respectively), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. The Company adopted the disclosure provisions of FSP 107-1 and APB 28-1 as of June 28, 2009.

In 2009, the FASB issued Statement 165, Subsequent Events, which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of June 28, 2009. See Note 1.

In 2009, the FASB issued Statement 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces Statement 162 and becomes the source of accounting principles to be applied in the preparation of financial statements for nongovernmental agencies. Statement 168 is effective for the Company as of September 27, 2009. Statement 168 will not have any impact on the Company’s Consolidated Financial Statements since it was not intended to change existing Generally Accepted Accounting Principles.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 28, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and the Company’s 2008 Annual Report on Form 10-K.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the tables below:

(Thousands)	13 Weeks Ended June 28, 2009	Percent of Revenue	13 Weeks Ended June 29, 2008	Percent of Revenue

Operating cash flow	$ 44,691	21.9%	$ 53,796	21.0%
Less depreciation and amortization	19,652	9.6	21,966	8.6
Less impairment of goodwill and other assets	29,665	NM	10,360	NM
Plus equity in earnings of associated companies	838	0.4	2,549	1.0
Less reduction of investment in TNI	10,000	NM	3,000	NM
Operating income (loss )	$ (13,788)	NM	$ 21,019	8.2%

(Thousands)	39 Weeks Ended June 28, 2009	Percent of Revenue	39 Weeks Ended June 29, 2008	Percent of Revenue

Operating cash flow	$ 126,484	19.6%	$ 170,370	21.7%
Less depreciation and amortization	60,551	9.4	68,682	8.8
Less impairment of goodwill and other assets	244,572	NM	851,365	NM
Plus equity in earnings of associated companies	4,250	0.7	8,658	1.1
Less reduction of investment in TNI	19,951	NM	93,384	NM
Operating loss	$(194,340)	NM	$(834,403)	NM

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

In 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1 (FSP 107-1 and APB 28-1 respectively), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. The Company adopted the disclosure provisions of FSP 107-1 and APB 28-1 as of June 28, 2009.

In 2009, the FASB issued Statement 165, Subsequent Events, which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of June 28, 2009. See Note 1 to the Consolidated Financial Statements included herein.

In 2009, the FASB issued Statement 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces Statement 162 and becomes the source of accounting principles to be applied in the preparation of financial statements for nongovernmental agencies. Statement 168 is effective for the Company as of September 27, 2009. Statement 168 will not have any impact on the Company’s Consolidated Financial Statements since it was not intended to change existing Generally Accepted Accounting Principles.

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

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 13 weeks ended March 29, 2009, were preliminary. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in additional pretax, non-cash charges of $18,575,000 to reduce the carrying value of goodwill. The Company also recorded additional, non-cash pretax charges of $14,920,000 to reduce the carrying value of amortizable intangible assets and reduced previously recorded charges for nonamortized intangible assets by $3,829,000. $10,000,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company recorded $11,720,000 of income tax benefits related to these charges in the 13 weeks ended June 28, 2009.

DEBT AND LIQUIDITY

As discussed more fully in Note 6 to the Consolidated Financial Statements, included herein, in February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and a refinancing of its Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes, were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolve these issues.

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

EQUITY CAPITAL

As of December 24, 2008, the Company’s Common Stock traded at an average 30-day closing market price of less than $1 per share. The Company’s equity market capitalization may also fall under the $15,000,000 minimum requirement of the NYSE at some future date. Under the NYSE listing standards, if the Company’s Common Stock fails to maintain an adequate per share price and total market capitalization, the Company’s Common Stock could be removed from the NYSE and traded in the over the counter market. In a letter dated December 30, 2008 the NYSE notified the Company that it does not meet the NYSE continued listing standard due to its failure to maintain a minimum share price. The Company has until December 3, 2009 to cure the deficiency relating to that listing standard. If share trading prices in early August 2009 remain above the NYSE minimum, the Company expects to cure such compliance deficiency at the end of August 2009. All of these factors, along with otherwise volatile equity market conditions, could limit the Company’s ability to raise new equity capital in the future.

13 WEEKS ENDED JUNE 28, 2009

Results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended		Percent Change
	June 28,	June 29,
(Thousands, Except Per Share Data)	2009	2008	Total	Same Property

Advertising revenue:
Retail	$ 85,489	$106,723	(19.9)%	(19.9)%
Classified:
Daily newspapers:
Employment	5,840	15,099	(61.3)	(61.3)
Automotive	7,607	11,797	(35.5)	(35.5)
Real estate	7,324	11,009	(33.5)	(33.5)
All other	12,580	11,927	5.5	5.5
Other publications	7,384	11,115	(33.6)	(34.6)
Total classified	40,735	60,947	(33.2)	(33.3)
Online	10,350	14,636	(29.3)	(29.3)
National	8,305	9,375	(11.4)	(11.4)
Niche publications	3,155	3,821	(17.4)	(17.5)
Total advertising revenue	148,034	195,502	(24.3)	(24.3)
Circulation	45,320	48,344	(6.3)	(6.3)
Commercial printing	3,497	4,433	(21.1)	(21.1)
Online services and other	6,954	8,115	(14.3)	(14.3)
Total operating revenue	203,805	256,394	(20.5)	(20.5)
Compensation	80,703	103,984	(22.4)	(22.4)
Newsprint and ink	15,752	26,859	(41.4)	(35.2)
Other operating expenses	61,118	71,211	(14.2)	(14.2)
Workforce adjustment and transition costs	1,541	544	NM	NM
Total operating expenses, excluding depreciation and amortization	159,114	202,598	(21.5)	(21.0)
Operating cash flow	44,691	53,796	(16.9)	(19.0)
Depreciation and amortization	19,652	21,966	(10.5)
Impairment of goodwill and other assets	29,665	10,360	NM
Equity in earnings of associated companies	838	2,549	(67.1)
Reduction of investment in TNI	10,000	3,000	NM
Operating income (loss)	(13,788)	21,019	NM
Non-operating expense, net	(20,534)	(14,995)	36.9
Income (loss) from continuing operations before income taxes	(34,322)	6,024	NM
Income tax expense (benefit)	(9,830)	2,372	NM
Minority interest	20	113	(82.3)
Income (loss) from continuing operations	(24,512)	3,539	NM
Discontinued operations, net	-	(52)	NM
Net income (loss)	(24,512)	3,487	NM
Change in redeemable minority interest	-	(655)	NM
Net income (loss) available to common stockholders	$(24,512)	$ 2,832	NM

Earnings (loss) per common share:
Basic	$ (0.55)	$ 0.06	NM
Diluted	(0.55)	0.06	NM

For the 13 weeks ended June 28, 2009, total same property operating revenue decreased $52,627,000, or 20.5%, compared to the 13 weeks ended June 29, 2008.

Advertising Revenue

Same property advertising revenue decreased $47,508,000, or 24.3%, for the 13 weeks ended June 28, 2009 compared to the prior year period. Despite declines in advertising revenue, the Company’s total advertising results have historically benchmarked favorably to industry statistics reported by the Newspaper Association of America.

The table below combines print and online advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser.

	13 Weeks Ended
(Thousands, Same Property)	June 28, 2009	June 29, 2008	Percent Change
Retail	$88,592	$108,500	(18.3)%

Classified:
Employment	$ 9,241	$ 23,323	(60.4)%
Automotive	11,114	16,257	(31.6)
Real estate	9,518	14,632	(35.0)
Other	17,693	19,417	(8.9)
Total classified revenue	$47,566	$ 73,629	(35.4)%

On a combined basis, same property print and online retail advertising revenue decreased 18.3% in the 13 weeks ended June 28, 2009. Same property print retail revenue decreased $21,186,000, or 19.9%. Same property average retail rate, excluding preprint insertions, decreased 13.2%. Same property daily newspaper retail preprint insertion revenue decreased 10.9%.

On a combined basis, same property print and online classified revenue decreased 35.4%. Same property print classified advertising revenue decreased $20,300,000, or 33.3%, for the 13 weeks ended June 28, 2009. Higher rate print employment advertising at the daily newspapers decreased 61.3% for the period on a same property basis, reflecting rising unemployment nationally. Same property print automotive advertising decreased 35.5% amid an industry-wide decline. Same property print real estate advertising decreased 33.5% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 5.5% on a same property basis. Same property classified advertising rates decreased 17.8%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	13 Weeks Ended
(Thousands of Inches)	June 28, 2009	June 29, 2008	Percent Change
Retail	2,673	3,181	(16.0)%
National	113	144	(21.5)
Classified	2,990	3,774	(20.8)
	5,776	7,099	(18.6)%

Online advertising revenue decreased 29.3% on a same property basis, due to a 45.8% decrease in online classified revenue and a 1.7% decrease in online retail revenue.

National advertising decreased $1,070,000, or 11.4%, on a same property basis due to a 21.5% decline in lineage offset by a 5.5% increase in average national rate. Advertising in niche publications decreased 17.5% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $3,024,000, or 6.3%, in the 13 weeks ended June 28, 2009, partially as a result of elimination of less profitable delivery areas. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 7.5% and Sunday circulation decreased 8.0% for the 13 weeks ended June 28, 2009, compared to the prior year period. Results for both periods exclude The Capital Times in Madison, WI and the South Idaho Press in Burley, ID, which ceased daily publication in 2008. Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through its specialty and niche publications.

Same property commercial printing revenue decreased $934,000, or 21.1%, in the 13 weeks ended June 28, 2009. Same property online services and other revenue decreased $1,163,000, or 14.3%, in the 13 weeks ended June 28, 2009.

Operating Expenses

Costs other than depreciation, amortization and unusual costs decreased $44,481,000, or 22.0%, in the 13 weeks ended June 28, 2009, and decreased $41,544,000, or 21.2%, on a same property basis.

Compensation expense decreased $23,281,000, or 22.4%, in the 13 weeks ended June 28, 2009 and same property compensation expense decreased 22.4% driven primarily by a decline in same property average full time equivalent employees of 17.0%. Bonus programs and employee benefits have also been substantially reduced and stock compensation grants have been suspended.

Newsprint and ink costs decreased $11,107,000, or 41.4%, in the 13 weeks ended June 28, 2009 due primarily to decreased usage from lower advertising, reduced page sizes, lighter weight paper and some reduction of content. Costs decreased 35.2% on a same property basis and volume decreased 36.4% on a same property basis. See Item 3, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs or cost reductions, decreased $10,093,000, or 14.2%, in the 13 weeks ended June 28, 2009 and decreased 14.2% on a same property basis.

Reductions in staffing resulted in workforce adjustment costs totaling $786,000 and $544,000 in the 13 weeks ended June 28, 2009 and June 29, 2008, respectively. The Company also incurred $755,000 in transition costs related to discontinuation of print publication of the Tucson Citizen.

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

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs and cost reductions, to decline approximately 17% in 2009, a decrease of approximately $140,000,000.

Results of Operations

As a result of the above, operating cash flow decreased $9,105,000, or 16.9%, in the current year period. Operating cash flow margin increased to 21.9% from 21.0% in the prior year period. Same property operating cash flow margin increased to 23.7%, from 23.3% in the prior year period.

Depreciation and amortization expense decreased $2,314,000, or 10.5%, due to impairment charges and reduced levels of capital expenditures in 2008 and 2009.

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

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 13 weeks ended March 29, 2009, were preliminary. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in additional pretax, non-cash charges of $18,575,000 to reduce the carrying value of goodwill. The Company also recorded additional, non-cash pretax charges of $14,920,000 to reduce the carrying value of amortizable intangible assets and reduced previously recorded charges for nonamortized intangible assets by $3,829,000. $10,000,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company recorded $11,720,000 of income tax benefits related to these charges in the 13 weeks ended June 28, 2009.

Equity in earnings of associated companies decreased to $838,000 in the current year period, compared to $2,549,000 in the prior year. In April 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and other transition costs of $1,093,000, which were recorded by TNI in the 13 weeks ended June 28, 2009.

The above resulted in an operating loss of $13,788,000 in the 13 weeks ended June 28, 2009, compared to operating income of $21,019,000 in the prior year period.

Nonoperating Income and Expense

Nonoperating expense increased $5,539,000 due to an increase in debt financing costs and higher LIBOR spreads, which were partially offset by lower levels of debt and lower LIBOR rates. LIBOR has decreased substantially from its prior year levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. The Company is now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 450 basis points, and the Company could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 400 basis points. The interest rate on the Pulitzer Notes, the balance of which was reduced $4,000,000 in the 13 weeks ended June 28, 2009, increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

Income tax benefit was 28.6% of loss from continuing operations before income taxes in the current year period and 39.4% of income from continuing operations before income taxes in the prior year. The effective tax rates differ from the expected rate due primarily to non-deductible goodwill impairment charges.

As a result of all of the above, the Company recorded a loss per diluted common share of $0.55 compared to earnings of $0.06 per share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.12 for the 13 weeks ended June 28, 2009 compared to earnings per common share of $0.30 for the 13 weeks ended June 29, 2008. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 28, 2009		June 29, 2008
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net loss available to common stockholders, as reported	$(24,512)	$(0.55)	$ 2,832	$0.06
Adjustments:
Impairment of goodwill and other assets, including TNI Partners	39,665		13,360
Debt financing costs	784		877
Other, net	2,088		707
	42,537		14,944
Income tax benefit of adjustments, net	(12,737)		(5,287)
	29,800	0.67	9,657	0.22
Net income (loss) available to common stockholders, as adjusted	5,288	0.12	12,489	0.28
Change in redeemable minority interest	-	-	655	0.01
Net income (loss), as adjusted	$5,288	$ 0.12	$13,144	$0.30

39 WEEKS ENDED JUNE 28, 2009

Results, as reported in the Consolidated Financial Statements, are summarized below:

	39 Weeks Ended		Percent Change
	June 28,	June 29,
(Thousands, Except Per Share Data)	2009	2008	Total	Same Property

Advertising revenue:
Retail	$ 278,276	$333,445	(16.5)%	(16.5)%
Classified:
Daily newspapers:
Employment	20,939	46,166	(54.6)	(54.6)
Automotive	23,711	34,421	(31.1)	(31.1)
Real estate	22,764	33,082	(31.2)	(31.2)
All other	32,572	31,720	2.7	2.7
Other publications	23,293	32,581	(28.5)	(29.8)
Total classified	123,279	177,970	(30.7)	(31.0)
Online	31,890	41,605	(23.4)	(23.3)
National	30,747	34,190	(10.1)	(10.1)
Niche publications	9,954	11,995	(17.0)	(17.0)
Total advertising revenue	474,146	599,205	(20.9)	(20.9)
Circulation	139,962	147,236	(4.9)	(4.9)
Commercial printing	10,008	12,413	(19.4)	(19.4)
Online services and other	22,088	25,121	(12.1)	(12.1)
Total operating revenue	646,204	783,975	(17.6)	(17.6)
Compensation	259,481	317,753	(18.3)	(18.5)
Newsprint and ink	61,570	76,311	(19.3)	(15.5)
Other operating expenses	193,939	218,587	(11.3)	(10.9)
Workforce adjustment and transition costs	4,730	954	NM	NM
Total operating expenses, excluding depreciation and amortization	519,720	613,605	(15.3)	(14.9)
Operating cash flow	126,484	170,370	(25.8)	(26.1)
Depreciation and amortization	60,551	68,682	(11.8)
Impairment of goodwill and other assets	244,572	851,365	NM
Equity in earnings of associated companies	4,250	8,658	(50.9)
Reduction of investment in TNI	19,951	93,384	NM
Operating loss	(194,340)	(834,403)	NM
Non-operating expense, net	(66,857)	(51,329)	30.3
Loss from continuing operations before income taxes	(261,197)	(885,732)	NM
Income tax benefit	(79,353)	(206,215)	NM
Minority interest	152	709	(78.6)
Loss from continuing operations	(181,996)	(680,226)	NM
Discontinued operations, net	(5)	285	NM
Net loss	(182,001)	(679,941)	NM
Change in redeemable minority interest	57,055	(8,138)	NM
Net loss available to common stockholders	$(124,946)	$(688,079)	NM

Loss per common share:
Basic	$ (2.81)	$ (15.30)	NM
Diluted	(2.81)	(15.30)	NM

For the 39 weeks ended June 28, 2009, total same property operating revenue decreased $137,807,000, or 17.6%, compared to the 39 weeks ended June 29, 2008.

Advertising Revenue

Same property advertising revenue decreased $125,104,000, or 20.9%, for the 39 weeks ended June 28, 2009 compared to the prior year. Despite declines in advertising revenue, the Company’s total advertising results have historically benchmarked favorably to industry statistics reported by the Newspaper Association of America.

The table below combines print and online advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser.

	39 Weeks Ended
(Thousands, Same Property)	June 28, 2009	June 29, 2008	Percent Change

Retail	$286,717	$336,522	(14.8)%
Classified:
Employment	$ 32,655	$ 70,384	(53.6)%
Automotive	34,576	47,973	(27.9)
Real estate	29,693	43,841	(32.3)
Other	48,648	53,629	(9.3)
Total classified revenue	$145,572	$215,827	(32.6)%

On a combined basis, same property print and online retail advertising revenue decreased 14.8% in the 39 weeks ended June 28, 2009. Same property print retail revenue decreased $54,839,000, or 16.5%. Same property average retail rate, excluding preprint insertions, decreased 9.3%. Same property daily newspaper retail preprint insertion revenue decreased 10.8%.

On a combined basis, same property print and online classified revenue decreased 32.6%. Same property print classified advertising revenue decreased $55,073,000, or 31.0%, for the 39 weeks ended June 28, 2009. Higher rate print employment advertising at the daily newspapers decreased 54.6% for the period on a same property basis reflecting rising unemployment nationally. Same property print automotive advertising decreased 31.1% amid an industry-wide decline. Same property print real estate advertising decreased 31.2% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 2.7% on a same property basis. Same property classified advertising rates decreased 16.7%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consisted of the following:

	39 Weeks Ended
(Thousands of Inches)	June 28, 2009	June 29, 2008	Percent Change

Retail	8,433	9,671	(12.8)%
National	372	484	(23.1)
Classified	8,654	10,686	(19.0)
	17,459	20,841	(16.2)%

Online advertising revenue decreased 23.3% on a same property basis, due to a 40.8% decrease in online classified revenue, partially offset by a 9.6% increase in online retail revenue.

National advertising decreased $3,443,000, or 10.1%, on a same property basis due to a 23.1% decline in lineage offset by a 13.8% increase in average national rate. Advertising in niche publications decreased 17.0% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $7,274,000, or 4.9%, in the 39 weeks ended June 28, 2009, partially as a result of elimination of less profitable delivery areas. The Company’s unaudited average daily newspaper circulation units, including TNI and MNI, decreased 6.1% and Sunday circulation decreased 5.3% for the 39 weeks ended June 28, 2009, compared to the prior year period. Results in both periods exclude The Capital Times in Madison, WI and the South Idaho Press in Burley, ID, which ceased daily publication in 2008. Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through modest growth in newspaper readership and rapid online growth, as well as through its specialty and niche publications.

Same property commercial printing revenue decreased $2,405,000, or 19.4%, in the 39 weeks ended June 28, 2009. Same property online services and other revenue decreased $3,032,000, or 12.1%, in the 39 weeks ended June 28, 2009.

Operating Expenses

Costs other than depreciation, amortization and unusual costs decreased $97,661,000, or 15.9%, in the 39 weeks ended June 28, 2009, and decreased $91,589,000, or 15.4%, on a same property basis.

Compensation expense decreased $58,272,000, or 18.3%, in the 39 weeks ended June 28, 2009 and same property compensation expense decreased 18.5% driven primarily by a decline in same property average full time equivalent employees of 14.7%. Bonus programs and employee benefits have also been substantially reduced and stock compensation grants have been suspended.

Newsprint and ink costs decreased $14,741,000, or 19.3%, in the 39 weeks ended June 28, 2009 due to decreased usage from lower advertising, reduced page sizes, lighter weight paper and some reduction of content, which were partially offset by higher unit prices. Costs decreased 15.5% on a same property basis and volume decreased 30.5% on a same property basis. See Item 3, “Commodities”, included herein.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs or cost reductions, decreased $24,648,000, or 11.3%, in the 39 weeks ended June 28, 2009 and decreased 10.9% on a same property basis.

Reductions in staffing resulted in workforce adjustment costs totaling $3,975,000 and $954,000 in the 39 weeks ended June 28, 2009 and June 29, 2008, respectively. The Company also incurred $755,000 in transition costs related to discontinuation of print publication of the Tucson Citizen.

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

The Company is engaged in various efforts to continue to reduce its operating expenses in 2009 and beyond, including staff reductions and newsprint conservation. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs and cost reductions, to decline approximately 17% in 2009, a decrease of approximately $140,000,000.

Results of Operations

As a result of the above, operating cash flow decreased $43,886,000, or 25.8%, in the current year period. Operating cash flow margin decreased to 19.6% from 21.7% in the prior year period. Same property operating cash flow margin decreased to 21.6%, from 24.1% in the prior year period.

Depreciation and amortization expense decreased $8,131,000, or 11.8%, due to impairment charges and reduced levels of capital expenditures in 2008 and 2009.

In the 39 weeks ended June 28, 2009, the Company, based on its most recent analysis and in conjunction with its ongoing requirement to assess the carrying value and estimated useful lives of goodwill and identified intangible assets, concluded that the carrying value of goodwill exceeded its fair value. As a result, the Company recorded a pretax, non-cash charge to reduce the carrying value of goodwill by $193,471,000. The Company also recorded pretax, non-cash charges of $14,055,000 and $33,848,000 to reduce the value of nonamortized and amortizable intangible assets, respectively. Additional pretax charges of $19,951,000 were recorded to reduce the carrying value of TNI. The Company also recorded $64,319,000 of income tax benefits related to these charges. These charges resulted in recognition of a significant loss per share for the 39 weeks ended June 28, 2009, and will result in a loss for the 52 weeks ending September 27, 2009.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and other transition costs of approximately $1,093,000, which were recorded by TNI in the 13 weeks ended June 28, 2009.

The above resulted in an operating loss of $194,340,000 in the 39 weeks ended June 28, 2009, compared to an operating loss of $834,403,000 in the prior year period.

Nonoperating Income and Expense

Nonoperating expense increased $15,528,000 due to an increase in the debt financing costs and higher LIBOR spreads, which were partially offset by lower levels of debt and lower LIBOR rates. LIBOR has decreased substantially from its prior year levels.

Amendments to the Company’s Credit Agreement consummated in 2009 will increase financial expense in 2009 in relation to LIBOR. The Company is now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 450 basis points, and the Company could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 400 basis points. The interest rate on the Pulitzer Notes, the balance of which was reduced to $182,000,000 in the 39 weeks ended June 28, 2009, increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

Income tax benefit was 30.4% of loss from continuing operations before income taxes in the current year period and 23.3% of loss from continuing operations before income taxes in the prior year. In the current year period, the Company reduced the valuation allowance for deferred tax assets by $16,030,000. The tax impact of non-deductible goodwill impairment charges lowered the effective rate in both years.

Recording of the liability for the 2010 Redemption resulted in an increase in net loss available to common stockholders for the 39 weeks ended June 29, 2008, of $8,138,000. The Company reversed substantially all of its liability for the 2010 Redemption in the 39 weeks ended June 28, 2009. The reversal decreased liabilities by $71,302,000, and increased comprehensive income by $58,522,000 and stockholders’ equity by $68,826,000.

As a result of all of the above, the Company recorded a loss per diluted common share of $2.81 compared to a loss of $15.30 per share in the prior year period. As detailed in the table below, diluted earnings per common share, as adjusted, were $0.29 for the 39 weeks ended June 28, 2009 compared to earnings per common share of $0.89 for the 39 weeks ended June 29, 2008. Per share amounts may not add due to rounding.

	39 Weeks Ended
	June 28, 2009		June 29, 2008
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Net loss available to common stockholders, as reported	$(124,946)	$(2.81)	$(688,079)	$(15.30)
Adjustments:
Impairment of goodwill and other assets, including TNI Partners	264,523		944,749
Debt financing costs	15,634		2,629
Other, net	4,753		1,643
	284,910		949,021
Income tax benefit of adjustments, net, change in deferred tax valuation allowance and impact on minority interest	(89,867)		(228,931)
	195,043	4.39	720,090	16.01
Net income available to common stockholders, as adjusted	70,097	1.58	32,011	0.71
Change in redeemable minority interest	(57,055)	(1.28)	8,138	0.18
Net income, as adjusted	$ 13,042	$ 0.29	$ 40,149	$ 0.89

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $59,443,000 in the 39 weeks ended June 28, 2009, and $85,981,000 in the 39 weeks ended June 29, 2008. Losses from continuing operations in the 39 weeks ended June 28, 2009 and June 29, 2008 were caused primarily by non-cash charges for the impairment of goodwill and other assets, net of the related income tax effect. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in both years.

Investing Activities

Cash provided by investing activities totaled $113,023,000 in the 39 weeks ended June 28, 2009 and required $26,132,000 in the 39 weeks ended June 29, 2008. The Company liquidated a substantial amount of its restricted cash and investments in the 39 weeks ended June 28, 2009 in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes. Capital spending totaled $10,686,000 in the 39 weeks ended June 28, 2009, and $17,498,000 in the 39 weeks ended June 29, 2008.

The Company anticipates that funds necessary for capital expenditures, which are expected to total less than $15,000,000 in 2009, and other requirements, will be available from internally generated funds, or availability under its existing Credit Agreement. The 2009 Amendments to the Credit Agreement, as discussed more fully below, limit capital expenditures to $20,000,000 in 2009.

Financing Activities

Cash required for financing activities totaled $180,668,000 in the 39 weeks ended June 28, 2009 and $70,808,000 in the 39 weeks ended June 29, 2008. Debt reduction accounted for the majority of the usage of funds in both years. Financing costs related to the 2009 Amendments also increased cash required in the current year period. The annual dividend declared was $0.76 per share in 2008 and the final 2008 dividend was paid in October 2008. The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $737,425,000 at June 28, 2009, and the $375,000,000 revolving credit facility bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (LIBOR), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At the June 28, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At June 28, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 39 weeks ended June 28, 2009 and June 29, 2008 were $81,950,000 and $26,625,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2009 total $22,100,000 and were made in July 2009. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,525,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions. In July 2009, the Company made a $440,000 payment related to this provision.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments. The Company does not expect payments based on excess cash flow will be required for 2009.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At June 28, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,188,375,000 at June 28, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at June 28, 2009 was 6.7:1. Under the 2009 Amendments, the Company’s total leverage ratio limit will increase from 8.25:1 in June 2009 to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at June 28, 2009 was 2.37:1. The minimum interest expense coverage ratio is 1.85:1 in June 2009, will decrease thereafter to 1.6:1 through September 2009, decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1.

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

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (the Pulitzer Notes) from the Noteholders. The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended by the Notes Amendment. Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

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

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. The $4,000,000 payment due June 29, 2009 was made in the 13 weeks ended June 28, 2009.

The Notes Amendment establishes a $9,000,000 (reducing to $4,500,000 in October 2010) reserve of restricted cash to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements have been eliminated. See Note 13 of the Notes to Consolidated Financial Statements, included herein. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At June 28, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment added and amended other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants ensure that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

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

Liquidity

The Company’s continuing ability to operate is dependent, in part, on its ability to remain in compliance with its debt covenants and to refinance or amend the Credit Agreement and Pulitzer Notes when they become due in April 2012, or earlier if available liquidity is consumed. As noted above, the Company is in compliance with its debt covenants at June 28, 2009, and expects to remain in compliance with such covenants.

The Company generated cash flows in 2008 sufficient to reduce debt, net of changes in cash, by $102,225,000, pay dividends totaling $32,573,000 and acquire shares of its Common Stock in the amount of $19,483,000. The Company expects to utilize a portion of its capacity under its revolving credit facility to fund a portion of the remaining 2009, 2010, 2011 and 2012 (prior to maturity) principal payments required under the Credit Agreement and Pulitzer Notes. At June 28, 2009, the Company had $268,950,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $91,822,000 available for future use. Including cash and restricted cash, the Company’s liquidity at June 28, 2009 totals $111,993,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in the 52 weeks ending June 2010 total $96,900,000. The Company expects substantially all principal payments due in the 52 weeks ending June 2010 will be satisfied by the Company’s continuing cash flows.

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

Interest Rate Exchange Agreements

At June 28, 2009, the Company had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments.

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

The Company’s interest rate collars and substantially all of its interest rate swaps expire in November 2009.

Discontinued Operations and Other Matters

Cash required by discontinued operations totaled $5,000 in the 39 weeks ended June 28, 2009 and provided $15,170,000 in the 39 weeks ended June 29, 2008. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in the prior year period.

Cash and cash equivalents decreased $8,207,000 in the 39 weeks ended June 28, 2009, and increased $4,211,000 in the 39 weeks ended June 29, 2008.

INFLATION

The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Energy costs have also become more volatile, and may increase in the future as a result of carbon emissions legislation currently being debated in the United States Congress. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase to LIBOR, to the extent such increase exceeds the applicable LIBOR floor, would decrease income from continuing operations before income taxes on an annualized basis by approximately $7,314,000, based on $731,375,000 of floating rate debt outstanding at June 28, 2009, after consideration of the interest rate swaps described below, and excluding debt subject to interest rate collars described below. Such interest rates may also decrease. Based on interest rates at the end of July 2009, LIBOR would need to increase approximately 100 to 150 basis points before the Company’s borrowing cost would begin to be impacted.

At June 28, 2009, the Company has outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps have original terms of four to five years, carry interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fix the Company’s interest rate on debt in the amount, and for the time periods, of such instruments.

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

At June 28, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt is subject to floating interest rates. The interest rate collars described above limit the Company’s exposure to interest rates on an additional 13% of the principal amount of its debt.

The Company’s interest rate collars and substantially all of its interest rate swaps expire in November 2009.

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

Unprecedented declines in newsprint demand are expected to continue throughout 2009 as newsprint consumption is suppressed by economic conditions, newsprint conservation programs, and the reduction of inventories. Many newsprint conservation programs were initiated in response to 2008 increases in newsprint pricing and are playing a role in cost containment during the current economic down cycle. Newsprint manufacturers are struggling to balance supply capacity with current financial demands. They are likely to continue to implement extensive production curtailment programs, including permanent, indefinite, and temporary capacity shutdowns. As a result, newsprint pricing has declined on a monthly basis in calendar 2009 because of reduced usage and lower order volumes from newsprint consumers. This trend may continue in calendar 2009 until newsprint producers permanently remove enough production capacity to balance supply with demand or until market pricing falls below cash production costs. The final extent of changes in price, if any, is subject to negotiation between such manufacturers and the Company.

A $10 per metric ton price decline for 27 pound newsprint would result in an annualized increase in income before income taxes of approximately $1,000,000 based on anticipated consumption rates in 2009, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also increase.

SENSITIVITY TO CHANGES IN VALUE

The Company’s fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of June 28, 2009, to measure the maximum potential impact on fair value of fixed rate debt of the Company in one year from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

Changes in the value of interest rate swaps and interest rate collars from movements in interest rates are not determinable, due to the number of variables involved in the pricing of such instruments. However, increases in interest rates would generally result in increases in the fair value of such instruments.

Item 4.	Controls and Procedures

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated the disclosure controls and procedures as of June 28, 2009, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the 13 weeks ended June 28, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. Since the suit is still in the initial phase, the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

Item 2(c).	Issuer Purchases of Equity Securities

During the 13 weeks ended June 28, 2009, the Company purchased shares of Common Stock, as noted in the table below, in transactions with participants in its 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay taxes related to the restricted stock vesting.

Month	Shares Purchased	Average Price Per Share

May	189	$1.30

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	Date: August 7, 2009
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)