Form 10-K
period 2009-09-27
LEE ENTERPRISES, INC
filed 2009-12-11
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2009

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
Class B Common Stock - $2 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ]  No [X]

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

Large accelerated filer  [    ]        Accelerated filer  [    ]        Non-accelerated filer  [X]        Smaller Reporting Company  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Based on the closing price of the Registrant’s Common Stock on the New York Stock Exchange on March 27, 2009: approximately $12,576,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2009. Common Stock, $2 par value, 39,103,410 shares and Class B Common Stock, $2 par value, 5,766,805 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2010 are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on Lee Enterprises, Incorporated’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond its control, are the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary.

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

PART I

The Company experienced significant net losses in 2009 and 2008, due primarily to impairment of goodwill and other assets, and its financial position and liquidity have deteriorated. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein, for additional information.

References to 2009, 2008, 2007 and the like mean the fiscal years ended the last Sunday in September.

ITEM 1.  BUSINESS

Lee Enterprises, Incorporated (the “Company”), is a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing online sites and nearly 300 weekly newspapers and specialty publications in 23 states.

The Company is consistently focused on six key strategic priorities. They are to:

•	Grow revenue creatively and rapidly;
•	Deliver strong local news and information;
•	Maximize local online strength;
•	Continue expanding print and online audiences;
•	Nurture employee development and achievement; and
•	Exercise careful cost control.

Certain aspects of these priorities are discussed below.

The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange (“NYSE”) in 1978. Until 2001, the Company also operated a number of network-affiliated and satellite television stations. The Company has acquired and divested a number of businesses since 2001. The most significant of these transactions is discussed below.

PULITZER ACQUISITION

In 2005, the Company acquired Pulitzer Inc. (“Pulitzer”). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI

Partners (“TNI”), as described more fully below. The acquisition of Pulitzer increased the Company’s paid circulation by more than 50% and revenue by more than 60% at that time.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and a variety of specialty publications, and operates its related websites. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

Pulitzer and its subsidiaries and affiliates currently publish 12 daily newspapers and operate the related websites, as well as publish approximately 75 weekly newspapers, shoppers and niche publications that serve markets in the Midwest, Southwest and West. In 2006, the Company sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers. In 2008, the Company sold the assets of The Daily Chronicle in DeKalb, Illinois.

TNI Partners

As a result of the acquisition of Pulitzer, the Company owns a 50% interest in TNI, the Tucson, Arizona, newspaper partnership. TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (“Star Publishing”), and the owner of the remaining 50%, Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co., Inc., (“Gannett”) is responsible for printing, delivery, advertising and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related online operations and specialty publications. In May 2009, Citizen discontinued print publication of the Tucson Citizen.

TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media. Each newspaper was solely responsible for its own news and editorial content. Under the amended and restated operating agreement between Star Publishing and Citizen (the “Agency Agreement”), the Arizona Daily Star remains the separate property of Star Publishing. Results of TNI are accounted for using the equity method. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Until May 2009, upon discontinuation of print publication of the Tucson Citizen, TNI was subject to the provisions of the Newspaper Preservation Act of 1970 which permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws. Agency agreements generally allow newspapers operating in the same market to share certain printing and other facilities and to pool certain revenue and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers in the same market.

The TNI agency agreement (“Agreement”), which remains in effect, has governed the operation since 1940. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Agreement expires in 2015, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each. Star and Citizen also have a reciprocal right of first refusal to acquire the 50% interest in TNI owned by Citizen and Star, respectively, under certain circumstances.

MADISON NEWSPAPERS

The Company owns 50% of the capital stock of Madison Newspapers, Inc. (“MNI”) and 17% of the nonvoting common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related online sites. MNI conducts business under the trade name Capital Newspapers. The Company has a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provides other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. In 2006, MNI sold the assets of its Shawano, Wisconsin, daily newspaper. In 2008, one of MNI’s daily newspapers in Madison, The Capital Times, decreased print publication from six days per week to one day.

ADVERTISING

Approximately 73% of the Company’s 2009 revenue was derived from advertising. The Company’s strategies are to increase its share of local advertising through increased sales activities in its existing markets and, over time, to increase its print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings. The Company’s advertising results consistently outperform national averages, as compiled by the Newspaper Association of America (“NAA”).

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

The Company’s newspapers and classified and specialty publications compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as online sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of the Company’s daily and Sunday newspapers compete with other local daily or weekly newspapers. The Company estimates that it captures a substantial share of the total advertising dollars spent in each of its markets.

The number of competitors in any given market varies. However, all of the forms of competition noted above exist to some degree in the Company’s markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1.

The following broadly define major categories of advertising revenue, in descending order of importance:

Retail advertising is revenue earned from sales of display advertising space in the publication, or for preprinted advertising inserted in the publication, to local accounts or regional and national businesses with local retail operations.

Classified advertising, which includes employment, automotive, real estate for sale or rent, legal and other categories, is revenue earned from sales of advertising space in the classified section of the publication or from publications consisting primarily of such advertising. Classified publications are periodic advertising publications available in racks or delivered free, by carriers or third-class mail, to all, or selected, households in a particular geographic area. Classified publications offer advertisers a cost-effective local advertising vehicle and are particularly effective in larger markets with higher media fragmentation.

Online advertising consists of display, banner, behavioral targeting, search, rich media, directories, classified or other advertising on websites associated and integrated with the Company’s print publications or on third party affiliated websites, such as Yahoo! Inc. (“Yahoo!”).

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

The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. The Company’s enterprises are primarily located in midsize and smaller markets. Historically these markets have been more stable than major metropolitan markets during downturns in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

ONLINE ADVERTISING AND SERVICES

The Company’s online activities include websites supporting each of its daily newspapers and certain of its other publications. Internet activities of the newspapers, except for TNI and MNI, are reported and managed as a part of the Company’s publishing operations.

In 2007, the Company, in conjunction with several other major publishing organizations (“Consortium”), entered into a strategic alliance with Yahoo!, in which the Consortium offers its classified employment advertising customer base the opportunity to also post job listings and other employment products on Yahoo!’s HotJobs national platform. In addition, the Consortium and Yahoo! have worked together to provide new behavioral targeting, search, content and local applications across the newspapers’ online sites, further enhancing the value of these sites as a destination for online users. The Consortium currently includes more than 30 companies and approximately 800 local newspapers across the United States.

The Company also owns 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides online infrastructure and online publishing services for more than 1,500 daily and weekly newspapers and shoppers, including those of the Company.

Until 2008, online businesses of the Company experienced rapid growth. Online advertising represented 6.8% of total advertising revenue in 2009. Online page views increased 7.9% between September 2008 and September 2009.

AUDIENCES

Based on independent research, the Company estimates that, in an average week, its newspapers and online sites reach approximately 68% of adults in its larger markets. In the St. Louis market, Scarborough Research estimates the St. Louis Post Dispatch and STLToday.com reach almost 65% of adults, ranking first for combined reach in the 30 most populated U.S. markets. The Company’s extensive array of suburban newspapers and other publications further increases reach in St. Louis and other markets. Readership by young adults is significant in the Company’s larger markets, and is also growing, as summarized in the table below. The Company is reaching an increasingly larger share of the market through stable newspaper readership and rapid online audience growth, as illustrated in the table below, as well as through additional specialty and niche publications.

Audience reach is summarized as follows:

	All Adults			Age 18-29
(Past Seven Days)	2007	2008	2009	2007	2008	2009

Print only users	48%	49%	45%	35%	38%	38%
Print and online users	13	16	16	14	18	15
Online only users	5	6	7	6	9	8
Total reach	66%	71%	68%	55%	65%	61%

Source:	Lee Enterprises Audience Report, Thoroughbred Research. January – June 2007, 2008 and 2009.
Markets:	St. Louis, MO, Madison, WI, Escondido, CA, Northwest Indiana,
Lincoln, NE, Davenport, IA, Billings, MT, Bloomington, IL, Sioux City, IA, Waterloo, IA
Margin	of Error: Total sample +/- 1.1%, Total on-line sample +/- 1.3%

After advertising, print circulation is the Company’s largest source of revenue. The Company generally does not charge for online access to its content. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales have decreased 23% cumulatively through 2008 since their peak in 1984 and Sunday circulation unit sales have decreased 23% since their peak in 1990. The number of daily newspapers declined 17% from 1984 to 2008 and the number of Sunday newspapers increased 5% from 1990 to 2008. For the six months ended September 2009, the Company’s daily circulation, which includes TNI and MNI, as measured by the Audit Bureau of Circulations (“ABC”) declined 6.4%, and Sunday circulation declined 5.8%, outperforming the industry as a whole, which experienced declines of 10.6% daily and 7.4% Sunday. Since September 2001, the Company’s daily and Sunday circulation have declined cumulatively by 14.0% and 5.1%, respectively. These changes represent average annual declines of 1.8% and 0.6%, respectively. Such results are, in substantially all reporting periods, better than industry averages.

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

Audience competition exists in all markets, even from unpaid products, but is most significant in markets with competing local daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population may be sufficient to support more than one daily newspaper.

The Company’s circulation sales channels continue to evolve through an emphasis on targeted direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary online sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	213,472		401,427
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	93,770		135,432
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	92,213		130,179
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	9,439		-
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,679		-
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	4,074		-
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	83,680		91,971
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	72,132		76,778
Columbus Telegram	columbustelegram.com	Columbus, NE	8,270		9,222
Fremont Tribune	fremonttribune.com	Fremont, NE	7,463		-
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	6,624		-
North County Times and the Californian	nctimes.com	Escondido and Temecula, CA	69,559		71,092
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	50,373		65,415
Muscatine Journal	muscatinejournal.com	Muscatine, IA	6,349		-
The Pantagraph	pantagraph.com	Bloomington, IL	41,957		44,690
Billings Gazette	billingsgazette.com	Billings, MT	40,989		48,814
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	39,229		48,008
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	36,164		37,835
Central Illinois Newspaper Group
Herald & Review	herald-review.com	Decatur, IL	30,263		45,866
Journal Gazette	jg-tc.com	Mattoon, IL	8,846		-
Times-Courier	jg-tc.com	Charleston, IL	5,495		-
The Post-Star	poststar.com	Glens Falls, NY	29,968		32,545
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	27,890		36,254
Winona Daily News	winonadailynews.com	Winona, MN	9,801		10,520
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	5,936	(5)	6,132
The Daily Herald	heraldextra.com	Provo, UT	27,780		40,876
Missoula Group
Missoulian	missoulian.com	Missoula, MT	27,584		30,992
Ravalli Republic	ravallinews.com	Hamilton, MT	4,820	(6)	-
The Southern Illinoisan	thesouthern.com	Carbondale, IL	27,241		35,268
The Journal Times	journaltimes.com	Racine, WI	27,134		29,424
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	26,157		29,861
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	26,156		31,004
Casper Star-Tribune	trib.com	Casper, WY	25,490		28,455
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	20,029		20,875
Elko Daily Free Press	elkodaily.com	Elko, NV	5,613	(6)	-
The Daily News	tdn.com	Longview, WA	19,709		19,754

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	16,451		15,465
The Lompoc Record	lompocrecord.com	Lompoc, CA	4,793	(7)	4,672
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	16,068		16,942
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	12,081		11,973
Globe Gazette	globegazette.com	Mason City, IA	15,973		20,702
The Times and Democrat	thetandd.com	Orangeburg, SC	14,899		14,474
Napa Valley Register	napavalleyregister.com	Napa, CA	14,130		13,914
Independent Record	helenair.com	Helena, MT	13,616		14,454
The Montana Standard	mtstandard.com	Butte, MT	13,178		13,360
The Sentinel	cumberlink.com	Carlisle, PA	12,939		14,621
The World	theworldlink.com	Coos Bay, OR	10,948		-
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	10,720		11,323
The Sentinel	hanfordsentinel.com	Hanford, CA	10,434		9,680
The Citizen	auburnpub.com	Auburn, NY	9,821		11,929
The Garden Island	kauaiworld.com	Lihue, HI	9,494		8,566
The Ledger Independent	maysville-online.com	Maysville, KY	7,675		-
Daily Journal	dailyjournalonline.com	Park Hills, MO	6,915		7,279
			1,436,483		1,748,043

(1)	Source: ABC: Six months ended September 2009, unless otherwise noted.
(2)	Daily amounts are Monday – Saturday, unless otherwise noted
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI.
(5)	Daily amounts are Monday – Thursday.
(6)	Source: Company statistics.
(7)	Daily amounts are Tuesday – Friday.

COMMERCIAL PRINTING

The Company offers commercial printing services through the following entities:

Location

Selma Enterprises	Selma, CA
William Street Press	Decatur, IL
Hawkeye Printing and Trico Communications	Davenport, IA
Platen Press	Butte, MT
Farcountry Press	Helena, MT
Journal Star Commercial Printing	Lincoln, NE
Plaindealer Publishing	Tekamah, NE
Wingra Printing (1)	Madison, WI

(1)	Owned by MNI.

Certain of the Company’s newspapers also directly provide commercial printing services. Commercial printing business is highly competitive and generally has lower operating margins than newspapers.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. The Company and its subsidiaries purchase newsprint from U.S. and Canadian producers. The Company believes it will continue to receive a supply of newsprint adequate for its needs and considers its relationships with newsprint producers to be good. Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. Between September 2008 and September 2009, the FOEX 30-pound newsprint price index declined 37.7% overall, but rose early in 2009. Price fluctuations can have a significant effect on the results of operations. The Company has not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists executive team members of the Company as of November 30, 2009:

Name	Age	Service with the Company	Named to Current Position	Current Position

Mary E. Junck	62	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	51	August 1987	February 2006	Vice President – News

Paul M. Farrell	53	May 2007	May 2007	Vice President – Sales & Marketing

Suzanna M. Frank	39	December 2003	March 2008	Vice President – Audience

Karen J. Guest	56	July 2006	July 2006	Vice President – Law and Chief Legal Officer

Michael R. Gulledge	49	October 1982	May 2005	Vice President – Publishing

Daniel K. Hayes	64	September 1969	September 2005	Vice President – Corporate Communications

Brian E. Kardell	46	January 1991	August 2003	Vice President – Production and Chief Information Officer

Vytenis P. Kuraitis	61	August 1994	January 1997	Vice President – Human Resources

Kevin D. Mowbray	47	September 1986	November 2004	Vice President – Publishing

Gregory P. Schermer	55	February 1989	November 1997	Vice President – Interactive Media

Carl G. Schmidt	53	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	57	April 1976	November 1999	Vice President – Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. From 2001 to 2002 she served as President and Chief Executive Officer. From 2000 to 2001 she served as President and Chief Operating Officer. From 1999 to 2000 she served as Executive Vice President and Chief Operating Officer.

Joyce L. Dehli was appointed Vice President – News in February 2006. From April 2005 to February 2006, she served as Director of Editorial Development. From October 2004 to April 2005 she served as Editorial Training Manager. From 2003 to October 2004 she served as Managing Editor of the Wisconsin State Journal.

Paul M. Farrell was appointed Vice President – Sales & Marketing in May 2007. From 2004 to May 2007 he served as Senior Vice President of The Providence Journal Co., a subsidiary of A.H. Belo Corp. From 1999 to 2004 he served as Advertising Director of The Boston Globe, a division of the New York Times Company.

Suzanna M. Frank was appointed Vice President – Audience in March 2008. From 2003 to March 2008 she served as Director of Research and Marketing. From 2001 to 2003 she served as Market Research Manager for the San Diego Union-Tribune.

Karen J. Guest was appointed Vice President – Law and Chief Legal Officer in July 2006. From 2003 until July 2006, she served as General Counsel to PAJ, Inc.

Michael R. Gulledge was elected a Vice President – Publishing in May 2005 and named Publisher of the Billings Gazette in 2000. From 2002 to May 2005 he served as a Group Publisher.

Daniel K. Hayes was appointed Vice President – Corporate Communications in September 2005. From 1998 to September 2005 he served as Director of Communications.

Brian E. Kardell was appointed Vice President – Production and Chief Information Officer in 2003.

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

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in 2001.

Greg R. Veon was elected a Vice President – Publishing in 1999.

EMPLOYEES

At September 27, 2009, the Company had approximately 7,200 employees, including approximately 1,800 part-time employees, exclusive of MNI and TNI. Full-time equivalent employees at September 27, 2009, totaled approximately 6,400. The Company considers its relationships with its employees to be good.

Bargaining unit employees represent 574, or 67%, of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with bargaining unit employees with expiration dates through 2012. New contracts were reached with various units in the last several years: the Graphic Communications Conference/IBT Local 38N (81 press operators) was signed in 2006 and expires in 2012; the International Association of Machinists and Aerospace Workers, District No. 9 (9 machinists), was signed in 2008 and expires in 2011; the International Association of Machinists and Aerospace Workers, District No. 9 (6 electricians), was signed in 2008 and expires in 2011; the Communication Workers of America AFL-CIO Local 14620 (206 mailers), was signed in 2004 and expires in 2011; Miscellaneous Drivers, Helpers, and Healthcare and Public Employee Union 610 (11 dock employees), was signed in 1997 and expires in 2010, and the St. Louis Typographical Union No. 8/CWA 14616, (7 employees) was signed in 2009 and expires in 2012. Additionally, the union representing the paperhandlers, Graphic Communications International Union Local 16H, disclaimed interest in the unit (30 part time employees) in 2008. All St. Louis Post-Dispatch labor contracts contain no-strike clauses.

The contract for the St. Louis Newspaper Guild, Local 36047 (“Guild”), representing 254 employees expired in June 2009 and is currently in negotiations. Terms of the expired Guild contract remain in effect until the negotiations are completed or declared to be at an impasse. If an impasse is declared, certain changes to terms of the expired contract requested by management in the negotiations can be implemented by the Company and, at that time, the no-strike condition of the expired contract would no longer be applicable.

Approximately 87 employees in six additional locations are represented by collective bargaining units. Contracts at two of these locations have expired and negotiations are ongoing.

In December 2008, employees of selected departments of The Pantagraph, in an election conducted by the National Labor Relations Board, overwhelmingly rejected an organization attempt by the Guild.

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

OTHER MATTERS

In the opinion of management, compliance with present statutory and regulatory requirements respecting environmental quality will not necessitate significant capital outlays, materially affect the earnings of the Company, or cause material changes in the Company’s business, whether present or intended. The United States Congress is currently considering significant, additional environmental legislation related to carbon emissions. The impact of such legislation, if and when enacted into law, cannot be determined at this time.

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

DEBT AND LIQUIDITY

The Company has a substantial amount of debt, as more fully discussed (and certain capitalized terms used below defined) in Item 7, “Liquidity and Capital Resources” and Note 7 of the Notes to Consolidated Financial Statements, included herein. In February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and a refinancing of its Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes, were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolved these issues.

The Company expects to utilize a portion of its capacity under its revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At September 27, 2009, the Company had $275,450,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $83,000,000 available for future use. Including cash and restricted cash, the Company’s liquidity at September 27, 2009 totals $99,900,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2010 total $89,800,000. The Company expects all 2010 interest payments and a substantial amount of principal payments due in 2010 will be satisfied by the Company’s continuing cash flows.

The Company’s ability to operate as a going concern is dependent on its ability to remain in compliance with debt covenants and to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed. The Company is in compliance with its debt covenants at September 27, 2009.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as more fully discussed in Note 19 of the Notes to Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced the Company’s liquidity.

As of November 30, 2009, the full amount of the outstanding balance under the Credit Agreement is subject to floating interest rates as all interest rate swaps and collars expired or were terminated. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and Item 7A, “Interest Rates”, included herein, for additional information on the risks associated with the Company’s financing arrangements.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007 and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. United States gross domestic product increased in the three months ended September 2009, potentially signaling the end of the current recession. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

OPERATING REVENUE

A significant portion of the Company’s revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both nationally and locally.

Operating revenue in most categories decreased in 2009 and 2008 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as online revenue which, until 2008, had been rising significantly. There can also be no assurance such online growth will resume. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. To the extent that advertisers shift advertising expenditures to other media outlets, including those on the Internet, the profitability of the Company’s business may continue to be impacted.

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

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. The Company’s retail revenue is also being impacted by the current economic environment. For example, a decline in the housing market negatively impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by the current economic environment. In 2008, as the recession accelerated, employment classified advertising, including both print and online, declined as unemployment increased. This trend continued in 2009.

In 2009, 2008 and 2007, real estate classified advertising also suffered declines due primarily to cyclical issues, such as declining sale prices and an increase in unsold homes, affecting the residential real estate market nationally. In 2009 this decline accelerated due to the access to, and limitations on, residential mortgage funding.

Automotive classified advertising revenue declined in 2009, 2008 and 2007, due to industry-wide issues affecting certain domestic auto manufacturers and the overall decline in economic conditions leading to the current recession.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

Circulation

Though the Company’s overall audience is growing, and its circulation unit results have outperformed the industry, circulation unit sales have nonetheless been declining fractionally for several years. The possibility exists that future circulation price increases may be delayed or reduced as a result of future declines in circulation unit sales, and that price decreases may be necessary to retain or grow circulation unit volume. The Company is reaching increasingly larger audiences through stable newspaper readership and rapid online audience growth. Nonetheless, declines in circulation unit sales could also adversely impact advertising revenue.

See Item 1, “Audiences”, included herein, for additional information on the risks associated with circulation revenue.

OPERATING EXPENSES

The Company reduced operating expenses, excluding depreciation, amortization, impairment charges and other unusual costs, by $150,033,000, or 18.3%, in 2009, by $26,995,000, or 3.2% in 2008 and expects to reduce such operating expenses by an additional 6-7% in 2010. Such expense reductions are not expected to significantly impact the Company’s ability to deliver advertising and content to its customers.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has significant amounts of goodwill and identified intangible assets. In 2009 and 2008, the Company recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions continue to decline, and have a negative impact on the Company’s stock price or cash flows, the Company may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

EQUITY CAPITAL

As of December 24, 2008, the Company’s Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if the Company’s Common Stock fails to maintain an adequate per share price and total market capitalization, the Company’s Common Stock could be removed from the NYSE and traded in the over the counter market. In December 2008, the NYSE notified the Company that it did not meet the NYSE continued listing standard due to its failure to maintain an adequate share price. Subsequent to that date, the NYSE temporarily suspended the standard through July 2009, and extended Lee’s six-month cure period until December 2009. In

September 2009, the NYSE notified Lee that its average share price had risen sufficiently to cure the share price deficiency. As of November 30, 2009, the Company’s Common Stock traded at an average 30-day closing market price of $3.64 per share and its equity market capitalization totaled approximately $162,000,000. All of these factors, along with volatile equity market conditions, could limit the Company’s ability to raise new equity capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The lease expires in 2019.

All of the Company’s principal printing facilities except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis (as described below) and leased land for the Helena, Montana and Lihue, Hawaii plants, are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped. With the exception of St. Louis, none of the Company’s facilities is individually significant to its business.

Information related to St. Louis facilities at September 27, 2009 is as follows:

(Square Feet)	Owned	Leased

PD LLC	755,000	23,000
Suburban Journals	89,000	39,000

Several of the Company’s daily newspapers, as well as many of the Company’s and MNI’s nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. The Company is continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage its operating and capital costs.

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

In 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. The suit is in the discovery stage and an initial decision by the judge regarding class certification is expected in 2010. At this time the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the 13 weeks ended September 27, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock of the Company is listed on the NYSE. Class B Common Stock is not traded on an exchange but is readily convertible to Common Stock. Class B Common Stock was issued to stockholders of record of the Company in 1986 pursuant to a 100% stock dividend and is converted at sale, or at the option of the holder, into Common Stock. The table below includes the high and low prices of Common Stock for each calendar quarter during the past three years, the closing price at the end of each quarter and dividends per common share.

	Quarter Ended
	December	March	June	September

STOCK PRICES

2009
High	$3.97	$0.65	$1.89	$3.43
Low	0.30	0.24	0.29	0.50
Closing	0.41	0.28	0.53	2.75

2008
High	$17.96	$14.91	$11.32	$5.00
Low	13.61	9.26	4.21	2.22
Closing	14.53	10.76	4.40	3.35

2007
High	$32.13	$35.65	$30.92	$21.48
Low	24.55	29.48	20.50	14.58
Closing	31.06	30.05	20.86	15.57

DIVIDENDS

2008	$0.19	$0.19	$0.19	$0.19
2007	0.18	0.18	0.18	0.18

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, including conversion provisions of Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 27, 2009, the Company had 6,999 holders of Common Stock and 1,226 holders of Class B Common Stock.

In 2008, 1,722,280 shares were acquired and returned to authorized shares at an average price of $10.98.

The 2009 Amendments to the Company’s Credit Agreement require the Company to suspend stockholder dividends and share repurchases through April 2012. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total return of the Company, the Standard & Poor’s (S&P) 500 Stock Index, and a Peer Group Index, in each case for the five years ended September 30, 2009 (with September 30, 2004 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©:	2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2004 in stock of the Company, the Peer Group and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
	2004	2005	2006	2007	2008	2009

Lee Enterprises, Incorporated	$100.00	$93.16	$56.66	$35.98	$9.02	$7.09
Peer Group Index	100.00	87.32	74.83	63.20	41.14	32.06
S&P 500 Stock Index	100.00	112.25	124.37	144.81	112.99	105.18

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of nine U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, Media General, Inc., The New York Times Company, The E.W. Scripps Company, Sun-Times Media Group, Inc., and The Washington Post Company. Journal Register Company, which was previously included in the Peer Group Index, is no longer publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands, Except Per Common Share Data)	2009	2008	2007	2006	2005
					(1)
OPERATING RESULTS (2)

Operating revenue	$842,030	$1,028,868	$1,120,194	$1,121,390	$816,614
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	675,035	821,846	849,644	843,577	612,425
Depreciation and amortization	79,599	91,078	92,700	90,276	58,958
Impairment of goodwill and other assets (3)	245,953	1,070,808	-	4,837	-
Equity in earnings of associated companies	5,120	10,211	20,124	20,739	12,784
Reduction in investment in TNI (3)	19,951	104,478	-	-	-
Operating income (loss)	(173,388)	(1,049,131)	197,974	203,439	158,015
Financial income	1,886	5,857	7,613	6,054	2,824
Financial expense	(92,892)	(71,472)	(90,341)	(95,939)	(38,038)

Income (loss) from continuing operations	$(180,241)	$(871,763)	$80,328	$70,778	$70,681
Discontinued operations	(5)	285	671	54	6,197
Net income (loss)	$(180,246)	$(871,478)	$80,999	$70,832	$76,878
Income (loss) available to common stockholders	$(123,191)	$(880,316)	$80,999	$70,832	$76,878

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	$(2.77)	$(19.65)	$1.76	$1.56	$1.57
Discontinued operations	-	0.01	0.01	-	0.14
	$(2.77)	$(19.64)	$1.77	$1.56	$1.70

Diluted:
Continuing operations	$(2.77)	$(19.65)	$1.75	$1.55	$1.56
Discontinued operations	-	0.01	0.01	-	0.14
	$(2.77)	$(19.64)	$1.77	$1.56	$1.70

Weighted average common shares:
Basic	44,442	44,813	45,671	45,421	45,118
Diluted	44,442	44,813	45,804	45,546	45,348

Dividends per common share	$-	$0.76	$0.72	$0.72	$0.72

BALANCE SHEET INFORMATION (End of Year)

Total assets	$1,515,612	$2,016,367	$3,260,963	$3,329,809	$3,445,200
Debt, including current maturities (4)	1,168,335	1,332,375	1,395,625	1,525,000	1,688,000
Debt, net of cash, restricted cash and investments (4)	1,151,106	1,182,856	1,284,565	1,420,302	1,599,397
Stockholders’ equity	23,598	155,518	1,086,442	990,625	936,410

(1)	Includes four months of operations of Pulitzer, which was acquired in June 2005.

(2)	Results of discontinued operations have been restated for all periods presented.
(3)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands)	2009	2008	2006

Goodwill	$193,471	$908,977	$-
Nonamortized intangible assets	14,055	13,027	4,837
Amortizable intangible assets	33,848	143,785	-
Property and equipment	4,579	5,019	-
	245,953	1,070,808	4,837
Reduction in investment in TNI	19,951	104,478	-
	$265,904	$1,175,286	$4,837

(4)	Principal amount, excluding fair value adjustments. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition as of, and for each of the three years ended, September 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related financial measure under accounting principles generally accepted in the United States of America (“GAAP”). However, the Company believes the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate its financial performance, or assist in forecasting and analyzing future periods. The Company also believes such non-GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business or its ability to meet debt service requirements.

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, impairment of goodwill and other assets and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. The Company believes these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands)	2009	Percent of Revenue	2008	Percent of Revenue	2007	Percent of Revenue

Operating cash flow	$166,995	19.8%	$207,022	20.1%	$270,550	24.2%
Less depreciation and amortization	(79,599)	9.5	(91,078)	8.9	(92,700)	8.3
Less impairment of goodwill and other assets	(245,953)	NM	(1,070,808)	NM	-	-
Plus equity in earnings of associated companies	5,120	0.6	10,211	1.0	20,124	1.8
Less reduction in investment in TNI	(19,951)	NM	(104,478)	NM	-	-
Operating income (loss)	$(173,388)	NM	$(1,049,131)	NM	$197,974	17.7%

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

Due primarily to the continuing, and (at the time) increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of

December 28, 2008 and again as of March 29, 2009. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses.

As a result, in 2009 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $193,471,000. The Company also recorded pretax, non-cash charges of $14,055,000 and $33,848,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $19,951,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $4,579,000 to reduce the carrying value of property and equipment. The Company recorded $64,319,000 of income tax benefit related to these charges.

For similar reasons, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. The Company recorded $281,564,000 of income tax benefit related to these charges.

The Company reviews its amortizable intangible assets for impairment when indicators of impairment are present. The Company assesses recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

Based on substantial impairment charges recorded in both 2009 and 2008, and the most recent testing performed, at September 27, 2009, the Company does not believe its reporting unit is at risk of failing future goodwill impairment testing. However, future decreases in the Company’s market value, or significant differences in revenue, expenses or cash flows from estimates used to determine market value, could affect this determination.

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

Increases in market interest rates, which may impact plan assumptions, generally result in lower service costs for current employees, higher interest expense and lower liabilities. Actual returns on plan assets that are lower than the plan assumptions will generally result in decreases in a plan’s funded status and may necessitate additional contributions.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Recent changes in accounting for uncertain tax positions can result in additional variability in the Company’s effective income tax rate.

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state tax jurisdictions. From time to time, the Company is subject to routine audits by those agencies, and those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various taxing agencies, believes its positions taken regarding its filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. The Company does not believe the final resolution of such matters will be material to its consolidated financial position or cash flows.

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

The Company’s accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

An increasing frequency of large claims, deterioration in overall claim experience or changes in federal or state laws affecting the Company’s liability for such claims could increase the volatility of expenses for such self-insured risks.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”), which became the source of accounting principles to be applied in the preparation of financial statements for nongovernmental agencies. ASC is effective for the Company as of September 27, 2009. ASC did not have any impact on the Company’s Consolidated Financial Statements since it was not intended to change existing GAAP, except as related to references for authoritative literature.

In 2008, the FASB issued ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidations. FASB ASC Topic 805 establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of FASB ASC Topic 805 are effective for business combinations occurring in 2010. FASB ASC Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. FASB ASC Topic 810 is effective for the Company in 2010. The effect of FASB ASC Topic 805 is dependent on future transactions. The effect of FASB ASC Topic 810 will not materially affect the Company’s Consolidated Financial Statements.

In 2008, the FASB issued ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. ASC Topic 815 also requires disclosure of the fair value amounts and the gains and losses on derivative instruments in tabular form. ASC Topic 815 is effective for the Company in 2010.

CONTINUING OPERATIONS

2009 vs. 2008

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2009	2008	Total	Same Property

Advertising revenue:
Retail	$358,104	$434,069	(17.5)%	(17.4)%
National	39,047	44,143	(11.5)	(11.5)
Classified:
Daily newspapers:
Employment	26,489	59,457	(55.4)	(55.4)
Automotive	30,465	45,388	(32.9)	(32.9)
Real estate	30,066	43,282	(30.5)	(30.5)
All other	44,635	43,006	3.8	3.8
Other publications	30,660	43,361	(29.3)	(30.4)
Total classified	162,315	234,494	(30.8)	(31.0)
Online	42,073	55,119	(23.7)	(23.7)
Niche publications	13,135	15,874	(17.3)	(17.3)
Total advertising revenue	614,674	783,699	(21.6)	(21.6)
Circulation	185,154	195,457	(5.3)	(5.3)
Commercial printing	12,895	15,993	(19.4)	(19.4)
Online services and other	29,307	33,719	(13.1)	(13.1)
Total operating revenue	842,030	1,028,868	(18.2)	(18.2)
Compensation	339,014	421,652	(19.6)	(20.2)
Newsprint and ink	72,311	103,926	(30.4)	(25.0)
Other operating expenses	257,060	292,840	(12.2)	(12.1)
Workforce adjustments and transition costs	6,650	3,428	NM	NM
	675,035	821,846	(17.9)	(17.5)
Operating cash flow	166,995	207,022	(19.3)	(20.3)
Depreciation and amortization	79,599	91,078	(12.6)
Impairment of goodwill and other assets	245,953	1,070,808	NM
Equity in earnings of associated companies	5,120	10,211	(49.9)
Reduction in investment in TNI	19,951	104,478	NM
Operating loss	(173,388)	(1,049,131)	NM
Non-operating expense, net	89,183	64,730	37.8
Loss from continuing operations before income taxes	(262,571)	(1,113,861)	NM
Income tax benefit	(82,509)	(242,633)	NM
Minority interest	179	535	(66.5)
Loss from continuing operations	(180,241)	(871,763)	NM
Discontinued operations, net	(5)	285	NM
Net loss	(180,246)	(871,478)	NM
Decrease (increase) in redeemable minority interest	57,055	(8,838)	NM
Loss available to common stockholders	$(123,191)	$(880,316)	NM

Loss per common share:
Basic	$(2.77)	$(19.65)	NM
Diluted	(2.77)	(19.65)	NM

In total, acquisitions and divestitures accounted for $691,000 of operating revenue in 2009 and $664,000 of operating revenue in 2008.

Economic Conditions

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. United States gross domestic product increased in the three months ended September 2009, potentially signaling the end of the current recession. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

Advertising Revenue

In 2009, advertising revenue decreased $169,025,000, or 21.6%, and same property advertising revenue decreased $169,062,000, or 21.6%. On a combined basis, same property print and online retail advertising decreased 15.9%. Same property print retail revenue decreased $75,637,000, or 17.4%, in 2009. A 13.0% decrease in daily newspaper retail advertising lineage also contributed to the overall decrease. Same property average retail rates, excluding preprint insertions, decreased 10.9% in 2009. Retail preprint insertion revenue decreased 11.4%. Online retail advertising increased 6.1%, partially offsetting print declines.

The table below combines print and online advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands, Same Property)	2009	2008	Percent Change

Retail	$369,302	$439,354	(15.9)%

Classified:
Employment	$41,627	$90,830	(54.2)%
Automotive	44,885	62,938	(28.7)
Real estate	39,331	57,389	(31.5)
Other	65,715	72,177	(9.0)
Total classified revenue	$191,558	$283,334	(32.4)%

On a combined basis, print and online classified revenue decreased 32.4%. Same property print classified advertising revenue decreased $72,550,000, or 31.0%, in 2009. Higher rate print employment advertising at the daily newspapers decreased 55.4% for the year on a same property basis, reflecting rising unemployment nationally. Same property print automotive advertising decreased 32.9% amid an industry-wide decline. Same property print real estate advertising decreased 30.5% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 3.8% on a same property basis. Same property classified advertising rates decreased 16.9%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2009	2008	Percent Change

Retail	10,993	12,639	(13.0)%
National	488	612	(20.2)
Classified	11,607	14,317	(18.9)
	23,088	27,568	(16.3)%

Online advertising revenue decreased 23.7% on a same property basis, due to decreases in online classified sales, partially offset by a 6.1% increase in online retail revenue.

National advertising decreased $5,096,000, or 11.5%, on a same property basis due to a 20.2% decline in lineage offset by a 9.8% increase in average national rate. Advertising in niche publications decreased 17.3% on a same property basis.

Despite declines in advertising revenue, the Company’s total advertising results have historically benchmarked favorably to industry averages reported by the NAA.

While still negative year over year, revenue results in the month of September 2009 improved. This trend continued in the first two months of 2010. The Company expects revenue to decrease 14-15% in the 13 weeks ending December 27, 2009.

Circulation and Other Revenue

Circulation revenue decreased $10,303,000, or 5.3% in 2009, and same property circulation revenue decreased $10,294,000, or 5.3%. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 6.4% for the six months ended September 2009, compared to the same period in the prior year, and Sunday circulation declined 5.8%, significantly outperforming the industry as a whole, which experienced declines of 10.6% daily and 7.4% Sunday. The Company estimates that more than 60% of its unit decline was anticipated, and was due to pricing, distribution reduction and other actions undertaken. For the six months ended March 2009, total average daily circulation units including TNI and MNI, declined 4.6% and Sunday circulation decreased 3.5%, again outperforming the industry. In spite of declines in circulation, Company research in its larger markets indicates it is reaching an increasingly larger audience in these markets through the combination of stable newspaper readership and rapid online growth.

Same property commercial printing revenue decreased $3,098,000, or 19.4%, in 2009. Same property online services and other revenue decreased $4,410,000, or 13.1%, in 2009.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual costs decreased $150,033,000, or 18.3%, in 2009, and decreased $142,044,000, or 17.9%, on a same property basis. In total, acquisitions and divestitures accounted for $642,000 of operating expenses, excluding depreciation and amortization, in 2009 and $814,000 in 2008.

Compensation expense decreased $82,638,000, or 19.6%, in 2009 and same property compensation expense decreased 20.2% driven by a decline in same property average full time equivalent employees of 14.8%. Bonus programs and certain other employee benefits were also substantially reduced in 2009.

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account based structure. The changes reduced the benefit obligation by approximately $23,047,000, effective in January 2009.

Newsprint and ink costs decreased $31,615,000, or 30.4%, in 2009 due to decreased usage from lower advertising, reduced page sizes and some reduction of content, partially offset by higher average unit prices. Costs decreased 25.0% on a same property basis and volume decreased 31.1% on a same property basis. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of commodities on the Company’s business.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs, decreased $35,780,000, or 12.2%, in 2009 and decreased 12.1% on a same property basis.

Reductions in staffing resulted in workforce adjustment costs totaling $5,813,000 and $3,418,000 in 2009 and 2008, respectively.

The Company is engaged in various efforts to continue to reduce its operating expenses in 2010 and beyond. The Company expects its operating expenses, excluding depreciation, amortization and unusual costs (and cost reductions), to decline approximately 17-18% in the 13 weeks ending December 27, 2009 and 6-7% in 2010.

In December 2009, the Company notified certain participants in its postretirement medical plans of changes to be made to the plans, including increases in premium cost sharing and elimination of coverage for certain participants. The changes are expected to reduce annual net periodic postretirement medical cost beginning in 2010, and will reduce the benefit obligation by up to $30,000,000. The Company may also recognize non-cash gains related to certain of the changes in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 19.3% to $166,995,000 in 2009 from $207,022,000 in 2008, and decreased 20.3% on a same property basis. Operating cash flow margin decreased to 19.8% from 20.1% in the prior year reflecting a larger decrease in operating revenue than the decrease in operating expenses, as well as higher workforce adjustment and transition costs in 2009.

Depreciation expense decreased $1,863,000, or 5.4% due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $9,616,000, or 17.0%, in 2009 due to impairment charges in 2009 and 2008.

Due primarily to the continuing, and (at the time) increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of December 28, 2008 and again as of March 29, 2009. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses.

As a result, in 2009 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $193,471,000. The Company also recorded pretax, non-cash charges of $14,055,000 and $33,848,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $19,951,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $4,579,000 to reduce the carrying value of property and equipment. The Company recorded $64,319,000 of income tax benefit related to these charges.

For similar reasons, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. The Company recorded $281,564,000 of income tax benefit related to these charges.

Equity in earnings in associated companies decreased $5,091,000, or 49.9% in 2009. Operations of these businesses were similarly impacted by economic conditions. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000 of which $1,093,000 was incurred directly by TNI. In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000.

The factors noted above resulted in an operating loss of $173,388,000 and $1,049,131,000 in 2009 and 2008, respectively.

Non-Operating Income and Expense

Financial expense increased $24,453,000, or 37.8%, to $89,183,000 due to an increase in debt financing costs of $13,962,000 and higher interest rate spreads, which were partially offset by debt reduction of $164,040,000 funded, in part, by a $120,000,000 reduction in restricted cash, and the effect of lower interest rates. Interest rates in 2009 decreased substantially from 2008 levels.

As more fully discussed (and certain capitalized terms used below defined) under Item 7, “Liquidity and Capital Resources”, amendments to the Company’s Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. The Company is now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 450 basis points, and the Company could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the September 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 400 basis points. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

The Company recognized an income tax benefit of 31.4% of loss from continuing operations before income taxes in 2009 and 21.8% of loss from continuing operations before income taxes in 2008. The favorable resolution of federal and state tax audits and other matters increased income tax benefit by $455,000 in 2009 and $2,811,000 in 2008. In 2009, the Company reduced the valuation allowance by $12,557,000. The valuation allowance was increased $21,588,000 in 2008.

The Company recorded a $30,019,000 increase in the valuation allowance for deferred tax assets in the 13 weeks ended September 28, 2008. In the 13 weeks ended December 28, 2008, the Company determined that it had not considered the benefit of net operating loss carrybacks in its determination of the 2008 valuation allowance for deferred tax assets. The correction of this error resulted in a decrease of $8,431,000 in the valuation allowance included in net deferred income tax liabilities recorded as of September 28, 2008, a corresponding increase in income tax benefit in the 13 weeks ended September 28, 2008, and a decrease in diluted loss per common share of $0.19. The Company determined that the impact of this error on previously issued Consolidated Financial Statements is not material. The September 28, 2008 Consolidated Balance Sheet, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for 2008, included herein, have been revised to reflect the corrected amounts.

As more fully discussed (and certain capitalized terms used below defined) in Note 19 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald’s interest was to be determined pursuant to a formula. The Company recorded the present value of the remaining amount of this potential liability in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. In 2009 and 2008, the Company accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased net loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald’s former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. The Company has recorded a liability of $2,300,000 at September 27, 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald’s right to exercise its rights under the 2010 Redemption. As a result, in 2009 the Company reversed substantially all of its liability related to the 2010 Redemption. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders’ equity by $68,824,000.

As a result of the factors noted above, loss available to common stockholders totaled $123,191,000 in 2009 compared to a loss available to common stockholders of $880,316,000 in 2008. The Company recorded a loss per diluted common share of $2.77 in 2009 and $19.64 in 2008. Excluding unusual costs

(and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $0.35 in 2009, compared to $1.02 in 2008. Per share amounts may not add due to rounding.

	2009		2008
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss available to common stockholders, as reported	$(123,191)	$(2.77)	$(880,316)	$(19.64)
Adjustments:
Impairment of goodwill and other assets, including TNI	265,904		1,175,286
Debt financing costs	17,467		3,505
Other, net	6,848		4,463
	290,219		1,183,254
Income tax effect of adjustments, net, other unusual tax items, and impact on minority interest	(94,518)		(265,979)
	195,701	4.40	917,275	20.47
Net income available to common stockholders, as adjusted	72,510	1.63	36,959	0.82
Change in redeemable minority interest liability	(57,055)	(1.28)	8,838	0.20
Net income, as adjusted	$15,455	$0.35	$45,797	$1.02

2008 vs. 2007

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

			Percent Change
(Thousands, Except Per Common Share Data)	2008	2007	Total	Same Property

Advertising revenue:
Retail	$434,069	$455,802	(4.8)%	(4.7)%
National	44,143	54,901	(19.6)	(19.6)
Classified:
Daily newspapers:
Employment	59,457	81,683	(27.2)	(27.2)
Automotive	45,388	55,308	(17.9)	(17.9)
Real estate	43,282	58,529	(26.1)	(26.1)
All other	43,006	39,284	9.5	9.5
Other publications	43,361	47,737	(9.2)	(9.6)
Total classified	234,494	282,541	(17.0)	(17.1)
Online	55,119	56,074	(1.7)	(1.7)
Niche publications	15,874	16,094	(1.4)	(1.4)
Total advertising revenue	783,699	865,412	(9.4)	(9.4)
Circulation	195,457	203,481	(3.9)	(3.9)
Commercial printing	15,993	16,541	(3.3)	(3.3)
Online services and other	33,719	34,760	(3.0)	(3.0)
Total operating revenue	1,028,868	1,120,194	(8.2)	(8.1)
Compensation	421,652	439,426	(4.0)	(3.8)
Newsprint and ink	103,926	111,842	(7.1)	(10.0)
Other operating expenses	292,840	294,145	(0.4)	(0.7)
Curtailment gains	-	(3,731)	NM	NM
Workforce adjustments and early retirement programs	3,428	7,962	NM	NM
	821,846	849,644	(3.3)	(3.8)
Operating cash flow	207,022	270,550	(23.5)	(20.3)
Depreciation and amortization	91,078	92,700	(1.7)
Impairment of goodwill and other assets	1,070,808	-	NM
Equity in earnings of associated companies	10,211	20,124	(49.3)
Reduction in investment in TNI	104,478	-	NM
Operating income (loss)	(1,049,131)	197,974	NM
Non-operating expense, net	64,730	82,749	(21.8)
Income (loss) from continuing operations before income taxes	(1,113,861)	115,225	NM
Income tax expense (benefit)	(242,633)	33,828	NM
Minority interest	535	1,069	(50.0)
Income (loss) from continuing operations	(871,763)	80,328	NM
Discontinued operations, net	285	671	NM
Net income (loss)	(871,478)	80,999	NM
Increase in redeemable minority interest	(8,838)	-	NM
Income (loss) available to common stockholders	$(880,316)	$80,999	NM

Earnings (loss) per common share:
Basic	$(19.65)	$1.76	NM
Diluted	(19.65)	1.75	NM

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

Period Ended:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

In total, acquisitions and divestitures accounted for $664,000 of operating revenue in 2008 and $817,000 of operating revenue in 2007.

Economic Conditions

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2008 revenue, operating results and cash flows were significantly impacted by the recession.

Advertising Revenue

In 2008, advertising revenue decreased $81,713,000, or 9.4%, and same property advertising revenue decreased $81,566,000, or 9.4%. On a combined basis, same property print and online retail advertising decreased 3.5%. Same property print retail revenue decreased $21,381,000, or 4.7%, in 2008. A 5.0% decrease in daily newspaper retail advertising lineage also contributed to the overall decrease. Same property average retail rates, excluding preprint insertions, decreased 0.8% in 2008. Retail preprint insertion revenue decreased 2.6%. Online retail advertising increased 18.4% partially offsetting print declines.

The table below combines print and online advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands, Same Property)	2008	2007	Percent Change

Retail	$439,354	$455,275	(3.5)%

Classified:
Employment	$90,830	$116,848	(22.3)%
Automotive	62,938	72,913	(13.7)
Real estate	57,389	76,148	(24.6)
Other	72,177	72,435	(0.4)
Total classified revenue	$283,334	$338,344	(16.3)%

On a combined basis, print and online classified revenue decreased 16.3%. Same property print classified advertising revenue decreased $48,254,000, or 17.1%, in 2008. Higher rate print employment advertising at the daily newspapers decreased 27.2% for the year on a same property basis, reflecting rising unemployment nationally. Same property print automotive advertising decreased 17.9% amid an industry-wide decline. Same property print real estate advertising decreased 26.1% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 9.5% on a same property basis. Same property classified advertising rates decreased 9.4%.

Advertising lineage, as reported on a same property basis for the Company’s daily newspapers only, consists of the following:

(Thousands of Inches)	2008	2007	Percent Change

Retail	12,639	13,305	(5.0)%
National	612	677	(9.6)
Classified	14,317	15,833	(9.6)
	27,568	29,815	(7.5)%

Online advertising revenue decreased 1.7% on a same property basis, due to decreases in online classified sales, partially offset by a 18.4% increase in retail revenue. In addition, the Company began offering online employment advertising in Yahoo! Hot Jobs in 2007.

National advertising decreased $10,757,000, or 19.6%, on a same property basis due to a 9.6% decline in lineage and a 19.5% decrease in average national rate. Advertising in niche publications decreased 1.4% on a same property basis.

Despite declines in advertising revenue, the Company’s total advertising results have historically benchmarked favorably to industry averages reported by the NAA.

Circulation and Other Revenue

Circulation revenue decreased $8,024,000, or 3.9% in 2008, and same property circulation revenue decreased $8,018,000, or 3.9%. The Company’s total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 3.8% for the six months ended September 2008, compared to the same period in the prior year, and Sunday circulation declined 1.5%, significantly outperforming the industry as a whole, which experienced 4.5% declines both daily and Sunday. For the six months ended March 2008, total average daily circulation units including TNI and MNI, declined 2.9% and Sunday circulation decreased 0.8%, again outperforming the industry.

Same property commercial printing revenue decreased $548,000, or 3.3%, in 2008. Same property online services and other revenue decreased $1,043,000, or 3.0%, in 2008.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual costs (and cost reductions) decreased $26,995,000, or 3.2%, in 2008, and decreased $29,699,000, or 3.6%, on a same property basis. In total, acquisitions and divestitures accounted for $814,000 of operating expenses, excluding depreciation and amortization, in 2008 and $1,123,000 in 2007.

Compensation expense decreased $17,774,000, or 4.0%, in 2008 and same property compensation expense decreased 3.8% driven by a decline in same property average full time equivalent employees of 4.3%.

Newsprint and ink costs decreased $7,916,000, or 7.1%, in 2008 due to decreased usage from lower advertising, reduced page sizes and some reduction of content, partially offset by higher unit prices. Costs decreased 10.0% on a same property basis and volume decreased 11.2% on a same property basis.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization, or unusual costs (or cost reductions), decreased $1,305,000, or 0.4%, in 2008 and decreased 0.7% on a same property basis.

In 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a non-cash curtailment gain of $1,791,000 in 2007, and also recognized the Company’s 50% share of the $2,074,000 non-cash curtailment gain recognized by TNI.

In 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a non-cash curtailment gain of $1,940,000.

In 2008, reductions in staffing resulted in workforce adjustment costs totaling $3,418,000. In 2007, the St. Louis Post-Dispatch concluded an offering of early retirement incentives that resulted in an adjustment of staffing levels. 60 employees volunteered to take advantage of the offer, which included enhanced pension and insurance benefits, and lump-sum cash payments based on continuous service. The initial cost totaled $10,704,000 before income tax benefit of which $7,962,000 was recorded as expense. The $2,742,000 remaining cost was offset against previously existing unrecognized gains in certain of the Company’s defined benefit plans. Approximately $3,700,000 of the cost represents cash payments, with the remainder due primarily to enhancements of pension and other postretirement benefits.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 23.5% to $207,022,000 in 2008 from $270,550,000 in 2007, and decreased 20.3% on a same property basis. Operating cash flow margin decreased to 20.1% from 24.2% in the prior year reflecting a larger decrease in operating revenue than the decrease in operating expenses, as well as comparable unusual costs (net of cost reductions) in both years.

Depreciation expense increased $1,715,000, or 5.2%. Amortization expense decreased $3,337,000, or 5.6%, in 2008 due to impairment charges.

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

Equity in earnings in associated companies decreased $9,913,000, or 49.3% in 2008. Operations of these businesses were similarly impacted by the recession. In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000. The Company’s 50% share of TNI’s curtailment gain increased 2007 results by $1,037,000.

The factors noted above resulted in an operating loss of $1,049,131,000 in 2008, compared to operating income of $197,974,000 in 2007.

Non-Operating Income and Expense

Financial expense decreased $18,869,000, or 20.9%, to $71,472,000 due to debt reduction of $63,250,000 funded primarily by cash generated from operations, as well as lower interest rates. Interest rates in 2008 decreased substantially from 2007 levels.

Overall Results

Income tax benefit was 21.8% of loss from continuing operations before income taxes in 2008 and expense of 29.4% of income from continuing operations before income taxes in 2007. The favorable resolution of federal and state tax audits and other matters increased income tax benefit by $2,811,000 in 2008 and reduced income tax expense by $6,880,000 in 2007. In 2008, the Company reduced certain deferred income tax assets by an increase in the valuation allowance of $21,071,000 due to the uncertainty that such assets will be realized.

The Company recorded a $30,019,000 increase in the valuation allowance for deferred tax assets in the 13 weeks ended September 28, 2008. In the 13 weeks ended December 28, 2008, the Company determined that it had not considered the benefit of net operating loss carrybacks in its determination of the 2008 valuation allowance for deferred tax assets. The correction of this error resulted in a decrease of $8,431,000 in the valuation allowance included in net deferred income tax liabilities recorded as of September 28, 2008, a corresponding increase in income tax benefit in the 13 weeks ended September 28, 2008, and a decrease in diluted loss per common share of $0.19. The Company determined that the impact of this error on previously issued Consolidated Financial Statements is not material. The September 28, 2008 Consolidated Balance Sheet, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for 2008, included herein, have been revised to reflect the corrected amounts.

As more fully discussed (and certain capitalized terms used below defined) in Note 19 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald’s interest was to be determined pursuant to a formula. The Company recorded the present value of the remaining amount of this potential liability in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. Recording of the liability for the 2010 Redemption resulted in an increase of loss available to common stockholders in 2008 of $8,838,000, which increased net loss available to common stockholders.

As a result of the factors noted above, loss available to common stockholders totaled $880,316,000 in 2008 compared to income available to common stockholders of $80,999,000 in 2007. The Company recorded a loss per diluted common share of $19.64 in 2008 compared to earnings of $1.77 in 2007. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $1.02 in 2008, compared to $1.71 in 2007. Per share amounts may not add due to rounding.

	2008		2007
(Thousands, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) available to common stockholders, as reported	$(880,316)	$(19.64)	$80,999	$1.77
Adjustments:
Impairment of goodwill and other assets, including TNI	1,175,286		-
Debt financing costs	3,505		3,489
Other, net	4,463		3,194
	1,183,254		6,683
Income tax effect of adjustments, net, other unusual tax items, and impact on minority interest	(265,979)		(9,507)
	917,275	20.47	(2,824)	(0.06)
Net income available to common stockholders, as adjusted	36,959	0.82	78,175	1.71
Change in redeemable minority interest liability	8,838	0.20	-	-
Net income, as adjusted	$45,797	$1.02	$78,175	$1.71

DISCONTINUED OPERATIONS

Revenue from discontinued operations in 2008 and 2007 was $1,376,000 and $7,581,000, respectively. Income (loss) from discontinued operations before income taxes was $128,000 in 2008 and $882,000 in 2007.

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000 which was recorded in discontinued operations in 2008.

In 2007, the Company sold a weekly newspaper in Oregon for $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $74,057,000 in 2009, $136,612,000 in 2008 and $167,630,000 in 2007. Operating losses in 2009 and 2008 were caused primarily by non-cash charges for impairment of goodwill and other assets and reduction of the Company’s investment in TNI, net of the related change in deferred income taxes. The net change in all of the aforementioned factors accounted for the majority of the decrease in all years. Income from continuing operations in 2007 was accompanied by an increase in depreciation and amortization. An existing, unfunded, supplemental benefit retirement plan was liquidated, as planned, in 2008, reducing cash provided by operating activities by $17,926,000. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in all years.

Investing Activities

Cash provided by investing activities totaled $108,985,000 in 2009, and required $14,963,000 in 2008 and $38,523,000 in 2007. The Company liquidated $120,000,000 of its restricted cash and investments in 2009 in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes. Capital spending totaled $11,555,000 in 2009, $20,606,000 in 2008 and $34,381,000 in 2007 and accounted for substantially all of the usage of funds in 2008 and 2007.

The Company anticipates that funds necessary for capital expenditures, which are expected to total between $11,000,000 and $13,000,000 in 2010, and other requirements, will be available from internally generated funds, or availability under its existing Credit Agreement. The 2009 Amendments, as discussed more fully below, limit capital expenditures to $29,300,000 in 2010.

Financing Activities

Cash required by financing activities totaled $198,591,000 in 2009, $113,360,000 in 2008, and $160,934,000 in 2007. Debt reduction and dividends accounted for the majority of the usage of funds in all years. Financing costs related to the 2009 Amendments also increased cash required in 2009. The annual dividend declared was $0.76 per share in 2008 and $0.72 per share in 2007. The final dividend declared in 2008 was paid in 2009.

In 2008, 1,722,280 shares of Common stock were acquired and returned to authorized shares at an average price of $10.98. The 2009 Amendments, as defined below, require the Company to suspend stockholder dividends and share repurchases through April 2012.

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (“Credit Agreement”) with a syndicate of financial institutions (the “Lenders”). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, the Company completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009 (together, the “2009 Amendments”).

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that Pulitzer and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $714,885,000 at September 27, 2009, and the $375,000,000 revolving credit facility, which has a balance of $275,450,000 at September 27, 2009, bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 27, 2009, all of the Company’s outstanding debt under the Credit Agreement is based on one month borrowing. At the September 27, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At September 27, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2009 and 2008 were $104,490,000 and $62,250,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,085,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions. In 2009, the Company made a $440,000 payment related to this provision.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had no excess cash flow in 2009. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 27, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,168,335,000 at September 27, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at September 27, 2009 was 6.49:1. Under the 2009 Amendments, the Company’s maximum total leverage ratio limit will increase from 8.25:1 in September 2009 to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at September 27, 2009 was 2.22:1. The minimum interest expense coverage ratio is 1.6:1 in September 2009, will decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1 in March 2012.

The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants require that substantially all future cash flows of the Company be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the “Guaranty Agreement”) with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer’s existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of its tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, the Company’s ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010. The interest rate will increase by 0.5% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. In 2009, the $4,000,000 payments due on June 29, 2009 and September 30, 2009 were made prior to the end of the previous fiscal quarter.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined in the Note Agreement) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. There was no excess cash flow in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 27, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment added and amended other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes and the Pulitzer Notes have limited cross-default provisions tied to the terms of the Credit Agreement.

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 27, 2009, the unaccreted balance totals $1,458,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

The Company expects to utilize a portion of its capacity under its revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At September 27, 2009, the Company had $275,450,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $83,000,000 available for future use. Including cash and restricted cash, the Company’s liquidity at September 27, 2009 totals $99,900,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2010 total $89,800,000. The Company expects all 2010 interest payments and a substantial amount of principal payments due in 2010 will be satisfied by the Company’s continuing cash flows.

The Company’s ability to operate as a going concern is dependent on its ability to remain in compliance with debt covenants and to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed. The Company is in compliance with its debt covenants at September 27, 2009.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as more fully discussed in Note 19 of the Notes to Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced the Company’s liquidity.

Other

The Company paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 27, 2009, the Company has total unamortized financing costs of $19,576,000.

At September 27, 2009, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 6.66%.

Aggregate maturities of debt in 2010, 2011 and 2012 are $89,800,000, $81,000,000, and $997,535,000, respectively.

Discontinued Operations and Other Matters

Cash required by discontinued operations totaled $5,000 in 2009 and provided $15,170,000 and $23,189,000 in 2008 and 2007, respectively. Cash proceeds from the sales of discontinued operations and cash generated from operations were the primary sources of funds in 2008 and 2007.

Cash and cash equivalents decreased $15,554,000 in 2009, increased $23,459,000 in 2008, and decreased $8,638,000 in 2007.

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

INFLATION

The Company anticipates that changing costs of newsprint, its basic raw material, may impact future operating costs. Energy costs have also become more volatile, and may increase in the future as a result of carbon emissions legislation currently under consideration in the United States Congress. Price increases (or decreases) for the Company’s products are implemented when deemed appropriate by management. The Company continuously evaluates price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of the Company’s contractual obligations.

(Thousands)	Payments (or Commitments) Due by Year(s)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (principal amount) (1)	$1,168,335	$89,800	$1,078,535	$-	$-
Financial expense (2)(3)	165,661	67,433	98,228	-	-
Operating lease obligations	19,501	4,178	6,518	3,178	5,627
Capital expenditure commitments	482	482	-	-	-
	$1,353,979	$161,893	$1,183,281	$3,178	$5,627

(1)	Maturities of long-term debt exclude the possible impact of acceleration of amounts due under the Credit Agreement or Pulitzer Notes due to a future default under such agreements. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

(2)	Financial expense includes an estimate of interest expense for the Credit Agreement and Pulitzer Notes until their respective maturities in April 2012. Financial expense under the Credit Agreement is estimated based on the 30 day minimum LIBOR level of 1.25% at September 27, 2009 as increased by the Company’s applicable margin of 4% at such date and the impact of interest rate swaps and collars, applied to the outstanding balance at September 27, 2009, as reduced by future contractual maturities of such debt. Financial expense under the Pulitzer Notes is estimated based on the fixed contractual interest rates applied to the outstanding balance at September 27, 2009, as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, changes in the Company’s applicable interest rate margin due to changes in the Company’s maximum total leverage ratio, use of LIBOR borrowing periods in excess of 30 days, use of borrowing rates not based on LIBOR, use of additional interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Credit Agreement or Pulitzer Notes could significantly change this estimate. See Note 7 of the Notes to Consolidated Financial Statements, included herein.
(3)	Financial expense excludes amortization of debt financing costs totaling $26,061,000, as such costs were paid in 2009 and prior years. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2010 is approximately $2,600,000. See Notes 9 and 10 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for the payment of the Herald Value to be settled between April 2013 and April 2015. The estimated value of the Herald Value at September 27, 2009 is $2,300,000. See Note 19 of the Notes to Consolidated Financial Statements, included herein.

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

Debt

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, in theory, decrease or increase respectively, income from continuing operations before income taxes on an annualized basis by approximately $7,153,000, based on $715,335,000 of floating rate debt outstanding at September 27, 2009, after consideration of the interest rate swaps discussed below, and excluding debt subject to interest rate collars discussed below and debt of MNI.

The Company’s debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At September 27, 2009, all of the Company’s outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of November 2009 and the Company’s minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before the Company’s borrowing cost would begin to be impacted by an increase in interest rates.

At September 27, 2009, the Company had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps had original terms of four or five years, carried interest rates from

4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fixed the Company’s interest rate on debt in the amount, and for the time periods, of such instruments.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000. The collars had a two year term and limited LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limited the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 27, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt was subject to floating interest rates. The interest rate collars described above limited the Company’s exposure to interest rates on an additional 13% of the principal amount of its debt.

As of November 30, 2009, the full amount of the outstanding balance under the Credit Agreement became subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date.

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

Significant declines in North American newsprint demand led to an approximate 45% price decline between December 2008 and August 2009. 2009 declines in newsprint demand were driven by the recessionary pressures on print advertising as well as noteworthy newsprint conservation programs, particularly web width size reductions, initiated in 2008. The 2009 demand decline outpaced the North American newsprint suppliers’ ability to reduce newsprint production, which led to excess inventories at both the producer and publisher levels. Most newsprint producers reported late summer 2009 transaction selling prices to be below cash operating costs. This operating loss position, along with the move of the largest North American newsprint producer AbitibiBowater Inc., to seek financial reorganization, has sparked several consecutive monthly price increase announcements, beginning in September 2009, certain of which have since been delayed or rescinded. Some North American newsprint producers have removed production capacity on a permanent basis in addition to idling excess capacity on an indefinite, but temporary basis, in an effort to balance capacity with current demand trends and support the announced price increases and their return to a positive cash flow position. The final extent of changes in price, if any, is subject to negotiation between newsprint producers and the Company.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $981,000 based on anticipated consumption in 2010, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also decrease. The Company substantially increased its supply of newsprint in 2009, which may help to mitigate the impact of recently announce price increases.

SENSITIVITY TO CHANGES IN VALUE

The Company’s fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists the Company is unable, as of September 27, 2009, to measure the maximum potential impact on fair value of fixed rate debt of the Company from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. The Company’s chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 27, 2009, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the year ended September 27, 2009.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 27, 2009.

The 2009 Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer December 11, 2009	Vice President, Chief Financial Officer and Treasurer
December 11, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS

AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to the Company’s Executive Officers, included under the caption “Executive Team” in Part I of this Form 10-K, is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company’s Executive Officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the caption “Directors’ Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in January 2010, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) – Years ended September 27, 2009, September 28, 2008, and September 30, 2007

Consolidated Balance Sheets – September 27, 2009 and September 28, 2008

Consolidated Statements of Stockholders’ Equity – Years ended September 27, 2009, September 28, 2008, and September 30, 2007

Consolidated Statements of Cash Flows – Years ended September 27, 2009, September 28, 2008, and September 30, 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2009.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 11th day of December 2009.

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

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed February 3, 2005)

2.2 *	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. dated as of May 25, 1998 (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

2.3 *	Asset Purchase Agreement dated September 6, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Sound Publishing, Inc. (Exhibit 2.3 to Form 10-K for the Fiscal Year Ended September 30, 2006)

2.4 *	Asset Purchase Agreement dated September 5, 2006 by and among Lee Enterprises, Incorporated, Lee Procurement and Target Media Partners Operating Company, LLC (Exhibit 2.4 to Form 10-K for the Fiscal Year Ended September 30, 2006)

3.1 *	Restated Certificate of Incorporation of Lee Enterprises, Incorporated, as amended, as of March 3, 2005 (Exhibit 3.1 to Form 10-Q for the Fiscal Quarter Ended March 31, 2005)

3.2 *	Amended By-Laws of Lee Enterprises, Incorporated effective May 17, 2007. (Exhibit 99.1 to Form 8-K filed May 21, 2007)

4 *	The description of the Company’s preferred stock purchase rights contained in its report on Form 8-K, filed with the SEC on May 7, 1998, and related Rights Agreement, dated as of May 7, 1998 (“Rights Agreement”), between the Company and The First Chicago Trust Company of New York (“First Chicago”), as amended by Amendment No. 1 to the Rights Agreement dated January 1, 2008 between the Company and Wells Fargo Bank, N.A. (as successor rights agent to First Chicago) contained in the Company’s report on Form 8-K filed with the SEC on January 11, 2008 as Exhibit 4.2, and the related form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, included as Exhibit 1.1 to the Company’s registration statement on Form 8-A filed with the SEC on May 26, 1998 (File No. 1-6227), as supplemented by Form 8-A/A, Amendment No. 1, filed with the SEC on January 11, 2008.

10.1 *	Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10 to Form 10-Q for the Fiscal Quarter Ended December 31, 2005)

Number	Description

10.2 *	First Amendment and Waiver to Credit Agreement, dated as of September 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company’s Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.3 *	Second Amendment to Credit Agreement, dated as of October 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company’s Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.4 *	Second Waiver to Credit Agreement, dated as of December 22, 2008, among Lee Enterprises, Incorporated, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.4 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.5 *	Third Amendment, Consent and Waiver to Credit Agreement and First Amendment to Intercompany Subordination Agreement and Mortgages, dated as of February 18, 2009, among Lee Enterprises, Incorporated (“Company”), Deutsche Bank Trust Company Americas (“Deutsche Bank Trust”), as Administrative Agent and as Collateral Agent, and the Lenders party to the Amended and Restated Credit Agreement, dated as of December 21, 2005, among the Company, Deutsche Bank Trust, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other Lenders party thereto. (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.6 *	Security Agreement, dated as of November 21, 2008, among Lee Enterprises, Incorporated and certain of its subsidiaries in favor of Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.7 *	Amended and Restated Pledge Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.8 *	Amended and Restated Subsidiaries Guaranty, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.9 *	Amended and Restated Intercompany Subordination Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

Number	Description

10.10 *	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended by Amendment No. 1 to Note Agreement, entered into as of November 23, 2004 (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.11 *	Amendment No. 2 to Note Agreement, entered into as of February 1, 2006, by and between St. Louis Post-Dispatch LLC and the Note Holders party thereto related to the St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended (Exhibit 10.14 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.12 *	Amendment No. 3 to Note Agreement, entered into as of November 19, 2008, by and between St. Louis Post-Dispatch LLC and the Note Holders party thereto related to St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended (Exhibit 10.15 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.13 *	Limited Waiver to Note Agreement and Guaranty Agreement entered into as of December 26, 2008 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Note Holders party thereto (Exhibit 10.16 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.14 *	Fourth Amendment to Note Agreement and First Amendment to Limited Waiver to Note Agreement and Guaranty Agreement entered into as of January 16, 2009 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.1 to Form 8-K filed January 20, 2009)

10.15 *	Second Amendment to Limited Waiver to Note Agreement and Guaranty Agreement entered into as of January 30, 2009 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.1 to Form 8-K filed February 3, 2009)

10.16 *	Third Amendment to Limited Waiver to Note Agreement and Guaranty Agreement, dated as of February 6, 2009, among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.17 *	Limited Waiver and Amendment No. 5 to Note Agreement, dated as of February 18, 2009, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.6 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.18 *	Security Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of the Company party thereto (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.19 *	Pledge Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of Pulitzer Inc. party thereto in favor of The Bank New York Mellon Trust Company, N.A., as Collateral Agent, on behalf and for the benefit of the Secured Parties (as defined therein) (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.20 *	Set-Off Agreement, dated as of February 18, 2009, among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Pulitzer Inc. (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.21 *	Redemption Agreement, dated February 18, 2009, among St. Louis Post-Dispatch LLC, STL Distribution Services LLC, The Herald Publishing Company, LLC, Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.12 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.22 *	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended by Amendment No. 1 to Guaranty Agreement, dated as of August 7, 2000, as further amended by Amendment No. 2 to Guaranty Agreement, dated as of November 23, 2004, and further amended by Amendment No. 3 to Guaranty Agreement, dated as of June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.23 *	Amendment No. 4 to Guaranty Agreement, dated as of February 1, 2006, by Pulitzer Inc. related to the Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000, as amended (Exhibit 10.18 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.24 *	Limited Waiver and Amendment No. 5 to Guaranty Agreement, dated as of February 18, 2009, among Pulitzer Inc., in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.11 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.25 *	Subsidiary Guaranty Agreement, dated as of February 18, 2009, among the Subsidiaries of Pulitzer Inc. party thereto in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.26 *	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.27 *	Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.28 *	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.29 *	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.30 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.31 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.32 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.33 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.34.1 +*	Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 10, 2008) (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.35.2 +*	Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.36.3 +*	Form of Key Executive Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed November 26, 2004)

Number	Description

10.37 +*	Lee Enterprises, Incorporated Amended and Restated 1996 Stock Plan for Non-Employee Directors (Exhibit A to Schedule 14A Definitive Proxy Statement for 2003)

10.38 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.39 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.40 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.41 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.42 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.43 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.3	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.4	Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands, Except Per Common Share Data)	2009	2008	2007
	Revised-See Note 14

Operating revenue:
Advertising	$614,674	$783,699	$865,412
Circulation	185,154	195,457	203,481
Other	42,202	49,712	51,301
Total operating revenue	842,030	1,028,868	1,120,194
Operating expenses:
Compensation	339,014	421,652	439,426
Newsprint and ink	72,311	103,926	111,842
Other operating expenses	257,060	292,840	294,145
Depreciation	32,807	34,670	32,955
Amortization of intangible assets	46,792	56,408	59,745
Impairment of goodwill and other assets	245,953	1,070,808	-
Curtailment gains	-	-	(3,731)
Workforce adjustments, transition costs and early retirement programs	6,650	3,428	7,962
Total operating expenses	1,000,587	1,983,732	942,344
Equity in earnings of associated companies	5,120	10,211	20,124
Reduction in investment in TNI	(19,951)	(104,478)	-
Operating income (loss)	(173,388)	(1,049,131)	197,974
Non-operating income (expense):
Financial income	1,886	5,857	7,613
Financial expense	(75,425)	(67,967)	(86,852)
Debt financing costs	(17,467)	(3,505)	(3,489)
Other, net	1,823	885	(21)
Total non-operating expense, net	(89,183)	(64,730)	(82,749)
Income (loss) from continuing operations before income taxes	(262,571)	(1,113,861)	115,225
Income tax expense (benefit)	(82,509)	(242,633)	33,828
Minority interest	179	535	1,069
Income (loss) from continuing operations	(180,241)	(871,763)	80,328
Discontinued operations:
Income from discontinued operations, net of income tax effect	-	84	580
Gain (loss) on disposition, net of income tax effect	(5)	201	91
Net income (loss)	(180,246)	(871,478)	80,999
Decrease (increase) in redeemable minority interest	57,055	(8,838)	-
Income (loss) available to common stockholders	(123,191)	(880,316)	80,999
Other comprehensive income (loss), net	(21,839)	1,001	(1,898)
Comprehensive income (loss) available to common stockholders	$(145,030)	$(879,315)	$79,101

Earnings (loss) per common share:
Basic:
Continuing operations	$(2.77)	$(19.65)	$1.76
Discontinued operations	-	0.01	0.01
	$(2.77)	$(19.64)	$1.77

Diluted:
Continuing operations	$(2.77)	$(19.65)	$1.75
Discontinued operations	-	0.01	0.01
	$(2.77)	$(19.64)	$1.77

Dividends per common share	$ -	$ 0.76	$0.72

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands, Except Per Share Data)	September 27 2009	September 28 2008

ASSETS

Current assets:
Cash and cash equivalents	$7,905	$23,459
Accounts receivable, less allowance for doubtful accounts:
2009 $6,275; 2008 $6,647	79,731	100,380
Income taxes receivable	5,625	-
Inventories	13,854	18,952
Deferred income taxes	3,638	3,675
Other	7,354	7,313
Total current assets	118,107	153,779
Investments:
Associated companies	58,073	81,022
Restricted cash and investments	9,324	126,060
Other	9,498	16,621
Total investments	76,895	223,703
Property and equipment:
Land and improvements	30,365	30,729
Buildings and improvements	195,573	196,159
Equipment	316,364	314,338
Construction in process	1,985	4,317
	544,287	545,543
Less accumulated depreciation	281,318	252,715
Property and equipment, net	262,969	292,828
Goodwill	433,552	627,023
Other intangible assets, net	603,348	701,184
Other	20,741	17,850
Total assets	$1,515,612	$2,016,367

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 27 2009	September 28 2008
		Revised-See Note 14

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$89,800	$1,337,640
Accounts payable	31,377	53,827
Compensation and other accrued liabilities	42,755	60,416
Income taxes payable	-	5,431
Dividends payable	-	8,539
Unearned revenue	37,001	38,871
Total current liabilities	200,933	1,504,724
Long-term debt, net of current maturities	1,079,993	-
Pension obligations	45,953	2,803
Postretirement and postemployment benefit obligations	40,687	58,767
Other retirement and compensation obligations	1,539	9,845
Deferred income taxes	93,766	187,869
Redeemable and other minority interest	252	72,244
Income taxes payable	12,839	11,756
Other	16,052	12,841
Total liabilities	1,492,014	1,860,849
Stockholders’ equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	-	-
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,278	78,222
2009; 39,139 shares;
2008; 39,111 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,552	11,958
2009; 5,776 shares;
2008; 5,979 shares
Additional paid-in capital	137,713	134,289
Accumulated deficit	(225,299)	(112,144)
Accumulated other comprehensive income	21,354	43,193
Total stockholders’ equity	23,598	155,518
Total liabilities and stockholders’ equity	$1,515,612	$2,016,367

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Amount			Shares
(Thousands)	2009	2008	2007	2009	2008	2007
	Revised-See Note 14

Common Stock:	$78,222	$79,958	$78,974	39,111	39,979	39,487
Balance, beginning of year
Conversion from Class B Common Stock	406	458	372	203	229	186
Shares issued	82	1,404	708	41	702	354
Shares reacquired	(432)	(3,598)	(96)	(216)	(1,799)	(48)
Balance, end of year	78,278	78,222	79,958	39,139	39,111	39,979
Class B Common Stock:
Balance, beginning of year	11,958	12,416	12,788	5,979	6,208	6,394
Conversion to Common Stock	(406)	(458)	(372)	(203)	(229)	(186)
Balance, end of year	11,552	11,958	12,416	5,776	5,979	6,208
Additional paid-in capital:
Balance, beginning of year	134,289	132,090	123,738
Stock option expense	194	1,507	2,144
Amortization of restricted Common Stock	3,246	4,669	5,199
Income tax expense of stock options exercised	-	(3,413)	(686)
Shares issued (redeemed)	(16)	(564)	1,695
Balance, end of year	137,713	134,289	132,090
Retained earnings (accumulated deficit):
Balance, beginning of year	(112,144)	819,786	771,947
Net income (loss)	(180,246)	(871,478)	80,999
Shares reacquired	-	(15,472)	-
Adoption of FASB ASC Topic 740	-	(1,733)	-
Adoption of FASB ASC Topic 715	(267)	-	-
Change in redeemable minority interest	67,358	(8,838)	-
Cash dividends	-	(34,409)	(33,160)
Balance, end of year	(225,299)	(112,144)	819,786
Accumulated other comprehensive income:
Balance, beginning of year	43,193	42,192	3,178
Unrealized gain (loss) on interest rate exchange agreements	1,004	(4,776)	(3,796)
Unrealized gain (loss) on available-for-sale securities	(680)	72	716
Change in pension and postretirement benefits	(33,897)	8,354	-
Adoption of FASB ASC Topic 715	(903)	-	65,780
Deferred income taxes, net	12,637	(2,649)	(23,686)
Balance, end of year	21,354	43,193	42,192
Total stockholders’ equity	$23,598	$155,518	$1,086,442	44,915	45,090	46,187

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2009	2008	2007
	Revised-See Note 14

Cash provided by operating activities:
Net income (loss)	$(180,246)	$(871,478)	$80,999
Results of discontinued operations	(5)	285	671
Income (loss) from continuing operations	(180,241)	(871,763)	80,328
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	79,599	91,078	92,700
Impairment of goodwill and other assets	245,953	1,070,808	-
Reduction in investment in TNI	19,951	104,478	-
Accretion of debt fair value adjustment	(3,807)	(7,990)	(7,579)
Stock compensation expense	3,013	5,905	7,193
Distributions greater (less) than earnings of associated companies	(609)	1,772	(792)
Decrease in deferred income taxes	(78,500)	(261,738)	(6,091)
Debt financing costs	17,467	3,505	3,489
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	15,174	19,777	(6,247)
Decrease (increase) in inventories and other	3,866	(4,875)	5,439
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	(39,067)	(18,304)	18,264
Decrease in pension, postretirement and post employment benefits	(6,677)	(315)	(3,314)
Change in income taxes receivable or payable	(4,208)	5,125	(14,504)
Other	2,143	(851)	(1,256)
Net cash provided by operating activities of continuing operations	74,057	136,612	167,630
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	(47,777)	(115,555)	(90,005)
Sales or maturities of marketable securities	166,109	87,873	78,018
Purchases of property and equipment	(11,555)	(20,606)	(34,381)
Proceeds from sale of assets	1,418	12,685	1,334
Acquisitions, net	-	(1,624)	(1,065)
Decrease (increase) in restricted cash	(2,291)	13,771	(1,165)
Other	3,081	8,493	8,741
Net cash provided by (required for) investing activities of continuing operations	108,985	(14,963)	(38,523)
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(359,990)	(197,650)	(196,375)
Proceeds from long-term debt	195,950	134,400	67,000
Debt financing costs paid	(26,061)	-	-
Cash dividends paid	(8,539)	(32,573)	(33,038)
Purchases of Common Stock	(56)	(19,483)	(1,099)
Other, primarily issuance of Common Stock	105	1,946	2,578
Net cash required for financing activities of continuing operations	(198,591)	(113,360)	(160,934)
Net cash provided by (required for) discontinued operations:
Operating activities	(5)	(8,741)	502
Investing activities	-	23,911	22,687
Net increase (decrease) in cash and cash equivalents	(15,554)	23,459	(8,638)
Cash and cash equivalents:
Beginning of year	23,459	-	8,638
End of year	$7,905	$23,459	$-

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lee Enterprises, Incorporated (“Company”), is a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing online sites and nearly 300 weekly newspapers and specialty publications in 23 states. The Company currently operates in a single operating segment.

In 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”), which became the source of accounting principles to be applied in the preparation of financial statements for nongovernmental agencies. ASC is effective for the Company as of September 27, 2009. ASC did not have any impact on the Company’s Consolidated Financial Statements since it was not intended to change existing accounting principles generally accepted in the United States of America (“GAAP”), except as related to references for authoritative literature.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, except for its 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”), and 82.5% interest in INN Partners, L.C. (“INN”).

The Company has evaluated subsequent events through December 11, 2009. The Annual Report on Form 10-K was filed with the Securities and Exchange Commission on December 11, 2009, which is the date the Consolidated Financial Statements were issued. No events have occurred subsequent to September 27, 2009 that require disclosure or recognition in these financial statements except as included herein.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Notes 3 and 7.

References to 2009, 2008, 2007 and the like mean the fiscal years ended the last Sunday in September.

Fiscal Year

The Company’s 2009 fiscal year ended on the last Sunday in September. Beginning in 2008, all of the Company’s enterprises use period accounting. The Company and its enterprises owned before the Pulitzer Inc. (“Pulitzer”) acquisition, which accounted for approximately 63% of revenue in 2008, used calendar accounting prior to 2008, with a September 30 fiscal year end. Pulitzer operations used period accounting in all periods presented. The table below summarizes days of business activity in years presented:

	Enterprises Owned Prior to Pulitzer Acquisition		Pulitzer Enterprises		TNI
(Business Days)	2009 and 2008	2007	2009 and 2008	2007	2009 and 2008	2007
Period Ended:
December	91	92	91	91	91	98
March	91	90	91	91	91	91
June	91	91	91	91	91	91
September	91	92	91	98	91	91
	364	365	364	371	364	371

Debt and Liquidity

As discussed more fully in Note 7 (and certain capitalized terms used below defined), in February 2009, the Company completed a comprehensive restructuring of its Credit Agreement and a refinancing of its

Pulitzer Notes debt, substantially enhancing its liquidity and operating flexibility until April 2012. The Company disclosed in its 2008 Annual Report on Form 10-K, in part, that the ability to extend or refinance the Pulitzer Notes as they become due and to delay the acceleration of debt maturities upon the expiration of existing waivers of default under both the Credit Agreement and the Pulitzer Notes were factors that raised significant uncertainty about the Company’s ability to continue as a going concern. The restructuring of the Credit Agreement and refinancing of the Pulitzer Notes resolve these issues.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 27, 2009 and September 28, 2008 are less than replacement cost by $1,693,000 and $5,580,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands)	September 27 2009	September 28 2008

First-in, first-out	$3,309	$8,695
Last-in, first-out	6,798	5,833
	$10,107	$14,528

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Restricted Cash and Investments

As more fully discussed (and certain capitalized terms used below defined) in Note 7, the Notes Amendment establishes a Reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements have been eliminated. Investments in the Reserve are limited to U.S. government and related securities and are recorded at fair value, with unrealized gains and losses reported, net of applicable income taxes, in accumulated other comprehensive income. The cost basis used to determine realized gains and losses is specific identification.

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

The Company capitalizes interest as a component of the cost of constructing major facilities. At September 27, 2009 and September 28, 2008, capitalized interest was not significant.

The Company recognizes the fair value of a liability for a legal obligation to perform an asset retirement activity, when such activity is a condition of a future event and the fair value of the liability can be estimated.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized as follows:

Years

Noncompete and consulting agreements	5 – 15
Customer lists	5 – 23
Newspaper subscriber lists	7 – 33

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

The Company analyzes goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

The Company reviews its amortizable intangible assets for impairment when indicators of impairment are present. The Company assesses recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

The Company also periodically evaluates the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact the cash flows of the Company. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. See Note 6.

Minority Interest

Minority interest in earnings of INN is recognized in the Consolidated Financial Statements.

Until February 2009, the Company also recognized minority interest in the earnings of St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”). As more fully discussed (and certain capitalized terms used below defined) in Note 19, in February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in both PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald’s former interest will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any.

In 2008, the Company recorded the repurchase obligation for the minority interest in PD LLC and DS LLC and elected the accretion method under FASB ASC Topic 480, Distinguishing Liabilities from Equity, to record increases or decreases in the expected value of the 2010 Redemption as an adjustment to retained earnings. Changes in the expected value of the 2010 Redemption had a corresponding impact on income (loss) available to common stockholders and earnings (loss) per common share through February 2009, the date the related agreements were amended. There was no impact on net income (loss) from the application FASB ASC Topic 480 to the 2010 Redemption. See Note 19.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For 2009, the Company used a September 27 measurement date for all its pension and postretirement obligations in accordance with FASB ASC Topic 715, Retirement Plans. In 2008 and 2007, the Company used a June 30 measurement date. See Notes 9 and 10.

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

Beginning with the adoption of FASB ASC Topic 740, Income Taxes, as of October 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Interest Rate Exchange Agreements

Until 2009, the Company accounted for interest rate exchange agreements, which are comprised of floating-to-fixed rate interest rate swaps, or interest rate collars, as cash flow hedges. The Company expected that the fair value of these agreements would significantly offset changes in the cash flows of the associated floating rate debt. The fair value of such instruments was recorded in accumulated other comprehensive income, net of applicable income tax expense or benefit.

In 2009, the Company marked all interest rate exchange agreements to market, which resulted in recognition of interest expense of $268,000.

Stock Compensation

The Company has four stock-based compensation plans. The Company accounts for grants under those plans under the fair value expense recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation. The Company amortizes as compensation expense the value of stock options and restricted Common Stock using the straight-line method over the vesting or restriction period, which is generally one to three years.

Uninsured Risks

The Company is self-insured for health care, workers compensation and certain long-term disability costs of its employees, subject to stop loss insurance, which limits exposure to large claims. The Company accrues its estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and a performance bond totaling $7,460,000 at September 27, 2009 are outstanding in support of the Company’s insurance program.

The Company’s accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Discontinued Operations

In accordance with the provisions of FASB ASC Topic 360, Property, Land and Equipment, the operations and related losses on properties sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all years presented. Gains are recognized when realized. See Note 3.

2	ACQUISITIONS

All acquisitions are accounted for using the purchase method and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

In 2008, the Company purchased a specialty publication at a cost of $400,000 and a newspaper distribution business at a cost of $240,000 and made final cash payments totaling $984,000 related to newspaper distribution business purchases in 2007.

In 2007, the Company purchased a minority interest in an online employment application from PowerOne Media, LLC (“PowerOne”), in which the Company and MNI owned minority interests, at a cost of $118,000. In 2007, PowerOne was dissolved. In 2007, the Company purchased several newspaper distribution businesses at a cost of $1,911,000 of which $984,000 was included in accounts payable at September 30, 2007. In 2007, the Company also purchased a specialty publication at a cost of $20,000.

These acquisitions did not have a material effect on the Consolidated Financial Statements.

3	DISCONTINUED OPERATIONS

In 2008, the Company sold its daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000, which is recorded in discontinued operations in 2008. Results of DeKalb operations have been classified as discontinued operations for all periods presented.

In 2007, the Company sold a weekly newspaper in Oregon for $250,000.

Results of discontinued operations consist of the following:

(Thousands)	2009	2008	2007

Operating revenue	$ -	$1,376	$7,581

Income from discontinued operations	$-	$128	$882
Gain (loss) on sale of discontinued operations, before income taxes	(8)	5,786	156
Income tax expense (benefit), net	(3)	5,629	367
	$(5)	$285	$671

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2009	2008	2007

Computed “expected” income tax expense (benefit)	(35.0)%	35.0%	35.0%
State income taxes (benefit), net of federal income tax impact	(3.0)	3.0	0.4
Other, primarily goodwill basis differences	0.5	57.2	-
	(37.5)%	95.2%	35.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax expense of $3,382,000 recorded in results of discontinued operations in 2008 is related to goodwill basis differences recognized as a result of the sale of DeKalb operations.

4	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership’s operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustments and other transitions costs of approximately $1,925,000 in 2009, of which $1,093,000 was incurred directly by TNI.

Summarized financial information of TNI is as follows:

(Thousands)	September 27 2009	September 28 2008

ASSETS

Current assets	$6,772	$12,516
Investments and other assets	19	19
Total assets	$6,791	$12,535

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities	$5,431	$7,032
Members’ equity	1,360	5,503
Total liabilities and members’ equity	$6,791	$12,535

Summarized results of TNI are as follows:

(Thousands)	2009	2008	2007

Operating revenue	$74,407	$98,156	$118,120
Operating expenses, excluding depreciation and amortization	66,535	76,978	81,528
	$7,872	$21,178	$36,592

Company’s 50% share	$3,936	$10,589	$18,296
Less amortization of intangible assets	1,425	4,418	6,339
Equity in earnings of TNI	$2,511	$6,171	$11,957

Star Publishing’s 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $1,184,000, $1,337,000, and $1,434,000, in 2009, 2008, and 2007, respectively. Fees for editorial services provided to TNI by Star totaled $8,594,000, $9,298,000 and $8,541,000 in 2009, 2008 and 2007, respectively.

The Company’s impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $19,951,000 and $104,478,000 in 2009 and 2008, respectively. See Note 6.

At September 27, 2009, the carrying value of the Company’s 50% investment in TNI is $33,941,000. The difference between the Company’s carrying value and its 50% share of the members’ equity of TNI relates principally to goodwill of $19,876,000, and other identified intangible assets of $13,791,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 6.

In 2007, defined pension benefits for certain TNI employees were frozen at then current levels. As a result, TNI recognized a non-cash curtailment gain of $2,074,000. See Note 9.

Annual amortization of intangible assets is estimated to be $1,215,000 in each year from 2010 through 2012, $1,113,000 in 2013 and $911,000 in 2014.

Madison Newspapers, Inc.

The Company has a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related online sites. Net income or loss of MNI (after income taxes) is allocated equally to the Company and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

In 2008, one of MNI’s daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000 in 2008.

Summarized financial information of MNI is as follows:

(Thousands)	September 27 2009	September 28 2008

ASSETS

Current assets	$17,677	$17,678
Investments and other assets	31,481	32,594
Property and equipment, net	11,346	12,583
Total assets	$60,504	$62,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities, excluding debt	$7,941	$10,025
Debt, including current maturities	-	2,285
Other liabilities	4,299	3,500
Stockholders’ equity	48,264	47,045
Total liabilities and stockholders’ equity	$60,504	$62,855

Summarized results of MNI are as follows:

(Thousands)	2009	2008	2007

Operating revenue	$79,291	$100,352	$111,968
Operating expenses, excluding depreciation and amortization	68,296	84,345	81,793
Operating income	7,755	11,949	25,871
Net income	5,218	8,080	16,334
Company’s 50% share of net income	$2,609	$4,040	$8,167

Fees for editorial, marketing and information technology services provided to MNI by the Company are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $10,151,000, $11,095,000, and $10,636,000, in 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other information relating to the Company’s investment in MNI is as follows:

(Thousands)	September 27 2009	September 28 2008

Company’s share of:
Stockholders’ equity	$24,132	$23,522
Undistributed earnings	23,882	23,272

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Marketable securities, which are comprised of debt securities issued by the U.S. government and agencies, and which include certain of the Company’s restricted cash and investments, are classified as available-for-sale securities at September 28, 2008, and consisted of the following:

(Thousands)	September 28 2008

Amortized cost	$118,347
Gross unrealized gains	899
Gross unrealized losses	(219)
Fair value	$119,027

In 2009, the Company sold its available for sale securities and used the proceeds primarily to reduce debt. See Note 7.

Proceeds from the sale of such securities total $166,109,000 in 2009, $87,873,000 in 2008, and $78,018,000 in 2007. The Company recognized gross realized gains of $1,856,000 and gross unrealized losses of $46,000 in 2009. No significant gross realized gains or losses were realized in 2008 and 2007.

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands)	2009	2008

Goodwill, beginning of year	$627,023	$1,505,460
Goodwill, related to redeemable minority interest (see Note 19)	-	55,594
Goodwill related to acquisitions	-	(25,098)
Goodwill impairment	(193,471)	(908,977)
Other	-	44
Goodwill, end of year	$433,552	$627,023

In 2008, the Company recorded a reduction to goodwill totaling $25,098,000 to reflect a correction to the original 2005 purchase accounting of Pulitzer. The adjustment also reduced deferred income taxes by $25,098,000. There is no impact on earnings or stockholders’ equity from such adjustments.

Identified intangible assets related to continuing operations consist of the following:

(Thousands)	September 27 2009	September 28 2008

Nonamortized intangible assets:
Mastheads	$44,754	$59,869
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	921,642
Less accumulated amortization	327,133	280,359
	558,580	641,283
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,644	28,626
	14	32
	$603,348	$701,184

Due primarily to the continuing, and (at the time) increasing difference between its stock price and the per share carrying value of its net assets, the Company analyzed the carrying value of its net assets as of December 28, 2008 and again as of March 29, 2009. Deterioration in the Company’s revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses.

As a result, in 2009 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $193,471,000. The Company also recorded pretax, non-cash charges of $14,055,000 and $33,848,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $19,951,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $4,579,000 to reduce the carrying value of property and equipment. The Company recorded $64,319,000 of income tax benefit related to these charges.

For similar reasons, in 2008 the Company recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. The Company also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of the Company’s investment in TNI. The Company also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. The Company recorded $281,564,000 of income tax benefit related to these charges.

Annual amortization of intangible assets for the five years ending September 2014 is estimated to be $45,210,000, $44,570,000, $42,717,000, $39,140,000, and $39,022,000, respectively.

7	DEBT

Credit Agreement

In 2006, the Company entered into an amended and restated credit agreement (“Credit Agreement”) with a syndicate of financial institutions (the “Lenders”). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, the Company completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009 (together, the “2009 Amendments”).

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s existing and future, direct and indirect subsidiaries in which the Company holds a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that Pulitzer and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $714,885,000 at September 27, 2009, and the $375,000,000 revolving credit facility which has a balance of $275,450,000 at September 27, 2009, bear interest, at the Company’s option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon the Company’s leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 27, 2009, all of the Company’s outstanding debt under the Credit Agreement is based on one month borrowing. At the September 27, 2009 leverage level, the Company’s debt under the Credit Agreement will be priced at a LIBOR margin of 400 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event the Company’s leverage level exceeds 7.5:1 at the end of the previous quarter. At September 27, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event the Company’s total leverage ratio is below 6.0:1 in September 2011 or the Company refinances the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Company is required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2009 and 2008 were $104,490,000 and $62,250,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments in 2010 and 2011 total $77,800,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $502,085,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, the Company is required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires the Company to apply the net proceeds from asset sales to repayment of the A Term Loan. Repayments in 2008 met required repayments related to its sales transactions. In 2009, the Company made a $440,000 payment related to this provision.

The Credit Agreement also requires the Company to accelerate future payments under the A Term Loan in the amount of 75% of its excess cash flow, as defined, beginning in 2008. The Company had no excess cash flow in 2009. The Company had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 27, 2009, the Company was in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,168,335,000 at September 27, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI.

The 2009 Amendments amended the Company’s covenants to take into account economic conditions and the changes to amortization of debt noted above. The Company’s total leverage ratio at September 27, 2009 was 6.49:1. Under the 2009 Amendments, the Company’s maximum total leverage ratio limit will increase from 8.25:1 in September 2009 to 8.75:1 in December 2009, decrease to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined. The Company’s interest expense coverage ratio at September 27, 2009 was 2.22:1. The minimum interest expense coverage ratio is 1.6:1 in September 2009, will decrease thereafter to 1.4:1 through March 2010 and increase periodically thereafter until it reaches 2.25:1 in March 2012.

The 2009 Amendments require the Company to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting the Company’s ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants require that substantially all future cash flows of the Company are required to be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the “Guaranty Agreement”) with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer’s existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of its tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, the Company’s ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010. The interest rate will increase by 0.5% per year thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. In 2009, the $4,000,000 payments due on June 29, 2009 and September 30, 2009 were made prior to the end of the previous fiscal quarter.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer’s quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. There was no excess cash flow in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 27, 2009, Pulitzer was in compliance with such covenants.

Further, the Notes Amendment added and amended other covenants including limitations or restrictions on additional debt, distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement contains a cross-default provision tied to the terms of the Pulitzer Notes and the Pulitzer Notes have limited cross-default provisions tied to the terms of the Credit Agreement.

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 27, 2009, the unaccreted balance totals $1,458,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

The Company expects to utilize a portion of its capacity under its revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At September 27, 2009, the Company had $275,450,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, has approximately $83,000,000 available for future use. Including cash and restricted cash, the Company’s liquidity at September 27, 2009 totals $99,900,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2010 total $89,800,000. The Company expects all 2010 interest payments and a substantial amount of principal payments due in 2010 will be satisfied by the Company’s continuing cash flows.

The Company’s ability to operate as a going concern is dependent on its ability to remain in compliance with debt covenants and to refinance or amend its debt agreements as they become due, or earlier if available liquidity is consumed. The Company is in compliance with its debt covenants at September 27, 2009.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an Event of Default occurs and is not remedied. Many of those consequences are beyond the control of the Company, Pulitzer, and PD LLC, respectively. The occurrence of one or more Events of Default would give rise to the right of the Lenders or the

Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as discussed more fully in Note 19, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced the Company’s liquidity.

Other

The Company paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 27, 2009, the Company has total unamortized financing costs of $19,576,000.

Debt consists of the following:

	Balance		Interest Rate
(Thousands)	September 27 2009	September 28 2008	September 27 2009

Credit Agreement:
A Term Loan	$714,885	$819,375	5.25%
Revolving credit facility	275,450	207,000	5.25
Pulitzer Notes:
Principal amount	178,000	306,000	9.05
Unaccreted fair value adjustment	1,458	5,265
	1,169,793	1,337,640
Less current maturities	89,800	1,337,640
	$1,079,993	$-

At September 27, 2009, the Company’s weighted average cost of debt (including the effect of interest rate swaps and collars) was 6.66%.

Aggregate maturities of debt in 2010, 2011 and 2012 are $89,800,000, $81,000,000, and $997,535,000, respectively.

The Company has classified in the September 27, 2009 Consolidated Balance Sheet all amounts outstanding under the Credit Agreement and Pulitzer Notes based on their scheduled maturity dates, as determined under the 2009 Amendments and the Notes Amendment, respectively. Balances as of September 28, 2008 have not been reclassified.

8	INTEREST RATE EXCHANGE AGREEMENTS

At September 27, 2009, the Company had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps had original terms of four or five years, carried interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fixed the Company’s interest rate on debt in the amounts, and for the time periods, of such instruments.

In 2008, the Company executed interest rate collars in the notional amount of $150,000,000. The collars had a two year term and limited LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limited the range of the Company’s exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 27, 2009 and September 28, 2008, the Company recorded a liability of $3,445,000 and $3,337,000, respectively, related to the fair value of such instruments. In 2008 the change in this fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value was recorded in other comprehensive income, net of income taxes. In 2009, the Company marked all interest rate change agreements to market, which resulted in recognition of interest expense of $268,000.

At September 27, 2009, after consideration of the interest rate swaps described above, approximately 74% of the principal amount of the Company’s debt was subject to floating interest rates. The interest rate collars described above limited the Company’s exposure to interest rates on an additional 13% or the principal amount of its debt.

The Company’s interest rate exchange agreements at September 27, 2009 consisted of the following:

(Thousands)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

$ 50,000	November 30, 2005	November 30, 2009	4.315%	$(514)
50,000	November 30, 2005	November 30, 2009	4.325	(501)
25,000	November 30, 2005	November 30, 2010	4.395	(1,177)
$125,000				$(2,192)

COLLARS

$ 75,000	November 30, 2007	November 30, 2009	3.53-5.00%	$(618)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(635)
$150,000				$(1,253)

In November 2009, the Company terminated the $25,000,000 interest rate swap maturing in November 2010. The Company paid $1,243,000 to the counterparty in settlement and recognized a loss of $713,000.

As of November 30, 2009, the full amount of the outstanding balance under the Credit Agreement is subject to floating interest rates as all interest rate swaps and collars expired or were terminated at or prior to that date.

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

Effective September 30, 2007, the Company adopted the recognition and disclosure provisions of ASC Topic 715, Retirement Plans. FASB ASC Topic 715 requires the recognition of the over-funded or under-funded status of a defined benefit plan as an asset or liability in its balance sheet and recognition of the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of ASC Topic 715 resulted in an increase in assets and decrease in liabilities in the aggregate amounts of $9,591,000, and $32,649,000, respectively, and an increase in stockholders’ equity of $26,944,000, net of the related income tax effect.

For 2009, the Company used a September 27 measurement date for all of its pension obligations in accordance with FASB ASC Topic 715. In 2008 and 2007, the Company used a June 30 measurement date. The change in the measurement date resulted in a decrease to the pension liability of $260,000, an increase of $591,000 to retained earnings and a decrease of $331,000 to other comprehensive income.

The cost components of the Company’s pension plans are as follows:

(Thousands)	2009	2008	2007

Service cost for benefits earned during the year	$1,076	$1,501	$1,909
Interest cost on projected benefit obligation	9,550	9,333	9,172
Expected return on plan assets	(11,669)	(13,743)	(12,827)
Amortization of net gain	(1,181)	(1,697)	(1,355)
Amortization of prior service cost	(137)	(132)	(93)
Curtailment gains	-	-	(3,865)
Early retirement program benefits (see Note 19)	-	-	3,869
Net periodic pension benefit	$(2,361)	$(4,738)	$(3,190)

Net periodic pension benefit of $122,000, $238,000, and $2,136,000, is allocated to TNI in 2009, 2008, and 2007, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2009	2008

Benefit obligation, beginning of year	$147,424	$167,838
Service cost	1,076	1,501
Interest cost	9,550	9,333
Actuarial loss (gain)	21,676	(20,853)
Benefits paid	(14,504)	(10,345)
Adjustment for FASB ASC Topic 715	2,658	-
Change in plan provisions	-	(50)
Benefit obligation, end of year	167,880	147,424
Fair value of plan assets, beginning of year:	151,801	177,179
Actual return on plan assets	(13,692)	(13,738)
Benefits paid	(14,504)	(10,345)
Administrative expenses paid	(2,345)	(1,425)
Employer contributions	-	130
Adjustment for FASB ASC Topic 715	2,917	-
Fair value of plan assets at measurement date	124,177	151,801
Funded status – benefit obligation greater (less) than plan assets	$43,703	(4,377)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands)	September 27 2009	September 28 2008

Other non-current assets	$-	$4,941
Pension obligations	43,703	564
Accumulated other comprehensive income (loss) (before income taxes)	(18,621)	32,408

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 27 2009	September 28 2008

Unrecognized net actuarial gain (loss)	$(19,958)	$30,901
Unrecognized prior service benefit	1,337	1,507
	$(18,621)	$32,408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to recognize $453,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2010.

The accumulated benefit obligation for the plans total $165,070,000 at September 27, 2009, and $144,937,000 at September 28, 2008. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $167,880,000, $165,070,000, and $124,177,000, respectively, at September 27, 2009.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 27 2009	September 28 2008

Discount rate	5.5%	6.75%
Rate of compensation increase	3.5	3.5

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2009	2008	2007

Discount rate	6.75%	5.75%	5.75%
Expected long-term return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.5	4.0	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets is as follows:

		Actual Allocation
Asset Class	Policy Allocation	September 27 2009	September 28 2008

Equity securities	65 to 70%	71%	68%
Debt securities and cash	30 to 35	29	32

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

Cash Flows

Based on its forecast at September 27, 2009, the Company does not expect to make contributions to its pension trust in 2010.

The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

(Thousands)

2010	$11,161
2011	10,897
2012	10,912
2013	10,986
2014	11,049
2015-2019	56,053

2007 Curtailment

In 2007, defined pension benefits for certain of the Company’s employees were frozen at then current levels. As a result, the Company recognized a non-cash curtailment gain of $1,791,000 and also recognized the Company’s 50% share of the $2,074,000 non-cash curtailment gain recognized by TNI. See Note 4.

Other Plans

The Company is obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,617,000 and $2,634,000 at September 27, 2009 and September 28, 2008, respectively.

Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing the Company’s required contributions to these plans, is approximately $529,000 in 2009, $2,230,000 in 2008, and $597,000 in 2007.

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

Effective September 30, 2007 the Company adopted the recognition and disclosure provisions of FASB ASC Topic 715, Retirement Plans. FASB ASC Topic 715 requires the Company to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and recognition of the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of FASB ASC Topic 715 resulted in a decrease in liabilities in the aggregate amount of $23,540,000, and an increase in stockholders’ equity of $13,968,000, net of the related income tax effect.

For 2009, the Company used a September 27 measurement date for all of its postretirement obligations in accordance with FASB ASC Topic 715. In 2008 and 2007, the Company used a June 30 measurement date. The change in the measurement date resulted in an increase to the benefit obligation liability of $1,430,000, a decrease of $858,000 to retained earnings and a decrease of $572,000 to other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic postretirement benefit cost components for the Company’s postretirement plans are as follows:

(Thousands)	2009	2008	2007

Service cost for benefits earned during the year	$770	$2,100	$2,099
Interest cost on projected benefit obligation	5,022	6,610	6,932
Expected return on plan assets	(2,409)	(2,194)	(2,189)
Amortization of net gain	(2,760)	(633)	(101)
Amortization of prior service cost	(2,197)	(233)	(175)
Curtailment gain	-	-	(1,940)
Change in early retirement program benefits	-	-	386
Net periodic postretirement benefit cost (benefit)	$(1,574)	$5,650	$5,012

Changes in benefit obligations and plan assets are as follows:

(Thousands)	2009	2008

Benefit obligation, beginning of year	$103,145	$118,278
Service cost	770	2,100
Interest cost	5,022	6,610
Actuarial gain	(2,788)	(18,156)
Benefits paid, net of premiums received	(7,078)	(6,079)
Change in plan provisions	(20,673)	-
Medicare Part D subsidies	517	392
Adjustment for FASB ASC Topic 715	2,032	-
Benefit obligation, end of year	80,947	103,145
Fair value of plan assets, beginning of year	44,786	44,885
Actual return on plan assets	719	3,076
Employer contributions	1,507	2,513
Benefits paid	(6,560)	(5,688)
Adjustment for FASB ASC Topic 715	601	-
Fair value of plan assets at measurement date	41,053	44,786
Funded status – benefit obligation in excess of plan assets	39,894	58,359
Funding changes made after measurement date	-	1,122
Net liability recognized in the Consolidated Balance Sheets	$39,894	$59,481

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands)	September 27 2009	September 28 2008

Current portion of benefit obligation	$ 2,640	$ 4,260
Postretirement benefit obligations	37,254	55,221
Accumulated other comprehensive income (before income tax benefit)	57,954	41,712

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands)	September 27 2009	September 28 2008

Unrecognized net actuarial gain	$36,917	$39,093
Unrecognized prior service benefit	21,037	2,619
	$57,954	$41,712

The Company expects to recognize $2,217,000 and $2,530,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit cost in 2010.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 27 2009	September 28 2008

Discount rate	5.50%	6.75%
Expected long-term return on plan assets	5.75	5.75

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	2009	2008	2007

Discount rate	5.50%	5.75%	5.75%
Expected long-term return on plan assets	5.75	5.0	5.0

Assumed health care cost trend rates are as follows:

	September 27 2009	September 28 2008

Health care cost trend rates	9.0%	8.0%
Rates to which the cost trend rate is assumed to decline (the “Ultimate Trend Rates”)	5.0	4.5-5.0
Year in which the rate reaches the Ultimate Trend Rates	2013	2011

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2009:

	One Percentage Point
(Thousands)	Increase	Decrease

Effect on net periodic postretirement benefit cost	$485	$(440)
Effect on postretirement benefit obligation	7,543	(6,669)

Plan Assets

The weighted-average asset allocation of the Company’s postretirement fund at September 27, 2009 and September 28, 2008, is as follows:

Asset Class	Policy Allocation	Actual Allocation
		September 27 2009	September 28 2008

Equity securities	0-5%	3%	- %
Debt securities and cash	95-100	97	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. In 2009, the investment policy allocation was revised to allow equity investments.

The postretirement fund holds no Company securities, directly or through separate accounts.

Cash Flows

Based on its forecast at September 27, 2009, the Company expects to contribute $2,600,000 to its postretirement plans in 2010.

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) and a federal subsidy to sponsors of retiree health care benefit plans (“Subsidy”) that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. The Company concluded that it qualifies for the Subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement health care plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than, the benefits provided under the Act.

The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2010	$6,100	$(460)	$5,640
2011	6,260	(480)	5,780
2012	6,360	(510)	5,850
2013	6,370	(530)	5,840
2014	6,330	(550)	5,780
2015-2019	30,840	(3,020)	27,820

2010 Changes to Plans

In December 2009, the Company notified certain participants in its postretirement medical plans of changes to be made to the plans, including increases in employee premiums and elimination of coverage for certain participants. The changes are expected to reduce annual net periodic postretirement medical cost beginning in 2010, and will reduce the benefit obligation by up to $30,000,000. The Company may also recognize non-cash gains related to certain of the changes in 2010.

2009 Changes to Plans

In October and December 2008, the Company notified certain participants in its postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans’ reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes reduced the benefit obligation by $23,047,000, effective as of December 2008.

2007 Curtailment

In 2007, defined postretirement medical benefits for certain of the Company’s employees were modified. As a result, the Company recognized a non-cash curtailment gain of $1,940,000.

Postemployment Plan

The Company’s postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, is $3,433,000 at September 27, 2009 and $3,547,000 at September 28, 2008.

11	OTHER RETIREMENT PLANS

Substantially all of the Company’s employees are eligible to participate in a qualified defined contribution retirement plan. The Company also has other retirement and compensation plans for executives and others. Benefits under such plans were substantially reduced or eliminated in 2009.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $6,702,000 in 2009, $24,325,000 in 2008, and $24,664,000 in 2007.

In conjunction with the acquisition of Pulitzer, an existing supplemental benefit retirement plan (“SERP”) was amended and converted into an individual account plan. An account was established for each participant and was credited with an amount representing the present value of the participant’s accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest was credited to each account at an annual rate of 5.75%. The SERP, as amended, was liquidated in 2008, at which time each participant received a lump sum payment equal to the balance in his account. Retired participants continued to receive annuity payments until the liquidation of the SERP. The final payment amount totaled $17,926,000.

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

In 1998, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”). Under the Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) for each outstanding share of Common Stock and Class B Common Stock (collectively “Common Shares”) of the Company. Rights are attached to, and automatically trade with, the Company’s Common Shares.

In 2008, the Board of Directors approved an amendment to the Plan. The amendment increased the beneficial ownership threshold to 25% from 20% for stockholders purchasing Common Stock for passive investment only and decreased the threshold to 15% for all other investors. In addition, the amendment extended the expiration of the Plan to May 31, 2018 from May 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13	STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $3,013,000, $5,905,000, and $7,193,000, in 2009, 2008, and 2007, respectively.

Stock Options

The Company has reserved 1,898,259 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2009	2008	2007

Under option, beginning of year	263	1,195	939
Granted	783	-	304
Exercised	-	-	(1)
Canceled	(37)	(932)	(47)
Under option, end of year	1,009	263	1,195

Exercisable, end of year	191	171	749

Weighted average prices of stock options are as follows:

	2009	2008	2007

Granted	$2.07	$-	$28.72
Exercised	-	-	21.50
Under option, end of year	9.40	34.69	35.61

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted.

	2009	2007

Dividend yield	-%	2.5%
Volatility	105.0%	18.7%
Risk-free interest rate	2.45%	4.5%
Expected life (years)	4.7	4.7
Estimated fair value	$1.57	$5.16

A summary of stock options outstanding at September 27, 2009 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1 to 25	783,000	9.9	$2.07	-	$-
25 to 30	99,430	6.3	28.69	64,455	28.68
30 to 35	30,466	2.8	32.51	30,466	32.51
35 to 40	51,165	4.6	38.42	51,165	38.42
40 to 45	23,008	3.5	43.26	23,008	43.26
45 to 50	22,352	4.4	47.63	22,352	47.63
	1,009,421	8.8	$9.40	191,446	$35.86

Total unrecognized compensation expense for unvested stock options at September 27, 2009 is $1,182,000, which will be recognized over a weighted average period of 2.8 years. In 2008, the Company canceled 852,000 outstanding stock options for certain of its key employees who voluntarily tendered such options to the Company for cancellation and termination without consideration or promise of consideration for their shares.

There were no exercises of stock options in 2009 or 2008. The exercise of stock options in 2007 resulted in cash proceeds of $28,000, and income tax benefits of $3,000.

The intrinsic value of stock options exercised in 2007 is $7,000. The aggregate intrinsic value of options outstanding and exercisable at September 27, 2009, is zero.

Restricted Common Stock

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability.

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2009	2008	2007

Outstanding, beginning of year	746	416	335
Granted	-	482	197
Vested	(114)	(112)	(106)
Forfeited	(179)	(40)	(10)
Outstanding, end of year	453	746	416

Weighted average grant date fair values of restricted Common Stock are as follows:

	2009	2008	2007

Outstanding, beginning of year	$21.60	$36.60	$43.91
Granted	-	15.02	28.73
Vested	39.53	46.66	45.24
Forfeited	15.94	27.95	34.94
Outstanding, end of year	19.35	21.60	36.60

The fair value of restricted Common Stock vested in 2009, 2008, and 2007, is $171,000, $1,743,000, and $3,004,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock as of September 27, 2009 is $2,033,000, which will be recognized over a weighted average period of less than one year.

At September 27, 2009, 888,838 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Purchase Plans

The Company has 270,000 shares of Common Stock available for issuance pursuant to the Company’s Employee Stock Purchase Plan (the “ESPP”). In 2007, the purchase price provision of the ESPP was amended to 85% of the fair market value on the exercise date, beginning with the 2008 offering. The Company’s expense in 2008 and 2007 is based on the difference between the fair value of shares purchased and the purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2009, the ESPP was suspended. In 2008 and 2007, employees purchased 150,000 and 121,000 shares, respectively, under the ESPP at a price of $6.60 in 2008 and $22.48 in 2007. The market value on the purchase date was $7.77 in 2008 and $26.18 in 2007.

The Company also has 8,700 shares of Common Stock available for issuance under the Company’s Supplemental Employee Stock Purchase Plan (the “SPP”). Under the SPP, an offering period is each three-month calendar quarter, unless changed, and the last business day of each calendar quarter is the exercise date for such quarterly offering period. The purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period.

In 2009, the SPP was suspended. Employees purchased 73,000, and 25,000 shares, respectively, at a weighted average price of $5.20 in 2008 and $19.47 in 2007 under the SPP. The weighted average market values on the purchase dates in 2008 and 2007 are $6.11, and $22.91 respectively.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands)	2009	2008	2007

Current:
Federal	$(3,573)	$24,442	$36,623
State	643	3,383	3,881
Deferred	(79,582)	(264,829)	(6,309)
	$(82,512)	$(237,004)	$34,195

Continuing operations	$(82,509)	$(242,633)	$33,828
Discontinued operations	(3)	5,629	367
	$(82,512)	$(237,004)	$34,195

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

	2009	2008	2007

Computed “expected” income tax expense (benefit)	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	(3.7)	(3.0)	3.0
Net income of associated companies taxed at dividend rates	(0.3)	(0.1)	(2.0)
Domestic production deduction	-	(0.1)	(0.8)
Resolution of tax matters	-	(0.3)	(5.9)
Impairment of goodwill and other assets	12.2	14.9	-
Valuation allowance	(6.1)	2.3	-
Other	1.5	(0.5)	0.1
	(31.4)%	(21.8)%	29.4%

Net deferred income tax liabilities consist of the following components:

(Thousands)	September 27 2009	September 28 2008

Deferred income tax liabilities:
Property and equipment	$(32,975)	$(35,339)
Investments in partnerships	(18,185)	(45,082)
Identified intangible assets	(59,036)	(103,234)
	(110,196)	(183,655)
Deferred income tax assets:
Accrued compensation	7,458	11,737
Allowance for doubtful accounts and losses on loans	1,682	1,668
Pension and postretirement benefits	3,950	(943)
Long-term debt and interest rate exchange agreements	(1,398)	(2,276)
State operating loss carryforwards	18,205	13,266
Accrued expenses	6,747	5,774
Other	3,893	3,258
	40,537	32,484
Valuation allowance	(20,469)	(33,023)
Net deferred income tax liabilities	$(90,128)	$(184,194)

Net deferred income tax liabilities are classified as follows:

(Thousands)	September 27 2009	September 28 2008

Current assets	$3,638	$3,675
Non-current liabilities	(93,766)	(187,869)
Net deferred income tax liabilities	$(90,128)	$(184,194)

The Company adopted the provisions of FASB ASC Topic 740, Income Taxes, as of October 1, 2007. As a result of the adoption of FASB ASC Topic 740, the Company recognized a $1,733,000 increase in income taxes payable, which was accounted for as a reduction of retained earnings. The Company also recognized a $196,000 purchase accounting-related decrease in income taxes payable, which was accounted for as a decrease in goodwill.

A reconciliation of 2009 changes in gross unrecognized tax benefits is as follows:

(Thousands)	2009

Balance, beginning of year	$12,815
Increases in tax positions for prior years	299
Decreases in tax positions for prior years	(2,670)
Increases in tax positions for the current year	1,331
Lapse in statute of limitations	(1,134)
Settled items	(455)
Balance, end of year	$10,186

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6,342,000 at September 27, 2009. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,645,000 at September 27, 2009 and $1,152,000 at September 28, 2008. There were no amounts provided for penalties at September 27, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 27, 2009, the Company has approximately $560,218,000 of net operating loss carryforwards (“NOLs”) for state tax purposes that expire between 2010 and 2029. Such NOLs result in a deferred income tax asset of $18,205,000 at September 27, 2009, of which $18,057,000 is offset by a valuation allowance. The valuation allowance not related to NOLs is $2,412,000 at September 27, 2009 and $21,071,000 at September 28, 2008.

Correction of an Error

The Company recorded a $30,019,000 increase in the valuation allowance for deferred tax assets in the 13 weeks ended September 28, 2008. In the 13 weeks ended December 28, 2008, the Company determined that it had not considered the benefit of net operating loss carrybacks in its determination of the 2008 valuation allowance for deferred tax assets. The correction of this error resulted in a decrease of $8,431,000 in the valuation allowance included in net deferred income tax liabilities recorded as of September 28, 2008, a corresponding increase in income tax benefit in the 13 weeks ended September 28, 2008, and a decrease in diluted loss per common share of $0.19. The Company determined that the impact of this error on previously issued Consolidated Financial Statements is not material. The September 28, 2008 Consolidated Balance Sheet, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for 2008, included herein, have been revised to reflect the corrected amounts.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, in 2009. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable and consists of the following levels:

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of September 27, 2009:

(Thousands)	Level 2	Level 3	Total

Interest rate swaps and collars – liability	$3,445	$-	$3,445
Herald Value – liability (see Note 19)	-	2,300	2,300

In 2009, the Company reduced the carrying value of property and equipment no longer in use by $4,579,000, based on estimates of the related fair value in the current market.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $8,608,000, consisting primarily of the Company’s 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. The Company’s fixed rate debt consists of the $178,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 7, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, the Company is unable, as of September 27, 2009 and September 28, 2008, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

16	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands, Except Per Common Share Data)	2009	2008	2007

Income (loss) available to common stockholders:
Continuing operations	$(123,186)	$(880,601)	$80,328
Discontinued operations	(5)	285	671
	$(123,191)	$(880,316)	$80,999

Weighted average Common Shares	44,952	45,478	46,088
Less non-vested restricted Common Stock	(510)	(665)	(417)
Basic average Common Shares	44,442	44,813	45,671
Dilutive restricted Common Stock	-	-	133
Diluted average Common Shares	44,442	44,813	45,804

Earnings (loss) per common share:
Basic:
Continuing operations	$(2.77)	$(19.65)	$1.76
Discontinued operations	-	0.01	0.01
	$ 2.77)	$(19.64)	$1.77

Diluted:
Continuing operations	$(2.77)	$(19.65)	$1.75
Discontinued operations	-	0.01	0.01
	$(2.77)	$(19.64)	$1.77

For 2009, 2008, and 2007, the Company had 314,000, 263,000, and 1,128,000 weighted average shares, respectively, subject to issuance under its stock option and employee stock purchase plans that have no intrinsic value. No stock options were considered in the computation of earnings (loss) per common share in 2009, 2008 or 2007.

17	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable is as follows:

(Thousands)	2009	2008	2007

Balance, beginning of year	$6,647	$10,266	$11,247
Additions charged to expense	5,995	5,977	5,727
Deductions from reserves	(6,367)	(9,596)	(6,708)
Balance, end of year	$6,275	$6,647	$10,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18	OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands)	September 27 2009	September 28 2008

Compensation	$12,858	$21,706
Retirement and stock purchase plans	10,533	13,486
Interest	5,644	8,872
Other	13,720	16,352
	$42,755	$60,416

Cash payments are as follows:

(Thousands)	2009	2008	2007
Interest	$80,690	$80,960	$86,767
Debt financing costs	26,061	-	-
Income taxes, net of refunds	6,905	26,173	55,693

Components of accumulated other comprehensive income, net of deferred income taxes, are as follows:

(Thousands)	September 27 2009	September 28 2008

Unrealized loss on interest rate exchange agreements	$(1,446)	$(2,069)
Unrealized gain on available-for-sale securities	-	434
Pension and postretirement benefits	22,800	44,828
Total accumulated other comprehensive income	$21,354	$43,193

19	COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

The Company has operating lease commitments for certain of its office, production, and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2014 and thereafter are $4,178,000, $3,651,000, $2,867,000, $2,177,000, $1,001,000, and $5,627,000, respectively. Total operating lease expense is $5,029,000, $5,325,000, and $5,518,000, in 2009, 2008, and 2007, respectively.

Capital Expenditures

At September 27, 2009, the Company had construction and equipment purchase commitments totaling approximately $482,000.

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

Redemption of PD LLC Minority Interest

In 2000, Pulitzer and The Herald Company Inc. (“Herald Inc.”) completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the related Operating Agreement, Pulitzer and another subsidiary held a 95% interest in the results of operations of PD LLC and The Herald Publishing Company, LLC (“Herald”), as successor to Herald Inc., held a 5% interest. Until February 2009, Herald’s 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by the Pulitzer Notes. Pulitzer’s investment in PD LLC was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the “2010 Redemption”). The 2010 Redemption price for Herald’s interest was to be determined pursuant to a formula. The Company recorded the present value of the remaining amount of this potential liability in its Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. In 2009 and 2008, the Company accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased net loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald’s former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. The Company has recorded a liability of $2,300,000 at September 27, 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald’s right to exercise its rights under the 2010 Redemption. As a result, the Company reversed substantially all of its liability for the 2010 Redemption in 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders’ equity by $68,824,000.

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

Pursuant to an Indemnity Agreement dated May 1, 2000 (the “Indemnity Agreement”) between Herald Inc. and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. The Indemnity Agreement and related obligations of Herald to indemnify Pulitzer were also terminated pursuant to the Redemption Agreement.

Stock Repurchase Program

In 2008, the Company announced its intention to acquire up to $30,000,000 of its Common Stock in open market and private transactions. In 2008, 1,722,280 shares were acquired and returned to authorized shares at an average price of $10.98.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2009 Amendments to the Credit Agreement require the Company to suspend share repurchases through April 2012.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. The Company is unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 14.

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

The IRS has completed its review of the Company’s income tax returns through 2004 and the tax returns of Pulitzer through 2005. The Company has various state income tax examinations ongoing and at various stages of completion, but generally the state income tax returns have been audited or closed to audit through 2005.

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

In 2008, a group of newspaper carriers filed suit against the Company in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of the Company. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys’ fees. The suit is in the discovery stage and an initial decision by the judge regarding class certification is expected in 2010. At this time the Company is unable to predict whether the ultimate economic outcome, if any, could have a material effect on the Company’s Consolidated Financial Statements, taken as a whole. The Company denies the allegations of employee status, consistent with past practices of the Company and the industry, and intends to vigorously contest the action, which is not covered by insurance.

20	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2008, the FASB issued ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidations. FASB ASC Topic 805 establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For the Company, the provisions of FASB ASC Topic 805 are effective for business combinations occurring in 2010. FASB ASC Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity. FASB ASC Topic 810 is effective for the Company in 2010. The effect of FASB ASC Topic 805 is dependent on future transactions. The effect of FASB ASC Topic 810 will not materially affect the Company’s Consolidated Financial Statements.

In 2008, the FASB issued ASC Topic 815, Derivatives and Hedging. FASB ASC Topic 815 requires disclosure regarding the objectives and strategies for using derivative instruments and the credit-risk-related features. ASC Topic 815 also requires disclosure of the fair value amounts and the gains and loses on derivative instruments in tabular form. ASC Topic 815 is effective for the Company in 2010.

21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands, Except Per Common Share Data)	December	March	June	September

2009

Operating revenue	$243,555	$198,844	$203,805	$195,826

Income (loss) from continuing operations	$(47,633)	$(109,851)	$(24,512)	$1,755
Discontinued operations	(5)	-	-	-
Net income (loss)	$(47,638)	$(109,851)	$(24,512)	$1,755

Income (loss) available to common stockholders	$(48,677)	$(51,757)	$(24,512)	$1,755

Earnings (loss) per common share:
Basic:
Income from continuing operations	$(1.10)	$(1.16)	$(0.55)	$0.04
Discontinued operations	-	-	-	-
	$(1.10)	$(1.16)	$(0.55)	$0.04

Diluted:
Income from continuing operations	$(1.10)	$(1.16)	$(0.55)	$0.04
Discontinued operations	-	-	-	-
	$(1.10)	$(1.16)	$(0.55)	$0.04

2008

Operating revenue	$279,856	$247,725	$256,394	$244,893

Income (loss) from continuing operations	$21,788	$(705,553)	$3,539	$(191,537)
Discontinued operations	338	(1)	(52)	-
Net income (loss)	$22,126	$(705,554)	$3,487	$(191,537)

Income (loss) available to common stockholders	$22,126	$(713,037)	$2,832	$(192,237)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.48	$(15.90)	$0.07	$(4.34)
Discontinued operations	0.01	-	-	-
	$0.48	$(15.90)	$0.06	$(4.34)

Diluted:
Income from continuing operations	$0.48	$(15.90)	$0.06	$(4.34)
Discontinued operations	0.01	-	-	-
	$0.48	$(15.90)	$0.06	$(4.34)

Results of operations for the first, second and third quarters of 2009 include non-cash impairment charges, net of deferred income taxes of $54,321,000, $114,739,000 and $27,946,000, respectively.

Results of operations for the second, third and fourth quarters of 2008 include non-cash impairment charges, net of deferred income taxes, of $708,587,000, $8,605,000, and $176,530,000, respectively. Income taxes for the fourth quarter of 2008 include additional income tax expense of $21,071,000 related to an increase in the valuation allowance for deferred tax assets. See Note 14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the 52-week periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Madison Newspapers, Inc. and Subsidiary (MNI), (a 50 percent owned investee company) as of September 27, 2009 and for the 52-week period then ended. The Company’s investment in MNI at September 27, 2009, was $24,131,000, and its equity in earnings of MNI was $2,609,000 for the 52-week period then ended. The consolidated financial statements of MNI for this period were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI as of and for the 52-week period ended September 27, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated as of September 27, 2009 and September 28, 2008, and the results of their operations and their cash flows for the 52-week periods then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 9 and 10 to the consolidated financial statements, effective September 27, 2009, the Company changed the measurement date of its pension and postretirement obligations to the date of the fiscal year-end balance sheet in accordance with ASC Topic 715, Retirement Plans. As discussed in Note 14 to the consolidated financial statements, effective October 1, 2007, the Company changed its method of accounting for uncertain tax positions in accordance with ASC Topic 740, Income Taxes.

/s/ KPMG LLP

Chicago, Illinois

December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Lee Enterprises, Incorporated and subsidiaries

Davenport, Iowa

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, the Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows for the year ended September 30, 2007 of Lee Enterprises, Incorporated and subsidiaries (the “Company”) (the 2007 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 3 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2007 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Lee Enterprises, Incorporated and subsidiaries for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

As discussed in Notes 9 and 10 to the consolidated financial statements, the Company adopted ASC Topic 715, Retirement Plans, which changed its method of accounting for pension and other post retirement benefits as of September 30, 2007.

Davenport, Iowa

November 29, 2007