Form 10-Q
period 2009-12-27
LEE ENTERPRISES, INC
filed 2010-02-10
CIK 58361

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 27, 2009

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
Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

As of December 27, 2009, 39,110,328 shares of Common Stock and 5,763,769 shares of Class B Common Stock of the Registrant were outstanding.

References to "we", "our", "us" and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company").

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are our ability to generate cash flows and maintain liquidity sufficient to service our debt, and comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary.

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, competition and other risks detailed from time to time in our publicly filed documents.

Any statements that are not statements of historical fact (including statements containing the words "may", "will", "would", "could", "believes", "expects", "anticipates", "intends", "plans", "projects", "considers" (and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars, Except Per Share Data)	December 27 2009	September 27 2009

ASSETS

Current assets:
Cash and cash equivalents	10,594	7,905
Accounts receivable, net	95,304	79,731
Income taxes receivable	—	5,625
Inventories	16,343	13,854
Deferred income taxes	3,638	3,638
Other	6,336	7,354
Total current assets	132,215	118,107
Investments:
Associated companies	58,078	58,073
Restricted cash and investments	9,363	9,324
Other	9,583	9,498
Total investments	77,024	76,895
Property and equipment:
Land and improvements	30,365	30,365
Buildings and improvements	195,623	195,573
Equipment	313,495	316,364
Construction in process	4,259	1,985
	543,742	544,287
Less accumulated depreciation	285,832	281,318
Property and equipment, net	257,910	262,969
Goodwill	433,552	433,552
Other intangible assets, net	592,028	603,348
Other	18,521	20,741

Total assets	1,511,250	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 27 2009	September 27 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	72,000	89,800
Accounts payable	28,688	31,377
Compensation and other accrued liabilities	39,680	42,755
Income taxes payable	2,567	—
Unearned revenue	37,624	37,001
Total current liabilities	180,559	200,933
Long-term debt, net of current maturities	1,090,472	1,079,993
Pension obligations	46,134	45,953
Postretirement and postemployment benefit obligations	9,076	40,687
Other retirement and compensation obligations	1,603	1,539
Deferred income taxes	104,786	93,766
Redeemable and other minority interest	303	252
Income taxes payable	13,400	12,839
Other	12,102	16,052
Total liabilities	1,458,435	1,492,014
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,220	78,278
December 27, 2009; 39,110 shares;
September 27,2009; 39,139 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,528	11,552
December 27, 2009; 5,764 shares;
September 27, 2009; 5,776 shares
Additional paid-in capital	138,313	137,713
Accumulated deficit	(197,393)	(225,299)
Accumulated other comprehensive income	22,147	21,354
Total stockholders' equity	52,815	23,598
Total liabilities and stockholders' equity	1,511,250	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 27 2009	December 28 2008

Operating revenue:
Advertising	154,402	184,583
Circulation	45,115	47,556
Other	10,321	11,416
Total operating revenue	209,838	243,555
Operating expenses:
Compensation	82,136	94,483
Newsprint and ink	12,693	25,154
Other operating expenses	61,477	69,950
Depreciation	7,362	8,296
Amortization of intangible assets	11,320	12,103
Impairment of goodwill and other assets	—	70,045
Workforce adjustments	397	838
Total operating expenses	175,385	280,869
Curtailment gains	31,130	—
Equity in earnings of associated companies	2,190	3,064
Operating income (loss)	67,773	(34,250)
Non-operating income (expense):
Financial income	54	1,271
Financial expense	(19,804)	(18,086)
Debt financing costs	(1,995)	(1,922)
Total non-operating expense, net	(21,745)	(18,737)
Income (loss) from continuing operations before income taxes	46,028	(52,987)
Income tax expense (benefit)	18,069	(5,524)
Minority interest	52	170
Income (loss) from continuing operations	27,907	(47,633)
Discontinued operations, net	—	(5)
Net income (loss)	27,907	(47,638)
Increase in redeemable minority interest	—	1,039
Income (loss) available to common stockholders	27,907	(48,677)
Other comprehensive income (loss), net	793	(1,746)
Comprehensive income (loss) available to common stockholders	28,700	(50,423)

Earnings (loss) per common share:
Basic:
Continuing operations	0.63	(1.10)
Discontinued operations	—	—
	0.63	(1.10)

Diluted:
Continuing operations	0.62	(1.10)
Discontinued operations	—	—
	0.62	(1.10)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008

Cash provided by operating activities:
Net income (loss)	27,907	(47,638)
Results of discontinued operations	—	(5)
Income (loss) from continuing operations	27,907	(47,633)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	18,682	20,399
Impairment of goodwill and other assets	—	70,045
Curtailment gains	(31,130)	—
Accretion of debt fair value adjustment	(155)	(2,064)
Stock compensation expense	682	1,052
Distributions greater (less) than current earnings of associated companies	(192)	5
Deferred income taxes	10,588	(10,699)
Changes in operating assets and liabilities:
Increase in receivables	(9,948)	(9,928)
Decrease (increase) in inventories and other	(1,161)	3,809
Decrease in accounts payable, accrued expenses and unearned revenue	(4,806)	(25,298)
Decrease in pension, postretirement and post employment benefits	(1,407)	—
Change in income taxes receivable or payable	3,128	758
Other, net	735	367
Net cash provided by operating activities of continuing operations	12,923	813
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	—	(26,635)
Sales or maturities of marketable securities	—	21,375
Purchases of property and equipment	(3,254)	(5,301)
Decrease (increase) in restricted cash	(39)	3,292
Proceeds from sale of assets	203	—
Other	187	370
Net cash required for investing activities of continuing operations	(2,903)	(6,899)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	47,800	76,625
Payments on long-term debt	(54,966)	(49,625)
Debt financing costs paid	—	(9,702)
Common stock transactions, net	(165)	50
Cash dividends paid	—	(8,539)
Net cash provided by (required for) financing activities of continuing operations	(7,331)	8,809
Net cash required for discontinued operations	—	(5)
Net increase in cash and cash equivalents	2,689	2,718
Cash and cash equivalents:
Beginning of period	7,905	23,459
End of period	10,594	26,177

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION
The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the "Company") as of December 27, 2009 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2009 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 27, 2009 are not necessarily indicative of the results to be expected for the full year.

References to "we", "our", "us" and the like throughout this document refer to the Company.

References to "2010", "2009" and the like refer to the fiscal year ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners ("TNI"), 50% interest in Madison Newspapers, Inc. ("MNI"), and 82.5% interest in INN Partners, L.C. ("INN").

Subsequent Events

We have evaluated subsequent events through February 10, 2010. The Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission on February 10, 2010, which is the date the Consolidated Financial Statements were issued. No events have occurred subsequent to December 27, 2009 that require disclosure or recognition in these financial statements except as included herein.

Accounting Standards Codification

In 2009, the Financial Accounting Standards Board ("FASB") issued Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC"), which became the source of accounting principles to be applied in the preparation of financial statements for nongovernmental agencies. ASC was effective for us as of September 27, 2009. ASC did not have any impact on our Consolidated Financial Statements since it was not intended to change existing accounting principles generally accepted in the United States of America ("GAAP"), except as related to references for authoritative literature.

2	INVESTMENTS IN ASSOCIATED COMPANIES
TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company ("Star Publishing"), and Citizen Publishing Company ("Citizen"), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustments and other transitions costs of approximately $1,925,000 in 2009, of which $1,093,000 was incurred directly by TNI.

Summarized results of TNI are as follows:
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008

Operating revenue	17,806	21,998
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	14,739	18,732
Curtailment gain	—	(1,332)
Workforce adjustments	783	102
Operating income	2,284	4,496

Company's 50% share of operating income	1,142	2,248
Less amortization of intangible assets	244	379
Equity in earnings of TNI	898	1,869
Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled ($135,000) and $591,000 in the 13 weeks ended December 27, 2009 and December 28, 2008, respectively.

Annual amortization of intangible assets is estimated to be $1,215,000 in each of the 52 week periods ending December 2010 through December 2012, $1,036,000 in the 52 week period ending December 2013 and $911,000 in the 52 week period ending December 2014.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related online sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company ("TCT"). MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008

Operating revenue	20,597	23,384
Operating expenses, excluding depreciation and amortization	15,823	18,946
Depreciation and amortization	576	824
Operating income	4,198	3,614

Net income	2,584	2,390

Equity in earnings of MNI	1,292	1,195

3	GOODWILL AND OTHER INTANGIBLE ASSETS
There were no changes in the carrying value of goodwill in the 13 weeks ended December 27, 2009.

Identified intangible assets consist of the following:
(Thousands of Dollars)	December 27 2009	September 27 2009

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	338,451	327,133
	547,262	558,580
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,646	28,644
	12	14
	592,028	603,348

In assessing the recoverability of goodwill and other nonamortized intangible assets, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. A non-cash impairment charge will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The required valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by us. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We analyze goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

We review our amortizable intangible assets for impairment when indicators of impairment are present. We assess recovery of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

We also periodically evaluate our determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share.

Due primarily to the continuing and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of December 28, 2008 and again as of March 29, 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in the 13 weeks ended December 28, 2008 and March 29, 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment. We recorded deferred income tax benefits related to these charges.

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 13 weeks ended March 29, 2009 were preliminary. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in additional charges.

2009 impairment charges and the related income tax benefit are summarized as follows:
	13 Weeks Ended
(Thousands of Dollars)	December 28 2008	March 29 2009	June 28 2009	September 27 2009	Total

Goodwill	67,781	107,115	18,575	—	193,471
Mastheads	—	17,884	(3,829)	—	14,055
Customer and newspaper subscriber lists	—	18,928	14,920	—	33,848
Property and equipment	2,264	935	—	1,380	4,579
	70,045	144,862	29,666	1,380	245,953
Reduction in investment in TNI	—	9,951	10,000	—	19,951
Income tax benefit	(14,261)	(39,470)	(11,720)	(489)	(65,940)
	55,784	115,343	27,946	891	199,964

Annual amortization of intangible assets for each of the 52 week periods ending December 2014 is estimated to be $45,173,000, $44,316,000, $41,497,000, $39,088,000 and $39,011,000, respectively.

4	DEBT
Credit Agreement

In 2006, we entered into an amended and restated credit agreement ("Credit Agreement") with a syndicate of financial institutions (the "Lenders"). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, we completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009 (together, the "2009 Amendments").

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our existing and future, direct and indirect subsidiaries in which we hold a direct or indirect interest of more than 50% (the "Credit Parties"); provided however, that Pulitzer Inc. ("Pulitzer") a wholly-owned subsidiary of ours, and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

As a result of the 2009 Amendments, the Credit Parties pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Credit Agreement. Assets of Pulitzer and its subsidiaries, TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

Interest Payments

Debt under the A Term Loan, which has a balance of $681,919,000 at December 27, 2009, and the $375,000,000 revolving credit facility, which has a balance of $305,250,000 at December 27, 2009, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate ("LIBOR"), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At December 27, 2009, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the December 27, 2009 leverage level, our debt under the Credit Agreement will be priced at a LIBOR margin of 300 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At December 27, 2009, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended December 27, 2009 were $32,966,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2010 and 2011 total $45,000,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $501,919,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In the 13 weeks ended December 27, 2009, we made a $166,000 payment related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. We had no excess cash flow in 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At December 27, 2009 we were in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,161,169,000 at December 27, 2009, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at December 27, 2009 was 5.57:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 8.75:1 in December 2009 to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at December 27, 2009 was 2.50:1. The minimum interest expense coverage ratio is 1.4:1 in December 2009 through March 2010 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting our ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants require that substantially all of our future cash flows are required to be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, St. Louis Post-Dispatch LLC ("PD LLC") borrowed $306,000,000 (the "Pulitzer Notes") from a group of institutional lenders (the "Noteholders"). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the "Notes Amendment"). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $174,000,000 remains outstanding at December 27, 2009, was refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the "Guaranty Agreement") with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of its tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, our ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010. The interest rate will increase by 0.5% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. In 2010, the $4,000,000 payment due December 28, 2009 was made prior to the end of the previous fiscal quarter. In 2009, the $4,000,000 payments due on June 29, 2009 and September 30, 2009 were made prior to the end of the previous fiscal quarters.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. There was no excess cash flow in the 13 weeks ended December 27, 2009 or in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the ratio of debt to EBITDA, as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage, as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At December 27, 2009, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At December 27, 2009, the unaccreted balance totals $1,303,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At December 27, 2009, we had $305,250,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $52,829,000 available for future use. Including cash and restricted cash, our liquidity at December 27, 2009 totals $72,800,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $53,000,000. We expect all 2010 interest payments and a substantial amount of principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 27, 2009.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer, and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as discussed more fully in Note 11, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

Other

We paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At December 27, 2009, we have total unamortized financing costs of $17,631,000.

Debt is summarized as follows:
			Interest Rates
(Thousands of Dollars)	December 27 2009	September 27 2009	December 27 2009

Credit Agreement:
A Term Loan	681,919	714,885	5.25
Revolving credit facility	305,250	275,450	5.25
Pulitzer Notes:
Principal amount	174,000	178,000	9.05
Unaccreted fair value adjustment	1,303	1,458
	1,162,472	1,169,793
Less current maturities	72,000	89,800
	1,090,472	1,079,993

At December 27, 2009, our weighted average cost of debt was 5.82%.

Aggregate maturities of debt in the 52 weeks ending December 2010, 2011 and 2012 are $72,000,000, $86,000,000, and $1,003,169,000, respectively. In addition, as discussed above, a principal payment from restricted cash of up to $4,500,000 may be required in October 2010 under the Pulitzer Notes.

5	INTEREST RATE EXCHANGE AGREEMENTS
As of November 30, 2009, the full amount of the outstanding balance under the Credit Agreement is subject to floating interest rates as all interest rate swaps and collars expired or were terminated at or prior to that date.

6	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have several noncontributory defined benefit pension plans that together cover certain St. Louis Post-Dispatch and selected other employees. Benefits under the plans are generally based on salary and years of service. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

In addition, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the St. Louis Post-Dispatch. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:
Pension Plans
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008

Service cost for benefits earned during the period	333	269
Interest cost on projected benefit obligation	2,227	2,388
Expected return on plan assets	(2,365)	(2,917)
Amortization of net (gain) loss	113	(295)
Amortization of prior service cost	(34)	(34)
	274	(589)

Postretirement Medical Plans
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008

Service cost for benefits earned during the period	190	349
Interest cost on projected benefit obligation	1,076	1,682
Expected return on plan assets	(547)	(601)
Amortization of net (gain) loss	(633)	(514)
Amortization of prior service cost	(554)	(58)
	(468)	858

$30,000 of net periodic pension benefit for the 13 weeks ended December 27, 2009 and December 28, 2008, was allocated to TNI.

Based on our forecast at December 27, 2009, we expect to contribute $2,600,000 to our postretirement medical plans in 2010.

2010 Changes to Plans

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, are expected to reduce 2010 net periodic postretirement medical cost by approximately $1,500,000 beginning in the 13 weeks ending March 28, 2010, and reduced the benefit obligation at December 27, 2009 by approximately $31,000,000.

7	INCOME TAXES
The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate.

The effective tax rate for the 13 weeks ended December 28, 2008, differs from the statutory rate primarily due to the impairment of goodwill that was partially non-deductible.

We file income tax returns with the IRS and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

We have various income tax examinations ongoing and at various stages of completion, but generally the income tax returns have been audited or closed to audit through 2005.

8	EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.
	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 27 2009	December 28 2008

Income (loss) applicable to Common Stock:
Continuing operations	27,907	(48,672)
Discontinued operations	—	(5)
	27,907	(48,677)

Weighted average common shares	44,892	45,045
Less non-vested restricted Common Stock	361	640
Basic average common shares	44,531	44,405
Plus dilutive stock options and restricted Common Stock	228	—
Diluted average common shares	44,759	44,405

Earnings (loss) per common share:
Basic:
Continuing operations	0.63	(1.10)
Discontinued operations	—	—
	0.63	(1.10)

Diluted:
Continuing operations	0.62	(1.10)
Discontinued operations	—	—
	0.62	(1.10)
For the 13 weeks ended December 27, 2009 and December 28, 2008, we have 204,000 and 259,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

9	STOCK OWNERSHIP PLANS
Stock Options

A summary of activity related to our stock option plan is as follows:
(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2009	1,009	9.40
Cancelled	(22)	35.99
Outstanding, December 27, 2009	987	8.79	8.7	1,096

Exercisable, December 27, 2009	204	34.62	5.3	—
Total unrecognized compensation expense for unvested stock options as of December 27, 2009 is $1,010,000, which will be recognized over a weighted average period of 2.6 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 13 weeks ended December 27, 2009:
(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2009	453	19.35
Vested	(142)	28.72
Forfeited	—	—
Outstanding, December 27, 2009	311	15.07
The fair value of restricted Common Stock vested during the 13 weeks ended December 27, 2009 totals $550,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of December 27, 2009 is $1,471,000, which will be recognized over a weighted average period of less than one year.

10	FAIR VALUE MEASUREMENTS
We adopted FASB ASC Topic 820,  Fair Value Measurements and Disclosures, in 2009. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable and consists of the following levels:

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of December 27, 2009:
(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 11)	2,300	2,300

In 2009, we reduced the carrying value of property and equipment no longer in use by $4,579,000, based on estimates of the related fair value in the current market.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. Other investments, consisting of debt and equity securities in a deferred compensation trust, are carried at fair value based upon quoted market prices. Investments totaling $8,608,000, consisting primarily of our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $174,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of December 27, 2009, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

11	COMMITMENTS AND CONTINGENT LIABILITIES
Redemption of PD LLC Minority Interest

In 2000, Pulitzer and The Herald Company Inc. ("Herald Inc.") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the related Operating Agreement, Pulitzer and another subsidiary held a 95% interest in the results of operations of PD LLC and The Herald Publishing Company, LLC ("Herald"), as successor to Herald Inc., held a 5% interest. Until February 2009, Herald's 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by the Pulitzer Notes. Pulitzer's investment in PD LLC was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with its interest, if any, in STL Distribution Services LLC ("DS LLC ") (the "2010 Redemption"). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. In 2009 and 2008, we accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the "Herald Value") will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, we reversed substantially all of our liability for the 2010 Redemption in 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

The redemption of Herald's interest in PD LLC and DS LLC is expected to generate significant tax benefits to us as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis to be amortized for income tax purposes over a 15 year period beginning in February 2009 is approximately $258,000,000.

Pursuant to an Indemnity Agreement dated May 1, 2000 (the "Indemnity Agreement") between Herald Inc. and Pulitzer, Herald agreed to indemnify Pulitzer for any payments that Pulitzer may make under the Guaranty Agreement. The Indemnity Agreement and related obligations of Herald to indemnify Pulitzer were also terminated pursuant to the Redemption Agreement.

Legal Proceedings

We are involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While we are unable to predict the ultimate outcome of these legal actions, it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. The suit is in the discovery stage and an initial decision by the judge regarding class certification is expected in 2010. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

12	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In 2008, the FASB issued ASC Topic 805,  Business Combinations, and ASC Topic 810,  Consolidations. FASB ASC Topic 805 establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For us, the provisions of FASB ASC Topic 805 are effective for business combinations occurring in 2010. FASB ASC Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. FASB ASC Topic 810 is effective for us in 2010. The effect of FASB ASC Topic 805 is dependent on future transactions. FASB ASC Topic 810 did not materially affect our Consolidated Financial Statements.

In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-12, Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2009-12 allows companies that have investments that are within the scope of this ASU to use net asset value per share as a fair value measurement without further adjustment as a practical expedient. We adopted this standard, which applies to certain pension plan assets, in the 13 weeks ended December 27, 2009. The adoption did not have a material impact on the Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 27, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2009 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related financial measure under accounting principles generally accepted in the United States of America. However, we believe the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate our financial performance, or assist in forecasting and analyzing future periods. We also believe such non-GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business or its ability to meet debt service requirements.

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, impairment of goodwill and other assets, curtailment gains and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	Percent of Revenue	December 28 2008	Percent of Revenue

Operating cash flow	53,135	25.3	53,130	21.8
Less depreciation and amortization	18,682	8.9	20,399	8.4
Less impairment of goodwill and other assets	—	—	70,045	NM
Plus curtailment gains	31,130	NM	—	—
Plus equity in earnings of associated companies	2,190	1.0	3,064	1.3
Operating income (loss)	67,773	32.3	(34,250)	(14.1)

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as income (loss) available to common stockholders and earnings (loss) per common share adjusted to exclude unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings per common share to income (loss) available to common stockholders and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption "Overall Results".

SAME PROPERTY COMPARISONS

Certain information below, as noted, is presented on a same property basis, which is exclusive of acquisitions and divestitures, if any, consummated in the current or prior year. We believe such comparisons provide meaningful supplemental information for an understanding of changes in our revenue and operating expenses. Same property comparisons exclude TNI and MNI. We own 50% of TNI and also own 50% of the capital stock of MNI, both of which are reported using the equity method of accounting. Same property comparisons also exclude corporate office costs.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies include the following:

Goodwill and other intangible assets
Pension, postretirement and postemployment benefit plans
Income taxes
Revenue recognition
Uninsured risks

Additional information regarding these critical accounting policies can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2008, the FASB issued ASC Topic 805,  Business Combinations, and ASC Topic 810, Consolidations. FASB ASC Topic 805 establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interests. For us, the provisions of FASB ASC Topic 805 are effective for business combinations occurring in 2010. FASB ASC Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. FASB ASC Topic 810 is effective for us in 2010. The effect of FASB ASC Topic 805 is dependent on future transactions. FASB ASC Topic 810 did not materially affect our Consolidated Financial Statements.

In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-12, Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2009-12 allows companies that have investments that are within the scope of this ASU to use net asset value per share as a fair value measurement without further adjustment as a practical expedient. We adopted this standard, which applies to certain pension plan assets, in the 13 weeks ended December 27, 2009. The adoption did not have a material impact on the consolidated financial statements.

EXECUTIVE OVERVIEW

We are a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, growing online sites and nearly 300 weekly newspapers and specialty publications in 23 states.

We are focused on six key strategic priorities. They are to:

Grow revenue creatively and rapidly;
Deliver strong local news and information;
Maximize local online strength;
Continue expanding print and online audiences;
Nurture employee development and achievement; and
Exercise careful cost control.

Certain aspects of these priorities are discussed below.

Approximately 74% of our revenue is derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007 and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. United States gross domestic product increased in the three months ended September 2009 and December 2009, potentially signaling the end of the current recession. Nonetheless, certain key economic indicators, such as unemployment, remain at recessionary levels. The duration and depth of an economic recession in markets in which we operate may further reduce our future advertising and circulation revenue, operating results and cash flows.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

Due primarily to the continuing, and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of December 28, 2008 and again as of March 29, 2009. Deterioration in our revenue and the overall recessionary operating environment for the Company and other publishing companies were also factors in the timing of the analyses.

As a result, in 2009 we recorded pretax, non-cash charges to reduce the carrying value of goodwill by $193,471,000. We also recorded pretax, non-cash charges of $14,055,000 and $33,848,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $19,951,000 of additional pretax charges were recorded as a reduction in the carrying value of our investment in TNI. We also recorded additional, pretax non-cash charges of $4,579,000 to reduce the carrying value of property and equipment. We recorded $65,940,000 of deferred income tax benefit related to these charges.

For similar reasons, in 2008 we recorded pretax, non-cash charges to reduce the carrying value of goodwill by $908,977,000. We also recorded pretax, non-cash charges of $13,027,000 and $143,785,000 to reduce the carrying value of nonamortized and amortizable intangible assets, respectively. $104,478,000 of additional pretax charges were recorded as a reduction in the carrying value of our investment in TNI. We also recorded additional, pretax non-cash charges of $5,019,000 to reduce the carrying value of property and equipment. We recorded $281,564,000 of deferred income tax benefit related to these charges.

DEBT AND LIQUIDITY

As discussed more fully in Note 4 to the Consolidated Financial Statements, included herein, in February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed.

13 WEEKS ENDED DECEMBER 27, 2009

Operating results, as reported in the Consolidated Financial Statements, are summarized below:
	13 Weeks Ended

(Thousands of Dollars, Except Per Share Data)	December 27 2009	December 28 2008	Percent Change

Advertising revenue:
Retail	94,779	112,934	(16.1)
Classified:
Daily newspapers:
Employment	4,789	8,686	(44.9)
Automotive	6,405	8,643	(25.9)
Real estate	6,371	8,126	(21.6)
All other	11,179	10,046	11.3
Other publications	6,599	8,357	(21.0)
Total classified	35,343	43,858	(19.4)
Online	10,649	11,621	(8.4)
National	10,645	12,851	(17.2)
Niche publications	2,986	3,319	(10.0)
Total advertising revenue	154,402	184,583	(16.4)
Circulation	45,115	47,556	(5.1)
Commercial printing	2,931	3,469	(15.5)
Online services and other	7,390	7,947	(7.0)
Total operating revenue	209,838	243,555	(13.8)
Compensation	82,136	94,483	(13.1)
Newsprint and ink	12,693	25,154	(49.5)
Other operating expenses	61,477	69,950	(12.1)
Workforce adjustments	397	838	NM
	156,703	190,425	(17.7)
Operating cash flow	53,135	53,130	—
Depreciation and amortization	18,682	20,399	(8.4)
Impairment of goodwill and other assets	—	70,045	NM
Curtailment gains	31,130	—	NM
Equity in earnings of associated companies	2,190	3,064	(28.5)
Operating income (loss)	67,773	(34,250)	NM
Non-operating expense, net	21,745	18,737	16.1
Income (loss) from continuing operations before income taxes	46,028	(52,987)	NM
Income tax expense (benefit)	18,069	(5,524)	NM
Minority interest	52	170	NM
Income (loss) from continuing operations	27,907	(47,633)	NM
Discontinued operations, net	—	(5)	NM
Net income (loss)	27,907	(47,638)	NM
Increase in redeemable minority interest	—	1,039	NM
Income (loss) available to common stockholders	27,907	(48,677)	NM

Earnings (loss) per common share:
Basic	0.63	(1.10)
Diluted	0.62	(1.10)

References to the 2010 Quarter refer to the 13 weeks ended December 27, 2009. Similarly, references to the 2009 Quarter refer to the 13 weeks ended December 28, 2008. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2010 or 2009.

For the 2010 Quarter total operating revenue decreased $33,717,000, or 13.8%, compared to the 2009 Quarter. A small, but growing, number of our enterprises have begun to report positive year-over-year revenue. While still negative year-over-year, advertising revenue trends improved in each month of the 2010 Quarter from the 2009 Quarter. We expect the improving trend to continue in January and February 2010.

Advertising Revenue

In the 2010 Quarter, advertising revenue decreased $30,181,000, or 16.4%. On a combined basis, print and online retail advertising decreased 15.0%. Print retail revenue decreased  $18,155,000, or 16.1%, in the 2010 Quarter. A 13.4% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 11.1% in the 2010 Quarter. Retail preprint insertion revenue decreased 9.2%. Online retail advertising increased 5.0%, partially offsetting print declines.

The table below combines print and online advertising revenue and reclassifies certain print revenue reported as retail to classified based on the primary business of the advertiser:
	13 Weeks Ended
(Thousands of Dollars)	December 27 2009	December 28 2008	Percent Change

Retail	98,255	115,622	(15.0)

Classified:
Employment	7,761	13,281	(41.6)
Automotive	10,230	12,731	(19.6)
Real estate	8,493	10,750	(21.0)
Other	15,748	15,849	(0.6)
Total classified revenue	42,232	52,611	(19.7)

On a combined basis, print and online classified revenue decreased 19.7%. Print classified advertising revenue decreased 8,515,000, or 19.4%, in the 2010 Quarter. Higher rate print employment advertising in our daily newspapers decreased 44.9%, reflecting high unemployment nationally. Print automotive advertising decreased 25.9% amid an industry-wide decline. Print real estate advertising decreased 21.6% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 11.3%. Classified advertising rates decreased 13.9%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:
	13 Weeks Ended
(Thousands of Inches)	December 27 2009	December 28 2008	Percent Change

Retail	2,860	3,303	(13.4)
National	151	148	2.0
Classified	2,708	2,969	(8.8)
	5,719	6,420	(10.9)

Online advertising revenue decreased 8.4% in the 2010 Quarter, due to a 21.8% decrease in online classified revenue, partially offset by a 5.0% increase in online retail revenue. Year-over-year total online advertising turned positive in the month of December 2009.

National advertising decreased $2,206,000, or 17.2%, due to a 2.0% increase in lineage offset by a 26.3% decrease in average national rate. Advertising in niche publications decreased 10.0%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $2,441,000, or 5.1%, in the 2010 Quarter. Our unaudited average daily newspaper circulation units, including TNI and MNI, decreased 6.4% and Sunday circulation decreased 4.4% for the 2010 Quarter, compared to the 2009 Quarter. Research in our larger markets indicates we are reaching an increasingly larger audience in these markets through the combination of stable newspaper readership and online growth.

Commercial printing revenue decreased $538,000, or 15.5%, in the 2010 Quarter. Online services and other revenue decreased $557,000, or 7.0%, in the 2010 Quarter.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual costs (and cost reductions) decreased $33,281,000, or 17.6%, in the 2010 Quarter, and decreased $35,772,000, or 19.4%, on a same property basis.

Compensation expense decreased $12,347,000, or 13.1%, in the 2010 Quarter and same property compensation expense decreased 15.9%, driven by a decline in average full time equivalent employees of 13.6%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $12,461,000, or 49.5%, in the 2010 Quarter due to decreased usage from lower advertising, reduced page sizes and some reduction of content, as well as lower average unit prices. Costs decreased 50.4% on a same property basis and volume decreased 23.8%. See Item 3, "Commodities", included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual costs, decreased $8,473,000, or 12.1%, in the 2010 Quarter and decreased 12.6% on a same property basis. Most categories of such costs declined.

Reductions in staffing resulted in workforce adjustment costs totaling $397,000 and $838,000 in the 2010 Quarter and 2009 Quarter, respectively.

We are engaged in various efforts to continue to reduce our operating expenses in 2010 and beyond. We expect operating expenses, excluding depreciation, amortization and unusual costs (and cost reductions), to decline approximately 7.0% in the 13 weeks ending March 28, 2010 and 7.0% in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow was flat in the 2010 Quarter compared to the 2009 Quarter. Operating cash flow margin increased to 25.3% from 21.8% in the 2009 Quarter reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $934,000, or 11.3%, in the 2010 Quarter due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $783,000, or 6.5%, in the 2010 Quarter due to impairment charges in 2009 and 2008, which reduced the balances of amortizable intangible assets.

Due primarily to the continuing and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of December 28, 2008 and again as of March 29, 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in the 13 weeks ended December 28, 2008 and March 29, 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment. We recorded deferred income tax benefits related to these charges.

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 13 weeks ended March 29, 2009 were preliminary. The final analysis, which was completed in the 13 weeks ended June 28, 2009, resulted in additional pretax, non-cash charges.

2009 impairment charges and the related income tax benefit are summarized as follows:
	13 Weeks Ended
(Thousands of Dollars)	December 28 2008	March 29 2009	June 28 2009	September 27 2009	Total

Goodwill	67,781	107,115	18,575	—	193,471
Mastheads	—	17,884	(3,829)	—	14,055
Customer and newspaper subscriber lists	—	18,928	14,920	—	33,848
Property and equipment	2,264	935	—	1,380	4,579
	70,045	144,862	29,666	1,380	245,953
Reduction in investment in TNI	—	9,951	10,000	—	19,951
Income tax benefit	(14,261)	(39,470)	(11,720)	(489)	(65,940)
	55,784	115,343	27,946	891	199,964

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, are expected to reduce 2010 net periodic postretirement medical cost by approximately $1,500,000 beginning in the 13 weeks ending March 28, 2010, and reduced the benefit obligation at December 27, 2009 by approximately $31,000,000.

Equity in earnings in associated companies decreased $874,000, or 28.5%, in the 2010 Quarter. Operations of these businesses were similarly impacted by economic conditions. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000 of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of $67,773,000 in the 2010 Quarter and an operating loss of $34,250,000 in the 2009 Quarter.

Nonoperating Income and Expense

Financial expense increased $1,718,000, or 9.5%, to $19,804,000 in the 2010 Quarter due primarily to termination of an interest rate swap. Our weighted average borrowing cost was 5.82% at the end of the 2010 Quarter compared to 5.79% at the end of the 2009 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the December 2009 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 300 basis points and no payment-in-kind interest will be incurred. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 39.3% of income from continuing operations before income taxes in the 2010 Quarter and income tax benefit of 10.4% of loss from continuing operations before income taxes in the 2009 Quarter. In the 2010 Quarter, no change to the valuation allowance for deferred tax assets was required. The valuation allowance increased $1,152,000 in the 2009 Quarter.

As more fully discussed in Note 11 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in February 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, in February 2009 we reversed substantially all of our liability related to the 2010 Redemption. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

As a result of the factors noted above, income available to common stockholders totaled $27,907,000 in the 2010 Quarter compared to a loss available to common stockholders of $48,677,000 in the 2009 Quarter. We recorded earnings per diluted common share of $0.62 in the 2010 Quarter and a loss per diluted common share of $1.10 in the 2009 Quarter. Excluding unusual costs (and cost reductions), as detailed in the table below, diluted earnings per common share, as adjusted, were $0.25 in the 2010 Quarter, compared to $0.24 in the 2009 Quarter. Per share amounts may not add due to rounding.
	13 Weeks Ended
	December 27 2009		December 28 2008
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) available to common stockholders, as reported	27,907	0.62	(48,677)	(1.10)
Adjustments:			—
Impairment of goodwill and other assets, including TNI	—		70,045
Curtailment gains	(31,130)		—
Debt financing costs	1,995		1,922
Other, net	789		222
	(28,346)		72,189
Income tax effect of adjustments, net, other unusual tax items, and impact on minority interest	11,789		(13,869)
	(16,557)	(0.37)	58,320	1.31
Income available to common stockholders, as adjusted	11,350	0.25	9,643	0.22
Change in redeemable minority interest liability	—	—	1,039	0.02
Net income, as adjusted	11,350	0.25	10,682	0.24

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $12,923,000 in the 2010 Quarter and $813,000 in the 2009 Quarter. Operating income substantially improved in the 2010 Quarter. Depreciation and amortization decreased as discussed under "Results of Operations" above. In the 2010 Quarter, we also recognized non-cash curtailment gains of $31,130,000. Operating losses in the 2009 Quarter were caused primarily by non-cash charges for impairment of goodwill and other assets, net of the related deferred income tax benefit. The net change in all of the aforementioned factors accounted for the majority of the increase in cash provided between periods. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided in both periods.

Investing Activities

Cash required for investing activities totaled $2,903,000 in the 2010 Quarter and $6,899,000 in the 2009 Quarter. Capital spending totaled $3,254,000 in the 2010 Quarter and $5,301,000 in the 2009 Quarter and accounted for substantially all of the net usage of funds in both periods.

We anticipate that funds necessary for capital expenditures, which are expected to total between $11,000,000 and $13,000,000 in 2010, and other requirements, will be available from internally generated funds, or availability under our existing Credit Agreement. The 2009 Amendments, as more fully discussed in Note 4 to the Consolidated Financial Statements, included herein, limit capital expenditures to $29,300,000 in 2010.

Financing Activities

Cash required for financing activities totaled $7,331,000 in the 2010 Quarter. Cash provided was $8,809,000 in the 2009 Quarter. Debt reduction accounted for the majority of the usage of funds in the 2010 Quarter. Increased borrowing was the primary source of funds in the 2009 Quarter. The final quarterly dividend declared in 2008 was paid in the 2009 Quarter, as were certain financing costs related to the 2009 Amendments.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At December 27, 2009, we had $305,250,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $52,829,000 available for future use. Including cash and restricted cash, our liquidity at December 27, 2009 totals $72,800,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $53,000,000. We expect all 2010 interest payments and a substantial amount of principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 27, 2009.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer, and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as discussed more fully in Note 11 to the Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

INFLATION

The United States Congress is considering comprehensive health insurance reform legislation that may increase our future health care costs. Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation. Energy costs have become more volatile, and may increase in the future as a result of carbon emissions legislation currently under consideration in the United States Congress or under regulations being developed by the United States Environmental Protection Agency.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES

Restricted Cash and Investments

Interest rate risk in our restricted cash and investments is managed by investing only in short-term securities. Only U.S. Government and related securities are permitted.

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, in theory, decrease or increase, respectively, income from continuing operations before income taxes on an annualized basis by approximately $9,872,000, based on $987,169,000 of floating rate debt outstanding at December 27, 2009.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At December 27, 2009, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of January 2010 and our minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

As of November 30, 2009, the full amount of the outstanding balance under the Credit Agreement became subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. We regularly evaluate alternatives to hedge the related interest rate risk.

Certain of our interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

COMMODITIES

Certain materials used by us are exposed to commodity price changes. We manage this risk through instruments such as purchase orders and non-cancelable supply contracts. We are a participant in a buying cooperative with other publishing companies, primarily for acquisition of newsprint. We are also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs.

Significant declines in North American newsprint demand led to an approximate 45% price decline between December 2008 and August 2009. 2009 declines in newsprint demand were driven by the recessionary pressures on print advertising as well as noteworthy newsprint conservation programs, particularly newspaper page size reductions, initiated in 2008. The 2009 demand decline outpaced the North American newsprint suppliers' ability to reduce newsprint production, which led to excess inventories at both the producer and publisher levels. Most newsprint producers reported late summer 2009 transaction selling prices to be below cash operating costs. This operating loss position, along with the move of the largest North American newsprint producer, AbitibiBowater Inc., to seek financial reorganization, has sparked several consecutive monthly price increase announcements, beginning in September 2009, certain of which have since been delayed or rescinded. Some North American newsprint producers have removed production capacity on a permanent basis in addition to idling excess capacity on an indefinite, but temporary basis, in an effort to balance capacity with current demand trends and support the announced price increases and their return to a positive cash flow position. The final extent of changes in price, if any, is subject to negotiation between newsprint producers and us.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $981,000 based on anticipated consumption in 2010, excluding consumption of MNI and TNI and the impact of LIFO accounting. Such prices may also decrease. We substantially increased our supply of newsprint in 2009, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of December 27, 2009, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 27, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While we are unable to predict the ultimate outcome of these legal actions, it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. The suit is in the discovery stage and an initial decision by the judge regarding class certification is expected in 2010. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices and intend to vigorously contest the action, which is not covered by insurance.

Item 2(c).    Issuer Purchases of Equity Securities

During the 13 weeks ended December 27, 2009, we purchased shares of Common Stock, as noted in the table below, in transactions with participants in our 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price for taxes related to the vesting of restricted Common Stock.
Month(s)	Shares Purchased	Average Price Per Share

November and December	44,961	3.87

Item 6.    Exhibits
Number	Description

10.1	Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company
10.2	Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company
10.3	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners
10.4	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 10, 2010
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)