Form 10-Q
period 2010-03-28
LEE ENTERPRISES, INC
filed 2010-05-12
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 28, 2010

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
Yes [  ]     No [X]

As of March 28, 2010, 39,147,245 shares of Common Stock and 5,724,407 shares of Class B Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company").

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars, Except Per Share Data)	March 28 2010	September 27 2009

ASSETS

Current assets:
Cash and cash equivalents	20,020	7,905
Accounts receivable, net	74,955	79,731
Income taxes receivable	—	5,625
Inventories	15,875	13,854
Deferred income taxes	3,638	3,638
Other	10,014	7,354
Total current assets	124,502	118,107
Investments:
Associated companies	58,405	58,073
Restricted cash and investments	9,373	9,324
Other	9,642	9,498
Total investments	77,420	76,895
Property and equipment:
Land and improvements	28,075	30,365
Buildings and improvements	193,363	195,573
Equipment	313,357	316,364
Construction in process	4,729	1,985
	539,524	544,287
Less accumulated depreciation	294,592	281,318
Property and equipment, net	244,932	262,969
Goodwill	433,552	433,552
Other intangible assets, net	580,721	603,348
Other	17,462	20,741

Total assets	1,478,589	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 28 2010	September 27 2009

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	72,000	89,800
Accounts payable	24,154	31,377
Compensation and other accrued liabilities	38,435	42,755
Income taxes payable	658	—
Unearned revenue	38,930	37,001
Total current liabilities	174,177	200,933
Long-term debt, net of current maturities	1,063,179	1,079,993
Pension obligations	44,333	45,953
Postretirement and postemployment benefit obligations	7,733	40,687
Other retirement and compensation obligations	1,583	1,539
Deferred income taxes	112,377	93,766
Income taxes payable	13,620	12,839
Other	14,382	16,052
Total liabilities	1,431,384	1,491,762
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,294	78,278
March 28, 2010; 39,147 shares;
September 27,2009; 39,139 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,448	11,552
March 28, 2010; 5,724 shares;
September 27, 2009; 5,776 shares
Additional paid-in capital	138,778	137,713
Accumulated deficit	(194,402)	(225,299)
Accumulated other comprehensive income	12,813	21,354
Total stockholders' equity	46,931	23,598
Non-controlling interests	274	252
Total equity	47,205	23,850
Total liabilities and equity	1,478,589	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Operating revenue:
Advertising	130,563	141,529	284,965	326,112
Circulation	45,018	47,086	90,133	94,642
Other	10,163	10,229	20,484	21,645
Total operating revenue	185,744	198,844	395,582	442,399
Operating expenses:
Compensation	79,298	84,295	161,433	178,778
Newsprint and ink	13,061	20,664	25,754	45,818
Other operating expenses	59,793	62,871	121,270	132,821
Depreciation	7,172	8,408	14,535	16,704
Amortization of intangible assets	11,307	12,092	22,627	24,195
Impairment of goodwill and other assets	3,290	144,862	3,290	214,907
Workforce adjustments	290	2,351	687	3,189
Total operating expenses	174,211	335,543	349,596	616,412
Curtailment gains	13,882	—	45,012	—
Equity in earnings of associated companies	1,277	348	3,466	3,412
Reduction of investment in TNI	—	9,951	—	9,951
Operating income (loss)	26,692	(146,302)	94,464	(180,552)
Non-operating income (expense):
Financial income	146	549	199	1,820
Financial expense	(15,643)	(17,031)	(35,448)	(35,116)
Debt financing costs	(1,972)	(12,927)	(3,967)	(14,850)
Other, net	—	1,823	—	1,823
Total non-operating expense, net	(17,469)	(27,586)	(39,216)	(46,323)
Income (loss) from continuing operations before income taxes	9,223	(173,888)	55,248	(226,875)
Income tax expense (benefit)	6,241	(63,999)	24,309	(69,523)
Income (loss) from continuing operations	2,982	(109,889)	30,939	(157,352)
Discontinued operations, net	—	—	—	(5)
Net income (loss)	2,982	(109,889)	30,939	(157,357)
Net income (loss) attributable to non-controlling interests	(9)	(38)	42	132
Decrease in redeemable non-controlling interest	—	58,094	—	57,055
Income (loss) attributable to Lee Enterprises, Incorporated	2,991	(51,757)	30,897	(100,434)
Other comprehensive income (loss), net	(9,335)	12,822	(8,541)	11,076
Comprehensive income (loss)	(6,344)	(38,935)	22,356	(89,358)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	2,991	(51,757)	30,897	(100,429)

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic:
Continuing operations	0.07	(1.16)	0.69	(2.26)
Discontinued operations	—	—	—	—
	0.07	(1.16)	0.69	(2.26)

Diluted:
Continuing operations	0.07	(1.16)	0.69	(2.26)
Discontinued operations	—	—	—	—
	0.07	(1.16)	0.69	(2.26)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009

Cash provided by operating activities:
Net income (loss)	30,939	(157,357)
Results of discontinued operations	—	(5)
Income (loss) from continuing operations	30,939	(157,352)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	37,162	40,899
Impairment of goodwill and other assets	3,290	214,907
Curtailment gains	(45,012)	—
Reduction of investment in TNI	—	9,951
Accretion of debt fair value adjustment	(310)	(3,459)
Stock compensation expense	1,144	1,565
Distributions greater (less) than current earnings of associated companies	(648)	907
Deferred income tax expense (benefit)	18,581	(67,034)
Debt financing costs	3,937	14,850
Changes in operating assets and liabilities:
Decrease in receivables	10,401	18,561
Decrease (increase) in inventories and other	(388)	8,422
Decrease in accounts payable, accrued expenses and unearned revenue	(9,562)	(40,020)
Decrease in pension, postretirement and post employment benefits	(406)	(2,753)
Change in income taxes receivable or payable	1,439	(8,092)
Other, net	(48)	2,291
Net cash provided by operating activities of continuing operations	50,519	33,643
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	—	(47,777)
Sales or maturities of marketable securities	—	166,109
Purchases of property and equipment	(4,806)	(8,398)
Decrease (increase) in restricted cash	(49)	2,733
Proceeds from sales of assets	625	755
Other	296	1,044
Net cash provided by (required for) investing activities of continuing operations	(3,934)	114,466
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	67,800	147,950
Payments on long-term debt	(102,104)	(273,950)
Debt financing costs paid	—	(22,840)
Cash dividends paid	—	(8,539)
Common stock transactions, net	(166)	48
Net cash required for financing activities of continuing operations	(34,470)	(157,331)
Net cash required for discontinued operations	—	(5)
Net increase (decrease) in cash and cash equivalents	12,115	(9,227)
Cash and cash equivalents:
Beginning of period	7,905	23,459
End of period	20,020	14,232

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION
The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 28, 2010 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2009 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 28, 2010 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout this document refer to the Company. References to “2010”, “2009” and the like refer to the fiscal year ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”), and 82.5% interest in INN Partners, L.C. (“INN”).

Accounting Standards Codification

In 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”), which became the source of accounting principles to be applied in the preparation of financial statements for nongovernmental entities. ASC was effective for us as of September 27, 2009. ASC did not have any impact on our Consolidated Financial Statements since it was not intended to change existing accounting principles generally accepted in the United States of America (“GAAP”), except as related to references for authoritative literature.

2	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related online operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustments and other transitions costs of approximately $1,925,000 in 2009, of which $1,093,000 was incurred directly by TNI.

Summarized results of TNI are as follows:
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Operating revenue	16,282	18,791	34,088	40,790
Operating expenses, excluding curtailment gain, workforce adjustments, depreciation and amortization	14,034	17,131	28,773	35,862
Curtailment gain	—	—	—	(1,332)
Workforce adjustments	—	—	783	102
Operating income (loss)	2,248	1,660	4,532	6,158

Company's 50% share of operating income	1,124	830	2,266	3,079
Less amortization of intangible assets	304	379	548	759
Equity in earnings of TNI	820	451	1,718	2,320

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $3,000 and $538,000 in the 13 weeks ended March 28, 2010 and March 29, 2009, respectively, and $(132,000) and $1,129,000 in the 26 weeks ended March 28, 2010 and March 29, 2009, respectively.

Annual amortization of intangible assets is estimated to be $1,215,000 in each of the 52 week periods ending March 2011 through March 2013, $960,000 in the 52 week period ending March 2014 and $911,000 in the 52 week period ending March 2015.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related online sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Operating revenue	17,573	18,321	38,170	41,705
Operating expenses, excluding depreciation and amortization	15,565	17,727	31,388	36,698
Workforce adjustment and transition costs	16	319	16	294
Depreciation and amortization	576	828	1,152	1,652
Operating income (loss)	1,416	(553)	5,614	3,061

Net income (loss)	914	(206)	3,496	2,184

Equity in earnings (loss) of MNI	457	(103)	1,748	1,092

3	GOODWILL AND OTHER INTANGIBLE ASSETS
There were no changes in the carrying value of goodwill in the 26 weeks ended March 28, 2010.

Identified intangible assets consist of the following:
(Thousands of Dollars)	March 28 2010	September 27 2009

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	349,756	327,133
	535,957	558,580
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,648	28,644
	10	14
	580,721	603,348

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

Annual amortization of intangible assets for each of the 52 week periods ending March 2015 is estimated to be $45,060,000, $44,151,000, $40,262,000, $39,056,000 and $39,001,000, respectively.

4	DEBT

Credit Agreement

In 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) with a syndicate of financial institutions (the “Lenders”). The Credit Agreement provided for aggregate borrowing of up to $1,435,000,000 and replaced a $1,550,000,000 credit agreement consummated in 2005. In February 2009, we completed a comprehensive restructuring of the Credit Agreement, which supplemented amendments consummated earlier in 2009 (together, the “2009 Amendments”).

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our existing and future, direct and indirect subsidiaries in which we hold a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that our wholly-owned subsidiary Pulitzer Inc. (“Pulitzer”) and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $666,606,000 at March 28, 2010, and the $375,000,000 revolving credit facility, which has a balance of $297,425,000 at March 28, 2010, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At March 28, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the March 28, 2010 leverage level, our debt under the Credit Agreement is priced at a LIBOR margin of 300 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At March 28, 2010, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended March 28, 2010 were $15,313,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2010 and 2011 total $30,000,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $501,606,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In the 13 weeks ended March 28, 2010, we made a $313,000 payment related to this provision.

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

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At March 28, 2010, we were in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of all our debt, which equals $1,134,031,000 at March 28, 2010, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at March 28, 2010 was 5.1:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 8.75:1 in March 2010, to 8.5:1 in June 2010, decrease to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at March 28, 2010 was 2.72:1. The minimum interest expense coverage ratio is 1.4:1 in March 2010 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

Pulitzer Notes

In conjunction with its formation in 2000, St. Louis Post-Dispatch LLC ("PD LLC") borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $170,000,000 remains outstanding at March 28, 2010, was refinanced by the Noteholders until April 2012.

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

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 which began on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. In 2010, the $4,000,000 payments due December 28, 2009 and March 29, 2010 were made prior to the end of the previous fiscal quarters. In 2009, the $4,000,000 payments due on June 29, 2009 and September 30, 2009 were made prior to the end of the previous fiscal quarters.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. In May 2010, a principal prepayment of $1,000,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer for the 13 weeks ended March 28, 2010. There was no excess cash flow in the 13 weeks ended December 27, 2009 or in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 4.0:1 at March 28, 2010), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 2.5:1 at March 28, 2010), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At March 28, 2010, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At March 28, 2010, the unaccreted balance totals $1,148,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At March 28, 2010, we had $297,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $63,154,000 available for future use. Including cash and restricted cash, our liquidity at March 28, 2010 totals $92,547,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $34,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 28, 2010.

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

The 2010 Redemption, as discussed more fully in Note 10, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

Other

We paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At March 28, 2010, we have total unamortized financing costs of $15,687,000.

Debt is summarized as follows:
			Interest Rates
(Thousands of Dollars)	March 28 2010	September 27 2009	March 28 2010

Credit Agreement:
A Term Loan	666,606	714,885	4.25
Revolving credit facility	297,425	275,450	4.25
Pulitzer Notes:
Principal amount	170,000	178,000	9.05
Unaccreted fair value adjustment	1,148	1,458
	1,135,179	1,169,793
Less current maturities	72,000	89,800
	1,063,179	1,079,993

At March 28, 2010, our weighted average cost of debt was 4.97%.

Aggregate maturities of debt in the 52 weeks ending March 2011, 2012 and 2013 are $72,000,000, $96,000,000, and $966,031,000, respectively. In addition, as discussed above, an additional principal payment from restricted cash of up to $4,500,000 may be required in October 2010 under the Pulitzer Notes.

5	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:
Pension Plans
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Service cost for benefits earned during the period	333	269	667	538
Interest cost on projected benefit obligation	2,227	2,388	4,454	4,776
Expected return on plan assets	(2,365)	(2,917)	(4,731)	(5,834)
Amortization of net (gain) loss	113	(295)	226	(590)
Amortization of prior service cost	(34)	(34)	(68)	(68)
	274	(589)	548	(1,178)

Postretirement Medical Plans
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Service cost for benefits earned during the period	137	178	327	527
Interest cost on projected benefit obligation	695	1,180	1,771	2,862
Expected return on plan assets	(584)	(604)	(1,131)	(1,205)
Amortization of net gain	(636)	(622)	(1,190)	(1,136)
Amortization of prior service cost	(567)	(698)	(1,199)	(756)
	(955)	(566)	(1,422)	292

Based on our forecast at March 28, 2010, we expect to contribute $2,600,000 to our postretirement medical plans in 2010.

2010 Changes to Plans

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ending March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ending June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

The Patient Protection and Affordable Care Act along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

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

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		26 Weeks Ended
(Percent of Income (Loss) from Continuing Operations Before Income Taxes)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Computed “expected” income tax expense (benefit)	35.0	(35.0)	35.0	(35.0)
State income taxes, net of federal tax benefit	3.0	(3.0)	3.0	(3.0)
Curtailment gains	17.9	—	3.0	—
Affordable Care Act	21.8	—	3.6	—
Impairment of goodwill and other assets	—	10.2	—	12.8
Valuation allowance	—	(9.9)	—	(7.1)
Other	(10.0)	0.9	(0.6)	1.7
	67.7	(36.8)	44.0	(30.6)

In March 2010, as a result of the Affordable Care Act enacted at that time, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

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

7	EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 28 2010	March 29 2009	March 28 2010	March 29 2009

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	2,991	(51,757)	30,897	(100,429)
Discontinued operations	—	—	—	(5)
	2,991	(51,757)	30,897	(100,434)

Weighted average common shares	44,873	44,922	44,883	44,984
Less non-vested restricted Common Stock	310	473	336	557
Basic average common shares	44,563	44,449	44,547	44,427
Plus dilutive stock options and restricted Common Stock	394	—	313	—
Diluted average common shares	44,957	44,449	44,860	44,427

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic:
Continuing operations	0.07	(1.16)	0.69	(2.26)
Discontinued operations	—	—	—	—
	0.07	(1.16)	0.69	(2.26)

Diluted:
Continuing operations	0.07	(1.16)	0.69	(2.26)
Discontinued operations	—	—	—	—
	0.07	(1.16)	0.69	(2.26)

For the 13 weeks and 26 weeks ended March 28, 2010 and March 29, 2009, we have 198,000 and 231,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

8	STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to our stock option plan is as follows:
(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2009	1,009	9.40
Cancelled	(38)	27.28
Outstanding, March 28, 2010	971	8.69	8.5	1,020

Exercisable, March 28, 2010	198	34.56	5.0	—

Total unrecognized compensation expense for unvested stock options as of March 28, 2010 is $915,000, which will be recognized over a weighted average period of 2.4 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 26 weeks ended March 28, 2010:
(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2009	453	19.35
Vested	(143)	28.92
Forfeited	(2)	15.02
Outstanding, March 28, 2010	308	15.03

The fair value of restricted Common Stock vested during the 26 weeks ended March 28, 2010 totals $553,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of March 28, 2010 is $1,072,000, which will be recognized over a weighted average period of less than one year.

9	FAIR VALUE MEASUREMENTS
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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of March 28, 2010:
(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 10)	2,300	2,300

There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald liability in the 26 weeks ended March 28, 2010.

In the 13 weeks ended March 28, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000, based on estimates of the related fair value in the current market. In 2009, we reduced the carrying value of equipment no longer in use by $4,579,000, based on estimates of the related fair value in the current market. See Note 3. Based on age, condition and marketability we estimated the equipment had no value.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. Other investments, consisting of debt and equity securities in a deferred compensation trust, are carried at fair value based upon quoted market prices. Investments totaling $8,608,000, consisting primarily of our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $170,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of March 28, 2010, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

10	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with its interest, if any, in STL Distribution Services LLC ("DS LLC ") (the “2010 Redemption”). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. In 2009 and 2008, we accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

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

11	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In 2010, we adopted FASB ASC 810, Consolidation.  FASB ASC 810 requires that noncontrolling interests be reported as a separate component of equity.  Net income (loss), including the portion attributable to our noncontrolling interests is included in net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and will continue to be used to determine earnings (loss) per common share.  FASB ASC 810 also requires certain prospective changes in accounting for noncontrolling interests, primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and prior period information has been reclassified accordingly.  The adoption did not have a material effect on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective September 26, 2010.  The adoption will not have a material effect on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 28, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2009 Annual Report on Form 10-K.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:
	13 Weeks Ended
(Thousands of Dollars)	March 28 2010	Percent of Revenue	March 29 2009	Percent of Revenue

Operating cash flow	33,302	17.9	28,663	14.4
Less depreciation and amortization	18,479	9.9	20,500	10.3
Less impairment of goodwill and other assets	3,290	NM	144,862	NM
Plus curtailment gains	13,882	NM	—	NM
Plus equity in earnings of associated companies	1,277	0.7	348	0.2
Less reduction of investment in TNI	—	NM	9,951	NM
Operating income (loss)	26,692	14.4	(146,302)	NM
	26 Weeks Ended
(Thousands of Dollars)	March 28 2010	Percent of Revenue	March 29 2009	Percent of Revenue

Operating cash flow	86,438	21.9	81,793	18.5
Less depreciation and amortization	37,162	9.4	40,899	9.2
Less impairment of goodwill and other assets	3,290	NM	214,907	NM
Plus curtailment gains	45,012	NM	—	NM
Plus equity in earnings of associated companies	3,466	0.9	3,412	0.8
Less reduction of investment in TNI	—	NM	9,951	NM
Operating income (loss)	94,464	23.9	(180,552)	NM

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

Our critical accounting policies include the following:

Goodwill and other intangible assets;
Pension, postretirement and postemployment benefit plans;
Income taxes;
Revenue recognition; and
Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2010, the Company adopted FASB ASC 810, Consolidation.  FASB ASC 810 requires that noncontrolling interests be reported as a separate component of stockholders' equity.  Net income (loss) including the portion attributable to our noncontrolling interests is included in net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and will continue to be used to determine earnings (loss) per common share.  FASB ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and prior period information has been reclassified accordingly.  The adoption did not have a material effect on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective September 26, 2010.  The adoption will not have a material effect on our Consolidated Financial Statements.

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
Expand print and online audiences;
Nurture employee development and achievement; and
Exercise careful cost control.

Certain aspects of these priorities are discussed below.

Approximately 72% of our revenue is derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase print and online audiences through internal expansion into existing and contiguous markets and enhancement of online offerings.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007 and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. United States gross domestic product increased in the three months ended September 2009, December 2009 and March 2010, likely signaling the end of the current recession. Nonetheless, certain key economic indicators, such as unemployment and underemployment, most measures of housing activity and automobile sales remain at recessionary levels. The duration and depth of an economic recession in markets in which we operate may further reduce our future advertising and circulation revenue, operating results and cash flows.

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

In the 13 weeks ended March 28, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

DEBT AND LIQUIDITY

As discussed more fully in Note 4 to the Consolidated Financial Statements, included herein, in February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 28, 2010.

13 WEEKS ENDED MARCH 28, 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:
	13 Weeks Ended

(Thousands of Dollars, Except Per Share Data)	March 28 2010	March 29 2009	Percent Change

Advertising revenue:
Retail	73,536	79,853	(7.9)
Classified:
Daily newspapers:
Employment	5,110	6,413	(20.3)
Automotive	5,879	7,461	(21.2)
Real estate	5,764	7,314	(21.2)
All other	10,512	9,946	5.7
Other publications	6,649	7,552	(12.0)
Total classified	33,914	38,686	(12.3)
Online	11,314	9,919	14.1
National	8,734	9,591	(8.9)
Niche publications	3,065	3,480	(11.9)
Total advertising revenue	130,563	141,529	(7.7)
Circulation	45,018	47,086	(4.4)
Commercial printing	2,696	3,042	(11.4)
Online services and other	7,467	7,187	3.9
Total operating revenue	185,744	198,844	(6.6)
Compensation	79,298	84,295	(5.9)
Newsprint and ink	13,061	20,664	(36.8)
Other operating expenses	59,793	62,871	(4.9)
Workforce adjustments	290	2,351	(87.7)
	152,442	170,181	(10.4)
Operating cash flow	33,302	28,663	16.2
Depreciation and amortization	18,479	20,500	(9.9)
Impairment of goodwill and other assets	3,290	144,862	(97.7)
Curtailment gains	13,882	—	NM
Equity in earnings of associated companies	1,277	348	NM
Reduction of investment in TNI	—	9,951	NM
Operating income (loss)	26,692	(146,302)	NM
Non-operating expense, net	(17,469)	(27,586)	(36.7)
Income (loss) before income taxes	9,223	(173,888)	NM
Income tax expense (benefit)	6,241	(63,999)	NM
Income (loss) from continuing operations	2,982	(109,889)	NM
Discontinued operations, net	—	—	—
Net income (loss)	2,982	(109,889)	NM
Net income (loss) attributable to non-controlling interests	(9)	(38)	(76.3)
Decrease in redeemable non-controlling interest	—	58,094	NM
Income (loss) attributable to Lee Enterprises, Incorporated	2,991	(51,757)	NM
Other comprehensive income (loss), net	(9,335)	12,822	NM
Comprehensive income (loss)	(6,344)	(38,935)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	2,991	(51,757)	NM

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic	0.07	(1.16)	NM
Diluted	0.07	(1.16)	NM

References to the 2010 Quarter refer to the 13 weeks ended March 28, 2010. Similarly, references to the 2009

Quarter refer to the 13 weeks ended March 29, 2009. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2010 or 2009.

For the 2010 Quarter, total operating revenue decreased $13,100,000, or 6.6%, compared to the 2009 Quarter. A small, but growing, number of our enterprises have begun to report positive year-over-year revenue. While still negative year-over-year, advertising revenue trends improved in each month of the 2010 Quarter from the 2009 Quarter.

Advertising Revenue

In the 2010 Quarter, advertising revenue decreased $10,966,000, or 7.7%. On a combined basis, print and online retail advertising decreased 6.4%. Print retail revenue decreased $6,317,000, or 7.9%, in the 2010 Quarter. A 3.1% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 8.9% in the 2010 Quarter. Retail preprint insertion revenue decreased 3.2%. Online retail advertising increased 21.2%, partially offsetting print declines.

The table below combines print and online advertising revenue and reclassifies certain print revenue reported as retail to classified based on the primary business of the advertiser:
	13 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	Percent Change

Retail	77,249	82,503	(6.4)

Classified:
Employment	8,458	10,131	(16.5)
Automotive	9,766	11,083	(11.9)
Real estate	7,752	9,423	(17.7)
Other	15,098	15,109	(0.1)
Total classified revenue	41,074	45,746	(10.2)

On a combined basis, print and online classified revenue decreased 10.2%. Print classified advertising revenue decreased $4,772,000, or 12.3%, in the 2010 Quarter. Higher rate print employment advertising in our daily newspapers decreased 20.3%, reflecting high unemployment nationally. Print automotive advertising decreased 21.2% amid an industry-wide sales decline. Print real estate advertising decreased 21.2% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 5.7%. Classified advertising rates decreased 8.4%. Online classified advertising increased 3.9%, partially offsetting print declines.

Advertising lineage, as reported for our daily newspapers only, consists of the following:
	13 Weeks Ended
(Thousands of Inches)	March 28 2010	March 29 2009	Percent Change

Retail	2,380	2,457	(3.1)
National	119	111	7.2
Classified	2,570	2,696	(4.7)
	5,069	5,264	(3.7)

On a standalone basis, online advertising revenue increased 14.1% in the 2010 Quarter. Year-over-year total online advertising turned positive in the month of December 2009.

National advertising decreased $857,000, or 8.9%, due to a 7.2% increase in lineage offset by a 17.0% decrease in average national rate. Advertising in niche publications decreased 11.9%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $2,068,000, or 4.4%, in the 2010 Quarter. Our unaudited average daily newspaper circulation units, including TNI and MNI, decreased 4.5% and Sunday circulation decreased 5.9% for the 2010 Quarter, compared to the 2009 Quarter. Research in our larger markets indicates we are reaching an increasingly larger audience in these markets through the combination of stable newspaper readership and online growth.

Commercial printing revenue decreased $346,000, or 11.4%, in the 2010 Quarter. Online services and other revenue increased $280,000, or 3.9%, in the 2010 Quarter.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $15,678,000, or 9.3%, in the 2010 Quarter, and decreased $17,235,000, or 10.5%, on a same property basis.

Compensation expense decreased $4,997,000, or 5.9%, in the 2010 Quarter, driven by a decline in average full time equivalent employees of 7.7%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $7,603,000, or 36.8%, in the 2010 Quarter due to decreased usage from less advertising, reduced page sizes and some reduction of content, as well as lower average unit prices. Volume decreased 12.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $3,078,000, or 4.9%, in the 2010 Quarter. Most categories of such costs declined.

Reductions in staffing resulted in workforce adjustment costs totaling $290,000 and $2,351,000 in the 2010 Quarter and 2009 Quarter, respectively.

We are engaged in various efforts to continue to reduce our operating expenses in 2010 and beyond. We expect operating expenses, excluding depreciation, amortization and unusual matters, to decline approximately 9.0% in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow increased 16.2% in the 2010 Quarter compared to the 2009 Quarter. Operating cash flow margin increased to 17.9% from 14.4% in the 2009 Quarter reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $1,236,000, or 14.7%, in the 2010 Quarter due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $785,000, or 6.5%, in the 2010 Quarter due to impairment charges in 2009 and 2008, which reduced the balances of amortizable intangible assets.

In the 13 weeks ended March 28, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

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

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ending March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ending June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

Equity in earnings in associated companies increased $929,000 in the 2010 Quarter. Operations of these businesses were similarly impacted by economic conditions. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000, of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of $26,692,000 in the 2010 Quarter and an operating loss of $146,302,000 in the 2009 Quarter.

Nonoperating Income and Expense

Financial expense decreased $1,388,000, or 8.1%, to $15,643,000 in the 2010 Quarter due to lower debt balances and lower interest rates. Our weighted average cost of debt was 4.97% at the end of the 2010 Quarter compared to 6.02% at the end of the 2009 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the March 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 300 basis points and no payment-in-kind interest will be incurred. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 67.7% of income from continuing operations before income taxes in the 2010 Quarter and income tax benefit of 36.8% of loss from continuing operations before income taxes in the 2009 Quarter.

In March 2010, as a result of the Affordable Care Act enacted at that time, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. Deferred income tax expense related to curtailment gains also increased the effective tax rate in the 2010 Quarter. The valuation allowance for deferred income tax assets decreased $17,182,000 in the 2009 Quarter.

As more fully discussed in Note 10 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in February 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, in February 2009 we reversed substantially all of our liability related to the 2010 Redemption. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $2,991,000 in the 2010 Quarter compared to a loss of $51,757,000 in the 2009 Quarter. We recorded earnings per diluted common share of $0.07 in the 2010 Quarter and a loss per diluted common share of $1.16 in the 2009 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.04 in the 2010 Quarter, compared to a loss per common share, as adjusted, of $0.07 in the 2009 Quarter. Per share amounts may not add due to rounding.
	13 Weeks Ended
	March 28 2010		March 29 2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	2,991	0.07	(51,757)	(1.16)
Adjustments:
Impairment of goodwill and other assets, including TNI	3,290		154,813
Curtailment gains	(13,882)		—
Debt financing costs	1,972		12,927
Other, net	306		2,443
	(8,314)		170,183
Income tax effect of adjustments, net, and other unusual tax items	5,223		(63,261)
Income tax adjustment related to Affordable Care Act	2,012		—
	(1,079)	(0.02)	106,922	2.41
Income attributable to Lee Enterprises, Incorporated, as adjusted	1,912	0.04	55,165	1.24
Change in redeemable non-controlling interest liability	—	—	(58,094)	(1.31)
Net income (loss) attributable to Lee Enterprises, Incorporated, as adjusted	1,912	0.04	(2,929)	(0.07)

26 WEEKS ENDED MARCH 28, 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:
	26 Weeks Ended

(Thousands of Dollars, Except Per Share Data)	March 28 2010	March 29 2009	Percent Change

Advertising revenue:
Retail	168,315	192,787	(12.7)
Classified:
Daily newspapers:
Employment	9,899	15,099	(34.4)
Automotive	12,284	16,104	(23.7)
Real estate	12,135	15,440	(21.4)
All other	21,691	19,992	8.5
Other publications	13,248	15,909	(16.7)
Total classified	69,257	82,544	(16.1)
Online	21,963	21,540	2.0
National	19,379	22,442	(13.6)
Niche publications	6,051	6,799	(11.0)
Total advertising revenue	284,965	326,112	(12.6)
Circulation	90,133	94,642	(4.8)
Commercial printing	5,627	6,511	(13.6)
Online services and other	14,857	15,134	(1.8)
Total operating revenue	395,582	442,399	(10.6)
Compensation	161,433	178,778	(9.7)
Newsprint and ink	25,754	45,818	(43.8)
Other operating expenses	121,270	132,821	(8.7)
Workforce adjustments	687	3,189	(78.5)
	309,144	360,606	(14.3)
Operating cash flow	86,438	81,793	5.7
Depreciation and amortization	37,162	40,899	(9.1)
Impairment of goodwill and other assets	3,290	214,907	(98.5)
Curtailment gains	45,012	—	NM
Equity in earnings of associated companies	3,466	3,412	1.6
Reduction of investment in TNI	—	9,951	NM
Operating income (loss)	94,464	(180,552)	NM
Non-operating expense, net	(39,216)	(46,323)	(15.3)
Income (loss) before income taxes	55,248	(226,875)	NM
Income tax expense (benefit)	24,309	(69,523)	NM
Income (loss) from continuing operations	30,939	(157,352)	NM
Discontinued operations, net	—	(5)	NM
Net income (loss)	30,939	(157,357)	NM
Net income (loss) attributable to non-controlling interests	42	132	(68.2)
Decrease in redeemable non-controlling interest	—	57,055	NM
Income (loss) attributable to Lee Enterprises, Incorporated	30,897	(100,434)	NM
Other comprehensive income, net	(8,541)	11,076	NM
Comprehensive income (loss)	22,356	(89,358)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	30,897	(100,429)	NM

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic	0.69	(2.26)	NM
Diluted	0.69	(2.26)	NM

References to the 2010 Period refer to the 26 weeks ended March 28, 2010. Similarly, references to the 2009

Period refer to the 26 weeks ended March 29, 2009. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2010 or 2009.

For the 2010 Period, total operating revenue decreased $46,817,000, or 10.6%, compared to the 2009 Period. A small, but growing, number of our enterprises have begun to report positive year-over-year revenue. While still negative year-over-year, advertising revenue trends improved in each month of the 2010 Period from the 2009 Period.

Advertising Revenue

In the 2010 Period, advertising revenue decreased $41,147,000, or 12.6%. On a combined basis, print and online retail advertising decreased 11.4%. Print retail revenue decreased $24,472,000, or 12.7%, in the 2010 Period. A 9.0% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 10.2% in the 2010 year to date period. Retail preprint insertion revenue decreased 6.8%. Online retail advertising increased 12.5%, partially offsetting print declines.

The table below combines print and online advertising revenue and reclassifies certain print revenue reported as retail to classified based on the primary business of the advertiser:
	26 Weeks Ended
(Thousands of Dollars)	March 28 2010	March 29 2009	Percent Change

Retail	175,504	198,126	(11.4)

Classified:
Employment	16,219	23,411	(30.7)
Automotive	19,996	23,813	(16.0)
Real estate	16,245	20,174	(19.5)
Other	30,846	30,959	(0.4)
Total classified revenue	83,306	98,357	(15.3)

On a combined basis, print and online classified revenue decreased 15.3%. Print classified advertising revenue decreased $13,287,000, or 16.1%, in the 2010 Period. Higher rate print employment advertising in our daily newspapers decreased 34.4%, reflecting high unemployment nationally. Print automotive advertising decreased 23.7% amid an industry-wide sales decline. Print real estate advertising decreased 21.4% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 8.5%. Classified advertising rates decreased 11.3%. Online classified advertising decreased 10.1%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:
	26 Weeks Ended
(Thousands of Inches)	March 28 2010	March 29 2009	Percent Change

Retail	5,240	5,760	(9.0)
National	271	259	4.6
Classified	5,278	5,665	(6.8)
	10,789	11,684	(7.7)

On a standalone basis, online advertising revenue increased 2.0% in the 2010 Period. Year-over-year total online advertising turned positive in the month of December 2009.

National advertising decreased $3,063,000, or 13.6%, due to a 4.6% increase in lineage offset by a 22.6% decrease in average national rate. Advertising in niche publications decreased 11.0%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $4,509,000, or 4.8%, in the 2010 Period. Our average daily newspaper circulation units, including TNI and MNI, measured by the Audit Bureau of Circulations, or other independent organizations, decreased 4.8% and Sunday circulation decreased 4.1% for the 2010 Period, compared to the 2009 Period. Research in our larger markets indicates we are reaching an increasingly larger audience in these markets through the combination of [stable] newspaper readership relative to our peers and online growth.

Commercial printing revenue decreased $884,000, or 13.6%, in the 2010 Period. Online services and other revenue decreased $277,000, or 1.8%, in the 2010 Period.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $48,960,000, or 13.7%, in the 2010 Period, and decreased $53,007,000, or 15.2%, on a same property basis.

Compensation expense decreased $17,345,000, or 9.7%, in the 2010 Period, driven by a decline in average full time equivalent employees of 10.7%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $20,064,000, or 43.8%, in the 2010 Period due to decreased usage from less advertising, reduced page sizes and some reduction of content, as well as lower average unit prices. Volume decreased 18.8%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $11,551,000, or 8.7%, in the 2010 Period. Most categories of such costs declined.

Reductions in staffing resulted in workforce adjustment costs totaling $687,000 and $3,189,000 in the 2010 Period and 2009 Period, respectively.

We are engaged in various efforts to continue to reduce our operating expenses in 2010 and beyond. We expect operating expenses, excluding depreciation, amortization and unusual matters, to decline approximately 9.0% in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow increased 5.7% in the 2010 Period compared to the 2009 year to date period. Operating cash flow margin increased to 21.9% from 18.5% in the 2009 Period reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $2,169,000, or 13.0%, in the 2010 Period due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $1,568,000, or 6.5%, in the 2010 Period due to impairment charges in 2009 and 2008, which reduced the balances of amortizable intangible assets.

In the 13 weeks ended March 28, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

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

Because of the timing of the determination of impairment and complexity of the calculations required, the amounts recorded in the 26 weeks ended March 29, 2009 were preliminary. The final analysis, which was completed in the 26 weeks ended June 28, 2009, resulted in additional pretax, non-cash charges.

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

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ending March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ending June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

Equity in earnings in associated companies increased $54,000, or 1.6%, in the 2010 Period. Operations of these businesses were similarly impacted by economic conditions. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000, of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of  $94,464,000 in the 2010 Period and an operating loss of  $180,552,000 in the 2009 Period.

Nonoperating Income and Expense

Financial expense increased $332,000, or 0.9%, to $35,448,000 in the 2010 Period due primarily to termination of an interest rate swap. Our weighted average cost of debt was 4.97% at the end of the 2010 Period compared to 6.02% at the end of the 2009 Period.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the March 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 300 basis points and no payment-in-kind interest will be incurred. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, until April 2010. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 44.0% of income from continuing operations before income taxes in the 2010 Period and income tax benefit of 30.6% of loss from continuing operations before income taxes in the 2009 Period.

In March 2010, as a result of the Affordable Care Act enacted at that time, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. Deferred income tax expense related to curtailment gains also increased the effective tax rate in the 2010 Quarter. The valuation allowance for deferred income tax assets decreased $16,030,000 in the 2009 Period.

As more fully discussed in Note 10 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in February 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, in February 2009 we reversed substantially all of our liability related to the 2010 Redemption. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $30,897,000 in the 2010 Period compared to a loss of $100,434,000 in the 2009 Period. We recorded earnings per diluted common share of $0.69 in the 2010 Period and a loss per diluted common share of $2.26 in the 2009 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.30 in the 2010 Period, compared to $0.17 in the 2009 Period. Per share amounts may not add due to rounding.
	26 Weeks Ended
	March 28 2010		March 29 2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	30,897	0.69	(100,434)	(2.26)
Adjustments:
Impairment of goodwill and other assets, including TNI	3,290		224,858
Curtailment gains	(45,012)		—
Debt financing costs	3,967		14,850
Other, net	1,095		2,665
	(36,660)		242,373
Income tax effect of adjustments, net, and other unusual tax items	17,013		(77,131)
Income tax adjustment related to Affordable Care Act	2,012		—
	(17,635)	(0.40)	165,242	3.72
Income attributable to Lee Enterprises, Incorporated, as adjusted	13,262	0.30	64,808	1.46
Change in redeemable non-controlling interest liability	—	—	(57,055)	(1.28)
Net income attributable to Lee Enterprises, Incorporated, as adjusted	13,262	0.30	7,753	0.17

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $50,519,000 in the 2010 Period and $33,643,000 in the 2009 Period. Operating income substantially improved in the 2010 Period. Depreciation and amortization decreased as discussed under “Results of Operations” above. In the 2010 Period, we also recognized non-cash curtailment gains totaling $45,012,000. Operating losses in the 2009 Period were caused primarily by non-cash charges for impairment of goodwill and other assets, net of the related deferred income tax benefit. The net change in all of the aforementioned factors accounted for the majority of the increase in cash provided between periods. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided in both periods.

Investing Activities

Cash required for investing activities totaled $3,934,000 in the 2010 Period and cash provided from investing activities totaled $114,466,000 in the 2009 Period. Capital spending totaled $4,806,000 in the 2010 Period and $8,398,000 in the 2009 Period and accounted for substantially all of the net usage of funds in the 2010 Period. We liquidated $120,000,000 of our restricted cash and investments in the 2009 Period in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes.

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

Financing Activities

Cash required for financing activities totaled $34,470,000 in the 2010 Period and $157,331,000 in the 2009 Period. Debt reduction accounted for the majority of the usage of funds in both periods. The final dividend declared in 2008 was paid in the 2009 Period, as were certain financing costs related to the 2009 Amendments.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund part of 2010 principal payments required under the Credit Agreement. At March 28, 2010, we had $297,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $63,154,000 available for future use. Including cash and restricted cash, our liquidity at March 28, 2010 totals $92,547,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $34,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 28, 2010.

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

The 2010 Redemption, as discussed more fully in Note 10 to the Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

CHANGES IN LAWS AND REGULATIONS

The Affordable Care Act was enacted into law in March 2010. As a result, in March 2010, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis recently completed by the United States Department of Health and Human Services, input from independent advisors, and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

Higher maximum age for dependent coverage;
Elimination of lifetime benefit caps; and,
Free choice vouchers for certain lower income employees.

Administrative costs are also likely to increase as a result of new compliance reporting. New costs being imposed on other medical care businesses, such as health insurers, pharmaceutical companies and medical device manufacturers, may be passed on to us in the form of higher costs. We may be able to mitigate certain of these future cost increases through changes in plan design.

We do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

INFLATION

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, in theory, decrease or increase, respectively, income from continuing operations before income taxes on an annualized basis by approximately $9,640,000, based on $964,031,000 of floating rate debt outstanding at March 28, 2010.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At March 28, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of April 2010 and our minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

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

Significant declines in North American newsprint demand led to an approximate 45% price decline between December 2008 and August 2009. 2009 declines in newsprint demand were driven by the recessionary pressures on print advertising as well as noteworthy newsprint conservation programs, particularly newspaper page size reductions, initiated in 2008. The 2009 demand decline outpaced the North American newsprint suppliers' ability to reduce newsprint production, which led to excess inventories at both the producer and publisher levels. Most newsprint producers reported late summer 2009 transaction selling prices to be below cash operating costs. This operating loss position, along with the move of the largest North American newsprint producer, AbitibiBowater Inc., and White Birch Paper Holding Company to seek financial reorganization, has sparked several monthly price increase announcements, beginning in September 2009 and continuing through June 2010, certain of which have since been delayed or rescinded. Some North American newsprint producers have removed production capacity on a permanent basis in addition to idling excess capacity on an indefinite, but temporary basis, in an effort to balance capacity with current demand trends and support the announced price increases and their return to a positive cash flow position. The final extent of changes in price, if any, is subject to negotiation between newsprint producers and us.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of March 28, 2010, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

Item 4.       Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 28, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2(c).    Issuer Purchases of Equity Securities

During the 13 weeks ended March 28, 2010, we purchased shares of Common Stock, as noted in the table below, in transactions with participants in our 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price for taxes related to the vesting of restricted Common Stock.
Month(s)	Shares Purchased	Average Price Per Share

March	347	3.57

Item 4.        Other Information

The Annual Meeting of Stockholders of the Company was held on February 17, 2010. Mary E. Junck, Andrew E. Newman and Gordon D. Prichett were elected as directors for three-year terms expiring at the 2013 annual meeting.

Votes were cast for nominees for director as follows:

	For	Withheld	Broker Non-Votes
Mary E. Junck	60,346,627	2,533,953	12,718,915
Andrew E. Newman	59,723,693	3,156,887	12,718,915
Gordon D. Prichett	61,376,463	1,504,117	12,718,915

The stockholders ratified the Audit Committee of the Board of Director's appointment of KPMG LLP to serve as the independent registered public accounting firm to audit our financial statements for 2010 and votes were cast as follows:
	For	Against	Abstain	Broker Non-Votes
Ratify Selection of KPMG LLP	74,186,592	465,789	947,114	—

The stockholders approved adoption of our Amended and Restated 1996 Stock Plan for Non-Employee Directors effective February 17, 2010, and votes were cast as follows:
	For	Against	Abstain	Broker Non-Votes
Amend and Restate the 1996 Stock Plan for Non-Employee Directors	53,512,955	9,281,808	83,817	12,720,915

The stockholders approved adoption of our Amended and Restated 1990 Long-Term Incentive Plan effective January 6, 2010, and votes were cast as follows:
	For	Against	Abstain	Broker Non-Votes
Amend and Restate the 1990 Long-Term Incentive Plan	53,638,319	9,119,430	122,831	12,718,915

Item 6.        Exhibits

Number	Description

10.1	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors, Effective February 17, 2010
10.2	Amended and Restated Lee Enterprises, Incorporated, 1990 Long-Term Incentive Plan, (Effective October 1, 1999, as amended effective January 6, 2010)
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 12, 2010
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)