Form 10-Q
period 2010-06-27
LEE ENTERPRISES, INC
filed 2010-08-11
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 27, 2010

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
Yes [  ]     No [X]

As of June 27, 2010, 39,253,967 shares of Common Stock and 5,692,901 shares of Class B Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars, Except Per Share Data)	June 27 2010	September 27 2009

ASSETS

Current assets:
Cash and cash equivalents	15,177	7,905
Accounts receivable, net	78,631	79,731
Income taxes receivable	—	5,625
Inventories	12,436	13,854
Deferred income taxes	3,638	3,638
Other	11,290	7,354
Total current assets	121,172	118,107
Investments:
Associated companies	58,836	58,073
Restricted cash and investments	9,448	9,324
Other	9,661	9,498
Total investments	77,945	76,895
Property and equipment:
Land and improvements	28,075	30,365
Buildings and improvements	193,902	195,573
Equipment	312,045	316,364
Construction in process	4,166	1,985
	538,188	544,287
Less accumulated depreciation	298,847	281,318
Property and equipment, net	239,341	262,969
Goodwill	433,552	433,552
Other intangible assets, net	569,413	603,348
Other	15,546	20,741

Total assets	1,456,969	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 27 2010	September 27 2009

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	72,000	89,800
Accounts payable	24,687	31,377
Compensation and other accrued liabilities	37,824	42,755
Income taxes payable	4,255	—
Unearned revenue	37,997	37,001
Total current liabilities	176,763	200,933
Long-term debt, net of current maturities	1,030,998	1,079,993
Pension obligations	44,196	45,953
Postretirement and postemployment benefit obligations	7,293	40,687
Other retirement and compensation obligations	1,580	1,539
Deferred income taxes	112,037	93,766
Income taxes payable	13,244	12,839
Other	13,805	16,052
Total liabilities	1,399,916	1,491,762
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,508	78,278
June 27, 2010; 39,254 shares;
September 27,2009; 39,139 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,386	11,552
June 27, 2010; 5,693 shares;
September 27, 2009; 5,776 shares
Additional paid-in capital	139,055	137,713
Accumulated deficit	(184,384)	(225,299)
Accumulated other comprehensive income	12,204	21,354
Total stockholders' equity	56,769	23,598
Non-controlling interests	284	252
Total equity	57,053	23,850
Total liabilities and equity	1,456,969	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Operating revenue:
Advertising	140,813	148,034	425,775	474,146
Circulation	45,072	45,320	135,205	139,962
Other	10,520	10,451	31,007	32,096
Total operating revenue	196,405	203,805	591,987	646,204
Operating expenses:
Compensation	78,372	80,703	239,806	259,481
Newsprint and ink	13,618	15,752	39,373	61,570
Other operating expenses	57,686	61,118	178,954	193,939
Depreciation	6,844	8,055	21,378	24,759
Amortization of intangible assets	11,307	11,597	33,935	35,792
Impairment of goodwill and other assets	—	29,665	3,290	244,572
Workforce adjustments and transition costs	395	1,541	1,082	4,730
Total operating expenses	168,222	208,431	517,818	824,843
Curtailment gains	—	—	45,012	—
Equity in earnings of associated companies	1,934	838	5,401	4,250
Reduction of investment in TNI	—	10,000	—	19,951
Operating income (loss)	30,117	(13,788)	124,582	(194,340)
Non-operating income (expense):
Financial income	63	56	262	1,876
Financial expense	(14,354)	(19,806)	(49,802)	(54,922)
Debt financing costs	(1,997)	(784)	(5,964)	(15,634)
Other, net	—	—	—	1,823
Total non-operating expense, net	(16,288)	(20,534)	(55,504)	(66,857)
Income (loss) from continuing operations before income taxes	13,829	(34,322)	69,078	(261,197)
Income tax expense (benefit)	3,790	(9,830)	28,099	(79,353)
Income (loss) from continuing operations	10,039	(24,492)	40,979	(181,844)
Discontinued operations, net	—	—	—	(5)
Net income (loss)	10,039	(24,492)	40,979	(181,849)
Net income (loss) attributable to non-controlling interests	20	20	63	152
Decrease in redeemable non-controlling interest	—	—	—	57,055
Income (loss) attributable to Lee Enterprises, Incorporated	10,019	(24,512)	40,916	(124,946)
Other comprehensive income (loss), net	(609)	(610)	(9,150)	10,466
Comprehensive income (loss)	9,410	(25,122)	31,766	(114,480)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	10,019	(24,512)	40,916	(124,941)

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic:
Continuing operations	0.22	(0.55)	0.92	(2.81)
Discontinued operations	—	—	—	—
	0.22	(0.55)	0.92	(2.81)

Diluted:
Continuing operations	0.22	(0.55)	0.91	(2.81)
Discontinued operations	—	—	—	—
	0.22	(0.55)	0.91	(2.81)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009

Cash provided by (required for) operating activities:
Net income (loss)	40,979	(181,849)
Results of discontinued operations	—	(5)
Income (loss) from continuing operations	40,979	(181,844)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	55,313	60,551
Impairment of goodwill and other assets	3,290	244,572
Curtailment gains	(45,012)	—
Reduction of investment in TNI	—	19,951
Accretion of debt fair value adjustment	(465)	(3,633)
Stock compensation expense	1,573	2,337
Distributions greater (less) than current earnings of associated companies	(830)	32
Deferred income tax expense (benefit)	18,579	(78,768)
Debt financing costs	5,932	15,634
Changes in operating assets and liabilities:
Decrease in receivables	6,725	20,179
Decrease in inventories and other	1,934	8,451
Decrease in accounts payable, accrued expenses and unearned revenue	(10,573)	(38,525)
Decrease in pension, postretirement and post employment benefits	(1,929)	(4,695)
Change in income taxes receivable or payable	4,660	(6,319)
Other, net	(689)	1,520
Net cash provided by operating activities of continuing operations	79,487	59,443
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	—	(47,777)
Sales or maturities of marketable securities	—	166,109
Purchases of property and equipment	(6,695)	(10,686)
Decrease (increase) in restricted cash	(124)	2,114
Proceeds from sales of assets	1,253	779
Other	47	2,484
Net cash provided by (required for) investing activities of continuing operations	(5,519)	113,023
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	73,800	155,950
Payments on long-term debt	(140,130)	(299,950)
Debt financing costs paid	(200)	(26,005)
Cash dividends paid	—	(8,539)
Common stock transactions, net	(166)	49
Other	—	(2,173)
Net cash required for financing activities of continuing operations	(66,696)	(180,668)
Net cash required for discontinued operations	—	(5)
Net increase (decrease) in cash and cash equivalents	7,272	(8,207)
Cash and cash equivalents:
Beginning of period	7,905	23,459
End of period	15,177	15,252

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1
BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 27, 2010 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2009 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 27, 2010 are not necessarily indicative of the results to be expected for the full year.

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

2
INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related digital operations and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustments and other transition costs of approximately $1,925,000 in 2009, of which $1,093,000 was incurred directly by TNI.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Operating revenue	15,792	17,560	49,880	58,350
Operating expenses, excluding curtailment gain, workforce adjustments, transition costs, depreciation and amortization	13,278	15,877	42,051	51,739
Curtailment gain	—	—	—	(1,332)
Workforce adjustments and transition costs	—	1,093	783	1,195
Operating income	2,514	590	7,046	6,748

Company's 50% share of operating income	1,257	295	3,523	3,374
Less amortization of intangible assets	304	333	852	1,092
Equity in earnings (loss) of TNI	953	(38)	2,671	2,282

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $219,000 and $166,000 in the 13 weeks ended June 27, 2010 and June 28, 2009, respectively, and $87,000 and $1,295,000 in the 39 weeks ended June 27, 2010 and June 28, 2009, respectively.

Annual amortization of intangible assets is estimated to be $1,215,000 in each of the 52 week periods ending June 2011 and June 2012, $1,189,000 in the 52 week period ending June 2013 and $911,000 in the 52 week periods ending June 2014 and June 2015.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Operating revenue	18,977	19,468	57,147	61,173
Operating expenses, excluding depreciation and amortization	15,203	15,957	46,556	52,647
Workforce adjustment and transition costs	12	—	63	302
Depreciation and amortization	598	774	1,750	2,426
Operating income	3,164	2,737	8,778	5,798

Net income	1,962	1,752	5,460	3,936

Equity in earnings of MNI	981	876	2,730	1,968

3
GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying value of goodwill in the 39 weeks ended June 27, 2010.

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 27 2010	September 27 2009

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	361,062	327,133
	524,651	558,580
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,650	28,644
	8	14
	569,413	603,348

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

Annual amortization of intangible assets for each of the 52 week periods ending June 2011, June 2012, June 2013, June 2014 and June 2015 is estimated to be $44,806,000, $43,797,000, $39,347,000, $39,033,000 and $38,993,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $651,080,000 at June 27, 2010, and the $375,000,000 revolving credit facility, which has a balance of $286,425,000 at June 27, 2010, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At June 27, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the June 27, 2010 leverage level, our debt under the Credit Agreement will be priced at a LIBOR margin of 287.5 basis points.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At June 27, 2010, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended June 27, 2010 were $15,526,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Remaining payments in 2010 and 2011 total $15,000,000 and $65,000,000, respectively. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $501,080,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In the 13 weeks ended June 27, 2010, we made a $526,000 payment related to this provision.

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

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At June 27, 2010, we were in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of all our debt, which equals $1,102,005,000 at June 27, 2010, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at June 27, 2010 was 4.95:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 8.5:1 in June 2010 to 7.75:1 in September 2010, decrease to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011 and decrease to 7.0:1 in June 2011. Each change in the leverage ratio limit noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at June 27, 2010 was 2.89:1. The minimum interest expense coverage ratio is 1.45:1 in June 2010 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $164,500,000 remains outstanding at June 27, 2010, was refinanced by the Noteholders until April 2012.

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

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010, at which time it increased to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 which began on June 29, 2009 and an additional principal payment from restricted cash, if any, of up to $4,500,000 in October 2010. In 2010, the $4,000,000 payments due December 28, 2009, March 29, 2010 and June 28, 2010 were made prior to the end of the previous fiscal quarters. In 2009, the $4,000,000 payments due on June 29, 2009 and September 30, 2009 were made prior to the end of the previous fiscal quarters.

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In the 13 weeks ended June 27, 2010, we made a $500,000 payment related to this provision.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (reducing to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. In May 2010, a principal prepayment of $1,000,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer for the 13 weeks ended March 28, 2010. There was no excess cash flow in the 13 weeks ended December 27, 2009, 13 weeks ended June 27, 2010 or in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 4.0:1 at June 27, 2010), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 2.6:1 at June 27, 2010), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At June 27, 2010, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At June 27, 2010, the unaccreted balance totals $993,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund a portion of future principal payments required under the Credit Agreement. At June 27, 2010, we had $286,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $74,154,000 available for future use. Including cash and restricted cash, our liquidity at June 27, 2010 totals $98,779,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $15,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 27, 2010.

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

Other

We paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At June 27, 2010, we have total unamortized financing costs of $13,742,000.

Debt is summarized as follows:

			Interest Rates
(Thousands of Dollars)	June 27 2010	September 27 2009	June 27 2010

Credit Agreement:
A Term Loan	651,080	714,885	4.25
Revolving credit facility	286,425	275,450	4.25
Pulitzer Notes:
Principal amount	164,500	178,000	9.55
Unaccreted fair value adjustment	993	1,458
	1,102,998	1,169,793
Less current maturities	72,000	89,800
	1,030,998	1,079,993

At June 27, 2010, our weighted average cost of debt was 5.04%.

Aggregate maturities of debt in the 52 weeks ending June 2011 and 2012 are $72,000,000 and $1,030,005,000, respectively. In addition, as discussed above, an additional principal payment from restricted cash of up to $4,500,000 may be required in October 2010 under the Pulitzer Notes.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

Pension Plans
	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Service cost for benefits earned during the period	63	269	729	807
Interest cost on projected benefit obligation	2,217	2,388	6,671	7,164
Expected return on plan assets	(2,418)	(2,917)	(7,148)	(8,751)
Amortization of net (gain) loss	113	(295)	339	(885)
Amortization of prior service cost	(34)	(34)	(102)	(102)
	(59)	(589)	489	(1,767)

Postretirement Medical Plans
	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Service cost for benefits earned during the period	41	65	368	592
Interest cost on projected benefit obligation	600	981	2,371	3,843
Expected return on plan assets	(571)	(600)	(1,702)	(1,805)
Amortization of net gain	(629)	(979)	(1,819)	(2,115)
Amortization of prior service cost	(398)	(808)	(1,598)	(1,564)
	(957)	(1,341)	(2,380)	(1,049)

Based on our forecast at June 27, 2010, we expect to contribute $2,600,000 to our postretirement medical plans in 2010.

2010 Changes to Plans

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

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

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		39 Weeks Ended
(Percent of Income (Loss) from Continuing Operations Before Income Taxes)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Computed “expected” income tax expense (benefit)	35.0	(35.0)	35.0	(35.0)
State income taxes, net of federal tax benefit	3.0	(3.0)	3.0	(3.0)
Curtailment gains	—	—	2.4	—
Affordable Care Act	—	—	2.9	—
Impairment of goodwill and other assets	—	9.0	—	12.3
Valuation allowance	—	—	—	(6.1)
Resolution of uncertain tax positions	(2.5)	(0.3)	(0.1)	(0.3)
Other	(8.1)	0.7	(2.5)	1.7
	27.4	(28.6)	40.7	(30.4)

In March 2010, as a result of the Affordable Care Act, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

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

7
EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share. Per share amounts may not add due to rounding.

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 27 2010	June 28 2009	June 27 2010	June 28 2009

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	10,019	(24,512)	40,916	(124,941)
Discontinued operations	—	—	—	(5)
	10,019	(24,512)	40,916	(124,946)

Weighted average common shares	44,898	44,918	44,888	44,962
Less non-vested restricted Common Stock	334	465	335	527
Basic average common shares	44,564	44,453	44,553	44,435
Plus dilutive stock options and restricted Common Stock	477	—	306	—
Diluted average common shares	45,041	44,453	44,859	44,435

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic:
Continuing operations	0.22	(0.55)	0.92	(2.81)
Discontinued operations	—	—	—	—
	0.22	(0.55)	0.92	(2.81)

Diluted:
Continuing operations	0.22	(0.55)	0.91	(2.81)
Discontinued operations	—	—	—	—
	0.22	(0.55)	0.91	(2.81)

For the 13 weeks ended June 27, 2010 and June 28, 2009, we have 198,000 and 229,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share. For the 39 weeks ended June 27, 2010 and June 28, 2009, the weighted average shares not considered in the computation of diluted earnings per share are 207,000 and 229,000, respectively.

8
STOCK OWNERSHIP PLANS

Stock Options

A summary of activity related to our stock option plan is as follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2009	1,009	9.40
Cancelled	(49)	21.68
	960	8.77	8.2	381

Exercisable, June 27, 2010	198	34.56	4.7	—

Total unrecognized compensation expense for unvested stock options as of June 27, 2010 is $820,000, which will be recognized over a weighted average period of 2.1 years.

Restricted Common Stock

The following table summarizes restricted Common Stock activity during the 39 weeks ended June 27, 2010:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2009	453	19.35
Vested	(143)	28.73
Forfeited	(7)	15.02
Outstanding, June 27, 2010	303	15.02

The fair value of restricted Common Stock vested during the 39 weeks ended June 27, 2010 totals $554,000.

Total unrecognized compensation expense for unvested restricted Common Stock as of June 27, 2010 is $673,000, which will be recognized over a weighted average period of less than one year.

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

•
Level 1 - Quoted prices for identical instruments in active markets;
•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of June 27, 2010:

(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 10)	2,300	2,300

There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald liability in the 39 weeks ended June 27, 2010.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. Other investments, consisting of debt and equity securities in a deferred compensation trust, are carried at fair value based upon quoted market prices. Investments totaling $8,608,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $164,500,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of June 27, 2010, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount.

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

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification, which we intend to appeal. During the appeal process, the trial court judge has discretion to determine which aspects of the matter will proceed. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

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

In December 2008, the FASB issued FSP 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for us on September 26, 2010.  The adoption will not have a material effect on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 27, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2009 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income (loss) before depreciation, amortization, impairment of goodwill and other assets, curtailment gains and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

	13 Weeks Ended
(Thousands of Dollars)	June 27 2010	Percent of Revenue	June 28 2009	Percent of Revenue

Operating cash flow	46,334	23.6	44,691	21.9
Less depreciation and amortization	18,151	9.2	19,652	9.6
Less impairment of goodwill and other assets	—	—	29,665	NM
Plus equity in earnings of associated companies	1,934	1.0	838	0.4
Less reduction of investment in TNI	—	—	10,000	NM
Operating income (loss)	30,117	15.3	(13,788)	NM

	39 Weeks Ended
(Thousands of Dollars)	June 27 2010	Percent of Revenue	June 28 2009	Percent of Revenue

Operating cash flow	132,772	22.4	126,484	19.6
Less depreciation and amortization	55,313	9.3	60,551	9.4
Less impairment of goodwill and other assets	3,290	NM	244,572	NM
Plus curtailment gains	45,012	NM	—	—
Plus equity in earnings of associated companies	5,401	0.9	4,250	0.7
Less reduction of investment in TNI	—	—	19,951	NM
Operating income (loss)	124,582	21.0	(194,340)	NM

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

Our critical accounting policies include the following:

•
Goodwill and other intangible assets;
•
Pension, postretirement and postemployment benefit plans;
•
Income taxes;
•
Revenue recognition; and
•
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

In December 2008, the FASB issued FSP 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for us on September 26, 2010.  The adoption will not have a material effect on our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

We are a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, growing digital sites and nearly 300 weekly newspapers and specialty publications in 23 states.

Approximately 72% of our revenue is derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital offerings.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy entered a recession in the three months ended December 2007 and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. United States gross domestic product increased in the twelve months ended June 2010, likely signaling the end of the current recession. Nonetheless, certain key economic indicators, such as unemployment and underemployment, most measures of housing activity and automobile sales remain at recessionary levels. The duration and depth of an economic recession in markets in which we operate may further reduce our future advertising and circulation revenue, operating results and cash flows.

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

In the 39 weeks ended June 27, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

DEBT AND LIQUIDITY

As discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, in February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 27, 2010.

13 WEEKS ENDED JUNE 27, 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 27 2010	June 28 2009	Percent Change

Advertising revenue:
Retail	79,886	85,489	(6.6)
Classified:
Daily newspapers:
Employment	5,775	5,840	(1.1)
Automotive	6,494	7,607	(14.6)
Real estate	5,754	7,324	(21.4)
All other	12,560	12,580	(0.2)
Other publications	7,267	7,384	(1.6)
Total classified	37,850	40,735	(7.1)
Digital	12,914	10,350	24.8
National	7,198	8,305	(13.3)
Niche publications	2,965	3,155	(6.0)
Total advertising revenue	140,813	148,034	(4.9)
Circulation	45,072	45,320	(0.5)
Commercial printing	3,275	3,497	(6.3)
Digital services and other	7,245	6,954	4.2
Total operating revenue	196,405	203,805	(3.6)
Compensation	78,372	80,703	(2.9)
Newsprint and ink	13,618	15,752	(13.5)
Other operating expenses	57,686	61,118	(5.6)
Workforce adjustments and transition costs	395	1,541	(74.4)
	150,071	159,114	(5.7)
Operating cash flow	46,334	44,691	3.7
Depreciation and amortization	18,151	19,652	(7.6)
Impairment of goodwill and other assets	—	29,665	NM
Curtailment gains	—	—	—
Equity in earnings of associated companies	1,934	838	NM
Reduction of investment in TNI	—	10,000	NM
Operating income (loss)	30,117	(13,788)	NM
Non-operating expense, net	(16,288)	(20,534)	(20.7)
Income (loss) before income taxes	13,829	(34,322)	NM
Income tax expense (benefit)	3,790	(9,830)	NM
Income (loss) from continuing operations	10,039	(24,492)	NM
Discontinued operations, net	—	—	—
Net income (loss)	10,039	(24,492)	NM
Net income attributable to non-controlling interests	20	20	—
Income (loss) attributable to Lee Enterprises, Incorporated	10,019	(24,512)	NM
Other comprehensive loss, net	(609)	(610)	NM
Comprehensive income (loss)	9,410	(25,122)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	10,019	(24,512)	NM

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic	0.22	(0.55)	NM
Diluted	0.22	(0.55)	NM

References to the 2010 Quarter refer to the 13 weeks ended June 27, 2010. Similarly, references to the 2009 Quarter refer to the 13 weeks ended June 28, 2009. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2010 or 2009.

For the 2010 Quarter, total operating revenue decreased $7,400,000, or 3.6%, compared to the 2009 Quarter. A small, but growing, number of our enterprises have begun to report positive year-over-year revenue.

Advertising Revenue

In the 2010 Quarter, advertising revenue decreased $7,221,000, or 4.9%. On a combined basis, print and digital retail advertising decreased 4.4%. Print retail revenue decreased $5,603,000, or 6.6%, in the 2010 Quarter. A 2.8% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 6.9% in the 2010 Quarter. Retail preprint insertion revenue decreased 3.7%. Digital retail advertising increased 34.3%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print revenue reported as retail to classified based on the primary business of the advertiser:

	13 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	Percent Change

Retail	84,693	88,592	(4.4)

Classified:
Employment	9,567	9,241	3.5
Automotive	10,446	11,265	(7.3)
Real estate	7,760	9,521	(18.5)
Other	17,713	17,691	0.1
Total classified revenue	45,486	47,718	(4.7)

On a combined basis, print and digital classified revenue decreased 4.7%. Print classified advertising revenue decreased $2,885,000, or 7.1%, in the 2010 Quarter. Higher rate print employment advertising in our daily newspapers decreased 1.1%, reflecting high unemployment nationally, but was more than offset by a 13.1% increase in digital employment advertising. As a result, this category increased 3.5% overall, the first increase since 2007. Print automotive advertising decreased 14.6%. Print real estate advertising decreased 21.4% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising decreased 0.2%. Classified advertising rates decreased 7.1%. Digital classified advertising increased 13.2%, partially offsetting print declines.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	13 Weeks Ended
(Thousands of Inches)	June 27 2010	June 28 2009	Percent Change

Retail	2,599	2,673	(2.8)
National	109	113	(3.5)
Classified	2,950	2,990	(1.3)
	5,658	5,776	(2.0)

On a stand-alone basis, digital advertising revenue increased 24.8% in the 2010 Quarter. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National advertising decreased $1,107,000, or 13.3%, due to a 3.5% decrease in lineage and a 16.1% decrease in average national rate. Advertising in niche publications decreased 6.0%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $248,000, or 0.5%, in the 2010 Quarter. Our unaudited average daily newspaper circulation units, including TNI and MNI, decreased 2.5% and Sunday circulation decreased 3.1% for the 2010 Quarter, compared to the 2009 Quarter. Selective price increases largely offset revenue losses from declines in units sold. Research in our larger markets indicates we are reaching an increasingly larger audience in these markets through the combination of stable newspaper readership and digital growth.

Commercial printing revenue decreased $222,000, or 6.3%, in the 2010 Quarter. Digital services and other revenue increased $291,000, or 4.2%, in the 2010 Quarter.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $7,897,000, or 5.0%, in the 2010 Quarter, and decreased $11,301,000, or 7.3%, on a same property basis.

Compensation expense decreased $2,331,000, or 2.9%, in the 2010 Quarter, driven by a decline in average full time equivalent employees of 5.9%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $2,134,000, or 13.5%, in the 2010 Quarter due to decreased usage from less advertising, reduced page sizes and some reduction of content, as well as lower average unit prices. Volume decreased 5.1% See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $3,432,000, or 5.6%, in the 2010 Quarter. Most categories of such costs declined.

Reductions in staffing resulted in workforce adjustment costs totaling $395,000 and $1,541,000 in the 2010 Quarter and 2009 Quarter, respectively. In the 2009 Quarter, $755,000 of transition costs related to discontinuation of print publications of the Tucson Citizen were incurred.

We are engaged in various efforts to continue to reduce our operating expenses in 2010 and beyond. We expect operating expenses, excluding depreciation, amortization and impairment charges, to decline approximately 0.2% in the 13 weeks ending September 26, 2010 and approximately 9.0% in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow increased 3.7% in the 2010 Quarter compared to the 2009 Quarter. Operating cash flow margin increased to 23.6% from 21.9% in the 2009 Quarter reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $1,211,000, or 15.0%, in the 2010 Quarter due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $290,000, or 2.5%, in the 2010 Quarter due to impairment charges in 2009 and 2008, which reduced the balances of amortizable intangible assets.

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

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

Equity in earnings in associated companies increased $1,096,000 in the 2010 Quarter. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000, of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of $30,117,000 in the 2010 Quarter and an operating loss of $13,788,000 in the 2009 Quarter.

Nonoperating Income and Expense

Financial expense decreased $5,452,000, or 27.5%, to $14,354,000 in the 2010 Quarter due to lower debt balances and lower interest rates. Our weighted average cost of debt was 5.04% at the end of the 2010 Quarter compared to 6.76% at the end of the 2009 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 287.5 basis points and no payment-in-kind interest will be incurred. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009 and increased 0.5% in April 2010 to 9.55% The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 27.4% of income from continuing operations before income taxes in the 2010 Quarter and income tax benefit of 28.6% of loss from continuing operations before income taxes in the 2009 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rate.

As more fully discussed in Note 10 of the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

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

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $10,019,000 in the 2010 Quarter compared to a loss of $24,512,000 in the 2009 Quarter. We recorded earnings per diluted common share of $0.22 in the 2010 Quarter and a loss per diluted common share of $0.55 in the 2009 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.26 in the 2010 Quarter, compared to $0.12 in the 2009 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 27 2010		June 28 2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	10,019	0.22	(24,512)	(0.55)
Adjustments:
Impairment of goodwill and other assets, including TNI	—		39,665
Debt financing costs	1,997		784
Other, net	399		2,088
	2,396		42,537
Income tax effect of adjustments, net, and other unusual tax matters	(838)		(12,737)
	1,558	0.03	29,800	0.67
Income attributable to Lee Enterprises, Incorporated, as adjusted	11,577	0.26	5,288	0.12

39 WEEKS ENDED JUNE 27, 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 27 2010	June 28 2009	Percent Change

Advertising revenue:
Retail	248,200	278,276	(10.8)
Classified:
Daily newspapers:
Employment	15,674	20,939	(25.1)
Automotive	18,778	23,711	(20.8)
Real estate	17,888	22,764	(21.4)
All other	34,250	32,572	5.2
Other publications	20,516	23,293	(11.9)
Total classified	107,106	123,279	(13.1)
Digital	34,876	31,890	9.4
National	26,577	30,747	(13.6)
Niche publications	9,016	9,954	(9.4)
Total advertising revenue	425,775	474,146	(10.2)
Circulation	135,205	139,962	(3.4)
Commercial printing	8,901	10,008	(11.1)
Digital services and other	22,106	22,088	0.1
Total operating revenue	591,987	646,204	(8.4)
Compensation	239,806	259,481	(7.6)
Newsprint and ink	39,373	61,570	(36.1)
Other operating expenses	178,954	193,939	(7.7)
Workforce adjustments and transition costs	1,082	4,730	(77.1)
	459,215	519,720	(11.6)
Operating cash flow	132,772	126,484	5.0
Depreciation and amortization	55,313	60,551	(8.7)
Impairment of goodwill and other assets	3,290	244,572	(98.7)
Curtailment gains	45,012	—	NM
Equity in earnings of associated companies	5,401	4,250	27.1
Reduction of investment in TNI	—	19,951	NM
Operating income (loss)	124,582	(194,340)	NM
Non-operating expense, net	(55,504)	(66,857)	(17.0)
Income (loss) before income taxes	69,078	(261,197)	NM
Income tax expense (benefit)	28,099	(79,353)	NM
Income (loss) from continuing operations	40,979	(181,844)	NM
Discontinued operations, net	—	(5)	NM
Net income (loss)	40,979	(181,849)	NM
Net income attributable to non-controlling interests	63	152	(58.6)
Decrease in redeemable non-controlling interest	—	57,055	NM
Income (loss) attributable to Lee Enterprises, Incorporated	40,916	(124,946)	NM
Other comprehensive income (loss), net	(9,150)	10,466	NM
Comprehensive income (loss)	31,766	(114,480)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	40,916	(124,941)	NM

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic	0.92	(2.81)	NM
Diluted	0.91	(2.81)	NM

References to the 2010 Period refer to the 39 weeks ended June 27, 2010. Similarly, references to the 2009 Period refer to the 39 weeks ended June 28, 2009. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2010 or 2009.

For the 2010 Period, total operating revenue decreased $54,217,000, or 8.4%, compared to the 2009 Period. A small, but growing, number of our enterprises have begun to report positive year-over-year revenue. While still negative year-over-year, advertising revenue trends improved in each month of the 2010 Period from the 2009 Period.

Advertising Revenue

In the 2010 Period, advertising revenue decreased $48,371,000, or 10.2%. On a combined basis, print and digital retail advertising decreased 9.2%. Print retail revenue decreased $30,076,000, or 10.8%, in the 2010 Period. A 7.0% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 9.3% in the 2010 year to date period. Retail preprint insertion revenue decreased 6.5%. Digital retail advertising increased 19.8%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print revenue reported as retail to classified based on the primary business of the advertiser:

	39 Weeks Ended
(Thousands of Dollars)	June 27 2010	June 28 2009	Percent Change

Retail	260,196	286,717	(9.2)

Classified:
Employment	25,787	32,655	(21.0)
Automotive	30,444	35,078	(13.2)
Real estate	24,006	29,693	(19.2)
Other	48,556	48,649	(0.2)
Total classified revenue	128,793	146,075	(11.8)

On a combined basis, print and digital classified revenue decreased 11.8%. Print classified advertising revenue decreased $16,173,000, or 13.1%, in the 2010 Period. Higher rate print employment advertising in our daily newspapers decreased 25.1%, reflecting high unemployment nationally. Print automotive advertising decreased 20.8%. Print real estate advertising decreased 21.4% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 5.2%. Classified advertising rates decreased 9.9%. Digital classified advertising decreased 2.8%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	39 Weeks Ended
(Thousands of Inches)	June 27 2010	June 28 2009	Percent Change

Retail	7,839	8,433	(7.0)
National	379	372	1.9
Classified	8,228	8,655	(4.9)
	16,446	17,460	(5.8)

On a stand-alone basis, digital advertising revenue increased 9.4% in the 2010 Period. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National advertising decreased $4,170,000, or 13.6%, due to a 1.9% increase in lineage offset by a 20.7% decrease in average national rate. Advertising in niche publications decreased 9.4%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue decreased $4,757,000, or 3.4%, in the 2010 Period. Our unaudited average daily newspaper circulation units, including TNI and MNI, decreased 4.5% and Sunday circulation decreased 4.3% for the 2010 Period, compared to the 2009 Period. Research in our larger markets indicates we are reaching an increasingly larger audience in these markets through the combination of stable newspaper readership and digital growth.

Commercial printing revenue decreased $1,107,000, or 11.1%, in the 2010 Period. Digital services and other revenue increased $18,000, or 0.1%, in the 2010 Period.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $56,857,000, or 11.0%, in the 2010 Period, and decreased $64,308,000, or 12.8%, on a same property basis.

Compensation expense decreased $19,675,000, or 7.6%, in the 2010 Period, driven by a decline in average full time equivalent employees of 9.2%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $22,197,000, or 36.1%, in the 2010 Period due to decreased usage from less advertising, reduced page sizes and some reduction of content, as well as lower average unit prices. Volume decreased 14.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $14,985,000, or 7.7%, in the 2010 Period. Most categories of such costs declined.

Reductions in staffing resulted in workforce adjustment costs totaling $1,082,000 and $4,730,000 in the 2010 Period and 2009 Period, respectively. In the 2009 Period, $755,000 of transition costs related to discontinuation of print publications of the Tucson Citizen were incurred.

We are engaged in various efforts to continue to reduce our operating expenses in 2010 and beyond. We expect operating expenses, excluding depreciation, amortization and impairment charges, to decline approximately 0.2% in the 13 weeks ending September 26, 2010 and approximately 9.0% in 2010.

Results of Operations

As a result of the factors noted above, operating cash flow increased 5.0% in the 2010 Period compared to the 2009 Period. Operating cash flow margin increased to 22.4% from 19.6% in the 2009 Period reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $3,381,000, or 13.7%, in the 2010 Period due to lower levels of capital spending in 2009 and 2008. Amortization expense decreased $1,857,000, or 5.2%, in the 2010 Period due to impairment charges in 2009 and 2008, which reduced the balances of amortizable intangible assets.

In the 39 weeks ended June 27, 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

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

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, will reduce 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, will reduce 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in employee cost sharing discussed above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

Equity in earnings in associated companies increased $1,151,000, or 27.1%, in the 2010 Period. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000, of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of $124,582,000 in the 2010 Period and an operating loss of $194,340,000 in the 2009 Period.

Nonoperating Income and Expense

Financial expense decreased $5,120,000, or 9.3%, to $49,802,000 in the 2010 Period due to lower debt balances and lower interest rates. Our weighted average cost of debt was 5.04% at the end of the 2010 Period compared to 6.76% at the end of the 2009 Period.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum plus 287.5 basis points and no payment-in-kind interest will be incurred. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009 and increased 0.5% in April 2010 to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 40.7% of income from continuing operations before income taxes in the 2010 Period and income tax benefit of 30.4% of loss from continuing operations before income taxes in the 2009 Period.

In March 2010, as a result of the Affordable Care Act enacted at that time, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. Deferred income tax expense related to curtailment gains also increased the effective tax rate in the 2010 Period. The valuation allowance for deferred income tax assets decreased $16,030,000 in the 2009 Period. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rate.

As more fully discussed in Note 10 of the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss available to common stockholders. The present value of the 2010 Redemption in February 2009, was approximately $73,602,000.

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

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $40,916,000 in the 2010 Period compared to a loss of $124,946,000 in the 2009 Period. We recorded earnings per diluted common share of $0.91 in the 2010 Period and a loss per diluted common share of $2.81 in the 2009 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.55 in the 2010 Period, compared to $0.29 in the 2009 Period. Per share amounts may not add due to rounding.

	39 Weeks Ended
	June 27 2010		June 28 2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	40,916	0.91	(124,946)	(2.81)
Adjustments:
Impairment of goodwill and other assets, including TNI	3,290		264,523
Curtailment gains	(45,012)		—
Debt financing costs	5,964		15,634
Other, net	1,493		4,753
	(34,265)		284,910
Income tax effect of adjustments, net, and other unusual tax matters	16,175		(89,867)
Income tax adjustment related to new health care legislation	2,012		—
	(16,078)	(0.36)	195,043	4.39
Net income attributable to Lee Enterprises, Incorporated, as adjusted	24,838	0.55	70,097	1.58
Change in redeemable non-controlling interest liability	—	—	(57,055)	(1.28)
Income attributable to Lee Enterprises, Incorporated, as adjusted	24,838	0.55	13,042	0.29

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $79,487,000 in the 2010 Period and $59,443,000 in the 2009 Period. Operating income substantially improved in the 2010 Period. Depreciation and amortization decreased as discussed under “Results of Operations” above. In the 2010 Period, we also recognized non-cash curtailment gains totaling $45,012,000. Operating losses in the 2009 Period were caused primarily by non-cash charges for impairment of goodwill and other assets, net of the related deferred income tax benefit. The net change in all of the aforementioned factors accounted for the majority of the increase in cash provided between periods. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided in both periods.

Investing Activities

Cash required for investing activities totaled $5,519,000 in the 2010 Period and cash provided from investing activities totaled $113,023,000 in the 2009 Period. Capital spending totaled $6,695,000 in the 2010 Period and $10,686,000 in the 2009 Period and accounted for substantially all of the net usage of funds in the 2010 Period. We liquidated $120,000,000 of our restricted cash and investments in the 2009 Period in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and $13,000,000 in 2010, and other requirements, will be available from internally generated funds, or availability under our existing Credit Agreement. The 2009 Amendments, as more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, limit capital expenditures to $29,300,000 in 2010.

Financing Activities

Cash required for financing activities totaled $66,696,000 in the 2010 Period and $180,668,000 in the 2009 Period. Debt reduction accounted for the majority of the usage of funds in both periods. The final dividend declared in 2008 was paid in the 2009 Period, as were financing costs related to the 2009 Amendments.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

We expect to utilize a portion of our capacity under our revolving credit facility to fund a portion of future principal payments required under the Credit Agreement. At June 27, 2010, we had $286,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $74,154,000 available for future use. Including cash and restricted cash, our liquidity at June 27, 2010 totals $98,779,000. This liquidity amount excludes any future cash flows. Remaining mandatory principal payments on debt in 2010 total $15,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all remaining interest payments and substantially all principal payments due in 2010 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 27, 2010.

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

The 2010 Redemption, as discussed more fully in Note 10 of the Notes to Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. The Shelf enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

CHANGES IN LAWS AND REGULATIONS

The Affordable Care Act was enacted into law in March 2010. As a result, in March 2010, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors, and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

•
Higher maximum age for dependent coverage;
•
Elimination of lifetime benefit caps; and,
•
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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, in theory, decrease or increase, respectively, income from continuing operations before income taxes on an annualized basis by approximately $9,375,000, based on $937,505,000 of floating rate debt outstanding at June 27, 2010.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At June 27, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of July 2010 and our minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 95 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

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

Significant declines in North American newsprint demand led to an approximate 45% price decline between December 2008 and August 2009. 2009 declines in newsprint demand were driven by the recessionary pressures on print advertising as well as noteworthy newsprint conservation programs, particularly newspaper page size reductions, initiated in 2008. The 2009 demand decline outpaced the North American newsprint suppliers' ability to reduce newsprint production, which led to excess inventories at both the producer and publisher levels. Most newsprint producers reported late summer 2009 transaction selling prices to be below cash operating costs. This operating loss position, along with the move of the largest North American newsprint producer, AbitibiBowater Inc., and White Birch Paper Holding Company to seek financial reorganization, as well as increased exports, have sparked several monthly price increase announcements, beginning in September 2009 and continuing through September 2010, certain of which have since been delayed or rescinded. Some North American newsprint producers have removed production capacity on a permanent basis in addition to idling excess capacity on an indefinite, but temporary basis, in an effort to balance capacity with current demand trends and support the announced price increases and their return to a positive cash flow position. We expect newsprint costs to be higher year over year, beginning in the 13 weeks ending September 26, 2010. The final extent of changes in price, if any, is subject to negotiation between newsprint producers and us.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of June 27, 2010, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, would likely be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 27, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted plaintiffs' petition for class certification, which we intend to appeal. During the appeal process, the trial court judge has discretion to determine which aspects of the matter will proceed. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices and intend to vigorously contest the action, which is not covered by insurance.

Item 2(c).    Issuer Purchases of Equity Securities

During the 13 weeks ended June 27, 2010, we purchased shares of Common Stock, as noted in the table below, in transactions with participants in our 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay the exercise price for taxes related to the vesting of restricted Common Stock.

Month(s)	Shares Purchased	Average Price Per Share

May	90	3.40

Item 6.        Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	August 11, 2010
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)