Form 10-K
period 2010-09-26
LEE ENTERPRISES, INC
filed 2010-12-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 26, 2010

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
Registrant's telephone number, including area code

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 28, 2010: approximately $141,794,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2010. Common Stock, $2 par value, 39,332,296 shares and Class B Common Stock, $2 par value, 5,618,075 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2011 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company").

References to 2010, 2009, 2008 and the like mean the fiscal years ended the last Sunday in September.

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

PART I

We experienced significant net losses in 2009 and 2008, due primarily to non-cash charges for impairment of goodwill and other assets. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein, for additional information.

ITEM 1. BUSINESS

We are a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 23 states.

The Company was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange (“NYSE”) in 1978. Until 2001, we also operated a number of network-affiliated and satellite television stations. We have acquired and divested a number of businesses since 2001. The most significant of these transactions is discussed more fully below.

PULITZER ACQUISITION

In 2005, we acquired Pulitzer Inc. (“Pulitzer”). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI Partners (“TNI”), as discussed more fully below. The acquisition of Pulitzer increased our paid circulation by more than 50% and revenue by more than 60% at that time. The acquisition was financed primarily with debt.

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and a variety of specialty publications, and supports its related digital products. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

Pulitzer and its subsidiaries and affiliates currently publish 12 daily newspapers and support the related digital products, as well as publish approximately 75 weekly newspapers, shoppers and niche publications that serve markets in the Midwest, Southwest and West. In 2006, we sold the assets of The Daily News in Rhinelander, Wisconsin, the smallest of these newspapers. In 2008, we sold the assets of The Daily Chronicle in DeKalb, Illinois.

TNI Partners

As a result of the acquisition of Pulitzer, we own a 50% interest in TNI, the Tucson, Arizona newspaper partnership. TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and the owner of the remaining 50%, Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co., Inc., (“Gannett”), is responsible for printing, delivery, advertising and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related digital products and specialty publications. In May 2009, Citizen discontinued print publication of the Tucson Citizen.

TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media. Under the amended and restated operating agreement between Star Publishing and Citizen, the Arizona Daily Star remains the separate property of Star Publishing. Results of TNI are accounted for using the equity method. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

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

The TNI agency agreement (“Agency Agreement”), which remains in effect, has governed the operation since 1940. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Agency Agreement expires in 2015, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each. Star Publishing and Citizen also have a reciprocal right of first refusal to acquire the 50% interest in TNI owned by Citizen and Star Publishing, respectively, under certain circumstances.

MADISON NEWSPAPERS

We own 50% of the capital stock of Madison Newspapers, Inc. (“MNI”) and 17% of the nonvoting common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. In 2006, MNI sold the assets of its Shawano, Wisconsin, daily newspaper. In 2008, one of MNI's daily newspapers in Madison, The Capital Times, decreased print publication from six days per week to one day.

ADVERTISING

Approximately 72% of our 2010 revenue was derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase our print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products. Our advertising results have historically benchmarked favorably to national averages, as compiled by the Newspaper Association of America (“NAA”).

Several of our businesses operate in geographic groups of publications, or “clusters” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management and/or production of the publications. Sales penetration can improve if the sales effort is successful in cross-selling advertising into multiple publications and digital. A table under the caption “Daily Newspapers and Markets” in Item 1, included herein, identifies those groups of our newspapers operating in clusters.

Our newspapers, classified and specialty publications, and digital products compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as digital sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of our daily and Sunday newspapers compete with other local daily or weekly newspapers. We estimate we capture a substantial share of the total advertising dollars spent in each of our markets.

The number of competitors in any given market varies. However, all of the forms of competition noted above exist to some degree in our markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1, included herein.

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

Digital advertising consists of display, banner, behavioral targeting, search, rich media, directories, classified or other advertising on websites or mobile devices associated and integrated with our print publications, other digital applications, or on third party affiliated websites, such as Yahoo! Inc. (“Yahoo!”).

National advertising is revenue earned from display advertising space, or for preprinted advertising inserted in the publication, to national accounts, if there is no local retailer representing the account in the market.

Niche publications are specialty publications, such as lifestyle, business, health or home improvement publications that contain significant amounts of advertising.

Our many geographic markets have differences in their advertising rate structures, some of which are highly complex. A single operation has scores of rate alternatives.

The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our enterprises are primarily located in midsize and smaller markets. Historically these markets have been more stable than major metropolitan markets during downturns in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

DIGITAL ADVERTISING AND SERVICES

Our digital activities include websites supporting each of our daily newspapers and certain of our other publications. Certain of our website content is also available through output to mobile devices, including telephones and tablet devices. In addition, we also support a number of discrete mobile applications, such as for high school, college and professional sports. Digital activities of the newspapers are reported and managed as a part of our publishing operations.

In 2007, in conjunction with several other major publishing organizations (“Consortium”), we entered into a strategic alliance with Yahoo!, in which the Consortium offers its classified employment advertising customer base the opportunity to also post job listings and other employment products on Yahoo!'s HotJobs national platform. The HotJobs platform was acquired in August 2010 by Monster Worldwide, Inc., which has assumed the relationship with the Consortium under the original Yahoo! contract. In addition, the Consortium and Yahoo! have worked together to provide new behavioral targeting, search, content and local applications across the newspapers' digital products, further enhancing the value of these sites as a destination for digital users. The Consortium currently includes more than 30 companies and approximately 800 local newspapers across the United States.

We also own 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides digital infrastructure and digital publishing services for more than 1,500 daily and weekly newspapers and shoppers, including those of the Company.

Our digital businesses again experienced rapid growth in the second half of 2010 after recession-related declines in 2009 and 2008. Digital advertising represented 9.3% of total advertising revenue in the 13 weeks ended September 26, 2010.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 82% of adults in our larger markets. Scarborough Research from 2009 estimates the St. Louis Post-Dispatch has the 3rd largest integrated print and digital audience among the top 25 most populated U.S. markets. Readership by young adults is also significant in our larger markets, as summarized in the table below. We are reaching an increasingly larger share of the markets through the combination of stable newspaper readership and rapid digital audience growth, as illustrated in the table below, as well as through additional specialty and niche publications. In 2010, for the first time, we measured use of our daily newspapers by non-readers ("print users").

Audience reach is summarized as follows:

	All Adults				Age 18-29
(Percent, Past Seven Days)	2007	2008	2009	2010	2007	2008	2009	2010

Print users (1)	NA	NA	NA	16	NA	NA	NA	23
Print only readers	48	49	45	43	35	38	38	31
Print and digital readers	13	16	16	15	14	18	15	13
Digital only readers	5	6	7	8	6	9	8	9
Total reach	66	71	68	82	55	65	61	77

Total print reach (1)	61	65	61	74	49	56	53	68
Total digital reach	18	22	23	24	20	27	23	22

(1)	Print users not measured prior to 2010. As a result, print reach in 2010 is not comparable to prior periods presented.
Source:	Lee Enterprises Audience Report, Thoroughbred Research. January - June 2007, 2008, 2009 and 2010.
Markets:	St. Louis, MO, Madison, WI, Escondido, CA, Northwest Indiana, Lincoln, NE, Davenport, IA, Billings, MT, Bloomington, IL, Sioux City, IA, Waterloo, IA
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, print circulation is our largest source of revenue. We generally have not charged for digital access to our content. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales peaked in 1984 and Sunday circulation unit sales peaked in 1990. For the six months ended September 2010, our daily circulation, which includes TNI and MNI, as measured by the Audit Bureau of Circulations (“ABC”) declined 3.9%, and Sunday circulation declined 4.9%. The industry experienced declines of 4.9% daily and 4.4% Sunday.

Growth in print and digital audiences which reached more than 520 million page views and almost 49 million unique visitors in the 13 weeks ended September 26, 2010, can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, headline accuracy, presentation, writing style, tone, type style and reduction of factual errors. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence print circulation. In 2010, the introduction of new mobile and tablet applications positively impacted our digital audiences.

Our enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or bank account withdrawals. Customers using these payment methods have historically higher retention. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with our senior management. Competition for print circulation is generally based on the content, journalistic quality and price of the publication.

Audience competition exists in all markets, even from unpaid products, but is most significant in markets with competing local daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population may be sufficient to support more than one daily newspaper.

Our circulation sales channels continue to evolve through an emphasis on targeted direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	207,145		365,589
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	90,604		130,241
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	87,950		121,947
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	8,859		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,328		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	3,821		—
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	83,877		91,978
North County Times and the Californian	nctimes.com	Escondido and Temecula, CA	69,991		71,290
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	67,137		72,939
Columbus Telegram	columbustelegram.com	Columbus, NE	8,075		9,054
Fremont Tribune	fremonttribune.com	Fremont, NE	7,352		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	5,508		—
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	47,166		62,321
Muscatine Journal	muscatinejournal.com	Muscatine, IA	5,939		—
The Pantagraph	pantagraph.com	Bloomington, IL	39,019		42,906
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	38,870		46,543
Billings Gazette	billingsgazette.com	Billings, MT	38,660	(7)	45,743
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	35,639	(7)	37,948
The Daily Herald	heraldextra.com	Provo, UT	28,916		41,701
Central Illinois Newspaper Group
Herald & Review	herald-review.com	Decatur, IL	28,453	(7)	43,439
Journal Gazette	jg-tc.com	Mattoon, IL	8,247		—
Times-Courier	jg-tc.com	Charleston, IL	5,052		—
The Post-Star	poststar.com	Glens Falls, NY	26,798		30,257
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	26,581		35,387
Winona Daily News	winonadailynews.com	Winona, MN	9,467		10,248
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	5,589	(5)	5,700
The Journal Times	journaltimes.com	Racine, WI	26,373	(7)	29,023
Missoula Group
Missoulian	missoulian.com	Missoula, MT	26,206	(7)	29,460
Ravalli Republic	ravallinews.com	Hamilton, MT	4,794	(8)	—
The Southern Illinoisan	thesouthern.com	Carbondale, IL	25,981		32,218
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	25,490		28,722

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

Rapid City Journal	rapidcityjournal.com	Rapid City, SD	25,185		30,139
Casper Star-Tribune	trib.com	Casper, WY	24,121		26,012
The Daily News	tdn.com	Longview, WA	20,152	(7)	20,078
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	19,431	(7)	21,059
Elko Daily Free Press	elkodaily.com	Elko, NV	5,792	(8)	—
Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	16,351		14,686
The Lompoc Record	lompocrecord.com	Lompoc, CA	4,136	(6)	4,173
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	14,999	(7)	15,581
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	10,284	(7)	10,413
Globe Gazette	globegazette.com	Mason City, IA	14,864	(7)	19,389
Napa Valley Register	napavalleyregister.com	Napa, CA	13,992		13,805
The Times and Democrat	thetandd.com	Orangeburg, SC	13,395	(7)	14,182
Independent Record	helenair.com	Helena, MT	13,292		14,067
The Sentinel	cumberlink.com	Carlisle, PA	12,780	(7)	14,129
The Montana Standard	mtstandard.com	Butte, MT	12,556	(7)	12,710
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	10,392	(7)	10,803
The World	theworldlink.com	Coos Bay, OR	10,260		—
The Sentinel	hanfordsentinel.com	Hanford, CA	9,575		—
The Garden Island	kauaiworld.com	Lihue, HI	9,122	(7)	8,762
The Citizen	auburnpub.com	Auburn, NY	8,903		11,033
The Ledger Independent	maysville-online.com	Maysville, KY	7,004		—
Daily Journal	dailyjournalonline.com	Park Hills, MO	6,478	(7)	6,886
			1,380,951		1,652,561

(1)	Source: ABC: Six months ended September 2010, unless otherwise noted.
(2)	Daily amounts are Monday - Friday average, unless otherwise noted.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI.
(5)	Daily amounts are Monday - Thursday average and Saturday.
(6)	Daily amounts are Tuesday - Friday average.
(7)	Daily amounts are Monday - Saturday average.
(8)	Source: Company statistics.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. Between September 2009 and September 2010, the Resource Information Systems Incorporated ("RISI") 30-pound index rose 43.4% in the eastern United States and 40.2% in the west. Price fluctuations can have a significant effect on our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our executive team members as of November 30, 2010:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	63	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	52	August 1987	February 2006	Vice President - News

Paul M. Farrell	54	May 2007	May 2007	Vice President - Sales & Marketing

Suzanna M. Frank	40	December 2003	March 2008	Vice President - Audience

Karen J. Guest	57	July 2006	July 2006	Vice President - Law and Chief Legal Officer

Michael R. Gulledge	50	October 1982	May 2005	Vice President - Publishing

Daniel K. Hayes	65	September 1969	September 2005	Vice President - Corporate Communications

Brian E. Kardell	47	January 1991	August 2003	Vice President - Production and Chief Information Officer

Vytenis P. Kuraitis	62	August 1994	January 1997	Vice President - Human Resources

Kevin D. Mowbray	48	September 1986	November 2004	Vice President - Publishing

Gregory P. Schermer	56	February 1989	November 1997	Vice President - Interactive Media

Carl G. Schmidt	54	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	58	April 1976	November 1999	Vice President - Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002.

Joyce L. Dehli was appointed Vice President - News in February 2006. From April 2005 to February 2006, she served as Director of Editorial Development.

Paul M. Farrell was appointed Vice President - Sales & Marketing in May 2007. From 2004 to May 2007 he served as Senior Vice President of The Providence Journal Co., a subsidiary of A.H. Belo Corp.

Suzanna M. Frank was appointed Vice President - Audience in March 2008. From 2003 to March 2008 she served as Director of Research and Marketing.

Karen J. Guest was appointed Vice President - Law and Chief Legal Officer in July 2006. From 2003 until July 2006, she served as General Counsel to PAJ, Inc.

Michael R. Gulledge was elected a Vice President - Publishing in May 2005 and named Publisher of the Billings Gazette in 2000.

Daniel K. Hayes was appointed Vice President - Corporate Communications in September 2005.

Brian E. Kardell was appointed Vice President - Production and Chief Information Officer in 2003.

Vytenis P. Kuraitis was elected Vice President - Human Resources in 1997.

Kevin D. Mowbray was elected a Vice President - Publishing in November 2004 and named Publisher of the St. Louis Post-Dispatch in May 2006.

Gregory P. Schermer was elected Vice President - Interactive Media in 1997. He was elected to the Board of Directors of the Company in 1999. From 1989 to July 2006, he also served as Corporate Counsel of the Company.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in 2001. Since 2007, he has also served as a Vice President - Publishing.

Greg R. Veon was elected a Vice President - Publishing in 1999.

EMPLOYEES

At September 26, 2010, we had approximately 6,815 employees, including approximately 1,745 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees at September 26, 2010 totaled approximately 6,098. We consider our relationships with our employees to be good.

Bargaining unit employees represent 593 or 71%, of the total employees of the St. Louis Post-Dispatch. The St. Louis Post-Dispatch has contracts with bargaining unit employees with expiration dates through 2015. New contracts were reached with various units in the last several years: the St. Louis Newspaper Guild/CWA Local 36047 ("St. Louis Newspaper Guild") (240 employees) was signed in 2010 and expires in 2015; Miscellaneous Drivers, Helpers, and Health Care and Public Employee's Local Union 610 (10 dock employees) was signed in 2011 and expires in 2014; the CWA Local 6300, Print and Media Sector (5 typographical employees) was signed in 2009 and expires in 2012; the Graphic Communications Conference/IBT Local 38N (75 press operators) was signed in 2006 and expires in 2012; the International Association of Machinists and Aerospace Workers, District No. 9 (9 machinists) was signed in 2008 and expires in 2011; the International Association of Machinists and Aerospace Workers, District No. 9 (6 electricians) was signed in 2008 and expires in 2011; and the Communication Workers of America AFL-CIO Local 14620 (248 mailers) was signed in 2004 and expires in 2011.

Approximately 68 employees in six additional locations are represented by collective bargaining units. Contracts at two of these locations have expired and negotiations are ongoing.

In 2009, employees of selected departments of The Pantagraph, in an election conducted by the National Labor Relations Board, overwhelmingly rejected an organization attempt by the St. Louis Newspaper Guild.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

We have a long, substantial history of sound corporate governance practices. The Board of Directors has a lead independent director, and has had one for many years. Currently, nine of eleven members of the Board of Directors are independent, as are all members of the Board's Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.

At www.lee.net, one may access a wide variety of information, including news releases, Securities and Exchange Commission ("SEC") filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and digital links. We make available via our website all filings made by the Company under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

Risk exists that our past results may not be indicative of future results. A discussion of our risk factors follows. See also, “Forward-Looking Statements”, included herein. In addition, a number of other factors (those identified elsewhere in this document) may cause actual results to differ materially from expectations.

DEBT AND LIQUIDITY

We May Have Insufficient Earnings Or Liquidity To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7, “Liquidity and Capital Resources” and Note 7 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012.

At September 26, 2010, we had $285,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 26, 2010 totals $104,722,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2011 total $81,500,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 26, 2010.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates as all interest rate swaps and collars expired or were terminated. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation”, and Item 7A, “Interest Rates”, included herein, for additional information on the risks associated with our financing arrangements.

ECONOMIC CONDITIONS

General Economic Conditions May Continue To Impact Our Revenue And Operating Results

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and have still not recovered to pre-recession levels. 2010, 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

OPERATING REVENUE

Our Revenue May Not Return To Historical Levels

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both locally and nationally.

Operating revenue in most categories decreased in 2010, 2009 and 2008 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which, until 2008, had been rising significantly and began to rise again in 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional media to digital media. We expect that advertisers will allocate greater portions of their future budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. To the extent that advertisers shift advertising expenditures to other media outlets, including those on the Internet, the profitability of our business may continue to be impacted.

The rates we charge for advertising are, in part, related to the size of the audience of our publications and digital products. There is significant competition for readers and viewers from other media. Our business may be adversely affected to the extent individuals decide to obtain news, entertainment, classified listings and local shopping information from Internet-based or other media, to the exclusion of our outlets for such information.

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. Our retail revenue is also being impacted by the current economic environment. For example, a decline in the housing market negatively impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by the current economic environment. In 2008, as the recession accelerated, employment classified advertising, including both print and digital, declined as unemployment increased. This trend began to reverse in 2010.

In 2010, 2009 and 2008, real estate classified advertising also suffered declines due primarily to cyclical issues, such as declining sale prices and an increase in unsold homes, affecting the residential real estate market nationally. In 2009 this decline accelerated due to the access to, and limitations on, residential mortgage funding.

Automotive classified advertising revenue declined in 2010, 2009 and 2008, due to industry-wide issues affecting certain domestic auto manufacturers and the overall decline in economic conditions leading to the last recession.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

Circulation

Though our overall audience is growing and our circulation unit results have historically benchmarked favorably to national averages, as compiled by the ABC, circulation unit sales have nonetheless been declining fractionally for several years. The possibility exists that future circulation price increases may be difficult to accomplish as a result of future declines in circulation unit sales, and that price decreases may be necessary to retain or grow circulation unit volume. We are reaching increasingly larger audiences through stable newspaper readership and rapid digital audience growth. Nonetheless, declines in circulation unit sales could also adversely impact advertising revenue.

In addition, as audience attention increasingly focuses on digital media, circulation of our newspapers may be adversely affected, which may decrease circulation revenue and exacerbate declines in print advertising. If we are not successful in growing our digital businesses to offset declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

See Item 1, “Audiences”, included herein, for additional information on the risks associated with circulation revenue.

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced operating expenses, excluding depreciation, amortization, impairment charges and other unusual costs, by $60,060,000, or 9.0%, in 2010, by $150,033,000, or 18.3%, in 2009 and by $26,995,000, or 3.2%, in 2008. Such expense reductions are not expected to significantly impact our ability to deliver advertising and content to our customers.

As a result of the significant reductions of our cost structure we have achieved since 2007, future cost reductions will be more difficult to accomplish. 2011 operating expenses, excluding depreciation and amortization, are expected to increase less than 1%.

Newsprint comprises a significant amount of our operating costs. See Item 1, “Newsprint” and Item 7A, “Commodities” included herein, for additional information on the risks associated with changes in newsprint costs.

GOODWILL AND OTHER INTANGIBLE ASSETS

We May Incur Additional Non-Cash Impairment Charges

We have significant amounts of goodwill and identified intangible assets. In 2009 and 2008, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

EQUITY CAPITAL

A Decrease In Our Stock Price May Limit The Ability To Trade Our Stock
Or For The Company To Raise Equity Capital

As of December 24, 2008, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In December 2008, the NYSE notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Subsequent to that date, the NYSE temporarily suspended the standard through July 2009, and extended our six-month cure period until December 2009. In September 2009, the NYSE notified us that our average share price had risen sufficiently to cure the share price deficiency. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split. All of these factors, along with volatile equity market conditions, could limit our ability to raise new equity capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The initial lease term expires in 2019.

All of our principal printing facilities except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis (as described below) and leased land for the Helena, Montana and Lihue, Hawaii plants, are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped. With the exception of St. Louis, none of our facilities is individually significant to our business.

Information related to St. Louis facilities at September 26, 2010 is as follows:

(Square Feet)	Owned	Leased

PD LLC	749,000	23,000
Suburban Journals	89,000	39,000

Several of our daily newspapers, as well as many of our and MNI's nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

Our newspapers and other publications have formal or informal backup arrangements for printing in the event of a disruption in production capability.

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

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case will proceed in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NYSE. Class B Common Stock is not traded on an exchange but is readily convertible to Common Stock. Class B Common Stock was issued to our stockholders of record in 1986 pursuant to a 100% stock dividend and is converted at sale, or at the option of the holder, into Common Stock. The table below includes the high and low prices of Common Stock for each calendar quarter during the past three years, the closing price at the end of each quarter and dividends per common share.

	Quarter Ended
(Dollars)	December	March	June	September

STOCK PRICES

2010
High	4.50	4.77	4.52	3.15
Low	2.15	2.96	2.49	1.93
Closing	3.47	3.39	2.57	2.68

2009
High	3.97	0.65	1.89	3.43
Low	0.30	0.24	0.29	0.50
Closing	0.41	0.28	0.53	2.75

2008
High	17.96	14.91	11.32	5.00
Low	13.61	9.26	4.21	2.22
Closing	14.53	10.76	4.40	3.35

DIVIDENDS

2008	0.19	0.19	0.19	0.19

Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. For a more complete description of the relative rights of Common Stock and Class B Common Stock, including conversion provisions of Class B Common Stock, see Note 12 of the Notes to Consolidated Financial Statements, included herein.

At September 26, 2010, we had 6,825 holders of Common Stock and 1,176 holders of Class B Common Stock.

In 2008, 1,722,280 shares were acquired and returned to authorized shares at an average price of $10.98.

The 2009 Amendments to our Credit Agreement require us to suspend stockholder dividends and share repurchases through April 2012. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a Peer Group Index, in each case for the five years ended September 30, 2010 (with September 30, 2005 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2005 in stock of the Company, the Peer Group and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2005	2006	2007	2008	2009	2010

Lee Enterprises, Incorporated	100.00	60.81	38.62	9.68	7.61	7.41
Peer Group Index	100.00	86.02	73.23	47.89	37.37	35.84
S&P 500 Stock Index	100.00	110.79	129.01	100.66	93.7	103.22

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of nine U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, Media General, Inc., The New York Times Company, The E.W. Scripps Company, and The Washington Post Company. Sun-Times Media Group, Inc., which was previously included in the Peer Group Index, is no longer publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2010	2009	2008	2007	2006

OPERATING RESULTS (1)

Operating revenue	780,648	842,030	1,028,868	1,120,194	1,121,390
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	609,745	675,035	821,846	853,375	843,577
Depreciation and amortization	73,179	79,599	91,078	92,700	90,276
Impairment of goodwill and other assets (2)	3,290	245,953	1,070,808	—	4,837
Curtailment gains	45,012	—	—	3,731	—
Equity in earnings of associated companies	7,746	5,120	10,211	20,124	20,739
Reduction in investment in TNI (2)	—	19,951	104,478	—	—
Operating income (loss)	147,192	(173,388)	(1,049,131)	197,974	203,439
Financial income	411	1,886	5,857	7,613	6,054
Financial expense	(71,631)	(92,892)	(71,472)	(90,341)	(95,939)

Income (loss) from continuing operations	46,178	(180,062)	(871,228)	81,397	72,009
Discontinued operations	—	(5)	285	671	54
Net income (loss)	46,178	(180,067)	(870,943)	82,068	72,063

Income (loss) attributable to Lee Enterprises, Incorporated	46,105	(123,191)	(880,316)	80,999	70,832

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	46,105	(123,186)	(880,601)	80,328	70,778

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	1.03	(2.77)	(19.65)	1.76	1.56
Discontinued operations	—	—	0.01	0.01	—
	1.03	(2.77)	(19.64)	1.77	1.56

Diluted:
Continuing operations	1.03	(2.77)	(19.65)	1.75	1.55
Discontinued operations	—	—	0.01	0.01	—
	1.03	(2.77)	(19.64)	1.77	1.56

Weighted average common shares:
Basic	44,555	44,442	44,813	45,671	45,421
Diluted	44,955	44,442	44,813	45,804	45,546

Dividends per common share	—	—	0.76	0.72	0.72

BALANCE SHEET INFORMATION (End of Year)

Total assets	1,440,116	1,515,612	2,016,367	3,260,963	3,329,809
Debt, including current maturities (3)	1,081,590	1,168,335	1,332,375	1,395,625	1,525,000
Debt, net of cash, restricted cash and investments (3)	1,052,545	1,151,106	1,182,856	1,284,565	1,420,302
Stockholders' equity	56,823	23,598	155,518	1,086,442	990,625

(1)	Results of discontinued operations have been restated for all periods presented.

(2)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2010	2009	2008

Goodwill	—	193,471	908,977
Nonamortized intangible assets	—	14,055	13,027
Amortizable intangible assets	—	33,848	143,785
Property and equipment	3,290	4,579	5,019
	3,290	245,953	1,070,808
Reduction in investment in TNI	—	19,951	104,478
	3,290	265,904	1,175,286

(3)	Principal amount, excluding fair value adjustments. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 26, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands of Dollars)	2010	Percent of Revenue	2009	Percent of Revenue	2008	Percent of Revenue

Operating cash flow	170,903	21.9	166,995	19.8	207,022	20.1
Depreciation and amortization	(73,179)	(9.4)	(79,599)	(9.5)	(91,078)	(8.9)
Impairment of goodwill and other assets	(3,290)	(0.4)	(245,953)	(29.2)	(1,070,808)	NM
Curtailment gains	45,012	5.8	—	—	—	—
Equity in earnings of associated companies	7,746	1.0	5,120	0.6	10,211	1.0
Reduction in investment in TNI	—	—	(19,951)	(2.4)	(104,478)	(10.2)
Operating income (loss)	147,192	18.9	(173,388)	NM	(1,049,131)	NM

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

Reconciliations of adjusted net income and adjusted earnings per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 7, included herein, under the caption “Overall Results”.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Additional information follows with regard to certain of the most critical of our accounting policies.

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

We analyze goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of our intangible assets.

Due primarily to the continuing, and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008 and again in 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2008 and 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009 and 2010. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2010	2009	2008

Goodwill	—	193,471	908,977
Nonamortized intangible assets	—	14,055	13,027
Amortizable intangible assets	—	33,848	143,785
Property and equipment	3,290	4,579	5,019
	3,290	245,953	1,070,808
Reduction in investment in TNI	—	19,951	104,478
	3,290	265,904	1,175,286

We review our amortizable intangible assets for impairment when indicators of impairment are present. We assess recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

We also periodically evaluate our determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share.

At September 26, 2010, our fair value exceeds carrying value. Based on substantial impairment charges recorded in both 2009 and 2008, and the most recent testing performed at September 26, 2010, we do not believe our reporting unit is at risk of failing future goodwill impairment testing. However, future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could affect this determination.

Pension, Postretirement and Postemployment Benefit Plans

We evaluate our liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors, as applicable. If we used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

Increases in market interest rates, which may impact plan assumptions, generally result in lower service costs for current employees, higher interest expense and lower liabilities. Actual returns on plan assets that are lower than the plan assumptions will generally result in decreases in a plan's funded status and may necessitate additional contributions.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Recent changes in accounting for uncertain tax positions can result in additional variability in our effective income tax rate.

We file income tax returns with the Internal Revenue Service (“IRS”) and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for publications or advance payments for advertising.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts.

Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

An increasing frequency of large claims, deterioration in overall claim experience or changes in federal or state laws affecting our liability for such claims could increase the volatility of expenses for such self-insured risks.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2010, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation.  FASB ASC 810 requires that noncontrolling interests be reported as a separate component of stockholders' equity.  Net income (loss) including the portion attributable to our noncontrolling interests is included in net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and will continue to be used to determine earnings (loss) per common share.  FASB ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and prior period information has been reclassified accordingly.  Adoption of FASB ASC 810 did not have a material effect on our Consolidated Financial Statements.

In 2010, we adopted FASB Staff Position ("FSP") 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  Adoption of FSP 132(R)-1 did not have a material effect on our Consolidated Financial Statements.

CONTINUING OPERATIONS

2010 vs. 2009

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2010	2009	Percent Change

Advertising revenue:
Retail	322,961	358,104	(9.8)
Classified:
Daily newspapers:
Employment	21,393	26,489	(19.2)
Automotive	25,063	30,465	(17.7)
Real estate	23,587	30,066	(21.5)
All other	46,039	44,635	3.1
Other publications	27,762	30,660	(9.5)
Total classified	143,844	162,315	(11.4)
Digital	47,290	42,073	12.4
National	33,749	39,047	(13.6)
Niche publications	12,260	13,135	(6.7)
Total advertising revenue	560,104	614,674	(8.9)
Circulation	179,851	185,154	(2.9)
Commercial printing	11,762	12,895	(8.8)
Digital services and other	28,931	29,307	(1.3)
Total operating revenue	780,648	842,030	(7.3)
Compensation	315,698	339,014	(6.9)
Newsprint and ink	54,436	72,311	(24.7)
Other operating expenses	238,191	257,060	(7.3)
Workforce adjustments and transition costs	1,420	6,650	(78.6)
	609,745	675,035	(9.7)
Operating cash flow	170,903	166,995	2.3
Depreciation and amortization	73,179	79,599	(8.1)
Impairment of goodwill and other assets	3,290	245,953	(98.7)
Curtailment gains	45,012	—	NM
Equity in earnings of associated companies	7,746	5,120	51.3
Reduction in investment in TNI	—	19,951	NM
Operating income (loss)	147,192	(173,388)	NM
Non-operating expense, net	72,392	89,183	(18.8)
Income (loss) from before income taxes	74,800	(262,571)	NM
Income tax expense (benefit)	28,622	(82,509)	NM
Income (loss) from continuing operations	46,178	(180,062)	NM
Discontinued operations, net	—	(5)	NM
Net income (loss)	46,178	(180,067)	NM
Net income attributable to non-controlling interests	(73)	(179)	(59.2)
Decrease in redeemable non-controlling interest	—	57,055	NM
Income (loss) attributable to Lee Enterprises, Incorporated	46,105	(123,191)	NM
Other comprehensive loss, net	(14,704)	(21,839)	(32.7)
Comprehensive income (loss)	31,401	(145,030)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	46,105	(123,186)	NM

Earnings (loss) per common share attributable to Lee Enterprises, Incorporated:
Basic	1.03	(2.77)	NM
Diluted	1.03	(2.77)	NM

Total operating revenue decreased 7.3% in 2010. 2010 and 2009 revenue, operating results and cash flows were significantly impacted by the economic recession that began in December 2007 and ended in June 2009. It is widely believed certain elements of the economy, such as employment, housing and auto sales, were in decline prior to December 2007 and have still not recovered to pre-recession levels. The duration and depth of the economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. In the 13 weeks ending December 26, 2010, we expect total operating revenue to decrease approximately 1.0%.

Advertising Revenue

In 2010, advertising revenue decreased $54,570,000, or 8.9%. On a combined basis, print and digital retail advertising decreased 8.1%. Print retail revenue decreased $35,143,000, or 9.8%, in 2010. A 6.4% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Average retail rates, excluding preprint insertions, decreased 8.6% in 2010. Retail preprint insertion revenue decreased 5.4%. Digital retail advertising increased 24.0%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands of Dollars)	2010	2009	Percent Change

Retail	339,219	369,304	(8.1)

Classified:
Employment	35,470	41,626	(14.8)
Automotive	40,823	45,574	(10.4)
Real estate	31,647	39,331	(19.5)
Other	65,332	65,715	(0.6)
Total classified revenue	173,272	192,246	(9.9)

On a combined basis, print and digital classified revenue decreased 9.9%. Print classified advertising revenue decreased $18,471,000, or 11.4%, in 2010. Higher rate print employment advertising at the daily newspapers decreased 19.2% for the year, reflecting high unemployment nationally. Print automotive advertising decreased 17.7%. Print real estate advertising decreased 21.5% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 3.1%. Classified advertising rates decreased 8.9%. Digital classified advertising decreased 0.2%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

(Thousands of Inches)	2010	2009	Percent Change

Retail	10,287	10,993	(6.4)
Classified	11,137	11,607	(4.0)
National	475	488	(2.7)
	21,899	23,088	(5.2)

On a stand-alone basis, digital advertising revenue increased 12.4% in 2010. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National advertising decreased $5,298,000, or 13.6%, in 2010 due to a 2.7% decline in lineage and a 19.9% decrease in average national rate. Advertising in niche publications decreased 6.7%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the NAA.

Circulation and Other Revenue

Circulation revenue decreased $5,303,000, or 2.9% in 2010. Our daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 3.9% for the six months ended September 2010, compared to the same period in 2009, and Sunday circulation declined 4.9%, compared with industry average declines of 4.9% daily and 4.4% Sunday. Factors contributing to the declines include selective price increases and general economic conditions. For the six months ended March 2010, total average daily circulation units, including TNI and MNI, declined 4.8% and Sunday circulation decreased 4.1%. Research in our larger markets indicates we are reaching an increasingly larger share of the markets through the combination of stable newspaper readership and rapid digital audience growth.

Commercial printing revenue decreased $1,133,000, or 8.8%, in 2010. Digital services and other revenue decreased $376,000, or 1.3%, in 2010.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $60,060,000, or 9.0%, in 2010.

Compensation expense decreased $23,316,000, or 6.9%, in 2010 driven by a decline in average full time equivalent employees of 8.2%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $17,875,000, or 24.7% in 2010, a result of a reduction in newsprint volume of 12.8% and lower cost of newsprint for most of the year. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization or unusual matters, decreased $18,869,000, or 7.3%, in 2010.

Reductions in staffing resulted in workforce adjustment costs totaling $1,420,000 and $5,813,000 in 2010 and 2009, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect our operating expenses, excluding depreciation, amortization and unusual costs, to decline approximately 1% in the 13 weeks ending December 26, 2010, compared to the prior year period and increase less than 1% in 2011.

Results of Operations

As a result of the factors noted above, operating cash flow increased 2.3% to $170,903,000 in 2010 from $166,995,000 in 2009. Operating cash flow margin increased to 21.9% from 19.8% in 2009 reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses, as well as decreased workforce adjustment and transition costs in 2010.

Depreciation expense decreased $4,836,000, or 14.7% due to lower levels of capital spending in 2010 and 2009. Amortization expense decreased $1,584,000, or 3.4%, in 2010 due to impairment charges in 2009, which reduced the balances of amortizable intangible assets.

In 2010, we reduced the carrying value of equipment no longer in use by $3,290,000.

Due primarily to the continuing and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2009 and 2010. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2010	2009

Goodwill	—	193,471
Nonamortized intangible assets	—	14,055
Amortizable intangible assets	—	33,848
Property and equipment	3,290	4,579
	3,290	245,953
Reduction in investment in TNI	—	19,951
	3,290	265,904

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000 which were recognized in the 13 weeks ended December 27, 2009, reduced 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective in April 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, reduced 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in participant premium cost sharing, as discussed more fully above, were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in employee premiums and elimination of coverage for certain participants. The changes are expected to reduce annual net periodic postretirement medical cost beginning in January 2011 and will reduce the benefit obligation by up to $15,000,000. We will also recognize non-cash curtailment gains of up to $10,000,000 related to certain of the changes in 2011.

Equity in earnings in associated companies increased $2,626,000, or 51.3%, in 2010. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000 of which $1,093,000 was incurred directly by TNI.

The factors noted above resulted in operating income of $147,192,000 in 2010 and an operating loss of $173,388,000 in 2009.

Non-Operating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $21,261,000, or 22.9%, to $71,631,000 in 2010 due to lower debt balances and lower interest rates.

As discussed more fully (and certain capitalized terms used below defined) under Item 7, “Liquidity and Capital Resources”, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the September 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 2.875%. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, and increased 0.5% in April 2010 to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized an income tax expense of 38.3% of income from continuing operations before income taxes in 2010 and income tax benefit of 31.4% of loss from continuing operations before income taxes in 2009.

In March 2010, as a result of health care legislation enacted at that time, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. Deferred income tax expense related to curtailment gains also increased the effective tax rate in 2010. See Note 14 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rates to the actual tax rates.

As discussed more fully (and certain capitalized terms used below defined) in Note 19 of the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009, we accrued increases in the liability totaling $1,466,000, which increased loss attributable to Lee Enterprises, Incorporated. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, we reversed substantially all of our liability related to the 2010 Redemption in 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $46,105,000 in 2010 compared with a loss of $123,191,000 in 2009. We recorded earnings per diluted common share of $1.03 in 2010 and a loss per diluted common share of $2.77 in 2009. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.71 in 2010, compared to $0.35 in 2009. Per share amounts may not add due to rounding.

	2010		2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	46,105	1.03	(123,191)	(2.77)
Adjustments:
Impairment of goodwill and other assets, including TNI	3,290		265,904
Curtailment gains	(45,012)		—
Debt financing costs	8,514		17,467
Other, net	1,960		6,848
	(31,248)		290,219
Income tax effect of adjustments, net, and other unusual tax matters	17,167		(94,518)
	(14,081)	(0.31)	195,701	4.40
Net income, as adjusted	32,024	0.71	72,510	1.63
Change in redeemable non-controlling interest liability	—	—	(57,055)	(1.28)
Income attributable to Lee Enterprises, Incorporated, as adjusted	32,024	0.71	15,455	0.35

2009 vs. 2008

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2009	2008	Percent Change

Advertising revenue:
Retail	358,104	434,069	(17.5)
Classified:
Daily newspapers:
Employment	26,489	59,457	(55.4)
Automotive	30,465	45,388	(32.9)
Real estate	30,066	43,282	(30.5)
All other	44,635	43,006	3.8
Other publications	30,660	43,361	(29.3)
Total classified	162,315	234,494	(30.8)
Digital	42,073	55,119	(23.7)
National	39,047	44,143	(11.5)
Niche publications	13,135	15,874	(17.3)
Total advertising revenue	614,674	783,699	(21.6)
Circulation	185,154	195,457	(5.3)
Commercial printing	12,895	15,993	(19.4)
Digital services and other	29,307	33,719	(13.1)
Total operating revenue	842,030	1,028,868	(18.2)
Compensation	339,014	421,652	(19.6)
Newsprint and ink	72,311	103,926	(30.4)
Other operating expenses	257,060	292,840	(12.2)
Workforce adjustments and transition costs	6,650	3,428	94.0
	675,035	821,846	(17.9)
Operating cash flow	166,995	207,022	(19.3)
Depreciation and amortization	79,599	91,078	(12.6)
Impairment of goodwill and other assets	245,953	1,070,808	(77.0)
Equity in earnings of associated companies	5,120	10,211	(49.9)
Reduction in investment in TNI	19,951	104,478	(80.9)
Operating loss	(173,388)	(1,049,131)	(83.5)
Non-operating expense, net	89,183	64,730	37.8
Loss before income taxes	(262,571)	(1,113,861)	(76.4)
Income tax benefit	(82,509)	(242,633)	(66.0)
Loss from continuing operations	(180,062)	(871,228)	(79.3)
Discontinued operations, net	(5)	285	NM
Net loss	(180,067)	(870,943)	(79.3)
Net income attributable to non-controlling interests	(179)	(535)	(66.5)
Decrease (increase) in redeemable non-controlling interest	57,055	(8,838)	NM
Loss attributable to Lee Enterprises, Incorporated	(123,191)	(880,316)	(86.0)
Other comprehensive income (loss), net	(21,839)	1,001	NM
Comprehensive loss	(145,030)	(879,315)	(83.5)

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(123,186)	(880,601)	(86.0)

Loss per common share attributable to Lee Enterprises, Incorporated:
Basic	(2.77)	(19.65)	(85.9)
Diluted	(2.77)	(19.65)	(85.9)

Total operating revenue decreased 18.2% in 2009. 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the economic recession that began in December 2007 and ended in June 2009. It is widely believed certain elements of the economy, such as employment, housing and auto sales, were in decline prior to December 2007 and have still not recovered to pre-recession levels.

Advertising Revenue

In 2009, advertising revenue decreased $169,025,000, or 21.6%, and same property advertising revenue decreased $169,062,000, or 21.6%. On a combined basis, same property print and digital retail advertising decreased 15.9%. Same property print retail revenue decreased $75,637,000, or 17.4%, in 2009. A 13.0% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Same property average retail rates, excluding preprint insertions, decreased 10.9% in 2009. Retail preprint insertion revenue decreased 12.5%. Digital retail advertising increased 6.1%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands of Dollars, Same Property)	2009	2008	Percent Change

Retail	369,302	439,354	(15.9)

Classified:
Employment	41,627	90,830	(54.2)
Automotive	44,885	62,938	(28.7)
Real estate	39,331	57,389	(31.5)
Other	65,715	72,177	(9.0)
Total classified revenue	191,558	283,334	(32.4)

On a combined basis, print and digital classified revenue decreased 32.4%. Same property print classified advertising revenue decreased $72,550,000, or 31.0%, in 2009. Higher rate print employment advertising at the daily newspapers decreased 55.4% for the year on a same property basis, reflecting rising unemployment nationally. Same property print automotive advertising decreased 32.9% amid an industry-wide decline. Same property print real estate advertising decreased 30.5% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Other daily newspaper print classified advertising increased 3.8% on a same property basis. Same property classified advertising rates decreased 16.9%.

Advertising lineage, as reported on a same property basis for our daily newspapers only, consists of the following:

(Thousands of Inches)	2009	2008	Percent Change

Retail	10,993	12,639	(13.0)
Classified	11,607	14,317	(18.9)
National	488	612	(20.2)
	23,088	27,568	(16.3)

On a stand-alone basis, digital advertising revenue decreased 23.7% on a same property basis in 2009, due to decreases in digital classified sales, partially offset by a 6.1% increase in digital retail revenue.

National advertising decreased $5,096,000, or 11.5%, on a same property basis in 2009 due to a 20.2% decline in lineage offset by a 9.8% increase in average national rate. Advertising in niche publications decreased 17.3% on a same property basis.

Circulation and Other Revenue

Circulation revenue decreased $10,303,000, or 5.3%, in 2009, and same property circulation revenue decreased $10,294,000, or 5.3%. Our total average daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 6.5% for the six months ended September 2009, compared to the same period in the prior year, and Sunday circulation declined 5.8%, significantly outperforming the industry as a whole, which experienced declines of 10.6% daily and 7.4% Sunday. We estimate that more than 60% of our unit decline was anticipated, and was due to pricing, distribution reduction and other actions undertaken. For the six months ended March 2009, total average daily circulation units including TNI and MNI, declined 4.6% and Sunday circulation decreased 3.5%, again outperforming the industry.

Same property commercial printing revenue decreased $3,098,000, or 19.4%, in 2009. Same property digital services and other revenue decreased $4,410,000, or 13.1%, in 2009.

Operating Expenses

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $150,033,000, or 18.3%, in 2009, and decreased $142,044,000, or 17.9%, on a same property basis. In total, acquisitions and divestitures accounted for $642,000 of operating expenses, excluding depreciation and amortization, in 2009 and $814,000 in 2008.

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

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization or unusual matters, decreased $35,780,000, or 12.2%, in 2009 and decreased 12.1% on a same property basis.

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

Due primarily to the continuing, and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008 and again in 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2008 and 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2009	2008

Goodwill	193,471	908,977
Nonamortized intangible assets	14,055	13,027
Amortizable intangible assets	33,848	143,785
Property and equipment	4,579	5,019
	245,953	1,070,808
Reduction in investment in TNI	19,951	104,478
	265,904	1,175,286

Equity in earnings in associated companies decreased $5,091,000, or 49.9%, in 2009. Operations of these businesses were similarly impacted by economic conditions. In May 2009, Citizen discontinued print publication of the Tucson Citizen. The change resulted in workforce adjustment and transition costs of approximately $1,925,000 of which $1,093,000 was incurred directly by TNI. In 2008, one of MNI's daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000.

The factors noted above resulted in an operating loss of $173,388,000 and $1,049,131,000 in 2009 and 2008, respectively.

Non-Operating Income and Expense

Financial expense increased $24,453,000, or 37.8%, to $89,183,000 in 2009 due to an increase in debt financing costs of $13,962,000 and higher interest rate spreads, which were partially offset by debt reduction of $164,040,000 funded, in part, by a $120,000,000 reduction in restricted cash, and the effect of lower interest rates. Interest rates in 2009 decreased substantially from 2008 levels.

Overall Results

We recognized income tax benefit of 31.4% of loss from continuing operations before income taxes in 2009 and 21.8% of loss from continuing operations before income taxes in 2008. See Note 14 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rates to the actual tax rates.

As discussed more fully (and certain capitalized terms used below defined) in Note 19 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008. In 2009 and 2008, we accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased net loss attributable to Lee Enterprises, Incorporated. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, we reversed substantially all of our liability related to the 2010 Redemption in 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $123,191,000 in 2009 compared to a loss attributable to Lee Enterprises, Incorporated of $880,316,000 in 2008. We recorded a loss per diluted common share of $2.77 in 2009 and $19.64 in 2008. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.35 in 2009, compared to $1.02 in 2008. Per share amounts may not add due to rounding.

	2009		2008
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(123,191)	(2.77)	(880,316)	(19.64)
Adjustments:
Impairment of goodwill and other assets, including TNI	265,904		1,175,286
Debt financing costs	17,467		3,505
Other, net	6,848		4,463
	290,219		1,183,254
Income tax effect of adjustments, net, and other unusual tax matters	(94,518)		(265,979)
	195,701	4.40	917,275	20.47
Net income, as adjusted	72,510	1.63	36,959	0.82
Change in redeemable minority interest liability	(57,055)	(1.28)	8,838	0.20
Income attributable to Lee Enterprises, Incorporated, as adjusted	15,455	0.35	45,797	1.02

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $106,571,000 in 2010, $74,057,000 in 2009 and $136,612,000 in 2008. Operating income substantially improved in 2010. Depreciation and amortization decreased as discussed more fully under "Results of Operations". In 2010, we also recognized non-cash curtailment gains totaling $45,012,000. Operating losses in 2009 and 2008 were caused primarily by non-cash charges for impairment of goodwill and other assets and reduction of our investment in TNI, net of the related deferred income tax benefit. The net change in all of the aforementioned factors accounted for the majority of the increase in cash provided by operating activities between years. An existing, unfunded, supplemental benefit retirement plan was liquidated, as planned, in 2008, reducing cash provided by operating activities by $17,926,000. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in all years.

Investing Activities

Cash required for investing activities totaled $7,690,000 in 2010 and $14,963,000 in 2008, and cash provided from investing activities totaled $108,985,000 in 2009. Capital spending totaled $9,458,000 in 2010, $11,555,000 in 2009 and $20,606,000 in 2008 and accounted for substantially all of the net usage of funds in 2010. We liquidated $120,000,000 of our restricted cash and investments in 2009 in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and$13,000,000 in 2011, and other requirements, will be available from internally generated funds, or availability under our Credit Agreement. The 2009 Amendments, as discussed more fully below, limit capital expenditures to $30,000,000 in 2011.

Financing Activities

Cash required for financing activities totaled $87,364,000 in 2010, $198,591,000 in 2009 and $113,360,000 in 2008. Debt reduction accounted for the majority of the usage of funds in all years. The final dividend declared in 2008 was paid in 2009, as were financing costs related to the 2009 Amendments.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $635,665,000 at September 26, 2010, and the $375,000,000 revolving credit facility, which has a balance of $285,425,000 at September 26, 2010, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: For revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 26, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the September 26, 2010 leverage level, our debt under the Credit Agreement will be priced at 1.25% plus a LIBOR margin of 2.875%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our leverage level exceeds 7.5:1 at the end of the previous quarter. At September 26, 2010, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2010 and 2009 were $79,220,000 and $104,490,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments due in 2011 total $65,000,000. Payments due in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $500,665,000 plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments,we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In 2010 and 2009, we made payments totaling $1,420,000 and $440,000, respectively, related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our excess cash flow, as defined. We had no excess cash flow in 2010 or 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 26, 2010, we were in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which totals $1,081,590,000 at September 26, 2010, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at September 26, 2010 was 4.92:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 7.75:1 in September 2010 to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011, decrease to 7.0:1 in June 2011 and decrease to 6.75:1 in September 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at September 26, 2010 was 3.11:1. The minimum interest expense coverage ratio is 1.55:1 in September 2010, and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

The 2009 Amendments required us to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting our ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants require that substantially all of our future cash flows be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $160,500,000 remains outstanding at September 26, 2010, was refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the “Guaranty Agreement”) with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, our ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010, at which time it increased to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29,

2009 and an additional principal payment from restricted cash of $4,500,000 in October 2010. In 2010 and 2009, all payments due were made prior to the end of the previous fiscal quarter.

In addition to the scheduled payments, we are required to make mandatory payments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In 2010, we made a $500,000 payment related to this provision.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. In 2010, a principal prepayment of $1,000,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer. There was no excess cash flow in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.5:1 at September 26, 2010), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 2.7:1 at September 26, 2010), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 26, 2010, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 26, 2010, the unaccreted balance totals $837,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

At September 26, 2010, we had $285,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 26, 2010 totals $104,722,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2011 total $81,500,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 26, 2010.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an event of default occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

The 2010 Redemption, as discussed more fully in Note 19 of the Notes to Consolidated Financial Statements, included herein, eliminated the potential requirement for a substantial cash outflow in April 2010. This event also substantially enhanced our liquidity.

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

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 26, 2010, we have total unamortized financing costs of $11,797,000.

At September 26, 2010, our weighted average cost of debt was 4.93%.

Aggregate maturities of debt in 2011 and 2012 are $81,500,000 and $1,000,090,000, respectively.

Discontinued Operations and Other Matters

Cash required by discontinued operations totaled $5,000 in 2009 and provided $15,170,000 in 2008. Cash proceeds from the sales of discontinued operations were the primary source of funds in 2008.

Cash and cash equivalents increased $11,517,000 in 2010, decreased $15,554,000 in 2009 and increased $23,459,000 in 2008.

SEASONALITY

Our largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 21 of the Notes to Consolidated Financial Statements, included herein.

INFLATION

Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CHANGES IN LAWS AND REGULATIONS

Energy costs have become more volatile, and may increase in the future as a result of carbon emissions legislation currently under consideration in the United States Congress or under regulations being developed by the United States Environmental Protection Agency.

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the "Affordable Care Act") were enacted into law in March 2010. As a result, in March 2010, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

•Higher maximum age for dependent coverage;
•Elimination of lifetime benefit caps; and,
•Free choice vouchers for certain lower income employees.

Administrative costs are also likely to increase as a result of new compliance reporting. New costs being imposed on other medical care businesses, such as health insurers, pharmaceutical companies and medical device manufacturers, may be passed on to us in the form of higher costs. We may be able to mitigate certain of these future cost increases through changes in plan design.

We do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

CONTRACTUAL OBLIGATIONS

The following table summarizes the more significant of our contractual obligations.

(Thousands of Dollars)	Payments (or Commitments) Due by Year(s)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (principal amount) (1)	1,081,590	81,500	1,000,090	—	—
Financial expense (2)(3)	85,400	52,300	33,100	—	—
Operating lease obligations	16,024	4,073	5,500	2,027	4,424
Capital expenditure commitments	532	532	—	—	—
	1,183,546	138,405	1,038,690	2,027	4,424

(1)
Maturities of long-term debt exclude the possible impact of acceleration of amounts due under the Credit Agreement or Pulitzer Notes due to a future default under such agreements. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

(2)
Financial expense includes an estimate of interest expense for the Credit Agreement and Pulitzer Notes until their respective maturities in April 2012. Financial expense under the Credit Agreement is estimated based on the 30 day minimum LIBOR level of 1.25% at September 26, 2010 as increased by our applicable margin of 2.875% at such date applied to the outstanding balance at September 26, 2010, as reduced by future contractual maturities of such debt. Financial expense under the Pulitzer Notes is estimated based on the fixed contractual interest rates applied to the outstanding balance at September 26, 2010, as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, changes in our applicable interest rate margin due to changes in our maximum total leverage ratio, use of LIBOR borrowing periods in excess of 30 days, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Credit Agreement or Pulitzer Notes could significantly change this estimate. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

(3)
Financial expense excludes amortization of debt financing costs totaling $26,061,000, as such costs were paid in 2009 and prior years. See Note 7 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2011 totaling approximately $4,497,000. See Notes 9 and 10 of the Notes to Consolidated Financial Statements, included herein.

The table above also excludes future cash requirements, if any, for the payment of the Herald Value to be settled between April 2013 and April 2015. The estimated value of the Herald Value at September 26, 2010 is $2,300,000. See Note 19 of the Notes to Consolidated Financial Statements, included herein.

A substantial amount of our deferred income tax liabilities is related to acquisitions and will not result in future cash payments. See Note 14 of the Notes to Consolidated Financial Statements, included herein.

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase respectively, income from continuing operations before income taxes on an annualized basis by approximately $9,211,000 based on $921,090,000 of floating rate debt outstanding at September 26, 2010.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At September 26, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of November 2010 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At September 26, 2010, approximately 85% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

Certain of our interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

COMMODITIES

Certain materials used by us are exposed to commodity price changes. We manage this risk through instruments such as purchase orders and non-cancelable supply contracts. We participate in a buying cooperative with other publishing companies, primarily for the acquisition of newsprint. We are also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs.

North American newsprint producers have taken significant steps since October 2009 to balance newsprint production capacity against declining North American demand by permanently reducing manufacturing capacity and significantly increasing export shipments to markets outside North America. Throughout 2010, export tonnes, in particular, have been utilized to solidify newsprint order backlogs, thereby supporting domestic, North American newsprint price levels and increases. North American producers have implemented several price increases beginning in October 2009, resulting in increased purchase costs. As a result, we expect 2011 newsprint costs to be higher than 2010. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

North America's two largest newsprint producers, AbitibiBowater Incorporated and White Birch Paper Holding Company, are operating under U.S and Canadian financial reorganization protection. AbitibiBowater filed for protection in April 2009 and is expected to exit reorganization in December 2010. White Birch Paper Holding Company filed for protection in February 2010 and is negotiating its exit plan.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $935,000 based on anticipated consumption in 2011, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of September 26, 2010, to measure the maximum potential impact on fair value of our fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the SEC is recorded, processed, summarized and reported in a timely manner, we have disclosure controls and procedures in place. Our chief executive officer, Mary E. Junck, and chief financial officer, Carl G. Schmidt, have reviewed and evaluated disclosure controls and procedures as of September 26, 2010, and have concluded that such controls and procedures are effective.

There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the year ended September 26, 2010.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Lee Enterprises, Incorporated (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company's Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of September 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 26, 2010.

KPMG LLP, the Company's independent registered public accounting firm, issued an attestation report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive (Officer)	and Treasurer
(Principal Financial and Accounting Officer)
December 10, 2010	December 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited Lee Enterprises, Incorporated and subsidiaries (the Company) internal control over financial reporting as of September 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lee Enterprises, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 26, 2010, based on criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 26, 2010 and September 27, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the 52-week periods ended September 26, 2010, September 27, 2009, and September 28, 2008, and our report dated December 10, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 10, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Form 10-K, is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report on Form 10-K.

We have a Code of Business Conduct and Ethics ("Code") that applies to all of our employees, including our principal executive officer, and principal financial and accounting officer. The Code is monitored by the Audit Committee of our Board of Directors and is annually affirmed by our directors and executive officers. We maintain a corporate governance page on our website which includes the Code. The corporate governance page can be found at www.lee.net by clicking on “Governance”. A copy of the Code will also be provided without charge to any stockholder who requests it. Any future amendment to, or waiver granted by us from, a provision of the Code will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2011, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 26, 2010, September 27, 2009 and September 28, 2008
Consolidated Balance Sheets - September 26, 2010 and September 27, 2009
Consolidated Statements of Stockholders' Equity - Years ended September 26, 2010, September 27, 2009 and September 28, 2008
Consolidated Statements of Cash Flows - Years ended September 26, 2010, September 27, 2009 and September 28, 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 2010.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 10th day of December 2010.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer,
Mary E. Junck	and Director

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Interactive Media, and Director
Gregory P. Schermer

/s/ Carl G. Schmidt	Vice President, Chief Financial Officer and Treasurer
Carl G. Schmidt

/s/ Mark B. Vittert	Director
Mark B. Vittert

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K.

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

2.3 *
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

4 *
The description of the Company's preferred stock purchase rights contained in its report on Form 8-K, filed on May 7, 1998, and related Rights Agreement, dated as of May 7, 1998 (“Rights Agreement”), between the Company and The First Chicago Trust Company of New York (“First Chicago”), as amended by Amendment No. 1 to the Rights Agreement dated January 1, 2008 between the Company and Wells Fargo Bank, N.A. (as successor rights agent to First Chicago) contained in the Company's report on Form 8-K filed on January 11, 2008 as Exhibit 4.2, and the related form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, included as Exhibit 1.1 to the Company's registration statement on Form 8-A filed on May 26, 1998 (File No. 1-6227), as supplemented by Form 8-A/A, Amendment No. 1, filed on January 11, 2008.

10.1 *
Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among Lee Enterprises, Incorporated, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents (Exhibit 10 to Form 10-Q for the Fiscal Quarter Ended December 31, 2005)

10.2 *
First Amendment and Waiver to Credit Agreement, dated as of September 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company's Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.3 *
Second Amendment to Credit Agreement, dated as of October 29, 2008, among Lee Enterprises, Incorporated (the “Company”), the Lenders party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, related to the Company's Amended and Restated Credit Agreement, dated as of December 21, 2005, by and among the Company, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and SunTrust Capital Markets, Inc., as Joint Lead Arrangers, Deutsche Bank Securities Inc., as Book Running Manager, SunTrust Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as Co-Documentation Agents and other lenders thereto (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.4 *
Second Waiver to Credit Agreement, dated as of December 22, 2008, among Lee Enterprises, Incorporated, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.4 to Form 10-K for the Fiscal Year Ended September 28, 2008)

Number	Description

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

10.19 *
Pledge Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of Pulitzer Inc. party thereto in favor of The Bank New York Mellon Trust Company, N.A., as Collateral Agent, on behalf and for the benefit of the Secured Parties (as defined therein) (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.20 *
Set-Off Agreement, dated as of February 18, 2009, among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Pulitzer Inc. (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.21 *
Redemption Agreement, dated February 18, 2009, among St. Louis Post-Dispatch LLC, STL Distribution Services LLC, The Herald Publishing Company, LLC, Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.12 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.22 *
Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000 as amended by Amendment No. 1 to Guaranty Agreement, dated as of August 7, 2000, as further amended by Amendment No. 2 to Guaranty Agreement, dated as of November 23, 2004, and further amended by Amendment No. 3 to Guaranty Agreement, dated as of June 3, 2005 (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.23 *
Amendment No. 4 to Guaranty Agreement, dated as of February 1, 2006, by Pulitzer Inc. related to the Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000, as amended (Exhibit 10.18 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.24 *
Limited Waiver and Amendment No. 5 to Guaranty Agreement, dated as of February 18, 2009, among Pulitzer Inc., in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.11 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.25 *
Subsidiary Guaranty Agreement, dated as of February 18, 2009, among the Subsidiaries of Pulitzer Inc. party thereto in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.26 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.27 *
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.28 *
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.29 *
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.30*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.31*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.32*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.33 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.34 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.35 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.36 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

Number	Description

10.37.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

10.37.2 +*
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.38 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Exhibit A to Schedule 14A Definitive Proxy Statement for 2010)

10.39 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.40 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.41 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.42 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.43 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.44 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.3	Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2010	2009	2008

Operating revenue:
Advertising	560,104	614,674	783,699
Circulation	179,851	185,154	195,457
Other	40,693	42,202	49,712
Total operating revenue	780,648	842,030	1,028,868
Operating expenses:
Compensation	315,698	339,014	421,652
Newsprint and ink	54,436	72,311	103,926
Other operating expenses	238,191	257,060	292,840
Depreciation	27,971	32,807	34,670
Amortization of intangible assets	45,208	46,792	56,408
Impairment of goodwill and other assets	3,290	245,953	1,070,808
Workforce adjustments and transition costs	1,420	6,650	3,428
Total operating expenses	686,214	1,000,587	1,983,732
Curtailment gains	45,012	—	—
Equity in earnings of associated companies	7,746	5,120	10,211
Reduction in investment in TNI	—	(19,951)	(104,478)
Operating income (loss)	147,192	(173,388)	(1,049,131)
Non-operating income (expense):
Financial income	411	1,886	5,857
Financial expense	(63,117)	(75,425)	(67,967)
Debt financing costs	(8,514)	(17,467)	(3,505)
Other, net	(1,172)	1,823	885
Total non-operating expense, net	(72,392)	(89,183)	(64,730)
Income (loss) before income taxes	74,800	(262,571)	(1,113,861)
Income tax expense (benefit)	28,622	(82,509)	(242,633)
Income (loss) from continuing operations	46,178	(180,062)	(871,228)
Discontinued operations:
Income from discontinued operations, net of income tax effect	—	—	84
Gain (loss) on disposition, net of income tax effect	—	(5)	201
Net income (loss)	46,178	(180,067)	(870,943)
Net income attributable to non-controlling interests	(73)	(179)	(535)
Decrease (increase) in redeemable non-controlling interest	—	57,055	(8,838)
Income (loss) attributable to Lee Enterprises, Incorporated	46,105	(123,191)	(880,316)
Other comprehensive income (loss), net	(14,704)	(21,839)	1,001
Comprehensive income (loss)	31,401	(145,030)	(879,315)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	46,105	(123,186)	(880,601)

Earnings (loss) per common share:
Basic:
Continuing operations	1.03	(2.77)	(19.65)
Discontinued operations	—	—	0.01
	1.03	(2.77)	(19.64)

Diluted:
Continuing operations	1.03	(2.77)	(19.65)
Discontinued operations	—	—	0.01
	1.03	(2.77)	(19.64)

Dividends per common share	—	—	0.76

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 26 2010	September 27 2009

ASSETS

Current assets:
Cash and cash equivalents	19,422	7,905
Accounts receivable, less allowance for doubtful accounts:
2010 $5,763; 2009 $6,275	77,558	79,731
Income taxes receivable	—	5,625
Inventories	10,822	13,854
Deferred income taxes	2,687	3,638
Other	11,128	7,354
Total current assets	121,617	118,107
Investments:
Associated companies	58,122	58,073
Restricted cash and investments	9,623	9,324
Other	9,594	9,498
Total investments	77,339	76,895
Property and equipment:
Land and improvements	28,075	30,365
Buildings and improvements	194,344	195,573
Equipment	316,697	316,364
Construction in process	811	1,985
	539,927	544,287
Less accumulated depreciation	304,527	281,318
Property and equipment, net	235,400	262,969
Goodwill	433,552	433,552
Other intangible assets, net	558,140	603,348
Other	14,068	20,741

Total assets	1,440,116	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 26 2010	September 27 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	81,500	89,800
Accounts payable	30,529	31,377
Compensation and other accrued liabilities	38,117	42,755
Income taxes payable	1,082	—
Unearned revenue	36,624	37,001
Total current liabilities	187,852	200,933
Long-term debt, net of current maturities	1,000,927	1,079,993
Pension obligations	54,566	45,953
Postretirement and postemployment benefit obligations	9,979	40,687
Deferred income taxes	102,616	93,766
Income taxes payable	11,919	12,839
Other	15,150	17,591
Total liabilities	1,383,009	1,491,762
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,554	78,278
2010; 39,277 shares;
2009; 39,139 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,352	11,552
2010; 5,676 shares;
2009; 5,776 shares
Additional paid-in capital	139,460	137,713
Accumulated deficit	(179,194)	(225,299)
Accumulated other comprehensive income	6,651	21,354
Total stockholders' equity	56,823	23,598
Non-controlling interests	284	252
Total equity	57,107	23,850
Total liabilities and equity	1,440,116	1,515,612

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Amount			Shares
(Thousands of Dollars and Shares)	2010	2009	2008	2010	2009	2008

Common Stock:	78,278	78,222	79,958	39,139	39,111	39,979
Balance, beginning of year
Conversion from Class B Common Stock	200	406	458	100	203	229
Shares issued	190	82	1,404	95	41	702
Shares reacquired	(114)	(432)	(3,598)	(57)	(216)	(1,799)
Balance, end of year	78,554	78,278	78,222	39,277	39,139	39,111
Class B Common Stock:
Balance, beginning of year	11,552	11,958	12,416	5,776	5,979	6,208
Conversion to Common Stock	(200)	(406)	(458)	(100)	(203)	(229)
Balance, end of year	11,352	11,552	11,958	5,676	5,776	5,979
Additional paid-in capital:
Balance, beginning of year	137,713	134,289	132,090
Stock compensation	1,911	3,440	6,176
Income tax expense related to stock compensation	—	—	(3,413)
Shares redeemed	(164)	(16)	(564)
Balance, end of year	139,460	137,713	134,289
Retained earnings (accumulated deficit):
Balance, beginning of year	(225,299)	(112,144)	819,786
Net income (loss)	46,178	(180,067)	(870,943)
Net income attributable to non-controlling interests	(73)	(179)	(535)
Shares reacquired	—	—	(15,472)
Adoption of FASB ASC Topic 740	—	—	(1,733)
Adoption of FASB ASC Topic 715	—	(267)	—
Change in redeemable minority interest	—	67,358	(8,838)
Cash dividends	—	—	(34,409)
Balance, end of year	(179,194)	(225,299)	(112,144)
Accumulated other comprehensive income:
Balance, beginning of year	21,354	43,193	42,192
Unrealized gain (loss) on interest rate exchange agreements	2,334	1,004	(4,776)
Unrealized gain (loss) on available-for-sale securities	—	(680)	72
Change in pension and postretirement benefits	(26,179)	(33,897)	8,354
Adoption of FASB ASC Topic 715	—	(903)	—
Deferred income taxes, net	9,142	12,637	(2,649)
Balance, end of year	6,651	21,354	43,193
Total stockholders' equity	56,823	23,598	155,518	44,953	44,915	45,090

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2010	2009	2008

Cash provided by operating activities:
Net income (loss)	46,178	(180,067)	(870,943)
Results of discontinued operations	—	(5)	285
Income (loss) from continuing operations	46,178	(180,062)	(871,228)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	73,179	79,599	91,078
Impairment of goodwill and other assets	3,290	245,953	1,070,808
Curtailment gains	(45,012)	—	—
Reduction in investment in TNI	—	19,951	104,478
Accretion of debt fair value adjustment	(621)	(3,807)	(7,990)
Stock compensation expense	1,974	3,013	5,905
Distributions greater (less) than earnings of associated companies	334	(609)	1,772
Deferred income tax expense (benefit)	18,943	(78,500)	(261,738)
Debt financing costs	8,480	17,467	3,505
Changes in operating assets and liabilities:
Decrease in receivables	7,798	15,174	19,777
Decrease (increase) in inventories and other	3,031	3,866	(4,875)
Decrease in accounts payable, accrued expenses and unearned revenue	(6,450)	(39,067)	(18,304)
Decrease in pension, postretirement and post employment benefits	(3,261)	(6,677)	(315)
Change in income taxes receivable or payable	162	(4,208)	5,125
Other	(1,454)	1,964	(1,386)
Net cash provided by operating activities of continuing operations	106,571	74,057	136,612
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	—	(47,777)	(115,555)
Sales or maturities of marketable securities	—	166,109	87,873
Purchases of property and equipment	(9,458)	(11,555)	(20,606)
Decrease (increase) in restricted cash	(299)	(2,291)	13,771
Proceeds from sale of assets	2,332	1,418	12,685
Acquisitions, net	—	—	(1,624)
Other	(265)	3,081	8,493
Net cash provided by (required for) investing activities of continuing operations	(7,690)	108,985	(14,963)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	83,800	195,950	134,400
Payments on long-term debt	(170,545)	(359,990)	(197,650)
Debt financing costs paid	(453)	(26,061)	—
Cash dividends paid	—	(8,539)	(32,573)
Common stock transactions, net	(166)	49	(17,537)
Net cash required for financing activities of continuing operations	(87,364)	(198,591)	(113,360)
Net cash provided by (required for) discontinued operations:
Operating activities	—	(5)	(8,741)
Investing activities	—	—	23,911
Net increase (decrease) in cash and cash equivalents	11,517	(15,554)	23,459
Cash and cash equivalents:
Beginning of year	7,905	23,459	—
End of year	19,422	7,905	23,459

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated (the "Company").

Lee Enterprises, Incorporated is a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 23 states. We currently operate in a single operating segment.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in INN Partners, L.C. (“INN”).

Certain amounts as previously reported have been reclassified to conform with the current year presentation. See Note 3.

References to 2010, 2009, 2008 and the like mean the fiscal years ended the last Sunday in September.

Subsequent Events

We have evaluated subsequent events through December 10, 2010. The Annual Report on Form 10-K was filed with the Securities and Exchange Commission on December 10, 2010, which is the date the Consolidated Financial Statements were issued. No events have occurred subsequent to September 26, 2010 that require disclosure or recognition in these financial statements, except as included herein.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated.

Investments in TNI and MNI are accounted for using the equity method and are reported at cost plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

Outstanding checks in excess of funds on deposit are included in accounts payable and are classified as financing activities in the Consolidated Statements of Cash Flows.

Accounts Receivable

We evaluate our allowance for doubtful accounts receivable based on historical credit experience, payment trends and other economic factors. Delinquency is determined based on timing of payments in relation to billing dates. Accounts considered to be uncollectible are written off.

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 26, 2010 and September 27, 2009 are less than replacement cost by $3,486,000 and $1,693,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

First-in, first-out	2,615	3,309
Last-in, first-out	5,131	6,798
	7,746	10,107

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Restricted Cash and Investments

As discussed more fully (and certain capitalized terms used below defined) in Note 7, the Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. Investments are limited to U.S. government and related securities and are recorded at fair value, with unrealized gains and losses reported, net of applicable income taxes, in accumulated other comprehensive income. The cost basis used to determine realized gains and losses is specific identification.

Other Investments

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in earnings. Non-marketable securities are carried at cost.

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and insertion equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 54
Printing presses and insertion equipment	2 - 28
Other	3 - 20

We capitalize interest as a component of the cost of constructing major facilities. At September 26, 2010 and September 27, 2009, capitalized interest was not significant.

We recognize the fair value of a liability for a legal obligation to perform an asset retirement activity, when such activity is a condition of a future event and the fair value of the liability can be estimated.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight line method as follows:

Years

Customer lists	5 - 23
Newspaper subscriber lists	7 - 33
Noncompete and consulting agreements	5 - 15

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

We review our amortizable intangible assets for impairment when indicators of impairment are present. We assess recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset or asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

We also periodically evaluate the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. See Note 6.

Minority Interest

Minority interest in earnings of INN is recognized in the Consolidated Financial Statements.

Until February 2009, we also recognized minority interest in the earnings of St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”). As discussed more fully (and certain capitalized terms used below defined) in Notes 7 and 19, in February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in both PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any.

In 2008, we recorded the repurchase obligation for the minority interest in PD LLC and DS LLC and elected the accretion method under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, to record increases or decreases in the expected value of the 2010 Redemption as an adjustment to retained earnings. Changes in the expected value of the 2010 Redemption had a corresponding impact on income (loss) available to common stockholders and earnings (loss) per common share through February 2009, the date the related agreements were amended. There was no impact on net income (loss) from the application of FASB ASC Topic 480 to the 2010 Redemption. See Note 19.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded as newspapers are distributed over the subscription term. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for publications or advance payments for advertising.

Advertising Costs

A substantial amount of our advertising and promotion expense consists of ads placed in our own publications and digital products using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

Pension, Postretirement and Postemployment Benefit Plans

We evaluate our liabilities for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets and other factors. If we used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

For 2010 and 2009, we used a fiscal year end measurement date for all our pension and postretirement obligations in accordance with FASB ASC Topic 715, Retirement Plans. In 2008, we used a June 30 measurement date. See Notes 9 and 10.

Income Taxes

Deferred income taxes are provided using the liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Interest Rate Exchange Agreements

Until 2009, we accounted for interest rate exchange agreements, which are comprised of floating-to-fixed rate interest rate swaps, or interest rate collars, as cash flow hedges. We expected that the fair value of these agreements would significantly offset changes in the cash flows of the associated floating rate debt. The fair value of such instruments was recorded in accumulated other comprehensive income, net of applicable income tax expense or benefit.

In 2010, all interest rate swaps and collars expired or were terminated and the full amount of the outstanding balance under the Credit Agreement, as discussed more fully in Note 7, as of September 26, 2010 has been subject to floating interest rates. In 2009, we marked all interest rate exchange agreements to market, which resulted in recognition of interest expense of $268,000.

Stock Compensation

We have four stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We amortize as compensation expense the value of stock options and restricted Common Stock using the straight-line method over the vesting or restriction period, which is generally one to three years.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $7,460,000 at September 26, 2010 are outstanding in support of our insurance program.

Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Discontinued Operations

In accordance with the provisions of FASB ASC Topic 360, Property, Land and Equipment, the operations and related losses on businesses sold, or identified as held for sale, have been presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all years presented. Gains are recognized when realized. See Note 3.

2	ACQUISITIONS

All acquisitions are accounted for using the purchase method and, accordingly, the results of operations since the respective dates of acquisition are included in the Consolidated Financial Statements.

In 2008, we purchased a specialty publication at a cost of $400,000 and a newspaper distribution business at a cost of $240,000 and made final cash payments totaling $984,000 related to newspaper distribution business purchases in 2007.

These acquisitions did not have a material effect on the Consolidated Financial Statements.

3	DISCONTINUED OPERATIONS

In 2008, we sold our daily newspaper in DeKalb, Illinois for $24,000,000, before income taxes. The transaction resulted in an after tax gain of $219,000, which is recorded in discontinued operations in 2008. Results of DeKalb operations have been classified as discontinued operations for all years presented.

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2009	2008

Operating revenue	—	1,376

Income from discontinued operations	—	128
Gain (loss) on sale of discontinued operations, before income taxes	(8)	5,786
Income tax expense (benefit), net	(3)	5,629
	(5)	285

Income tax expense related to discontinued operations differs from the amounts computed by applying the U.S. federal income tax rate as follows:

	2009	2008

Computed “expected” income tax expense (benefit)	(35.0)	35.0
State income taxes (benefit), net of federal income tax impact	(3.0)	3.0
Other, primarily goodwill basis differences	0.5	57.2
	(37.5)	95.2

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

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

ASSETS

Current assets	7,812	6,772
Investments and other assets	32	19
Total assets	7,844	6,791

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	5,109	5,431
Members' equity	2,735	1,360
Total liabilities and members' equity	7,844	6,791

Summarized results of TNI are as follows:

(Thousands of Dollars)	2010	2009	2008

Operating revenue	64,379	74,407	98,156
Operating expenses, excluding depreciation and amortization	53,707	66,535	76,978
	10,672	7,872	21,178

Company's 50% share	5,336	3,936	10,589
Less amortization of intangible assets	1,156	1,425	4,418
Equity in earnings of TNI	4,180	2,511	6,171

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $291,000, $1,184,000, and $1,337,000, in 2010, 2009, and 2008, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $7,510,000, $8,594,000, and $9,298,000 in 2010, 2009 and 2008, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $19,951,000 and $104,478,000 in 2009 and 2008, respectively. See Note 6.

 At September 26, 2010, the carrying value of the Company's 50% investment in TNI is $34,324,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $19,876,000 and other identified intangible assets of $12,634,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 6.

Annual amortization of intangible assets for the five years ending September 2015 is estimated to be $1,215,000, $1,215,000, $1,113,000, $911,000 and $911,000, respectively.

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

In 2008, one of MNI's daily newspapers, The Capital Times, decreased print publication from six days per week to one day. The change resulted in workforce adjustment and transition costs of $2,578,000 in 2008.

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

ASSETS

Current assets	20,284	17,677
Investments and other assets	30,982	31,481
Property and equipment, net	10,013	11,346
Total assets	61,279	60,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	8,583	7,941
Other liabilities	5,100	4,299
Stockholders' equity	47,596	48,264
Total liabilities and stockholders' equity	61,279	60,504

Summarized results of MNI are as follows:

(Thousands of Dollars)	2010	2009	2008

Operating revenue	75,137	79,291	100,352
Operating expenses, excluding depreciation and amortization	61,763	68,296	84,345
Operating income	11,002	7,755	11,949
Net income	7,132	5,218	8,080

Company's 50% share of net income	3,566	2,609	4,040

Fees for editorial, marketing and information technology services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $8,764,000, $10,151,000 and $11,095,000, in 2010, 2009 and 2008, respectively.

Certain other information relating to our investment in MNI is as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Company's share of:
Stockholders' equity	23,798	24,132
Undistributed earnings	23,548	23,882

5	MARKETABLE SECURITIES AVAILABLE-FOR-SALE

In 2009, we sold our available for sale securities, which totaled $119,027,000 at September 28, 2008, and used the proceeds primarily to reduce debt. See Note 7.

Proceeds from the sale of such securities total $166,109,000 in 2009 and $87,873,000 in 2008. We recognized gross realized gains of $1,856,000 and gross unrealized losses of $46,000 in 2009. No significant gross realized gains or losses were realized in 2008.

6	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2010	2009

Goodwill, gross amount	1,536,000	1,536,000
Accumulated impairment losses	(1,102,448)	(908,977)
Goodwill, beginning of year	433,552	627,023
Impairment	—	(193,471)
Goodwill, end of year	433,552	433,552

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 26 2010	September 27 2009

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	372,337	327,133
	513,376	558,580
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,648	28,644
	10	14
	558,140	603,348

Due primarily to the continuing, and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008 and again in 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2008 and 2009. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009 and 2010. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2010	2009	2008

Goodwill	—	193,471	908,977
Nonamortized intangible assets	—	14,055	13,027
Amortizable intangible assets	—	33,848	143,785
Property and equipment	3,290	4,579	5,019
	3,290	245,953	1,070,808
Reduction in investment in TNI	—	19,951	104,478
	3,290	265,904	1,175,286

Annual amortization of intangible assets for the five years ending September 2015 is estimated to be $44,570,000, $42,716,000, $39,139,000, $38,987,000, and $38,554,000, respectively.

7	DEBT

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

Security

The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our existing and future, direct and indirect subsidiaries in which we hold a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that our wholly-owned subsidiary Pulitzer Inc. ("Pulitzer") and its subsidiaries will not become Credit Parties for so long as their doing so would violate the terms of the Pulitzer Notes discussed more fully below. The Credit Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $635,665,000 at September 26, 2010, and the $375,000,000 revolving credit facility which has a balance of $285,425,000 at September 26, 2010, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 26, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the September 26, 2010 leverage level, our debt under the Credit Agreement is priced at 1.25% plus a LIBOR margin of 2.875%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At September 26, 2010, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2010 and 2009 were $79,220,000 and $104,490,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments due in 2011 total $65,000,000. Payments due in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $500,665,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In 2010 and 2009, we made payments totaling $1,420,000 and $440,000, respectively, related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. We had no excess cash flow in 2010 or 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to asset sales or excess cash flow does not change the due dates of other A Term Loan payments.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 26, 2010, we were in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which totals $1,081,590,000 at September 26, 2010, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at September 26, 2010 was 4.92:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 7.75:1 in September 2010 to 7.5:1 in December 2010, decrease to 7.25:1 in March 2011, decrease to 7.0:1 in June 2011 and decrease to 6.75:1 in September 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at September 26, 2010 was 3.11:1. The minimum interest expense coverage ratio is 1.55:1 in September 2010 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

The 2009 Amendments required us to suspend stockholder dividends and share repurchases through April 2012. The 2009 Amendments also limit capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 2009 Amendments modify other covenants, including restricting our ability to make additional investments and acquisitions without the consent of the Lenders, limiting additional debt beyond that permitted under the Credit Agreement, and limiting the amount of unrestricted cash and cash equivalents the Credit Parties may hold to a maximum of $10,000,000 for a five day period. Such covenants require that substantially all or our future cash flows are required to be directed toward debt reduction. Finally, the 2009 Amendments eliminated an unused incremental term loan facility.

Pulitzer Notes

In conjunction with its formation in 2000, PD LLC borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $160,500,000 remains outstanding at September 26, 2010, was refinanced by the Noteholders until April 2012.

The Pulitzer Notes are guaranteed by Pulitzer pursuant to a Guaranty Agreement dated May 1, 2000 (the “Guaranty Agreement”) with the Noteholders. The Notes Amendment provides that the obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries (excluding Star Publishing and TNI). Also, as a result of the Notes Amendment, Pulitzer and each of its subsidiaries pledged substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Assets and stock of Star Publishing, our ownership interest in TNI and certain employee benefit plan assets are excluded.

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010, at which time it increased to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29,

2009 and an additional principal payment from restricted cash of $4,500,000 in October 2010. In 2010 and 2009, all payments due were made prior to the end of the previous fiscal quarter.

In addition to the scheduled payments, we are required to make mandatory payments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In 2010, we made a $500,000 payment related to this provision.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. In 2010, a principal prepayment of $1,000,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer. There was no excess cash flow in 2009.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.5:1 at September 26, 2010), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 2.7:1 at September 26, 2010), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 26, 2010, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 26, 2010, the unaccreted balance totals $837,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

At September 26, 2010, we had $285,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 26, 2010 totals $104,722,000. This liquidity amount excludes any future cash flows. Mandatory principal payments on debt in 2011 total $81,500,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 26, 2010.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

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

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 26, 2010, we have total unamortized financing costs of $11,797,000.

Debt is summarized as follows:

	Balance		Interest Rate
(Thousands of Dollars)	September 26 2010	September 27 2009	September 26 2010

Credit Agreement:
A Term Loan	635,665	714,885	4.125
Revolving credit facility	285,425	275,450	4.125
Pulitzer Notes:
Principal amount	160,500	178,000	9.55
Unaccreted fair value adjustment	837	1,458
	1,082,427	1,169,793
Less current maturities	81,500	89,800
	1,000,927	1,079,993

At September 26, 2010, our weighted average cost of debt is 4.93%.

Aggregate maturities of debt in 2011 and 2012 are $81,500,000 and $1,000,090,000, respectively.

8	INTEREST RATE EXCHANGE AGREEMENTS

At September 27, 2009, we had outstanding interest rate swaps in the notional amount of $125,000,000. The interest rate swaps had original terms of four or five years, carried interest rates from 4.3% to 4.4% (plus the applicable LIBOR margin) and effectively fixed our interest rate on debt in the amounts, and for the time periods, of such instruments.

In 2008, we executed interest rate collars in the notional amount of $150,000,000. The collars had a two year term and limited LIBOR to an average floor of 3.57% and a cap of 5.0%. Such collars effectively limited the range of our exposure to interest rates to LIBOR greater than the floor and less than the cap (in either case plus the applicable LIBOR margin) for the time period of such instruments.

At September 27, 2009, we recorded a liability of $3,445,000 related to the fair value of such instruments. In 2009, we marked all interest rate change agreements to market, which resulted in recognition of interest expense of $268,000.

The Company's interest rate exchange agreements at September 27, 2009 consisted of the following:

(Thousands of Dollars)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

50,000	November 30, 2005	November 30, 2009	4.315	(514)
50,000	November 30, 2005	November 30, 2009	4.325	(501)
25,000	November 30, 2005	November 30, 2010	4.395	(1,177)
125,000				(2,192)

COLLARS

75,000	November 30, 2007	November 30, 2009	3.53-5.00	(618)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(635)
150,000				(1,253)

In November 2009, we terminated the $25,000,000 interest rate swap maturing in November 2010. We paid $1,243,000 to the counterparty in settlement and recognized a loss of $713,000.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates as all interest rate swaps and collars expired or were terminated at or prior to that date. At September 26, 2010, approximately 85% of the principal amount of our debt is subject to floating interest rates.

9	PENSION PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans are generally based on salary and years of service. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

For 2010 and 2009, we used a fiscal year end measurement date for all of our pension obligations in accordance with FASB ASC Topic 715. In 2008 we used a June 30 measurement date. The change in the measurement date resulted in a decrease to the pension liability of $260,000, a decrease of $591,000 to accumulated deficit and a decrease of $331,000 to other comprehensive income.

The cost components of our pension plans are as follows:

(Thousands of Dollars)	2010	2009	2008

Service cost for benefits earned during the year	792	1,076	1,501
Interest cost on projected benefit obligation	8,888	9,550	9,333
Expected return on plan assets	(9,568)	(11,669)	(13,743)
Amortization of net gain	453	(1,181)	(1,697)
Amortization of prior service cost	(136)	(137)	(132)
Curtailment gains	(2,004)	—	—
Net periodic pension cost (benefit)	(1,575)	(2,361)	(4,738)

Net periodic pension benefit of $122,000, $122,000 and $238,000 is allocated to TNI in 2010, 2009 and 2008, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2010	2009

Benefit obligation, beginning of year	167,880	147,424
Service cost	792	1,076
Interest cost	8,888	9,550
Actuarial loss	13,615	21,676
Benefits paid	(10,992)	(14,504)
Adjustment for FASB ASC Topic 715	—	2,658
Curtailment gain	(2,004)	—
Benefit obligation, end of year	178,179	167,880
Fair value of plan assets, beginning of year:	124,177	151,801
Actual return on plan assets	14,067	(13,692)
Benefits paid	(10,992)	(14,504)
Administrative expenses paid	(1,788)	(2,345)
Adjustment for FASB ASC Topic 715	—	2,917
Fair value of plan assets, end of year	125,464	124,177
Funded status - benefit obligation in excess of plan assets	52,715	43,703

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Pension obligations	52,715	43,703
Accumulated other comprehensive loss (before income taxes)	(29,209)	(18,621)

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Unrecognized net actuarial loss	(30,409)	(19,958)
Unrecognized prior service benefit	1,200	1,337
	(29,209)	(18,621)

We expect to recognize $852,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2011.

The accumulated benefit obligation for the plans total $177,472,000 at September 26, 2010 and $165,070,000 at September 27, 2009. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $178,179,000, $177,472,000, and $125,464,000, respectively, at September 26, 2010.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 26 2010	September 27 2009

Discount rate	4.8	5.5
Rate of compensation increase	3.5	3.5

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2010	2009	2008

Discount rate	5.5	6.75	5.75
Expected long-term return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.5	3.5	4.0

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Plan Assets

The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our pension assets is as follows:

(Percent)		Actual Allocation
Asset Class	Policy Allocation	September 26 2010	September 27 2009

Equity securities	65 to 70	70	71
Debt securities	30 to 35	25	29
Cash and cash equivalents		5	—

Plan assets include no Company securities. Assets include cash and cash equivalents from time to time due to the need to reallocate assets within policy guidelines. In October 2010, asset allocation was again within such guidelines.

Fair Value Measurements

The fair value hierarchy of pension assets at September 26, 2010 is as follows:

(Thousands of Dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	6,929	—	—
Domestic equity securities	22,674	45,798	—
International equity securities	—	18,829	—
Debt securities	—	31,234	—

Valuation methodologies used for investments measured at fair value are as follows:

Cash and cash equivalents consist of short term deposits valued based on quoted prices in active markets. Such investments are classified as Level 1.

Equity securities are valued based on the closing market price in an active market and are classified as Level 1. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

Debt securities consist of corporate bonds and government securities that are valued based upon quoted market prices. Such investments are classified as Level 1. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

There were no purchases, sales or transfers of assets classified as Level 3 in 2010.

Cash Flows

Based on our forecast at September 26, 2010, we expect to make contributions totaling $2,137,000 to our pension trust in 2011.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2011	11,277
2012	11,047
2013	11,089
2014	11,133
2015	11,130
2016-2020	56,235

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,217,000 and $2,617,000 at September 26, 2010 and September 27, 2009, respectively.

Certain of our employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing our required contributions to these plans, is approximately $497,000 in 2010, $529,000 in 2009 and $2,230,000 in 2008.

In 2010, we received a request for withdrawal from a multi-employer plan in the amount of $1,637,000. A liability for the withdrawal was previously accrued and is expected to be paid in 2011.

10	POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Effective September 30, 2007, we adopted the recognition and disclosure provisions of FASB ASC Topic 715, Retirement Plans. FASB ASC Topic 715 requires us to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in our Consolidated Balance Sheets and recognize the changes in that funded status in the year in which the changes occur as a component of other comprehensive income. Adoption of the recognition and disclosure provisions of FASB ASC Topic 715 resulted in a decrease in liabilities in the aggregate amount of $23,540,000, and an increase in stockholders' equity of $13,968,000, net of the related income tax effect.

For 2010 and 2009, we used a fiscal year end measurement date for all of our postretirement obligations in accordance with FASB ASC Topic 715. In 2008, we used a June 30 measurement date. The change in the measurement date resulted in an increase to the benefit obligation liability of $1,430,000, an increase of $858,000 to accumulated deficit and a decrease of $572,000 to other comprehensive income.

The net periodic postretirement benefit cost components for our postretirement plans are as follows:

(Thousands of Dollars)	2010	2009	2008

Service cost for benefits earned during the year	361	770	2,100
Interest cost on projected benefit obligation	2,971	5,022	6,610
Expected return on plan assets	(2,274)	(2,409)	(2,194)
Amortization of net actuarial gain	(2,447)	(2,760)	(633)
Amortization of prior service benefit	(1,994)	(2,197)	(233)
Curtailment gains	(43,008)	—	—
Net periodic postretirement benefit cost (benefit)	(46,391)	(1,574)	5,650

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2010	2009

Benefit obligation, beginning of year	80,947	103,145
Service cost	361	770
Interest cost	2,971	5,022
Actuarial gain	2,352	(2,788)
Benefits paid, net of premiums received	(3,330)	(7,078)
Changes in plan provisions	(5,065)	(20,673)
Curtailment	(30,260)	—
Medicare Part D subsidies	340	517
Reclassifications	2,166	—
Adjustment for FASB ASC Topic 715	—	2,032
Benefit obligation, end of year	50,482	80,947
Fair value of plan assets, beginning of year	41,053	44,786
Actual return on plan assets	1,212	719
Employer contributions	2,172	1,507
Benefits paid, net of premiums and Medicare Part D subsidies received	(2,990)	(6,560)
Adjustment for FASB ASC Topic 715	—	601
Fair value of plan assets at measurement date	41,447	41,053
Funded status - benefit obligation in excess of plan assets	9,035	39,894

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Current portion of benefit obligation	2,360	2,640
Postretirement benefit obligations	6,675	37,254
Accumulated other comprehensive income (before income tax benefit)	42,415	57,954

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Unrecognized net actuarial gain	31,055	36,917
Unrecognized prior service benefit	11,360	21,037
	42,415	57,954

We expect to recognize $2,622,000 and $1,266,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit cost in 2011.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 26 2010	September 27 2009

Discount rate	4.8	5.5
Expected long-term return on plan assets	5.75	5.75

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2010	2009	2008

Discount rate	5.5	6.75	5.75
Expected long-term return on plan assets	5.75	5.75	5.0

Assumed health care cost trend rates are as follows:

(Percent)	September 26 2010	September 27 2009

Health care cost trend rates	11.0	9.0
Rates to which the cost trend rate is assumed to decline (the “Ultimate Trend Rates”)	4.0	5.0
Year in which the rate reaches the Ultimate Trend Rates	2017	2013

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2010:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit cost	212	(185)
Effect on postretirement benefit obligation	4,215	(3,680)

Plan Assets

The primary objective of our investment strategy is to satisfy our postretirement obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)		Actual Allocation
Asset Class	Policy Allocation	September 26 2010	September 27 2009

Equity securities	0-10	11	3
Debt securities	90-100	89	97

Plan assets include no Company securities.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 26, 2010 is as follows:

(Thousands of Dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	2	—	—
Domestic equity securities	1,275	1,685	—
International equity securities	—	1,597	—
Debt securities	36,888	—	—

Valuation methodologies used for investments measured at fair value are as follows:

Cash and cash equivalents consist of short term deposits valued based on quoted prices in active markets. Such investments are classified as Level 1.

Equity securities are valued based on the closing market price in an active market and are classified as Level 1. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

Debt securities consist of corporate bonds and government securities that are valued based upon quoted market prices. Such investments are classified as Level 1. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

There were no purchases, sales or transfers of assets classified as Level 3 in 2010.

Cash Flows

Based on our forecast at September 26, 2010, we expect to contribute $2,360,000 to our postretirement plans in 2011.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) was signed into law. The Modernization Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) and a federal subsidy to sponsors of retiree health care benefit plans (“Subsidy”) that provide a benefit at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. We concluded we qualify for the Subsidy under the Modernization Act since the prescription drug benefits provided under our postretirement health care plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than, the benefits provided under the Modernization Act.

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2011	4,110	(250)	3,860
2012	4,570	(260)	4,310
2013	4,470	(280)	4,190
2014	4,490	(300)	4,190
2015	4,460	(310)	4,150
2016-2020	21,070	(1,680)	19,390

2011 Changes to Plans

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in employee premiums and elimination of coverage for certain participants. The changes are expected to reduce annual net periodic postretirement medical cost beginning in January 2011 and will reduce the benefit obligation by up to $15,000,000. We will also recognize non-cash curtailment gains of up to $10,000,000 related to certain of the changes, in 2011.

2010 Changes to Plans

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, which were recognized in the 13 weeks ended March 28, 2010, reduced 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

In March 2010, members of the St. Louis Newspaper Guild voted to approve a new 5.5 year contract, effective April 1, 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, reduced 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

Increases in participant premium cost-sharing discussed more fully above were treated as negative plan amendments. Curtailment treatment was utilized in situations in which coverage was eliminated. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

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

2009 Changes to Plans

In October and December 2008, we notified certain participants in our postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans' reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes reduced the benefit obligation by $23,047,000, effective as of December 2008.

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,304,000 at September 26, 2010 and $3,433,000 at September 27, 2009.

11	OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have other retirement and compensation plans for executives and others. Benefits under such plans were substantially reduced or eliminated in 2010 and 2009.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $1,891,000 in 2010, $6,702,000 in 2009 and $24,325,000 in 2008.

In conjunction with the acquisition of Pulitzer, an existing supplemental benefit retirement plan (“SERP”) was amended and converted into an individual account plan. An account was established for each participant and was credited with an amount representing the present value of the participant's accrued benefit under the SERP, plus adjustments for certain individuals subject to existing transition agreements. Interest was credited to each account at an annual rate of 5.75%. The SERP, as amended, was liquidated in 2008, at which time each participant received a lump sum payment equal to the balance in his account. Retired participants continued to receive annuity payments until the liquidation of the SERP. The final payment amount totaled $17,926,000.

12	COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

Class B Common Stock has ten votes per share on all matters and generally votes as a class with Common Stock (which has one vote per share). The transfer of Class B Common Stock is restricted. Class B Common Stock is at all times convertible into shares of Common Stock on a share-for-share basis. Common Stock and Class B Common Stock have identical rights with respect to cash dividends and upon liquidation. All outstanding Class B Common Stock converts to Common Stock when the shares of Class B Common Stock outstanding total less than 5,600,000 shares. At November 30, 2010, 5,618,075 shares of Class B Common Stock were outstanding.

In 1998, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”). Under the Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) for each outstanding share of Common Stock and Class B Common Stock (collectively “Common Shares”) of the Company. Rights are attached to, and automatically trade with, the Company's Common Shares.

In 2008, the Board of Directors approved an amendment to the Plan. The amendment increased the beneficial ownership threshold to 25% from 20% for stockholders purchasing Common Stock for passive investment only and decreased the threshold to 15% for all other investors. In addition, the amendment extended the expiration of the Plan to May 31, 2018 from May 31, 2008.

Rights become exercisable only in the event that any person or group of affiliated persons other than a passive investor becomes a holder of 15% or more of our outstanding Common Shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 15% of our outstanding Common Shares. Once the Rights become exercisable, they entitle all other stockholders to purchase, by payment of a $150 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 15% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of Common Stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration.

13	STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,974,000, $3,013,000 and $5,905,000, in 2010, 2009 and 2008, respectively.

Stock Options

We have reserved 4,955,188 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2010	2009	2008

Under option, beginning of year	1,009	263	1,195
Granted	—	783	—
Canceled	(69)	(37)	(932)
Under option, end of year	940	1,009	263

Exercisable, end of year	423	191	171

In 2008, we canceled 852,000 outstanding stock options for certain of our key employees who voluntarily tendered such options to us for cancellation and termination without consideration or promise of consideration for their shares.

Weighted average prices of stock options are as follows:

(Dollars)	2010	2009	2008

Granted	—	2.07	—
Under option, end of year	8.77	9.40	34.69

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted.

2009

Volatility (percent)	105
Risk-free interest rate	2.45
Expected life (years)	4.7
Estimated fair value (dollars)	1.57

A summary of stock options outstanding at September 26, 2010 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1 to 25	745,900	8.8	2.07	228,600	2.07
25 to 30	86,570	5.7	28.62	86,570	28.62
30 to 35	25,966	2.1	32.51	25,966	32.51
35 to 40	45,685	3.8	38.28	45,685	38.28
40 to 45	18,108	3.0	43.27	18,108	43.27
45 to 50	17,842	4.1	47.63	17,842	47.63
	940,071	7.9	8.77	422,771	16.98

Total unrecognized compensation expense for unvested stock options at September 26, 2010 is $724,000, which will be recognized over a weighted average period of 1.9 years.

The aggregate intrinsic value of options outstanding and exercisable at September 26, 2010 is $80,000.

In 2011, 1,104,500 stock options were awarded with a $2.57 exercise price and a fair value of $2.00 per share. The fair value is based on an expected life of 4.7 years, volatility of 111%, and a risk free rate of 1.01%. Expense of $2,057,000 will be recognized over a three year period.

Restricted Common Stock

Restricted Common Stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment, generally within three years of the grant date for reasons other than normal retirement, death or disability.

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2010	2009	2008

Outstanding, beginning of year	453	746	416
Granted	—	—	482
Vested	(143)	(114)	(112)
Forfeited	(11)	(179)	(40)
Outstanding, end of year	299	453	746

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2010	2009	2008

Outstanding, beginning of year	19.35	21.60	36.60
Granted	—	—	15.02
Vested	28.73	39.53	46.66
Forfeited	15.02	15.94	27.95
Outstanding, end of year	15.02	19.35	21.60

The fair value of restricted Common Stock vested in 2010, 2009 and 2008, is $554,000, $171,000 and $1,743,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock as of September 26, 2010 is $293,000, which will be recognized over a weighted average period of less than one year.

At September 26, 2010, 4,015,117 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan (the “ESPP”). The purchase price is 85% of the fair market value on the exercise date. Our expense in 2008 was based on the difference between the fair value of shares purchased and the purchase price.

In 2009, the ESPP was suspended. In 2008, employees purchased 150,000 shares under the ESPP at a price of $6.60. The market value on the purchase date was $7.77 in 2008.

We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan (the “SPP”). Under the SPP, an offering period is each three-month calendar quarter, unless changed, and the last business day of each calendar quarter is the exercise date for such quarterly offering period. The purchase price is 85% of the market price on the last business day of each calendar quarter during the offering period.

In 2009, the SPP was suspended. Employees purchased 73,000 shares at a weighted average price of $5.20 in 2008. The weighted average market value on the purchase dates in 2008 was $6.11.

14	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2010	2009	2008

Current:
Federal	8,673	(3,573)	24,442
State	833	643	3,383
Deferred	19,116	(79,582)	(264,829)
	28,622	(82,512)	(237,004)

Continuing operations	28,622	(82,509)	(242,633)
Discontinued operations	—	(3)	5,629
	28,622	(82,512)	(237,004)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent)	2010	2009	2008

Computed “expected” income tax expense (benefit)	35.0	(35.0)	(35.0)
State income taxes (benefit), net of federal tax expense (benefit)	4.3	(3.7)	(3.0)
Net income of associated companies taxed at dividend rates	(1.4)	(0.3)	(0.1)
Domestic production deduction	(0.8)	—	(0.1)
Resolution of tax matters	(3.5)	—	(0.3)
Impairment of goodwill and other assets	—	12.2	14.9
Valuation allowance	(0.1)	(6.1)	2.3
Tax law change	4.2	—	—
Other	0.6	1.5	(0.5)
	38.3	(31.4)	(21.8)

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 26 2010	September 27 2009

Deferred income tax liabilities:
Property and equipment	(29,659)	(32,975)
Investments	(26,443)	(18,185)
Identified intangible assets	(62,731)	(59,036)
Long-term debt and interest rate exchange agreements	(1,450)	(1,398)
	(120,283)	(111,594)
Deferred income tax assets:
Accrued compensation	6,462	7,458
Allowance for doubtful accounts and losses on loans	1,745	1,682
Pension and postretirement benefits	5,384	3,950
State operating loss carryforwards	20,897	18,205
Accrued expenses	5,767	6,747
Other	3,124	3,893
	43,379	41,935
Valuation allowance	(23,025)	(20,469)
Net deferred income tax liabilities	(99,929)	(90,128)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Current assets	2,687	3,638
Non-current liabilities	(102,616)	(93,766)
Net deferred income tax liabilities	(99,929)	(90,128)

We adopted the provisions of FASB ASC Topic 740, Income Taxes, as of October 1, 2007. As a result of the adoption of FASB ASC Topic 740, we recognized a $1,733,000 increase in income taxes payable, which was accounted for as a reduction of retained earnings. We also recognized a $196,000 purchase accounting-related decrease in income taxes payable, which was accounted for as a decrease in goodwill.

A reconciliation of 2010 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2010

Balance, beginning of year	10,186
Decreases in tax positions for prior years	(860)
Increases in tax positions for the current year	355
Lapse in statute of limitations	(503)
Settled items	(9)
Balance, end of year	9,169

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5,693,000 at September 26, 2010. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,705,000 at September 26, 2010 and $1,645,000 at September 27, 2009. There were no amounts provided for penalties at September 26, 2010 or September 27, 2009.

At September 26, 2010, we had approximately $645,309,000 of net operating loss carryforwards (“NOLs”) for state tax purposes that expire between 2015 and 2030. Such NOLs result in a deferred income tax asset of $20,897,000 at September 26, 2010, of which $20,137,000 is offset by a valuation allowance. The valuation allowance not related to NOLs is $2,889,000 at September 26, 2010 and $2,412,000 at September 27, 2009.

15	FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, in 2009. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable which consists of the following levels:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of September 26, 2010:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Total

Herald Value - liability (see Note 19)	—	—	2,300	2,300

There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in 2010.

In 2010, 2009 and 2008, we reduced the carrying value of equipment no longer in use by $3,290,000, $4,579,000 and $5,019,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $8,608,000, consisting primarily of our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $160,500,000 principal amount of Pulitzer Notes, as discussed more fully in Note 7, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, we are unable, as of September 26, 2010 and September 27, 2009, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches.

16	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars, Except Per Common Share Data)	2010	2009	2008

Income (loss) attibutable to Lee Enterprises, Incorporated:
Continuing operations	46,105	(123,186)	(880,601)
Discontinued operations	—	(5)	285
	46,105	(123,191)	(880,316)

Weighted average Common Shares	44,902	44,952	45,478
Less non-vested restricted Common Stock	(347)	(510)	(665)
Basic average Common Shares	44,555	44,442	44,813
Dilutive stock options and restricted Common Stock	400	—	—
Diluted average Common Shares	44,955	44,442	44,813

Earnings (loss) per common share:
Basic:
Continuing operations	1.03	(2.77)	(19.65)
Discontinued operations	—	—	0.01
	1.03	(2.77)	(19.64)

Diluted:
Continuing operations	1.03	(2.77)	(19.65)
Discontinued operations	—	—	0.01
	1.03	(2.77)	(19.64)

For 2010, 2009, and 2008, we had 942,000, 314,000, and 263,000 weighted average shares, respectively, subject to issuance under our stock option and employee stock purchase plans that have no intrinsic value. No stock options were considered in the computation of earnings (loss) per common share in 2009 or 2008.

17	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable is as follows:

(Thousands of Dollars)	2010	2009	2008

Balance, beginning of year	6,275	6,647	10,266
Additions charged to expense	3,043	5,995	5,977
Deductions from reserves	(3,555)	(6,367)	(9,596)
Balance, end of year	5,763	6,275	6,647

18	OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 26 2010	September 27 2009

Compensation	12,113	12,858
Retirement and stock purchase plans	7,632	10,533
Interest	4,703	5,644
Other	13,669	13,720
	38,117	42,755

Cash payments are as follows:

(Thousands of Dollars)	2010	2009	2008

Interest	65,791	80,690	80,960
Debt financing costs	453	26,061	—
Income taxes, net of refunds	3,753	5,829	26,173

Components of accumulated other comprehensive income, net of deferred income taxes, are as follows:

(Thousands of Dollars)	September 26 2010	September 27 2009

Pension and postretirement benefits	6,651	22,800
Unrealized loss on interest rate exchange agreements	—	(1,446)
	6,651	21,354

19	COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2015 and thereafter are $4,073,000, $3,228,000, $2,272,000, $1,024,000, $1,003,000 and $4,424,000, respectively. Total operating lease expense is $4,549,000, $5,029,000 and $5,325,000, in 2010, 2009 and 2008, respectively.

Capital Expenditures

At September 26, 2010, we had construction and equipment purchase commitments totaling approximately $532,000.

Redemption of PD LLC Minority Interest

In 2000, Pulitzer and The Herald Company Inc. (“Herald Inc.”) completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. Pulitzer is the managing member of PD LLC. Under the terms of the related PD LLC Operating Agreement (the "Operating Agreement"), Pulitzer and another subsidiary held a 95% interest in the results of operations of PD LLC and The Herald Publishing Company, LLC (“Herald”), as successor to Herald Inc., held a 5% interest. Until February 2009, Herald's 5% interest was reported as minority interest in the Consolidated Statements of Operations and Comprehensive Income (Loss) at historical cost, plus accumulated earnings since the acquisition of Pulitzer.

Also, under the terms of the Operating Agreement, Herald Inc. received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by the Pulitzer Notes. Pulitzer's investment in PD LLC was treated as a purchase for accounting purposes and a leveraged partnership for income tax purposes.

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the “2010 Redemption”). The 2010 Redemption price for Herald's interest was to be determined pursuant to a formula. We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. In 2009 and 2008, we accrued increases in the liability totaling $1,466,000 and $8,838,000, respectively, which increased net loss attributable to Lee Enterprises, Incorporated. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

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

Stock Repurchase Program

In 2008, we announced our intention to acquire up to $30,000,000 of Common Stock in open market and private transactions. In 2008, 1,722,280 shares were acquired and returned to authorized shares at an average price of $10.98. The 2009 Amendments to the Credit Agreement require us to suspend share repurchases through April 2012.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 14.

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

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be employees and not independent contractors of ours. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case will proceed in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

20	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2010, we adopted FASB ASC 810, Consolidation.  FASB ASC 810 requires that noncontrolling interests be reported as a separate component of stockholders' equity.  Net income (loss) including the portion attributable to our noncontrolling interests is included in net income (loss) in the Consolidated Statements of Operations and

Comprehensive Income (Loss) and will continue to be used to determine earnings (loss) per common share.  FASB ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and prior period information has been reclassified accordingly.  Adoption of FASB ASC 810 did not have a material effect on our Consolidated Financial Statements.

In 2010, we adopted FASB Staff Position ("FSP") 132(R)-1, Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715, Compensation-Retirement Benefits.  FSP 132(R)-1 requires additional disclosures relating to investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  Adoption of FSP 132(R)-1 did not have a material effect on our Consolidated Financial Statements.

21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2010

Operating revenue	209,838	185,744	196,405	188,660

Income (loss) from continuing operations	27,959	2,982	10,039	5,199
Discontinued operations	—	—	—	—
Net income (loss)	27,959	2,982	10,039	5,199

Income (loss) attributable to Lee Enterprises, Incorporated	27,907	2,991	10,019	5,189

Earnings per common share:
Basic:
Income from continuing operations	0.63	0.07	0.22	0.12
Discontinued operations	—	—	—	—
	0.63	0.07	0.22	0.12

Diluted:
Income from continuing operations	0.62	0.07	0.22	0.11
Discontinued operations	—	—	—	—
	0.62	0.07	0.22	0.11

2009

Operating revenue	243,555	198,844	203,805	195,826

Income (loss) from continuing operations	(47,463)	(109,889)	(24,492)	1,782
Discontinued operations	(5)	—	—	—
Net income (loss)	(47,468)	(109,889)	(24,492)	1,782

Income (loss) attributable to Lee Enterprises, Incorporated	(48,677)	(51,757)	(24,512)	1,755

Earnings (loss) per common share:
Basic:
Income from continuing operations	(1.10)	(1.16)	(0.55)	0.04
Discontinued operations	—	—	—	—
	(1.10)	(1.16)	(0.55)	0.04

Diluted:
Income from continuing operations	(1.10)	(1.16)	(0.55)	0.04
Discontinued operations	—	—	—	—
	(1.10)	(1.16)	(0.55)	0.04

Results of operations for the December and March quarters of 2010 include non-cash curtailment gains of $31,130,000 and $13,882,000, respectively. Results of operations for the December, March and June quarters of 2009 include non-cash impairment charges, net of deferred income tax benefit, of $54,321,000, $114,739,000 and $27,946,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 26, 2010 and September 27, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the 52-week periods ended September 26, 2010, September 27, 2009, and September 28, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Madison Newspapers, Inc., and subsidiary (MNI), a 50 percent owned investee company, as of September 26, 2010 and September 27, 2009, and for the 52-week periods then ended. The Company's investment in MNI at September 26, 2010 and September 27, 2009, was $23,798,000, and $24,132,000, respectively, and its equity in earnings of MNI was $3,566,000 and $2,609,000 for the 52-week periods then ended, respectively. The consolidated financial statements of MNI for these periods were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI as of and for the 52-week periods ended September 26, 2010 and September 27, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 26, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the 52-week periods ended September 26, 2010, September 27, 2009, and September 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 9 and 10 to the consolidated financial statements, effective September 27, 2009, the Company changed the measurement date of its pension and postretirement obligations to the date of the fiscal year-end balance sheet in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 715, Retirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lee Enterprises, Incorporated and subsidiaries internal control over financial reporting as of September 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 10, 2010