Form 10-Q
period 2010-12-26
LEE ENTERPRISES, INC
filed 2011-02-04
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 26, 2010

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
Yes [  ]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

As of December 26, 2010, 39,239,465 shares of Common Stock and 5,613,236 shares of Class B Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company").

References to "2011", "2010" and the like refer to the fiscal years ended the last Sunday in September.

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

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “project”, “consider” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 26 2010	September 26 2010

ASSETS

Current assets:
Cash and cash equivalents	17,007	19,422
Accounts receivable, net	89,253	77,558
Inventories	11,962	10,822
Deferred income taxes	2,687	2,687
Other	10,461	11,128
Total current assets	131,370	121,617
Investments:
Associated companies	58,490	58,122
Restricted cash and investments	5,123	9,623
Other	9,141	9,594
Total investments	72,754	77,339
Property and equipment:
Land and improvements	28,075	28,075
Buildings and improvements	194,503	194,344
Equipment	316,621	316,697
Construction in process	1,453	811
	540,652	539,927
Less accumulated depreciation	310,986	304,527
Property and equipment, net	229,666	235,400
Goodwill	433,552	433,552
Other intangible assets, net	546,857	558,140
Postretirement assets, net	7,285	—
Other	12,271	14,068

Total assets	1,433,755	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 26 2010	September 26 2010

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	83,325	81,500
Accounts payable	25,928	30,529
Compensation and other accrued liabilities	34,318	38,117
Income taxes payable	7,533	1,082
Unearned revenue	37,706	36,624
Total current liabilities	188,810	187,852
Long-term debt, net of current maturities	969,316	1,000,927
Pension obligations	53,645	54,566
Postretirement and postemployment benefit obligations	5,737	9,979
Deferred income taxes	106,989	102,616
Income taxes payable	12,113	11,919
Other	15,043	15,150
Total liabilities	1,351,653	1,383,009
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	78,478	78,554
December 26, 2010; 39,239 shares;
September 26, 2010; 39,277 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	11,226	11,352
December 26, 2010; 5,613 shares;
September 26, 2010; 5,676 shares
Additional paid-in capital	140,192	139,460
Accumulated deficit	(160,249)	(179,194)
Accumulated other comprehensive income	12,136	6,651
Total stockholders' equity	81,783	56,823
Non-controlling interests	319	284
Total equity	82,102	57,107
Total liabilities and equity	1,433,755	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 26 2010	December 27 2009

Operating revenue:
Advertising	151,766	154,402
Circulation	45,478	45,115
Other	10,424	10,321
Total operating revenue	207,668	209,838
Operating expenses:
Compensation	78,020	82,136
Newsprint and ink	15,674	12,693
Other operating expenses	59,669	61,477
Depreciation	6,523	7,362
Amortization of intangible assets	11,283	11,320
Workforce adjustments	192	397
Total operating expenses	171,361	175,385
Curtailment gains	10,172	31,130
Equity in earnings of associated companies	2,705	2,190
Operating income	49,184	67,773
Non-operating income (expense):
Financial income	59	54
Financial expense	(13,437)	(19,804)
Debt financing costs	(1,966)	(1,995)
Other, net	(453)	—
Total non-operating expense, net	(15,797)	(21,745)
Income before income taxes	33,387	46,028
Income tax expense	14,407	18,069
Net income	18,980	27,959
Net income attributable to non-controlling interests	(35)	(52)
Income attributable to Lee Enterprises, Incorporated	18,945	27,907
Other comprehensive income, net	5,485	793
Comprehensive income	24,430	28,700

Earnings per common share:
Basic	0.42	0.63
Diluted	0.42	0.62

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009

Cash provided by (required for) operating activities:
Net income	18,980	27,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,806	18,682
Curtailment gains	(10,172)	(31,130)
Accretion of debt fair value adjustment	(136)	(155)
Stock compensation expense	518	682
Distributions less than current earnings of associated companies	(436)	(192)
Deferred income tax expense	5,968	10,588
Debt financing costs	1,966	1,995
Changes in operating assets and liabilities:
Increase in receivables	(11,695)	(9,948)
Increase in inventories and other	(207)	(1,161)
Decrease in accounts payable, accrued expenses and unearned revenue	(7,318)	(4,806)
Increase (decrease) in pension, postretirement and post employment benefits	1,614	(1,407)
Change in income taxes receivable or payable	6,645	3,128
Other, net	119	(1,312)
Net cash provided by operating activities	23,652	12,923
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,105)	(3,254)
Decrease (increase) in restricted cash	4,500	(39)
Proceeds from sales of assets	452	203
Other, net	68	187
Net cash provided by (required for) investing activities	3,915	(2,903)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	9,000	47,800
Payments on long-term debt	(38,650)	(54,966)
Debt financing costs paid	(94)	—
Common stock transactions, net	(238)	(165)
Net cash required for financing activities	(29,982)	(7,331)
Net increase (decrease) in cash and cash equivalents	(2,415)	2,689
Cash and cash equivalents:
Beginning of period	19,422	7,905
End of period	17,007	10,594

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 26, 2010 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2010 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 26, 2010 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2011”, “2010” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”), and 82.5% interest in INN Partners, L.C.

2	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star as well as the related digital operations and specialty publications. In May 2009, Citizen discontinued print publication of the Tucson Citizen. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009

Operating revenue	17,232	17,806
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,454	14,739
Workforce adjustments	232	783
Operating income	3,546	2,284

Company's 50% share of operating income	1,773	1,142
Less amortization of intangible assets	304	244
Equity in earnings of TNI	1,469	898

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $127,000 and $(135,000) in the 13 weeks ended December 26, 2010 and December 27, 2009, respectively.

Annual amortization of intangible assets is estimated to be $1,215,000 in the 52 week period ending December 2011 and the 53 week period ending December 2012, $1,036,000 in the 52 week period ending December 2013 and $911,000 in the 52 week periods ending December 2014 and December 2015.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates their related digital platforms. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009

Operating revenue	20,200	20,597
Operating expenses, excluding workforce adjustments, depreciation and amortization	15,685	15,823
Workforce adjustments	16	—
Depreciation and amortization	515	576
Operating income	3,984	4,198

Net income	2,472	2,584

Equity in earnings of MNI	1,236	1,292

3	GOODWILL AND OTHER INTANGIBLE ASSETS

There was no change in the carrying value of goodwill in the 13 weeks ended December 26, 2010.

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 26 2010	September 26 2010

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	383,615	372,337
	502,098	513,376
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,653	28,648
	5	10
	546,857	558,140

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

Annual amortization of intangible assets for the 52 week period ending December 2011, 53 week period ending December 2012 and for each of the 52 week periods ending December 2013, December 2014 and December 2015 is estimated to be $44,316,000, $41,496,000, $39,088,000, $38,950,000 and $37,607,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $620,515,000 at December 26, 2010, and the $375,000,000 revolving credit facility, which has a balance of $279,425,000 at December 26, 2010, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At December 26, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the December 26, 2010 leverage level, our debt under the Credit Agreement will be priced at 1.25%, plus a LIBOR margin of 3.0% beginning in February 2011.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At December 26, 2010, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended December 26, 2010 were $15,150,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. At December 26, 2010, remaining payments in 2011 total $50,325,000. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $500,190,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In January 2011, a payment of $325,000 was made related to this provision. In the 13 weeks ended December 26, 2010, we made a $150,000 payment related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. We had no excess cash flow under the Credit Agreement in 2010 and 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in March and June 2009. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other A Term Loan payments prior to the April 2012 maturity.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At December 26, 2010, we are in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,051,940,000 at December 26, 2010, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at December 26, 2010 was 5.25:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 7.5:1 in December 2010 to 7.25:1 in March 2011, decrease to 7.0:1 in June 2011, decrease to 6.75:1 in September 2011 and decrease to 6.50:1 in December 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at December 26, 2010 was 3.11:1. The minimum interest expense coverage ratio is 1.6:1 in December 2010 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $152,000,000 remains outstanding at December 26, 2010, was refinanced by the Noteholders until April 2012.

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

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash of $4,500,000 in October 2010. In 2011, 2010 and 2009, all payments due were made prior to the end of the previous fiscal quarter.

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In January 2011, a payment of $1,000,000 was made related to this provision.

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

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.5:1 at December 26, 2010), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 2.8:1 at December 26, 2010), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At December 26, 2010, Pulitzer is in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At December 26, 2010, the unaccreted balance totals $701,000. This amount is being accreted over the remaining life of the Pulitzer

Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Liquidity

At December 26, 2010, we had $279,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $81,677,000 available for future use. Including cash and restricted cash, our liquidity at December 26, 2010 totals $103,807,000. This liquidity amount excludes any future cash flows. At December 26, 2010, remaining mandatory principal payments on debt in 2011 total $59,325,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 26, 2010.

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

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the Securities and Exchange Commission ("SEC"), which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. The Shelf enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At December 26, 2010, we have total unamortized financing costs of $9,976,000.

Debt is summarized as follows:

			Interest Rates
(Thousands of Dollars)	December 26 2010	September 26 2010	December 26 2010

Credit Agreement:
A Term Loan	620,515	635,665	4.125
Revolving credit facility	279,425	285,425	4.125
Pulitzer Notes:
Principal amount	152,000	160,500	9.55
Unaccreted fair value adjustment	701	837
	1,052,641	1,082,427
Less current maturities	83,325	81,500
	969,316	1,000,927

At December 26, 2010, our weighted average cost of debt was 4.91%.

Aggregate maturities of debt in the 52 week period ending December 2011 and 53 week period ending December 2012 are $83,325,000 and $968,615,000, respectively.

5	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans are generally based on salary and years of service. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

In addition, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Plan assets may also be used to fund medical costs of certain active employees.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009

Service cost for benefits earned during the period	60	333
Interest cost on projected benefit obligation	2,071	2,227
Expected return on plan assets	(2,397)	(2,365)
Amortization of net loss	213	113
Amortization of prior service benefit	(34)	(34)
	(87)	274

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009

Service cost for benefits earned during the period	241	190
Interest cost on projected benefit obligation	523	1,076
Expected return on plan assets	(562)	(547)
Amortization of net gain	(646)	(633)
Amortization of prior service benefit	(336)	(554)
Curtailment gains	(10,172)	(31,130)
	(10,952)	(31,598)

Based on our forecast at September 26, 2010, we expect to contribute $2,137,000 to our pension plans in 2011. Based on our forecast at December 26, 2010, we do not expect to make significant contributions to our postretirement plans in 2011.

2011 Changes to Plans

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, will reduce 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ending March 27, 2011, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

2010 Changes to Plans

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, which were recognized in the 13 weeks ended December 27, 2009, reduced 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

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

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together, the “Affordable Care Act”), were enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

6	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate.

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended
(Percent of Income Before Income Taxes)	December 26 2010	December 27 2009

Computed “expected” income tax expense	35.0	35.0
State income taxes, net of federal tax benefit	3.0	3.0
Stock compensation	4.2	2.9
Curtailment gains	0.3	—
Increase in uncertain tax positions	1.0	0.5
Other	(0.3)	(2.1)
	43.2	39.3

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

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 26 2010	December 27 2009

Income attributable to Lee Enterprises, Incorporated:	18,945	27,907

Weighted average common shares	44,939	44,892
Less non-vested restricted Common Stock	259	361
Basic average common shares	44,680	44,531
Dilutive stock options and restricted Common Stock	—	228
Diluted average common shares	44,680	44,759

Earnings per common share:
Basic	0.42	0.63
Diluted	0.42	0.62

For the 13 weeks ended December 26, 2010 and December 27, 2009, we have 2,027,000 and 204,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

8	STOCK OWNERSHIP PLANS

Stock Options

A summary of stock option activity during the 13 weeks ended December 26, 2010 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 26, 2010	940	8.77
Granted	1,105	2.57
Cancelled	(29)	13.78
Outstanding, December 26, 2010	2,016	5.30	8.8	286

Exercisable, December 26, 2010	403	16.87	6.7	86

Total unrecognized compensation expense for unvested stock options as of December 26, 2010 is $2,525,000, which will be recognized over a weighted average period of 2.4 years.

Determining Fair Value

We determine the fair value of stock options using the Black-Scholes option-pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free rate. Each assumption is discussed below. This fair value is amortized using the straight-line method over the requisite service periods of the awards, which is generally three years.

The expected term represents the period that our stock-based awards are expected to be outstanding, and is determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior. The volatility factor is calculated using historical market data for our Common Stock. The time frame used is equal to the expected term. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining term equal to the option's expected term. When estimating forfeitures, we consider voluntary termination behavior as well as actual option forfeitures.

The following assumptions were used to estimate the fair value of 2011 option awards:

Volatility (percent)	111
Risk-free interest rate (percent)	1.01
Expected term (years)	4.7
Estimated fair value (dollars)	2.00

Restricted Common Stock

A summary of restricted Common Stock activity during the 13 weeks ended December 26, 2010 follows:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 26, 2010	299	15.02
Vested	(297)	15.02
Forfeited	(2)	15.02
Outstanding, December 26, 2010	—	—

The fair value of restricted Common Stock vested during the 13 weeks ended December 26, 2010 totals $723,000.

9	FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of December 26, 2010:

(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 10)	2,300	2,300

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,155,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $152,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of December 26, 2010, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount.

There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 13 weeks ended December 26, 2010. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches.

In 2010, we reduced the carrying value of equipment no longer in use by $3,290,000, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

10	COMMITMENTS AND CONTINGENT LIABILITIES

Redemption of PD LLC Minority Interest

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and STL Distribution Services LLC ("DS LLC") owned by The Herald Publishing Company, LLC ("Herald") pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

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

Legal Proceedings

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

We are involved in a variety of other legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these other matters. While we are unable to predict the ultimate outcome of these other legal actions, it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for the 13 weeks ended December 26, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2010 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income before depreciation, amortization, curtailment gains and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the table below:

	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	Percent of Revenue	December 27 2009	Percent of Revenue

Operating cash flow	54,113	26.1	53,135	25.3
Depreciation and amortization	(17,806)	(8.6)	(18,682)	(8.9)
Curtailment gains	10,172	4.9	31,130	14.8
Equity in earnings of associated companies	2,705	1.3	2,190	1.0
Operating income	49,184	23.7	67,773	32.3

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as income attributable to Lee Enterprises, Incorporated and earnings per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings per common share to income attributable to Lee Enterprises, Incorporated and earnings per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

Our critical accounting policies include the following:

•Goodwill and other intangible assets;
•Pension, postretirement and postemployment benefit plans;
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

EXECUTIVE OVERVIEW

We are a premier provider of local news, information and advertising in primarily midsize markets, with 49 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 23 states.

Approximately 73% of our revenue is derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products.

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

At September 26, 2010, our fair value exceeded our carrying value. No indicators have been identified that would require us to reassess our fair value as of December 26, 2010 and during the 13 week period then ended. Based on substantial impairment charges recorded in both 2009 and 2008, and the most recent testing performed at September 26, 2010, as of December 26, 2010 we do not believe our reporting unit is at risk of failing future goodwill impairment testing. However, future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could affect this determination.

DEBT AND LIQUIDITY

As discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, in February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 26, 2010.

13 WEEKS ENDED DECEMBER 26, 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 26 2010	December 27 2009	Percent Change

Advertising revenue:
Retail	91,491	94,779	(3.5)
Classified:
Daily newspapers:
Employment	5,244	4,789	9.5
Automotive	5,957	6,405	(7.0)
Real estate	4,997	6,371	(21.6)
All other	11,089	11,179	(0.8)
Other publications	6,400	6,599	(3.0)
Total classified	33,687	35,343	(4.7)
Digital	14,674	10,649	37.8
National	9,003	10,645	(15.4)
Niche publications	2,911	2,986	(2.5)
Total advertising revenue	151,766	154,402	(1.7)
Circulation	45,478	45,115	0.8
Commercial printing	3,052	2,931	4.1
Digital services and other	7,372	7,390	(0.2)
Total operating revenue	207,668	209,838	(1.0)
Compensation	78,020	82,136	(5.0)
Newsprint and ink	15,674	12,693	23.5
Other operating expenses	59,669	61,477	(2.9)
Workforce adjustments	192	397	(51.6)
	153,555	156,703	(2.0)
Operating cash flow	54,113	53,135	1.8
Depreciation and amortization	17,806	18,682	(4.7)
Curtailment gains	10,172	31,130	(67.3)
Equity in earnings of associated companies	2,705	2,190	23.5
Operating income	49,184	67,773	(27.4)
Non-operating expense, net	(15,797)	(21,745)	(27.4)
Income before income taxes	33,387	46,028	(27.5)
Income tax expense	14,407	18,069	(20.3)
Net income	18,980	27,959	(32.1)
Net income attributable to non-controlling interests	(35)	(52)	(32.7)
Income attributable to Lee Enterprises, Incorporated	18,945	27,907	(32.1)
Other comprehensive income, net	5,485	793	NM
Comprehensive income	24,430	28,700	(14.9)

Earnings per common share:
Basic	0.42	0.63	(33.3)
Diluted	0.42	0.62	(32.3)

References to the 2011 Quarter refer to the 13 weeks ended December 26, 2010. Similarly, references to the 2010 Quarter refer to the 13 weeks ended December 27, 2009. Revenue, as reported, and same property revenue are the same as there were no acquisitions or divestitures in 2011 or 2010.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. For the 2011 Quarter, total operating revenue decreased $2,170,000, or 1.0%, compared to the 2010 Quarter. We expect year-over-year revenue comparisons will continue to improve in the 13 weeks ending March 27, 2011.

Advertising Revenue

In the 2011 Quarter, advertising revenue decreased $2,636,000, or 1.7%. On a combined basis, print and digital retail advertising decreased 1.9%. Print retail revenue decreased $3,288,000, or 3.5%, in the 2011 Quarter while daily newspaper retail advertising lineage increased 2.1%. Average retail rates, excluding preprint insertions, decreased 9.3% in the 2011 Quarter. Retail preprint insertion revenue decreased 0.2%. Digital retail advertising increased 49.1%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

	13 Weeks Ended
(Thousands of Dollars)	December 26 2010	December 27 2009	Percent Change

Retail	96,457	98,294	(1.9)
Classified:
Employment	8,745	7,762	12.7
Automotive	11,092	10,230	8.4
Real estate	6,736	8,455	(20.3)
Other	15,525	15,747	(1.4)
Total classified	42,098	42,194	(0.2)
National	10,299	10,929	(5.8)

On a combined basis, print and digital classified revenue decreased 0.2%. Print classified advertising revenue decreased $1,656,000, or 4.7%, in the 2011 Quarter. Digital classified advertising increased 7.3%. Higher rate print employment advertising in our daily newspapers increased 9.5% and digital employment advertising increased 19.2%. As a result, this category increased 12.7% overall. Print automotive advertising decreased 7.0% and digital automotive advertising increased 11.1%. As a result, this category increased 8.4% overall. Print real estate advertising decreased 21.6% in a weak housing market nationally, which also negatively impacted the home improvement, furniture and home electronics categories of retail revenue. Digital real estate advertising decreased 17.1%. Other daily newspaper print classified advertising decreased 0.8%. Daily newspaper classified advertising rates decreased 4.2%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	13 Weeks Ended
(Thousands of Inches)	December 26 2010	December 27 2009	Percent Change

Retail	2,922	2,860	2.1
Classified	2,687	2,708	(0.8)
National	116	151	(23.1)
	5,725	5,719	0.1

On a stand-alone basis, digital advertising revenue increased 37.8% in the 2011 Quarter. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $1,642,000, or 15.4%, due to a 23.1% decrease in lineage and a 6.7% decrease in average national rate. Digital national advertising increased 317.4%. Advertising in niche publications decreased 2.5%.

Despite declines in advertising revenue, our total advertising results have historically benchmarked favorably to industry averages reported by the Newspaper Association of America.

Circulation and Other Revenue

Circulation revenue increased $363,000, or 0.8%, in the 2011 Quarter due primarily to selective price increases. Our unaudited, average newspaper circulation units, including TNI and MNI, totaled 1.4 million daily and 1.7 million Sunday for the 2011 Quarter. Comparable amounts for the 2010 Quarter are not available due to extensive changes made by the Audit Bureau of Circulations (“ABC”) to the measurement of circulation units. The new ABC standards include updated measures for newspaper subscriptions that include hybrid or bundled digital editions, while continuing to address the growing market for paid content across multiple platforms, such as e-readers and mobile apps. These changes were effective in October 2010. Lee's digital sites attracted 19.7 million unique visitors in the month of December 2010, an increase of 20.1% from a year ago, with approximately 161.7 million page views. The number of mobile page views grew 250% to 10.0 million in December 2010. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $121,000, or 4.1%, in the 2011 Quarter. Digital services and other revenue decreased $18,000, or 0.2%, in the 2011 Quarter.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $2,943,000, or 1.9%, in the 2011 Quarter.

Compensation expense decreased $4,116,000, or 5.0%, in the 2011 Quarter, driven by a decline in average full time equivalent employees of 3.2%.

Newsprint and ink costs increased $2,981,000, or 23.5%, in the 2011 Quarter as a result of higher prices, which were partially offset by a reduction in newsprint volume of 2.8%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $1,808,000, or 2.9%, in the 2011 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $192,000 and $397,000 in the 2011 Quarter and 2010 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Despite the increased cost of newsprint, operating expenses, excluding depreciation, amortization and unusual matters, are expected to increase less than 1% in 2011.

Results of Operations

As a result of the factors noted above, operating cash flow increased 1.8% to $54,113,000 in the 2011 Quarter compared to $53,135,000 in the 2010 Quarter. Operating cash flow margin increased to 26.1% from 25.3% a year ago reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses, as well as decreased workforce adjustment costs in 2011.

Depreciation expense decreased $839,000, or 11.4%, in the 2011 Quarter due to lower levels of capital spending in 2010 and 2009. Amortization expense decreased $37,000, or 0.3%, in the 2011 Quarter.

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, will reduce 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ending

March 27, 2011, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

In December 2009, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in non-cash curtailment gains of $31,130,000, which were recognized in the 13 weeks ended December 27, 2009, reduced 2010 net periodic postretirement medical cost by $1,460,000 beginning in the 13 weeks ended March 28, 2010, and reduced the benefit obligation liability at December 27, 2009 by $28,750,000.

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

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Equity in earnings in associated companies increased $515,000 in the 2011 Quarter.

The factors noted above resulted in operating income of $49,184,000 in the 2011 Quarter and $67,773,000 in the 2010 Quarter.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $6,367,000, or 32.2%, to $13,437,000 in the 2011 Quarter due to lower debt balances and lower interest rates. Our weighted average cost of debt was 4.91% at the end of the 2011 Quarter, compared to 5.82% at the end of the 2010 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 450 basis points, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the December 2010 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.00% . The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009 and increased 0.5% in April 2010 to 9.55%. The interest rate will increase by 0.5% per year thereafter.

Overall Results

We recognized income tax expense of 43.2% of income before income taxes in the 2011 Quarter and income tax expense of 39.3% of income before income taxes in the 2010 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $18,945,000 in the 2011 Quarter compared to $27,907,000 in the 2010 Quarter. We recorded earnings per diluted common share of $0.42 in the 2011 Quarter and $0.62 in the 2010 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.29 in the 2011 Quarter, compared to $0.22 in the 2010 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 26 2010		December 27 2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	18,945	0.42	27,907	0.62
Adjustments(1) :
Curtailment gains	(10,172)		(31,130)
Other, net	313		789
	(9,859)		(30,341)
Income tax effect of adjustments, net, and other unusual tax matters	3,917		12,487
	(5,942)	(0.13)	(17,854)	(0.40)
Income attributable to Lee Enterprises, Incorporated, as adjusted (1)	13,003	0.29	10,053	0.22

(1)
In 2010 and 2009, adjusted earnings and adjusted earnings per common share included adjustments to remove debt financing costs, due to significant debt financing costs charged to expense in 2009. 2011 and 2010 debt financing costs do not contain any unusual comparative differences. Accordingly, this adjustment has been removed. As a result, 2010 adjusted earnings and adjusted earnings per common share will differ from amounts previously reported.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $23,652,000 in the 2011 Quarter and $12,923,000 in the 2010 Quarter. Depreciation and amortization decreased as discussed under “Results of Operations” above. In the 2011 Quarter and 2010 Quarter, we also recognized non-cash curtailment gains totaling $10,172,000 and $31,130,000, respectively. The net change in all of the aforementioned factors accounted for the majority of the increase in cash provided between periods. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $3,915,000 in the 2011 Quarter and cash required for investing activities totaled $2,903,000 in the 2010 Quarter. Restricted cash was reduced $4,500,000 in the 2011 Quarter. Capital spending totaled $1,105,000 in the 2011 Quarter and $3,254,000 in the 2010 Quarter and accounted for substantially all of the net usage of funds in the 2010 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and $13,000,000 in 2011, and other requirements, will be available from internally generated funds, or availability under our Credit Agreement. The 2009 Amendments, as more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, limit capital expenditures to $30,000,000 in 2011.

Financing Activities

Cash required for financing activities totaled $29,982,000 in the 2011 Quarter and $7,331,000 in the 2010 Quarter. Debt reduction accounted for substantially all of the usage of funds in both periods.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

At December 26, 2010, we had $279,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $81,677,000 available for future use. Including cash and restricted cash, our liquidity at December 26, 2010 totals $103,807,000. This liquidity amount excludes any future cash flows. At December 26, 2010, remaining mandatory principal payments on debt in 2011 total $59,325,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 26, 2010.

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

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the Securities and Exchange Commission ("SEC"), which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. The Shelf enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

CHANGES IN LAWS AND REGULATIONS

Energy Costs

Energy costs have become more volatile, and may increase in the future as a result of carbon emissions regulations being developed by the United States Environmental Protection Agency.

Health Care

The Affordable Care Act, was enacted into law in March 2010. As a result, in March 2010, we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

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

Income Taxes

Certain states in which we operate are changing, or considering changes to, their corporate income tax rates. At this time, the impact of such changes cannot be determined.

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $8,999,000, based on $899,940,000 of floating rate debt outstanding at December 26, 2010.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At December 26, 2010, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of January 2011 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At December 26, 2010, approximately 86% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

Certain of our interest-earning assets, including those in employee benefit plans, also function as a natural hedge against fluctuations in interest rates on debt.

COMMODITIES

Certain materials used by us are exposed to commodity price changes. We manage this risk through instruments such as purchase orders and non-cancelable supply contracts. We are a participant in a buying cooperative with other publishing companies, primarily for the acquisition of newsprint. We are also involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint and, to a lesser extent, ink and energy costs.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of December 26, 2010, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

Item 4.       Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 26, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in a variety of other legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these other matters. While we are unable to predict the ultimate outcome of these other legal actions, it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

Item 2(c).    Issuer Purchases of Equity Securities

During the 13 weeks ended December 26, 2010, we purchased shares of Common Stock, as noted in the table below, in transactions with participants in our 1990 Long-Term Incentive Plan. The transactions resulted from the withholding of shares to pay income taxes related to the vesting of restricted Common Stock.

Month	Shares Purchased	Average Price Per Share

December	97,370	2.44

Item 6.        Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 4, 2011
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)