Form 10-Q
period 2011-03-27
LEE ENTERPRISES, INC
filed 2011-05-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 27, 2011

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
Yes [  ]     No [X]

As of March 27, 2011, 44,865,201 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 27 2011	September 26 2010

ASSETS

Current assets:
Cash and cash equivalents	24,897	19,422
Accounts receivable, net	68,901	77,558
Inventories	10,428	10,822
Deferred income taxes	2,687	2,687
Other	9,703	11,128
Total current assets	116,616	121,617
Investments:
Associated companies	57,891	58,122
Restricted cash and investments	5,101	9,623
Other	9,270	9,594
Total investments	72,262	77,339
Property and equipment:
Land and improvements	27,411	28,075
Buildings and improvements	192,988	194,344
Equipment	316,510	316,697
Construction in process	1,546	811
	538,455	539,927
Less accumulated depreciation	316,319	304,527
Property and equipment, net	222,136	235,400
Goodwill	433,552	433,552
Other intangible assets, net	535,656	558,140
Postretirement assets, net	11,214	—
Other	10,460	14,068

Total assets	1,401,896	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 27 2011	September 26 2010

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	92,000	81,500
Accounts payable	23,966	30,529
Compensation and other accrued liabilities	36,362	38,117
Income taxes payable	363	1,082
Unearned revenue	38,305	36,624
Total current liabilities	190,996	187,852
Long-term debt, net of current maturities	934,324	1,000,927
Pension obligations	53,952	54,566
Postretirement and postemployment benefit obligations	5,962	9,979
Deferred income taxes	112,275	102,616
Income taxes payable	12,244	11,919
Other	14,489	15,150
Total liabilities	1,324,242	1,383,009
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	89,730	78,554
March 27, 2011; 44,865 shares;
September 26, 2010; 39,277 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	—	11,352
September 26, 2010; 5,676 shares
Additional paid-in capital	140,452	139,460
Accumulated deficit	(161,722)	(179,194)
Accumulated other comprehensive income	8,862	6,651
Total stockholders' equity	77,322	56,823
Non-controlling interests	332	284
Total equity	77,654	57,107
Total liabilities and equity	1,401,896	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Operating revenue:
Advertising	124,053	130,563	275,821	284,965
Circulation	44,821	45,018	90,298	90,133
Other	9,852	10,163	20,274	20,484
Total operating revenue	178,726	185,744	386,393	395,582
Operating expenses:
Compensation	76,529	79,298	154,549	161,433
Newsprint and ink	14,849	13,061	30,523	25,754
Other operating expenses	57,476	59,793	117,144	121,270
Depreciation	7,293	7,172	13,816	14,535
Amortization of intangible assets	11,201	11,307	22,484	22,627
Impairment of goodwill and other assets	—	3,290	—	3,290
Workforce adjustments	443	290	635	687
Total operating expenses	167,791	174,211	339,151	349,596
Curtailment gains	1,991	13,882	12,163	45,012
Equity in earnings of associated companies	1,148	1,277	3,852	3,466
Operating income	14,074	26,692	63,257	94,464
Non-operating income (expense):
Financial income	18	146	77	199
Financial expense	(13,140)	(15,643)	(26,578)	(35,448)
Debt financing costs	(1,895)	(1,972)	(3,861)	(3,967)
Other, net	(231)	—	(684)	—
Total non-operating expense, net	(15,248)	(17,469)	(31,046)	(39,216)
Income (loss) before income taxes	(1,174)	9,223	32,211	55,248
Income tax expense	275	6,241	14,682	24,309
Net income (loss)	(1,449)	2,982	17,529	30,939
Net (income) loss attributable to non-controlling interests	(23)	9	(58)	(42)
Income (loss) attributable to Lee Enterprises, Incorporated	(1,472)	2,991	17,471	30,897
Other comprehensive income (loss), net	(3,274)	(9,335)	2,211	(8,541)
Comprehensive income (loss)	(4,746)	(6,344)	19,682	22,356

Earnings (loss) per common share:
Basic	(0.03)	0.07	0.39	0.69
Diluted	(0.03)	0.07	0.39	0.69

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010

Cash provided by (required for) operating activities:
Net income	17,529	30,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,300	37,162
Impairment of goodwill and other assets	—	3,290
Curtailment gains	(12,163)	(45,012)
Accretion of debt fair value adjustment	(273)	(310)
Stock compensation expense	775	1,144
Distributions less than current earnings of MNI	(48)	(648)
Deferred income tax expense	7,904	18,581
Debt financing costs	3,787	3,937
Changes in operating assets and liabilities:
Decrease in receivables	8,657	10,401
Decrease (increase) in inventories and other	2,118	(388)
Decrease in accounts payable, accrued expenses and unearned revenue	(6,637)	(9,562)
Increase (decrease) in pension, postretirement and post employment benefits	284	(406)
Change in income taxes receivable or payable	(394)	1,439
Other, net	(560)	(48)
Net cash provided by operating activities	57,279	50,519
Cash provided by (required for) investing activities:
Purchases of property and equipment	(2,238)	(4,806)
Decrease (increase) in restricted cash	4,522	(49)
Proceeds from sales of assets	1,789	625
Distributions greater than current earnings of TNI	279	296
Net cash provided by (required for) investing activities	4,352	(3,934)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	21,000	67,800
Payments on long-term debt	(76,830)	(102,104)
Debt financing costs paid	(116)	—
Common stock transactions, net	(210)	(166)
Net cash required for financing activities	(56,156)	(34,470)
Net increase in cash and cash equivalents	5,475	12,115
Cash and cash equivalents:
Beginning of period	19,422	7,905
End of period	24,897	20,020

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 27, 2011 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2010 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 27, 2011 are not necessarily indicative of the results to be expected for the full year.

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

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Operating revenue	15,785	16,282	33,017	34,088
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,707	14,034	27,161	28,773
Workforce adjustments	—	—	232	783
Operating income	2,078	2,248	5,624	4,532

Company's 50% share of operating income	1,039	1,124	2,812	2,266
Less amortization of intangible assets	304	304	608	548
Equity in earnings of TNI	735	820	2,204	1,718

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $84,000 and $3,000 in the 13 weeks ended March 27, 2011 and March 28, 2010, respectively, and $211,000 and $(132,000) in the 26 weeks ended March 27, 2011 and March 28, 2010, respectively.

Annual amortization of intangible assets is estimated to be $1,215,000 in the 52 week period ending March 2012 and the 53 week period ending March 2013, $960,000 in the 52 week period ending March 2014 and $911,000 in the 52 week periods ending March 2015 and March 2016.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Operating revenue	17,344	17,573	37,544	38,170
Operating expenses, excluding workforce adjustments, depreciation and amortization	15,444	15,565	31,129	31,388
Workforce adjustments	116	16	132	16
Depreciation and amortization	513	576	1,028	1,152
Operating income	1,271	1,416	5,255	5,614

Net income	826	914	3,296	3,496

Equity in earnings of MNI	413	457	1,648	1,748

3	GOODWILL AND OTHER INTANGIBLE ASSETS

There was no change in the carrying value of goodwill in the 26 weeks ended March 27, 2011.

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 27 2011	September 26 2010

Nonamortized intangible assets:
Mastheads	44,754	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	394,813	372,337
	490,900	513,376
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,656	28,648
	2	10
	535,656	558,140

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

Annual amortization of intangible assets for the 52 week period ending March 2012, 53 week period ending March 2013 and for each of the 52 week periods ending March 2014, March 2015 and March 2016 is estimated to be $44,151,000, $40,262,000, $39,055,000, $38,912,000 and $37,995,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $604,335,000 at March 27, 2011, and the $375,000,000 revolving credit facility, which has a balance of $274,425,000 at March 27, 2011, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively, are also in effect. At March 27, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the March 27, 2011 leverage level, our debt under the Credit Agreement will be priced at 1.25%, plus a LIBOR margin of 3.0%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At March 27, 2011, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended March 27, 2011 were $16,180,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. At March 27, 2011, remaining payments in 2011 total $35,000,000. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $499,335,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In the 13 weeks ended March 27, 2011, we made a $1,180,000 payment related to this provision.

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

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At March 27, 2011, we are in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,025,760,000 at March 27, 2011, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at March 27, 2011 was 5.5:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 7.25:1 in March 2011 to 7.0:1 in June 2011, decrease to 6.75:1 in September 2011 and decrease to 6.5:1 in December 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at March 27, 2011 was 3.0:1. The minimum interest expense coverage ratio is 1.7:1 in March 2011 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $147,000,000 remains outstanding at March 27, 2011, was refinanced by the Noteholders until April 2012.

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

The Notes Amendment increased the rate paid on the outstanding principal balance to 9.05% until April 28, 2010, at which time it increased to 9.55%. Effective April 28, 2011, the interest rate increased to 10.05%.

Pulitzer may voluntarily prepay principal amounts outstanding or reduce commitments under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice and consent from the Noteholders and the Lenders, and subject to certain limitations as to minimum amounts of prepayments. The Notes Amendment provides for mandatory scheduled prepayments, including quarterly principal payments of $4,000,000 beginning on June 29, 2009 and an additional principal payment from restricted cash of $4,500,000 in October 2010. In 2011, 2010 and 2009, all quarterly payments due were made prior to the end of the previous fiscal quarter.

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In the 13 weeks ended March 27, 2011, we made a $1,000,000 payment related to this provision.

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

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.25:1 at March 27, 2011), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 3.0:1 at March 27, 2011), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At March 27, 2011, Pulitzer is in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At March 27, 2011, the

unaccreted balance totals $564,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At March 27, 2011, we have total unamortized financing costs of $8,155,000. The expected refinancing of our debt could result in expense recognition of some or all of such costs prior to the April 2012 maturity of the Credit Agreement and Pulitzer Notes, as well as recognition of additional expenses incurred in the 13 weeks ended March 27, 2011, or yet to be incurred, in the refinancing process.

Debt is summarized as follows:

			Interest Rates
(Thousands of Dollars)	March 27 2011	September 26 2010	March 27 2011

Credit Agreement:
A Term Loan	604,335	635,665	4.25
Revolving credit facility	274,425	285,425	4.25
Pulitzer Notes:
Principal amount	147,000	160,500	9.55
Unaccreted fair value adjustment	564	837
	1,026,324	1,082,427
Less current maturities	92,000	81,500
	934,324	1,000,927

At March 27, 2011, our weighted average cost of debt was 5.01%.

Aggregate maturities of debt in the 52 week period ending March 2012 and 53 week period ending March 2013 are $92,000,000 and $933,760,000, respectively.

Liquidity

At March 27, 2011, we had $274,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $86,677,000 available for future use. Including cash and restricted cash, our liquidity at March 27, 2011 totals $116,675,000. This liquidity amount excludes any future cash flows. At March 27, 2011, remaining mandatory principal payments on debt in 2011 total $39,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011.  Refinancing of our debt is among our highest priorities.  We will continue to pursue alternatives and intend to refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 27, 2011.

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

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans are generally based on salary and years of service. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Benefits for most active employees are frozen. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Service cost for benefits earned during the period	60	333	120	667
Interest cost on projected benefit obligation	2,071	2,227	4,142	4,454
Expected return on plan assets	(2,397)	(2,365)	(4,794)	(4,731)
Amortization of net loss	213	113	426	226
Amortization of prior service benefit	(34)	(34)	(68)	(68)
Curtailment gains	—	(2,004)	—	(2,004)
	(87)	(1,730)	(174)	(1,456)

POSTRETIREMENT MEDICAL PLANS
	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Service cost for benefits earned during the period	241	137	483	327
Interest cost on projected benefit obligation	405	695	928	1,771
Expected return on plan assets	(551)	(584)	(1,113)	(1,131)
Amortization of net gain	(628)	(636)	(1,274)	(1,190)
Amortization of prior service benefit	(374)	(567)	(710)	(1,199)
Curtailment gains	(1,991)	(11,878)	(12,163)	(43,008)
	(2,898)	(12,833)	(13,849)	(44,430)

Based on our forecast at September 26, 2010, we expect to contribute $2,137,000 to our pension plans in 2011. Based on our forecast at March 27, 2011, we do not expect to make significant contributions to our postretirement plans in 2011.

2011 Changes to Plans

In March 2011, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $1,991,000 which was recognized in the 13 weeks ended March 27, 2011 and reduced the benefit obligation liability at March 27, 2011 by $3,030,000.

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, will reduce 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ended December 26, 2010, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

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

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together, the “Affordable Care Act”), were enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect that the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

6	INCOME TAXES

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate. Such annualization of effective tax rates can cause distortion in quarterly tax rates.

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		26 Weeks Ended
(Percent of Income Before Income Taxes)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Computed “expected” income tax expense (benefit)	(35.0)	35.0	35.0	35.0
State income taxes, net of federal tax benefit	(3.0)	3.0	3.0	3.0
Restricted Common Stock	—	0.1	4.4	2.4
Medicare Part D	—	39.7	0.3	6.6
Other	61.4	(10.1)	2.9	(3.0)
	23.4	67.7	45.6	44.0

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

7	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 27 2011	March 28 2010	March 27 2011	March 28 2010

Income (loss) attributable to Lee Enterprises, Incorporated:	(1,472)	2,991	17,471	30,897

Weighted average common shares	44,855	44,873	44,897	44,883
Less non-vested restricted Common Stock	—	310	131	336
Basic average common shares	44,855	44,563	44,766	44,547
Dilutive stock options and restricted Common Stock	—	394	2	313
Diluted average common shares	44,855	44,957	44,768	44,860

Earnings (loss) per common share:
Basic	(0.03)	0.07	0.39	0.69
Diluted	(0.03)	0.07	0.39	0.69

For the 13 weeks ended March 27, 2011 and March 28, 2010, we have 1,278,000 and 198,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share. For the 26 weeks ended March 27, 2011 and March 28, 2010, the weighted average shares not considered in the computation of diluted earnings per common share are 1,984,000 and 198,000, respectively.

8	STOCK OWNERSHIP PLANS

Stock Options

A summary of stock option activity during the 26 weeks ended March 27, 2011 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 26, 2010	940	8.77
Granted	1,105	2.57
Exercised	(13)	2.19
Cancelled	(88)	6.36
Outstanding, March 27, 2011	1,944	5.40	8.5	580

Exercisable, March 27, 2011	395	17.12	6.1	134

Total unrecognized compensation expense for unvested stock options as of March 27, 2011 is $2,269,000, which will be recognized over a weighted average period of 2.2 years.

Determining Fair Value

We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free rate. Each assumption is discussed below. This fair value is amortized using the straight-line method over the requisite service periods of the awards, which is generally three years.

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

The following assumptions were used to estimate the fair value of 2011 option awards:

Volatility (Percent)	111
Risk-free interest rate (Percent)	1.01
Expected term (Years)	4.7
Estimated fair value (Dollars)	2.00

Restricted Common Stock

A summary of restricted Common Stock activity during the 26 weeks ended March 27, 2011 follows:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 26, 2010	299	15.02
Vested	(297)	15.02
Forfeited	(2)	15.02
Outstanding, March 27, 2011	—	—

The fair value of restricted Common Stock vested during the 26 weeks ended March 27, 2011 totals $723,000.

9	FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of March 27, 2011:

(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 10)	2,300	2,300

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,155,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $147,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of March 27, 2011, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount.

There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 26 weeks ended March 27, 2011. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case will proceed in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

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

11	COMMON STOCK AND CLASS B COMMON STOCK

In March 1986, one share of Class B Common Stock was issued as a dividend for each share of Common Stock held by stockholders of record at the time. The transfer of Class B Common Stock was restricted. As originally anticipated, the number of outstanding Class B shares has decreased over time through trading and reached the sunset level of 5,600,000 shares in March 2011.

In March 2011, in accordance with the sunset provisions established in 1986, we effected conversion of all outstanding shares of Class B Common Stock to Common Stock. As a result, all stockholders will have one vote per share on all future matters. Class B shares formerly had 10 votes per share.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for the 13 weeks and 26 weeks ended March 27, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2010 Annual Report on Form 10-K.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	March 27 2011	Percent of Revenue	March 28 2010	Percent of Revenue

Operating cash flow	29,429	16.5	33,302	17.9
Depreciation and amortization	(18,494)	(10.3)	(18,479)	(9.9)
Impairment of goodwill and other assets	—	—	(3,290)	(1.8)
Curtailment gains	1,991	1.1	13,882	7.5
Equity in earnings of associated companies	1,148	0.6	1,277	0.7
Operating income	14,074	7.9	26,692	14.4

	26 Weeks Ended
(Thousands of Dollars)	March 27 2011	Percent of Revenue	March 28 2010	Percent of Revenue

Operating cash flow	83,542	21.6	86,438	21.9
Depreciation and amortization	(36,300)	(9.4)	(37,162)	(9.4)
Impairment of goodwill and other assets	—	—	(3,290)	(0.8)
Curtailment gains	12,163	3.1	45,012	11.4
Equity in earnings of associated companies	3,852	1.0	3,466	0.9
Operating income	63,257	16.4	94,464	23.9

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Common Share

Adjusted net income (loss) and adjusted earnings (loss) per common share, which are defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature, are non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income (loss) and adjusted earnings (loss) per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

EXECUTIVE OVERVIEW

We are the leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. Our 53 markets, across 23 states, are principally midsize or smaller. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	53 daily and 40 Sunday newspapers with average total circulation of 1.4 and 1.7 million, respectively, for the six months ended March 2011, read by nearly 4 million people in print;

•	Websites that complement our newspapers which attracted almost 25 million unique visitors in the month of March 2011, a 54% increase from March 2010, with nearly 227 million page views;

•	Mobile sites in all of our markets that attracted 16 million views in March 2011, a 254% increase from March 2010;

•	Smartphone applications in 38 locations;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of March 2011, the unemployment rate in seven of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

Unlike many other newspaper publishers, we do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for readers and viewers in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition. In the balance of our markets, we have little or no local daily print competition.

Approximately 71% of our revenue is derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products.

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

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

Due primarily to the continuing, and (at the time) increasing difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008 and 2009. Deterioration in our revenue and the overall recessionary operating environment for us and other publishing companies were also factors in the timing of the analyses.

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

At September 26, 2010, our fair value exceeded our carrying value. No indicators have been identified that would require us to reassess our fair value as of March 27, 2011 and during the 13 week period then ended. Based on substantial impairment charges recorded in both 2009 and 2008, and the most recent testing performed at September 26, 2010, as of March 27, 2011 we do not believe our reporting unit is at risk of failing future goodwill impairment testing. However, future decreases in our market value such as we are experiencing subsequent to March 27, 2011, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could affect this determination.

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

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011.  Refinancing of our debt is among our highest priorities.  We will continue to pursue alternatives and intend to refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 27, 2011.

13 WEEKS ENDED MARCH 27, 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 27 2011	March 28 2010	Percent Change

Advertising revenue:
Retail	67,512	73,536	(8.2)
Classified:
Daily newspapers:
Employment	5,613	5,110	9.9
Automotive	5,735	5,879	(2.5)
Real estate	4,394	5,764	(23.8)
All other	10,120	10,512	(3.7)
Other publications	6,331	6,649	(4.8)
Total classified	32,193	33,914	(5.1)
Digital	14,288	11,314	26.3
National	6,758	8,734	(22.6)
Niche publications	3,302	3,065	7.7
Total advertising revenue	124,053	130,563	(5.0)
Circulation	44,821	45,018	(0.4)
Commercial printing	2,891	2,696	7.2
Digital services and other	6,961	7,467	(6.8)
Total operating revenue	178,726	185,744	(3.8)
Compensation	76,529	79,298	(3.5)
Newsprint and ink	14,849	13,061	13.7
Other operating expenses	57,476	59,793	(3.9)
Workforce adjustments	443	290	52.8
	149,297	152,442	(2.1)
Operating cash flow	29,429	33,302	(11.6)
Depreciation and amortization	18,494	18,479	0.1
Impairment of goodwill and other assets	—	3,290	NM
Curtailment gains	1,991	13,882	(85.7)
Equity in earnings of associated companies	1,148	1,277	(10.1)
Operating income	14,074	26,692	(47.3)
Non-operating expense, net	(15,248)	(17,469)	(12.7)
Income (loss) before income taxes	(1,174)	9,223	NM
Income tax expense	275	6,241	(95.6)
Net income (loss)	(1,449)	2,982	NM
Net (income) loss attributable to non-controlling interests	(23)	9	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(1,472)	2,991	NM
Other comprehensive loss, net	(3,274)	(9,335)	(64.9)
Comprehensive loss	(4,746)	(6,344)	(25.2)

Earnings (loss) per common share:
Basic	(0.03)	0.07	NM
Diluted	(0.03)	0.07	NM

References to the "2011 Quarter" refer to the 13 weeks ended March 27, 2011. Similarly, references to the "2010 Quarter" refer to the 13 weeks ended March 28, 2010.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. In the 13 weeks ended December 26, 2010, total operating revenue decreased 1.0%. For the 2011 Quarter, total operating revenue decreased $7,018,000, or 3.8%, compared to the 2010 Quarter and same property revenue decreased 3.6%.

We believe results for the 13 weeks ended March 27, 2011 were adversely impacted by the late timing of the Easter holiday in 2011 relative to 2010, as we have historically experienced an increase in advertising revenue in the weeks preceding that holiday. We expect year over year revenue comparisons to improve again as economic conditions in our markets also improve.

Advertising Revenue

In the 2011 Quarter, advertising revenue decreased $6,510,000, or 5.0%. On a combined basis, print and digital retail advertising decreased 5.3%. Print retail revenue decreased $6,024,000, or 8.2%, in the 2011 Quarter while daily newspaper retail advertising lineage decreased 1.8%. Retail preprint insertion revenue decreased 4.3%. Digital retail advertising increased 43.8%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

	13 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	Percent Change

Retail	72,918	77,013	(5.3)
Classified:
Employment	9,203	8,493	8.4
Automotive	10,326	10,002	3.2
Real estate	5,909	7,717	(23.4)
Other	14,588	15,097	(3.4)
Total classified	40,026	41,309	(3.1)
National	7,807	9,174	(14.9)

On a combined basis, print and digital classified revenue decreased 3.1%. Print classified advertising revenue decreased $1,721,000, or 5.1%, in the 2011 Quarter. Digital classified advertising decreased 0.7%. Print employment advertising (including advertising in publications other than our daily newspapers) increased 7.9% and digital employment advertising increased 9.2%. As a result, this category increased 8.4% overall. Print automotive advertising increased 5.3% and digital automotive advertising decreased 11.4%. As a result, this category increased 3.2% overall. Print real estate advertising decreased 22.9%. Digital real estate advertising decreased 28.2%. Other print classified advertising decreased 3.2%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	13 Weeks Ended
(Thousands of Inches)	March 27 2011	March 28 2010	Percent Change

Retail	2,336	2,380	(1.8)
Classified	2,607	2,555	2.1
National	93	119	(22.3)
	5,036	5,054	(0.3)

On a stand-alone basis, digital advertising revenue increased 26.3% in the 2011 Quarter. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $1,976,000, or 22.6%, due primarily to a 22.3% decrease in lineage. Digital national advertising increased 133.0%. Advertising in niche publications increased 7.7%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue decreased $197,000, or 0.4%, in the 2011 Quarter due primarily to decreased unit sales, which were partially offset by selective price increases.

Our unaudited, average total newspaper circulation units, including TNI and MNI, were 1.4 million daily and 1.7 million Sunday for the 2011 Quarter. Comparable amounts for the 2010 Quarter are not available due to extensive changes made by the Audit Bureau of Circulations (“ABC”) to the measurement of circulation units. The new ABC standards include updated measures for newspaper subscriptions that include hybrid or bundled digital editions, while continuing to address the growing market for paid content across multiple platforms, such as e-readers and mobile apps. These changes were effective in October 2010.

Lee's digital sites attracted 25.0 million unique visitors in the month of March 2011, an increase of 54.1% from a year ago, with approximately 226.7 million page views. The number of mobile page views grew 253.5% to 16.0 million in March 2011. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $195,000, or 7.2%, in the 2011 Quarter. Digital services and other revenue decreased $506,000, or 6.8%, in the 2011 Quarter.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $3,298,000, or 2.2%, in the 2011 Quarter and same property costs decreased 1.2%.

Compensation expense decreased $2,769,000, or 3.5%, in the 2011 Quarter, driven by a decline in average full time equivalent employees of 3.8%.

Newsprint and ink costs increased $1,788,000, or 13.7%, in the 2011 Quarter as a result of higher prices partially offset by a reduction in newsprint volume of 4.1%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $2,317,000, or 3.9%, in the 2011 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $443,000 and $290,000 in the 2011 Quarter and 2010 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Despite the increased cost of newsprint, operating expenses, excluding depreciation, amortization and unusual matters, are expected to decrease approximately 2% in 2011, which is improved from previous forecasts.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 11.6% to $29,429,000 in the 2011 Quarter compared to $33,302,000 in the 2010 Quarter. Operating cash flow margin decreased to 16.5% from 17.9% a year ago reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense increased $121,000, or 1.7%, in the 2011 Quarter and amortization expense decreased $106,000, or 0.9%, in the 2011 Quarter.

In March 2011, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $1,991,000 which was recognized in the 13 weeks ended March

27, 2011 and reduced the benefit obligation liability at March 27, 2011 by $3,030,000.

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, will reduce 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ended December 26, 2010, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

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

Equity in earnings in associated companies decreased $129,000 in the 2011 Quarter.

The factors noted above resulted in operating income of $14,074,000 in the 2011 Quarter and $26,692,000 in the 2010 Quarter.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $2,580,000, or 14.6%, to $15,035,000 in the 2011 Quarter due primarily to lower debt balances. Our weighted average cost of debt was 5.01% at the end of the 2011 Quarter, compared to 4.97% at the end of the 2010 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 4.5%, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the March 2011 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.0% . The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009 and increased 0.5% in April 2010 to 9.55%. Effective April 28, 2011, the interest rate increased to 10.05%.

Overall Results

We recognized income tax expense in the 2011 Quarter in spite of a loss before income taxes and income tax expense of 67.7% of income before income taxes in the 2010 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $1,472,000 in the 2011 Quarter compared to income attributable to Lee Enterprises, Incorporated of $2,991,000 in the 2010 Quarter. We recorded a loss per diluted common share of $0.03 in the 2011 Quarter and earnings per diluted common share of $0.07 in the 2010 Quarter. Excluding unusual matters, as detailed in the table below, diluted loss per common share, as adjusted, was $0.05 in the 2011 Quarter, compared to diluted earnings per common share, as adjusted, of $0.01 in the 2010 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 27 2011		March 28 2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(1,472)	(0.03)	2,991	0.07
Adjustments(1) :
Impairment of goodwill and other assets	—		3,290
Curtailment gains	(1,991)		(13,882)
Other, net	477		306
	(1,514)		(10,286)
Income tax effect of adjustments, net, and other unusual tax matters	845		7,925
	(669)	(0.01)	(2,361)	(0.05)
Income (loss) attributable to Lee Enterprises, Incorporated, as adjusted (1)	(2,141)	(0.05)	630	0.01

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

26 WEEKS ENDED MARCH 27, 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 27 2011	March 28 2010	Percent Change

Advertising revenue:
Retail	159,003	168,315	(5.5)
Classified:
Daily newspapers:
Employment	10,857	9,899	9.7
Automotive	11,692	12,284	(4.8)
Real estate	9,390	12,135	(22.6)
All other	21,209	21,691	(2.2)
Other publications	12,732	13,248	(3.9)
Total classified	65,880	69,257	(4.9)
Digital	28,963	21,963	31.9
National	15,761	19,379	(18.7)
Niche publications	6,214	6,051	2.7
Total advertising revenue	275,821	284,965	(3.2)
Circulation	90,298	90,133	0.2
Commercial printing	5,943	5,627	5.6
Digital services and other	14,331	14,857	(3.5)
Total operating revenue	386,393	395,582	(2.3)
Compensation	154,549	161,433	(4.3)
Newsprint and ink	30,523	25,754	18.5
Other operating expenses	117,144	121,270	(3.4)
Workforce adjustments	635	687	(7.6)
	302,851	309,144	(2.0)
Operating cash flow	83,542	86,438	(3.4)
Depreciation and amortization	36,300	37,162	(2.3)
Impairment of goodwill and other assets	—	3,290	NM
Curtailment gains	12,163	45,012	(73.0)
Equity in earnings of associated companies	3,852	3,466	11.1
Operating income	63,257	94,464	(33.0)
Non-operating expense, net	(31,046)	(39,216)	(20.8)
Income before income taxes	32,211	55,248	(41.7)
Income tax expense	14,682	24,309	(39.6)
Net income	17,529	30,939	(43.3)
Net income attributable to non-controlling interests	(58)	(42)	38.1
Income attributable to Lee Enterprises, Incorporated	17,471	30,897	(43.5)
Other comprehensive income (loss), net	2,211	(8,541)	NM
Comprehensive income	19,682	22,356	(12.0)

Earnings per common share:
Basic	0.39	0.69	(43.5)
Diluted	0.39	0.69	(43.5)

References to the "2011 Period" refer to the 26 weeks ended March 27, 2011. Similarly, references to the "2010 Period" refer to the 26 weeks ended March 28, 2010.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. In the 13 weeks ended December 26, 2010, total operating revenue decreased 1.0%. For the 2011 Period, total operating revenue decreased $9,189,000, or 2.3%, compared to the 2010 Period, and same property revenue decreased 2.2%. We expect year over year revenue comparisons to improve again as economic conditions in our markets also improve.

Advertising Revenue

In the 2011 Period, advertising revenue decreased $9,144,000, or 3.2%. On a combined basis, print and digital retail advertising decreased 3.1%. Print retail revenue decreased $9,312,000, or 5.5%, in the 2011 Period while daily newspaper retail advertising lineage increased 0.3%. Retail preprint insertion revenue decreased 1.9%. Digital retail advertising increased 46.4%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

	26 Weeks Ended
(Thousands of Dollars)	March 27 2011	March 28 2010	Percent Change

Retail	169,764	175,125	(3.1)
Classified:
Employment	17,849	16,301	9.5
Automotive	21,142	20,369	3.8
Real estate	12,631	16,171	(21.9)
Other	30,113	30,844	(2.4)
Total classified	81,735	83,685	(2.3)
National	18,107	20,103	(9.9)

On a combined basis, print and digital classified revenue decreased 2.3%. Print classified advertising revenue decreased $3,377,000, or 4.9%, in the 2011 Period. Digital classified advertising increased 3.1%. Print employment advertising (including advertising in publications other than our daily newspapers) increased 7.5% and digital employment advertising increased 13.3%. As a result, this category increased 9.5% overall. Print automotive advertising increased 3.6% and digital automotive advertising increased 5.5%. As a result, this category increased 3.8% overall. Print real estate advertising decreased 21.8%. Digital real estate advertising decreased 22.7%. Other print classified advertising decreased 2.0%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	26 Weeks Ended
(Thousands of Inches)	March 27 2011	March 28 2010	Percent Change

Retail	5,257	5,240	0.3
Classified	5,301	5,263	0.7
National	209	271	(22.8)
	10,767	10,774	(0.1)

On a stand-alone basis, digital advertising revenue increased 31.9% in the 2011 Period. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $3,618,000, or 18.7%, due primarily to a 22.8% decrease in lineage. Digital national advertising increased 208.0%. Advertising in niche publications increased 2.7%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue increased $165,000, or 0.2%, in the 2011 Period due primarily to selective price increases.

Our unaudited, average total newspaper circulation units, including TNI and MNI, were 1.4 million daily and 1.7 million Sunday for the 2011 Period. Comparable amounts for the 2010 Period are not available due to extensive changes made by the ABC to the measurement of circulation units. The new ABC standards include updated measures for newspaper subscriptions that include hybrid or bundled digital editions, while continuing to address the growing market for paid content across multiple platforms, such as e-readers and mobile apps. These changes were effective in October 2010.

Lee's digital sites attracted 25.0 million unique visitors in the month of March 2011, an increase of 54.1% from a year ago, with approximately 226.7 million page views. The number of mobile page views grew 253.5% to 16.0 million in March 2011. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $316,000, or 5.6%, in the 2011 Period. Digital services and other revenue decreased $526,000, or 3.5%, in the 2011 Period.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $6,241,000, or 2.0%, in the 2011 Period and same property costs decreased 1.4%.

Compensation expense decreased $6,884,000, or 4.3%, in the 2011 Period, driven by a decline in average full time equivalent employees of 3.5%.

Newsprint and ink costs increased $4,769,000, or 18.5%, in the 2011 Period as a result of higher prices, which were partially offset by a reduction in newsprint volume of 3.4%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $4,126,000, or 3.4%, in the 2011 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $635,000 and $687,000 in the 2011 Period and 2010 Period, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Despite the increased cost of newsprint, operating expenses, excluding depreciation, amortization and unusual matters, are expected to decrease approximately 2% in 2011, which is improved from previous forecasts.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 3.4% to $83,542,000 in the 2011 Period compared to $86,438,000 in the 2010 Period. Operating cash flow margin decreased to 21.6% from 21.9% a year ago reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $719,000, or 4.9%, in the 2011 Period due to lower levels of capital spending in 2010 and 2009. Amortization expense decreased $143,000, or 0.6%, in the 2011 Period.

In March 2011, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $1,991,000 which was recognized in the 13 weeks ended March 27, 2011 and reduced the benefit obligation liability at March 27, 2011 by $3,030,000.

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, will reduce 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ended

December 26, 2010, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

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

The Affordable Care Act was enacted into law in March 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Equity in earnings in associated companies increased $386,000 in the 2011 Period.

The factors noted above resulted in operating income of $63,257,000 in the 2011 Period and $94,464,000 in the 2010 Period.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $8,976,000, or 22.8%, to $30,439,000 in the 2011 Period due to lower debt balances. Our weighted average cost of debt was 5.01% at the end of the 2011 Period, compared to 4.97% at the end of the 2010 Period.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 4.5%, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the March 2011 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.0%. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009 and increased 0.5% in April 2010 to 9.55%. Effective April 28, 2011, the interest rate increased to 10.05%.

Overall Results

We recognized income tax expense of 45.6% of income before income taxes in the 2011 Period and income tax expense of 44.0% of income before income taxes in the 2010 Period. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $17,471,000 in the 2011 Period compared to $30,897,000 in the 2010 Period. We recorded earnings per diluted common share of $0.39 in the 2011 Period and $0.69 in the 2010 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.24 in both the 2011 and 2010 Periods. Per share amounts may not add due to rounding.

	26 Weeks Ended
	March 27 2011		March 28 2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	17,471	0.39	30,897	0.69
Adjustments(1) :
Curtailment gains	(12,163)		(45,012)
Impairment of goodwill and other assets	—		3,290
Other, net	791		1,095
	(11,372)		(40,627)
Income tax effect of adjustments, net, and other unusual tax matters	4,762		20,413
	(6,610)	(0.15)	(20,214)	(0.45)
Income attributable to Lee Enterprises, Incorporated, as adjusted (1)	10,861	0.24	10,683	0.24

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $57,279,000 in the 2011 Period and $50,519,000 in the 2010 Period. Depreciation and amortization decreased in the 2011 Period as discussed under “Results of Operations” above. In the 2011 Period and 2010 Period, we also recognized non-cash curtailment gains totaling $12,163,000 and $45,012,000, respectively. The net change in all of the aforementioned factors, as well as changes in deferred income taxes, accounted for the majority of the increase in cash provided between periods. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $4,352,000 in the 2011 Period and cash required for investing activities totaled $3,934,000 in the 2010 Period. Restricted cash was reduced $4,522,000 in the 2011 Period. Capital spending totaled $2,238,000 in the 2011 Period and $4,806,000 in the 2010 Period and accounted for substantially all of the net usage of funds in the 2010 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total between $9,000,000 and $12,000,000 in 2011, and other requirements, will be available from internally generated funds, or availability under our Credit Agreement. The 2009 Amendments, as more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, limit capital expenditures to $30,000,000 in 2011.

Financing Activities

Cash required for financing activities totaled $56,156,000 in the 2011 Period and $34,470,000 in the 2010 Period. Debt reduction accounted for substantially all of the usage of funds in both periods.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

At March 27, 2011, we had $274,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $86,677,000 available for future use. Including cash and restricted cash, our liquidity at March 27, 2011 totals $116,675,000. This liquidity amount excludes any future cash flows. At March 27, 2011, remaining mandatory principal payments on debt in 2011 total $39,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011.  Refinancing of our debt is among our highest priorities.  We will continue to pursue alternatives and intend to refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 27, 2011.

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

In 2010, we filed the Shelf with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. The Shelf enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

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

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as a higher maximum age for dependent coverage and elimination of lifetime benefit caps.

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

Income Taxes

Certain states in which we operate are considering changes to their corporate income tax rates. At this time, the impact of such changes cannot be determined until such changes in rates are enacted.

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $8,788,000, based on $878,760,000 of floating rate debt outstanding at March 27, 2011.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively. At March 27, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of January 2011 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At March 27, 2011, approximately 86% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Throughout 2010, export tonnes, in particular, were utilized by North American newsprint producers to solidify newsprint order backlogs, thereby supporting North American price levels. Newsprint supply markets softened during the 13 weeks ended March 27, 2011 due to declining export shipments and weak demand in North America. Producers attempted to balance supply with demand through additional permanent capacity closures and temporary production downtime. Upward input cost pressure, unfavorable Canadian exchange rates and additional supply constraint actions may create more volatility in pricing. The final extent of future price changes, if any, is subject to negotiations with each newsprint producer.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of March 27, 2011, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 27, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case will proceed in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 6, 2011
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)