Form 10-Q
period 2011-06-26
LEE ENTERPRISES, INC
filed 2011-08-05
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 26, 2011

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
Yes [  ]     No [X]

As of June 26, 2011, 44,957,601 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2011", "2010" and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are our ability to generate cash flows and maintain liquidity sufficient to service our debt, comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary, and to refinance our debt as it comes due.

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, availability of credit, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, competition and other risks detailed from time to time in our publicly filed documents.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 26 2011	September 26 2010

ASSETS

Current assets:
Cash and cash equivalents	23,924	19,422
Accounts receivable, net	72,399	77,558
Inventories	7,950	10,822
Deferred income taxes	2,687	2,687
Other	12,062	11,128
Total current assets	119,022	121,617
Investments:
Associated companies	46,008	58,122
Restricted cash and investments	4,972	9,623
Other	9,324	9,594
Total investments	60,304	77,339
Property and equipment:
Land and improvements	27,421	28,075
Buildings and improvements	193,269	194,344
Equipment	316,522	316,697
Construction in process	1,307	811
	538,519	539,927
Less accumulated depreciation	321,564	304,527
Property and equipment, net	216,955	235,400
Goodwill	259,427	433,552
Other intangible assets, net	511,409	558,140
Postretirement assets, net	13,868	—
Other	8,651	14,068

Total assets	1,189,636	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 26 2011	September 26 2010

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	1,004,687	81,500
Accounts payable	25,713	30,529
Compensation and other accrued liabilities	37,337	38,117
Income taxes payable	1,168	1,082
Unearned revenue	38,016	36,624
Total current liabilities	1,106,921	187,852
Long-term debt, net of current maturities	—	1,000,927
Pension obligations	48,581	54,566
Postretirement and postemployment benefit obligations	6,189	9,979
Deferred income taxes	80,195	102,616
Income taxes payable	9,583	11,919
Other	13,876	15,150
Total liabilities	1,265,345	1,383,009
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	89,915	78,554
June 26, 2011; 44,958 shares;
September 26, 2010; 39,277 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	—	11,352
September 26, 2010; 5,676 shares
Additional paid-in capital	140,629	139,460
Accumulated deficit	(317,241)	(179,194)
Accumulated other comprehensive income	10,587	6,651
Total stockholders' equity (deficit)	(76,110)	56,823
Non-controlling interests	401	284
Total equity (deficit)	(75,709)	57,107
Total liabilities and equity (deficit)	1,189,636	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Operating revenue:
Advertising	132,995	140,813	408,814	425,775
Circulation	44,875	45,072	135,173	135,205
Other	9,436	10,520	29,712	31,007
Total operating revenue	187,306	196,405	573,699	591,987
Operating expenses:
Compensation	74,458	78,372	229,008	239,806
Newsprint and ink	14,632	13,618	45,156	39,373
Other operating expenses	55,969	57,686	173,114	178,954
Depreciation	6,559	6,844	20,376	21,378
Amortization of intangible assets	11,047	11,307	33,531	33,935
Impairment of goodwill and other assets	187,325	—	187,325	3,290
Workforce adjustments	2,086	395	2,721	1,082
Total operating expenses	352,076	168,222	691,231	517,818
Curtailment gains	3,974	—	16,137	45,012
Equity in earnings of associated companies	1,225	1,934	5,078	5,401
Reduction of investment in TNI	12,000	—	12,000	—
Operating income (loss)	(171,571)	30,117	(108,317)	124,582
Non-operating income (expense):
Financial income	102	63	179	262
Financial expense	(13,223)	(14,354)	(39,800)	(49,802)
Debt financing costs	(6,053)	(1,997)	(9,913)	(5,964)
Other, net	668	—	(16)	—
Total non-operating expense, net	(18,506)	(16,288)	(49,550)	(55,504)
Income (loss) before income taxes	(190,077)	13,829	(157,867)	69,078
Income tax expense (benefit)	(34,637)	3,790	(19,955)	28,099
Net income (loss)	(155,440)	10,039	(137,912)	40,979
Net income attributable to non-controlling interests	(77)	(20)	(136)	(63)
Income (loss) attributable to Lee Enterprises, Incorporated	(155,517)	10,019	(138,048)	40,916
Other comprehensive income (loss), net	1,725	(609)	3,936	(9,150)
Comprehensive income (loss)	(153,792)	9,410	(134,112)	31,766

Earnings (loss) per common share:
Basic	(3.46)	0.22	(3.08)	0.92
Diluted	(3.46)	0.22	(3.08)	0.91

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010

Cash provided by (required for) operating activities:
Net income (loss)	(137,912)	40,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,907	55,313
Impairment of goodwill and other assets	187,325	3,290
Curtailment gains	(16,137)	(45,012)
Reduction of investment in TNI	12,000	—
Accretion of debt fair value adjustment	(410)	(465)
Stock compensation expense	1,031	1,573
Distributions greater (less) than current earnings of MNI	87	(830)
Deferred income tax expense (benefit)	(25,444)	18,579
Debt financing costs	9,913	5,932
Changes in operating assets and liabilities:
Decrease in receivables	5,159	6,725
Decrease in inventories and other	2,468	1,934
Decrease in accounts payable, accrued expenses and unearned revenue	(4,204)	(10,573)
Decrease in pension, postretirement and post employment benefits	(547)	(1,929)
Change in income taxes receivable or payable	(2,250)	4,660
Other, net	(1,158)	(689)
Net cash provided by operating activities	83,828	79,487
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,641)	(6,695)
Decrease (increase) in restricted cash	4,651	(124)
Proceeds from sales of assets	1,790	1,253
Distributions greater than current earnings of TNI	27	47
Other	(10)	—
Net cash provided by (required for) investing activities	2,817	(5,519)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	36,000	73,800
Payments on long-term debt	(113,330)	(140,130)
Debt financing costs paid	(4,608)	(200)
Common stock transactions, net	(205)	(166)
Net cash required for financing activities	(82,143)	(66,696)
Net increase in cash and cash equivalents	4,502	7,272
Cash and cash equivalents:
Beginning of period	19,422	7,905
End of period	23,924	15,177

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 26, 2011 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2010 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 26, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Operating revenue	15,035	15,792	48,051	49,880
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,307	13,278	40,467	42,051
Workforce adjustments	—	—	232	783
Operating income	1,728	2,514	7,352	7,046

Company's 50% share of operating income	864	1,257	3,676	3,523
Less amortization of intangible assets	303	304	911	852
Equity in earnings of TNI	561	953	2,765	2,671

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(34,000) and $219,000 in the 13 weeks ended June 26, 2011 and June 27, 2010, respectively, and $177,000 and $87,000 in the 39 weeks ended June 26, 2011 and June 27, 2010, respectively.

Subject to the final determination of impairment charges, annual amortization of intangible assets is estimated to be $1,215,000 in the 52 week period ending June 2012, $1,189,000 in the 53 week period ending June 2013, and

$911,000 in each of the 52 week periods ending June 2014, June 2015 and June 2016. See Note 3.

Our preliminary impairment analysis as of June 26, 2011 resulted in a pretax reduction in the carrying value of TNI of $12,000,000. See Note 3.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Operating revenue	18,183	18,977	55,727	57,147
Operating expenses, excluding workforce adjustments, depreciation and amortization	15,007	15,203	46,135	46,556
Workforce adjustments	541	12	674	63
Depreciation and amortization	514	598	1,542	1,750
Operating income	2,121	3,164	7,376	8,778

Net income	1,328	1,962	4,626	5,460

Equity in earnings of MNI	664	981	2,313	2,730

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill in the 39 weeks ended June 26, 2011 are as follows:

(Thousands of Dollars)	June 26 2011

Goodwill, gross amount	1,536,000
Less accumulated impairment losses	1,102,448
Goodwill, beginning of period	433,552
Less current period impairment	174,125
Goodwill, end of period	259,427

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 26 2011	September 26 2010

Nonamortized intangible assets:
Mastheads	31,554	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	885,713	885,713
Less accumulated amortization	405,858	372,337
	479,855	513,376
Noncompete and consulting agreements	28,658	28,658
Less accumulated amortization	28,658	28,648
	—	10
	511,409	558,140

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

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of June 26, 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets as of June 26, 2011.

As a result, we recorded estimated pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized intangible assets by $174,125,000 and $13,200,000, respectively, in the 13 weeks ended June 26, 2011. Additional pretax, non-cash charges of $12,000,000 were recorded to reduce the carrying value of TNI. We recorded $37,524,000 of income tax benefits related to these charges.

We have determined that an impairment of our customer and newspaper subscriber lists is probable. However, because of the timing of the determination of impairment and complexity of the calculations required, we have not completed the required determination of fair value of amortizable and nonamortized intangible assets and real property. Accordingly, we are not able to estimate the impairment loss related to these asset groups and we have recorded an estimated impairment loss as a reduction of goodwill, nonamortized intangible assets and our investment in TNI as of June 26, 2011. The final determination of reductions in the amounts of goodwill and other assets included in the June 26, 2011 Consolidated Balance Sheet, including any additional impairment losses and the related tax impact, could change significantly. Such changes would not impact our cash flows. Definitive amounts will be included in our Annual Report on Form 10-K for the year ending September 25, 2011.

We also periodically evaluate our determination of the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. We tested such assets for impairment as of June 26, 2011, as noted above, but have not yet concluded whether adjustments to the useful lives of such assets are required.

Subject to the final determination of impairment charges, annual amortization of intangible assets for the 52 week period ending June 2012, 53 week period ending June 2013 and for each of the 52 week periods ending June 2014, June 2015 and June 2016 is estimated to be $43,797,000, $39,347,000, $39,023,000, $38,827,000 and $37,697,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $589,335,000 at June 26, 2011, and the $375,000,000 revolving credit facility, which has a balance of $272,425,000 at June 26, 2011, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively, are also in effect. At June 26, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the June 26, 2011 leverage level, our debt under the Credit Agreement will be priced at 1.25%, plus a LIBOR margin of 3.0%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At June 26, 2011, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 in September 2011 or we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in the 13 weeks ended June 26, 2011 were $15,000,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. At June 26, 2011, remaining payments in 2011 total $20,000,000. Payments in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $499,335,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. We made no payments related to this provision In the 13 weeks ended June 26, 2011.

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

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At June 26, 2011, we are in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $1,004,260,000 at June 26, 2011, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at June 26, 2011 was 5.5:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 7.0:1 in June 2011 to 6.75:1 in September 2011 and decrease to 6.5:1 in December 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at June 26, 2011 was 2.83:1. The minimum interest expense coverage ratio is 1.8:1 in June 2011 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $142,500,000 remains outstanding at June 26, 2011, was refinanced by the Noteholders until April 2012.

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

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In the 13 weeks ended June 26, 2011, we made no payment related to this provision.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. In 2010, a principal prepayment of $1,000,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer for the 13 weeks ended March 28, 2010. In the 13 weeks ended June 26, 2011, a principal prepayment of $500,000 was made under the Pulitzer Notes from excess cash flow of Pulitzer.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.0:1 at June 26, 2011), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 3.0:1 at June 26, 2011), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At June 26, 2011, Pulitzer is in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At June 26, 2011, the unaccreted balance totals $427,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At June 26, 2011, we have total unamortized financing costs of $6,335,000. The expected refinancing of our debt could result in expense recognition of some or all of such costs prior to the April 2012 maturity of the Credit Agreement and Pulitzer Notes.

Debt is summarized as follows:

			Interest Rates
(Thousands of Dollars)	June 26 2011	September 26 2010	June 26 2011

Credit Agreement:
A Term Loan	589,335	635,665	4.25
Revolving credit facility	272,425	285,425	4.25
Pulitzer Notes:
Principal amount	142,500	160,500	10.05
Unaccreted fair value adjustment	427	837
	1,004,687	1,082,427
Less current maturities	1,004,687	81,500
	—	1,000,927

At June 26, 2011, our weighted average cost of debt was 5.07%.

Liquidity

At June 26, 2011, we had $272,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $89,677,000 available for future use. Including cash and restricted cash, our liquidity at June 26, 2011 totals $118,573,000. This liquidity amount excludes any future cash flows. At June 26, 2011, remaining mandatory principal payments on debt in 2011 total $20,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011 and charged $4,198,000 of related debt financing costs to expense in the 13 weeks ended June 26, 2011.  Refinancing of our debt is among our highest priorities and in July 2011, we announced that we are engaged in substantive discussions with existing lenders about an extension of our Credit Agreement.  We expect our overall financial expense to increase as a result of the refinancing process. We will continue to pursue alternatives and intend to extend or refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 26, 2011.

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

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the Securities and Exchange Commission ("SEC"), which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. If the market price of our Common Stock increases sufficiently, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Service cost for benefits earned during the period	42	63	163	729
Interest cost on projected benefit obligation	2,088	2,217	6,229	6,671
Expected return on plan assets	(2,433)	(2,418)	(7,226)	(7,148)
Amortization of net loss	203	113	629	339
Amortization of prior service benefit	(34)	(34)	(103)	(102)
Curtailment gains	—	—	—	(2,004)
	(134)	(59)	(308)	(1,515)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Service cost for benefits earned during the period	232	41	715	368
Interest cost on projected benefit obligation	350	600	1,278	2,371
Expected return on plan assets	(563)	(571)	(1,675)	(1,702)
Amortization of net gain	(598)	(629)	(1,872)	(1,819)
Amortization of prior service benefit	(380)	(398)	(1,091)	(1,598)
Curtailment gains	(3,974)	—	(16,137)	(43,008)
	(4,933)	(957)	(18,782)	(45,388)
Based on our forecast at September 26, 2010, we expect to contribute $1,504,000 to our pension plans for the remainder of 2011. Based on our forecast at June 26, 2011, we do not expect to make significant contributions to our postretirement plans for the remainder of 2011.

2011 Changes to Plans

In May 2011, a new bargaining unit contract eliminated postretirement medical coverage for affected active employees and froze defined pension benefits. The elimination of postretirement medical coverage resulted in a non-cash curtailment gain of $3,974,000 which was recognized in the 13 weeks ended June 26, 2011, will reduce 2011 net periodic postretirement medical expense by $82,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $3,371,000. The freeze of defined pension benefits will reduce 2011 net periodic pension expenses by $188,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $592,000.

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

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		39 Weeks Ended
(Percent of Income Before Income Taxes)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Computed “expected” income tax expense (benefit)	(35.0)	35.0	(35.0)	35.0
State income taxes, net of federal tax benefit	(3.0)	3.0	(3.0)	3.0
Impairment of non deductible goodwill	21.6	—	26.0	—
Restricted Common Stock	—	—	(0.9)	2.0
Medicare Part D	—	—	(0.1)	5.3
Other	(1.8)	(10.6)	0.4	(4.6)
	(18.2)	27.4	(12.6)	40.7

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

We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2007.

7	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 26 2011	June 27 2010	June 26 2011	June 27 2010

Income (loss) attributable to Lee Enterprises, Incorporated:	(155,517)	10,019	(138,048)	40,916

Weighted average common shares	44,897	44,898	44,897	44,888
Less non-vested restricted Common Stock	—	334	87	335
Basic average common shares	44,897	44,564	44,810	44,553
Dilutive stock options and restricted Common Stock	—	477	—	306
Diluted average common shares	44,897	45,041	44,810	44,859

Earnings (loss) per common share:
Basic	(3.46)	0.22	(3.08)	0.92
Diluted	(3.46)	0.22	(3.08)	0.91

For the 13 weeks ended June 26, 2011 and June 27, 2010, we have 1,912,000 and 198,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share. For the 39 weeks ended June 26, 2011 and June 27, 2010, the weighted average shares not considered in the computation of diluted earnings per common share are 1,982,000 and 207,000, respectively.

8	STOCK OWNERSHIP PLANS

Stock Options

A summary of stock option activity during the 39 weeks ended June 26, 2011 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 26, 2010	940	8.77
Granted	1,105	2.57
Exercised	(15)	2.17
Cancelled	(149)	9.26
Outstanding, June 26, 2011	1,881	5.14	8.4	—

Exercisable, June 26, 2011	370	16.33	6.2	—

Total unrecognized compensation expense for unvested stock options as of June 26, 2011 is $2,012,000, which will be recognized over a weighted average period of 1.9 years.

Determining Fair Value

We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free interest rate. Each assumption is discussed below. This fair value is amortized using the straight-line method over the requisite service periods of the awards, which is generally three years.

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

The following assumptions were used to estimate the fair value of 2011 option awards:

Volatility (Percent)	111
Risk-free interest rate (Percent)	1.01
Expected term (Years)	4.7
Estimated fair value (Dollars)	2.00

Restricted Common Stock

A summary of restricted Common Stock activity during the 39 weeks ended June 26, 2011 follows:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 26, 2010	299	15.02
Vested	(297)	15.02
Forfeited	(2)	15.02
Outstanding, June 26, 2011	—	—

The fair value of restricted Common Stock vested during the 39 weeks ended June 26, 2011 totals $723,000.

9	FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements as of June 26, 2011:

(Thousands of Dollars)	Level 3	Total

Herald Value - liability (see Note 10)	2,300	2,300

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,155,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $142,500,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of June 26, 2011, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount.

Subject to the final determination of impairment charges, there were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 39 weeks ended June 26, 2011. See Note 3. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches.

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

The redemption of Herald's interest in PD LLC and DS LLC may generate significant tax benefits to us as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis to be amortized for income tax purposes over a 15 year period beginning in February 2009 is approximately $258,000,000.

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case is proceeding in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 26, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2010 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related financial measure under accounting principles generally accepted in the United States of America ("GAAP"). However, we believe the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate our financial performance, or assist in forecasting and analyzing future periods. We also believe such non-GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business or its ability to meet debt service requirements.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	June 26 2011	Percent of Revenue	June 27 2010	Percent of Revenue

Operating cash flow	40,161	21.4	46,334	23.6
Depreciation and amortization	(17,606)	(9.4)	(18,151)	(9.2)
Impairment of goodwill and other assets	(187,325)	(100.0)	—	—
Curtailment gains	3,974	2.1	—	—
Equity in earnings of associated companies	1,225	0.7	1,934	1.0
Reduction of investment in TNI	(12,000)	(6.4)	—	—
Operating income (loss)	(171,571)	(91.6)	30,117	15.3

	39 Weeks Ended
(Thousands of Dollars)	June 26 2011	Percent of Revenue	June 27 2010	Percent of Revenue

Operating cash flow	123,700	21.6	132,772	22.4
Depreciation and amortization	(53,907)	(9.4)	(55,313)	(9.3)
Impairment of goodwill and other assets	(187,325)	(32.7)	(3,290)	(0.6)
Curtailment gains	16,137	2.8	45,012	7.6
Equity in earnings of associated companies	5,078	0.9	5,401	0.9
Reduction of investment in TNI	(12,000)	(2.1)	—	—
Operating income (loss)	(108,317)	(18.9)	124,582	21.0

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

Our platforms include:

•	53 daily and 40 Sunday newspapers with average total circulation of 1.4 million and 1.7 million, respectively, for the 13 weeks ended June 26, 2011, read by nearly 4 million people in print;

•	Websites that complement our newspapers which attracted almost 22 million unique visitors in the month of June 2011, a 29% increase from June 2010, with nearly 210 million page views;

•	Mobile sites in all of our markets that attracted almost 18 million views in June 2011, a 220% increase from June 2010;

•	Smartphone applications in 38 locations;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of May 2011, the unemployment rate in nine of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and have still not recovered to pre-recession levels. 2010, 2009 and 2008 revenue, operating results and cash flows were significantly impacted by the recession. The duration and depth of an economic recession, and pace of economic recovery, which has deteriorated over the last several quarters, in markets in which we operate may influence our future results.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008, 2009 and 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2008 and 2009, and recorded estimated pretax, non-cash charges to reduce the carrying value of goodwill in the 13 weeks ended June 26, 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009 and 2010. We recorded deferred income tax benefits related to these charges.

We have determined that an impairment of our customer and newspaper subscriber lists is probable. However, because of the timing of the determination of impairment and complexity of the calculations required, we have not completed the required determination of fair value of amortizable and nonamortized intangible assets and real property. Accordingly, we are not able to estimate the impairment loss related to these asset groups and we have recorded an estimated impairment loss as a reduction of goodwill, nonamortized intangible assets and our investment in TNI as of June 26, 2011. The final determination of reductions in the amounts of goodwill and other assets included in the June 26, 2011 Consolidated Balance Sheet, including any additional impairment losses and the related tax impact, could change significantly. Such changes would not impact our cash flows. Definitive amounts will be included in our Annual Report on Form 10-K for the year ending September 25, 2011.

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

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011 and charged $4,198,000 of related debt financing costs to expense in the 13 weeks ended June 26, 2011.  Refinancing of our debt is among our highest priorities and in July 2011, we announced that we are engaged in substantive discussions with existing lenders about an extension of our Credit Agreement. We expect our overall financial expense to increase as a result of the refinancing process. We will continue to pursue alternatives and intend to extend or refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 26, 2011.

EQUITY CAPITAL

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. On July 8, 2011, the NYSE notified us that we did not meet the continued listing standards due to our failure to maintain an adequate share price and that we would have until January 8, 2012 to cure the deficiency relating to the minimum market price. As of June 26, 2011, we also do not meet the NYSE listing standard requiring a minimum of $50 million in total market capitalization or stockholders' equity. We expect to be notified by the NYSE with regard to our failure to meet this standard, which would normally involve an 18 month cure period. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and minimum capitalization requirement, after expiration of the applicable cure periods, our Common Stock could be removed from the NYSE and traded in the over-the-counter market. Based upon the number of shares of Common Stock outstanding as of June 26,2011, the 30-day average closing price of our Common Stock would need to be equal to approximately $1.12 per share to be in compliance with the NYSE minimum market price and minimum capitalization standards. These factors, along with volatile equity market conditions, could limit our ability to raise new equity capital in the future.

13 WEEKS ENDED JUNE 26, 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 26 2011	June 27 2010	Percent Change

Advertising revenue:
Retail	73,678	79,886	(7.8)
Classified:
Daily newspapers:
Employment	6,026	5,775	4.3
Automotive	5,979	6,545	(8.7)
Real estate	4,599	5,754	(20.1)
All other	11,218	12,560	(10.7)
Other publications	6,450	7,267	(11.2)
Total classified	34,272	37,901	(9.6)
Digital	15,696	12,863	22.0
National	6,261	7,198	(13.0)
Niche publications	3,088	2,965	4.1
Total advertising revenue	132,995	140,813	(5.6)
Circulation	44,875	45,072	(0.4)
Commercial printing	3,055	3,275	(6.7)
Digital services and other	6,381	7,245	(11.9)
Total operating revenue	187,306	196,405	(4.6)
Compensation	74,458	78,372	(5.0)
Newsprint and ink	14,632	13,618	7.4
Other operating expenses	55,969	57,686	(3.0)
Workforce adjustments	2,086	395	NM
	147,145	150,071	(1.9)
Operating cash flow	40,161	46,334	(13.3)
Depreciation and amortization	17,606	18,151	(3.0)
Impairment of goodwill and other assets	187,325	—	NM
Curtailment gains	3,974	—	NM
Equity in earnings of associated companies	1,225	1,934	(36.7)
Reduction of investment in TNI	12,000	—	NM
Operating income (loss)	(171,571)	30,117	NM
Non-operating expense, net	(18,506)	(16,288)	13.6
Income (loss) before income taxes	(190,077)	13,829	NM
Income tax expense (benefit)	(34,637)	3,790	NM
Net income (loss)	(155,440)	10,039	NM
Net income attributable to non-controlling interests	(77)	(20)	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(155,517)	10,019	NM
Other comprehensive income (loss), net	1,725	(609)	NM
Comprehensive income (loss)	(153,792)	9,410	NM

Earnings (loss) per common share:
Basic	(3.46)	0.22	NM
Diluted	(3.46)	0.22	NM

References to the "2011 Quarter" refer to the 13 weeks ended June 26, 2011. Similarly, references to the "2010 Quarter" refer to the 13 weeks ended June 27, 2010.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. In the 13 weeks ended December 26, 2010, total operating revenue decreased 1.0%. For the 2011 Quarter, total operating revenue decreased $9,099,000, or 4.6%, compared to the 2010 Quarter and same property revenue decreased 4.2%. From January through June 2011, the pace of economic growth slowed significantly. We expect year over year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In the 2011 Quarter, advertising revenue decreased $7,818,000, or 5.6%. On a combined basis, print and digital retail advertising decreased 4.9%. Print retail revenue decreased $6,208,000, or 7.8%, in the 2011 Quarter while daily newspaper retail advertising lineage increased 0.6%. Retail preprint insertion revenue decreased 7.2%. Digital retail advertising increased 37.5%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

	13 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	Percent Change

Retail	80,262	84,387	(4.9)
Classified:
Employment	9,994	9,600	4.1
Automotive	10,391	10,759	(3.4)
Real estate	6,216	7,721	(19.5)
Other	15,753	17,712	(11.1)
Total classified	42,354	45,792	(7.5)
National	7,290	7,668	(4.9)

On a combined basis, print and digital classified revenue decreased 7.5%. Print classified advertising revenue decreased $3,629,000, or 9.6%, in the 2011 Quarter. Digital classified advertising decreased 2.8%. Print employment advertising (including advertising in publications other than our daily newspapers) increased 2.7% and digital employment advertising increased 6.6%. As a result, this category increased 4.1% overall. Print automotive advertising increased 0.7% and digital automotive advertising decreased 33.2%. As a result, this category decreased 3.4% overall. Print real estate advertising decreased 19.4%. Digital real estate advertising decreased 19.9%. Other print classified advertising decreased 10.9%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	13 Weeks Ended
(Thousands of Inches)	June 26 2011	June 27 2010	Percent Change

Retail	2,601	2,587	0.6
Classified	2,787	2,917	(4.5)
National	98	109	(10.5)
	5,486	5,613	(2.3)

On a stand-alone basis, digital advertising revenue increased 22.0% in the 2011 Quarter representing 11.8% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $937,000, or 13.0%, due primarily to a 10.5% decrease in lineage. Digital national advertising increased 119.7%. Advertising in niche publications increased 4.1%.

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

Our digital sites attracted 21.6 million unique visitors in the month of June 2011, an increase of 29.1% from a year ago, with approximately 209.9 million page views. The number of mobile page views grew 219.6% to 17.8 million in June 2011. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue decreased $220,000, or 6.7%, in the 2011 Quarter. Digital services and other revenue decreased $864,000, or 11.9%, in the 2011 Quarter, primarily due to the sale of a book publishing business in February 2011.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $4,617,000, or 3.1%, in the 2011 Quarter and same property costs decreased 2.3%.

Compensation expense decreased $3,914,000, or 5.0%, in the 2011 Quarter, driven by a decline in average full time equivalent employees of 4.8%.

Newsprint and ink costs increased $1,014,000, or 7.4%, in the 2011 Quarter as a result of higher prices partially offset by a reduction in newsprint volume of 5.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $1,717,000, or 3.0%, in the 2011 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $2,086,000 and $395,000 in the 2011 Quarter and 2010 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Despite the increased cost of newsprint, operating expenses, excluding depreciation, amortization and unusual matters, are expected to decrease approximately 4-5% in the 13 weeks ending September 25, 2011. Cash costs for 2012 are expected to decrease 1-2% from the 2011 level.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 13.3%, to $40,161,000, in the 2011 Quarter compared to $46,334,000 in the 2010 Quarter. Operating cash flow margin decreased to 21.4% from 23.6% a year ago reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $285,000, or 4.2%, in the 2011 Quarter and amortization expense decreased $260,000, or 2.3%, in the 2011 Quarter.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of June 26, 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets as of June 26, 2011.

As a result, we recorded estimated pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized intangible assets by $174,125,000 and $13,200,000, respectively, in the 13 weeks ended June 26, 2011. Additional pretax, non-cash charges of $12,000,000 were recorded to reduce the carrying value of TNI. We recorded $37,524,000 of income tax benefits related to these charges.

We have determined that an impairment of our customer and newspaper subscriber lists is probable. However, because of the timing of the determination of impairment and complexity of the calculations required, we have not completed the required determination of fair value of amortizable and nonamortized intangible assets and real property. Accordingly, we are not able to estimate the impairment loss related to these asset groups and we have recorded an estimated impairment loss as a reduction of goodwill, nonamortized intangible assets and our investment in TNI as of June 26, 2011. The final determination of reductions in the amounts of goodwill and other assets included in the June 26, 2011 Consolidated Balance Sheet, including any additional impairment losses and the related tax impact, could change significantly. Such changes would not impact our cash flows. Definitive amounts will be included in our Annual Report on Form 10-K for the year ending September 25, 2011.

In May 2011, a new bargaining unit contract eliminated postretirement medical coverage for affected active employees and froze defined pension benefits. The elimination of postretirement medical coverage resulted in a non-cash curtailment gain of $3,974,000 which was recognized in the 13 weeks ended June 26, 2011, will reduce 2011 net periodic postretirement medical expense by $82,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $3,371,000. The freeze of defined pension benefits will reduce 2011 net periodic pension expenses by $188,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $592,000.

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

Equity in earnings in associated companies decreased $709,000 in the 2011 Quarter.

The factors noted above resulted in an operating loss of $171,571,000 in the 2011 Quarter and operating income of $30,117,000 in the 2010 Quarter.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, increased $2,925,000, or 17.9%, to $19,276,000 in the 2011 Quarter due primarily to the write-off of $4,198,000 of debt financing costs associated with the notes offerings in April 2011, partially offset by lower debt balances. Our weighted average cost of debt was 5.07% at the end of the 2011 Quarter, compared to 5.04% at the end of the 2010 Quarter.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 4.5%, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2011 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.0% . The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, increased 0.5% in April 2010 to 9.55% and increased 0.5% in April 2011 to 10.05%.

Overall Results

We recognized an income tax benefit of 18.2% of loss before income taxes in the 2011 Quarter and income tax expense of 27.4% of income before income taxes in the 2010 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $155,517,000 in the 2011 Quarter compared to income attributable to Lee Enterprises, Incorporated of $10,019,000 in the 2010 Quarter. We recorded loss per diluted common share of $3.46 in the 2011 Quarter and earnings per diluted common share of $0.22 in the 2010 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, was $0.21 in the 2011 Quarter, compared to $0.26 in the 2010 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 26 2011		June 27 2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(155,517)	(3.46)	10,019	0.22
Adjustments:
Impairment of goodwill and other assets	199,325		—
Curtailment gains	(3,974)		—
Debt financing costs	6,053		1,997
Other, net	2,248		399
	203,652		2,396
Income tax effect of adjustments, net, and unusual tax matters	(38,742)		(838)
	164,910	3.67	1,558	0.03
Income attributable to Lee Enterprises, Incorporated, as adjusted	9,393	0.21	11,577	0.26

39 WEEKS ENDED JUNE 26, 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 26 2011	June 27 2010	Percent Change

Advertising revenue:
Retail	232,680	248,200	(6.3)
Classified:
Daily newspapers:
Employment	16,883	15,674	7.7
Automotive	17,671	18,830	(6.2)
Real estate	13,989	17,888	(21.8)
All other	32,429	34,250	(5.3)
Other publications	19,181	20,516	(6.5)
Total classified	100,153	107,158	(6.5)
Digital	44,658	34,824	28.2
National	22,022	26,577	(17.1)
Niche publications	9,301	9,016	3.2
Total advertising revenue	408,814	425,775	(4.0)
Circulation	135,173	135,205	—
Commercial printing	8,998	8,901	1.1
Digital services and other	20,714	22,106	(6.3)
Total operating revenue	573,699	591,987	(3.1)
Compensation	229,008	239,806	(4.5)
Newsprint and ink	45,156	39,373	14.7
Other operating expenses	173,114	178,954	(3.3)
Workforce adjustments	2,721	1,082	NM
	449,999	459,215	(2.0)
Operating cash flow	123,700	132,772	(6.8)
Depreciation and amortization	53,907	55,313	(2.5)
Impairment of goodwill and other assets	187,325	3,290	NM
Curtailment gains	16,137	45,012	(64.1)
Equity in earnings of associated companies	5,078	5,401	(6.0)
Reduction of investment in TNI	12,000	—	NM
Operating income (loss)	(108,317)	124,582	NM
Non-operating expense, net	(49,550)	(55,504)	(10.7)
Income (loss) before income taxes	(157,867)	69,078	NM
Income tax expense (benefit)	(19,955)	28,099	NM
Net income (loss)	(137,912)	40,979	NM
Net income attributable to non-controlling interests	(136)	(63)	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(138,048)	40,916	NM
Other comprehensive income (loss), net	3,936	(9,150)	NM
Comprehensive income (loss)	(134,112)	31,766	NM

Earnings (loss) per common share:
Basic	(3.08)	0.92	NM
Diluted	(3.08)	0.91	NM

References to the "2011 Period" refer to the 39 weeks ended June 26, 2011. Similarly, references to the "2010 Period" refer to the 39 weeks ended June 27, 2010.

Year-over-year revenue trends improved significantly overall as 2010 progressed. In the 13 weeks ended September 27, 2009, total operating revenue decreased 20.0%, compared to the prior year period. In the 13 weeks ended September 26, 2010, total operating revenue declined 3.7%. Certain categories of advertising, such as digital, and employment and auto classified advertising, turned positive compared to 2009 at different points in 2010. In the 13 weeks ended December 26, 2010, total operating revenue decreased 1.0%. For the 2011 Period, total operating revenue decreased $18,288,000, or 3.1%, compared to the 2010 Period, and same property revenue decreased 2.9%. From January through June 2011, the pace of economic growth slowed significantly. We expect year over year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In the 2011 Period, advertising revenue decreased $16,961,000, or 4.0%. On a combined basis, print and digital retail advertising decreased 3.7%. Print retail revenue decreased $15,520,000, or 6.3%, in the 2011 Period while daily newspaper retail advertising lineage increased 0.4%. Retail preprint insertion revenue decreased 3.6%. Digital retail advertising increased 43.1%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

	39 Weeks Ended
(Thousands of Dollars)	June 26 2011	June 27 2010	Percent Change

Retail	250,026	259,512	(3.7)
Classified:
Employment	27,843	25,901	7.5
Automotive	31,533	31,128	1.3
Real estate	18,847	23,892	(21.1)
Other	45,866	48,556	(5.5)
Total classified	124,089	129,477	(4.2)
National	25,397	27,771	(8.5)

On a combined basis, print and digital classified revenue decreased 4.2%. Print classified advertising revenue decreased $7,005,000, or 6.5%, in the 2011 Period. Digital classified advertising increased 1.0%. Print employment advertising (including advertising in publications other than our daily newspapers) increased 5.8% and digital employment advertising increased 10.7%. As a result, this category increased 7.5% overall. Print automotive advertising increased 2.6% and digital automotive advertising decreased 8.5%. As a result, this category increased 1.3% overall. Print real estate advertising decreased 21.1%. Digital real estate advertising decreased 21.8%. Other print classified advertising decreased 5.2%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

	39 Weeks Ended
(Thousands of Inches)	June 26 2011	June 27 2010	Percent Change

Retail	7,858	7,827	0.4
Classified	8,087	8,180	(1.1)
National	307	380	(19.2)
	16,252	16,387	(0.8)

On a stand-alone basis, digital advertising revenue increased 28.2% in the 2011 Period representing 10.9% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $4,555,000, or 17.1%, due primarily to a 19.2% decrease in lineage. Digital national advertising increased 174.2%. Advertising in niche publications increased 3.2%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue remained flat in the 2011 Period.

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

Our digital sites attracted 21.6 million unique visitors in the month of June 2011, an increase of 29.1% from a year ago, with approximately 209.9 million page views. The number of mobile page views grew 219.6% to 17.8 million in June 2011. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $97,000, or 1.1%, in the 2011 Period. Digital services and other revenue decreased $1,392,000, or 6.3%, in the 2011 Period.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $10,855,000, or 2.4%, in the 2011 Period and same property costs decreased 1.7%.

Compensation expense decreased $10,798,000, or 4.5%, in the 2011 Period, driven by a decline in average full time equivalent employees of 3.9%.

Newsprint and ink costs increased $5,783,000, or 14.7%, in the 2011 Period as a result of higher prices, which were partially offset by a reduction in newsprint volume of 4.2%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $5,840,000, or 3.3%, in the 2011 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $2,721,000 and $1,082,000 in the 2011 Period and 2010 Period, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Despite the increased cost of newsprint, operating expenses, excluding depreciation, amortization and unusual matters, are expected to decrease approximately 4-5% in the 13 weeks ending September 25, 2011. Cash costs for 2012 are expected to decrease 1-2% from the 2011 level.

Results of Operations

As a result of the factors noted above, operating cash flow decreased 6.8%, to $123,700,000, in the 2011 Period compared to $132,772,000 in the 2010 Period. Operating cash flow margin decreased to 21.6% from 22.4% a year ago reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $1,002,000, or 4.7%, in the 2011 Period due to lower levels of capital spending in 2010 and 2009. Amortization expense decreased $404,000, or 1.2%, in the 2011 Period.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets as of June 26, 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets as of June 26, 2011.

As a result, we recorded estimated pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized intangible assets by $174,125,000 and $13,200,000, respectively, in the 13 weeks ended June 26, 2011. Additional pretax, non-cash charges of $12,000,000 were recorded to reduce the carrying value of TNI. We recorded $37,524,000 of income tax benefits related to these charges.

We have determined that an impairment of our customer and newspaper subscriber lists is probable. However, because of the timing of the determination of impairment and complexity of the calculations required, we have not completed the required determination of fair value of amortizable and nonamortized intangible assets and real property. Accordingly, we are not able to estimate the impairment loss related to these asset groups and we have recorded an estimated impairment loss as a reduction of goodwill, nonamortized intangible assets and our investment in TNI as of June 26, 2011. The final determination of reductions in the amounts of goodwill and other assets included in the June 26, 2011 Consolidated Balance Sheet, including any additional impairment losses and the related tax impact, could change significantly. Such changes would not impact our cash flows. Definitive amounts will be included in our Annual Report on Form 10-K for the year ending September 25, 2011.

In May 2011, a new bargaining unit contract eliminated postretirement medical coverage for affected active employees and froze defined pension benefits. The elimination of postretirement medical coverage resulted in a non-cash curtailment gain of $3,974,000 which was recognized in the 13 weeks ended June 26, 2011, will reduce 2011 net periodic postretirement medical expense by $82,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $3,371,000. The freeze of defined pension benefits will reduce 2011 net periodic pension expenses by $188,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $592,000.

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

Equity in earnings in associated companies decreased $323,000 in the 2011 Period.
The factors noted above resulted in an operating loss of $108,317,000 in the 2011 Period and operating income of $124,582,000 in the 2010 Period.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $6,053,000, or 10.9%, to $49,713,000 in the 2011 Period due primarily to lower debt balances, partially offset by the write-off of $4,198,000 of debt financing costs associated with the notes offerings in April 2011. Our weighted average cost of debt was 5.07% at the end of the 2011 Period, compared to 5.04% at the end of the 2010 Period.

As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to the LIBOR minimum plus 4.5%, and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the June 2011 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.0%. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, increased 0.5% in April 2010 to 9.55% and increased 0.5% in April 2011 to 10.05%.

Overall Results

We recognized an income tax benefit of 12.6% of loss before income taxes in the 2011 Period and income tax expense of 40.7% of income before income taxes in the 2010 Period. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $138,048,000 in the 2011 Period compared to income attributable to Lee Enterprises, Incorporated of $40,916,000 in the 2010 Period. We recorded loss per diluted common share of $3.08 in the 2011 Period and earnings per diluted common share of $0.91 in the 2010 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.51 in the 2011 Period compared to $0.55 in the 2010 Period. Per share amounts may not add due to rounding.

	39 Weeks Ended
	June 26 2011		June 27 2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(138,048)	(3.08)	40,916	0.91
Adjustments:
Curtailment gains	(16,137)		(45,012)
Impairment of goodwill and other assets	199,325		3,290
Debt financing costs	9,913		5,964
Other, net	3,038		1,493
	196,139		(34,265)
Income tax adjustment related to new health care legislation	—		2,012
Income tax effect of adjustments, net, and other unusual tax matters	(35,331)		16,175
	160,808	3.59	(16,078)	(0.36)
Income attributable to Lee Enterprises, Incorporated, as adjusted	22,760	0.51	24,838	0.55

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $83,828,000 in the 2011 Period and $79,487,000 in the 2010 Period. Depreciation and amortization decreased in the 2011 Period as discussed under “Results of Operations” above. In the 2011 Period and 2010 Period, we recognized estimated charges for the impairment of goodwill and other assets, including TNI Partners, of $199,325,000 and $3,290,000, respectively. In the 2011 Period and 2010 Period, we also recognized non-cash curtailment gains totaling $16,137,000 and $45,012,000, respectively. The net change in all of the aforementioned factors, as well as changes in deferred income taxes, accounted for the majority of the increase in cash provided between periods. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $2,817,000 in the 2011 Period and cash required for investing activities totaled $5,519,000 in the 2010 Period. Restricted cash was reduced $4,651,000 in the 2011 Period. Capital spending totaled $3,641,000 in the 2011 Period and $6,695,000 in the 2010 Period and accounted for substantially all of the net usage of funds in the 2010 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total between $6,000,000 and $10,000,000 in 2011, and other requirements, will be available from internally generated funds, or availability under our Credit Agreement. The 2009 Amendments, as more fully discussed in Note 4 of the Notes to Consolidated Financial Statements, included herein, limit capital expenditures to $30,000,000 in 2011.

Financing Activities

Cash required for financing activities totaled $82,143,000 in the 2011 Period and $66,696,000 in the 2010 Period. We paid $4,608,000 of debt financing costs in the 2011 Period; of which $4,198,000 relates to the notes offerings in April 2011. Debt reduction accounted for the remainder of the usage of funds in the 2011 Period and substantially all of the usage of funds in the 2010 Period.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Liquidity

At June 26, 2011, we had $272,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $89,677,000 available for future use. Including cash and restricted cash, our liquidity at June 26, 2011 totals $118,573,000. This liquidity amount excludes any future cash flows. At June 26, 2011, remaining mandatory principal payments on debt in 2011 total $20,000,000. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows. We expect all interest and principal payments due in 2011 will be satisfied by our continuing cash flows, which will allow us to maintain, or increase, the current level of liquidity.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011.  Refinancing of our debt is among our highest priorities and in July 2011, we announced that we are engaged in substantive discussions with existing lenders about an extension of our Credit Agreement.  We expect our overall financial expense to increase as a result of the refinancing process. We will continue to pursue alternatives and intend to extend or refinance the Credit Agreement and Pulitzer Notes before their April 2012 maturity.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 26, 2011.

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

In 2010, we filed the Shelf with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. If the market price of our Common Stock increases sufficiently, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt subject to conditions of existing debt agreements.

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $8,618,000, based on $861,760,000 of floating rate debt outstanding at June 26, 2011.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively. At June 26, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of January 2011 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At June 26, 2011, approximately 86% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Newsprint prices rose steadily throughout 2010.  Since October 2010, newsprint prices have been relatively stable as producers utilize export shipments outside of North America, and manage capacity in an attempt to balance production against significant demand declines.  Declining demand trends continue to influence price levels despite upward input cost pressures, particularly fiber costs, and an unfavorable Canadian exchange rate. The final extent of future price changes, if any, is subject to negotiations with each newsprint producer.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of June 26, 2011, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 26, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to violation of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court judge granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. Discovery in the case is proceeding in the normal course and we intend to bring a motion to reverse the class certification ruling upon completion of that process. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole. We deny the allegations of employee status, consistent with our past practices and industry practices, and intend to vigorously contest the action, which is not covered by insurance.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	August 5, 2011
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)