Form 10-K
period 2011-09-25
LEE ENTERPRISES, INC
filed 2011-12-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 25, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 27, 2011: approximately $114,069,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock and Class B Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2011. Common Stock, $2 par value, 44,957,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in February 2012 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to 2011, 2010, 2009 and the like mean the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are the outcome and impact on our business of any resulting proceedings under Chapter 11 of the Bankruptcy Code, our ability to generate cash flows and maintain liquidity sufficient to service our debt, to comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary, and to refinance our debt as it comes due.

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, availability of credit, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, maintaining our listing status on the NYSE, competition and other risks detailed from time to time in our publicly filed documents.

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

PART I

We experienced significant net losses in 2011, 2009 and 2008, due primarily to non-cash charges for impairment of goodwill and other assets. In addition, our ability to operate as a going concern is dependent on our ability to consumate our refinancing plan, and subsequent performance. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 3 and 4 of the Notes to Consolidated Financial Statements, included herein, for additional information.

ITEM 1. BUSINESS

We are a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, MO, our 52 markets, across 23 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	52 daily and 39 Sunday newspapers with circulation totaling 1.3 million and 1.6 million, respectively, for the six months ended September 2011, read by nearly 4 million people in print;

•	Websites in all of our markets that complement our newspapers and attracted almost 22 million unique visitors in September 2011, a 13% increase from September 2010;

•	Mobile sites in all of our markets that attracted almost 23 million views in September 2011, a 231% increase from September 2010;

•	Smart-phone applications in all markets;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of September 2011, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange ("NYSE") in 1978. Until 2001, we also operated a number of network-affiliated and satellite television stations. We have acquired and divested a number of businesses since 2001. The acquisition of Pulitzer Inc., the most significant of these transactions, is discussed more fully below.

STATUS OF DEBT REFINANCING

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Note 4 of the Notes to Consolidated Financial Statements, included herein. Substantially all of our debt matures in April 2012.

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt will consist of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that is not expected to be drawn at closing. The second lien debt will be a $175,000,000 term loan.

The first lien term loan will bear interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan will be required quarterly beginning in June 2012 and total $10,000,000 annually in the twelve month period ending March 2013, increasing to $12,000,000 in the following twelve months and to $13,500,000 annually thereafter. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, will be at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility will also support issuance of letters of credit. The maturity is in December 2015.

The second lien term loan will bear interest at 15.0% and mature in April 2017. It requires no amortization and has no affirmative financial covenants. Lenders under the second lien term loan will share in the issuance of approximately 6,744,000 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

As a condition to the refinancing of the Credit Agreement, we were expected to refinance the remaining $138,000,000 of our current Pulitzer Notes debt with a separate $175,000,000 loan to be arranged in the leveraged loan or high yield markets. Subsequent credit market conditions did not allow for that debt to be refinanced on acceptable terms, and as a result, we chose to amend the Pulitzer Notes and extend the maturity with the existing Noteholders.

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes will carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments will total $6,400,000 per year. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011), offset by $3,500,000 of non-cash fees to be paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes will have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets will secure the debt, as is the case today. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Mandatory annual principal payments will total $11,400,000 in 2012. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $40,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012 upon consummation of the transactions.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 will be charged to expense in 2012 prior to, or upon consummation of the transactions. The terms of the amended agreements require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes require 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 6% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we will make use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code on or about December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process is not expected to have an adverse effect on our governance or operations. Immediately upon filing, we will request authority to pay all suppliers and other vendors without delay, which request is commonly approved in similar situations. All our digital and print products will be published as usual and no employees will be impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI are not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process is expected to be completed on or before December 12, 2011.

We expect to complete the restructuring process quickly and without disruption to our business, likely in 60 days or less from the date of filing. We have received commitments for a $40,000,000 debtor-in-possession financing facility that will provide additional liquidity during the restructuring process and will, subject to the satisfaction of certain conditions, be converted into the revolving credit facility under the amended Credit Agreement upon our emergence from Chapter 11 proceedings.

Support agreements have been executed by 94% of Lenders under the Credit Agreement and 100% of Noteholders of the Pulitzer Notes and are in effect as of September 8, 2011 and December 2, 2011, respectively. Such support agreements require the Lenders and Noteholders to support the amendments to the Credit Agreement and Pulitzer Notes, respectively, contemplated in the prepackaged filing. An amendment to the Credit Agreement to allow unscheduled principal payments on the Pulitzer Notes and to facilitate other aspects of the refinancing process was declared effective on December 2, 2011.

We do not expect the refinancing process to affect the trading of our Common Stock on the NYSE. We are currently operating under an approved plan, which is subject to periodic reassessment by the NYSE, to address non-compliance issues, including the need to increase the average closing price of our Common Stock to $1 per share.

Since our refinancing process was not completed at the time of the filing of our Annual Report on Form 10-K, there is significant uncertainty about our ability to operate as a going concern. Accordingly, the opinion of our independent registered accounting firm on our Consolidated Financial Statements contains explanatory going concern language. Our ability to operate as a going concern is dependent on our ability to obtain approval by the U.S. Bankruptcy Court of the refinancing plan approved by creditors and to generate cash flows and maintain liquidity sufficient to service our debt.

STRATEGIC INITIATIVES

We are focused on five strategic initiatives:

Build On Our Position As A Leading Source Of Local News And Information, And A Major Platform For Advertising, In Attractive, Geographically Diverse, Midsize And Small Markets

We are a leading provider of local news and information, and a major platform for advertising, in our markets and have been for many years. Our brands are well known in our markets. We believe we have more journalists than any other local news and information source in our markets and, in many cases, more than all of our local competitors combined. We believe our brand strength and the size of our news staff allow us to provide more comprehensive coverage of local news than our competitors in our markets.

We believe our longstanding commitment to our markets, leading news staffs and close relationships with advertisers in our markets serve as a platform from which to grow in the future.

Drive Revenue

Revenue has been a key imperative among our top priorities since 2001. We pursue revenue opportunities by gaining new local advertisers, introducing new products and increasing our share of advertising spending from existing clients. Our sales force is larger, and we believe of higher quality, than any local competitor, and we invest heavily in training, especially with respect to our expanding array of digital products. As a result of our focus on revenue, our advertising revenues have outperformed the industry average for 33 quarters in a row, since June 2003, as measured by the Newspaper Association of America ("NAA").

Further Expand Our Audiences

The number of customers we reach in our markets is critical to our value to advertisers. As measured in 12 of our top markets by independent, third-party research, we deliver unduplicated reach of print and online readers of an average of 81% of all adults over a seven-day period through our print and digital platforms. Our combined print and digital reach in percentage terms was essentially the same in 2011 as it was in 2007. Among those 18-29 years old, we reach an average of 78%.

We continually strive to increase our reach by creatively and energetically improving our content across print and digital platforms.

Seize Digital Opportunities

We offer advertisers a wide array of digital products, including video, digital couponing, behavioral targeting, banner ads and social networking. Digital advertising revenue increased 27% in 2011 and we expect that digital revenue will continue to grow.

On our digital sites, we provide news stories 24 hours a day and post continual updates of developing stories, often including video. Customers access our stories digitally on websites, mobile devices and tablets. As a result, our digital audience has grown rapidly. In September 2011, unique visitors to our digital sites increased 13% from September 2010 to 22 million.

We have developed mobile sites in all of our markets as well as separate smart phone applications in all markets, and, as a result, we have enjoyed significant audience growth, with mobile page views increasing 231% in September 2011 from September 2010. In most of our markets, our websites are the leading local digital news source. As with mobile, we have moved quickly to develop applications for tablets, including the iPad, and with our mobile audience growth and high advertiser interest we expect mobile and tablet advertising revenue to increase in the next few years. As new digital technologies emerge, we expect to move rapidly to make our content available on them.

Aggressively Control Costs

Throughout the recent economic downturn, we have aggressively and carefully managed our costs to maintain our margins and profitability. Since 2007, we reduced cash costs (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) $260,000,000, or more than 30%. We regionalized staff functions, consolidated and outsourced printing, discontinued unprofitable niche publications, reduced newsprint volume 49%, and sharpened our focus on cost control in all areas. We have reduced personnel while protecting our strength in news, sales and digital products.

Our cost actions allowed us to maintain significant cash flows despite declining revenues. While future cost reductions will be more difficult to accomplish as a result of the significant reductions to our cost structure that we have achieved, we remain committed to maintaining strong cash flows.

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

Until the May 2009 discontinuation of print publication of the Tucson Citizen, TNI was subject to the provisions of the Newspaper Preservation Act of 1970, which permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws. Agency agreements generally allow newspapers operating in the same market to share certain printing and other facilities and to pool certain revenue and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers in the same market.

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

ADVERTISING

Approximately 71% of our 2011 revenue was derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase our print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products. Since June 2003, our advertising results have benchmarked favorably each quarter to industry averages compiled by the NAA.

Several of our businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance or human resources, management and/or production of the publications. Sales penetration can improve if the sales effort is successful in cross-selling advertising into multiple publications and digital. A table under the caption “Daily Newspapers and Markets” in Item 1, included herein, identifies those groups of our newspapers operating in clusters.

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

In 2007, in conjunction with several other major publishing organizations (“Consortium”), we entered into a strategic alliance with Yahoo!, in which the Consortium offers its classified employment advertising customer base the opportunity to also post job listings and other employment products on Yahoo!'s HotJobs national platform. The HotJobs platform was acquired in August 2010 by Monster Worldwide, Inc., which has assumed the relationship with the Consortium under an amended contract. In addition, the Consortium and Yahoo! have worked together to provide new behavioral targeting, search, content and local applications across the newspapers' digital products, further enhancing the value of these sites as a destination for digital users. The Consortium currently includes more than 30 companies and approximately 800 local newspapers across the United States.

We also own 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides digital infrastructure and digital publishing services for more than 1,500 daily and weekly newspapers and shoppers, including those of the Company.

Our digital businesses experienced rapid growth in the second half of 2010 and again in 2011 after recession-related declines in 2008 and 2009. Digital advertising represented 12.0% of total advertising revenue in the 13 weeks ended September 25, 2011.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 81% of adults in our larger markets. Scarborough Research from 2010 ranks the St. Louis Post-Dispatch and STLtoday.com as the market with the 5th highest combination of newspaper and web reach of the 25 most populated U.S. markets. Readership by young adults is also significant in our larger markets. We are maintaining large audiences in our markets through the combination of stable newspaper readership and digital audience growth, as illustrated in the table below, as well as through additional specialty and niche publications. In 2010, for the first time, we measured use of our daily newspapers by non-readers ("print users").

Audience reach is summarized as follows:

	All Adults					Age 18-29
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2007	2008	2009	2010	2011

Print users (1)	NA	NA	NA	16	15	NA	NA	NA	23	22
Print only readers	48	49	46	43	42	35	38	40	31	32
Print and digital readers	13	16	16	15	16	14	18	15	13	13
Digital only readers	5	6	7	8	8	6	9	7	9	11
Total reach	66	71	69	82	81	55	65	62	77	78

Total print reach (1)	61	65	62	74	73	49	55	55	68	67
Total digital reach	18	22	22	24	23	20	27	22	22	25

(1)	Print users not measured prior to 2010. As a result, print reach in 2011 and 2010 is not comparable to prior periods presented.
Source:	Lee Enterprises Audience Report, Thoroughbred Research. January - June 2007, 2008, 2009, 2010 and 2011.
Markets:	12 largest markets in 2008-2011. 2007 data excludes Tucson, AZ and La Crosse, WI.
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, print circulation is our largest source of revenue. In 2011 we implemented charges for digital access to our content in certain of our markets. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales peaked in 1984 and Sunday circulation unit sales peaked in 1990. For the six months ended September 2011, our daily circulation units, which includes TNI and MNI, as measured by the Audit Bureau of Circulations (“ABC”) were 1.3 million and Sunday circulation units were 1.6 million. Comparable amounts for 2010 are not available due to extensive changes made by the ABC to the measurement of circulation units. The new ABC standards include updated measures for newspaper subscriptions that include hybrid and bundled digital editions, while continuing to address the growing market for paid content across multiple platforms, such as e-readers and mobile apps. These changes were effective in October 2010.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence print circulation. The introduction in 2010, and expansion in 2011, of new mobile and tablet applications positively impacted our digital audiences.

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

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	191,631		332,825
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	89,874		143,358
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	86,894		91,701
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	84,191		119,192
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	8,365		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,207		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	3,719		—
North County Times and the Californian	nctimes.com	Escondido and Temecula, CA	75,727		80,920
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	59,955		70,819
Columbus Telegram	columbustelegram.com	Columbus, NE	7,638		8,709
Fremont Tribune	fremonttribune.com	Fremont, NE	7,398		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	5,039		—
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	45,360		59,482
Muscatine Journal	muscatinejournal.com	Muscatine, IA	5,834		—
Central Illinois Newspaper Group
The Pantagraph	pantagraph.com	Bloomington, IL	39,349		42,786
Herald & Review	herald-review.com	Decatur, IL	28,018	(5)	43,089
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	12,773		—
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	37,994		44,950
Billings Gazette	billingsgazette.com	Billings, MT	37,310	(5)	44,689
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	33,837	(5)	38,114
The Daily Herald	heraldextra.com	Provo, UT	27,948		43,586
The Post-Star	poststar.com	Glens Falls, NY	26,133		29,719
Missoula Group
Missoulian	missoulian.com	Missoula, MT	25,966	(5)	28,917
Ravalli Republic	ravallinews.com	Hamilton, MT	4,363	(6)	—
The Southern Illinoisan	thesouthern.com	Carbondale, IL	25,845		33,471

			Paid Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	25,720		45,332
Winona Daily News	winonadailynews.com	Winona, MN	9,240		10,351
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	5,388	(7)	5,462
The Journal Times	journaltimes.com	Racine, WI	25,532	(5)	28,330
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	25,393		28,643
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	24,842		29,829
Casper Star-Tribune	trib.com	Casper, WY	24,516		24,172
The Daily News	tdn.com	Longview, WA	22,695	(5)	24,078
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	17,508	(5)	21,509
Elko Daily Free Press	elkodaily.com	Elko, NV	5,654	(6)	—
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	14,399	(5)	15,084
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	10,351	(5)	10,517
Globe Gazette	globegazette.com	Mason City, IA	14,049	(5)	18,380
Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	13,961		18,382
The Lompoc Record	lompocrecord.com	Lompoc, CA	2,492	(8)	3,647
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	12,740		13,510
The Montana Standard	mtstandard.com	Butte, MT	12,432	(5)	12,637
Napa Valley Register	napavalleyregister.com	Napa, CA	12,710		12,722
The Sentinel	cumberlink.com	Carlisle, PA	12,118	(5)	13,556
The Times and Democrat	thetandd.com	Orangeburg, SC	11,863	(5)	12,351
The Garden Island	kauaiworld.com	Lihue, HI	11,259	(5)	8,763
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	10,000	(5)	10,541
The World	theworldlink.com	Coos Bay, OR	9,697		—
The Citizen	auburnpub.com	Auburn, NY	8,659		10,406
The Sentinel	hanfordsentinel.com	Hanford, CA	8,556		—
The Ledger Independent	maysville-online.com	Maysville, KY	6,697		—
Daily Journal	dailyjournalonline.com	Park Hills, MO	5,814	(5)	—
			1,339,653		1,634,529

(1)	Source: ABC: Six months ended September 2011, unless otherwise noted.
(2)	Daily amounts are Monday - Friday average, unless otherwise noted.
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI.
(5)	Daily amounts are Monday - Saturday average.
(6)	Source: Company statistics.
(7)	Daily amounts are Monday - Thursday average and Saturday.
(8)	Daily amounts are Tuesday - Friday average.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. In 2011, newsprint prices were stable after rising throughout 2010. Price fluctuations can have a significant effect on our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our executive team members as of November 30, 2011:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	64	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	53	August 1987	February 2006	Vice President - News

Paul M. Farrell	55	May 2007	May 2007	Vice President - Sales & Marketing

Suzanna M. Frank	41	December 2003	March 2008	Vice President - Audience

Michael R. Gulledge	51	October 1982	May 2005	Vice President - Publishing

Daniel K. Hayes	66	September 1969	September 2005	Vice President - Corporate Communications

Michele Fennelly White	49	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer

Vytenis P. Kuraitis	63	August 1994	January 1997	Vice President - Human Resources

Kevin D. Mowbray	49	September 1986	November 2004	Vice President - Publishing

Gregory P. Schermer	57	February 1989	November 1997	Vice President - Interactive Media

Carl G. Schmidt	55	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	59	April 1976	November 1999	Vice President - Publishing
Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. She was elected to the Board of Directors of the Company in 1999.

Joyce L. Dehli was appointed Vice President - News in February 2006.

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

Suzanna M. Frank was appointed Vice President - Audience in March 2008. From 2003 to March 2008 she served as Director of Research and Marketing.

Michael R. Gulledge was elected a Vice President - Publishing in May 2005 and named Publisher of the Billings Gazette in 2000.

Daniel K. Hayes was appointed Vice President - Corporate Communications in September 2005.

Michele Fennelly White was appointed Vice President - Information Technology and Chief Information Officer in June 2011. From June 1999 to June 2011, she served as Director of Technical Support.

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

Greg R. Veon was elected a Vice President - Publishing in 1999 and named Publisher of the Quad-City Times in June 2011.

Elected officers are considered to be executive officers for United States Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 25, 2011, we had approximately 6,200 employees, including approximately 1,600 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees at September 25, 2011 totaled approximately 5,700. We consider our relationships with our employees to be good.
Bargaining unit employees represent 518, or 70%, of the total employees of the St. Louis Post-Dispatch, which has contracts with bargaining unit employees with expiration dates through 2015. New contracts were reached with various units in the last several years: the United Media Guild ("St. Louis Newspaper Guild") (207 employees) was signed in 2010 and expires in 2015; Miscellaneous Drivers, Helpers, and Health Care and Public Employee's Local Union 610 (5 dock employees) was signed in 2011 and expires in 2014; the CWA Local 6300, Print and Media Sector (5 typographical employees) was signed in 2009 and expires in 2012; the Graphic Communications Conference/IBT Local 38N (68 press operators) was signed in 2006 and expires in October 2012; the International Association of Machinists and Aerospace Workers, District No. 9 (9 machinists) was signed in 2011 and expires in 2014; the International Association of Machinists and Aerospace Workers, District No. 9 (6 electricians) was signed in 2008 and expires in 2012; and the Communication Workers of America AFL-CIO Local 14620 (218 mailers) was signed in 2011 and expires in 2014.
Approximately 60 employees in six additional locations are represented by collective bargaining units. A contract at one of these locations has expired and negotiations are ongoing.
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

At www.lee.net, one may access a wide variety of information, including news releases, SEC filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and digital links. We make available via our website all filings made by the Company under the Securities Exchange Act of 1934 (the "Exchange Act"), including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference unless expressly noted.

ITEM 1A. RISK FACTORS

Risk exists that our past results may not be indicative of future results. A discussion of our risk factors follows. See also, “Forward-Looking Statements”, included herein. In addition, a number of other factors (those identified elsewhere in this document) may cause actual results to differ materially from expectations.

DEBT AND LIQUIDITY

Our Refinancing May Not Be Completed And We May Have Insufficient Earnings Or Liquidity
To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7, “Status of Debt Refinancing and Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility until April 2012.

At September 25, 2011, we had $286,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 25, 2011 totals $104,204,000. This liquidity amount excludes any future cash flows. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

All of our debt matures in April 2012, and we do not have sufficient cash flows to repay it without refinancing substantially all of the balance. We will use a voluntary, prepackaged filing under Chapter 11 of the U. S. Bankruptcy Code to accomplish the refinancing. We have a refinancing plan in place that has been agreed to by 94% of lenders, substantially more than the required 67%, and by 100% of Noteholders. However, there can be no assurance the U.S. Bankruptcy Court will approve the plan in its present form. Interest expense will increase under the plan and mandatory principal payments will be reduced. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

Since our refinancing process was not completed at the time of the filing of our Annual Report on Form 10-K, there is significant uncertainty about our ability to operate as a going concern. Accordingly, the opinion of our independent registered accounting firm on our Consolidated Financial Statements contains explanatory going concern language. Our ability to operate as a going concern is dependent on our ability to obtain approval by the U.S. Bankruptcy Court of the refinancing plan approved by creditors and to generate cash flows and maintain liquidity sufficient to service our debt.

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

ECONOMIC CONDITIONS

General Economic Conditions May Continue To Impact Our Revenue And Operating Results

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and have still not recovered to pre-recession levels. 2009, 2010 and 2011 revenue, operating results and cash flows were significantly impacted by the recession and its aftermath.

The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

OPERATING REVENUE

Our Revenue May Not Return To Historical Levels

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both locally and nationally.

Operating revenue in most categories decreased in 2011, 2010 and 2009 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which, until 2008, had been rising significantly and began to rise again in 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional media to digital media. We expect that advertisers will allocate greater portions of their future budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. If our efforts to adapt to evolving technological developments in the media industry are unsuccessful, or if we fail to correctly anticipate shifts in audience demand and digital media trends, we may be unable to provide the services, media and content that audiences and potential audiences in our markets prefer and we may be unable to provide the returns that our advertisers seek. To the extent that advertisers shift advertising expenditures to other media outlets, including those on the Internet, the profitability of our business may continue to be impacted.

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

Classified Advertising

Classified advertising is the category that has been most significantly impacted by the current economic environment. In 2009 employment classified advertising, including both print and digital, declined as unemployment increased. This trend began to reverse in 2010 and employment revenue grew in 2011.

Automotive classified advertising revenue declined in 2009 and 2010, due to industry-wide issues affecting certain domestic auto manufacturers and overall weak economic conditions.

In 2009, 2010 and 2011 real estate classified advertising also suffered declines due primarily to cyclical issues, such as declining sale prices and high levels of unsold homes, affecting the residential real estate market nationally.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

Circulation

Although our overall audience is stable and our circulation unit results have historically benchmarked favorably to national averages, as compiled by the ABC, circulation unit sales have nonetheless been declining fractionally for several years. The possibility exists that future circulation price increases may be difficult to accomplish as a result of future declines in circulation unit sales, and that price decreases may be necessary to retain or grow circulation unit volume. We are maintaining strong audiences through stable newspaper readership and rapid digital audience growth.

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

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) $260,000,000, or more than 30%, since 2007. Such expense reductions are not expected to significantly impact our ability to deliver advertising and content to our customers.

As a result of the significant reductions of our cost structure we have achieved since 2007, future cost reductions will be more difficult to accomplish. Cash costs are expected to decrease 1.5 - 2.5% in 2012 on a comparable basis from the 2011 level, excluding a 53rd week of business activity in 2012.

Newsprint comprises a significant amount of our operating costs. See Item 1, “Newsprint” and Item 7A, “Commodities” included herein, for additional information on the risks associated with changes in newsprint costs.

In addition, technological developments and any changes we make to our business may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. As a result, our digital business could suffer.

We May Incur Additional Non-Cash Impairment Charges

We have significant amounts of goodwill and identified intangible assets. In 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

Sustained Increases In Funding Requirements Of Our Pension And Postretirement
Obligations May Reduce The Cash Available For Our Business

Our pension and postretirement plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008, 2009 and 2011. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine the liability for pension obligations could result in increased future contributions. If either occurs, we may need to make additional cash contributions above what is currently estimated, which could reduce the cash available for our business. Moreover, under the Pension Protection Act of 2006, continued losses of asset values may necessitate accelerated funding of pension plans in the future to meet minimum federal statutory requirements.

EQUITY CAPITAL

A Decrease In Our Stock Price May Limit The Ability To Trade Our Stock
Or For The Company To Raise Equity Capital

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common

Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1.12 per share (or $1.00 per share if the refinancing of our debt discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, is consumated). We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant, and expect those issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split.

OTHER

Our Operations Will Be Subject To The Uncertainties of The Bankruptcy Process

While our voluntary, prepackaged refinancing plan has been approved by substantially all of our creditors and we expect to complete the filing process expeditiously, negative events or publicity associated with our process and events during the proceedings could adversely affect our relationships with customers, vendors or employees, which in turn could adversely affect our operations and financial condition.  Further, our ability to obtain court approval of routine motions that will allow us to operate our business normally is not within our control.  The voluntary, prepackaged refinancing plan is also subject to certain closing conditions including, but not limited to, achieving a minimum level of liquidity, all of which must be satisfied in order for the Company to emerge from the Chapter 11 process.

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In 2011, 11.2% of our advertising revenue was obtained from advertising in our digital products and one of our businesses provides digital infrastructure and digital publishing services for other companies. We use computers in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks. We have preventive systems and processes in place to protect against the risk of cyber incidents. Prolonged system outages or a cyber incident that would be undetected for an extended period could reduce our digital revenue, increase our operating costs, or disrupt our operations. We maintain insurance coverage against certain of such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The initial lease term expires in 2019.

All of our principal printing facilities, except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis (as described below) and leased land for the Helena, Montana and Lihue, Hawaii plants, are owned. All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped. With the exception of St. Louis, none of our facilities is individually significant to our business.

Information related to St. Louis facilities at September 25, 2011 is as follows:

(Square Feet)	Owned	Leased

PD LLC	749,000	21,000
Suburban Journals	41,000	26,000

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

ITEM 3. LEGAL PROCEEDINGS

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to reverse the class certification ruling. This motion is currently pending before the trial court. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

ITEM 4. REMOVED AND RESERVED
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NYSE. In March 2011, in accordance with the sunset provisions established in 1986, we effected conversion of all outstanding shares of Class B Common Stock to Common Stock. The table below includes the high and low prices of Common Stock for each calendar quarter during the past three years and the closing price at the end of each quarter.

	Quarter Ended
(Dollars)	December	March	June	September

2011
High	2.94	3.41	3.47	1.15
Low	1.72	2.24	0.79	0.58
Closing	2.46	2.70	0.89	0.78

2010
High	4.50	4.77	4.52	3.15
Low	2.15	2.96	2.49	1.93
Closing	3.47	3.39	2.57	2.68

2009
High	3.97	0.65	1.89	3.43
Low	0.30	0.24	0.29	0.50
Closing	0.41	0.28	0.53	2.75

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1.12 per share (or $1.00 per share if the refinancing of our debt discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, is consumated). We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant, and expect those issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split.

At September 25, 2011, we had 7,532 holders of Common Stock.

The 2009 Amendments to our Credit Agreement require us to suspend stockholder dividends and share repurchases through April 2012. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a Peer Group Index, in each case for the five years ended September 30, 2011 (with September 30, 2006 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2006 in stock of the Company, the Peer Group and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2006	2007	2008	2009	2010	2011

Lee Enterprises, Incorporated	100.00	63.51	15.92	12.51	12.19	3.55
Peer Group Index	100.00	85.13	49.49	38.61	37.03	28.46
S&P 500 Stock Index	100.00	116.44	90.85	84.58	93.17	94.24

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of eight U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, Media General, Inc., The New York Times Company, The E.W. Scripps Company, and The Washington Post Company.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2011	2010	2009	2008	2007

OPERATING RESULTS (1)

Operating revenue	756,104	780,648	842,030	1,028,868	1,120,194
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	593,364	609,745	675,035	821,846	853,375
Depreciation and amortization	71,334	73,179	79,599	91,078	92,700
Impairment of goodwill and other assets (2)	205,139	3,290	245,953	1,070,808	—
Curtailment gains	16,137	45,012	—	—	3,731
Equity in earnings of associated companies	6,151	7,746	5,120	10,211	20,124
Reduction in investment in TNI (2)	11,900	—	19,951	104,478	—
Operating income (loss)	(103,345)	147,192	(173,388)	(1,049,131)	197,974
Financial income	296	411	1,886	5,857	7,613
Financial expense	(65,308)	(71,631)	(92,892)	(71,472)	(90,341)

Income (loss) from continuing operations	(146,681)	46,178	(180,062)	(871,228)	81,397
Discontinued operations	—	—	(5)	285	671
Net income (loss)	(146,681)	46,178	(180,067)	(870,943)	82,068

Income (loss) attributable to Lee Enterprises, Incorporated	(146,868)	46,105	(123,191)	(880,316)	80,999

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(146,868)	46,105	(123,186)	(880,601)	80,328

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	(3.27)	1.03	(2.77)	(19.65)	1.76
Discontinued operations	—	—	—	0.01	0.01
	(3.27)	1.03	(2.77)	(19.64)	1.77

Diluted:
Continuing operations	(3.27)	1.03	(2.77)	(19.65)	1.75
Discontinued operations	—	—	—	0.01	0.01
	(3.27)	1.03	(2.77)	(19.64)	1.77

Weighted average common shares:
Basic	44,847	44,555	44,442	44,813	45,671
Diluted	44,847	44,955	44,442	44,813	45,804

Dividends per common share	—	—	—	0.76	0.72

BALANCE SHEET INFORMATION (End of Year)

Total assets	1,158,248	1,440,116	1,515,612	2,016,367	3,260,963
Debt, including current maturities (3)	994,550	1,081,590	1,168,335	1,332,375	1,395,625
Debt, net of cash, restricted cash and investments (3)	966,023	1,052,545	1,151,106	1,182,856	1,284,565
Stockholders' equity (deficit)	(101,346)	56,823	23,598	155,518	1,086,442

(1)	Results of discontinued operations have been restated for all periods presented.

(2)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2011	2010	2009	2008

Goodwill	186,281	—	193,471	908,977
Nonamortized intangible assets	13,959	—	14,055	13,027
Amortizable intangible assets	4,199	—	33,848	143,785
Property and equipment	700	3,290	4,579	5,019
	205,139	3,290	245,953	1,070,808
Reduction in investment in TNI	11,900	—	19,951	104,478
	217,039	3,290	265,904	1,175,286

(3)	Principal amount, excluding fair value adjustments. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 25, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands of Dollars)	2011	Percent of Revenue	2010	Percent of Revenue	2009	Percent of Revenue

Operating cash flow	162,740	21.5	170,903	21.9	166,995	19.8
Depreciation and amortization	(71,334)	(9.4)	(73,179)	(9.4)	(79,599)	(9.5)
Impairment of goodwill and other assets	(205,139)	(27.1)	(3,290)	(0.4)	(245,953)	(29.2)
Curtailment gains	16,137	2.1	45,012	5.8	—	—
Equity in earnings of associated companies	6,151	0.8	7,746	1.0	5,120	0.6
Reduction in investment in TNI	(11,900)	(1.6)	—	—	(19,951)	(2.4)
Operating income (loss)	(103,345)	NM	147,192	18.9	(173,388)	NM

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

We analyze goodwill and other nonamortized intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets. See Note 3 of the Notes to Consolidated Financial Statements, included herein, for a more detailed explanation of our intangible assets.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2009 and again in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses. We concluded the fair value of our business did not exceed the carrying value of our net assets in 2009 and 2011.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2009 and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2009, 2010 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2011	2010	2009

Goodwill	186,281	—	193,471
Nonamortized intangible assets	13,959	—	14,055
Amortizable intangible assets	4,199	—	33,848
Property and equipment	700	3,290	4,579
	205,139	3,290	245,953
Reduction in investment in TNI	11,900	—	19,951
	217,039	3,290	265,904

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

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional impairment charges in the future.

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

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded over the print or digital product subscription term or as newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which provides new guidance on testing goodwill for impairment. This new guidance gives us, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We adopted this guidance in 2011, as permitted. Adoption did not have a material impact on our Consolidated Financial Statements.
In 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosure related to the three-level fair value hierarchy. This new guidance requires us to disclose significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and to disclose separately information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3. The new guidance also clarifies previous disclosure requirements by increasing the level of disaggregation to the class level for investments and by requiring more disclosures regarding inputs and valuation techniques for fair value measurements in Level 2 and Level 3. Adoption of ASU 2010-06 occurs in two parts with the requirements to disclose purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3 to occur in 2012. We adopted the remaining requirements of ASU 2010-06 in 2011, which did not have a material effect on our Consolidated Financial Statements.

CONTINUING OPERATIONS

2011 vs. 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2011	2010	Percent Change

Advertising revenue:
Retail	302,296	322,961	(6.4)
Classified:
Daily newspapers:
Employment	23,045	21,393	7.7
Automotive	23,599	25,063	(5.8)
Real estate	18,510	23,587	(21.5)
All other	42,895	46,039	(6.8)
Other publications	25,627	27,762	(7.7)
Total classified	133,676	143,844	(7.1)
Digital	60,038	47,290	27.0
National	28,354	33,749	(16.0)
Niche publications	12,414	12,260	1.3
Total advertising revenue	536,778	560,104	(4.2)
Circulation	181,023	179,851	0.7
Commercial printing	11,582	11,762	(1.5)
Digital services and other	26,721	28,931	(7.6)
Total operating revenue	756,104	780,648	(3.1)
Compensation	299,416	315,698	(5.2)
Newsprint and ink	59,075	54,436	8.5
Other operating expenses	230,641	238,191	(3.2)
Workforce adjustments	4,232	1,420	NM
	593,364	609,745	(2.7)
Operating cash flow	162,740	170,903	(4.8)
Depreciation and amortization	71,334	73,179	(2.5)
Impairment of goodwill and other assets	205,139	3,290	NM
Curtailment gains	16,137	45,012	(64.1)
Equity in earnings of associated companies	6,151	7,746	(20.6)
Reduction in investment in TNI	11,900	—	NM
Operating income (loss)	(103,345)	147,192	NM
Non-operating expense, net	64,417	72,392	(11.0)
Income (loss) from before income taxes	(167,762)	74,800	NM
Income tax expense (benefit)	(21,081)	28,622	NM
Net income (loss)	(146,681)	46,178	NM
Net income attributable to non-controlling interests	(187)	(73)	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(146,868)	46,105	NM
Other comprehensive loss, net	(12,737)	(14,704)	(13.4)
Comprehensive income (loss)	(159,605)	31,401	NM

Earnings (loss) per common share:
Basic	(3.27)	1.03	NM
Diluted	(3.27)	1.03	NM

2011 total operating revenue decreased 3.1%, and same property revenue decreased 2.9%, compared to the prior year. In 2011 and 2010, the pace of economic growth remained well below historical levels. We expect year over year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In 2011, advertising revenue decreased $23,326,000, or 4.2%. On a combined basis, print and digital retail advertising decreased 3.4%. Print retail revenue decreased $20,665,000, or 6.4%, in 2011 while daily newspaper retail advertising lineage increased 2.1%. Retail preprint insertion revenue decreased 3.9%. Digital retail advertising increased 43.1%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands of Dollars)	2011	2010	Percent Change

Retail	326,656	338,279	(3.4)

Classified:
Employment	37,842	35,591	6.3
Automotive	41,470	41,642	(0.4)
Real estate	24,975	31,647	(21.1)
Other	60,793	65,332	(6.9)
Total classified revenue	165,080	174,212	(5.2)
National	32,629	35,352	(7.7)

On a combined basis, print and digital classified revenue decreased 5.2% in 2011. Print classified advertising revenue decreased $10,168,000, or 7.1%, in 2011. Digital classified advertising decreased 0.5%. Print employment advertising (including advertising in publications other than our daily newspapers) increased 5.7%, and digital employment advertising increased 7.5%. As a result, this category increased 6.3% overall. Print automotive advertising increased 1.0% and digital automotive advertising decreased 11.7%. As a result this category decreased 0.4% overall. Print real estate advertising decreased 21.1%. Digital real estate advertising also decreased 21.1%. Other print classified advertising decreased 6.8%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

(Thousands of Inches)	2011	2010	Percent Change

Retail	10,481	10,261	2.1
Classified	10,982	11,105	(1.1)
National	413	475	(13.1)
	21,876	21,841	0.2

On a stand-alone basis, digital advertising revenue increased 27.0% in 2011, representing 11.2% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time.

National print advertising decreased $5,395,000, or 16.0%, in 2011 due to a 13.1% decline in lineage. Digital national advertising increased 160.6%. Advertising in niche publications increased 1.3%.

Despite declines in advertising revenue, our total advertising results have, since June 2003, benchmarked favorably each quarter to industry averages compiled by the NAA.

Circulation and Other Revenue

Circulation revenue increased $1,172,000, or 0.7%, in 2011. Our daily newspaper circulation units, including TNI and MNI, as measured by the ABC, were 1.3 million daily and 1.6 million Sunday for the six months ended September 2011. Comparable amounts for 2010 are not available due to extensive changes made by the ABC to the measurement of circulation units. The new ABC standards include updated measures for newspaper subscriptions that include hybrid and bundled digital editions, while continuing to address the growing market for paid content across multiple platforms, such as e-readers and mobile apps. These changes were effective in October 2010.

Our digital sites attracted 21.6 million unique visitors in the month of September 2011, an increase of 12.6% from a year ago, with approximately 191 million page views. The number of mobile page views grew 230.6% to 22.6 million in September 2011. Research in our larger markets indicates we are maintaining strong audiences through the combination of stable newspaper readership and digital audience growth.

Commercial printing revenue decreased $180,000, or 1.5%, in 2011. Digital services and other revenue decreased $2,210,000, or 7.6%, in 2011.

Operating Expenses and Results of Operations

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $19,193,000, or 3.2%, in 2011.

Compensation expense decreased $16,282,000, or 5.2%, in 2011 driven by a decline in average full time equivalent employees of 4.6%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs increased $4,639,000, or 8.5%, in 2011, a result of higher average unit prices partially offset by a 4.9% reduction in newsprint volume. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization or unusual matters, decreased $7,550,000, or 3.2%, in 2011.

Reductions in staffing resulted in workforce adjustment costs totaling $4,232,000 and $1,420,000 in 2011 and 2010, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect our operating expenses, excluding depreciation, amortization and unusual matters, to decrease 1.5 - 2.5% in 2012 on a comparable basis from the 2011 level, excluding a 53rd week of business activity in 2012.

As a result of the factors noted above, operating cash flow decreased 4.8% to $162,740,000 in 2011 from $170,903,000 in 2010. Operating cash flow margin decreased to 21.5% from 21.9% in 2011 reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses, as well as increased workforce adjustment costs in 2011.

Depreciation expense decreased $1,110,000, or 4.0% due to lower levels of capital spending in 2011 and 2010. Amortization expense decreased $735,000, or 1.6%, in 2011 due to impairment charges in 2011 and 2009, which reduced the balances of amortizable intangible assets.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses. We concluded the fair value of our business did not exceed the carrying value of our net assets in 2011.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2010 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2011	2010

Goodwill	186,281	—
Nonamortized intangible assets	13,959	—
Amortizable intangible assets	4,199	—
Property and equipment	700	3,290
	205,139	3,290
Reduction in investment in TNI	11,900	—
	217,039	3,290

In May 2011, a new bargaining unit contract eliminated postretirement medical coverage for affected active employees and froze defined pension benefits. The elimination of postretirement medical coverage resulted in a non-cash curtailment gain of $3,974,000 which was recognized in the 13 weeks ended June 26, 2011, reduced 2011 net periodic postretirement medical expense by $82,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $3,371,000. The freeze of defined pension benefits reduced 2011 net periodic pension expenses by $188,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $592,000.

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

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, reduced 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ended December 26, 2010, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

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

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Certain provisions are now subject to judicial challenges on constitutional and other grounds. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Equity in earnings in associated companies decreased $1,595,000, or 20.6%, in 2011.

The factors noted above resulted in an operating loss of $103,345,000 in 2011 and operating income of $147,192,000 in 2010.

Non-Operating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $6,323,000, or 8.8%, to $65,308,000 in 2011 due to lower debt balances and lower interest rates partially offset by $5,120,000 of debt financing costs associated with termination of the notes offering in May 2011.

As discussed more fully (and certain capitalized terms used below defined) in Item 7, “Liquidity and Capital Resources”, amendments to our Credit Agreement consummated in 2009 increased financial expense in 2009 in relation to LIBOR. We are now subject to minimum LIBOR levels, which are currently in excess of actual LIBOR. The maximum rate has been increased to LIBOR plus 4.5% and we could also be subject to additional non-cash payment-in-kind interest if leverage increases above specified levels. At the September 2011 leverage level, our debt under the Credit Agreement will be priced at the applicable LIBOR minimum of 1.25% plus 3.0%. The interest rate on the Pulitzer Notes increased 1% to 9.05% in February 2009, increased 0.5% in April 2010 to 9.55% and increased 0.5% in April 2011 to 10.05%.

As discussed more fully (and certain capitalized terms used below defined) in Note 16 of the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption).

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the Herald Value) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. The determination of the amount of the Herald Value was based on an estimate of fair value using both market and income-based approaches. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value. The actual amount of the Herald Value at the date of settlement will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

Overall Results

In 2010, as a result of the Affordable Care Act we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. We recognized an income tax benefit of 12.6% of loss before income taxes in 2011 and income tax expense of 38.3% of income before income taxes in 2010. See Note 11 of the Notes to Consolidated Financial Statements included herein, for a reconciliation of the expected federal income tax rate to the actual tax rate.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $146,868,000 in 2011 compared with income of $46,105,000 in 2010. We recorded a loss per diluted common share of $3.27 in 2011 and income per diluted common share of $1.03 in 2010. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.71 in both 2011 and 2010. Per share amounts may not add due to rounding.

	2011		2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(146,868)	(3.27)	46,105	1.03
Adjustments:
Curtailment gains	(16,137)		(45,012)
Impairment of goodwill and other assets, including TNI	217,039		3,290
Debt financing costs	12,612		8,514
Other, net	5,813		1,960
	219,327		(31,248)
Income tax adjustment related to Affordable Care Act	—		2,012
Income tax effect of adjustments, net, and other unusual tax matters	(40,779)		15,155
	178,548	3.98	(14,081)	(0.31)
Income attributable to Lee Enterprises, Incorporated, as adjusted	31,680	0.71	32,024	0.71

2010 vs. 2009

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2010	2009	Percent Change

Advertising revenue:
Retail	322,961	358,104	(9.8)
Classified:
Daily newspapers:
Employment	21,393	26,489	(19.2)
Automotive	25,063	30,465	(17.7)
Real estate	23,587	30,066	(21.5)
All other	46,039	44,635	3.1
Other publications	27,762	30,660	(9.5)
Total classified	143,844	162,315	(11.4)
Digital	47,290	42,073	12.4
National	33,749	39,047	(13.6)
Niche publications	12,260	13,135	(6.7)
Total advertising revenue	560,104	614,674	(8.9)
Circulation	179,851	185,154	(2.9)
Commercial printing	11,762	12,895	(8.8)
Digital services and other	28,931	29,307	(1.3)
Total operating revenue	780,648	842,030	(7.3)
Compensation	315,698	339,014	(6.9)
Newsprint and ink	54,436	72,311	(24.7)
Other operating expenses	238,191	257,060	(7.3)
Workforce adjustments	1,420	6,650	(78.6)
	609,745	675,035	(9.7)
Operating cash flow	170,903	166,995	2.3
Depreciation and amortization	73,179	79,599	(8.1)
Impairment of goodwill and other assets	3,290	245,953	(98.7)
Curtailment gains	45,012	—	NM
Equity in earnings of associated companies	7,746	5,120	51.3
Reduction in investment in TNI	—	19,951	NM
Operating income (loss)	147,192	(173,388)	NM
Non-operating expense, net	72,392	89,183	(18.8)
Income (loss) before income taxes	74,800	(262,571)	NM
Income tax expense (benefit)	28,622	(82,509)	NM
Income (loss) from continuing operations	46,178	(180,062)	NM
Discontinued operations, net	—	(5)	NM
Net income (loss)	46,178	(180,067)	NM
Net income attributable to non-controlling interests	(73)	(179)	(59.2)
Decrease in redeemable non-controlling interest	—	57,055	NM
Income (loss) attributable to Lee Enterprises, Incorporated	46,105	(123,191)	NM
Other comprehensive loss, net	(14,704)	(21,839)	(32.7)
Comprehensive income (loss)	31,401	(145,030)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	46,105	(123,186)	NM

Earnings (loss) per common share:
Basic	1.03	(2.77)	NM
Diluted	1.03	(2.77)	NM

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

Advertising Revenue

In 2010, advertising revenue decreased $54,570,000, or 8.9%. On a combined basis, print and digital retail advertising decreased 8.4% in 2010. A 6.8% decrease in daily newspaper retail advertising lineage contributed to the overall decrease. Retail preprint insertion revenue decreased 5.4%. Digital retail advertising increased 24.0%, partially offsetting print declines.

The table below combines print and digital advertising revenue and reclassifies certain print retail revenue to classified based on the primary business of the advertiser:

(Thousands of Dollars)	2010	2009	Percent Change

Retail	338,279	369,304	(8.4)

Classified:
Employment	35,591	41,626	(14.5)
Automotive	41,642	45,574	(8.6)
Real estate	31,647	39,331	(19.5)
Other	65,332	65,715	(0.6)
Total classified revenue	174,212	192,246	(9.4)

On a combined basis, print and digital classified revenue decreased 9.4%. Print classified advertising revenue decreased $18,471,000, or 11.4%, in 2010. Digital classified advertising decreased 0.2%. Print employment advertising (including advertising in publications other than our daily newspapers) decreased 18.6%, and digital employment advertising decreased 5.8%, reflecting high unemployment nationally. As a result, this category decreased 14.5% overall. Print automotive advertising decreased 14.4% and digital automotive advertising increased 92.7%. As a result this category decreased 8.6% overall. Print real estate advertising decreased 20.0%. Digital real estate advertising also decreased 14.4%. Other print classified advertising decreased 0.5%.

Advertising lineage, as reported for our daily newspapers only, consists of the following:

(Thousands of Inches)	2010	2009	Percent Change

Retail	10,261	11,010	(6.8)
Classified	11,105	11,586	(4.1)
National	475	490	(2.9)
	21,841	23,086	(5.4)

On a stand-alone basis, digital advertising revenue increased 12.4% in 2010. Year-over-year total digital advertising turned positive in December 2009.

National advertising decreased $5,298,000, or 13.6%, in 2010 due to a a 19.7% decrease in average national rate and a 2.9% decline in lineage. Advertising in niche publications decreased 6.7%.

Circulation and Other Revenue

Circulation revenue decreased $5,303,000, or 2.9%, in 2010. Our daily newspaper circulation units, including TNI and MNI, as measured by the ABC, declined 3.9% for the six months ended September 2010, compared to the same period in 2009, and Sunday circulation declined 4.9%, compared with industry average declines of 4.9% daily and 4.4% Sunday. Factors contributing to the declines include selective price increases and general economic conditions. For the six months ended March 2010, total average daily circulation units, including TNI and MNI, declined 4.8% and Sunday circulation decreased 4.1%.

Commercial printing revenue decreased $1,133,000, or 8.8%, in 2010. Digital services and other revenue decreased $376,000, or 1.3%, in 2010.

Operating Expenses and Results of Operations

Costs other than depreciation, amortization, impairment charges and other unusual matters decreased $60,060,000, or 9.0%, in 2010.

Compensation expense decreased $23,316,000, or 6.9%, in 2010 driven by a decline in average full time equivalent employees of 8.3%. Bonus programs and certain other employee benefits were also substantially reduced, beginning in 2009.

Newsprint and ink costs decreased $17,875,000, or 24.7%, in 2010, a result of a reduction in newsprint volume of 12.8% and lower cost of newsprint for most of the year. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating costs, which are comprised of all operating expenses not considered to be compensation, newsprint, depreciation, amortization or unusual matters, decreased $18,869,000, or 7.3%, in 2010.

Reductions in staffing resulted in workforce adjustment costs totaling $1,420,000 and $6,650,000 in 2010 and 2009, respectively.

As a result of the factors noted above, operating cash flow increased 2.3% to $170,903,000 in 2010 from $166,995,000 in 2009. Operating cash flow margin increased to 21.9% from 19.8% in the prior year reflecting a larger decrease in operating expenses than the decrease in operating revenue, as well as lower workforce adjustment costs in 2010.

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

In October and December 2008, we notified certain participants in our postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans' reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes reduced the benefit obligation by $23,047,000, effective at December 28, 2008.

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

Overall Results

In 2010, as a result of the Affordable Care Act we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. We recognized income tax expense of 38.3% of income from continuing operations before income taxes in 2010 and income tax benefit 31.4% of loss from continuing operations before income taxes in 2009. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rates to the actual tax rates.

As discussed more fully (and certain capitalized terms used below defined) in Note 16 to the Notes to Consolidated Financial Statements, included herein, the Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in DS LLC (the 2010 Redemption). The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

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

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $46,105,000 in 2010 compared with a loss of $123,191,000 in 2009. We recorded earnings per diluted common share of $1.03 in 2010 and a loss of $2.77 in 2009. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.71 in 2010, compared to $0.35 in 2009. Per share amounts may not add due to rounding.

	2010		2009
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	46,105	1.03	(123,191)	(2.77)
Adjustments:
Impairment of goodwill and other assets, including TNI	3,290		265,904
Curtailment gains	(45,012)		—
Debt financing costs	8,514		17,467
Other, net	1,960		6,848
	(31,248)		290,219
Income tax adjustment related to Affordable Care Act	2,012		—
Income tax effect of adjustments, net, and other unusual tax matters	15,155		(94,518)
	(14,081)	(0.31)	195,701	4.40
Net income, as adjusted	32,024	0.71	72,510	1.63
Change in redeemable minority interest liability	—	—	(57,055)	(1.28)
Income attributable to Lee Enterprises, Incorporated, as adjusted	32,024	0.71	15,455	0.35

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $102,604,000 in 2011, $106,571,000 in 2010 and $74,057,000 in 2009. Depreciation and amortization decreased as discussed more fully under "Results of Operations". We also recognized non-cash curtailment gains totaling $16,137,000 and $45,012,000 in 2011 and 2010, respectively. Operating losses in 2011 and 2009 were caused primarily by non-cash charges for impairment of goodwill and other assets and reduction of our investment in TNI, net of the related deferred income tax benefit. The net change in all of the aforementioned factors accounted for the majority of the changes in cash provided by operating activities between years. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the changes in cash provided by operating activities in all years.

Investing Activities

Cash provided by investing activities totaled $665,000 in 2011 and $108,985,000 in 2009 and cash used in investing activities totaled $7,690,000 in 2010. Capital spending totaled $7,745,000 in 2011, $9,458,000 in 2010 and $11,555,000 in 2009 and accounted for substantially all of the net usage of funds in 2010. Restricted cash was reduced $4,651,000 in 2011. We liquidated $120,000,000 of our restricted cash and investments in 2009 in order to fund a $120,000,000 reduction in the balance of the Pulitzer Notes.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and $12,000,000 in 2012, and other requirements, will be available from internally generated funds, or availability under our Credit Agreement.

Financing Activities

Cash required for financing activities totaled $99,136,000 in 2011, $87,364,000 in 2010 and $198,591,000 in 2009.

We paid $11,601,000, $453,000 and $26,061,000 of debt financing costs in 2011, 2010 and 2009, respectively. The increase in 2011 relates to the termination of notes offering in May 2011 as well as costs paid for current refinancing efforts. The 2009 amount relates to financing costs associated with the 2009 Amendments. Debt reduction accounted for the majority of the remaining usage of funds in all years. A dividend declared in 2008 was paid in 2009.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $569,335,000 at September 25, 2011, and the $375,000,000 revolving credit facility which has a balance of $286,425,000 at September 25, 2011, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 25, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the September 25, 2011 leverage level, our debt under the Credit Agreement is priced at 1.25% plus a LIBOR margin of 3.0%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At September 25, 2011, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 when we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2011, 2010 and 2009 were $66,330,000 , $79,220,000 and $104,490,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments due in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $499,335,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In 2011, 2010 and 2009, we made payments totaling $1,330,000, $1,420,000 and $440,000, respectively, related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. We do not anticipate making a payment related to 2011 excess cash flow. We had no excess cash flow in 2010 or 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in 2009. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other A Term Loan payments prior to the April 2012 maturity.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 25, 2011, we are in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which totals $994,260,000 at September 25, 2011, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at September 25, 2011 was 5.45:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 6.75:1 in September 2011 to 6.5:1 in December 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at September 25, 2011 was 2.83:1. The minimum interest expense coverage ratio is 1.95:1 in September 2011 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $138,500,000 remains outstanding at September 25, 2011, was refinanced by the Noteholders until April 2012.

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

In addition to the scheduled payments, we are required to make mandatory payments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. We made payments of $1,000,000 and $500,000 related to this provision in 2011 and 2010, respectively.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. Principal prepayments of $500,000 and $1,000,000 were made under the Pulitzer Notes from excess cash flow of Pulitzer in 2011 and 2010, respectively. An additional payment of $500,000 was made in November 2011.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.0:1 at September 25, 2011), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 3.0:1 at September 25, 2011), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 25, 2011, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 25, 2011, the unaccreted balance totals $290,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 25, 2011, we have total unamortized financing costs of $4,514,000 related to existing debt.

At September 25, 2011, our weighted average cost of debt is 5.1%.

Status of Debt Refinancing and Liquidity

At September 25, 2011, we had $286,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 25, 2011 totals $104,204,000. This liquidity amount excludes any future cash flows. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011 and charged $5,120,000 of related debt financing costs to expense in 2011.

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt will consist of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that is not expected to be drawn at closing. The second lien debt will be a $175,000,000 term loan.

The first lien term loan will bear interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan will be required quarterly beginning in June 2012 and total $10,000,000 annually in the twelve month period ending March 2013, increasing to $12,000,000 in the following twelve months and to $13,500,000 annually thereafter. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, will be at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility will also support issuance of letters of credit. The maturity is in December 2015.

The second lien term loan will bear interest at 15.0% and mature in April 2017. It requires no amortization and has no affirmative financial covenants. Lenders under the second lien term loan will share in the issuance of approximately 6,744,000 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

As a condition to the refinancing of the Credit Agreement, we were expected to refinance the remaining $138,000,000 of our current Pulitzer Notes debt with a separate $175,000,000 loan to be arranged in the leveraged loan or high yield markets. Subsequent credit market conditions did not allow for that debt to be refinanced on acceptable terms, and as a result, we chose to amend the Pulitzer Notes and extend the maturity with the existing Noteholders.

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes will carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments will total $6,400,000 per year. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011), offset by $3,500,000 of non-cash fees to be paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes will have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets will secure the debt, as is the case today. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Mandatory annual principal payments will total $11,400,000 in 2012. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $40,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012 upon consummation of the transactions.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 will be charged to expense in 2012 prior to, or upon consummation of, the transactions. The terms of the amended agreements require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes require 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 6% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we will make use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code on or about December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process is not expected to have an adverse effect on our governance or operations. Immediately upon filing, we will request authority to pay all suppliers and other vendors without delay, which request is commonly approved in similar situations. All our digital and print products will be published as usual and no employees will be impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI are not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process is expected to be completed on or before December 12, 2011.

We expect to complete the restructuring process quickly and without disruption to our business, likely in 60 days or less from the date of filing. We have received commitments for a $40,000,000 debtor-in-possession financing facility that will provide additional liquidity during the restructuring process and will, subject to the satisfaction of certain conditions, be converted into the revolving credit facility under the amended Credit Agreement upon our emergence from Chapter 11 proceedings.

Support agreements have been executed by 94% of Lenders under the Credit Agreement and 100% of Noteholders of the Pulitzer Notes and are in effect as of September 8, 2011 and December 2, 2011, respectively. Such support agreements require the Lenders and Noteholders to support the amendments to the Credit Agreement and Pulitzer Notes, respectively, contemplated in the prepackaged filing. An amendment to the Credit Agreement to allow unscheduled principal payments on the Pulitzer Notes and to facilitate other aspects of the refinancing process was declared effective on December 2, 2011.

We do not expect the refinancing process to affect the trading of our Common Stock on the NYSE. We are currently operating under an approved plan, which is subject to periodic reassessment by the NYSE, to address non-compliance issues, including the need to increase the average closing price of our Common Stock to $1 per share.

Since our refinancing process was not completed at the time of the filing of our Annual Report on Form 10-K, there is significant uncertainty about our ability to operate as a going concern. Accordingly, the opinion of our independent registered accounting firm on our Consolidated Financial Statements contains explanatory going concern language. Our ability to operate as a going concern is dependent on our ability to obtain approval by the U.S. Bankruptcy Court of the refinancing plan approved by creditors and to generate cash flows and maintain liquidity sufficient to service our debt.

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

Other Matters

Cash and cash equivalents increased $4,133,000 in 2011 and $11,517,000 in 2010 and decreased $15,554,000 in 2009.

SEASONALITY

Our largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the first and third fiscal quarters. Advertising revenue is lowest in the second fiscal quarter.

Quarterly results of operations are summarized in Note 18 of the Notes to Consolidated Financial Statements, included herein.

INFLATION

Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CHANGES IN LAWS AND REGULATIONS

Energy Costs

Energy costs have become more volatile, and may increase in the future as a result of carbon emissions and other regulations being developed by the United States Environmental Protection Agency.

Health Care Costs

The Affordable Care Act was enacted into law in 2010. As a result, in 2010 we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 25, 2011:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	994,260	994,260	—	—	—
Financial expense (2)(3)	31,983	31,983	—	—	—
Operating lease obligations	14,050	3,364	4,107	2,536	4,043
Capital expenditure commitments	2,483	2,483	—	—	—
	1,042,776	1,032,090	4,107	2,536	4,043

(1)
Maturities of long-term debt exclude the possible impact of acceleration of amounts due under the Credit Agreement or Pulitzer Notes due to a future default under such agreements. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

(2)
Financial expense includes an estimate of interest expense for the Credit Agreement and Pulitzer Notes until their respective maturities in April 2012. Financial expense under the Credit Agreement is estimated based on the 30 day minimum LIBOR level of 1.25% at September 25, 2011 as increased by our applicable margin of 3.0% at such date applied to the outstanding balance at September 25, 2011, as reduced by future contractual maturities of such debt. Financial expense under the Pulitzer Notes is estimated based on the fixed contractual interest rates applied to the outstanding balance at September 25, 2011, as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, changes in our applicable interest rate margin due to changes in our maximum total leverage ratio, use of LIBOR borrowing periods in excess of 30 days, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Credit Agreement or Pulitzer Notes could significantly change this estimate. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

(3)
Financial expense excludes amortization of debt financing costs totaling $26,061,000, as such costs were paid in 2009 and prior years. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2012 total approximately $7,166,000. See Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein.

The table above also excludes future cash requirements, if any, for the payment of the Herald Value to be settled between April 2013 and April 2015. The estimated value of the Herald Value at September 25, 2011 is $300,000. See Note 16 of the Notes to Consolidated Financial Statements, included herein.

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities is related to acquisitions and will not result in future cash payments. See Note 11 of the Notes to Consolidated Financial Statements, included herein.

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

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase respectively, income before income taxes on an annualized basis by approximately $8,558,000 based on $855,760,000 of floating rate debt outstanding at September 25, 2011.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively. At September 25, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of November 2011 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At September 25, 2011, approximately 86% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Newsprint pricing has remained relatively flat since mid-2010 with some minor adjustments as West coast producers attempted to close the pricing gap with East coast suppliers. North American newsprint producers continue to face declining domestic demand which has already forced them to shutter excess production and to pursue exports to fill current active production capacities. A strong Canadian currency and increased input costs, particularly recycled fiber, energy, and chemicals, have put significant financial pressure on higher cost producers. Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

North America's newsprint producers continue to deleverage under difficult market conditions. The largest producer, Resolute Forest Products, exited U.S and Canadian reorganization proceedings in December 2010. White Birch Paper Holding Company continues to operate under U.S. and Canadian financial reorganization protection after filing for protection in February 2010. SP Newsprint filed for U.S. financial reorganization protection in November 2011. White Birch and SP Newsprint continue to negotiate their exit plans.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $878,000 based on anticipated consumption in 2012, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of September 25, 2011, to measure the maximum potential impact on fair value of our fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of September 25, 2011, using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of September 25, 2011. Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 25, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of September 25, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 25, 2011.

KPMG LLP, the Company's independent registered public accounting firm, issued a report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive Officer)	and Treasurer
(Principal Financial and Accounting Officer)
December 9, 2011	December 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited Lee Enterprises, Incorporated and subsidiaries (the Company) internal control over financial reporting as of September 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Lee Enterprises, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 25, 2011, based on criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the 52-week periods ended September 25, 2011, September 26, 2010, and September 27, 2009.

Our report dated December 9, 2011, contains an explanatory paragraph that states that the Company has short-term obligations that cannot be satisfied by available funds, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Form 10-K, is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 25, 2011, September 26, 2010 and September 27, 2009
Consolidated Balance Sheets - September 25, 2011 and September 26, 2010
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 25, 2011, September 26, 2010 and September 27, 2009
Consolidated Statements of Cash Flows - Years ended September 25, 2011, September 26, 2010 and September 27, 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of December 2011.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 9th day of December 2011.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer,
Mary E. Junck	and Director

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Interactive Media, and Director
Gregory P. Schermer

/s/ Carl G. Schmidt	Vice President, Chief Financial Officer and Treasurer
Carl G. Schmidt

/s/ Mark B. Vittert	Director
Mark B. Vittert

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2011	2010	2009

Operating revenue:
Advertising	536,778	560,104	614,674
Circulation	181,023	179,851	185,154
Other	38,303	40,693	42,202
Total operating revenue	756,104	780,648	842,030
Operating expenses:
Compensation	299,416	315,698	339,014
Newsprint and ink	59,075	54,436	72,311
Other operating expenses	230,641	238,191	257,060
Depreciation	26,861	27,971	32,807
Amortization of intangible assets	44,473	45,208	46,792
Impairment of goodwill and other assets	205,139	3,290	245,953
Workforce adjustments	4,232	1,420	6,650
Total operating expenses	869,837	686,214	1,000,587
Curtailment gains	16,137	45,012	—
Equity in earnings of associated companies	6,151	7,746	5,120
Reduction in investment in TNI	11,900	—	19,951
Operating income (loss)	(103,345)	147,192	(173,388)
Non-operating income (expense):
Financial income	296	411	1,886
Financial expense	(52,696)	(63,117)	(75,425)
Debt financing costs	(12,612)	(8,514)	(17,467)
Other, net	595	(1,172)	1,823
Total non-operating expense, net	(64,417)	(72,392)	(89,183)
Income (loss) before income taxes	(167,762)	74,800	(262,571)
Income tax expense (benefit)	(21,081)	28,622	(82,509)
Income (loss) from continuing operations	(146,681)	46,178	(180,062)
Loss on disposition of discontinued operations, net of income tax effect	—	—	(5)
Net income (loss)	(146,681)	46,178	(180,067)
Net income attributable to non-controlling interests	(187)	(73)	(179)
Decrease in redeemable non-controlling interest	—	—	57,055
Income (loss) attributable to Lee Enterprises, Incorporated	(146,868)	46,105	(123,191)
Other comprehensive loss, net	(12,737)	(14,704)	(21,839)
Comprehensive income (loss)	(159,605)	31,401	(145,030)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(146,868)	46,105	(123,186)

Earnings (loss) per common share:
Basic:
Continuing operations	(3.27)	1.03	(2.77)
Discontinued operations	—	—	—
	(3.27)	1.03	(2.77)

Diluted:
Continuing operations	(3.27)	1.03	(2.77)
Discontinued operations	—	—	—
	(3.27)	1.03	(2.77)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 25 2011	September 26 2010

ASSETS

Current assets:
Cash and cash equivalents	23,555	19,422
Accounts receivable, less allowance for doubtful accounts:
2011 $5,551; 2010 $5,763	71,024	77,558
Income taxes receivable	1,335	—
Inventories	7,388	10,822
Deferred income taxes	967	2,687
Other	19,553	11,128
Total current assets	123,822	121,617
Investments:
Associated companies	44,057	58,122
Restricted cash and investments	4,972	9,623
Other	9,199	9,594
Total investments	58,228	77,339
Property and equipment:
Land and improvements	27,017	28,075
Buildings and improvements	191,250	194,344
Equipment	317,126	316,697
Construction in process	2,852	811
	538,245	539,927
Less accumulated depreciation	326,205	304,527
Property and equipment, net	212,040	235,400
Goodwill	247,271	433,552
Other intangible assets, net	495,509	558,140
Post retirement assets, net	14,934	—
Other	6,444	14,068

Total assets	1,158,248	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 25 2011	September 26 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	994,550	81,500
Accounts payable	27,740	30,529
Compensation and other accrued liabilities	35,437	38,117
Income taxes payable	—	1,082
Unearned revenue	36,512	36,624
Total current liabilities	1,094,239	187,852
Long-term debt, net of current maturities	—	1,000,927
Pension obligations	73,518	54,566
Postretirement and postemployment benefit obligations	6,104	9,979
Deferred income taxes	66,204	102,616
Income taxes payable	8,588	11,919
Other	10,489	15,150
Total liabilities	1,259,142	1,383,009
Equity (deficit):
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	89,915	78,554
2011; 44,958 shares;
2010; 39,277 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; issued and outstanding:	—	11,352
2010; 5,676 shares
Additional paid-in capital	140,887	139,460
Accumulated deficit	(326,062)	(179,194)
Accumulated other comprehensive income (loss)	(6,086)	6,651
Total stockholders' equity (deficit)	(101,346)	56,823
Non-controlling interests	452	284
Total equity (deficit)	(100,894)	57,107
Total liabilities and equity (deficit)	1,158,248	1,440,116

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2011	2010	2009	2011	2010	2009

Common Stock:	78,554	78,278	78,222	39,277	39,139	39,111
Balance, beginning of year
Conversion from Class B Common Stock	11,352	200	406	5,676	100	203
Shares issued	209	190	82	105	95	41
Shares reacquired	(200)	(114)	(432)	(100)	(57)	(216)
Balance, end of year	89,915	78,554	78,278	44,958	39,277	39,139
Class B Common Stock:
Balance, beginning of year	11,352	11,552	11,958	5,676	5,776	5,979
Conversion to Common Stock	(11,352)	(200)	(406)	(5,676)	(100)	(203)
Balance, end of year	—	11,352	11,552	—	5,676	5,776
Additional paid-in capital:
Balance, beginning of year	139,460	137,713	134,289
Stock compensation	1,502	1,911	3,440
Shares redeemed	(75)	(164)	(16)
Balance, end of year	140,887	139,460	137,713
Accumulated deficit:
Balance, beginning of year	(179,194)	(225,299)	(112,144)
Net income (loss)	(146,681)	46,178	(180,067)
Net income attributable to non-controlling interests	(187)	(73)	(179)
Adoption of FASB ASC Topic 715	—	—	(267)
Change in redeemable minority interest	—	—	67,358
Balance, end of year	(326,062)	(179,194)	(225,299)
Accumulated other comprehensive income (loss):
Balance, beginning of year	6,651	21,354	43,193
Unrealized gain on interest rate exchange agreements	—	2,334	1,004
Unrealized loss on available-for-sale securities	—	—	(680)
Change in pension and postretirement benefits	(21,518)	(26,179)	(33,897)
Adoption of FASB ASC Topic 715	—	—	(903)
Deferred income taxes, net	8,781	9,142	12,637
Balance, end of year	(6,086)	6,651	21,354
Total stockholders' equity (deficit)	(101,346)	56,823	23,598	44,958	44,953	44,915

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2011	2010	2009

Cash provided by operating activities:
Net income (loss)	(146,681)	46,178	(180,067)
Results of discontinued operations	—	—	(5)
Income (loss) from continuing operations	(146,681)	46,178	(180,062)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	71,334	73,179	79,599
Impairment of goodwill and other assets	205,139	3,290	245,953
Curtailment gains	(16,137)	(45,012)	—
Reduction in investment in TNI	11,900	—	19,951
Accretion of debt fair value adjustment	(547)	(621)	(3,807)
Stock compensation expense	1,287	1,974	3,013
Distributions greater (less) than earnings of MNI	347	334	(609)
Deferred income tax expense (benefit)	(25,910)	18,943	(78,500)
Debt financing costs	12,612	8,480	17,467
Changes in operating assets and liabilities:
Decrease in receivables	6,534	7,798	15,174
Decrease in inventories and other	5,051	3,031	3,866
Decrease in accounts payable, accrued expenses and unearned revenue	(7,190)	(6,450)	(39,067)
Decrease in pension, postretirement and post employment benefits	(5,690)	(3,261)	(6,677)
Change in income taxes receivable or payable	(5,748)	162	(4,208)
Other	(3,697)	(1,454)	1,964
Net cash provided by operating activities of continuing operations	102,604	106,571	74,057
Cash provided by (required for) investing activities of continuing operations:
Purchases of marketable securities	—	—	(47,777)
Sales or maturities of marketable securities	—	—	166,109
Purchases of property and equipment	(7,745)	(9,458)	(11,555)
Decrease (increase) in restricted cash	4,651	(299)	(2,291)
Proceeds from sale of assets	1,837	2,332	1,418
Distributions greater (less) than earnings of TNI	1,818	(383)	3,607
Other	104	118	(526)
Net cash provided by (required for) investing activities of continuing operations	665	(7,690)	108,985
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	50,000	83,800	195,950
Payments on long-term debt	(137,330)	(170,545)	(359,990)
Debt financing costs paid	(11,601)	(453)	(26,061)
Cash dividends paid	—	—	(8,539)
Common stock transactions, net	(205)	(166)	49
Net cash required for financing activities of continuing operations	(99,136)	(87,364)	(198,591)
Net cash required for discontinued operations	—	—	(5)
Net increase (decrease) in cash and cash equivalents	4,133	11,517	(15,554)
Cash and cash equivalents:
Beginning of year	19,422	7,905	23,459
End of year	23,555	19,422	7,905

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to 2011, 2010, 2009 and the like refer to the fiscal years ended the last Sunday in September.

Lee Enterprises, Incorporated is a leading provider of local news and information and a major platform for advertising, in primarily midsize markets, with 48 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 23 states. We currently operate in a single operating segment.

1	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in INN Partners, L.C. (“INN”).

We have prepared the Consolidated Financial Statements on the basis that the Company will continue as a going concern.  As discussed more fully in Note 4, since our refinancing process was not completed at the time of the filing of our Annual Report on Form 10-K, there is significant uncertainty about our ability to operate as a going concern. Accordingly, the opinion of our independent registered accounting firm on our Consolidated Financial Statements contains explanatory going concern language. Our ability to operate as a going concern is dependent on our ability to obtain approval by the U. S. Bankruptcy Court of the refinancing plan approved by creditors and to generate cash flows and maintain liquidity sufficient to service our debt.

Subsequent Events

We have evaluated subsequent events through December 9, 2011. The Annual Report on Form 10-K was filed with the Securities and Exchange Commission on December 9, 2011, which is the date the Consolidated Financial Statements were issued. No events have occurred subsequent to September 25, 2011 that require disclosure or recognition in these financial statements, except as included herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated.

Investments in TNI and MNI are accounted for using the equity method and are reported at cost plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets and impairment charges.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 25, 2011 and September 26, 2010 are less than replacement cost by $3,895,000 and $3,486,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 26 2011	September 26 2010

First-in, first-out	2,595	2,615
Last-in, first-out	2,986	5,131
	5,581	7,746

Other inventories consisting of ink, plates and film are priced at the lower of cost or market, with cost being determined by the first-in, first-out method.

Restricted Cash and Investments

As discussed more fully (and certain capitalized terms used below defined) in Note 4, the Notes Amendment establishes a reserve of restricted cash of up to $4,500,000 (which was reduced from $9,000,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. Investments are limited to U.S. government and related securities and are recorded at fair value, with unrealized gains and losses reported, net of applicable income taxes, in accumulated other comprehensive income. The cost basis used to determine realized gains and losses is specific identification.

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and insertion equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 54
Printing presses and insertion equipment	3 - 28
Other	3 - 20

We capitalize interest as a component of the cost of constructing major facilities. At September 25, 2011 and September 26, 2010, capitalized interest was not significant.

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

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight line method as follows:

Years

Customer lists	7 - 23
Newspaper subscriber lists	7 - 33
Noncompete and consulting agreements	15

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

We also periodically evaluate the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. See Note 3.

Minority Interest

Minority interest in earnings of INN is recognized in the Consolidated Financial Statements.

Until February 2009, we also recognized minority interest in the earnings of St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”). As discussed more fully (and certain capitalized terms used below defined) in Notes 4 and 16, in February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in both PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any.

In 2008, we recorded the repurchase obligation for the minority interest in PD LLC and DS LLC and elected the accretion method under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, to record increases or decreases in the expected value of the 2010 Redemption as an adjustment to retained earnings. Changes in the expected value of the 2010 Redemption had a corresponding impact on income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share through February 2009, the date the related agreements were amended. There was no impact on net income (loss) from the application of FASB ASC Topic 480 to the 2010 Redemption. See Note 16.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded over the print or digital product subscription term or as newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

We use a fiscal year end measurement date for all our pension and postretirement obligations in accordance with FASB ASC Topic 715, Retirement Plans.

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

Valuation methodologies used for pension and postretirement assets measured at fair value are as follows:

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

In 2009, we marked all interest rate exchange agreements to market.

Stock Compensation

We have four stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free interest rate. This fair value is amortized using the straight-line method over the requisite service periods of the awards.

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $6,596,000 at September 25, 2011 are outstanding in support of our insurance program.

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

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising and circulation of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

ASSETS

Current assets	7,857	7,812
Investments and other assets	32	32
Total assets	7,889	7,844

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	6,136	5,109
Members' equity	1,753	2,735
Total liabilities and members' equity	7,889	7,844

Summarized results of TNI are as follows:

(Thousands of Dollars)	2011	2010	2009

Operating revenue	62,452	64,379	74,407
Operating expenses, excluding workforce adjustments, depreciation and amortization	52,882	52,923	65,339
Workforce adjustments	1,190	784	1,196
Operating income	8,380	10,672	7,872

Company's 50% share	4,190	5,336	3,936
Less amortization of intangible assets	1,092	1,156	1,425
Equity in earnings of TNI	3,098	4,180	2,511

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $76,000, $291,000, and $1,184,000, in 2011, 2010 and 2009, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $7,043,000, $7,510,000, and $8,594,000 in 2011, 2010 and 2009, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 and $19,951,000 in 2011 and 2009, respectively. See Note 3.

 At September 25, 2011, the carrying value of the Company's 50% investment in TNI is $20,606,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $7,152,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 3.

Annual amortization of intangible assets is estimated to be $723,000 in 2012, $620,000 in 2013 and $418,000, in 2014, 2015 and 2016.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

ASSETS

Current assets	22,287	20,284
Investments and other assets	30,484	30,982
Property and equipment, net	8,519	10,013
Total assets	61,290	61,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	8,428	8,583
Other liabilities	5,960	5,100
Stockholders' equity	46,902	47,596
Total liabilities and stockholders' equity	61,290	61,279

Summarized results of MNI are as follows:

(Thousands of Dollars)	2011	2010	2009

Operating revenue	73,011	75,137	79,291
Operating expenses, excluding workforce adjustments, depreciation and amortization	60,982	61,467	67,764
Workforce adjustments	530	296	532
Depreciation and amortization	2,227	2,372	3,240
Operating income	9,272	11,002	7,755

Net income	6,106	7,132	5,218

Equity in earnings of MNI	3,053	3,566	2,609

Fees for editorial, marketing and information technology services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $8,649,000, $8,764,000 and $10,151,000, in 2011, 2010 and 2009, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2011	2010

Goodwill, gross amount	1,536,000	1,536,000
Accumulated impairment losses	(1,102,448)	(1,102,448)
Goodwill, beginning of year	433,552	433,552
Impairment	(186,281)	—
Goodwill, end of year	247,271	433,552

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 25 2011	September 26 2010

Nonamortized intangible assets:
Mastheads	30,795	44,754
Amortizable intangible assets:
Customer and newspaper subscriber lists	881,164	885,713
Less accumulated amortization	416,457	372,337
	464,707	513,376
Noncompete and consulting agreements	28,524	28,658
Less accumulated amortization	28,517	28,648
	7	10
	495,509	558,140

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2009 and again in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses. We concluded the fair value of our business did not exceed the carrying value of our net assets in 2009 and 2011.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2009 and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2009, 2010 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2011	2010	2009

Goodwill	186,281	—	193,471
Nonamortized intangible assets	13,959	—	14,055
Amortizable intangible assets	4,199	—	33,848
Property and equipment	700	3,290	4,579
	205,139	3,290	245,953
Reduction in investment in TNI	11,900	—	19,951
	217,039	3,290	265,904

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional impairment charges in the future.

Annual amortization of intangible assets for the five years ending September 2016 is estimated to be $42,294,000, $38,716,000, $38,564,000, $38,131,000, and $36,979,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $569,335,000 at September 25, 2011, and the $375,000,000 revolving credit facility which has a balance of $286,425,000 at September 25, 2011, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (i) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (ii) 0.5% in excess of the overnight federal funds rate at such time; or (iii) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowings for one month, three month and six month periods, respectively, are also in effect. At September 25, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the September 25, 2011 leverage level, our debt under the Credit Agreement is priced at 1.25% plus a LIBOR margin of 3.0%.

Under the 2009 Amendments, contingent, non-cash payment-in-kind interest expense of 1.0% to 2.0% will be accrued in a quarterly period only in the event our total leverage ratio exceeds 7.5:1 at the end of the previous quarter. At September 25, 2011, this provision is not applicable. Such non-cash charges, if any, will be added to the principal amount of debt and will be reversed, in whole or in part, in the event our total leverage ratio is below 6.0:1 when we refinance the Credit Agreement in advance of its April 2012 maturity.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total A Term Loan payments in 2011, 2010 and 2009 were $66,330,000 , $79,220,000 and $104,490,000, respectively. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan. Payments due in 2012 prior to the April 2012 maturity total $70,000,000. The scheduled payment at maturity is $499,335,000, plus the balance of the revolving credit facility outstanding at that time.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. In 2011, 2010 and 2009, we made payments totaling $1,330,000, $1,420,000 and $440,000, respectively, related to this provision.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. We do not anticipate making a payment related to 2011 excess cash flow. We had no excess cash flow in 2010 or 2009. We had excess cash flow of approximately $62,000,000 in 2008 and, as a result, paid $46,325,000 originally due under the A Term Loan in 2009. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other A Term Loan payments prior to the April 2012 maturity.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At September 25, 2011, we are in compliance with such covenants. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which totals $994,260,000 at September 25, 2011, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains.

The 2009 Amendments amended our covenants to take into account economic conditions and the changes to amortization of debt noted above. Our total leverage ratio at September 25, 2011 was 5.45:1. Under the 2009 Amendments, our maximum total leverage ratio limit will decrease from 6.75:1 in September 2011 to 6.5:1 in December 2011. Each change in the maximum total leverage ratio noted above is effective on the last day of the quarter.

The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above. Our interest expense coverage ratio at September 25, 2011 was 2.83:1. The minimum interest expense coverage ratio is 1.95:1 in September 2011 and will increase periodically thereafter until it reaches 2.25:1 in March 2012.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28, 2008. The remaining debt balance of $186,000,000, of which $138,500,000 remains outstanding at September 25, 2011, was refinanced by the Noteholders until April 2012.

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

In addition to the scheduled payments, we are required to make mandatory payments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. We made payments of $1,000,000 and $500,000 related to this provision in 2011 and 2010, respectively.

The Notes Amendment establishes a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010) to facilitate the liquidity of the operations of Pulitzer. All other previously existing restricted cash requirements were eliminated. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events. Principal prepayments of $500,000 and $1,000,000 were made under the Pulitzer Notes from excess cash flow of Pulitzer in 2011 and 2010, respectively. An additional payment of $500,000 was made in November 2011.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.0:1 at September 25, 2011), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 3.0:1 at September 25, 2011), as defined. The Notes Amendment amended the Pulitzer Notes and the Guaranty Agreement covenants to take into account economic conditions and the changes to amortization of debt noted above. At September 25, 2011, Pulitzer was in compliance with such covenants.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At September 25, 2011, the unaccreted balance totals $290,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At September 25, 2011, we have total unamortized financing costs of $4,514,000 related to existing debt.

Debt is summarized as follows:

	Balance		Interest Rate
(Thousands of Dollars)	September 25 2011	September 26 2010	September 25 2011

Credit Agreement:
A Term Loan	569,335	635,665	4.25
Revolving credit facility	286,425	285,425	4.25
Pulitzer Notes:
Principal amount	138,500	160,500	10.05
Unaccreted fair value adjustment	290	837
	994,550	1,082,427
Less current maturities	994,550	81,500
	—	1,000,927

At September 25, 2011, our weighted average cost of debt is 5.1%.

Status of Debt Refinancing and Liquidity

At September 25, 2011, we had $286,425,000 outstanding under the revolving credit facility, and after consideration of the 2009 Amendments and letters of credit, have approximately $75,677,000 available for future use. Including cash and restricted cash, our liquidity at September 25, 2011 totals $104,204,000. This liquidity amount excludes any future cash flows. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

In April 2011, we announced a plan to offer to qualified institutional buyers, subject to market conditions, $680,000,000 of first priority lien senior secured notes due in 2017, $375,000,000 of second priority lien senior secured notes due in 2018 (the "Notes Offering") and up to 8,928,175 shares of Common Stock. The proceeds from the offerings, net of offering costs, would have been used to refinance the Credit Agreement and Pulitzer Notes.  As a result of market conditions, we terminated the offering process in May 2011 and charged $5,120,000 of related debt financing costs to expense in 2011.

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt will consist of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that is not expected to be drawn at closing. The second lien debt will be a $175,000,000 term loan.

The first lien term loan will bear interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan will be required quarterly beginning in June 2012 and total $10,000,000 annually in the twelve month period ending March 2013, increasing to $12,000,000 in the following twelve months and to $13,500,000 annually thereafter. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, will be at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility will also support issuance of letters of credit. The maturity is in December 2015.

The second lien term loan will bear interest at 15.0% and mature in April 2017. It requires no amortization and has no affirmative financial covenants. Lenders under the second lien term loan will share in the issuance of approximately 6,744,000 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

As a condition to the refinancing of the Credit Agreement, we were expected to refinance the remaining $138,000,000 of our current Pulitzer Notes debt with a separate $175,000,000 loan to be arranged in the leveraged loan or high yield markets. Subsequent credit market conditions did not allow for that debt to be refinanced on acceptable terms, and as a result, we chose to amend the Pulitzer Notes and extend the maturity with the existing Noteholders.

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes will carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments will total $6,400,000 per year. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011), offset by $3,500,000 of non-cash fees to be paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes will have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets will secure the debt, as is the case today. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Mandatory annual principal payments will total $11,400,000 in 2012. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $40,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012 upon consummation of the transactions.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 will be charged to expense in 2012 prior to, or upon consummation of, the transactions. The terms of the amended agreements require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes require 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 6% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we will make use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code on or about December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process is not expected to have an adverse effect on our governance or operations. Immediately upon filing, we will request authority to pay all suppliers and other vendors without delay, which request is commonly approved in similar situations. All our digital and print products will be published as usual and no employees will be impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI are not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process is expected to be completed on or before December 12, 2011.

We expect to complete the restructuring process quickly and without disruption to our business, likely in 60 days or less from the date of filing. We have received commitments for a $40,000,000 debtor-in-possession financing facility that will provide additional liquidity during the restructuring process and will, subject to the satisfaction of certain conditions, be converted into the revolving credit facility under the amended Credit Agreement upon our emergence from Chapter 11 proceedings.

Support agreements have been executed by 94% of Lenders under the Credit Agreement and 100% of Noteholders of the Pulitzer Notes and are in effect as of September 8, 2011 and December 2, 2011, respectively. Such support agreements require the Lenders and Noteholders to support the amendments to the Credit Agreement and Pulitzer Notes, respectively, contemplated in the prepackaged filing. An amendment to the Credit Agreement to allow unscheduled principal payments on the Pulitzer Notes and to facilitate other aspects of the refinancing process was declared effective on December 2, 2011.

We do not expect the refinancing process to affect the trading of our Common Stock on the New York Stock Exchange ("NYSE"). We are currently operating under an approved plan, which is subject to periodic reassessment by the NYSE, to address non-compliance issues, including the need to increase the average closing price of our Common Stock to $1 per share.

Since our refinancing process was not completed at the time of the filing of our Annual Report on Form 10-K, there is significant uncertainty about our ability to operate as a going concern. Accordingly, the opinion of our independent registered accounting firm on our Consolidated Financial Statements contains explanatory going concern language. Our ability to operate as a going concern is dependent on our ability to obtain approval by the U. S. Bankruptcy Court of the refinancing plan approved by creditors and to generate cash flows and maintain liquidity sufficient to service our debt.

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

5	INTEREST RATE EXCHANGE AGREEMENTS

Our interest rate exchange agreements at September 27, 2009 consisted of the following:

(Thousands of Dollars)
Notional Amount	Start Date	Maturity Date	Rate(s)	Fair Value

VARIABLE TO FIXED RATE SWAPS

50,000	November 30, 2005	November 30, 2009	4.315	(514)
50,000	November 30, 2005	November 30, 2009	4.325	(501)
25,000	November 30, 2005	November 30, 2010	4.395	(1,177)
125,000				(2,192)

INTEREST RATE COLLARS

75,000	November 30, 2007	November 30, 2009	3.53-5.00	(618)
75,000	November 30, 2007	November 30, 2009	3.61-5.00	(635)
150,000				(1,253)

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

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates as all interest rate swaps and collars expired or were terminated at or prior to that date. At September 25, 2011, approximately 86% of the principal amount of our debt is subject to floating interest rates.

6	PENSION PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012 all benefits are frozen and no additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

The net periodic cost components of our pension plans are as follows:

(Thousands of Dollars)	2011	2010	2009

Service cost for benefits earned during the year	169	792	1,076
Interest cost on projected benefit obligation	8,354	8,888	9,550
Expected return on plan assets	(9,733)	(9,568)	(11,669)
Amortization of net loss (gain)	812	453	(1,181)
Amortization of prior service cost (benefit)	(137)	(136)	(137)
Curtailment gains	—	(2,004)	—
Net periodic pension benefit	(535)	(1,575)	(2,361)

Net periodic pension benefit of $56,000, $122,000 and $122,000 is allocated to TNI in 2011, 2010 and 2009, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2011	2010

Benefit obligation, beginning of year	178,179	167,880
Service cost	169	792
Interest cost	8,354	8,888
Actuarial loss	12,299	13,615
Benefits paid	(11,584)	(10,992)
Curtailment gain	(591)	(2,004)
Benefit obligation, end of year	186,826	178,179
Fair value of plan assets, beginning of year:	125,464	124,177
Actual return on plan assets	1,007	14,067
Benefits paid	(11,584)	(10,992)
Administrative expenses paid	(1,428)	(1,788)
Employer contributions	2,137	—
Fair value of plan assets, end of year	115,596	125,464
Funded status - benefit obligation in excess of plan assets	71,230	52,715

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Pension obligations	71,230	52,715
Accumulated other comprehensive loss (before income taxes)	(50,396)	(29,209)

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Unrecognized net actuarial loss	(51,459)	(30,409)
Unrecognized prior service benefit	1,063	1,200
	(50,396)	(29,209)

We expect to recognize $2,370,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2012.

The accumulated benefit obligation for the plans total $186,672,000 at September 25, 2011 and $177,472,000 at September 26, 2010. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $186,826,000, $186,672,000, and $115,596,000, respectively, at September 25, 2011.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 25 2011	September 26 2010

Discount rate	4.4	4.8
Rate of compensation increase	3.5	3.5
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2011	2010	2009

Discount rate	4.8	5.5	6.75
Expected long-term return on plan assets	8.0	8.0	8.0
Rate of compensation increase	3.5	3.5	3.5

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

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our pension assets is as follows:

(Percent)		Actual Allocation
Asset Class	Policy Allocation	September 25 2011	September 26 2010

Equity securities	65 - 70	66	70
Debt securities	30 - 35	33	25
Cash and cash equivalents		1	5

Plan assets include no Company securities. Assets include cash and cash equivalents from time to time due to the need to reallocate assets within policy guidelines. In 2012 the policy allocation was amended to allow allocation to equity securities of 50 - 75%, debt securities of 25 - 35% and private equity investments of 0 - 12%.

New collective bargaining agreements in 2011 and 2010 resulted in the freezing of certain defined pension benefits in 2011 and 2010 and non-cash curtailment gains in 2010.  See Note 7.

Fair Value Measurements

The fair value hierarchy of pension assets at September 25, 2011 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	934	—	—
Domestic equity securities	21,068	39,390	—
International equity securities	53	15,623	—
Debt securities	10,051	28,476	—

There were no purchases, sales or transfer of assets classified as Level 3 in 2011 or 2010.

Cash Flows

Based on our forecast at September 25, 2011, we expect to make contributions totaling $7,166,000 to our pension trust in 2012.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2012	11,269
2013	11,110
2014	11,115
2015	11,091
2016	11,130
2017-2021	55,986

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,654,000 and $2,217,000 at September 25, 2011 and September 26, 2010, respectively.

Certain of our current and former employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing our required contributions to these plans, is $488,000 in 2011, $497,000 in 2010 and $529,000 in 2009. At September 25, 2011 and September 26, 2010, we have accrued multi-employer plan withdrawal liabilities of $1,319,000 and $1,637,000, respectively.

7	POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. In 2011 the trust was amended to allow benefits for certain active employees to be paid from plan assets.

The net periodic postretirement benefit cost components for our postretirement plans are as follows:

(Thousands of Dollars)	2011	2010	2009

Service cost for benefits earned during the year	927	361	770
Interest cost on projected benefit obligation	1,600	2,971	5,022
Expected return on plan assets	(2,248)	(2,274)	(2,409)
Amortization of net actuarial gain	(2,467)	(2,447)	(2,760)
Amortization of prior service benefit	(1,455)	(1,994)	(2,197)
Curtailment gains	(16,137)	(43,008)	—
Net periodic postretirement benefit cost (benefit)	(19,780)	(46,391)	(1,574)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2011	2010

Benefit obligation, beginning of year	50,482	80,947
Service cost	927	361
Interest cost	1,600	2,971
Actuarial (gain) loss	(2,311)	2,352
Benefits paid, net of premiums received	(2,922)	(3,330)
Changes in plan provisions	(5,931)	(5,065)
Curtailment	(15,535)	(30,260)
Medicare Part D subsidies	162	340
Reclassifications	—	2,166
Benefit obligation, end of year	26,472	50,482
Fair value of plan assets, beginning of year	41,447	41,053
Actual return on plan assets	19	1,212
Employer contributions	1,347	2,172
Benefits paid, net of premiums and Medicare Part D subsidies received	(2,760)	(2,990)
Benefits paid for active employees	(1,524)	—
Fair value of plan assets at measurement date	38,529	41,447
Funded status - benefit obligation in excess of (less than) plan assets	(12,057)	9,035

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets was $2,797,000 at September 25, 2011. There are no plan assets related to this plan. At September 25, 2010 all postretirement and postemployment benefit plans had benefit obligations in excess of plan assets.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Noncurrent assets	14,934	—
Current portion of benefit obligation	—	2,360
Postretirement benefit obligations	2,877	6,675
Accumulated other comprehensive income (before income tax benefit)	42,379	42,415

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Unrecognized net actuarial gain	27,145	31,055
Unrecognized prior service benefit	15,234	11,360
	42,379	42,415

We expect to recognize $2,451,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit cost in 2012.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 25 2011	September 26 2010

Discount rate	4.4	4.8
Expected long-term return on plan assets	5.75	5.75

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2011	2010	2009

Discount rate	4.8	5.5	6.75
Expected long-term return on plan assets	5.75	5.75	5.75

Assumed health care cost trend rates are as follows:

(Percent)	September 25 2011	September 26 2010

Health care cost trend rates	9.0	11.0
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	5.0	4.0
Year in which the rate reaches the Ultimate Trend Rate	2019	2017

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2011:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit cost	47	(43)
Effect on postretirement benefit obligation	1,132	(1,025)

Plan Assets

The primary objective of our investment strategy is to satisfy our postretirement obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.

An investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)		Actual Allocation
Asset Class	Policy Allocation	September 25 2011	September 26 2010

Equity securities	0-10	8	11
Debt securities	90-100	85	89
Cash		7	—

Plan assets include no Company securities. Assets include cash and cash equivalents from time to time due to the need to reallocate assets within policy guidelines. In 2012 the policy allocation was amended to allow allocation to equity securities of 10 - 30% and debt securities of 70 - 90%.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 25, 2011 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	2,608	—	—
Domestic equity securities	—	1,855	—
International equity securities	—	1,312	—
Debt securities	32,753	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2011 or 2010.

Cash Flows

Based on our forecast at September 25, 2011, we do not expect to contribute to our postretirement plans in 2012.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2012	3,100	(300)	2,800
2013	2,960	(310)	2,650
2014	2,910	(310)	2,600
2015	2,840	(320)	2,520
2016	1,760	(300)	1,460
2017-2021	12,530	(1,470)	11,060

2011 Changes to Plans

In May 2011, a new bargaining unit contract eliminated postretirement medical coverage for affected active employees and froze defined pension benefits. The elimination of postretirement medical coverage resulted in a non-cash curtailment gain of $3,974,000 which was recognized in the 13 weeks ended June 26, 2011, reduced 2011 net periodic postretirement medical expense by $82,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $3,371,000. The freeze of defined pension benefits reduced 2011 net periodic pension expenses by $188,000 beginning in the 13 weeks ended June 26, 2011 and reduced the benefit obligation liability at June 26, 2011 by $592,000.

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

In November 2010, we notified certain participants in our postretirement medical plans of changes to be made to the plans, including increases in participant premium cost-sharing and elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $10,172,000 which was recognized in the 13 weeks ended December 26, 2010, reduced 2011 net periodic postretirement medical cost by $769,000 beginning in the 13 weeks ended December 26, 2010, and reduced the benefit obligation liability at December 26, 2010 by $15,065,000.

2010 Changes to Plans

In March 2010, members of the United Media Guild voted to approve a new 5.5 year contract, effective in April 2010. The new contract eliminated postretirement medical coverage for active employees and defined pension benefits were frozen. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $11,878,000, which were recognized in the 13 weeks ended March 28, 2010 and reduced the benefit obligation liability at March 28, 2010 by $6,576,000. The freeze of defined pension benefits resulted in non-cash curtailment gains of $2,004,000, which were recognized in the 13 weeks ended March 28, 2010, reduced 2010 net periodic pension expenses by $668,000 beginning in the 13 weeks ended June 27, 2010, and reduced the benefit obligation liability at March 28, 2010 by $2,004,000.

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

2009 Changes to Plans

In October and December 2008, we notified certain participants in our postretirement medical plans of administrative changes to be made to the plans, effective in January 2009, including increases in employee premiums, changes in the plans' reimbursement of medical expenses covered by Medicare, elimination of certain coverage options and the establishment of an account-based structure. The changes reduced the benefit obligation by $23,047,000, effective at December 28, 2008.

Increases in participant premium cost-sharing discussed more fully above are treated as negative plan amendments. Curtailment treatment is utilized in situations in which coverage was eliminated. Curtailment gains are calculated by revaluation of plan liabilities after consideration of other plan changes.

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in 2010. We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,227,000 at September 25, 2011 and $3,304,000 at September 26, 2010.

8	OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have other retirement and compensation plans for executives and others. Benefits under such plans were substantially reduced or eliminated in 2010 and 2009. In 2011 certain of those benefits were reinstated.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $2,801,000 in 2011, $1,891,000 in 2010 and $6,702,000 in 2009.

9	COMMON STOCK, CLASS B COMMON STOCK, AND PREFERRED SHARE PURCHASE RIGHTS

In 1986, one share of Class B Common Stock was issued as a dividend for each share of Common Stock held by stockholders of record at the time. The transfer of Class B Common Stock was restricted. As originally anticipated, the number of outstanding Class B shares has decreased over time through trading and reached the sunset level of 5,600,000 shares in March 2011. In March 2011, in accordance with the sunset provisions established in 1986, we effected conversion of all outstanding shares of Class B Common Stock to Common Stock. As a result, all stockholders have one vote per share on all future matters. Class B shares formerly had ten votes per share.

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

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July

2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1.12 per share (or $1.00 per share if the refinancing of our debt discussed more fully in Note 4 is consumated). We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant.

10	STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,287,000, $1,974,000 and $3,013,000, in 2011, 2010 and 2009, respectively.

At September 25, 2011 we have reserved 5,039,716 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 25, 2011, 3,227,375 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2011	2010	2009

Under option, beginning of year	940	1,009	263
Granted	1,105	—	783
Exercised	(15)	—	—
Canceled	(218)	(69)	(37)
Under option, end of year	1,812	940	1,009

Exercisable, end of year	552	423	191

Weighted average prices of stock options are as follows:

(Dollars)	2011	2010	2009

Granted	2.57	—	2.07
Under option, end of year	5.07	8.77	9.40

The following assumptions were used to estimate the fair value of 2011 and 2009 option awards:

	2011	2009

Volatility (Percent)	111	105
Risk-free interest rate (Percent)	1.01	2.45
Expected term (Years)	4.7	4.7
Estimated fair value (Dollars)	2.00	1.57

A summary of stock options outstanding at September 25, 2011 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1 - 25	1,660,600	8.6	2.37	399,900	2.07
25 - 30	68,510	5.2	28.72	68,510	28.72
30 - 35	20,066	1.2	32.51	20,066	32.51
35 - 40	34,760	3.1	38.62	34,760	38.62
40 - 45	14,024	2.1	43.27	14,024	43.27
45 - 50	14,381	3.2	47.64	14,381	47.64
	1,812,341	8.2	5.07	551,641	11.03

Total unrecognized compensation expense for unvested stock options at September 25, 2011 is $1,756,000, which will be recognized over a weighted average period of 1.7 years.

Options outstanding and exercisable at September 25, 2011 have no intrinsic value.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2011	2010	2009

Outstanding, beginning of year	299	453	746
Vested	(297)	(143)	(114)
Forfeited	(2)	(11)	(179)
Outstanding, end of year	—	299	453

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2011	2010	2009

Outstanding, beginning of year	15.02	19.35	21.60
Vested	15.02	28.73	39.53
Forfeited	15.02	15.02	15.94
Outstanding, end of year	—	15.02	19.35

The fair value of restricted Common Stock vested in 2011, 2010 and 2009, is $723,000, $554,000 and $171,000, respectively.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan.

11	INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2011	2010	2009

Current:
Federal	4,604	8,673	(3,573)
State	(55)	833	643
Deferred	(25,630)	19,116	(79,582)
	(21,081)	28,622	(82,512)

Continuing operations	(21,081)	28,622	(82,509)
Discontinued operations	—	—	(3)
	(21,081)	28,622	(82,512)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2011	2010	2009

Computed “expected” income tax expense (benefit)	(35.0)	35.0	(35.0)
State income taxes (benefit), net of federal tax expense (benefit)	(2.3)	4.3	(3.7)
Net income of associated companies taxed at dividend rates	(0.5)	(1.4)	(0.3)
Domestic production deduction	(0.5)	(0.8)	—
Resolution of tax matters	0.5	(3.5)	—
Impairment of goodwill and other assets	23.6	—	12.2
Valuation allowance	1.0	(0.1)	(6.1)
Tax law change	—	4.2	—
Other	0.6	0.6	1.5
	(12.6)	38.3	(31.4)

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 25 2011	September 26 2010

Deferred income tax liabilities:
Property and equipment	(29,170)	(29,659)
Investments	(6,576)	(26,443)
Identified intangible assets	(45,472)	(62,731)
Long-term debt and interest rate exchange agreements	(997)	(1,450)
	(82,215)	(120,283)
Deferred income tax assets:
Accrued compensation	7,067	6,462
Allowance for doubtful accounts and losses on loans	1,570	1,745
Pension and postretirement benefits	5,305	5,384
State operating loss carryforwards	23,515	20,897
Accrued expenses	5,024	5,767
Other	2,063	3,124
	44,544	43,379
Valuation allowance	(27,566)	(23,025)
Net deferred income tax liabilities	(65,237)	(99,929)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Current assets	967	2,687
Non-current liabilities	(66,204)	(102,616)
Net deferred income tax liabilities	(65,237)	(99,929)

A reconciliation of 2011 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2011

Balance, beginning of year	9,169
Increases in tax positions for prior years	10
Increases in tax positions for the current year	250
Lapse in statute of limitations	(653)
Settled items	(2,024)
Balance, end of year	6,752

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4,510,000 at September 25, 2011. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,139,000 at September 25, 2011 and $1,705,000 at September 26, 2010. There were no amounts provided for penalties at September 25, 2011 or September 26, 2010.

At September 25, 2011, we had approximately $757,338,000 of net operating loss carryforwards (“NOLs”) for state tax purposes that expire between 2014 and 2031. Such NOLs result in a deferred income tax asset of $23,515,000 at September 25, 2011, which is substantially all offset by a valuation allowance. The valuation allowance not related to NOLs is $4,068,000 at September 25, 2011 and $2,889,000 at September 26, 2010.

12	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $8,155,000, consisting primarily of our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $138,500,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists in the current recession, we are unable, as of September 25, 2011 and September 26, 2010, to determine the fair value of such debt. The value, if determined, would likely be less than the carrying amount. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches. See Note 16.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements at September 25, 2011 and September 26, 2010:

(Thousands of Dollars)	September 25 2011	September 26 2010

Level 1	—	—
Level 2	—	—
Level 3 - Herald Value - liability	300	2,300

In 2011, we reduced the Herald Value from $2,300,000 as of September 26, 2010 to $300,000 based on the most recent estimate of fair value. There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in 2010 or 2009.

In 2011, 2010 and 2009, we reduced the carrying value of equipment no longer in use by $700,000, $3,290,000 and $4,579,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

13	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2011	2010	2009

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	(146,868)	46,105	(123,186)
Discontinued operations	—	—	(5)
	(146,868)	46,105	(123,191)

Weighted average Common Shares	44,912	44,902	44,952
Less non-vested restricted Common Stock	(65)	(347)	(510)
Basic average Common Shares	44,847	44,555	44,442
Dilutive stock options and restricted Common Stock	—	400	—
Diluted average Common Shares	44,847	44,955	44,442

Earnings (loss) per common share:
Basic:
Continuing operations	(3.27)	1.03	(2.77)
Discontinued operations	—	—	—
	(3.27)	1.03	(2.77)

Diluted:
Continuing operations	(3.27)	1.03	(2.77)
Discontinued operations	—	—	—
	(3.27)	1.03	(2.77)

For 2011, 2010 and 2009, we had 1,944,000, 942,000, and 314,000 weighted average shares, respectively, subject to issuance under our stock option and employee stock purchase plans that have no intrinsic value. No stock options were considered in the computation of loss per common share in 2011 or 2009.

14	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable is as follows:

(Thousands of Dollars)	2011	2010	2009

Balance, beginning of year	5,763	6,275	6,647
Additions charged to expense	2,234	3,043	5,995
Deductions from reserves	(2,446)	(3,555)	(6,367)
Balance, end of year	5,551	5,763	6,275

15	OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 25 2011	September 26 2010

Compensation	11,394	12,113
Retirement plans	4,442	7,632
Interest	4,352	4,703
Other	15,249	13,669
	35,437	38,117

Cash payments are as follows:

(Thousands of Dollars)	2011	2010	2009

Interest	53,133	65,791	80,690
Debt financing costs	11,601	453	26,061
Income taxes, net of refunds	10,462	3,753	5,829

Components of accumulated other comprehensive income (loss), net of deferred income taxes, are as follows:

(Thousands of Dollars)	September 25 2011	September 26 2010

Pension and postretirement benefits	(6,086)	6,651

16	COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2016 and thereafter are $3,664,000, $2,752,000, $1,355,000, $1,288,000, $1,248,000 and $4,043,000, respectively. Total operating lease expense is $4,527,000, $4,549,000 and $5,029,000, in 2011, 2010 and 2009, respectively.

Capital Expenditures

At September 25, 2011, we had construction and equipment purchase commitments totaling approximately $2,483,000.

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

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

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

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 11.

We file income tax returns with the Internal Revenue Service ("IRS") and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

We have various income tax examinations ongoing and at various stages of completion, but generally our income tax returns have been audited or closed to audit through 2007.

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to reverse the class certification ruling. This motion is currently pending before the trial court. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated

Financial Statements, taken as a whole.

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

In 2011, the FASB issued, Accounting Standards Update ("ASU") 2011-8, Testing Goodwill for Impairment, which provides new guidance on testing goodwill for impairment. This new guidance gives us, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We adopted this guidance in 2011, as permitted. Adoption did not have a material impact on our Consolidated Financial Statements.

In 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosure related to the three-level fair value hierarchy. This new guidance requires us to disclose significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and to disclose separately information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3. The new guidance also clarifies previous disclosure requirements by increasing the level of disaggregation to the class level for investments and by requiring more disclosures regarding inputs and valuation techniques for fair value measurements in Level 2 and Level 3. Adoption of ASU 2010-06 occurs in two parts with the requirements to disclose purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3 to occur in 2012. We adopted the remaining requirements of ASU 2010-06 in 2011, which did not have a material effect on our Consolidated Financial Statements.

18	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2011

Operating revenue	207,668	178,726	187,306	182,405

Net income (loss)	18,980	(1,449)	(155,440)	(8,769)

Income (loss) attributable to Lee Enterprises, Incorporated	18,945	(1,472)	(155,517)	(8,820)

Earnings per common share:
Basic:	0.42	(0.03)	(3.46)	(0.20)
Diluted:	0.42	(0.03)	(3.46)	(0.20)

2010

Operating revenue	209,838	185,744	196,405	188,660

Net income	27,959	2,982	10,039	5,199

Income attributable to Lee Enterprises, Incorporated	27,907	2,991	10,019	5,189

Earnings per common share:
Basic:	0.63	0.07	0.22	0.12
Diluted:	0.62	0.07	0.22	0.11

Results of operations for the December, March and June quarters of 2011 include non-cash curtailment gains of $10,172,000, $1,991,000 and $3,974,000, respectively. Results of operations for the December and March quarters of 2010 include non-cash curtailment gains of $31,130,000 and $13,882,000, respectively. Results of operations for the June and September quarters of 2011 include non-cash impairment charges, net of deferred income tax benefit, of $161,801,000 and $13,910,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the 52-week periods ended September 25, 2011, September 26, 2010, and September 27, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Madison Newspapers, Inc., and subsidiary (MNI), a 50 percent owned investee company, as of September 25, 2011 and September 26, 2010, and for the 52-week periods then ended. The Company's investment in MNI at September 25, 2011 and September 26, 2010, was $23,451,000, and $23,798,000, respectively, and its equity in earnings of MNI was $3,053,000 and $3,566,000 for the 52-week periods then ended, respectively. The consolidated financial statements of MNI for these periods were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI as of and for the 52-week periods ended September 25, 2011 and September 26, 2010, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 25, 2011 and September 26, 2010, and the results of their operations and their cash flows for each of the 52-week periods ended September 25, 2011, September 26, 2010, and September 27, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has short-term obligations that cannot be satisfied by available funds, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries internal control over financial reporting as of September 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2011

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

10.6 *
Fourth Amendment to Credit Agreement, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries, certain lenders identified on the signature pages thereof and such other entities from time to time party to the Credit Agreement and Deutsche Bank Trust Company Americas (Exhibit 10.3 to Form 8-K filed December 5, 2011)

10.7 *
Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC (Exhibit 10.9 to Form 8-K filed December 5, 2011)

10.8 *
Security Agreement, dated as of November 21, 2008, among Lee Enterprises, Incorporated and certain of its subsidiaries in favor of Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.1 to Form 8-K filed December 17, 2008)

10.9*
Amended and Restated Pledge Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.10 *
Amended and Restated Subsidiaries Guaranty, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.11 *
Amended and Restated Intercompany Subordination Agreement, dated as of December 21, 2005, among Lee Enterprises, Incorporated (“Company”) and certain Subsidiaries of the Company party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.12 *
Support Agreement, dated as of August 11, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries, certain lenders identified on the signature pages thereof and such other entities from time to time party thereto (Exhibit 10.1 to Form 8-K filed September 12, 2011)

10.13 *
First Amendment to Support Agreement, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries, certain lenders identified on the signature pages thereof and such other lenders from time to time party thereto (Exhibit 10.2 to Form 8-K filed December 5, 2011)

10.14 *
Amended and Restated Backstop Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Goldman Sachs Lending Partners LLC (Exhibit 10.4 to Form 8-K filed December 5, 2011)

10.15 *
 Amended and Restated Backstop Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Franklin Templeton/Mutual Quest Fund (Exhibit 10.5 to Form 8-K filed December 5, 2011)

10.16 *
Amended and Restated Backstop Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Monarch Master Funding Ltd (Exhibit 10.6 to Form 8-K filed December 5, 2011)

10.17 *
Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Mudrick Distressed Opportunity Fund Global, LP (Exhibit 10.7 to Form 8-K filed December 5, 2011)

10.18 *	Commitment Letter, dated December 2, 2011, among Lee Enterprises, Incorporated, certain of its subsidiaries and Blackwell Partners, LLC (Exhibit 10.8 to Form 8-K filed December 5, 2011)

10.19 *
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

10.21 *
Amendment No. 3 to Note Agreement, entered into as of November 19, 2008, by and between St. Louis Post-Dispatch LLC and the Note Holders party thereto related to St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000, as amended (Exhibit 10.15 to Form 10-K for the Fiscal Year Ended September 28, 2008)

Number	Description

10.22 *
Limited Waiver to Note Agreement and Guaranty Agreement entered into as of December 26, 2008 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Note Holders party thereto (Exhibit 10.16 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.23 *
Fourth Amendment to Note Agreement and First Amendment to Limited Waiver to Note Agreement and Guaranty Agreement entered into as of January 16, 2009 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.1 to Form 8-K filed January 20, 2009)

10.24 *
Second Amendment to Limited Waiver to Note Agreement and Guaranty Agreement entered into as of January 30, 2009 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.1 to Form 8-K filed February 3, 2009)

10.25 *
Third Amendment to Limited Waiver to Note Agreement and Guaranty Agreement, dated as of February 6, 2009, among St. Louis Post-Dispatch LLC, Pulitzer Inc. and the Noteholders party thereto (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.26 *
Limited Waiver and Amendment No. 5 to Note Agreement, dated as of February 18, 2009, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.6 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.27 *
Security Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of the Company party thereto (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.28 *
Pledge Agreement, dated as of February 18, 2009, among Pulitzer Inc., St. Louis Post-Dispatch LLC and each Subsidiary of Pulitzer Inc. party thereto in favor of The Bank New York Mellon Trust Company, N.A., as Collateral Agent, on behalf and for the benefit of the Secured Parties (as defined therein) (Exhibit 10.8 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.29 *
Set-Off Agreement, dated as of February 18, 2009, among Lee Enterprises, Incorporated, Lee Procurement Solutions Co. and Pulitzer Inc. (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.30 *
Redemption Agreement, dated February 18, 2009, among St. Louis Post-Dispatch LLC, STL Distribution Services LLC, The Herald Publishing Company, LLC, Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.12 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.32 *
Amendment No. 4 to Guaranty Agreement, dated as of February 1, 2006, by Pulitzer Inc. related to the Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000, as amended (Exhibit 10.18 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.33 *
Limited Waiver and Amendment No. 5 to Guaranty Agreement, dated as of February 18, 2009, among Pulitzer Inc., in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.11 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.34 *
Subsidiary Guaranty Agreement, dated as of February 18, 2009, among the Subsidiaries of Pulitzer Inc. party thereto in favor of the Noteholders under the Note Agreement, dated as of May 1, 2000, among St. Louis Post-Dispatch LLC and the Noteholders party thereto (Exhibit 10.9 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.35 *
Support Agreement and the related transaction term sheets attached thereto, dated as of December 2, 2011, among St. Louis Post-Dispatch LLC, Star Publishing Company, Pulitzer Inc., certain Guarantors and other entities party thereto and the Noteholders identified on the signature pages thereof and such other Noteholders from time to time party thereto (Exhibit 10.1 to Form 8-K filed December 5, 2011)

10.36 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.37 *
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.38 *
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.39 *
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.40*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.41*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.42*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.43 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.44 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.45 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.46 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.47 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.48 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.49.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

10.49.2 +*
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.50 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Exhibit A to Schedule 14A Definitive Proxy Statement for 2010)

10.51 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.52 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.53 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.54 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.55 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.56 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

Number	Description

23.3	Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002