Form 10-K/A
period 2011-09-25
LEE ENTERPRISES, INC
filed 2012-02-03
CIK 58361

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in February 2012 are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Form 10-K/A (the “Amendment”) is being filed to update certain sections of the Annual Report on Form 10-K for the fiscal year ended September 25, 2011 (the “Annual Report”) of Lee Enterprises, Incorporated (the “Company”) filed with the Securities and Exchange Commission on December 9, 2011, with regard to the consummation of the Company's debt refinancing and the conclusion of voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code as of January 30, 2012.

In addition, this Amendment reflects the removal by the Company's independent registered public accounting firm, KPMG LLP, from its report on the Company's Consolidated Financial Statements of an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

For the convenience of the reader, this Amendment sets forth the Company's Annual Report in its entirety, as modified and superseded, where necessary, to reflect the matters discussed above. The following items have been amended to reflect the removal of the explanatory paragraph and to update subsequent events:

•	Forward Looking Statements;

•	Part I - Item 1 - Business - Status of Debt Refinancing;

•	Part I - Item 1A - Risk Factors - Debt and Liquidity, Equity Capital and Other;

•	Part II - Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Status of Debt Refinancing and Liquidity;

•	Part II - Item 8 - Financial Statements and Supplementary Data - Notes 1 and 4 of the Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm;

•	Part II - Item 9A - Controls and Procedures - Report of Independent Registered Public Accounting Firm on the Company's internal control over financial reporting;

•	Part IV - Item 15 - Exhibit Index, Exhibit 23.1 and Exhibit 23.2; and

•	Signatures.

With the exception of the foregoing, no other information in the Annual Report has been amended.

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

STATUS OF DEBT REFINANCING

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7, "Status of Debt Refinancing and Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein. Substantially all of our debt was scheduled to mature in April 2012.

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt consists of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that was not drawn at closing. The second lien debt is a $175,000,000 term loan.

The first lien term loan bears interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan are required quarterly beginning in June 2012 and total $5,000,000 in 2012, $11,000,000 in 2013, $12,750,000 in 2014 and $13,500,000 in 2015. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, is at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility also supports issuance of letters of credit. The maturity is in December 2015.

The second lien term loan bears interest at 15.0% and mature in April 2017. It requires no amortization, except in March 2017 if required for income tax purposes, and has no affirmative financial covenants. Lenders under the second lien term loan shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

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

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments total $1,400,000 in 2012 and $6,400,000 per year thereafter. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets secure the debt. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 prior to, or upon consummation of the transactions. The terms of the amended agreements prohibit stockholder dividends and substantially all share repurchases and require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes required 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 3% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we made use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code filed on December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process did not have an adverse effect on our governance or operations. Immediately upon filing, we requested authority to pay all suppliers and other vendors without delay, which request was approved. All our digital and print products were published as usual and no employees were impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI were not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process was completed before December 12, 2011 and no objections were filed.

We received confirmation of the plan of reorganization on January 23, 2012 and completed the restructuring process on January 30, 2012.

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

At www.lee.net, one may access a wide variety of information, including news releases, SEC filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and digital links. We make available via our website all filings made by the Company under the Securities Exchange Act of 1934 (the "Exchange Act"), including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Annual Report is not incorporated by reference unless expressly noted.

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

DEBT AND LIQUIDITY

We May Have Insufficient Earnings Or Liquidity To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7, “Status of Debt Refinancing and Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged filing under Chapter 11 of the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extends the maturity to December 2015 or April 2017. Interest expense will increase as a result of the refinancing and mandatory principal payments will be reduced. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, as refinanced as of January 30, 2012, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 25, 2011.

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

EQUITY CAPITAL

A Decrease In Our Stock Price May Limit The Ability To Trade Our Stock
Or For The Company To Raise Equity Capital

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1 per share. We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant, and expect those issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split.

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

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1 per share. We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant, and expect those issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split.

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

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt consists of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that was not drawn at closing. The second lien debt is a $175,000,000 term loan.

The first lien term loan bears interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan are required quarterly beginning in June 2012 and total $5,000,000 in 2012, $11,000,000 in 2013, $12,750,000 in 2014 and $13,500,000 in 2015. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, is at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility also supports issuance of letters of credit. The maturity is in December 2015.

The second lien term loan bears interest at 15.0% and mature in April 2017. It requires no amortization, except in March 2017 if required for income tax purposes, and has no affirmative financial covenants. Lenders under the second lien term loan shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

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

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments total $1,400,000 in 2012 and $6,400,000 per year thereafter. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets secure the debt. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 prior to, or upon consummation of, the transactions. The terms of the amended agreements prohibit stockholder dividends and substantially all share repurchases and require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes required 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 3% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we made use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code filed on

December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process did not have an adverse effect on our governance or operations. Immediately upon filing, we requested authority to pay all suppliers and other vendors without delay, which request was approved. All our digital and print products were published as usual and no employees were impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI were not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process was completed before December 12, 2011 and no objections were filed.

We received confirmation of the plan of reorganization on January 23, 2012 and completed the restructuring process on January 30, 2012.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, as refinanced as of January 30, 2012, if an event of default occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 25, 2011.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of September 25, 2011, using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of September 25, 2011. Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Annual Report.

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

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive Officer)	and Treasurer
(Principal Financial and Accounting Officer)
February 3, 2012	February 3, 2012

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the 52-week periods ended September 25, 2011, September 26, 2010, and September 27, 2009, and our report dated December 9, 2011, except as to note 1 and note 4, as to which the date is February 3, 2012, is included with those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in February 2012, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

The following documents are filed as part of this Annual Report:

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

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February 2012.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 3rd day of February 2012.

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

Subsequent Events

We have evaluated subsequent events through February 3, 2012. No events have occurred subsequent to September 25, 2011 that require disclosure or recognition in these financial statements, except as included herein.

On December 12, 2011, the Company and certain of its affiliates filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code"). Our interests in TNI and MNI were not included in the filings. We and certain of our affiliates continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 23, 2012, the Bankruptcy Court approved our Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from Chapter 11. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. See Note 4.

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

In September 2011, we announced a plan to amend our current Credit Agreement and extend the April 2012 maturity in a structure of first and second lien debt. The first lien debt consists of a term loan of $689,510,000, along with a $40,000,000 revolving credit facility that was not drawn at closing. The second lien debt is a $175,000,000 term loan.

The first lien term loan bears interest at LIBOR plus 6.25%, with a LIBOR floor of 1.25%. Principal payments for the first lien term loan are required quarterly beginning in June 2012 and total $5,000,000 in 2012, $11,000,000 in 2013, $12,750,000 in 2014 and $13,500,000 in 2015. A quarterly cash flow sweep will also be used to reduce first lien debt. Covenants include a minimum interest coverage ratio, maximum total leverage ratio and capital expenditure limitation. The maturity is in December 2015.

Interest on the revolving credit facility, when used, is at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility also supports issuance of letters of credit. The maturity is in December 2015.

The second lien term loan bears interest at 15.0% and mature in April 2017. It requires no amortization, except in March 2017 if required for income tax purposes, and has no affirmative financial covenants. Lenders under the second lien term loan shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the closing date.

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

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments total $1,400,000 in 2012 and $6,400,000 per year thereafter. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes have a balance of $126,355,000 at the closing of the transaction. The maturity is in December 2015.

Substantially all of our assets secure the debt. Our weighted average cost of debt will increase from 5.1% at September 25, 2011 to approximately 9.2% under the refinanced agreements. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 prior to, or upon consummation of, the transactions. The terms of the amended agreements prohibit stockholder dividends and substantially all share repurchases and require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

The Credit Agreement and Pulitzer Notes required 100% Lender or Noteholder approval, respectively, for key changes, including extension of maturities. Because credit market conditions dictated the need to extend the Pulitzer Notes with current Noteholders, we were not able to increase the Pulitzer Notes facility to $175,000,000 as discussed above. Consequently, we were unable to redeem the interests of the last 3% of non-consenting Lenders under the Credit Agreement for cash.

As a result, we made use of a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code filed on December 12, 2011 to effect the amendments to the Credit Agreement and Pulitzer Notes discussed above. This process did not have an adverse effect on our governance or operations. Immediately upon filing, we requested authority to pay all suppliers and other vendors without delay, which request was approved. All our digital and print products were published as usual and no employees were impacted. Our 50% owned equity interests in Tucson, AZ and Madison, WI were not included in the filing. Lender and Noteholder balloting related to the Chapter 11 process was completed before December 12, 2011 and no objections were filed.

We received confirmation of the plan of reorganization on January 23, 2012 and completed the restructuring process on January 30, 2012.

There are numerous potential consequences under the Credit Agreement, and Guaranty Agreement and Note Agreement related to the Pulitzer Notes, as refinanced as of January 30, 2012, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control, and the control of Pulitzer and PD LLC, respectively. The occurrence of one or more events of default would give rise to the right of the Lenders or the Noteholders, or both of them, to exercise their remedies under the Credit Agreement and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants a September 25, 2011.

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

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standard due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1 per share. We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant.

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

/s/ KPMG LLP

Chicago, Illinois
December 9, 2011, except as to note 1 and note 4, as to which the date is February 3, 2012

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K/A.

Number	Description

2.1 *	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. (Exhibit 2.1 to Form 8-K filed February 3, 2005)

3.1 *	Amended and Restated Certificate of Incorporation of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.1 to Form 8-K filed on February 3, 2012)

3.2 *	Amended and Restated By-Laws of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.2 to Form 8-K filed February 3, 2012)

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

10.1 *
Exit Credit Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated, the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, and Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (Exhibit 10.1 to Form 8-K filed on February 3, 2012)

10.2 *
Subsidiaries Guaranty dated as of January 30, 2012 by and among certain Subsidiaries of Lee Enterprises, Incorporated from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.2 to Form 8-K filed on February 3, 2012)

10.3 *
Security Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.3 to Form 8-K filed on February 3, 2012)

10.4 *
Pledge Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.4 to Form 8-K filed on February 3, 2012)

10.5 *
Intercreditor Agreement dated as of January 30, 2012 by and among Deutsche Bank, as Collateral Agent, Wilmington Trust, National Association, as Collateral Agent, and Lee Enterprises, Incorporated and certain Subsidiaries thereof (Exhibit 10.5 to Form 8-K filed on February 3, 2012)

10.6 *
Intercompany Subordination Agreement by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank, as Collateral Agent (Exhibit 10.6 to Form 8-K filed on February 3, 2012)

10.7 *
Second Lien Loan Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, the Lenders from time to time party thereto, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, and Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (Exhibit 10.7 to Form 8-K filed on February 3, 2012)

10.8 *
Subsidiaries Guaranty dated as of January 30, 2012, by and among St. Louis Post-Dispatch LLC and Pulitzer Inc. and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Administrative Agent (Exhibit 10.8 to Form 8-K filed on February 3, 2012)

10.9*
Security Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.9 to Form 8-K filed on February 3, 2012)

Number	Description

10.10 *
Pledge Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated, St. Louis Post-Dispatch LLC and Pulitzer Inc. and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.10 to Form 8-K filed on February 3, 2012)

10.11 *	Note Agreement dated as of January 30, 2012 by and among St. Louis Post-Dispatch LLC and certain Noteholders from time to time party thereto (Exhibit 10.11 to Form 8-K filed on February 3, 2012)

10.12 *	Guaranty Agreement dated as of January 30, 2012 of Pulitzer Inc. in favor of certain Noteholders (Exhibit 10.12 to Form 8-K filed on February 3, 2012)

10.13 *
Subsidiary Guaranty dated as of January 30, 2012 by and among certain Subsidiaries of Pulitzer Inc., and Wilmington Trust, National Association, as Administrative Agent (Exhibit 10.13 to Form 8-K filed on February 3, 2012)

10.14 *
Security Agreement dated as of January 30, 2012 by and among Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof, and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Exhibit 10.14 to Form 8-K filed on February 3, 2012)

10.15 *
Pledge Agreement dated as of January 30, 2012 by and among Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof, and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Exhibit 10.15 to Form 8-K filed on February 3, 2012)

10.16 *
Intercreditor Agreement dated as of January 30, 2012 by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Wilmington Trust, National Association, as Collateral Agent, Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof (Exhibit 10.16 to Form 8-K filed on February 3, 2012)

10.17 *
Intercompany Subordination Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.17 to Form 8-K filed on February 3, 2012)

10.18 *
Redemption Agreement, dated February 18, 2009, among St. Louis Post-Dispatch LLC, STL Distribution Services LLC, The Herald Publishing Company, LLC, Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.12 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.19 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.20 *
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.21 *
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.22 *
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.23*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.24*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.25*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.26 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.27 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.28*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.29 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.30 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.31.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

10.31.2 +*
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.32 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Exhibit A to Schedule 14A Definitive Proxy Statement for 2010)

10.33 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.34 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.35 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.36 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.37 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

10.38 +*	Cancellation Agreement dated November 19, 2004 between Lee Enterprises, Incorporated and Mary E. Junck (Exhibit 10.1 to Form 8-K filed on November 26, 2004)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.3	Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002