Form 10-Q
period 2011-12-25
LEE ENTERPRISES, INC
filed 2012-02-03
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 25, 2011

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
Yes [  ]     No [X]

As of December 25, 2011, 44,957,601 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2012", "2011" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 25 2011	September 25 2011

ASSETS

Current assets:
Cash and cash equivalents	31,428	23,555
Accounts receivable, net	83,953	71,024
Income taxes receivable	—	1,335
Inventories	7,922	7,388
Deferred income taxes	967	967
Other	30,975	19,553
Total current assets	155,245	123,822
Investments:
Associated companies	43,401	44,057
Restricted cash and investments	—	4,972
Other	9,319	9,199
Total investments	52,720	58,228
Property and equipment:
Land and improvements	27,017	27,017
Buildings and improvements	191,399	191,250
Equipment	310,222	317,126
Construction in process	4,230	2,852
	532,868	538,245
Less accumulated depreciation	325,162	326,205
Property and equipment, net	207,706	212,040
Goodwill	247,271	247,271
Other intangible assets, net	484,585	495,509
Postretirement assets, net	15,423	14,934
Other	4,458	6,444

Total assets	1,167,408	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 25 2011	September 25 2011

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	—	994,550
Accounts payable	31,335	27,740
Compensation and other accrued liabilities	29,375	35,437
Income taxes payable	5,672	—
Unearned revenue	37,636	36,512
Total current liabilities	104,018	1,094,239
Long-term debt, net of current maturities	—	—
Pension obligations	72,703	73,518
Postretirement and postemployment benefit obligations	6,306	6,104
Deferred income taxes	67,516	66,204
Income taxes payable	8,853	8,588
Other	10,100	10,489
Total liabilities not subject to compromise	269,496	1,259,142
Liabilities subject to compromise	983,781	—
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $2 par value; authorized 120,000 shares; issued and outstanding:	89,915	89,915
December 25, 2011; 44,958 shares;
September 25, 2011 44,958 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	141,133	140,887
Accumulated deficit	(311,505)	(326,062)
Accumulated other comprehensive income	(5,934)	(6,086)
Total stockholders' deficit	(86,391)	(101,346)
Non-controlling interests	522	452
Total deficit	(85,869)	(100,894)
Total liabilities and deficit	1,167,408	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 25 2011	December 26 2010

Operating revenue:
Advertising	142,501	151,766
Circulation	46,697	45,478
Other	10,363	10,424
Total operating revenue	199,561	207,668
Operating expenses:
Compensation	73,577	78,020
Newsprint and ink	14,861	15,674
Other operating expenses	57,243	59,669
Depreciation	6,235	6,523
Amortization of intangible assets	10,924	11,283
Workforce adjustments	337	192
Total operating expenses	163,177	171,361
Curtailment gain	—	10,172
Equity in earnings of associated companies	2,812	2,705
Operating income	39,196	49,184
Non-operating income (expense):
Financial income	55	59
Financial expense	(12,752)	(13,437)
Debt financing costs	(2,024)	(1,966)
Other, net	—	(453)
Total non-operating expense, net	(14,721)	(15,797)
Income before reorganization costs and income taxes	24,475	33,387
Reorganization costs	1,241	—
Income before income taxes	23,234	33,387
Income tax expense	8,610	14,407
Net income	14,624	18,980
Net income attributable to non-controlling interests	(70)	(35)
Income attributable to Lee Enterprises, Incorporated	14,554	18,945
Other comprehensive income, net	152	5,485
Comprehensive income	14,706	24,430

Earnings per common share:
Basic	0.32	0.42
Diluted	0.32	0.42

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	December 26 2010

Cash provided by (required for) operating activities:
Net income	14,624	18,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,159	17,806
Curtailment gain	—	(10,172)
Accretion of debt fair value adjustment	(124)	(136)
Stock compensation expense	248	518
Distributions greater (less) than current earnings of MNI	70	(436)
Deferred income tax expense	1,206	5,968
Debt financing and reorganization costs	3,265	1,966
Changes in operating assets and liabilities:
Increase in receivables	(12,929)	(11,695)
Decrease (increase) in inventories and other	1,556	(207)
Decrease in accounts payable, accrued expenses and unearned revenue	(7,343)	(7,318)
Increase (decrease) in pension, postretirement and post employment benefits	(844)	1,614
Change in income taxes receivable or payable	7,272	6,645
Other, net	(509)	119
Net cash provided by operating activities	23,651	23,652
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,879)	(1,105)
Decrease in restricted cash	4,972	4,500
Proceeds from sales of assets	1,324	452
Distributions greater than current earnings of TNI	586	68
Net cash provided by investing activities	5,003	3,915
Cash provided by (required for) financing activities:
Proceeds from long-term debt	21,180	9,000
Payments on long-term debt	(31,825)	(38,650)
Debt financing and reorganization costs paid	(10,136)	(94)
Common stock transactions, net	—	(238)
Net cash required for financing activities	(20,781)	(29,982)
Net increase (decrease) in cash and cash equivalents	7,873	(2,415)
Cash and cash equivalents:
Beginning of period	23,555	19,422
End of period	31,428	17,007

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 25, 2011 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2011 Annual Report on Form 10-K and amended 2011 Annual Report on Form 10-K/A.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 25, 2011 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2012”, “2011” and the like refer to the fiscal years ended the last Sunday in September.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	December 26 2010

Operating revenue	16,522	17,232
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,062	13,454
Workforce adjustments	(64)	232
Operating income	3,524	3,546

Company's 50% share of operating income	1,762	1,773
Less amortization of intangible assets	180	304
Equity in earnings of TNI	1,582	1,469

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $(105,000) and $127,000 in the 13 weeks ended December 25, 2011 and December 26, 2010, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 in 2011. See Note 3.

Annual amortization of intangible assets is estimated to be $723,000 in the 53 week period ending December 2012, $544,000 in the 52 week period ending December 2013 and $418,000 in each of the 52 week periods ending December 2014, December 2015 and December 2016.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	December 26 2010

Operating revenue	19,457	20,200
Operating expenses, excluding workforce adjustments, depreciation and amortization	15,094	15,685
Workforce adjustments	26	16
Depreciation and amortization	424	515
Operating income	3,913	3,984

Net income	2,460	2,472

Equity in earnings of MNI	1,230	1,236

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 25 2011

Goodwill, gross amount	1,536,000
Accumulated impairment losses	1,288,729
Goodwill, beginning of period	247,271
Goodwill, end of period	247,271

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 25 2011	September 25 2011

Nonamortized intangible assets:
Mastheads	30,795	30,795
Amortizable intangible assets:
Customer and newspaper subscriber lists	881,164	881,164
Less accumulated amortization	427,379	416,457
	453,785	464,707
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,519	28,517
	5	7
	484,585	495,509

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

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI in 2011. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

	13 Weeks Ended
(Thousands of Dollars)	June 26 2011	September 25 2011	Total

Goodwill	174,125	12,156	186,281
Nonamortized intangible assets	13,200	759	13,959
Amortizable intangible assets	—	4,199	4,199
Property and equipment	—	700	700
	187,325	17,814	205,139
Investment in TNI	12,000	(100)	11,900
	199,325	17,714	217,039

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

Annual amortization of intangible assets for the 53 week period ending December 2012 and for each of the 52 week periods ending December 2013, December 2014, December 2015 and December 2016 is estimated to be $41,074,000, $38,666,000, $38,527,000, $37,851,000 and $36,646,000, respectively.

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

Interest Payments

Debt under the A Term Loan, which has a balance of $548,155,000 at December 25, 2011, and the $375,000,000 revolving credit facility, which has a balance of $307,605,000 at December 25, 2011, bear interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. The applicable margin is a percentage determined according to the following: for revolving loans and A Term Loans maintained as base rate loans: 1.625% to 3.5%, and maintained as Eurodollar loans: 2.625% to 4.5% depending, in each instance, upon our total leverage ratio at such time.

Minimum LIBOR levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively, are also in effect. At December 25, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. At the December 25, 2011 leverage level, our debt under the Credit Agreement is priced at 1.25%, plus a LIBOR margin of 3.0%.

Principal Payments

We may voluntarily prepay principal amounts outstanding or reduce commitments under the Credit Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments. We are required to repay principal amounts, on a quarterly basis until maturity, under the A Term Loan. Total mandatory A Term Loan payments in the 13 weeks ended December 25, 2011 were $20,000,000. The 2009 Amendments reduce the amount and delay the timing of mandatory principal payments under the A Term Loan.

In addition to the scheduled payments, we are required to make mandatory prepayments under the A Term Loan under certain other conditions. The Credit Agreement requires us to apply the net proceeds from asset sales to repayment of the A Term Loan. We made $1,180,000 of payments related to this provision in the 13 weeks ended December 25, 2011.

The Credit Agreement also requires us to accelerate future payments under the A Term Loan in the amount of 75% of our annual excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other A Term Loan payments prior to the April 2012 maturity.

Covenants and Other Matters

The Credit Agreement contains customary affirmative and negative covenants for financing of its type. At December 25, 2011, these covenants were suspended in conjunction with our voluntary, prepackaged Chapter 11 filing. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is based primarily on the sum of the principal amount of debt, which equals $983,615,000 at December 25, 2011, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes several elements, including distributions from TNI and MNI and curtailment gains. The Credit Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the same measure of trailing 12 month operating results noted above.

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

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation using substantially all of its previously restricted cash, which totaled $129,810,000 at December 28,

2008. The remaining debt balance of $186,000,000, of which $127,855,000 remains outstanding at December 25, 2011, was refinanced by the Noteholders until April 2012.

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

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions. The Notes Amendment requires us to apply the net proceeds from asset sales to repayment of the Pulitzer Notes. In the 13 weeks ended December 25, 2011, we made no payment related to this provision. In January 2011, a payment of $1,000,000 was made related to this provision.

The Notes Amendment established a reserve of restricted cash of up to $9,000,000 (which was reduced to $4,500,000 in October 2010 and eliminated in December 2011) to facilitate the liquidity of the operations of Pulitzer. The Notes Amendment allocates a percentage of Pulitzer's quarterly excess cash flow (as defined) between Pulitzer and the Credit Parties and requires prepayments to the Noteholders under certain specified events.

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of the maximum ratio of debt to EBITDA (limit of 3.0:1 at December 25, 2011), as defined in the Guaranty Agreement, minimum net worth and limitations on the incurrence of other debt. The Notes Amendment added a requirement to maintain minimum interest coverage (limit of 3.0:1 at December 25, 2011), as defined. At December 25, 2011, these covenants were suspended in conjunction with our voluntary, prepackaged Chapter 11 filing. A separate covenant related to trailing 12 month operating results was instituted as of December 25, 2011. We are in compliance with such covenant.

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

The 2005 purchase price allocation of Pulitzer resulted in an increase in the value of the Pulitzer Notes in the amount of $31,512,000, which was recorded as debt in the Consolidated Balance Sheets. At December 25, 2011, the unaccreted balance totals $166,000. This amount is being accreted over the remaining life of the Pulitzer Notes, until April 2012, as a reduction in interest expense using the interest method. This accretion will not increase the principal amount due, or reduce the amount of interest to be paid, to the Noteholders.

Other

In 2009, we paid fees to the Lenders and Noteholders for the 2009 Amendments and Notes Amendment which, along with the related legal and financial advisory expenses, totaled $26,061,000. $15,500,000 of the fees were capitalized and are being expensed over the remaining term of the Credit Agreement and Pulitzer Notes, until April 2012. At December 25, 2011, we have total unamortized financing costs of $2,527,000.

Debt is summarized as follows:

			Interest Rates
(Thousands of Dollars)	December 25 2011	September 25 2011	December 25 2011

Credit Agreement:
A Term Loan	548,155	569,335	4.25
Revolving credit facility	307,605	286,425	4.25
Pulitzer Notes:
Principal amount	127,855	138,500	10.05
Unaccreted fair value adjustment	166	290
	983,781	994,550
Less current maturities	—	994,550
Liabilities subject to compromise	983,781	—

At December 25, 2011, our weighted average cost of debt was 5.0%.

Status of Debt Refinancing and Liquidity

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

Interest on the revolving credit facility, when used, is at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility also supports issuance of letters of credit. The maturity is in December 2015. The revolving credit facility replaces our $40,000,000 debtor-in-possession facility.

The second lien term loan bears interest at 15.0% and matures in April 2017. It requires no amortization, except in March 2017 if required for income tax purposes, and has no affirmative financial covenants. Lenders under the second lien term loan shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the Effective Date.

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

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments total $1,400,000 in 2012 and $6,400,000 per year thereafter. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes have a balance of $126,355,000 on the Effective Date. The maturity is in December 2015.

Substantially all of our assets secure the debt. Our weighted average cost of debt will increase from 5.0% at December 25, 2011 to approximately 9.2% under the refinanced agreements. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012.  In addition, previously capitalized financing costs of $2,527,000 at December 25, 2011 were charged to expense in 2012 prior to, or upon consummation of the transactions. The terms of the amended agreements prohibit stockholder dividends and substantially all share repurchases and require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 25, 2011.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	December 26 2010

Service cost for benefits earned during the period	7	60
Interest cost on projected benefit obligation	1,994	2,071
Expected return on plan assets	(2,223)	(2,397)
Amortization of net loss	593	213
Amortization of prior service benefit	(34)	(34)
	337	(87)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	December 26 2010

Service cost for benefits earned during the period	182	241
Interest cost on projected benefit obligation	277	523
Expected return on plan assets	(532)	(562)
Amortization of net gain	(613)	(646)
Amortization of prior service benefit	(365)	(336)
Curtailment gains	—	(10,172)
	(1,051)	(10,952)

Based on our forecast at September 25, 2011, we expect to contribute $6,175,000 to our pension plans for the remainder of 2012. Based on our forecast at September 25, 2011, we do not expect to make significant contributions to our postretirement plans for the remainder of 2012.

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

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended
(Percent of Income Before Income Taxes)	December 25 2011	December 26 2010

Computed “expected” income tax expense	35.0	35.0
State income taxes, net of federal tax benefit	3.2	3.0
Restricted Common Stock	—	4.2
Valuation allowance	2.0	—
Resolution of tax matters	1.5	1.0
Other	(4.6)	—
	37.1	43.2

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 25 2011	December 26 2010

Income attributable to Lee Enterprises, Incorporated:	14,554	18,945

Weighted average common shares	44,958	44,939
Less non-vested restricted Common Stock	—	259
Basic average common shares	44,958	44,680
Dilutive stock options and restricted Common Stock	—	—
Diluted average common shares	44,958	44,680

Earnings per common share:
Basic	0.32	0.42
Diluted	0.32	0.42

For the 13 weeks ended December 25, 2011 and December 26, 2010, we have 1,798,000 and 2,027,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings per common share.

8	STOCK OWNERSHIP PLANS

Stock Options

A summary of stock option activity during the 13 weeks ended December 25, 2011 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2011	1,812	5.06
Cancelled	(41)	10.72
Outstanding, December 25, 2011	1,771	4.92	7.9	—

Exercisable, December 25, 2011	823	7.78	7.3	—

Total unrecognized compensation expense for unvested stock options as of December 25, 2011 is $1,508,000, which will be recognized over a weighted average period of 1.4 years.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,155,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $127,855,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which is not traded on an active market and is held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of December 25, 2011, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements:

(Thousands of Dollars)	December 25 2011	September 25 2011

Level 3 - Herald Value - liability	300	300

In 2011, we reduced the Herald Value by $2,000,000 to $300,000 based on the most recent estimate of fair value. There were no other realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 13 weeks ended December 25, 2011.

In 2011, we reduced the carrying value of equipment no longer in use by $700,000, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

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

Income Taxes

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

Under our Plan of Reorganization, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012.

Effective January 30, 2012, 6,743,640 shares of Common Stock were issued to lenders under our second lien term loan, amounting to approximately 13% of outstanding shares on a pro forma basis.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 25, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, 2011 Annual Report on Form 10-K and amended 2011 Annual Report on Form 10-K/A.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2011	Percent of Revenue	December 26 2010	Percent of Revenue

Operating cash flow	53,543	26.8	54,113	26.1
Depreciation and amortization	(17,159)	(8.6)	(17,806)	(8.6)
Curtailment gain	—	—	10,172	4.9
Equity in earnings of associated companies	2,812	1.4	2,705	1.3
Operating income	39,196	19.6	49,184	23.7

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

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

Our platforms include:

•	52 daily and 39 Sunday newspapers with average total circulation of 1.3 million and 1.7 million, respectively, for the 13 weeks ended December 25, 2011, read by nearly 4 million people in print;

•	Websites that complement our newspapers which attracted almost 22 million unique visitors in the month of December 2011, a 10.4% increase from December 2010, with over 202 million page views;

•	Mobile sites in all of our markets that attracted over 28 million views in December 2011, a 179% increase from December 2010;

•	Smartphone applications in all markets;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of November 2011, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and have still not recovered to pre-recession levels. Revenue, operating results and cash flows from 2008-2011 were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2008, 2009 and 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2008, 2009, and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009, 2010 and 2011. We recorded deferred income tax benefits related to these charges.

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 2, “Status of Debt Refinancing and Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our Credit Agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged filing under Chapter 11 of the U.S. Bankruptcy Code to accomplish a comprehensive refinancing that extends the maturity to December 2015 or April 2017. Interest expense will increase as a result of the refinancing and mandatory principal payments will be reduced. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 25, 2011.

EQUITY CAPITAL

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules related to the average share price, Lee Common Stock is allowed to continue to be listed during a cure period. Continued listing is subject to ongoing reassessment by the NYSE and the return to compliance with all quantitative listing requirements, which would require an increase in the average closing price to $1 per share. We are currently operating under an NYSE-approved plan to address those quantitative listing requirements as to which we are non-compliant, and expect those issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split.

13 WEEKS ENDED DECEMBER 25, 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 25 2011	December 26 2010	Percent Change

Advertising revenue:
Retail	91,717	96,910	(5.4)
Classified:
Employment	8,611	8,646	(0.4)
Automotive	10,335	10,775	(4.1)
Real estate	5,502	6,700	(17.9)
All other	13,176	15,525	(15.1)
Total classified	37,624	41,646	(9.7)
National	10,445	10,299	1.4
Niche publications	2,715	2,911	(6.7)
Total advertising revenue	142,501	151,766	(6.1)
Circulation	46,697	45,478	2.7
Commercial printing	3,141	3,052	2.9
Other	7,222	7,372	(2.0)
Total operating revenue	199,561	207,668	(3.9)
Compensation	73,577	78,020	(5.7)
Newsprint and ink	14,861	15,674	(5.2)
Other operating expenses	57,243	59,669	(4.1)
Workforce adjustments	337	192	75.5
	146,018	153,555	(4.9)
Operating cash flow	53,543	54,113	(1.1)
Depreciation and amortization	17,159	17,806	(3.6)
Curtailment gain	—	10,172	NM
Equity in earnings of associated companies	2,812	2,705	4.0
Operating income	39,196	49,184	(20.3)
Non-operating expense, net	(14,721)	(15,797)	(6.8)
Income before reorganization costs and income taxes	24,475	33,387	(26.7)
Reorganization costs	1,241	—	NM
Income before income taxes	23,234	33,387	(30.4)
Income tax expense	8,610	14,407	(40.2)
Net income	14,624	18,980	(23.0)
Net income attributable to non-controlling interests	(70)	(35)	NM
Income attributable to Lee Enterprises, Incorporated	14,554	18,945	(23.2)
Other comprehensive income, net	152	5,485	(97.2)
Comprehensive income	14,706	24,430	(39.8)

Earnings per common share:
Basic	0.32	0.42	(23.8)
Diluted	0.32	0.42	(23.8)

References to the "2012 Quarter" refer to the 13 weeks ended December 25, 2011. Similarly, references to the "2011 Quarter" refer to the 13 weeks ended December 26, 2010.

For the 2012 Quarter, total operating revenue decreased $8,107,000, or 3.9%, compared to the 2011 Quarter and same property revenue decreased 3.6%. We expect year over year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In the 2012 Quarter, combined print and digital advertising revenue decreased $9,265,000, or 6.1%. Retail advertising decreased 5.4%. Retail preprint insertion revenue decreased 8.4%. Digital retail advertising increased 26.3%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 9.7% in 2012 Quarter. Employment revenue decreased 0.4% while automotive advertising decreased 4.1%, real estate decreased 17.9% and other classified decreased 15.1%. Digital classified revenue decreased 6.0%.

National advertising increased $146,000, or 1.4%. Advertising in niche publications decreased 6.7%.

On a stand-alone basis, digital advertising revenue increased 10.4% in the 2012 Quarter representing 11.4% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.9%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue increased $1,219,000, or 2.7%, in the 2012 Quarter due primarily to selective price increases.

Our unaudited, average daily newspaper circulation units, including TNI and MNI, decreased 6.5% and Sunday circulation decreased 1.0% in the 2012 Quarter compared to the 2011 Quarter.

Our digital sites attracted 21.8 million unique visitors in the month of December 2011, an increase of 10.4% from a year ago, with 202.3 million page views. The number of mobile page views grew 179.2% to 28.3 million in December 2011. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $89,000, or 2.9%, in the 2012 Quarter. Other revenue decreased $150,000, or 2.0%, in the 2012 Quarter, primarily due to the sale of a book publishing business in February 2011.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $7,682,000, or 5.0%, in the 2012 Quarter.

Compensation expense decreased $4,443,000, or 5.7%, in the 2012 Quarter, driven by a decline in average full time equivalent employees of 7.2%.

Newsprint and ink costs decreased $813,000, or 5.2%, in the 2012 Quarter as a result of a reduction in newsprint volume of 5.9%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $2,426,000, or 4.1%, in the 2012 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $337,000 and $192,000 in the 2012 Quarter and 2011 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect our operating expenses, excluding depreciation, amortization and unusual matters, to decrease approximately 1.5-2.5% in 2012 on a comparable basis from the 2011 level, excluding a 53rd week of business activity in 2012.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 1.1%, to $53,543,000, in the 2012 Quarter compared to $54,113,000 in the 2011 Quarter. Operating cash flow margin increased to 26.8% from 26.1% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $288,000, or 4.4%, in the 2012 Quarter and amortization expense decreased $359,000, or 3.2%, in the 2012 Quarter.

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

Equity in earnings in associated companies increased $107,000 in the 2012 Quarter.

The factors noted above resulted in operating income of $39,196,000 in the 2012 Quarter compared to $49,184,000 in the 2011 Quarter.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $627,000, or 4.1%, to $14,776,000 in the 2012 Quarter due primarily to lower debt balances. Our weighted average cost of debt was 5.0% at the end of the 2012 Quarter, compared to 4.9% at the end of the 2011 Quarter.

Overall Results

We recognized income tax expense of 37.1% and 43.2% of income before income taxes in the 2012 Quarter and 2011 Quarter, respectively. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $14,554,000 in the 2012 Quarter compared to $18,945,000 in the 2011 Quarter. We recorded earnings per diluted common share of $0.32 in the 2012 Quarter and $0.42 in the 2011 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.38 in the 2012 Quarter, compared to $0.32 in the 2011 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 25 2011		December 26 2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	14,554	0.32	18,945	0.42
Adjustments:
Curtailment gain	—		(10,172)
Debt financing and reorganization costs	3,265		1,966
Other, net	318		313
	3,583		(7,893)
Income tax effect of adjustments, net	(1,251)		3,229
	2,332	0.05	(4,664)	(0.10)
Income attributable to Lee Enterprises, Incorporated, as adjusted	16,886	0.38	14,281	0.32

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $23,651,000 in the 2012 Quarter and $23,652,000 in the 2011 Quarter. Net income decreased to $14,624,000 in the 2012 Quarter from $18,980,000 in the 2011 Quarter. Depreciation and amortization decreased in the 2012 Quarter as discussed under "Operating Cash Flow and Results of Operations” above. We also recognized a non-cash curtailment gain of $10,172,000 in the 2011 Quarter. The net change in all of the aforementioned factors, as well as changes in deferred income taxes, accounted for the majority of the change in cash provided between periods. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $5,003,000 in the 2012 Quarter and $3,915,000 in the 2011 Quarter. Restricted cash was reduced $4,972,000 in the 2012 Quarter and $4,500,000 in the 2011 Quarter. Capital spending totaled $1,879,000 in the 2012 Quarter and $1,105,000 in the 2011 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and $12,000,000 in 2012, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $20,781,000 in the 2012 Quarter and $29,982,000 in the 2011 Quarter. We paid $10,136,000 of debt financing and reorganization costs in the 2012 Quarter. Debt reduction accounted for the remainder of the usage of funds in the 2012 Quarter and substantially all of the usage of funds in the 2011 Quarter.

The 2009 Amendments require us to suspend stockholder dividends and share repurchases through April 2012.

Status of Debt Refinancing and Liquidity

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

Interest on the revolving credit facility, when used, is at LIBOR plus 5.5%, with a LIBOR floor of 1.25%. The revolving credit facility also supports issuance of letters of credit. The maturity is in December 2015. The revolving credit facility replaces our $40,000,000 debtor-in-possession facility.

The second lien term loan bears interest at 15.0% and matures in April 2017. It requires no amortization, except in March 2017 if required for income tax purposes, and has no affirmative financial covenants. Lenders under the second lien term loan shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of the Effective Date.

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

Under the agreement with the Noteholders, which was announced in December 2011, the amended Pulitzer Notes carry an interest rate of 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Annual mandatory principal payments total $1,400,000 in 2012 and $6,400,000 per year thereafter. A quarterly cash flow sweep will also be used to reduce the balance of the Pulitzer Notes. Covenants include a minimum EBITDA ratio and capital expenditure limitation. After consideration of unscheduled principal payments totaling $15,145,000 (of which $10,145,000 were made in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes have a balance of $126,355,000 on the Effective Date. The maturity is in December 2015.

Substantially all of our assets secure the debt. Our weighted average cost of debt will increase from 5.0% at December 25, 2011 to approximately 9.2% under the refinanced agreements. Cash payments to the Lenders, Noteholders and legal and professional fees are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid and charged to expense in 2012.  In addition, previously capitalized financing costs of $2,527,000 at December 25, 2011 were charged to expense in 2012 prior to, or upon consummation of the transactions. The terms of the amended agreements prohibit stockholder dividends and substantially all share repurchases and require that substantially all future cash flows be directed toward repayment of the Credit Agreement or Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 25, 2011.

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

INTEREST RATES

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $8,558,000, based on $855,760,000 of floating rate debt outstanding at December 25, 2011.

Our debt under the Credit Agreement is subject to minimum interest rate levels of 1.25%, 2.0% and 2.5% for borrowing for one month, three month and six month periods, respectively. At December 25, 2011, all of our outstanding debt under the Credit Agreement is based on one month borrowing. Based on the difference between interest rates at the end of January 2012 and our 1.25% minimum rate for one month borrowing, 30 day LIBOR would need to increase approximately 95 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

Since November 30, 2009, the full amount of the outstanding balance under the Credit Agreement has been subject to floating interest rates, as all interest rate swaps and collars expired or were terminated at or prior to that date. At December 25, 2011, approximately 87% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

North American newsprint producers continue to deleverage under difficult market conditions. The largest producer, Resolute Forest Products, exited U.S and Canadian reorganization proceedings in December 2010. Several other producers are currently in various stages of corporate reorganization.
A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $935,000 based on anticipated consumption in 2012, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the Pulitzer Notes, which are not traded on an active market and are held by a small group of Noteholders. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of December 25, 2011, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

Item 4.       Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 25, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 3, 2012
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)