Form 10-Q
period 2012-03-25
LEE ENTERPRISES, INC
filed 2012-05-04
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 25, 2012

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
Yes [  ]     No [X]

As of March 25, 2012, 51,701,241 shares of Common Stock of the Registrant were outstanding.

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

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, maintaining our listing status on the NYSE, competition and other risks detailed from time to time in our publicly filed documents.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 25 2012	September 25 2011

ASSETS

Current assets:
Cash and cash equivalents	29,655	23,555
Accounts receivable, net	64,667	71,024
Income taxes receivable	—	1,335
Inventories	8,164	7,388
Deferred income taxes	967	967
Other	6,286	19,553
Total current assets	109,739	123,822
Investments:
Associated companies	42,992	44,057
Restricted cash and investments	—	4,972
Other	9,399	9,199
Total investments	52,391	58,228
Property and equipment:
Land and improvements	27,017	27,017
Buildings and improvements	191,905	191,250
Equipment	310,176	317,126
Construction in process	2,713	2,852
	531,811	538,245
Less accumulated depreciation	329,162	326,205
Property and equipment, net	202,649	212,040
Goodwill	247,271	247,271
Other intangible assets, net	473,665	495,509
Postretirement assets, net	16,042	14,934
Other	2,530	6,444

Total assets	1,104,287	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 25 2012	September 25 2011

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	7,082	994,550
Accounts payable	31,659	27,740
Compensation and other accrued liabilities	39,333	35,437
Income taxes payable	8,440	—
Unearned revenue	38,559	36,512
Total current liabilities	125,073	1,094,239
Long-term debt, net of current maturities	936,595	—
Pension obligations	69,778	73,518
Postretirement and postemployment benefit obligations	6,509	6,104
Deferred income taxes	50,129	66,204
Income taxes payable	9,016	8,588
Other	9,683	10,489
Total liabilities	1,206,783	1,259,142
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	517	89,915
March 25, 2012; 51,701 shares; $0.01 par value
September 25, 2011; 44,958 shares; $2 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	240,355	140,887
Accumulated deficit	(338,132)	(326,062)
Accumulated other comprehensive income	(5,782)	(6,086)
Total stockholders' deficit	(103,042)	(101,346)
Non-controlling interests	546	452
Total deficit	(102,496)	(100,894)
Total liabilities and deficit	1,104,287	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Operating revenue:
Advertising	117,500	124,053	260,000	275,821
Circulation	44,878	44,821	91,574	90,298
Other	9,880	9,852	20,245	20,274
Total operating revenue	172,258	178,726	371,819	386,393
Operating expenses:
Compensation	72,524	76,529	146,101	154,549
Newsprint and ink	13,077	14,849	27,937	30,523
Other operating expenses	54,011	57,476	111,253	117,144
Depreciation	6,126	7,293	12,362	13,816
Amortization of intangible assets	10,920	11,201	21,844	22,484
Workforce adjustments	542	443	880	635
Total operating expenses	157,200	167,791	320,377	339,151
Curtailment gains	—	1,991	—	12,163
Equity in earnings of associated companies	1,430	1,148	4,241	3,852
Operating income	16,488	14,074	55,683	63,257
Non-operating income (expense):
Financial income	54	18	109	77
Financial expense	(20,312)	(13,140)	(33,064)	(26,578)
Debt financing costs	(715)	(1,895)	(2,739)	(3,861)
Other, net	—	(231)	—	(684)
Total non-operating expense, net	(20,973)	(15,248)	(35,694)	(31,046)
Income (loss) before reorganization costs and income taxes	(4,485)	(1,174)	19,989	32,211
Reorganization costs	36,626	—	37,867	—
Income (loss) before income taxes	(41,111)	(1,174)	(17,878)	32,211
Income tax expense (benefit)	(14,569)	275	(5,959)	14,682
Net income (loss)	(26,542)	(1,449)	(11,919)	17,529
Net income attributable to non-controlling interests	(83)	(23)	(153)	(58)
Income (loss) attributable to Lee Enterprises, Incorporated	(26,625)	(1,472)	(12,072)	17,471
Other comprehensive income (loss), net	152	(3,274)	304	2,211
Comprehensive income (loss)	(26,473)	(4,746)	(11,768)	19,682

Earnings (loss) per common share:
Basic	(0.54)	(0.03)	(0.26)	0.39
Diluted	(0.54)	(0.03)	(0.26)	0.39

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 25 2012	March 27 2011

Cash provided by (required for) operating activities:
Net income (loss)	(11,919)	17,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,206	36,300
Curtailment gains	—	(12,163)
Amortization (accretion) of debt present value adjustment	1,170	(273)
Stock compensation expense	495	775
Distributions greater (less) than current earnings of MNI	421	(48)
Deferred income tax expense (benefit)	(16,286)	7,904
Debt financing costs	2,753	3,787
Reorganization costs	37,867	—
Changes in operating assets and liabilities:
Decrease in receivables	6,357	8,657
Decrease in inventories and other	2,052	2,118
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	1,123	(6,637)
Increase (decrease) in pension, postretirement and post employment benefits	(3,928)	284
Change in income taxes receivable or payable	10,203	(394)
Other, net	(1,364)	(560)
Net cash provided by operating activities	63,150	57,279
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,022)	(2,238)
Decrease in restricted cash	4,972	4,522
Proceeds from sales of assets	4,929	1,789
Distributions greater than current earnings of TNI	644	279
Net cash provided by investing activities	7,523	4,352
Cash provided by (required for) financing activities:
Proceeds from long-term debt	1,004,795	21,000
Payments on long-term debt	(1,045,805)	(76,830)
Debt financing and reorganization costs paid	(23,563)	(116)
Common stock transactions, net	—	(210)
Net cash required for financing activities	(64,573)	(56,156)
Net increase in cash and cash equivalents	6,100	5,475
Cash and cash equivalents:
Beginning of period	23,555	19,422
End of period	29,655	24,897

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 25, 2012 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's amended 2011 Annual Report on Form 10-K/A.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 25, 2012 are not necessarily indicative of the results to be expected for the full year.

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

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI and MNI were not included in the filings. We, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. See Note 4.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Operating revenue	15,201	15,785	31,723	33,017
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,880	13,707	25,940	27,161
Workforce adjustments	—	—	(64)	232
Operating income	2,321	2,078	5,847	5,624

Company's 50% share of operating income	1,161	1,039	2,924	2,812
Less amortization of intangible assets	181	304	361	608
Equity in earnings of TNI	980	735	2,563	2,204

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $(207,000) and $84,000 in the 13 weeks ended March 25, 2012 and March 27, 2011, respectively and $(312,000) and $211,000 in the 26 weeks ended March 25, 2012 and March 27, 2011, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 in 2011. See Note 3.

Annual amortization of intangible assets is estimated to be $723,000 in the 53 week period ending March 2013, $468,000 in the 52 week period ending March 2014 and $418,000 in each of the 52 week periods ending March 2015, March 2016 and March 2017.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Operating revenue	16,318	17,344	35,775	37,544
Operating expenses, excluding workforce adjustments, depreciation and amortization	11,455	15,444	26,549	31,129
Workforce adjustments	2	116	28	132
Depreciation and amortization	423	513	847	1,028
Operating income	4,438	1,271	8,351	5,255

Net income	899	826	3,359	3,296

Equity in earnings of MNI	450	413	1,679	1,648

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 25 2012

Goodwill, gross amount	1,536,000
Accumulated impairment losses	1,288,729
Goodwill, beginning of period	247,271
Goodwill, end of period	247,271

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 25 2012	September 25 2011

Nonamortized intangible assets:
Mastheads	30,795	30,795
Amortizable intangible assets:
Customer and newspaper subscriber lists	881,164	881,164
Less accumulated amortization	438,297	416,457
	442,867	464,707
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,521	28,517
	3	7
	473,665	495,509

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

Annual amortization of intangible assets for the 53 week period ending March 2013 and for each of the 52 week periods ending March 2014, March 2015, March 2016 and March 2017 is estimated to be $39,839,000, $38,633,000, $38,490,000, $37,572,000 and $36,309,000, respectively.

4	DEBT

As discussed more fully below (and certain capitalized terms used below defined), in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders.

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility that was not drawn at closing. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At March 25, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At March 25, 2012, the balance outstanding under the term loan is $674,500,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

We are required to repay principal amounts, on a quarterly basis until maturity, under the 1st Lien Agreement. Principal payments are required quarterly beginning in June 2012, and total $5,000,000 in 2012, $11,000,000 in 2013, $12,750,000 in 2014, $13,500,000 in 2015 and $3,375,000 in 2016, prior to the final maturity.

In addition to the scheduled payments, we are required to make mandatory prepayments under the 1st Lien Agreement under certain other conditions, such as from the net proceeds from asset sales. The 1st Lien Agreement also requires us to accelerate future payments in the amount of our quarterly excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other 1st Lien Agreement payments prior to the December 2015 maturity.

2012 payments made under the 1st Lien Agreement, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600
Asset sales	2,410
Excess cash flow	—
	15,010	2,500	2,500

There were no net principal payments made in 2012 under the previous credit agreement.

Security

The 1st Lien Agreement is fully and unconditionally guaranteed on a joint and several basis by all of our existing and future, direct and indirect subsidiaries in which we hold a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that our wholly-owned subsidiary Pulitzer Inc. (“Pulitzer”) and its subsidiaries are not Credit Parties. The 1st Lien Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

The Credit Parties have also granted a first priority security interest on substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the 1st Lien Agreement. Assets of Pulitzer and its subsidiaries, TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

The revolving credit facility has super-priority security interest over all of the collateral securing the term loan under the 1st Lien Agreement, superior to that of the term loan lenders.

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $849,500,000 at March 25, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at March 25, 2012 under the 1st Lien Agreement was 6.8:1. Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at March 25, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at March 25, 2012.  This measure is not the subject of a covenant in any of our lending agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at March 25, 2012 was 2.8:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.5:1 at March 25, 2012 to 1.1:1 in December 2015.

The 1st Lien Agreement requires us to suspend stockholder dividends and share repurchases through December 2015. The 1st Lien Agreement also limits capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 1st Lien Agreement restricts our ability to make additional investments, acquisitions, dispositions and mergers without the consent of the 1st Lien Lenders and limits our ability to incur additional debt. Such covenants require that substantially all of our future cash flows are required to be directed toward debt reduction or accumulation of cash collateral and that the cash flows of the Credit Parties are largely segregated from those of Pulitzer.

2nd Lien Agreement

In January 2012, we entered into a second lien term loan (the “2nd Lien Agreement”) with a syndicate of lenders (the “2nd Lien Lenders”). The 2nd Lien Agreement consists of a term loan of $175,000,000.

The 2nd Lien Agreement bears interest at 15.0%, payable quarterly.

Principal Payments and Redemption

The 2nd Lien Agreement requires no principal amortization, except in March 2017 if required for income tax purposes.

The 2nd Lien Agreement may not be redeemed prior to January 30, 2013. From that date until January 30, 2014, the 2nd Lien Agreement may be redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity.

Security

The 2nd Lien Agreement is fully and unconditionally guaranteed on a joint and several basis by the Credit Parties and by Pulitzer and its subsidiaries, other than TNI (collectively, the "2nd Lien Credit Parties"). The 2nd Lien Agreement is secured by second priority security interests in the stock and other equity interests owned by the 2nd Lien Credit Parties.

The 2nd Lien Credit Parties have also granted a second priority security interest on substantially all of their tangible and intangible assets, and granted second lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Agreement. Assets of TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

Covenants and Other Matters

The 2nd Lien Agreement has no affirmative financial covenants. Restrictions on capital expenditures, permitted investments, indebtedness and other provisions are similar to, but generally less restrictive than, those provisions under the 1st Lien Agreement.

2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock valued at $9,576,000, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012. 2nd Lien Lenders also received $8,750,000 in the form of non-cash fees, which were added to and included in the principal amount of the second lien term loan.

Pulitzer Notes

In conjunction with its formation in 2000, St. Louis Post-Dispatch LLC ("PD LLC") borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The Pulitzer Notes were guaranteed by Pulitzer pursuant to a Guaranty Agreement with the Noteholders. The aggregate principal amount of the Pulitzer

Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

In January 2012, in connection with the Plan, we entered into an amended Note Agreement and Guaranty Agreement, which amended the Pulitzer Notes and extended the maturity with the Noteholders. After consideration of unscheduled principal payments totaling $15,145,000 ($10,145,000 in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes had a balance of $126,355,000 in January 2012.

The Pulitzer Notes bear interest at 10.55%, increasing 0.75% in January 2013 and in January of each year thereafter.

Principal Payments

At March 25, 2012, the balance of the Pulitzer Notes is $116,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 beginning in 2012.

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions, such as from the net proceeds from asset sales. The Pulitzer Notes also require us to accelerate future payments in the amount of our quarterly excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other Pulitzer Notes payments prior to the final maturity in December 2015.

2012 payments made under the Pulitzer Notes, and to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	6,400	—	—
Voluntary	8,955
Asset sales	—
Excess cash flow	—
	15,355	—	—

Security

The Guaranty Agreement provides that obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries other than TNI. The Pulitzer Notes are also secured by first priority security interests in the stock and other equity interests owned by Pulitzer in its subsidiaries other than TNI. Also, Pulitzer and each of its subsidiaries granted a first priority security interest on substantially all of its tangible and intangible assets, and granted first lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Our ownership interest in TNI and certain employee benefit plan assets are excluded.

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $26,700,000 at March 25, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

Further, the Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments,

acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes or accumulation of cash collateral and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

Intercreditor Agreements

The 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes contain cross-default provisions tied to each of the various agreements. Intercreditor agreements and an intercompany subordination agreement are in effect.

Other

Cash payments to the Lenders, Noteholders and legal and professional fees related to the Plan are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid in 2012.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 prior to, or upon consummation of the Plan. Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. This amount is being amortized as a non-cash component of financial expense over the terms of the related debt. Such amounts are estimated to total $4,085,000 in 2012, $5,418,000 in 2013, $5,359,000 in 2014, $5,293,000 in 2015, $2,429,000 in 2016 and $1,125,000 in 2017.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 25 2012	September 25 2011	March 25 2012

1st Lien Agreement	674,500	—	7.50
2nd Lien Agreement	175,000	—	15.00
Previous credit agreement:
Term loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	116,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(21,823)	290
	943,677	994,550
Less current maturities of debt	12,400	994,550
Current amount of present value adjustment	(5,318)	—
Total long term debt	936,595	—

At March 25, 2012, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $5,000,000 for the remainder of 2012, $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $729,050,000 in 2016 and $175,000,000 in 2017.

Liquidity

At March 25, 2012, after consideration of letters of credit, we have approximately $29,602,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 25, 2012 totals $59,257,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in 2012 will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the Note and Guaranty Agreements related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or the Noteholders, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement, and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 25, 2012.

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. If the market price of our Common Stock increases sufficiently and, subject to the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt.

5	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012, all benefits are frozen and no additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Service cost for benefits earned during the period	7	60	14	120
Interest cost on projected benefit obligation	1,994	2,071	3,988	4,142
Expected return on plan assets	(2,223)	(2,397)	(4,446)	(4,794)
Amortization of net loss	593	213	1,186	426
Amortization of prior service benefit	(34)	(34)	(68)	(68)
	337	(87)	674	(174)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Service cost for benefits earned during the period	182	241	364	483
Interest cost on projected benefit obligation	277	405	554	928
Expected return on plan assets	(532)	(551)	(1,064)	(1,113)
Amortization of net gain	(613)	(628)	(1,226)	(1,274)
Amortization of prior service benefit	(365)	(374)	(730)	(710)
Curtailment gains	—	(1,991)	—	(12,163)
	(1,051)	(2,898)	(2,102)	(13,849)

Based on our forecast at September 25, 2011, we expect to contribute $2,671,000 to our pension plans for the remainder of 2012. Based on our forecast at September 25, 2011, we do not expect to make significant contributions to our postretirement plans for the remainder of 2012.

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

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		26 Weeks Ended
(Percent of Income Before Income Taxes)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Computed “expected” income tax expense (benefit)	(35.0)	(35.0)	(35.0)	35.0
State income taxes, net of federal tax expense (benefit)	(3.2)	(3.0)	(3.2)	3.0
Reorganization costs	2.2	—	5.2	—
Restricted Common Stock	—	—	—	4.4
Valuation allowance	(1.4)	—	(0.6)	—
Resolution of tax matters	0.6	22.4	3.3	1.8
Other	1.4	39.0	(3.0)	1.4
	(35.4)	23.4	(33.3)	45.6

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from the Company's reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, we have begun recognizing additional interest expense deductions for income tax purposes beginning in February 2012.  The reduction in the basis of certain assets will result in reduced  depreciation expense for income tax purposes beginning in 2013.

7	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 25 2012	March 27 2011	March 25 2012	March 27 2011

Income (loss) attributable to Lee Enterprises, Incorporated:	(26,625)	(1,472)	(12,072)	17,471

Weighted average common shares	49,552	44,855	47,242	44,897
Less non-vested restricted Common Stock	—	—	—	131
Basic average common shares	49,552	44,855	47,242	44,766
Dilutive stock options and restricted Common Stock	—	—	—	2
Diluted average common shares	49,552	44,855	47,242	44,768

Earnings (loss) per common share:
Basic	(0.54)	(0.03)	(0.26)	0.39
Diluted	(0.54)	(0.03)	(0.26)	0.39

For the 13 weeks ended March 25, 2012 and March 27, 2011, we have 1,765,000 and 1,278,000 weighted average shares, respectively, subject to issuance under our stock option plan that have no intrinsic value and are not considered in the computation of diluted earnings (loss) per common share. For the 26 weeks ended March 25, 2012 and March 27, 2011, the weighted average shares not considered in the computation of diluted earnings per common share are 1,781,000 and 1,984,000, respectively.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 25, 2012 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2011	1,812	5.06
Cancelled	(49)	9.45
Outstanding, March 25, 2012	1,763	4.93	7.7	—

Exercisable, March 25, 2012	819	7.81	7.1	—

Total unrecognized compensation expense for unvested stock options as of March 25, 2012 is $1,260,000, which will be recognized over a weighted average period of 1.2 years.

On April 30, 2012, 1,368,000 stock options were issued at an exercise price of $1.13 per share.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,155,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $116,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which are not traded on an active market and are held by small groups of investors. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of March 25, 2012, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value (as defined below) is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements:

(Thousands of Dollars)	March 25 2012	September 25 2011

Level 3 - Herald Value - liability	300	300

In 2011, we reduced the Herald Value by $2,000,000 to $300,000 based on the most recent estimate of fair value. There were no other realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 13 weeks ended March 25, 2012.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to reverse the class certification ruling. This motion was recently denied by the trial court, and the Company is currently evaluating its next steps. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

Under the Plan, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. 2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At March 25, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split, which was authorized by stockholders to be implemented by the Board of Directors, at its discretion, at any time prior to June 30, 2012.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 25, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our amended 2011 Annual Report on Form 10-K/A.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	March 25 2012	Percent of Revenue	March 27 2011	Percent of Revenue

Operating cash flow	32,104	18.6	29,429	16.5
Depreciation and amortization	(17,046)	(9.9)	(18,494)	(10.3)
Curtailment gain	—	—	1,991	1.1
Equity in earnings of associated companies	1,430	0.8	1,148	0.6
Operating income	16,488	9.6	14,074	7.9

	26 Weeks Ended
(Thousands of Dollars)	March 25 2012	Percent of Revenue	March 27 2011	Percent of Revenue

Operating cash flow	85,648	23.0	83,542	21.6
Depreciation and amortization	(34,206)	(9.2)	(36,300)	(9.4)
Curtailment gains	—	—	12,163	3.1
Equity in earnings of associated companies	4,241	1.1	3,852	1.0
Operating income	55,683	15.0	63,257	16.4

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our amended 2011 Annual Report on Form 10-K/A and the Notes to Consolidated Financial Statements, included herein.

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

Our platforms include:

•	52 daily and 40 Sunday newspapers with average total circulation of 1.3 million and 1.6 million, respectively, for the 26 weeks ended March 25, 2012, read by nearly 4 million people in print;

•	Websites in all of our markets that complement our newspapers and attracted almost 26 million unique visitors in March 2012, a 3.7% increase from March 2011;

•	Mobile sites in all of our markets that attracted almost 44 million views in March 2012, a 174% increase from March 2011;

•	Smart-phone applications in all markets;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of March 2012, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 2, “Debt and Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our then-existing credit agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility.

Substantially all of our debt was scheduled to mature in April 2012. We used the Chapter 11 Proceedings to accomplish a comprehensive refinancing that extends the maturities to December 2015 and April 2017. Interest expense will increase as a result of the refinancing and mandatory principal payments will be reduced. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 25, 2012. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

EQUITY CAPITAL

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At March 25, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules. We may be able to mitigate the effect of a low stock price in the future through implementation of a reverse stock split, which was authorized by stockholders to be implemented by the Board of Directors, at its discretion, at any time prior to June 30, 2012.

13 WEEKS ENDED MARCH 25, 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 25 2012	March 27 2011	Percent Change

Advertising revenue:
Retail	70,394	72,976	(3.5)
Classified:
Employment	9,172	9,203	(0.3)
Automotive	9,885	10,288	(3.9)
Real estate	5,172	5,889	(12.2)
All other	12,904	14,588	(11.5)
Total classified	37,133	39,968	(7.1)
National	7,052	7,807	(9.7)
Niche publications	2,921	3,302	(11.5)
Total advertising revenue	117,500	124,053	(5.3)
Circulation	44,878	44,821	0.1
Commercial printing	3,066	2,891	6.1
Other	6,814	6,961	(2.1)
Total operating revenue	172,258	178,726	(3.6)
Compensation	72,524	76,529	(5.2)
Newsprint and ink	13,077	14,849	(11.9)
Other operating expenses	54,011	57,476	(6.0)
Workforce adjustments	542	443	22.3
	140,154	149,297	(6.1)
Operating cash flow	32,104	29,429	9.1
Depreciation and amortization	17,046	18,494	(7.8)
Curtailment gain	—	1,991	NM
Equity in earnings of associated companies	1,430	1,148	24.6
Operating income	16,488	14,074	17.2
Non-operating expense, net	(20,973)	(15,248)	37.5
Loss before reorganization costs and income taxes	(4,485)	(1,174)	NM
Reorganization costs	36,626	—	NM
Loss before income taxes	(41,111)	(1,174)	NM
Income tax expense (benefit)	(14,569)	275	NM
Net loss	(26,542)	(1,449)	NM
Net income attributable to non-controlling interests	(83)	(23)	NM
Loss attributable to Lee Enterprises, Incorporated	(26,625)	(1,472)	NM
Other comprehensive income (loss), net	152	(3,274)	NM
Comprehensive loss	(26,473)	(4,746)	NM

Earnings (loss) per common share:
Basic	(0.54)	(0.03)	NM
Diluted	(0.54)	(0.03)	NM

References to the "2012 Quarter" refer to the 13 weeks ended March 25, 2012. Similarly, references to the "2011 Quarter" refer to the 13 weeks ended March 27, 2011.

For the 2012 Quarter, total operating revenue decreased $6,468,000, or 3.6%, compared to the 2011 Quarter and same property revenue decreased 3.6%. We expect year-over-year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In the 2012 Quarter, combined print and digital advertising revenue decreased $6,553,000, or 5.3% compared to the 2011 Quarter. Retail advertising decreased 3.5%. Retail preprint insertion revenue decreased 5.2%. Digital retail advertising increased 15.1%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.1% in the 2012 Quarter. Employment revenue decreased 0.3% while automotive advertising decreased 3.9%, real estate decreased 12.2% and other classified decreased 11.5%. Digital classified revenue increased 1.9%.

National advertising decreased $755,000, or 9.7%. Advertising in niche publications decreased 11.5%.

On a stand-alone basis, digital advertising revenue increased 9.9% in the 2012 Quarter representing 13.4% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.3%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue increased $57,000, or 0.1%, in the 2012 Quarter.

Our unaudited, average daily newspaper circulation units, including TNI and MNI, decreased 5.7% and Sunday circulation decreased 7.3% in the 2012 Quarter compared to the 2011 Quarter.

Our digital sites attracted 25.9 million unique visitors in the month of March 2012, an increase of 3.7% from a year ago, with 222.8 million page views. The number of mobile page views grew 174.3% to 43.9 million in March 2012. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $175,000, or 6.1%, in the 2012 Quarter. Other revenue decreased $147,000, or 2.1%, in the 2012 Quarter, primarily due to the sale of a book publishing business in February 2011.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $9,242,000, or 6.2%, in the 2012 Quarter.

Compensation expense decreased $4,005,000, or 5.2%, in the 2012 Quarter, driven by a decline in average full-time equivalent employees of 7.5%.

Newsprint and ink costs decreased $1,772,000, or 11.9%, in the 2012 Quarter as a result of a reduction in newsprint volume of 9.5%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $3,465,000, or 6.0%, in the 2012 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $542,000 and $443,000 in the 2012 Quarter and 2011 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Excluding a 53rd week of business activity, we expect 2012 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from the comparable 2011 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 9.1%, to $32,104,000, in the 2012 Quarter compared to $29,429,000 in the 2011 Quarter. Operating cash flow margin increased to 18.6% from 16.5% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $1,167,000, or 16.0%, in the 2012 Quarter and amortization expense decreased $281,000, or 2.5%, in the 2012 Quarter.

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

Equity in earnings in associated companies increased $282,000 in the 2012 Quarter.

The factors noted above resulted in operating income of $16,488,000 in the 2012 Quarter compared to $14,074,000 in the 2011 Quarter.

Nonoperating Income and Expense

Financial expense increased $5,992,000, or 39.9%, to $21,027,000 in the 2012 Quarter due primarily to higher interest rates. Our weighted average cost of debt was 9.2% at the end of the 2012 Quarter, compared to 5.0% at the end of the 2011 Quarter. Financial expense in the 2012 Quarter includes $1,295,000 of non-cash amortization of a present value adjustment of debt.

Overall Results

We recognized $36,626,000 of reorganization costs in the 2012 Quarter. We recognized an income tax benefit of 35.4% of loss before income taxes in the 2012 Quarter and income tax expense of 23.4% of loss before income taxes in the 2011 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $26,625,000 in the 2012 Quarter compared to $1,472,000 in the 2011 Quarter. We recorded loss per diluted common share of $0.54 in the 2012 Quarter and $0.03 in the 2011 Quarter. Excluding unusual matters, as detailed in the table below, diluted loss per common share, as adjusted, was $0.03 in the 2012 Quarter, compared to $0.02 in the 2011 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 25 2012		March 27 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(26,625)	(0.54)	(1,472)	(0.03)
Adjustments:
Curtailment gain	—		(1,991)
Debt financing and reorganization costs	38,677		1,895
Other, net	537		477
	39,214		381
Income tax effect of adjustments, net and unusual tax matters	(13,850)		182
	25,364	0.51	563	0.01
Loss attributable to Lee Enterprises, Incorporated, as adjusted	(1,261)	(0.03)	(909)	(0.02)

26 WEEKS ENDED MARCH 25, 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 25 2012	March 27 2011	Percent Change

Advertising revenue:
Retail	162,109	169,885	(4.6)
Classified:
Employment	17,783	17,849	(0.4)
Automotive	20,220	21,064	(4.0)
Real estate	10,674	12,589	(15.2)
All other	26,081	30,113	(13.4)
Total classified	74,758	81,615	(8.4)
National	17,497	18,107	(3.4)
Niche publications	5,636	6,214	(9.3)
Total advertising revenue	260,000	275,821	(5.7)
Circulation	91,574	90,298	1.4
Commercial printing	6,207	5,943	4.4
Other	14,038	14,331	(2.0)
Total operating revenue	371,819	386,393	(3.8)
Compensation	146,101	154,549	(5.5)
Newsprint and ink	27,937	30,523	(8.5)
Other operating expenses	111,253	117,144	(5.0)
Workforce adjustments	880	635	38.6
	286,171	302,851	(5.5)
Operating cash flow	85,648	83,542	2.5
Depreciation and amortization	34,206	36,300	(5.8)
Curtailment gains	—	12,163	NM
Equity in earnings of associated companies	4,241	3,852	10.1
Operating income	55,683	63,257	(12.0)
Non-operating expense, net	(35,694)	(31,046)	15.0
Income before reorganization costs and income taxes	19,989	32,211	(37.9)
Reorganization costs	37,867	—	NM
Income (loss) before income taxes	(17,878)	32,211	NM
Income tax expense (benefit)	(5,959)	14,682	NM
Net income (loss)	(11,919)	17,529	NM
Net income attributable to non-controlling interests	(153)	(58)	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(12,072)	17,471	NM
Other comprehensive income, net	304	2,211	(86.3)
Comprehensive income (loss)	(11,768)	19,682	NM

Earnings (loss) per common share:
Basic	(0.26)	0.39	NM
Diluted	(0.26)	0.39	NM

References to the "2012 Period" refer to the 26 weeks ended March 25, 2012. Similarly, references to the "2011 Period" refer to the 26 weeks ended March 27, 2011.

Advertising Revenue

In the 2012 Period, combined print and digital advertising revenue decreased $15,821,000, or 5.7%, compared to the 2011 Period. Retail advertising decreased 4.6%. Retail preprint insertion revenue decreased 7.1%. Digital retail advertising increased 20.8%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 8.4% in the 2012 Period. Employment revenue decreased 0.4% while automotive advertising decreased 4.0%, real estate decreased 15.2% and other classified decreased 13.4%. Digital classified revenue decreased 2.0%.

National advertising decreased $610,000, or 3.4%. Advertising in niche publications decreased 9.3%.

On a stand-alone basis, digital advertising revenue increased 10.2% in the 2012 Period representing 12.3% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.6%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue increased $1,276,000, or 1.4%, in the 2012 Period.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the Audit Bureau of Circulations, decreased 4.8% and Sunday circulation decreased 3.4% in the 2012 Period compared to the 2011 Period.

Our digital sites attracted 25.9 million unique visitors in the month of March 2012, an increase of 3.7% from a year ago, with 222.8 million page views. The number of mobile page views grew 174.3% to 43.9 million in March 2012. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $264,000, or 4.4%, in the 2012 Period. Other revenue decreased $293,000, or 2.0%, in the 2012 Period.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $16,925,000, or 5.6%, in the 2012 Period.

Compensation expense decreased $8,448,000, or 5.5%, in the 2012 Period, driven by a decline in average full time equivalent employees of 7.4%.

Newsprint and ink costs decreased $2,586,000, or 8.5%, in the 2012 Period as a result of a reduction in newsprint volume of 7.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $5,891,000, or 5.0%, in the 2012 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $880,000 and $635,000 in the 2012 Period and 2011 Period, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Excluding a 53rd week of business activity, we expect 2012 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from the comparable 2011 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 2.5%, to $85,648,000, in the 2012 Period compared to $83,542,000 in the 2011 Period. Operating cash flow margin increased to 23.0% from 21.6% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $1,454,000, or 10.5%, in the 2012 Period and amortization expense decreased $640,000, or 2.8%, in the 2012 Period.

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

Equity in earnings in associated companies increased $389,000 in the 2012 Period.

The factors noted above resulted in operating income of $55,683,000 in the 2012 Period compared to $63,257,000 in the 2011 Period.

Nonoperating Income and Expense

Financial expense increased $5,364,000, or 17.6%, to $35,803,000 in the 2012 Period due primarily to higher interest rates. Our weighted average cost of debt was 9.2% at the end of the 2012 Period, compared to 5.0% at the end of the 2011 Period. Financial expense in the 2012 Period includes $1,170,000 of non-cash amortization of a present value adjustment of debt.

Overall Results

We recognized $37,867,000 of reorganization costs in the 2012 Period. We recognized an income tax benefit of 33.3% of loss before income taxes in the 2012 Period and income tax expense of 45.6% of income before income taxes in the 2011 Period. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $12,072,000 in the 2012 Period compared to income of $17,471,000 in the 2011 Period. We recorded a loss per diluted common share of $0.26 in the 2012 Period and earnings per diluted common share of $0.39 in the 2011 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.33 in the 2012 Period, compared to $0.30 in the 2011 Period. Per share amounts may not add due to rounding.

	26 Weeks Ended
	March 25 2012		March 27 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(12,072)	(0.26)	17,471	0.39
Adjustments:
Curtailment gain	—		(12,163)
Debt financing and reorganization costs	41,942		3,860
Other, net	856		791
	42,798		(7,512)
Income tax effect of adjustments, net and unusual tax matters	(15,101)		3,413
	27,697	0.59	(4,099)	(0.09)
Income attributable to Lee Enterprises, Incorporated, as adjusted	15,625	0.33	13,372	0.30

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $63,150,000 in the 2012 Period and $57,279,000 in the 2011 Period. We recorded a net loss of $11,919,000 for the 2012 Period and net income of $17,529,000 in the 2011 Period. We recognized $37,867,000 of reorganization costs in the 2012 Period. We also recognized a non-cash curtailment gain of $12,163,000 in the 2011 Period. The net change in all of the aforementioned factors, as well as changes in deferred income taxes, accounted for the majority of the change in cash provided between periods. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $7,523,000 in the 2012 Period and $4,352,000 in the 2011 Period. Restricted cash was reduced $4,972,000 in the 2012 Period and $4,522,000 in the 2011 Period. Capital spending totaled $3,022,000 in the 2012 Period and $2,238,000 in the 2011 Period. We received $4,929,000 from the sale of assets in the 2012 Period compared to $1,789,000 in the 2011 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total between $10,000,000 and $12,000,000 in 2012, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $64,573,000 in the 2012 Period and $56,156,000 in the 2011 Period. In connection with the Chapter 11 Proceedings, we paid $23,563,000 of debt financing and reorganization costs in the 2012 Period. Debt reduction accounted for the remainder of the usage of funds in the 2012 Period and substantially all of the usage of funds in the 2011 Period.

DEBT AND LIQUIDITY

As discussed more fully below (and certain capitalized terms used below defined), in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders.

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility that was not drawn at closing. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At March 25, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At March 25, 2012, the balance outstanding under the term loan is $674,500,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

We are required to repay principal amounts, on a quarterly basis until maturity, under the 1st Lien Agreement. Principal payments are required quarterly beginning in June 2012, and total $5,000,000 in 2012, $11,000,000 in 2013, $12,750,000 in 2014, $13,500,000 in 2015 and $3,375,000 in 2016, prior to the final maturity.

In addition to the scheduled payments, we are required to make mandatory prepayments under the 1st Lien Agreement under certain other conditions, such as from the net proceeds from asset sales. The 1st Lien Agreement also requires us to accelerate future payments in the amount of our quarterly excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other 1st Lien Agreement payments prior to the December 2015 maturity.

2012 payments made under the 1st Lien Agreement, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600
Asset sales	2,410
Excess cash flow	—
	15,010	2,500	2,500

There were no net principal payments made in 2012 under the previous credit agreement.

Security

The 1st Lien Agreement is fully and unconditionally guaranteed on a joint and several basis by all of our existing and future, direct and indirect subsidiaries in which we hold a direct or indirect interest of more than 50% (the “Credit Parties”); provided however, that our wholly-owned subsidiary Pulitzer Inc. (“Pulitzer”) and its subsidiaries are not Credit Parties. The 1st Lien Agreement is secured by first priority security interests in the stock and other equity interests owned by the Credit Parties in their respective subsidiaries.

The Credit Parties have also granted a first priority security interest on substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the 1st Lien Agreement. Assets of Pulitzer and its subsidiaries, TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

The revolving credit facility has super-priority security interest over all of the collateral securing the term loan under the 1st Lien Agreement, superior to that of the term loan lenders.

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $849,500,000 at March 25, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at March 25, 2012 under the 1st Lien Agreement was 6.8:1. Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at March 25, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at March 25, 2012.  This measure is not the subject of a covenant in any of our lending agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at March 25, 2012 was 2.8:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.5:1 at March 25, 2012 to 1.1:1 in December 2015.

The 1st Lien Agreement requires us to suspend stockholder dividends and share repurchases through December 2015. The 1st Lien Agreement also limits capital expenditures to $20,000,000 per year, with a provision for carryover of unused amounts from the prior year. Further, the 1st Lien Agreement restricts our ability to make additional investments, acquisitions, dispositions and mergers without the consent of the 1st Lien Lenders and limits our ability to incur additional debt. Such covenants require that substantially all of our future cash flows are required to be directed toward debt reduction or accumulation of cash collateral and that the cash flows of the Credit Parties are largely segregated from those of Pulitzer.

2nd Lien Agreement

In January 2012, we entered into a second lien term loan (the “2nd Lien Agreement”) with a syndicate of lenders (the “2nd Lien Lenders”). The 2nd Lien Agreement consists of a term loan of $175,000,000.

The 2nd Lien Agreement bears interest at 15.0%, payable quarterly.

Principal Payments and Redemption

The 2nd Lien Agreement requires no principal amortization, except in March 2017 if required for income tax purposes.

The 2nd Lien Agreement may not be redeemed prior to January 30, 2013. From that date until January 30, 2014, the 2nd Lien Agreement may be redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity.

Security

The 2nd Lien Agreement is fully and unconditionally guaranteed on a joint and several basis by the Credit Parties and by Pulitzer and its subsidiaries, other than TNI (collectively, the "2nd Lien Credit Parties). The 2nd Lien Agreement is secured by second priority security interests in the stock and other equity interests owned by the 2nd Lien Credit Parties.

The 2nd Lien Credit Parties have also granted a second priority security interest on substantially all of their tangible and intangible assets, and granted second lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Agreement. Assets of TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded.

Covenants and Other Matters

The 2nd Lien Agreement has no affirmative financial covenants. Restrictions on capital expenditures, permitted investments, indebtedness and other provisions are similar to, but generally less restrictive than, those provisions under the 1st Lien Agreement.

2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock valued at $9,576,000, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012. 2nd Lien Lenders also received $8,750,000 in the form of non-cash fees, which were added to and included in the principal amount of the second lien term loan.

Pulitzer Notes

In conjunction with its formation in 2000, St. Louis Post-Dispatch LLC ("PD LLC") borrowed $306,000,000 (the “Pulitzer Notes”) from a group of institutional lenders (the “Noteholders”). The Pulitzer Notes were guaranteed by Pulitzer pursuant to a Guaranty Agreement with the Noteholders. The aggregate principal amount of the Pulitzer Notes was payable in April 2009.

In February 2009, the Pulitzer Notes and the Guaranty Agreement described below were amended (the “Notes Amendment”). Under the Notes Amendment, PD LLC repaid $120,000,000 of the principal amount of the debt obligation. The remaining debt balance of $186,000,000 was refinanced by the Noteholders until April 2012.

In January 2012, in connection with the Plan, we entered into an amended Note Agreement and Guaranty Agreement which amended the Pulitzer Notes and extended the maturity with the Noteholders. After consideration of unscheduled principal payments totaling $15,145,000 ($10,145,000 in December 2011 and $5,000,000 in January 2012), offset by $3,500,000 of non-cash fees paid to the Noteholders in the form of additional Pulitzer Notes debt, the amended Pulitzer Notes had a balance of $126,355,000 in January 2012.

The Pulitzer Notes bear interest at 10.55%, increasing 0.75% in January 2013 and January of each year thereafter.

Principal Payments

At March 25, 2012, the balance of the Pulitzer Notes is $116,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 beginning in 2012.

In addition to the scheduled payments, we are required to make mandatory prepayments under the Pulitzer Notes under certain other conditions, such as from the net proceeds from asset sales. The Pulitzer Notes also require us to accelerate future payments in the amount of our quarterly excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other Pulitzer Notes payments prior to the final maturity in December 2015.

2012 payments made under the Pulitzer Notes, and to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory payments	6,400	—	—
Voluntary payments	8,955
Excess cash flow sweep	—
Asset sale payments	—
	15,355	—	—

Security

The Guaranty Agreement provides that obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries other than TNI. The Pulitzer Notes are also secured by the first priority security interests in the stock and other equity interests owned by Pulitzer in its subsidiaries other than TNI. Also, Pulitzer and each of its subsidiaries granted a first priority security interest on substantially all of its tangible and intangible assets, and granted first lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Our ownership interest in TNI and certain employee benefit plan assets are excluded.

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $26,700,000 at March 25, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

Further, the Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the Pulitzer Notes or accumulation of cash collateral and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

Intercreditor Agreements

The 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes contain cross-default provisions tied to each of the various agreements. Intercreditor agreements and an intercompany subordination agreement are in effect.

Other

Cash payments to the Lenders, Noteholders and legal and professional fees related to the Plan are expected to total approximately $38,000,000, of which $6,273,000 was paid in 2011, $721,000 was charged to expense in 2011 and the remainder of which will be paid in 2012.  In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 prior to, or upon consummation of the Plan. Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. This amount is being amortized as a non-cash component of financial expense over the terms of the related debt. Such amounts are estimated to total $4,085,000 in 2012, $5,418,000 in 2013, $5,359,000 in 2014, $5,293,000 in 2015, $2,429,000 in 2016 and $1,125,000 in 2017.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 25 2012	September 25 2011	March 25 2012

1st Lien Agreement	674,500	—	7.50
2nd Lien Agreement	175,000	—	15.00
Credit Agreement:
A Term Loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	116,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(21,823)	290
	943,677	994,550
Less current maturities of debt	12,400	994,550
Current amount of present value adjustment	(5,318)	—
Total long term debt	936,595	—

At March 25, 2012, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $5,000,000 for the remainder of 2012, $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $729,050,000 in 2016 and $175,000,000 in 2017.

Liquidity

At March 25, 2012, after consideration of letters of credit, we have approximately $29,602,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 25, 2012 totals $59,257,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in 2012 will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the Note and Guaranty Agreements related to the Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or the Noteholders, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement, and the Note and Guaranty Agreements, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 25, 2012.

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. If the market price of our Common Stock increases sufficiently and, subject to the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt.

CHANGES IN LAWS AND REGULATIONS

Energy Costs

Energy costs have become more volatile, and may increase in the future as a result of carbon emissions and other regulations being considered by the United States Environmental Protection Agency.

Health Care

The Affordable Care Act was enacted into law in 2010. As a result, in 2010 we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act, if upheld by the U.S. Supreme Court, will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

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

INTEREST RATES

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,745,000, based on $674,500,000 of floating rate debt outstanding at March 25, 2012.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates at the end of April 2012 and our 1.25% minimum rate, LIBOR would need to increase approximately 50-100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

At March 25, 2012, approximately 69.9% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Newsprint pricing has remained relatively flat since 2010 with some minor adjustments as West coast producers attempted to close the pricing gap with East coast producers. North American newsprint producers continue to face declining domestic demand which has already forced them to shutter excess production and to pursue exports to fill current active production capacities. A strong Canadian currency and increased input costs, particularly recycled fiber, energy, and chemicals, have put significant financial pressure on higher cost producers. Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement and Pulitzer Notes, which are not traded on an active market and are held by small groups of investors. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of March 25, 2012, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to reverse the class certification ruling. This motion was recently denied by the trial court, and the Company is currently evaluating its next steps. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 4, 2012
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)