Form 10-Q
period 2012-06-24
LEE ENTERPRISES, INC
filed 2012-08-03
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 24, 2012

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2012, 52,291,241 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 24 2012	September 25 2011

ASSETS

Current assets:
Cash and cash equivalents	19,176	23,555
Accounts receivable, net	69,098	71,024
Income taxes receivable	—	1,335
Inventories	6,294	7,388
Deferred income taxes	967	967
Other	8,927	19,553
Total current assets	104,462	123,822
Investments:
Associated companies	42,800	44,057
Restricted cash and investments	—	4,972
Other	9,899	9,199
Total investments	52,699	58,228
Property and equipment:
Land and improvements	27,017	27,017
Buildings and improvements	192,080	191,250
Equipment	309,050	317,126
Construction in process	3,627	2,852
	531,774	538,245
Less accumulated depreciation	333,489	326,205
Property and equipment, net	198,285	212,040
Goodwill	247,271	247,271
Other intangible assets, net	463,077	495,509
Postretirement assets, net	17,542	14,934
Other	4,094	6,444

Total assets	1,087,430	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 24 2012	September 25 2011

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	9,467	994,550
Accounts payable	26,347	27,740
Compensation and other accrued liabilities	37,803	35,437
Income taxes payable	7,791	—
Unearned revenue	37,452	36,512
Total current liabilities	118,860	1,094,239
Long-term debt, net of current maturities	925,547	—
Pension obligations	69,579	73,518
Postretirement and postemployment benefit obligations	6,714	6,104
Deferred income taxes	50,429	66,204
Income taxes payable	9,125	8,588
Other	10,566	10,489
Total liabilities	1,190,820	1,259,142
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	518	89,915
June 24, 2012; 51,791 shares; $0.01 par value
September 25, 2011; 44,958 shares; $2 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	240,763	140,887
Accumulated deficit	(339,605)	(326,062)
Accumulated other comprehensive loss	(5,630)	(6,086)
Total stockholders' deficit	(103,954)	(101,346)
Non-controlling interests	564	452
Total deficit	(103,390)	(100,894)
Total liabilities and deficit	1,087,430	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Operating revenue:
Advertising	125,285	132,996	385,286	408,814
Circulation	44,403	44,875	135,977	135,173
Other	9,620	9,435	29,864	29,712
Total operating revenue	179,308	187,306	551,127	573,699
Operating expenses:
Compensation	71,838	74,458	217,939	229,008
Newsprint and ink	13,175	14,632	41,113	45,156
Other operating expenses	54,045	55,969	165,298	173,114
Depreciation	6,039	6,559	18,401	20,376
Amortization of intangible assets	10,588	11,047	32,432	33,531
Impairment of goodwill and other assets	—	187,325	—	187,325
Workforce adjustments	2,823	2,086	3,703	2,721
Total operating expenses	158,508	352,076	478,886	691,231
Curtailment gains	—	3,974	—	16,137
Equity in earnings of associated companies	1,762	1,225	6,003	5,078
Reduction of investment in TNI	—	12,000	—	12,000
Operating income (loss)	22,562	(171,571)	78,244	(108,317)
Non-operating income (expense):
Financial income	3	102	113	179
Financial expense	(24,468)	(13,223)	(57,533)	(39,800)
Debt financing costs	(42)	(6,053)	(2,780)	(9,913)
Other, net	—	668	—	(16)
Total non-operating expense, net	(24,507)	(18,506)	(60,200)	(49,550)
Income (loss) before reorganization costs and income taxes	(1,945)	(190,077)	18,044	(157,867)
Reorganization costs	(250)	—	37,617	—
Loss before income taxes	(1,695)	(190,077)	(19,573)	(157,867)
Income tax benefit	(341)	(34,637)	(6,301)	(19,955)
Net loss	(1,354)	(155,440)	(13,272)	(137,912)
Net income attributable to non-controlling interests	(119)	(77)	(272)	(136)
Loss attributable to Lee Enterprises, Incorporated	(1,473)	(155,517)	(13,544)	(138,048)
Other comprehensive income, net	152	1,725	456	3,936
Comprehensive loss	(1,321)	(153,792)	(13,088)	(134,112)

Loss per common share:
Basic	(0.03)	(3.46)	(0.28)	(3.08)
Diluted	(0.03)	(3.46)	(0.28)	(3.08)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 26 2011

Cash provided by (required for) operating activities:
Net loss	(13,272)	(137,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,833	53,907
Impairment of goodwill and other assets	—	187,325
Curtailment gains	—	(16,137)
Reduction of investment in TNI	—	12,000
Amortization (accretion) of debt present value adjustment	2,557	(410)
Stock compensation expense	802	1,031
Distributions greater than current earnings of MNI	347	87
Deferred income tax benefit	(16,092)	(25,444)
Debt financing costs	2,805	9,913
Reorganization costs	37,617	—
Changes in operating assets and liabilities:
Decrease in receivables	1,926	5,159
Decrease in inventories and other	969	2,468
Increase (decrease) in accounts payable, accrued expenses and unearned revenue	947	(4,204)
Decrease in pension, postretirement and post employment benefits	(5,164)	(547)
Change in income taxes receivable or payable	9,663	(2,250)
Other, net	(2,045)	(1,158)
Net cash provided by operating activities	71,893	83,828
Cash provided by (required for) investing activities:
Purchases of property and equipment	(4,743)	(3,641)
Decrease in restricted cash	4,972	4,651
Proceeds from sales of assets	4,933	1,790
Distributions greater than current earnings of TNI	910	27
Other, net	(500)	(10)
Net cash provided by investing activities	5,572	2,817
Cash provided by (required for) financing activities:
Proceeds from long-term debt	1,004,795	36,000
Payments on long-term debt	(1,055,305)	(113,330)
Debt financing and reorganization costs paid	(31,334)	(4,608)
Common stock transactions, net	—	(205)
Net cash required for financing activities	(81,844)	(82,143)
Net increase (decrease) in cash and cash equivalents	(4,379)	4,502
Cash and cash equivalents:
Beginning of period	23,555	19,422
End of period	19,176	23,924

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 24, 2012 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's amended 2011 Annual Report on Form 10-K/A.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 24, 2012 are not necessarily indicative of the results to be expected for the full year.

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

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI and MNI were not included in the filings. During the Chapter 11 Proceedings, we, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. See Notes 4 and 11.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Operating revenue	14,155	15,035	45,878	48,051
Operating expenses, excluding workforce adjustments, depreciation and amortization	11,986	13,307	37,926	40,467
Workforce adjustments	33	—	(31)	232
Operating income	2,136	1,728	7,983	7,352

Company's 50% share of operating income	1,068	864	3,992	3,676
Less amortization of intangible assets	181	303	542	911
Equity in earnings of TNI	887	561	3,450	2,765

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Loss. These amounts totaled $(128,000) and $(34,000) in the 13 weeks ended June 24, 2012 and June 26, 2011, respectively and $(440,000) and $177,000 in the 39 weeks ended June 24, 2012 and June 26, 2011, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 in 2011. See Note 3.

Annual amortization of intangible assets is estimated to be $696,000 in the 53 week period ending June 2013 and $418,000 in each of the 52 week periods ending June 2014, June 2015, June 2016 and June 2017.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Operating revenue	17,289	18,183	53,063	55,727
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,993	15,007	43,440	46,135
Workforce adjustments	(6)	541	22	674
Depreciation and amortization	424	514	1,271	1,542
Operating income	2,878	2,121	8,330	7,376

Net income	1,748	1,328	5,106	4,626

Equity in earnings of MNI	874	664	2,553	2,313

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 24 2012

Goodwill, gross amount	1,536,000
Accumulated impairment losses	1,288,729
Goodwill, beginning of period	247,271
Goodwill, end of period	247,271

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 24 2012	September 25 2011

Nonamortized intangible assets:
Mastheads	30,795	30,795
Amortizable intangible assets:
Customer and newspaper subscriber lists	881,164	881,164
Less accumulated amortization	448,883	416,457
	432,281	464,707
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,523	28,517
	1	7
	463,077	495,509

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

Annual amortization of intangible assets for the 53 week period ending June 2013 and for each of the 52 week periods ending June 2014, June 2015, June 2016 and June 2017 is estimated to be $38,924,000, $38,601,000, $38,404,000, $37,275,000 and $36,035,000, respectively.

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

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility under which we have not drawn. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At June 24, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At June 24, 2012, the balance outstanding under the term loan is $668,000,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2012 payments made under the 1st Lien Agreement, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ending
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	—
Asset sales	2,410	150	—
Excess cash flow	—	—	—
	15,010	6,500	2,500

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $843,000,000 at June 24, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at June 24, 2012 under the 1st Lien Agreement was 6.8:1 Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at June 24, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at June 24, 2012.  This measure is not the subject of a covenant in any of our lending agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at June 24, 2012 was 2.3:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.5:1 at June 24, 2012 to 1.1:1 in December 2015.

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

The 2nd Lien Agreement may not be redeemed prior to January 30, 2013. From that date until January 30, 2014, the 2nd Lien Agreement may be redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity. Terms of the 1st Lien Agreement also restrict principal payments under the 2nd Lien Agreement.

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

Principal Payments

At June 24, 2012, the balance of the Pulitzer Notes is $113,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 beginning in 2012.

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

2012 payments made under the Pulitzer Notes, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ending
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	6,400	—	—
Voluntary	8,955	3,000	—
Asset sales	—	—	—
Excess cash flow	—	—	—
	15,355	3,000	—

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

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $28,400,000 at June 24, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

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

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 24 2012	September 25 2011	June 24 2012

1st Lien Agreement	668,000	—	7.50
2nd Lien Agreement	175,000	—	15.00
Previous credit agreement:
Term loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	113,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(20,985)	290
	935,015	994,550
Less current maturities of debt	14,900	994,550
Current amount of present value adjustment	(5,430)	—
Total long term debt	925,545	—

At June 24, 2012, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $2,500,000 for the remainder of 2012, $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $722,050,000 in 2016 and $175,000,000 in 2017.

Liquidity

At June 24, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 24, 2012 totals $49,118,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 24, 2012.

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Service cost for benefits earned during the period	7	42	21	163
Interest cost on projected benefit obligation	1,994	2,088	5,982	6,229
Expected return on plan assets	(2,223)	(2,433)	(6,669)	(7,226)
Amortization of net loss	593	203	1,779	629
Amortization of prior service benefit	(34)	(34)	(102)	(103)
	337	(134)	1,011	(308)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Service cost for benefits earned during the period	182	232	546	715
Interest cost on projected benefit obligation	277	350	831	1,278
Expected return on plan assets	(532)	(563)	(1,596)	(1,675)
Amortization of net gain	(613)	(598)	(1,839)	(1,872)
Amortization of prior service benefit	(365)	(380)	(1,095)	(1,091)
Curtailment gains	—	(3,974)	—	(16,137)
	(1,051)	(4,933)	(3,153)	(18,782)

Based on our forecast at June 24, 2012, we expect to contribute $3,458,000 to our pension plans for the remainder of 2012. Based on our forecast at June 24, 2012, we do not expect to make significant contributions to our postretirement plans for the remainder of 2012.

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

Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		39 Weeks Ended
(Percent of Loss Before Income Taxes)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Computed “expected” income tax benefit	(35.0)	(35.0)	(35.0)	(35.0)
State income taxes, net of federal tax benefit	(3.3)	(3.0)	(3.3)	(3.0)
Impairment of nondeductible goodwill	—	21.6	—	26.0
Reorganization costs	2.5	—	4.9	—
Restricted Common Stock	—	—	—	(0.9)
Valuation allowance	—	0.3	(0.5)	0.3
Resolution of tax matters	14.3	0.3	4.2	—
Other	1.4	(2.4)	(2.5)	—
	(20.1)	(18.2)	(32.2)	(12.6)

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from the Company's reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, the Company is required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, we have begun recognizing additional interest expense deductions for income tax purposes beginning in February 2012.  The reduction in the basis of certain assets will also result in reduced  depreciation expense for income tax purposes beginning in 2013.

7	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Loss attributable to Lee Enterprises, Incorporated:	(1,473)	(155,517)	(13,544)	(138,048)

Weighted average common shares	51,731	44,897	48,733	44,897
Less non-vested restricted Common Stock	—	—	—	87
Basic average common shares	51,731	44,897	48,733	44,810
Dilutive stock options and restricted Common Stock	—	—	—	—
Diluted average common shares	51,731	44,897	48,733	44,810

Loss per common share:
Basic	(0.03)	(3.46)	(0.28)	(3.08)
Diluted	(0.03)	(3.46)	(0.28)	(3.08)

For the 13 weeks ended June 24, 2012 and June 26, 2011, we have 2,695,000 and 1,912,000 weighted average shares, respectively, subject to issuance under our stock option plan that are not considered in the computation of diluted loss per common share. For the 39 weeks ended June 24, 2012 and June 26, 2011, the weighted average shares not considered in the computation of diluted loss per common share are 2,085,000 and 1,982,000, respectively.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 24, 2012 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2011	1,812	5.06
Granted	1,387	1.13
Cancelled	(79)	8.07
Outstanding, June 24, 2012	3,120	3.24	8.4	679

Exercisable, June 24, 2012	817	7.71	6.6	—

Total unrecognized compensation expense for unvested stock options as of June 24, 2012 is $2,146,000, which will be recognized over a weighted average period of 2.1 years.

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

The following assumptions were used to estimate the fair value of 2012 option awards:

Volatility (Percent)	122
Risk-free interest rate (Percent)	0.77
Expected term (Years)	4.7
Estimated fair value (Dollars)	0.92

Restricted Common Stock
In July 2012, we issued 500,000 shares of restricted Common Stock with a fair value of $1.31 per share on the grant date.

9	FAIR VALUE MEASUREMENTS

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,655,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $113,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 4, which are not traded on an active market and are held by small groups of investors. Coupled with the volatility of substantially all domestic credit markets that exists, we are unable, as of June 24, 2012, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value (as defined below) is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements:

(Thousands of Dollars)	June 24 2012	September 25 2011

Level 3 - Herald Value - liability	300	300

In 2011, we reduced the Herald Value by $2,000,000 to $300,000 based on the most recent estimate of fair value. There were no other realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in the 13 weeks ended June 24, 2012.

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

Income Taxes

We file income tax returns with the IRS and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Loss in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

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

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At June 24, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 24, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our amended 2011 Annual Report on Form 10-K/A.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow, which is defined as operating income (loss) before depreciation, amortization, impairment charges, curtailment gains and equity in earnings of associated companies, and operating cash flow margin (operating cash flow divided by operating revenue) represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	June 24 2012	Percent of Revenue	June 26 2011	Percent of Revenue

Operating cash flow	37,427	20.9	40,161	21.4
Depreciation and amortization	(16,627)	(9.3)	(17,606)	(9.4)
Impairment of goodwill and other assets	—	—	(187,325)	(100.0)
Curtailment gain	—	—	3,974	2.1
Equity in earnings of associated companies	1,762	1.0	1,225	0.7
Reduction of investment in TNI	—	—	(12,000)	(6.4)
Operating income (loss)	22,562	12.6	(171,571)	(91.6)

	39 Weeks Ended
(Thousands of Dollars)	June 24 2012	Percent of Revenue	June 26 2011	Percent of Revenue

Operating cash flow	123,074	22.3	123,700	21.6
Depreciation and amortization	(50,833)	(9.2)	(53,907)	(9.4)
Impairment of goodwill and other assets	—	—	(187,325)	(32.7)
Curtailment gains	—	—	16,137	2.8
Equity in earnings of associated companies	6,003	1.1	5,078	0.9
Reduction of investment in TNI	—	—	(12,000)	(2.1)
Operating income (loss)	78,244	14.2	(108,317)	(18.9)

Adjusted Net Income and Adjusted Earnings Per Common Share

Adjusted net income and adjusted earnings per common share, which are defined as loss attributable to Lee Enterprises, Incorporated and loss per common share adjusted to exclude both unusual matters and those of a substantially non-

recurring nature, are non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information by identifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature.

Reconciliations of adjusted net income and adjusted earnings per common share to loss attributable to Lee Enterprises, Incorporated and loss per common share, respectively, the most directly comparable measures under GAAP, are set forth below under the caption “Overall Results”.

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

Our platforms include:

•	52 daily and 40 Sunday newspapers with average total circulation of 1.3 million and 1.6 million, respectively, for the 39 weeks ended June 24, 2012, read by nearly 4 million people in print;

•	Websites in all of our markets that complement our newspapers and attracted over 22 million unique visitors in June 2012, a 3.1% increase from June 2011;

•	Mobile sites in all of our markets that attracted almost 46 million views in June 2012, a 156% increase from June 2011;

•	Smart-phone applications in all markets;

•	Tablet applications in operation and in development; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor Statistics as of June 2012, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2008, 2009, and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009, 2010 and 2011. We recorded deferred income tax benefits related to these charges.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 24, 2012. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

EQUITY CAPITAL

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share.

Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At June 24, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules.

13 WEEKS ENDED JUNE 24, 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 24 2012	June 26 2011	Percent Change

Advertising revenue:
Retail	77,212	80,301	(3.8)
Classified:
Employment	10,135	9,994	1.4
Automotive	9,873	10,367	(4.8)
Real estate	5,201	6,202	(16.1)
All other	14,192	15,753	(9.9)
Total classified	39,401	42,316	(6.9)
National	6,038	7,291	(17.2)
Niche publications	2,634	3,088	(14.7)
Total advertising revenue	125,285	132,996	(5.8)
Circulation	44,403	44,875	(1.1)
Commercial printing	3,455	3,055	13.1
Other	6,165	6,380	(3.4)
Total operating revenue	179,308	187,306	(4.3)
Compensation	71,838	74,458	(3.5)
Newsprint and ink	13,175	14,632	(10.0)
Other operating expenses	54,045	55,969	(3.4)
Workforce adjustments	2,823	2,086	35.3
	141,881	147,145	(3.6)
Operating cash flow	37,427	40,161	(6.8)
Depreciation and amortization	16,627	17,606	(5.6)
Impairment of goodwill and other assets	—	187,325	NM
Curtailment gain	—	3,974	NM
Equity in earnings of associated companies	1,762	1,225	43.8
Reduction of investment in TNI Partners	—	12,000	NM
Operating income (loss)	22,562	(171,571)	NM
Non-operating expense, net	(24,507)	(18,506)	32.4
Loss before reorganization costs and income taxes	(1,945)	(190,077)	(99.0)
Reorganization costs	(250)	—	NM
Loss before income taxes	(1,695)	(190,077)	(99.1)
Income tax benefit	(341)	(34,637)	(99.0)
Net loss	(1,354)	(155,440)	(99.1)
Net income attributable to non-controlling interests	(119)	(77)	54.5
Loss attributable to Lee Enterprises, Incorporated	(1,473)	(155,517)	(99.1)
Other comprehensive income, net	152	1,725	(91.2)
Comprehensive loss	(1,321)	(153,792)	(99.1)

Loss per common share:
Basic	(0.03)	(3.46)	(99.1)
Diluted	(0.03)	(3.46)	(99.1)

References to the "2012 Quarter" refer to the 13 weeks ended June 24, 2012. Similarly, references to the "2011 Quarter" refer to the 13 weeks ended June 26, 2011.

For the 2012 Quarter, total operating revenue decreased $7,998,000, or 4.3%, compared to the 2011 Quarter and same property revenue decreased 4.3%. We expect year-over-year revenue comparisons to improve as economic conditions in our markets also improve. Revenue in May 2012 was flat year-over-year, our best month for revenue performance since December 2006.

Advertising Revenue

In the 2012 Quarter, combined print and digital advertising revenue decreased $7,711,000, or 5.8% compared to the 2011 Quarter. Retail advertising decreased 3.8%. Retail preprint insertion revenue decreased 2.8%. Digital retail advertising increased 13.7%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 6.9% in the 2012 Quarter. Employment revenue increased 1.4% while automotive advertising decreased 4.8%, real estate decreased 16.1% and other classified decreased 9.9%. Digital classified revenue increased 7.1%, partially offsetting print declines.

National advertising decreased $1,253,000, or 17.2%. Advertising in niche publications decreased 14.7%.

On a stand-alone basis, digital advertising revenue increased 10.0% in the 2012 Quarter, representing 13.8% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.9%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue decreased $472,000, or 1.1%, in the 2012 Quarter.

Our unaudited, average daily newspaper circulation units, including TNI and MNI, decreased 6.4% and Sunday circulation decreased 6.3% in the 2012 Quarter compared to the 2011 Quarter.

Our digital sites attracted 22.2 million unique visitors in the month of June 2012, an increase of 3.1% from a year ago, with 196.4 million page views. The number of mobile page views grew 156.2% to 45.5 million in June 2012. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $400,000, or 13.1%, in the 2012 Quarter. Other revenue decreased $215,000, or 3.4%, in the 2012 Quarter.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $6,001,000, or 4.1%, in the 2012 Quarter.

Compensation expense decreased $2,620,000, or 3.5%, in the 2012 Quarter, driven by a decline in average full-time equivalent employees of 7.5%.

Newsprint and ink costs decreased $1,457,000, or 10.0%, in the 2012 Quarter as a result of a reduction in newsprint volume of 6.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $1,924,000, or 3.4%, in the 2012 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $2,823,000 and $2,086,000 in the 2012 Quarter and 2011 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Excluding a 53rd week of business activity, we expect 2012 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from the comparable 2011 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 6.8%, to $37,427,000, in the 2012 Quarter compared to $40,161,000 in the 2011 Quarter. Operating cash flow margin decreased to 20.9% from 21.4% a year ago reflecting a smaller percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $520,000, or 7.9%, in the 2012 Quarter and amortization expense decreased $459,000, or 4.2%, in the 2012 Quarter.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment. We recorded deferred income tax benefits related to these charges.

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

Equity in earnings in associated companies increased $537,000 in the 2012 Quarter.

The factors noted above resulted in operating income of $22,562,000 in the 2012 Quarter compared to an operating loss of $171,571,000 in the 2011 Quarter.

Nonoperating Income and Expense

Financial expense increased $5,234,000, or 27.2%, to $24,510,000 in the 2012 Quarter due primarily to higher interest rates. Our weighted average cost of debt was 9.2% at the end of the 2012 Quarter, compared to 5.1% at the end of the 2011 Quarter. Financial expense in the 2012 Quarter includes $1,387,000 of non-cash amortization of a present value adjustment of debt.

Overall Results

We recognized a $250,000 reduction of reorganization costs in the 2012 Quarter. We recognized income tax benefit of 20.1% of loss before income taxes in the 2012 Quarter and income tax benefit of 18.2% of loss before income taxes in the 2011 Quarter. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $1,473,000 in the 2012 Quarter compared to a loss of $155,517,000 in the 2011 Quarter. We recorded loss per diluted common share of $0.03 in the 2012 Quarter and $3.46 in the 2011 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.02 in the 2012 Quarter, compared to $0.21 in the 2011 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 24 2012		June 26 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(1,473)	(0.03)	(155,517)	(3.46)
Adjustments:
Curtailment gain	—		(3,974)
Impairment of goodwill and other assets, including TNI Partners	—		199,325
Debt financing and reorganization costs	1,179		5,916
Other, net	2,839		2,248
	4,018		203,515
Income tax effect of adjustments, net and unusual tax matters	(1,319)		(38,694)
	2,699	0.05	164,821	3.67
Income attributable to Lee Enterprises, Incorporated, as adjusted	1,226	0.02	9,304	0.21

39 WEEKS ENDED JUNE 24, 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 24 2012	June 26 2011	Percent Change

Advertising revenue:
Retail	239,321	250,185	(4.3)
Classified:
Employment	27,918	27,843	0.3
Automotive	30,093	31,430	(4.3)
Real estate	15,875	18,792	(15.5)
All other	40,274	45,866	(12.2)
Total classified	114,160	123,931	(7.9)
National	23,535	25,397	(7.3)
Niche publications	8,270	9,301	(11.1)
Total advertising revenue	385,286	408,814	(5.8)
Circulation	135,977	135,173	0.6
Commercial printing	9,662	8,998	7.4
Other	20,202	20,714	(2.5)
Total operating revenue	551,127	573,699	(3.9)
Compensation	217,939	229,008	(4.8)
Newsprint and ink	41,113	45,156	(9.0)
Other operating expenses	165,298	173,114	(4.5)
Workforce adjustments	3,703	2,721	36.1
	428,053	449,999	(4.9)
Operating cash flow	123,074	123,700	(0.5)
Depreciation and amortization	50,833	53,907	(5.7)
Impairment of goodwill and other assets	—	187,325	NM
Curtailment gains	—	16,137	NM
Equity in earnings of associated companies	6,003	5,078	18.2
Reduction of investment in TNI Partners	—	12,000	NM
Operating income (loss)	78,244	(108,317)	NM
Non-operating expense, net	(60,200)	(49,550)	21.5
Income (loss) before reorganization costs and income taxes	18,044	(157,867)	NM
Reorganization costs	37,617	—	NM
Loss before income taxes	(19,573)	(157,867)	(87.6)
Income tax benefit	(6,301)	(19,955)	(68.4)
Net loss	(13,272)	(137,912)	(90.4)
Net income attributable to non-controlling interests	(272)	(136)	NM
Loss attributable to Lee Enterprises, Incorporated	(13,544)	(138,048)	(90.2)
Other comprehensive income, net	456	3,936	NM
Comprehensive loss	(13,088)	(134,112)	(90.2)

Loss per common share:
Basic	(0.28)	(3.08)	(90.9)
Diluted	(0.28)	(3.08)	(90.9)

References to the "2012 Period" refer to the 39 weeks ended June 24, 2012. Similarly, references to the "2011 Period" refer to the 39 weeks ended June 26, 2011.

Advertising Revenue

In the 2012 Period, combined print and digital advertising revenue decreased $23,528,000, or 5.8%, compared to the 2011 Period. Retail advertising decreased 4.3%. Retail preprint insertion revenue decreased 5.5%. Digital retail advertising increased 18.3%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.9% in the 2012 Period. Employment revenue increased 0.3% while automotive advertising decreased 4.3%, real estate decreased 15.5% and other classified decreased 12.2%. Digital classified revenue increased 1.2%, partially offsetting print declines.

National advertising decreased $1,862,000, or 7.3%. Advertising in niche publications decreased 11.1%.

On a stand-alone basis, digital advertising revenue increased 10.1% in the 2012 Period, representing 12.8% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.7%.

Despite declines in advertising revenue, our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America each quarter since June 2003.

Circulation and Other Revenue

Circulation revenue increased $804,000, or 0.6%, in the 2012 Period.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the Audit Bureau of Circulations, decreased 6.2% and Sunday circulation decreased 4.9% in the 2012 Period compared to the 2011 Period.

Our digital sites attracted 22.2 million unique visitors in the month of June 2012, an increase of 3.1% from a year ago, with 196.4 million page views. The number of mobile page views grew 156.2% to 45.5 million in June 2012. Research in our larger markets indicates we are reaching an increasingly larger audience through the combination of rapid digital audience growth and stable newspaper readership.

Commercial printing revenue increased $664,000, or 7.4%, in the 2012 Period. Other revenue decreased $512,000, or 2.5%, in the 2012 Period.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $22,928,000, or 5.1%, in the 2012 Period.

Compensation expense decreased $11,069,000, or 4.8%, in the 2012 Period, driven by a decline in average full time equivalent employees of 7.4%.

Newsprint and ink costs decreased $4,043,000, or 9.0%, in the 2012 Period as a result of a reduction in newsprint volume of 7.3%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $7,816,000, or 4.5%, in the 2012 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $3,703,000 and $2,721,000 in the 2012 Period and 2011 Period, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. Excluding a 53rd week of business activity, we expect 2012 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from the comparable 2011 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 0.5%, to $123,074,000, in the 2012 Period compared to $123,700,000 in the 2011 Period. Operating cash flow margin increased to 22.3% from 21.6% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $1,975,000, or 9.7%, in the 2012 Period and amortization expense decreased $1,099,000, or 3.3%, in the 2012 Period.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment. We recorded deferred income tax benefits related to these charges.

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

Equity in earnings in associated companies increased $925,000 in the 2012 Period.

The factors noted above resulted in operating income of $78,244,000 in the 2012 Period compared to an operating loss of $108,317,000 in the 2011 Period.

Nonoperating Income and Expense

Financial expense increased $10,600,000, or 21.3%, to $60,313,000 in the 2012 Period due primarily to higher interest rates. Our weighted average cost of debt was 9.2% at the end of the 2012 Period, compared to 5.1% at the end of the 2011 Period. Financial expense in the 2012 Period includes $2,557,000 of non-cash amortization of a present value adjustment of debt.

Overall Results

We recognized $37,617,000 of reorganization costs in the 2012 Period. We recognized income tax benefit of 32.2% of loss before income taxes in the 2012 Period and income tax benefit of 12.6% of loss before income taxes in the 2011 Period. See Note 6 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $13,544,000 in the 2012 Period compared to a loss of $138,048,000 in the 2011 Period. We recorded loss per diluted common share of $0.28 in the 2012 Period and $3.08 in the 2011 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.33 in the 2012 Period, compared to $0.50 in the 2011 Period. Per share amounts may not add due to rounding.

	39 Weeks Ended
	June 24 2012		June 26 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(13,544)	(0.28)	(138,048)	(3.08)
Adjustments:
Curtailment gains	—		(16,137)
Impairment of goodwill and other assets, including TNI Partners	—		199,325
Debt financing and reorganization costs	42,954		9,503
Other, net	3,695		3,038
	46,649		195,729
Income tax effect of adjustments, net and unusual tax matters	(16,834)		(35,187)
	29,815	0.61	160,542	3.58
Income attributable to Lee Enterprises, Incorporated, as adjusted	16,271	0.33	22,494	0.50

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $71,893,000 in the 2012 Period and $83,828,000 in the 2011 Period. We recorded a net loss of $13,272,000 in the 2012 Period and $137,912,000 in the 2011 Period. We recognized $37,617,000 of reorganization costs in the 2012 Period. In the 2011 Period we recognized non-cash impairment charges and curtailment gains totaling $187,325,000 and $16,137,000, respectively. The net change in all of the aforementioned factors, as well as changes in deferred income taxes, accounted for the majority of the change in cash provided between periods. Changes in operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities in both periods.

Investing Activities

Cash provided by investing activities totaled $5,572,000 in the 2012 Period and $2,817,000 in the 2011 Period. Restricted cash was reduced $4,972,000 in the 2012 Period and $4,651,000 in the 2011 Period. Capital spending totaled $4,743,000 in the 2012 Period and $3,641,000 in the 2011 Period. We received $4,933,000 from the sale of assets in the 2012 Period compared to $1,790,000 in the 2011 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total between $5,000,000 and $10,000,000 in 2012, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $81,844,000 in the 2012 Period and $82,143,000 in the 2011 Period. In connection with the Chapter 11 Proceedings, we paid $31,334,000 of debt financing and reorganization costs in the 2012 Period. Debt reduction accounted for the remainder of the usage of funds in the 2012 Period and substantially all of the usage of funds in the 2011 Period.

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

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility under which we have not drawn. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At June 24, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At June 24, 2012, the balance outstanding under the term loan is $668,000,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2012 payments made under the 1st Lien Agreement, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ending
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	—
Asset sales	2,410	150	—
Excess cash flow	—	—	—
	15,010	6,500	2,500

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $843,000,000 at June 24, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at June 24, 2012 under the 1st Lien Agreement was 6.8:1. Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at June 24, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at June 24, 2012.  This measure is not the subject of a covenant in any of our lending agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at June 24, 2012 was 2.3:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.5:1 at June 24, 2012 to 1.1:1 in December 2015.

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

The 2nd Lien Agreement may not be redeemed prior to January 30, 2013. From that date until January 30, 2014, the 2nd Lien Agreement may be redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity. Terms of the 1st Lien Agreement also restrict principal payments under the 2nd Lien Agreement.

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

Principal Payments

At June 24, 2012, the balance of the Pulitzer Notes is $113,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 beginning in 2012.

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

2012 payments made under the Pulitzer Notes, and required to be made for the remainder of the fiscal year, are summarized as follows:

	13 Weeks Ended		14 Weeks Ending
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	6,400	—	—
Voluntary	8,955	3,000	—
Asset sales	—	—	—
Excess cash flow	—	—	—
	15,355	3,000	—

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

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $28,400,000 at June 24, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

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

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 24 2012	September 25 2011	June 24 2012

1st Lien Agreement	668,000	—	7.50
2nd Lien Agreement	175,000	—	15.00
Credit Agreement:
A Term Loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	113,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(20,985)	290
	935,015	994,550
Less current maturities of debt	14,900	994,550
Current amount of present value adjustment	(5,430)	—
Total long term debt	925,545	—

At June 24, 2012, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $2,500,000 for the remainder of 2012, $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $722,050,000 in 2016 and $175,000,000 in 2017.

Liquidity

At June 24, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 24, 2012 totals $49,118,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 24, 2012.

In 2010, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Net proceeds from the sale of any securities must be used generally to reduce debt.

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

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our previous medical plans, such as:

•Certain preventive services provided without charge to employees;
•Automatic enrollment of new employees;
•Higher maximum age for dependent coverage;
•Elimination of lifetime benefit caps; and,
•Free choice vouchers for certain lower income employees.

Administrative costs are also likely to increase as a result of new compliance reporting and mandatory fees per participant. New costs being imposed on other medical care businesses, such as health insurers, pharmaceutical companies and medical device manufacturers, may be passed on to us in the form of higher costs. We may be able to mitigate certain of these future cost increases through changes in plan design.

We do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Pension Plans

In July 2012, the Surface Transportation Extension Act of 2012 (“STEA”) was signed into law. STEA provides for optional changes in the determination of discount rates that may result in a near-term reduction in minimum funding requirements for our defined benefit pension plans. STEA will also result in an increase in future premiums to be paid to the Pension Benefit Guarantee Corporation.

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

INTEREST RATES

Debt

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,680,000, based on $668,000,000 of floating rate debt outstanding at June 24, 2012.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates at the end of July 2012 and our 1.25% minimum rate, LIBOR would need to increase approximately 50-100 basis points before our borrowing cost would begin to be impacted by an increase in interest rates.

At June 24, 2012, approximately 69.9% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement and Pulitzer Notes, which are not traded on an active market and are held by small groups of investors. Coupled with the volatility of substantially all domestic credit markets that exists we are unable, as of June 24, 2012, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 24, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	August 3, 2012
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)