Form 10-K
period 2012-09-30
LEE ENTERPRISES, INC
filed 2012-12-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2012
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6227
LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)
201 N. Harrison Street, Suite 600, Davenport, Iowa 52801
(Address of principal executive offices)
(563) 383-2100
Registrant's telephone number, including area code

Title of Each Class	Name of Each Exchange On Which Registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock - $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock - $2 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 25, 2012, such aggregate market value is approximately $57,507,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2012. Common Stock, $0.01 par value, 52,296,241 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2013 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to 2012, 2011, 2010 and the like refer to the fiscal years ended the last Sunday in September.

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

Other risks and uncertainties include the impact and duration of continuing adverse economic conditions in certain aspects of the economy affecting our business, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, maintaining our listing status on the NYSE, competition and other risks detailed from time to time in our publicly filed documents.

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

PART I

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI Partners and Madison Newspapers, Inc., as discussed more fully below, were not included in the filings. During the Chapter 11 Proceedings, we, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution.

We experienced significant net losses in 2012, 2011, 2009 and 2008, due primarily to reorganization costs in 2012 and non-cash charges for impairment of goodwill and other assets in 2011, 2009 and 2008. Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 30, 2012. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 4 and 5 of the Notes to Consolidated Financial Statements, included herein, for additional information.

ITEM 1. BUSINESS

We are a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 51 markets, across 23 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	51 daily and 39 Sunday newspapers with circulation totaling 1.2 million and 1.4 million, respectively, for the six months ended September 2012, read by nearly four million people in print;

•	Websites and mobile and tablet products in all of our markets that complement our newspapers and attracted 22.8 million unique visitors in September 2012 with 192.6 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of October 2012, the unemployment rate in all of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

STRATEGIC INITIATIVES

We are focused on five broad strategic initiatives:

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

We believe our longstanding commitment to our markets, leading news staffs and close relationships with advertisers in our markets serve as a platform from which to thrive in the future.

Drive Revenue

Revenue is a key imperative among our top priorities. We pursue revenue opportunities by gaining new local advertisers, introducing new products and increasing our share of advertising spending from existing clients. Our sales force is larger, and we believe of higher quality, than any local competitor, and we invest heavily in training, especially with respect to our expanding array of digital products. As a result of our focus on revenue, our advertising revenue since 2000 has outperformed the industry average in 43 of the last 47 quarters, as measured by the Newspaper Association of America ("NAA").

Expand Our Audiences

The number of customers we reach in our markets is critical to our value to advertisers. As measured in 11 of our top markets by independent, third-party research, we deliver unduplicated reach of print and digital readers and users of print products of an average of 81.5% of all adults over a seven-day period through our print and digital platforms. Our 2012 combined print and digital readership in percentage terms is comparable to 2007, the first time it was measured. Among those 18-29 years old, we reach an average of 83.7% of readers and users. We believe our non-daily print publications further expand our audiences.

We continually strive to increase our reach by creatively and energetically improving our content across print and digital platforms. Increasingly, we are also using various forms of social media to enhance our audiences.

Seize Digital Opportunities

We offer advertisers a wide array of digital products, including video, digital couponing, behavioral targeting, banner ads and social networking. Digital advertising revenue increased 9.7% in 2012 and we expect that digital revenue will continue to grow.

On our digital sites, we provide news stories 24 hours a day and post continual updates of developing stories, often including video. Customers access our stories digitally on websites, mobile devices and tablets. As a result, our digital audience has grown rapidly. In September 2012, unique visitors to our digital sites increased 10.1% from September 2011 to 22.8 million.

We have developed mobile sites in all of our markets as well as separate smart phone applications in all markets, and, as a result, we have enjoyed significant audience growth, with mobile page views increasing 146% in September 2012 from September 2011. In most of our markets, our websites are the leading local digital news source. As with mobile, we have moved quickly to develop applications for tablets, including the iPad, and with our mobile audience growth and high advertiser interest we expect mobile and tablet advertising revenue to increase in the next few years. As new digital technologies emerge, we expect to move rapidly to make our content available on them.

In 2011, we began to implement charges for digital access to to our content in certain of our markets using a metered model. By December 2012, that program will be rolled out in most of our markets, and is contributing to our circulation revenue.

Aggressively Control Costs

Throughout the recent economic downturn, we have aggressively transformed our business model and carefully managed our costs to maintain our margins and profitability. Since 2007, we reduced cash costs of our continuing operations (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) by $256 million, or 32%. We regionalized staff functions, selectively consolidated and/or outsourced printing, discontinued unprofitable niche publications, reduced newsprint volume 52%, and sharpened our focus on cost control in all areas. We have reduced personnel while protecting our strengths in news, sales and digital products.

Our cost actions allowed us to maintain significant cash flows and reduce debt, despite declining revenues. While future cost reductions will be more difficult to accomplish as a result of the significant reductions to our cost structure that we have achieved, we remain committed to maintaining strong cash flows. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.0-4.0% from their 2012 level.

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

ADVERTISING

Approximately 70% of our 2012 revenue was derived from advertising. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase our print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products. Our advertising results since 2000 have benchmarked favorably to industry averages compiled by the NAA in 43 of the last 47 quarters.

Several of our businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies and extend sales penetration. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance, human resources, management and/or production of the publications. Sales penetration can improve if the sales effort is successful in cross-selling advertising into multiple publications and digital products. A table under the caption “Daily Newspapers and Markets” in Item 1, included herein, identifies those groups of our newspapers operating in clusters.

Our newspapers, classified and specialty publications, and digital products compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as digital sites. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of our daily and Sunday newspapers compete with other local daily or weekly newspapers. We believe we capture a substantial share of the total advertising dollars spent in each of our markets.

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

Digital advertising consists of display, banner, behavioral targeting, search, rich media, directories, classified or other advertising on websites or mobile devices associated and integrated with our print publications, other digital applications, or on third party affiliated websites, such as Yahoo! Inc. (“Yahoo!”). Digital advertising is reported in combination with print advertising in the retail, classified and national categories.

Niche publications are specialty publications, such as lifestyle, business, health or home improvement publications that contain significant amounts of advertising.

The advertising environment is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our enterprises are primarily located in midsize and small markets. Historically these markets have been more stable than major metropolitan markets during downturns in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

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

In 2007, in conjunction with several other major publishing organizations (“Consortium”), we entered into a strategic alliance with Yahoo!, in which the Consortium offered its classified employment advertising customer base the opportunity to also post job listings and other employment products on Yahoo!'s HotJobs national platform. The HotJobs platform was acquired in 2010 by Monster Worldwide, Inc., which has assumed the relationship with the Consortium under an amended contract. In addition, the Consortium and Yahoo! have worked together to provide new behavioral targeting, search, content and local applications across the newspapers' digital products, further enhancing the value of these sites as a destination for digital users. The Consortium currently includes more than 30 companies and more than 800 local newspapers across the United States.

We also own 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides digital infrastructure and digital publishing services for nearly 1,500 daily and weekly newspapers and shoppers, including those of the Company.

Our digital businesses experienced rapid growth in the second half of 2010 and again in 2011 and 2012 after recession-related declines in 2008 and 2009. Digital advertising represented 13.0% of total advertising revenue in the 14 weeks ended September 30, 2012.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 81.5% of adults in our larger markets. Scarborough Research from 2011 ranks the St. Louis Post-Dispatch and STLtoday.com as the market with the 5th highest combination of newspaper and web reach of the 25 most populated U.S. markets. Readership by young adults is also significant in our larger markets. We are maintaining large audiences in our markets through the combination of rapid digital audience growth and strong newspaper readership, as illustrated in the table below, as well as through additional specialty and niche publications. In 2010, for the first time, we measured use of our daily newspapers by non-readers ("print users").

Audience reach is summarized as follows:

	All Adults						Age 18-29
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2012	2007	2008	2009	2010	2011	2012

Print only	52.0	49.6	46.6	43.8	43.4	37.8	36.1	38.7	41.0	32.1	33.0	31.5
Print and digital	13.2	16.9	16.4	15.9	16.4	19.6	13.8	19.4	16.4	15.6	13.7	18.4
Digital only	4.6	6.1	6.6	8.4	7.9	9.4	6.4	9.5	8.3	9.5	11.6	9.3
Total readership	69.8	72.6	69.6	68.1	67.7	66.8	56.3	67.6	65.7	57.2	58.3	59.2
Print users (1)	NA	NA	NA	14.9	14.5	14.7	NA	NA	NA	21.8	21.1	24.5
Total reach	69.8	72.6	69.6	83.0	82.2	81.5	56.3	67.6	65.7	79.0	79.4	83.7

Total print reach (1)	65.2	66.5	63.0	74.6	74.3	72.1	49.9	58.1	57.4	69.5	67.8	74.4
Total digital reach	17.8	23.0	23.0	24.3	24.3	29.0	20.2	28.9	24.7	25.1	25.3	27.7

(1)	Print users were not measured prior to 2010. As a result, print reach in 2010-2012 is not comparable to 2007-2009.
Source:	Lee Enterprises Audience Report, Thoroughbred Research. January-June 2007-2012.
Markets:	11 largest markets in 2008-2012. 2007 data excludes Tucson, AZ and La Crosse, WI.
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, print circulation is our largest source of revenue. In 2011 we began to implement charges for digital access to our content in certain of our markets using a metered model. By December 2012, that program will be rolled out in most of our markets, and is contributing to our circulation revenue. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales peaked in 1984 and Sunday circulation unit sales peaked in 1990. For the six months ended September 2012, our daily circulation units, which include TNI and MNI, as measured by the Alliance for Audited Media ("AAM"), formerly known as the Audit Bureau of Circulations, were 1.2 million and Sunday circulation units were 1.4 million.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence print circulation. The introduction in 2010, and expansion in 2011 and 2012, of new mobile and tablet applications positively impacted our digital audiences.

Our enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or bank account withdrawals. We have historically experienced higher retention of customers using these payment methods. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with our senior management. Competition for print circulation is generally based on the content, journalistic quality and price of the publication.

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

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	178,801		299,227
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	86,841		91,627
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	82,305		133,558
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	81,228		112,677
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	8,113		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,102		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	3,576		—
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	50,171		62,909
Columbus Telegram	columbustelegram.com	Columbus, NE	7,321		8,318
Fremont Tribune	fremonttribune.com	Fremont, NE	6,647		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	4,803		—
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	41,705		53,528
Muscatine Journal	muscatinejournal.com	Muscatine, IA	5,430		—
Billings Gazette	billingsgazette.com	Billings, MT	38,901		44,702
Central Illinois Newspaper Group
The Pantagraph	pantagraph.com	Bloomington, IL	33,757		38,795
Herald & Review	herald-review.com	Decatur, IL	27,510		42,060
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	12,268		—
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	32,247		42,767
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	30,997		34,445
The Post-Star	poststar.com	Glens Falls, NY	25,651		29,785
Missoula Group
Missoulian	missoulian.com	Missoula, MT	25,331		30,662
Ravalli Republic	ravallinews.com	Hamilton, MT	2,700	(5)	3,977	(5)
The Southern Illinoisan	thesouthern.com	Carbondale, IL	24,920		31,302
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	24,769		27,973
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	24,601		34,339
Winona Daily News	winonadailynews.com	Winona, MN	8,798		10,065
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	5,073		5,084
The Journal Times	journaltimes.com	Racine, WI	24,275		26,662
The Daily Herald	heraldextra.com	Provo, UT	23,886		37,257
Casper Star-Tribune	trib.com	Casper, WY	23,513		22,751
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	23,202		27,743

			Circulation (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

Northwest Group
The Daily News	tdn.com	Longview, WA	21,255		18,931
Albany Democrat-Herald	democratherald.com	Albany, OR	13,799		14,619
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	9,815		9,844
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	17,915		20,404
Elko Daily Free Press	elkodaily.com	Elko, NV	5,374	(5)	—
Globe Gazette	globegazette.com	Mason City, IA	13,374		17,590
Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	12,969		17,943
The Lompoc Record	lompocrecord.com	Lompoc, CA	3,424		3,319
Napa Valley Register	napavalleyregister.com	Napa, CA	12,547		12,530
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	12,399		12,818
The Montana Standard	mtstandard.com	Butte, MT	11,695		11,770
The Sentinel	cumberlink.com	Carlisle, PA	12,395		13,598
The Times and Democrat	thetandd.com	Orangeburg, SC	11,494		11,711
The Garden Island	kauaiworld.com	Lihue, HI	11,257		8,413
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	9,246		9,651
The World	theworldlink.com	Coos Bay, OR	8,891		—
The Sentinel	hanfordsentinel.com	Hanford, CA	8,311		—
The Citizen	auburnpub.com	Auburn, NY	7,702		9,589
The Ledger Independent	maysville-online.com	Maysville, KY	6,315		—
Daily Journal	dailyjournalonline.com	Park Hills, MO	5,636		—
			1,189,255		1,444,943

(1)	Source: AAM: Six months ended September 2012, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday
(3)	Owned by Star Publishing but published through TNI.
(4)	Owned by MNI.
(5)	Source: Company statistics.

NEWSPRINT

The basic raw material of newspapers, and classified and specialty publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. In 2012 and 2011, newsprint prices were stable after rising throughout 2010. Price fluctuations can have a significant effect on our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our executive team members as of November 30, 2012:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	65	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	54	August 1987	February 2006	Vice President - News

Suzanna M. Frank	42	December 2003	March 2008	Vice President - Audience

Michael R. Gulledge	52	October 1982	September 2012	Vice President - Sales and Marketing

Daniel K. Hayes	67	September 1969	September 2005	Vice President - Corporate Communications

Michele Fennelly White	50	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer

Vytenis P. Kuraitis	64	August 1994	January 1997	Vice President - Human Resources

William T. Masterson Jr.	52	September 2000	September 2012	Vice President - Publishing

Kevin D. Mowbray	50	September 1986	November 2004	Vice President - Publishing

Gregory P. Schermer	58	February 1989	October 2012	Vice President - Strategy

Carl G. Schmidt	56	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	60	April 1976	November 1999	Vice President - Publishing
Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. She was elected to the Board of Directors of the Company in 1999.

Joyce L. Dehli was appointed Vice President - News in 2006.

Suzanna M. Frank was appointed Vice President - Audience in March 2008. From 2003 to March 2008 she served as Director of Research and Marketing.

Michael R. Gulledge was elected Vice President - Sales and Marketing in September 2012 and named Publisher of the Billings Gazette in 2000. From 2005 to September 2012 he served as a Vice President - Publishing.

Daniel K. Hayes was appointed Vice President - Corporate Communications in 2005.

Michele Fennelly White was appointed Vice President - Information Technology and Chief Information Officer in June 2011. From 1999 to June 2011, she served as Director of Technical Support.

Vytenis P. Kuraitis was elected Vice President - Human Resources in 1997.

William T. Masterson Jr. was elected a Vice President - Publishing in September 2012 and was named Publisher of The Times in Northwest Indiana in 2006. From June 2011 to September 2012, he served as a Group Publisher.

Kevin D. Mowbray was elected a Vice President - Publishing in 2004 and named Publisher of the St. Louis Post-Dispatch in 2006.

Gregory P. Schermer was elected Vice-President - Interactive Media in 1997, and assumed new responsibilities as Vice President - Strategy in October 2012.  He was elected to the Board of Directors of the Company in 1999.

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

EMPLOYEES

At September 30, 2012, we had approximately 6,100 employees, including approximately 1,200 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2012 totaled approximately 5,200. We consider our relationships with our employees to be good.
Bargaining unit employees represent 450, or 68%, of the total employees of the St. Louis Post-Dispatch, which has seven contracts with bargaining unit employees with expiration dates through 2015.
Approximately 49 employees in five additional locations are represented by collective bargaining units. A contract at one of these locations has expired and negotiations are ongoing.
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

DEBT AND LIQUIDITY

We May Have Insufficient Earnings Or Liquidity To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7,"Liquidity" and Note 5 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our then-existing credit agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extends the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. Interest expense has increased as a result of the refinancing and mandatory principal payments were reduced. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 14, 2012, the principal amount of our outstanding debt totals $919,100,000. This amount is already less than the $938,700,000 amount projected in the Plan in September 2013. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 30, 2012.

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

Operating revenue in most categories has decreased since 2007 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which, until 2008, had been rising significantly and began to rise again in 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional media to digital media. We expect that advertisers will allocate greater portions of their future budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. If our efforts to adapt to evolving technological developments in the media industry are unsuccessful, or if we fail to correctly anticipate shifts in audience demand and digital media trends, we may be unable to provide the services, media and content that audiences and potential audiences in our markets prefer and we may be unable to provide the returns that our advertisers seek. To the extent that advertisers shift advertising expenditures to other media outlets, including those on the Internet, the profitability of our business may continue to be impacted.

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

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. Our retail revenue is also being impacted by the pace of the current economic recovery. For example, a decline in the housing market negatively impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by changing advertising trends and the current economic environment. All categories of classified advertising have generally declined since 2007. Neither the unemployment rate, nor auto sales or the housing industry have, as yet, recovered to pre-recession levels.

See Item 1, “Advertising”, included herein, for additional information on the risks associated with advertising revenue.

Circulation

Although our overall audience is stable and our circulation unit results have historically benchmarked favorably to national averages, as compiled by the AAM, circulation unit sales have nonetheless been declining for several years. The possibility exists that future circulation price increases may be difficult to accomplish as a result of future declines in circulation unit sales, and that price decreases may be necessary to retain or grow circulation unit volume. We are maintaining our share of audience through rapid digital audience growth and strong newspaper readership.

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

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs of our continuing operations (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) by $256 million, or 32%, since 2007. Such expense reductions are not expected to significantly impact our ability to deliver advertising and content to our customers.

As a result of the significant reductions of our cost structure we have achieved since 2007, future cost reductions will be more difficult to accomplish. Cash costs are expected to decrease 3.0-4.0% in 2013 from their 2012 level.

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

We May Incur Additional Non-Cash Impairment Charges

We have significant amounts of goodwill and identified intangible assets. In 2011, 2009 and 2008, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. Such charges would not impact our cash flows or debt covenant compliance. See Item 7, “Critical Accounting Policies”, included herein, for additional information on the risks associated with such assets.

Sustained Increases In Funding Requirements Of Our Pension And Postretirement
Obligations May Reduce The Cash Available For Our Business

Our pension and postretirement plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and thereafter. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine the liability for pension obligations could result in increased future contributions. If either occurs, we may need to make additional cash contributions above what is currently estimated, which could reduce the cash available for our business. Moreover, under the Pension Protection Act of 2006, continued losses of asset values may necessitate accelerated funding of pension plans in the future to meet minimum federal statutory requirements. Legislation passed in 2012 temporarily reduced funding requirements for our pension plans, but those payments will eventually need to be restored unless discount rates and/or plan assets increase.

EQUITY CAPITAL

A Decrease In Our Stock Price May Limit The Ability To Trade Our Stock
Or For The Company To Raise Equity Capital

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At September 30, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules.

OTHER

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In 2012, 12.8% of our advertising revenue was obtained from advertising in our digital products and one of our businesses provides digital infrastructure and digital publishing services for other companies. We use computers in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage. We have preventive systems and processes in place to protect against the risk of cyber incidents. Prolonged system outages or a cyber incident that would be undetected for an extended period could reduce our digital revenue, increase our operating costs, disrupt our operations, harm our reputation, lead to legal exposure to customers or subject us to liability under laws that protect personal data.

We maintain insurance coverage against certain of such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The initial lease term expires in 2019.

All of our principal printing facilities are owned, except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis (as described below) and leased land for the Helena, Montana and Lihue, Hawaii plants. All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped. With the exception of St. Louis, none of our facilities is individually significant to our business.

Information related to St. Louis facilities at September 30, 2012 is as follows:

(Square Feet)	Owned	Leased

PD LLC	749,000	15,000
Suburban Journals	41,000	16,000

Several of our daily newspapers, as well as many of our nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Quarter Ended
(Dollars)	December	March	June	September

2012
High	0.91	1.73	1.99	1.67
Low	0.49	0.69	1.07	1.15
Closing	0.70	1.28	1.62	1.48

2011
High	2.94	3.41	3.47	1.15
Low	1.72	2.24	0.79	0.58
Closing	2.46	2.70	0.89	0.78

2010
High	4.50	4.77	4.52	3.15
Low	2.15	2.96	2.49	1.93
Closing	3.47	3.39	2.57	2.68

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At September 30, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules.

At September 30, 2012, we had 7,309 holders of record of our Common Stock.

Our debt agreements require us to suspend stockholder dividends and share repurchases through December 2015. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and two peer group indices, in each case for the five years ended September 30, 2012 (with September 30, 2007 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2007 in stock of the Company, the New Peer Group Index, the Old Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2007	2008	2009	2010	2011	2012

Lee Enterprises, Incorporated	100.00	25.06	19.69	19.19	5.59	10.60
New Peer Group Index	100.00	58.37	45.64	43.67	34.18	53.21
Old Peer Group Index	100.00	58.13	45.35	43.49	33.43	52.31
S&P 500 Stock Index	100.00	78.02	72.63	80.01	80.93	105.37

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The New Peer Group Index is comprised of seven U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The New Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, The New York Times Company, The E.W. Scripps Company and The Washington Post Company. Media General, Inc., which is included in the Old Peer Group Index, has been excluded from the New Peer Group Index due to the sale of its publishing business in 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2012	2011	2010	2009	2008

OPERATING RESULTS (1) (2)

Operating revenue	710,486	727,319	748,444	805,908	982,361
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	547,592	564,296	579,382	641,439	775,901
Depreciation and amortization	65,917	70,306	71,924	78,207	88,123
Impairment of goodwill and other assets (3)	1,388	204,439	899	244,733	999,846
Curtailment gains	—	16,137	45,012	—	—
Equity in earnings of associated companies	7,231	6,151	7,746	5,120	10,212
Reduction in investment in TNI (3)	—	11,900	—	19,951	104,478
Operating income (loss)	102,820	(101,334)	148,997	(173,302)	(975,775)
Financial income	236	296	411	1,886	5,857
Financial expense	(85,901)	(65,308)	(71,631)	(92,892)	(71,472)

Income (loss) from continuing operations	(13,772)	(145,435)	47,297	(180,009)	(825,747)
Discontinued operations, net of income taxes	(2,527)	(1,246)	(1,119)	(58)	(45,196)
Net income (loss)	(16,299)	(146,681)	46,178	(180,067)	(870,943)

Income (loss) attributable to Lee Enterprises, Incorporated	(16,698)	(146,868)	46,105	(123,191)	(880,316)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(14,171)	(145,622)	47,224	(123,133)	(835,120)

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	(0.29)	(3.25)	1.06	(2.77)	(18.64)
Discontinued operations	(0.05)	(0.03)	(0.03)	—	(1.01)
	(0.34)	(3.27)	1.03	(2.77)	(19.64)

Diluted:
Continuing operations	(0.29)	(3.25)	1.05	(2.77)	(18.64)
Discontinued operations	(0.05)	(0.03)	(0.02)	—	(1.01)
	(0.34)	(3.27)	1.03	(2.77)	(19.64)

Weighted average common shares:
Basic	49,261	44,847	44,555	44,442	44,813
Diluted	49,261	44,847	44,955	44,442	44,813

Dividends per common share	—	—	—	—	0.76

BALANCE SHEET INFORMATION (End of Year)

Total assets	1,061,136	1,158,248	1,440,116	1,515,612	2,016,367
Debt, including current maturities (4)	945,850	994,550	1,081,590	1,168,335	1,332,375
Debt, net of cash, restricted cash and investments (4)	931,930	966,023	1,052,545	1,151,106	1,182,856
Stockholders' equity (deficit)	(114,633)	(101,346)	56,823	23,598	155,518

(1)	Results of discontinued operations have been restated for all periods presented.

(2)	2012 includes 53 weeks of business operations. All other years include 52 weeks.

(3)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2012	2011	2010	2009	2008

Continuing operations:
Goodwill	—	186,281	—	193,471	886,755
Nonamortized intangible assets	—	13,259	—	12,835	10,444
Amortizable intangible assets	—	4,199	—	33,848	97,628
Property and equipment	1,388	700	899	4,579	5,019
	1,388	204,439	899	244,733	999,846
Reduction in investment in TNI	—	11,900	—	19,951	104,478
	1,388	216,339	899	264,684	1,104,324

Discontinued operations	3,606	700	2,391	1,220	70,963

(4)	Principal amount of debt, excluding fair value adjustments. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 30, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow is defined as operating income (loss) before depreciation, amortization, impairment of goodwill and other assets, curtailment gains and equity in earnings of associated companies. Operating cash flow margin is defined as operating cash flow divided by operating revenue. Both represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income (loss) and operating income (loss) margin, the most directly comparable measures under GAAP, are included in the table below:

(Thousands of Dollars)	2012	Percent of Revenue	2011	Percent of Revenue	2010	Percent of Revenue

Operating cash flow	162,894	22.9	163,023	22.4	169,062	22.6
Depreciation and amortization	(65,917)	(9.3)	(70,306)	(9.7)	(71,924)	(9.6)
Impairment of goodwill and other assets	(1,388)	(0.2)	(204,439)	(28.1)	(899)	(0.1)
Curtailment gains	—	—	16,137	2.2	45,012	6.0
Equity in earnings of associated companies	7,231	1.0	6,151	0.8	7,746	1.0
Reduction in investment in TNI	—	—	(11,900)	(1.6)	—	—
Operating income (loss)	102,820	14.5	(101,334)	NM	148,997	19.9

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

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other nonamortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business such as cash flow projections, stock price and other industry or market considerations. This assessment is normally made in the last fiscal quarter of each year.

We analyze goodwill and other nonamortized intangible assets for impairment more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. A non-cash impairment charge will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

Should we determine that a nonamortized intangible asset impairment is more likely than not, we make a determination of the individual asset's fair value. Fair value is determined using the relief from royalty method, which estimates fair value based upon appropriate royalties of future revenue discounted to their present value. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of such asset.

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

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2010, 2011 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2012	2011	2010

Continuing operations:
Goodwill	—	186,281	—
Nonamortized intangible assets	—	13,259	—
Amortizable intangible assets	—	4,199	—
Property and equipment	1,388	700	899
	1,388	204,439	899
Reduction in investment in TNI	—	11,900	—
	1,388	216,339	899

Discontinued operations	3,606	700	2,391

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

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded over the print or digital product subscription term or as such newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

CONTINUING OPERATIONS

2012 vs. 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2012	2011	Percent Change

Advertising revenue:
Retail	306,085	315,072	(2.9)
Classified:
Employment	37,079	37,286	(0.6)
Automotive	39,062	40,169	(2.8)
Real estate	20,942	23,794	(12.0)
All other	52,301	56,974	(8.2)
Total classified	149,384	158,223	(5.6)
National	29,173	31,639	(7.8)
Niche publications	11,230	12,414	(9.5)
Total advertising revenue	495,872	517,348	(4.2)
Circulation	174,747	172,245	1.5
Commercial printing	12,768	11,303	13.0
Other	27,099	26,423	2.6
Total operating revenue	710,486	727,319	(2.3)
Compensation	276,379	283,527	(2.5)
Newsprint and ink	52,003	56,191	(7.5)
Other operating expenses	214,570	220,656	(2.8)
Workforce adjustments	4,640	3,922	18.3
	547,592	564,296	(3.0)
Operating cash flow	162,894	163,023	(0.1)
Depreciation	23,620	25,833	(8.6)
Amortization	42,297	44,473	(4.9)
Impairment of goodwill and other assets	1,388	204,439	(99.3)
Curtailment gains	—	16,137	NM
Equity in earnings of associated companies	7,231	6,151	17.6
Reduction of investment in TNI Partners	—	11,900	NM
Operating income (loss)	102,820	(101,334)	NM
Non-operating expense, net	(88,198)	(64,417)	36.9
Income (loss) from continuing operations before reorganization costs and income taxes	14,622	(165,751)	NM
Reorganization costs	37,765	—	NM
Loss from continuing operations before income taxes	(23,143)	(165,751)	(86.0)
Income tax benefit	(9,371)	(20,316)	(53.9)
Net loss from continuing operations	(13,772)	(145,435)	(90.5)
Discontinued operations, net of income taxes	(2,527)	(1,246)	NM
Net loss	(16,299)	(146,681)	(88.9)
Net income attributable to non-controlling interests	(399)	(187)	NM
Loss attributable to Lee Enterprises, Incorporated	(16,698)	(146,868)	(88.6)
Other comprehensive loss, net	(7,348)	(12,737)	NM
Comprehensive loss	(24,046)	(159,605)	(84.9)

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(14,171)	(145,622)	(90.3)

Loss per common share:
Basic	(0.34)	(3.27)	(89.6)
Diluted	(0.34)	(3.27)	(89.6)

Due to our fiscal calendar, 2012 includes 53 weeks of business operations. 2011 includes 52 weeks. The analysis below includes only continuing operations, unless otherwise noted.

2012 total operating revenue decreased 2.3% compared to the prior year. Excluding the additional week of operations in 2012, total revenue decreased approximately 4.0%. We expect year over year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising Revenue

In 2012, combined print and digital advertising revenue decreased $21,476,000, or 4.2%, compared to 2011. Retail advertising decreased 2.9%. Retail preprint insertion revenue decreased 2.5%. Digital retail advertising increased 15.9%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 5.6% in 2012. Employment revenue decreased 0.6% while automotive advertising decreased 2.8%, real estate decreased 12.0% and other classified decreased 8.2%. Digital classified revenue increased 3.8%, partially offsetting print declines.

National advertising decreased $2,466,000, or 7.8%. Digital national advertising decreased 8.9%. Advertising in niche publications decreased 9.5%.

On a stand-alone basis, digital advertising revenue increased 9.7% in 2012, representing 12.8% of total advertising revenue. Year-over-year total digital advertising has been rising steadily since December 2009. Print advertising revenue on a stand-alone basis decreased 5.9% in 2012.

Our total advertising results since 2000 have benchmarked favorably to industry averages reported by the NAA in 43 of the last 47 quarters.

Circulation and Other Revenue

Circulation revenue increased $2,502,000, or 1.5%, in 2012, resulting primarily from price increases, which were partially offset by unit declines.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the AAM, decreased 5.8% and Sunday circulation decreased 7.3% in 2012 compared to 2011.

Our digital sites, including TNI and MNI, attracted 22.8 million unique visitors in the month of September 2012, an increase of 10.1% from a year ago, with 192.6 million page views. The number of mobile page views grew 146.0% to 53.6 million in September 2012. Research in our larger markets indicates we are maintaining our share of audience through the combination of rapid digital audience growth and strong newspaper readership.

Commercial printing revenue increased $1,465,000, or 13.0%, in 2012. Other revenue increased $676,000, or 2.6%, in 2012.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $17,422,000, or 3.1%, in 2012. Excluding the additional week of operations in 2012, costs excluding depreciation, amortization and unusual matters decreased approximately 4.6%.

Compensation expense decreased $7,148,000, or 2.5%, in 2012, driven by a decline in average full time equivalent employees of 7.2%.

Newsprint and ink costs decreased $4,188,000, or 7.5%, in 2012 as a result of a reduction in newsprint volume of 6.3%. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $6,086,000, or 2.8%, in 2012.

Reductions in staffing resulted in workforce adjustment costs, primarily severance, totaling $4,640,000 and $3,922,000 in 2012 and 2011, respectively.

We are engaged in various efforts to contain future growth in our operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.0-4.0% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 0.1%, to $162,894,000, in 2012 compared to $163,023,000 in 2011. Operating cash flow margin increased to 22.9% in 2012 from 22.4% in 2011, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $2,213,000, or 8.6%, in 2012 and amortization expense decreased $2,176,000, or 4.9%, in 2012.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2012 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2012	2011

Continuing operations:
Goodwill	—	186,281
Nonamortized intangible assets	—	13,259
Amortizable intangible assets	—	4,199
Property and equipment	1,388	700
	1,388	204,439
Reduction in investment in TNI	—	11,900
	1,388	216,339

Discontinued operations	3,606	700

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

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in 2010. The Affordable Care Act will be supported by a substantial number of underlying regulations, some of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans. We may be able to mitigate certain of these future cost increases through changes in plan design. We do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Equity in earnings in associated companies increased $1,080,000 in 2012.

The factors noted above resulted in operating income of $102,820,000 in 2012 compared to an operating loss of $101,334,000 in 2011.

Nonoperating Income and Expense

Financial expense increased $20,593,000, or 31.5%, to $85,901,000 in 2012 due primarily to higher interest rates on our debt. Our weighted average cost of debt was 9.2% at September 30, 2012, compared to 5.1% at September 25, 2011. Financial expense in 2012 includes $4,085,000 of non-cash amortization of a present value adjustment of debt.

The increase in financial expense from the refinancing of our debt in January 2012 will cycle in January 2013. Absent a significant increase in LIBOR, we expect financial expense to begin to decline after January 2013 due to lower debt balances, which decreased $48,410,000 in 2012 and have decreased an additional $26,750,000 since September 30, 2012.

Several of the plan changes noted above were the subject of litigation, or arbitration claims, under the terms of the respective collective bargaining agreements. In 2012, we settled all such claims with payments to plan participants totaling $2,802,000. These payments are classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized $37,765,000 of reorganization costs in 2012. We recognized income tax benefit of 40.5% of loss from continuing operations before income taxes in 2012 and income tax benefit of 12.3% of loss from continuing operations before income taxes in 2011. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $16,698,000 in 2012 compared to a loss of $146,868,000 in 2011. We recorded loss per diluted common share of $0.34 in 2012 and $3.27 in 2011. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.42 in 2012, compared to $0.71 in 2011. Per share amounts may not add due to rounding.

	2012		2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(16,698)	(0.34)	(146,868)	(3.27)
Adjustments:
Curtailment gains	—		(16,137)
Impairment of goodwill and other assets, including TNI Partners	1,388		216,339
Debt financing and reorganization costs	45,378		12,612
Litigation settlement	2,802		—
Unusual matters related to discontinued operations	4,145		1,011
Other, net	4,789		5,502
	58,502		219,327
Income tax effect of adjustments, net, and other unusual tax matters	(20,940)		(40,779)
	37,562	0.76	178,548	3.98
Income attributable to Lee Enterprises, Incorporated, as adjusted	20,864	0.42	31,680	0.71

DISCONTINUED OPERATIONS

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000, before income taxes. The transaction resulted in a gain of approximately $2,000,000, after income taxes, which was recorded in October 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2012	2011

Operating revenue	27,852	28,785

Loss from discontinued operations, before income taxes	(4,076)	(2,011)
Income tax benefit	(1,549)	(765)
Net loss	(2,527)	(1,246)

CONTINUING OPERATIONS

2011 vs. 2010

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2011	2010	Percent Change

Advertising revenue:
Retail	315,072	325,929	(3.3)
Classified:
Employment	37,286	34,895	6.9
Automotive	40,169	40,443	(0.7)
Real estate	23,794	30,159	(21.1)
All other	56,974	59,303	(3.9)
Total classified	158,223	164,800	(4.0)
National	31,639	34,234	(7.6)
Niche publications	12,414	12,260	1.3
Total advertising revenue	517,348	537,223	(3.7)
Circulation	172,245	171,155	0.6
Commercial printing	11,303	11,485	(1.6)
Other	26,423	28,581	(7.6)
Total operating revenue	727,319	748,444	(2.8)
Compensation	283,527	298,873	(5.1)
Newsprint and ink	56,191	51,707	8.7
Other operating expenses	220,656	227,603	(3.1)
Workforce adjustments	3,922	1,199	NM
	564,296	579,382	(2.6)
Operating cash flow	163,023	169,062	(3.6)
Depreciation	25,833	26,716	(3.3)
Amortization	44,473	45,208	(1.6)
Impairment of goodwill and other assets	204,439	899	NM
Curtailment gains	16,137	45,012	(64.1)
Equity in earnings of associated companies	6,151	7,746	(20.6)
Reduction of investment in TNI Partners	11,900	—	NM
Operating income (loss)	(101,334)	148,997	NM
Non-operating expense, net	(64,417)	(72,392)	(11.0)
Income (loss) from continuing operations before income taxes	(165,751)	76,605	NM
Income tax expense (benefit)	(20,316)	29,308	NM
Net income (loss) from continuing operations	(145,435)	47,297	NM
Discontinued operations, net of income taxes	(1,246)	(1,119)	11.3
Net income (loss)	(146,681)	46,178	NM
Net income attributable to non-controlling interests	(187)	(73)	NM
Income (loss) attributable to Lee Enterprises, Incorporated	(146,868)	46,105	NM
Other comprehensive loss, net	(12,737)	(14,704)	(13.4)
Comprehensive income (loss)	(159,605)	31,401	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(145,622)	47,224	NM

Earnings (loss) per common share:
Basic	(3.27)	1.03	NM
Diluted	(3.27)	1.03	NM

2011 total operating revenue decreased 2.8% compared to the prior year. The analysis below includes only continuing operations, unless otherwise noted.

Advertising Revenue

In 2011, combined print and digital advertising revenue decreased $19,875,000, or 3.7%, compared to 2010. Retail advertising decreased 3.3%. Retail preprint insertion revenue decreased 3.7%. Digital retail advertising increased 43.9%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 4.0% in 2011. Employment revenue increased 6.9% while automotive advertising decreased 0.7%, real estate decreased 21.1% and other classified decreased 3.9%. Digital classified revenue decreased 0.2%.

National advertising decreased $2,595,000, or 7.6%. Digital national advertising increased 162.6%. Advertising in niche publications increased 1.3%.

On a stand-alone basis, digital advertising revenue increased 27.5% in 2011, representing 11.2% of total advertising revenue. Year-over-year total digital advertising has been rising steadily since December 2009. Print advertising revenue on a stand-alone basis decreased 6.6% in 2011.

Circulation and Other Revenue

Circulation revenue increased $1,090,000, or 0.6%, in 2011.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the AAM, were 1.3 million daily and 1.6 million Sunday for the six months ended September 2011. Comparable amounts for 2010 are not available due to extensive changes made by the AAM to the measurement of circulation units.

Our digital sites, including TNI and MNI, attracted 20.7 million unique visitors in the month of September 2011, an increase of 12.1% from a year ago, with 187.6 million page views. The number of mobile page views grew 228.7% to 21.8 million in September 2011. Research in our larger markets indicates we are maintaining our share of audience through the combination of rapid digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $182,000, or 1.6%, in 2011. Other revenue decreased $2,158,000, or 7.6%, in 2011.

Operating Expenses

Costs other than depreciation, amortization and unusual matters decreased $17,809,000, or 3.1%, in 2011.

Compensation expense decreased $15,346,000, or 5.1%, in 2011, driven by a decline in average full time equivalent employees of 4.6%.

Newsprint and ink costs increased $4,484,000, or 8.7%, in 2011 as a result of higher average unit prices partially offset by a 4.5% reduction in newsprint volume. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $6,947,000, or 3.1%, in 2011.

Reductions in staffing resulted in workforce adjustment costs totaling $3,922,000 and $1,199,000 in 2011 and 2010, respectively.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 3.6%, to $163,023,000, in 2011 compared to $169,062,000 in 2010. Operating cash flow margin decreased to 22.4% in 2011 from 22.6% in 2010, reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $883,000, or 3.3%, in 2011 and amortization expense decreased $735,000, or 1.6%, in 2011.

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of our business did not exceed the carrying value of our net assets.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2011 and 2010. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2011	2010

Continuing operations:
Goodwill	186,281	—
Nonamortized intangible assets	13,259	—
Amortizable intangible assets	4,199	—
Property and equipment	700	899
	204,439	899
Reduction in investment in TNI	11,900	—
	216,339	899

Discontinued operations	700	2,391

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

Equity in earnings in associated companies decreased $1,595,000 in 2011.

The factors noted above resulted in an operating loss of $101,334,000 in 2011 compared to operating income of $148,997,000 in 2010.

Nonoperating Income and Expense

Financial expense, including amortization of debt financing costs, decreased $6,323,000, or 8.8%, to $65,308,000 in 2011 due to lower debt balances and lower interest rates partially offset by $5,120,000 of debt financing costs associated with the termination of a notes offering in May 2011.

Overall Results

In 2010, as a result of the Affordable Care Act we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits. We recognized income tax benefit of 12.3% of loss from continuing operations before income taxes in 2011 and income tax expense of 38.3% of income from continuing operations before income taxes in 2010. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $146,868,000 in 2011 compared to income of $46,105,000 in 2010. We recorded loss per diluted common share of $3.27 in 2011 and earnings per diluted common share of $1.03 in 2010. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.71 in both 2011 and 2010. Per share amounts may not add due to rounding.

	2011		2010
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(146,868)	(3.27)	46,105	1.03
Adjustments:
Curtailment gains	(16,137)		(45,012)
Impairment of goodwill and other assets, including TNI Partners	216,339		899
Debt financing and reorganization costs	12,612		8,514
Unusual matters related to discontinued operations	1,011		2,612
Other, net	5,502		1,739
	219,327		(31,248)
Income tax effect of adjustments, net, and other unusual tax matters	(40,779)		17,167
	178,548	3.98	(14,081)	(0.31)
Income attributable to Lee Enterprises, Incorporated, as adjusted	31,680	0.71	32,024	0.71

DISCONTINUED OPERATIONS

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000, before income taxes. The transaction resulted in a gain of approximately $2,000,000, after income taxes, which was recorded in October 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2011	2010

Operating revenue	28,785	32,203

Loss from discontinued operations, before income taxes	(2,011)	(1,805)
Income tax benefit	(765)	(686)
Net loss	(1,246)	(1,119)

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $80,520,000 in 2012, $101,542,000 in 2011 and $104,100,000 in 2010. We recorded a net loss of $16,299,000 in 2012 and $146,681,000 in 2011 and net income of $46,178,000 in 2010. Increased financial expense accounts for the decline in cash provided by operating activities of continuing operations in 2012. Depreciation and amortization decreased as discussed more fully under "Results of Operations". We also recognized non-cash curtailment gains totaling $16,137,000 and $45,012,000 in 2011 and 2010, respectively. Operating losses in 2011 were caused primarily by non-cash charges for impairment of goodwill and other assets and reduction of our investment in TNI, net of the related deferred income tax benefit. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the changes in cash provided by operating activities of continuing operations in all years.

Investing Activities

Cash required for investing activities of continuing operations totaled $981,000 in 2012 and $7,638,000 in 2010 and cash provided by investing activities totaled $905,000 in 2011. Capital spending totaled $8,040,000 in 2012, $7,479,000 in 2011 and $8,835,000 in 2010. Restricted cash was reduced $4,972,000 in 2012 and $4,651,000 in 2011 and increased $862,000 in 2010.

We anticipate that funds necessary for capital expenditures, which are expected to total approximately $12,000,000 in 2013, and other requirements, will be available from internally generated funds, or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities totaled $93,068,000 in 2012, $99,136,000 in 2011 and $87,364,000 in 2010. We paid $32,408,000, $11,601,000 and $453,000 of debt financing and reorganization costs in 2012, 2011 and 2010, respectively. The increase in 2012 is due to the Chapter 11 Proceedings. Debt reduction accounted for the majority of the remaining usage of funds in all years.

The Plan requires us to suspend stockholder dividends and share repurchases through December 2015.

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

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st

Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At September 30, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At September 30, 2012, the balance outstanding under the term loan is $661,850,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

We are required to repay principal amounts, on a quarterly basis until maturity, under the 1st Lien Agreement. Principal payments are required quarterly beginning in June 2012, and total $11,000,000 in 2013, $12,750,000 in 2014, $13,500,000 in 2015 and $3,375,000 in 2016, prior to the final maturity.

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

2012 payments made under the 1st Lien Agreement are summarized as follows:

(Thousands of Dollars)	2012

Mandatory	5,000
Voluntary	19,450
Asset sales	3,210
Excess cash flow	—
27,660

There were no net principal payments made in 2012 under the previous credit agreement. Since September 30, 2012, principal payments under the 1st Lien Agreement total $17,750,000.

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

The Credit Parties have also granted a first priority security interest on substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the 1st Lien Agreement. Assets of Pulitzer and its subsidiaries, TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded. However, assets of Pulitzer and its subsidiaries, excluding TNI, become subject to a first priority security interest of the Credit Parties upon repayment in full of the Pulitzer Notes, as discussed more fully below.

The revolving credit facility has a super-priority security interest over all of the collateral securing the term loan under the 1st Lien Agreement, superior to that of the term loan lenders.

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $836,850,000 at September 30, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at September 30, 2012 under the 1st Lien Agreement was 6.7:1. Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at September 30, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at September 30, 2012.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at September 30 2012 was 1.93:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.25:1 at September 30, 2012 to 1.1:1 in December 2015.

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

The Pulitzer Notes bear interest at 10.55%, increasing 0.75% in January 2013 and January of each year thereafter. Due to the increasing interest rate, interest on the Pulitzer Notes is charged to expense using a calculated effective interest rate during the period. This method increased 2012 financial expense $871,000 from the amount actually payable to the Noteholders during this period.

Principal Payments

At September 30, 2012, the balance of the Pulitzer Notes is $109,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled annual prepayments totaling $1,400,000 in 2012 and $6,400,000 annually thereafter.

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

2012 payments made under the Pulitzer Notes are summarized as follows:

(Thousands of Dollars)	2012

Prior to refinancing	500
Pursuant to the Plan, net	11,645
Mandatory	1,400
Voluntary	15,955
Asset sales	—
Excess cash flow	—
29,500

Since September 30, 2012, principal payments under the Pulitzer Notes total $9,000,000.

Security

The Guaranty Agreement provides that obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries other than TNI. The Pulitzer Notes are also secured by the first priority security interests in the stock and other equity interests owned by Pulitzer in its subsidiaries other than TNI. Also, Pulitzer and each of its subsidiaries granted a first priority security interest on substantially all of its tangible and intangible assets, and granted first lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Our ownership interest in TNI and certain employee benefit plan assets are excluded. However, assets of Pulitzer and its subsidiaries, excluding TNI, become subject to a first priority security interest of the Credit Parties upon repayment in full of the Pulitzer Notes, as discussed more fully below.

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $25,600,000 at September 30, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

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

Other

Cash payments to the Lenders, Noteholders and legal and professional fees related to the Plan totaled $38,628,000, of which $6,273,000 was paid in 2011, and the remainder of which was paid in 2012.  $721,000 of such costs were charged to expense in 2011. In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 as debt financing costs prior to consummation of the Plan, with the remainder classified as reorganization costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon consummation of the Plan.

Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. This amount is being amortized as a non-cash component of financial expense over the terms of the related debt. Such amounts totaled $4,085,000 in 2012 and are estimated to total $5,418,000 in 2013, $5,359,000 in 2014, $5,293,000 in 2015, $2,429,000 in 2016 and $1,125,000 in 2017.

Debt is summarized as follows:

	Amount		Interest Rates (%)
(Thousands of Dollars)	September 30 2012	September 25 2011	September 30 2012

1st Lien Agreement	661,850	—	7.50
2nd Lien Agreement	175,000	—	15.00
Credit Agreement:
A Term Loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	109,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(19,624)	290
	926,226	994,550
Less current maturities of debt	17,400	994,550
Current amount of present value adjustment	(5,418)	—
Total long term debt	914,244	—

At September 30, 2012, our weighted average cost of debt is 9.2%.

Aggregate maturities of debt total $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $714,400,000 in 2016 and $175,000,000 in 2017.

Liquidity

At September 30, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at September 30, 2012 totals $43,862,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 30, 2012.

At December 14, 2012, the principal amount of our outstanding debt totals $919,100,000. This amount is already less than the $938,700,000 amount projected in the Plan in September 2013. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Other Matters

Cash and cash equivalents decreased $9,635,000 in 2012 and increased $4,133,000 in 2011 and $11,517,000 in 2010.

SEASONALITY

Our largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the December and June quarters. Advertising revenue is lowest in the March quarter.

Quarterly results of operations are summarized in Note 17 of the Notes to Consolidated Financial Statements, included herein.

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

The Affordable Care Act will be supported by a substantial number of underlying regulations, some of which have not been issued. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans, such as:

•Cost of a transitional reinsurance program to fund state level programs;
•Certain preventive services provided at no cost to employees;
•Higher maximum age for dependent coverage;
•Elimination of annual and lifetime benefit caps; and,
•Free choice vouchers for certain lower income employees.

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

Pension Plans

In July 2012, the Surface Transportation Extension Act of 2012 (“STEA”) was signed into law. STEA provides for changes in the determination of discount rates that result in a near-term reduction in minimum funding requirements for our defined benefit pension plans. STEA will also increase future premiums to be paid to the Pension Benefit Guarantee Corporation.

Income Taxes

Certain states in which we operate are considering changes to their corporate income tax rates. At this time, the impact of such changes cannot be determined.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 30, 2012:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	945,850	17,400	39,050	889,400	—
Financial expense (2)(3)	327,486	87,233	171,708	68,545	—
Operating lease obligations	14,183	3,534	3,544	2,803	4,302
Capital expenditure commitments	900	900	—	—	—
	1,288,419	109,067	214,302	960,748	4,302

(1)
Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments required under the 1st Lien Agreement and the Pulitzer Notes as such amounts cannot be determined. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(2)
Financial expense includes an estimate of interest expense for the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes until their maturities in December 2015, April 2017 and December 2015, respectively. Financial expense under the 1st Lien Agreement is estimated based on the 30 day minimum LIBOR level of 1.25% as increased by our applicable margin of 6.25% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Financial expense under the 2nd Lien Agreement is estimated using the 15% contractual rate applied to the outstanding balance during each period, as reduced by future contractual maturities of such debt. Financial expense under the Pulitzer Notes is estimated based on the contractual interest rates applied to the outstanding balance (10.55% at September 30, 2012), as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the 1st Lien Agreement, 2nd Lien Agreement or Pulitzer Notes could significantly change this estimate. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)
Financial expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. Additionally, interest expense based on the effective interest rate of the Pulitzer Notes is also excluded. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2013 will total approximately $2,733,000. See Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein.

The table above also excludes future cash requirements, if any, for the payment of the Herald Value to be settled between April 2013 and April 2015. The estimated value of the Herald Value at September 30, 2012 is $300,000. See Note 16 of the Notes to Consolidated Financial Statements, included herein.

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

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,619,000, based on $661,850,000 of floating rate debt outstanding at September 30, 2012.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in December 2012 and our 1.25% minimum rate, LIBOR would need to increase approximately 70 basis points for six month borrowing up to approximately 105 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At September 30, 2012, approximately 70.0% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

North American newsprint producers continue to deleverage under difficult market conditions as they continue to face significant declines in domestic demand as well as weakening export demand. Three of these companies exited U.S. and/or Canadian financial reorganization protection in September and October 2012. Other producers have also reacted with extended production downtime or permanent closure of facilities as well as converting paper machines to other paper grades. The high cost of attaining recycled fibers has led to significant reductions in the availability of newsprint with recycled content.

Newsprint pricing has remained relatively stable since mid-2010. Selected West coast producers have announced a $30 per metric tonne increase on 30 pound newsprint, effective throughout the December 2012 calendar quarter. The increase was precipitated primarily by a mill closure and the tightening of supply on the West coast. This increase, as well as future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $775,000 based on anticipated consumption in 2013, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement and Pulitzer Notes, which are not traded on an active market and are held by small groups of investors. We are unable, as of September 30, 2012, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2013, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of September 30, 2012. Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 14 weeks ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment and those criteria, we believe that the Company maintained effective internal control over financial reporting as of September 30, 2012.

KPMG LLP, the Company's independent registered public accounting firm, issued a report on the effectiveness of the Company's internal control over financial reporting. Their report appears on the following page.

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive Officer)	and Treasurer
(Principal Financial and Accounting Officer)
December 14, 2012	December 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited Lee Enterprises, Incorporated and subsidiaries (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Lee Enterprises, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the 53-week period ended September 30, 2012 and each of the 52-week periods ended September 25, 2011 and September 26, 2010, and our report dated December 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 14, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2013, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2013 which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2013, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2013, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2013, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 30, 2012, September 25, 2011 and September 26, 2010
Consolidated Balance Sheets - September 30, 2012 and September 25, 2011
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 30, 2012, September 25, 2011 and September 26, 2010
Consolidated Statements of Cash Flows - Years ended September 30, 2012, September 25, 2011 and September 26, 2010
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2012.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of December 2012.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer, and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gordon D. Prichett	Director
Gordon D. Prichett

/s/ Gregory P. Schermer	Vice President - Strategy, and Director
Gregory P. Schermer

/s/ Carl G. Schmidt	Vice President, Chief Financial Officer and Treasurer
Carl G. Schmidt

/s/ Mark B. Vittert	Director
Mark B. Vittert

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2012	2011	2010

Operating revenue:
Advertising	495,872	517,348	537,223
Circulation	174,747	172,245	171,155
Other	39,867	37,726	40,066
Total operating revenue	710,486	727,319	748,444
Operating expenses:
Compensation	276,379	283,527	298,873
Newsprint and ink	52,003	56,191	51,707
Other operating expenses	214,570	220,656	227,603
Depreciation	23,620	25,833	26,716
Amortization of intangible assets	42,297	44,473	45,208
Impairment of goodwill and other assets	1,388	204,439	899
Workforce adjustments	4,640	3,922	1,199
Total operating expenses	614,897	839,041	652,205
Curtailment gains	—	16,137	45,012
Equity in earnings of associated companies	7,231	6,151	7,746
Reduction in investment in TNI	—	11,900	—
Operating income (loss)	102,820	(101,334)	148,997
Non-operating income (expense):
Financial income	236	296	411
Financial expense	(83,078)	(52,696)	(63,117)
Debt financing costs	(2,823)	(12,612)	(8,514)
Other, net	(2,533)	595	(1,172)
Total non-operating expense, net	(88,198)	(64,417)	(72,392)
Income (loss) before reorganization costs and income taxes	14,622	(165,751)	76,605
Reorganization costs	37,765	—	—
Income (loss) before income taxes	(23,143)	(165,751)	76,605
Income tax expense (benefit)	(9,371)	(20,316)	29,308
Net income (loss) from continuing operations	(13,772)	(145,435)	47,297
Discontinued operations, net of income taxes	(2,527)	(1,246)	(1,119)
Net income (loss)	(16,299)	(146,681)	46,178
Net income attributable to non-controlling interests	(399)	(187)	(73)
Income (loss) attributable to Lee Enterprises, Incorporated	(16,698)	(146,868)	46,105
Other comprehensive loss, net	(7,348)	(12,737)	(14,704)
Comprehensive income (loss)	(24,046)	(159,605)	31,401

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(14,171)	(145,622)	47,224

Earnings (loss) per common share:
Basic:
Continuing operations	(0.29)	(3.25)	1.06
Discontinued operations	(0.05)	(0.03)	(0.03)
	(0.34)	(3.27)	1.03

Diluted:
Continuing operations	(0.29)	(3.25)	1.05
Discontinued operations	(0.05)	(0.03)	(0.02)
	(0.34)	(3.27)	1.03

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 30 2012	September 25 2011

ASSETS

Current assets:
Cash and cash equivalents	13,920	23,555
Accounts receivable, less allowance for doubtful accounts:
2012 $4,890; 2011 $5,387	68,190	69,307
Income taxes receivable	7,887	1,335
Inventories	7,454	7,060
Deferred income taxes	789	967
Other	6,261	16,102
Assets of discontinued operations	9,171	17,415
Total current assets	113,672	135,741
Investments:
Associated companies	42,201	44,057
Restricted cash and investments	—	4,972
Other	10,033	9,199
Total investments	52,234	58,228
Property and equipment:
Land and improvements	24,535	24,547
Buildings and improvements	188,743	187,039
Equipment	299,905	301,281
Construction in process	2,567	2,852
	515,750	515,719
Less accumulated depreciation	330,531	313,678
Property and equipment, net	185,219	202,041
Goodwill	247,271	247,271
Other intangible assets, net	451,292	493,589
Postretirement assets, net	7,551	14,934
Other	3,897	6,444

Total assets	1,061,136	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 30 2012	September 25 2011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	11,982	994,550
Accounts payable	22,978	26,796
Compensation and other accrued liabilities	38,559	33,991
Unearned revenue	35,078	35,365
Liabilities of discontinued operations	1,714	3,537
Total current liabilities	110,311	1,094,239
Long-term debt, net of current maturities	914,244	—
Pension obligations	68,636	73,518
Postretirement and postemployment benefit obligations	7,160	6,104
Deferred income taxes	60,140	66,204
Income taxes payable	6,062	8,588
Other	8,639	10,489
Total liabilities	1,175,192	1,259,142
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	523	89,915
September 30, 2012; 52,291 shares; $0.01 par value
September 25, 2011; 44,958 shares; $2 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	241,039	140,887
Accumulated deficit	(342,760)	(326,062)
Accumulated other comprehensive loss	(13,435)	(6,086)
Total stockholders' deficit	(114,633)	(101,346)
Non-controlling interests	577	452
Total deficit	(114,056)	(100,894)
Total liabilities and deficit	1,061,136	1,158,248

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2012	2011	2010	2012	2011	2010

Common Stock:
Balance, beginning of year	89,915	78,554	78,278	44,958	39,277	39,139
Change in par value	(89,466)	—	—	—	—	—
Conversion from Class B Common Stock	—	11,352	200	—	5,676	100
Shares issued	74	209	190	7,333	105	95
Shares reacquired	—	(200)	(114)	—	(100)	(57)
Balance, end of year	523	89,915	78,554	52,291	44,958	39,277
Class B Common Stock:
Balance, beginning of year	—	11,352	11,552	—	5,676	5,776
Conversion to Common Stock	—	(11,352)	(200)	—	(5,676)	(100)
Balance, end of year	—	—	11,352	—	—	5,676
Additional paid-in capital:
Balance, beginning of year	140,887	139,460	137,713
Change in par value	89,466	—	—
Stock compensation	1,080	1,502	1,911
Shares issued (redeemed)	9,606	(75)	(164)
Balance, end of year	241,039	140,887	139,460
Accumulated deficit:
Balance, beginning of year	(326,062)	(179,194)	(225,299)
Net income (loss)	(16,299)	(146,681)	46,178
Net income attributable to non-controlling interests	(399)	(187)	(73)
Balance, end of year	(342,760)	(326,062)	(179,194)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(6,086)	6,651	21,354
Unrealized gain on interest rate exchange agreements	—	—	2,334
Change in pension and postretirement benefits	(12,455)	(21,518)	(26,179)
Deferred income taxes, net	5,106	8,781	9,142
Balance, end of year	(13,435)	(6,086)	6,651
Total stockholders' equity (deficit)	(114,633)	(101,346)	56,823	52,291	44,958	44,953

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2012	2011	2010

Cash provided by operating activities:
Net income (loss)	(16,299)	(146,681)	46,178
Results of discontinued operations	(2,527)	(1,246)	(1,119)
Income (loss) from continuing operations	(13,772)	(145,435)	47,297
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	65,917	70,306	71,924
Impairment of goodwill and other assets	1,388	204,439	899
Curtailment gains	—	(16,137)	(45,012)
Reduction in investment in TNI	—	11,900	—
Stock compensation expense	1,080	1,287	1,974
Distributions greater than earnings of MNI	700	347	334
Amortization (accretion) of debt fair value adjustment	3,919	(547)	(621)
Debt financing costs	2,857	12,612	8,480
Reorganization costs	37,765	—	—
Deferred income tax expense (benefit)	(779)	(25,910)	18,943
Changes in operating assets and liabilities:
Decrease in receivables	1,117	5,984	7,798
Decrease in inventories and other	1,981	4,583	3,190
Increase (decrease) in accounts payable, compensation and accrued liabilities and unearned revenue	423	(6,752)	(6,553)
Decrease in pension, postretirement and post employment benefits	(8,898)	(5,690)	(3,261)
Change in income taxes receivable or payable	(9,078)	(5,748)	162
Other	(4,100)	(3,697)	(1,454)
Net cash provided by operating activities of continuing operations	80,520	101,542	104,100
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(8,040)	(7,479)	(8,835)
Decrease (increase) in restricted cash	4,972	4,651	(862)
Proceeds from sale of assets	1,353	1,811	2,324
Distributions greater (less) than earnings of TNI	1,156	1,818	(383)
Other	(422)	104	118
Net cash provided by (required for) investing activities of continuing operations	(981)	905	(7,638)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	1,004,795	50,000	83,800
Payments on long-term debt	(1,065,455)	(137,330)	(170,545)
Debt financing and reorganization costs paid	(32,408)	(11,601)	(453)
Common stock transactions, net	—	(205)	(166)
Net cash required for financing activities of continuing operations	(93,068)	(99,136)	(87,364)
Net cash provided by (required for) discontinued operations:
Operating activities	178	1,062	3,034
Investing activities	3,716	(240)	(615)
Net increase (decrease) in cash and cash equivalents	(9,635)	4,133	11,517
Cash and cash equivalents:
Beginning of year	23,555	19,422	7,905
End of year	13,920	23,555	19,422

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to 2012, 2011, 2010 and the like refer to the fiscal years ended the last Sunday in September.

Lee Enterprises, Incorporated is a leading provider of local news and information and a major platform for advertising, in primarily midsize markets, with 47 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 23 states. We currently operate in a single operating segment.

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI Partners and Madison Newspapers, Inc., as discussed more fully below, were not included in the filings. During the Chapter 11 Proceedings, we, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. See Notes 5 and 9.

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in INN Partners, L.C. (“INN”).

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. Due to our fiscal calendar, 2012 includes 53 weeks of business operations. 2011 and 2010 include 52 weeks.

Subsequent Events

We have evaluated subsequent events through December 14, 2012. No events have occurred subsequent to September 30, 2012 that require disclosure or recognition in these financial statements, except as included herein.

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

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 30, 2012 and September 25, 2011 are less than replacement cost by $3,556,000 and $3,895,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

First-in, first-out	2,848	2,595
Last-in, first-out	2,723	2,719
	5,571	5,314

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and preprint insertion equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 54
Printing presses and insertion equipment	3 - 28
Other	3 - 20

We capitalize interest as a component of the cost of constructing major facilities. At September 30, 2012 and September 25, 2011, capitalized interest was not significant.

We recognize the fair value of a liability for a legal obligation to perform an asset retirement activity when such activity is a condition of a future event and the fair value of the liability can be estimated.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method as follows:

Years

Customer lists	7 - 23
Newspaper subscriber lists	7 - 33
Noncompete and consulting agreements	15

In assessing the recoverability of goodwill and other nonamortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business such as cash flow projections, stock price and other industry or market considerations. This assessment is normally made in the last fiscal quarter of each year.

We analyze goodwill and other nonamortized intangible assets for impairment more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. A non-cash impairment charge will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

Should we determine that a nonamortized intangible asset impairment is more likely than not, we make a determination of the individual asset's fair value. Fair value is determined using the relief from royalty method, which estimates fair value based upon appropriate royalties of future revenue discounted to their present value. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of such asset.

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

We also periodically evaluate the useful lives of amortizable intangible assets. Any resulting changes in the useful lives of such intangible assets will not impact our cash flows. However, a decrease in the useful lives of such intangible assets would increase future amortization expense and decrease future reported operating results and earnings per common share. See Note 4.

Minority Interest

Minority interest in earnings of INN is recognized in the Consolidated Financial Statements.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Circulation revenue is recorded over the print or digital product subscription term or as such newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

Fair Value of Financial Instruments

We utilize FASB ASC Topic 820, Fair Value Measurements and Disclosures, to measure and report fair value. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable, which consists of the following levels:

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $6,256,000 at September 30, 2012 are outstanding in support of our insurance program.

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

2    DISCONTINUED OPERATIONS

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000, before income taxes. The transaction resulted in a gain of approximately $2,000,000, after income taxes, which was recorded in October 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2012	2011	2010

Operating revenue	27,852	28,785	32,203

Loss from discontinued operations, before income taxes	(4,076)	(2,011)	(1,805)
Income tax benefit	(1,549)	(765)	(686)
Net loss	(2,527)	(1,246)	(1,119)

3     INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising and circulation of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

ASSETS

Current assets	8,029	7,857
Investments and other assets	13	32
Total assets	8,042	7,889

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	5,601	6,136
Members' equity	2,441	1,753
Total liabilities and members' equity	8,042	7,889

Summarized results of TNI are as follows:

(Thousands of Dollars)	2012	2011	2010

Operating revenue	59,043	62,452	64,379
Operating expenses, excluding workforce adjustments, depreciation and amortization	49,568	52,882	52,923
Workforce adjustments	(31)	1,190	784
Operating income	9,506	8,380	10,672

Company's 50% share	4,753	4,190	5,336
Less amortization of intangible assets	723	1,092	1,156
Equity in earnings of TNI	4,030	3,098	4,180

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(522,000), $76,000, and $291,000, in 2012, 2011 and 2010, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $5,994,000, $7,043,000, and $7,510,000 in 2012, 2011 and 2010, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 in 2011. See Note 4.

At September 30, 2012, the carrying value of the Company's 50% investment in TNI is $19,450,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of$12,366,000 and other identified intangible assets of $6,430,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 4.

Annual amortization of intangible assets is estimated to be $620,000 in 2013 and $418,000 in 2014, 2015, 2016 and 2017.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

ASSETS

Current assets	24,613	22,287
Investments and other assets	29,986	30,484
Property and equipment, net	7,707	8,519
Total assets	62,306	61,290

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	10,015	8,428
Other liabilities	6,720	5,960
Stockholders' equity	45,571	46,902
Total liabilities and stockholders' equity	62,306	61,290

Summarized results of MNI are as follows:

(Thousands of Dollars)	2012	2011	2010

Operating revenue	70,158	73,011	75,137
Operating expenses, excluding workforce adjustments, depreciation and amortization	57,981	60,982	61,467
Workforce adjustments	546	530	296
Depreciation and amortization	1,689	2,227	2,372
Operating income	9,942	9,272	11,002

Net income	6,469	6,106	7,132

Equity in earnings of MNI	3,201	3,053	3,566

Fees for editorial services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $8,098,000, $8,201,000 and $8,318,000, in 2012, 2011 and 2010, respectively.

4    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2012	2011

Goodwill, gross amount	1,536,000	1,536,000
Accumulated impairment losses	(1,288,729)	(1,102,448)
Goodwill, beginning of year	247,271	433,552
Impairment	—	(186,281)
Goodwill, end of year	247,271	247,271

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 30 2012	September 25 2011

Nonamortized intangible assets:
Mastheads	28,875	28,875
Amortizable intangible assets:
Customer and newspaper subscriber lists	864,184	864,184
Less accumulated amortization	441,772	399,477
	422,412	464,707
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,519	28,517
	5	7
	451,292	493,589

Due primarily to the difference between our stock price and the per share carrying value of our net assets, we analyzed the carrying value of our net assets in 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses. We concluded the fair value of our business did not exceed the carrying value of our net assets in 2011.

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill, nonamortized and amortizable intangible assets in 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2010, 2011 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2012	2011	2010

Continuing operations:
Goodwill	—	186,281	—
Nonamortized intangible assets	—	13,259	—
Amortizable intangible assets	—	4,199	—
Property and equipment	1,388	700	899
	1,388	204,439	899
Reduction in investment in TNI	—	11,900	—
	1,388	216,339	899

Discontinued operations	3,606	700	2,391

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional impairment charges in the future.

Annual amortization of intangible assets for the five years ending September 2017 is estimated to be $38,716,000, $38,564,000, $38,131,000, $36,979,000, and $35,898,000, respectively.

5     DEBT

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

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At September 30, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At September 30, 2012, the balance outstanding under the term loan is $661,850,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

We are required to repay principal amounts, on a quarterly basis until maturity, under the 1st Lien Agreement. Principal payments are required quarterly beginning in June 2012, and total $11,000,000 in 2013, $12,750,000 in 2014, $13,500,000 in 2015 and $3,375,000 in 2016, prior to the final maturity.

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

2012 payments made under the 1st Lien Agreement are summarized as follows:

(Thousands of Dollars)	2012

Mandatory	5,000
Voluntary	19,450
Asset sales	3,210
Excess cash flow	—
27,660

There were no net principal payments made in 2012 under the previous credit agreement. Since September 30, 2012, principal payments under the 1st Lien Agreement total $17,750,000.

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

The Credit Parties have also granted a first priority security interest on substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the 1st Lien Agreement. Assets of Pulitzer and its subsidiaries, TNI, our ownership interest in, and assets of, MNI and certain employee benefit plan assets are excluded. However, assets of Pulitzer and its subsidiaries, excluding TNI, become subject to a first priority security interest of the Credit Parties upon repayment in full of the Pulitzer Notes, as discussed more fully below.

The revolving credit facility has a super-priority security interest over all of the collateral securing the term loan under the 1st Lien Agreement, superior to that of the term loan lenders.

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $836,850,000 at September 30, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at September 30, 2012 under the 1st Lien Agreement was 6.7:1 Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at September 30, 2012 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at September 30, 2012.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at September 30, 2012 was 1.93:1. Our minimum interest expense coverage ratio covenant will decrease, in stages, from 1.25:1 at September 30, 2012 to 1.1:1 in December 2015.

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

The Pulitzer Notes bear interest at 10.55%, increasing 0.75% in January 2013 and in January of each year thereafter. Due to the increasing interest rate, interest on the Pulitzer Notes is charged to expense using a calculated effective interest rate during the period. This method increased 2012 financial expense $871,000 from the amount actually payable to the Noteholders during this period.

Principal Payments

At September 30, 2012, the balance of the Pulitzer Notes is $109,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled annual prepayments totaling $1,400,000 in 2012 and $6,400,000 annually thereafter.

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

2012 payments made under the Pulitzer Notes are summarized as follows:

(Thousands of Dollars)	2012

Prior to refinancing	500
Pursuant to the Plan, net	11,645
Mandatory	1,400
Voluntary	15,955
Asset sales	—
Excess cash flow	—
29,500

Since September 30, 2012, principal payments under the Pulitzer Notes total $9,000,000.

Security

The Guaranty Agreement provides that obligations under the Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries other than TNI. The Pulitzer Notes are also secured by first priority security interests in the stock and other equity interests owned by Pulitzer in its subsidiaries other than TNI. Also, Pulitzer and each of its subsidiaries granted a first priority security interest on substantially all of its tangible and intangible assets, and granted first lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the Pulitzer Notes. Our ownership interest in TNI and certain employee benefit plan assets are excluded. However, assets of Pulitzer and its subsidiaries, excluding TNI, become subject to a first priority security interest of the Credit Parties upon repayment in full of the Pulitzer Notes, as discussed more fully below.

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $25,600,000 at September 30, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

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

Other

Cash payments to the Lenders, Noteholders and legal and professional fees related to the Plan totaled $38,628,000, of which $6,273,000 was paid in 2011, and the remainder of which was paid in 2012.  $721,000 of such costs were charged to expense in 2011. In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 as debt financing costs prior to consummation of the Plan, with the remainder classified as reorganization costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon consummation of the Plan.

Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. This amount is being amortized as a non-cash component of financial expense over the terms of the related debt. Such amounts totaled $4,085,000 in 2012 and are estimated to total $5,418,000 in 2013, $5,359,000 in 2014, $5,293,000 in 2015, $2,429,000 in 2016 and $1,125,000 in 2017.

Debt is summarized as follows:

	Amount		Interest Rates (%)
(Thousands of Dollars)	September 30 2012	September 25 2011	September 30 2012

1st Lien Agreement	661,850	—	7.50
2nd Lien Agreement	175,000	—	15.00
Previous credit agreement:
Term loan	—	569,335
Revolving credit facility	—	286,425
Pulitzer Notes	109,000	138,500	10.55
Unaccreted (unamortized) present value adjustment	(19,624)	290
	926,226	994,550
Less current maturities of debt	17,400	994,550
Current amount of present value adjustment	(5,418)	—
Total long term debt	914,244	—

At September 30, 2012, our weighted average cost of debt is 9.2%.

Aggregate maturities of debt total $17,400,000 in 2013, $19,150,000 in 2014, $19,900,000 in 2015, $714,400,000 in 2016 and $175,000,000 in 2017.

Liquidity

At September 30, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at September 30, 2012 totals $43,862,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 30, 2012.

At December 14, 2012, the principal amount of our outstanding debt totals $919,100,000. This amount is already less than the $938,700,000 amount projected in the Plan in September 2013. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

The net periodic cost components of our pension plans are as follows:

(Thousands of Dollars)	2012	2011	2010

Service cost for benefits earned during the year	30	169	792
Interest cost on projected benefit obligation	7,975	8,354	8,888
Expected return on plan assets	(8,891)	(9,733)	(9,568)
Amortization of net loss	2,370	812	453
Amortization of prior service benefit	(136)	(137)	(136)
Curtailment gains	—	—	(2,004)
Net periodic pension cost (benefit)	1,348	(535)	(1,575)

Net periodic pension benefit of $56,000, $56,000 and $122,000 is allocated to TNI in 2012, 2011 and 2010, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2012	2011

Benefit obligation, beginning of year	186,826	178,179
Service cost	30	169
Interest cost	7,975	8,354
Actuarial loss	17,268	12,299
Benefits paid	(10,880)	(11,584)
Curtailment gain	—	(591)
Benefit obligation, end of year	201,219	186,826
Fair value of plan assets, beginning of year:	115,596	125,464
Actual return on plan assets	24,849	1,007
Benefits paid	(10,880)	(11,584)
Administrative expenses paid	(1,472)	(1,428)
Employer contributions	6,807	2,137
Fair value of plan assets, end of year	134,900	115,596
Funded status - benefit obligation in excess of plan assets	66,319	71,230

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

Pension obligations	66,319	71,230
Accumulated other comprehensive loss (before income taxes)	(50,945)	(50,396)

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

Unrecognized net actuarial loss	(51,871)	(51,459)
Unrecognized prior service benefit	926	1,063
	(50,945)	(50,396)

We expect to recognize $2,287,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2013.

The accumulated benefit obligation for the plans total $201,219,000 at September 30, 2012 and $186,672,000 at September 25, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $201,219,000, $201,219,000, and $134,900,000, respectively, at September 30, 2012.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 30 2012	September 25 2011

Discount rate	3.85	4.4
Rate of compensation increase	NA	3.5

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2012	2011	2010

Discount rate	4.4	4.8	5.5
Expected long-term return on plan assets	7.9	8.0	8.0
Rate of compensation increase	NA	3.5	3.5

For 2013, the expected long-term return on plan assets is 7.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)		Actual Allocation
Asset Class	Current Policy Allocation	September 30 2012	September 25 2011

Equity securities	50-75	63	66
Debt securities	25-35	29	33
Private equity investments	0-12	—	—
Cash and cash equivalents	—	2	1
Receivables, net	—	6	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. At September 30, 2012, certain plan assets were in process of reallocation. These assets were invested in equity securities in October 2012. In 2012, the policy allocation was amended to allow private equity investments.

New collective bargaining agreements in 2011 and 2010 resulted in the freezing of certain defined pension benefits in 2011 and 2010 and non-cash curtailment gains in 2010.  See Note 7.

Fair Value Measurements

The fair value hierarchy of pension assets at September 30, 2012 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	2,029	—	—
Receivables, net	8,117	—	—
Domestic equity securities	27,499	47,714	—
International equity securities	—	9,613	—
Debt securities	32,169	7,759	—

There were no purchases, sales or transfer of assets classified as Level 3 in 2012, 2011 or 2010.

Cash Flows

Based on our forecast at September 30, 2012, we expect to make contributions totaling $2,733,000 to our pension trust in 2013.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2013	11,421
2014	11,263
2015	11,277
2016	11,356
2017	11,430
2018-2022	57,603

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,595,000 and $2,654,000 at September 30, 2012 and September 25, 2011, respectively, of which $279,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 30, 2012.

Certain of our current and former employees participate in multi-employer retirement plans sponsored by their respective bargaining units. The amount charged to operating expense, representing our required contributions to these plans, is $398,000 in 2012, $488,000 in 2011 and $497,000 in 2010. At September 30, 2012 and September 25, 2011, we have accrued multi-employer plan withdrawal liabilities of $1,426,000 and $1,319,000, respectively.

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

The net periodic postretirement benefit cost components for our postretirement plans are as follows:

(Thousands of Dollars)	2012	2011	2010

Service cost for benefits earned during the year	728	927	361
Interest cost on projected benefit obligation	1,109	1,600	2,971
Expected return on plan assets	(2,129)	(2,248)	(2,274)
Amortization of net actuarial gain	(2,451)	(2,467)	(2,447)
Amortization of prior service benefit	(1,459)	(1,455)	(1,994)
Curtailment gains	—	(16,137)	(43,008)
Net periodic postretirement benefit	(4,202)	(19,780)	(46,391)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2012	2011

Benefit obligation, beginning of year	26,472	50,482
Service cost	728	927
Interest cost	1,109	1,600
Actuarial (gain) loss	5,269	(2,311)
Benefits paid, net of premiums received	(2,965)	(2,922)
Changes in plan provisions	—	(5,931)
Curtailment gains	—	(15,535)
Medicare Part D subsidies	115	162
Benefit obligation, end of year	30,728	26,472
Fair value of plan assets, beginning of year	38,529	41,447
Actual return on plan assets	2,127	19
Employer contributions (reimbursements)	(690)	1,347
Benefits paid, net of premiums and Medicare Part D subsidies received	(2,851)	(2,760)
Benefits paid for active employees	(2,852)	(1,524)
Fair value of plan assets at measurement date	34,263	38,529
Funded status - benefit obligation less than plan assets	(3,535)	(12,057)

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets was $4,016,000 at September 30, 2012. There are no plan assets related to this plan.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

Noncurrent assets	7,551	14,934
Postretirement benefit obligations	4,016	2,877
Accumulated other comprehensive income (before income tax benefit)	30,344	42,379

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

Unrecognized net actuarial gain	16,570	27,145
Unrecognized prior service benefit	13,774	15,234
	30,344	42,379

We expect to recognize $1,324,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit cost in 2013.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 30 2012	September 25 2011

Discount rate	3.85	4.4
Expected long-term return on plan assets	4.5	5.75

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2012	2011	2010

Discount rate	4.4	4.8	5.5
Expected long-term return on plan assets	5.75	5.75	5.75

Assumed health care cost trend rates are as follows:

(Percent)	September 30 2012	September 25 2011

Health care cost trend rates	9.0	9.0
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	5.0	5.0
Year in which the rate reaches the Ultimate Trend Rate	2020	2019

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2012:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	53	(48)
Effect on postretirement benefit obligation	1,452	(1,306)

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)		Actual Allocation
Asset Class	Current Policy Allocation	September 30 2012	September 25 2011

Equity securities	10-30	21	8
Debt securities	70-90	75	85
Cash and cash equivalents	—	2	7
Receivables, net	—	2	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 30, 2012 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	692	—	—
Receivables, net	803	—	—
Domestic equity securities	4,385	2,069	—
International equity securities	—	671	—
Debt securities	—	25,643	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2012, 2011 or 2010.

Cash Flows

Based on our forecast at September 30, 2012, we do not expect to contribute to our postretirement plans in 2013.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2013	3,280	(220)	3,060
2014	3,080	(230)	2,850
2015	2,980	(230)	2,750
2016	2,960	(230)	2,730
2017	2,900	(230)	2,670
2018-2022	13,280	(1,100)	12,180

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

Litigation

Several of the plan changes noted above were the subject of litigation, or arbitration claims, under the terms of the respective collective bargaining agreements. In 2012, we settled all such claims with payments to plan participants totaling $2,802,000. These payments are classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,143,000 at September 30, 2012 and $3,227,000 at September 25, 2011.

8    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have other retirement and compensation plans for executives and others. Company contributions under such plans were substantially reduced or eliminated in 2010. In 2011 certain of those contributions were reinstated.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $3,533,000 in 2012, $2,666,000 in 2011 and $1,894,000 in 2010.

9     COMMON STOCK, CLASS B COMMON STOCK AND PREFERRED SHARE PURCHASE RIGHTS

Common Stock

Under the Plan, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. 2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock is allowed to continue to be listed during a cure period. In February 2012, the NYSE notified the Company that it was again in compliance with the minimum closing price standard. At September 30, 2012, our average market capitalization also exceeds the $50,000,000 minimum required by the NYSE. However, the NYSE has not yet notified us that the Company has returned to compliance with the market capitalization standard. Continued listing is subject to ongoing reassessment by the NYSE. We are currently operating under an NYSE-approved plan and expect any issues to be successfully addressed within the time frames required under the NYSE rules.

Class B Common Stock

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

Preferred Share Purchase Rights

In 1998, the Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). Under the Rights Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) for each outstanding share of Common Stock and Class B Common Stock (collectively “Common Shares”) of the Company. Rights are attached to, and automatically trade with, the Company's Common Shares. In 2008, the Board of Directors approved an amendment to the Rights Plan. The amendment increased the beneficial ownership threshold to 25% from 20% for stockholders purchasing Common Stock for passive investment only and decreased the threshold to 15% for all other investors. In addition, the amendment extended the expiration of the Rights Plan to May 31, 2018 from May 31, 2008.

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

10    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,080,000, $1,287,000 and $1,974,000, in 2012, 2011 and 2010, respectively.

At September 30, 2012, we have reserved 4,539,716 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 30, 2012, 1,437,270 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2012	2011	2010

Under option, beginning of year	1,812	940	1,009
Granted	1,520	1,105	—
Exercised	—	(15)	—
Canceled	(230)	(218)	(69)
Under option, end of year	3,102	1,812	940

Exercisable, end of year	1,298	552	423

Weighted average prices of stock options are as follows:

(Dollars)	2012	2011	2010

Granted	1.16	2.57	—
Under option, end of year	3.18	5.07	8.77

The following assumptions were used to estimate the fair value of 2012 and 2011 option awards:

	2012	2011

Volatility (Percent)	122	111
Risk-free interest rate (Percent)	0.76	1.01
Expected term (Years)	4.7	4.7
Estimated fair value (Dollars)	0.95	2.00

A summary of stock options outstanding at September 30, 2012 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1 - 5	2,971,125	8.5	1.79	1,166,890	2.31
5 - 50	131,321	2.9	34.59	131,321	34.59
	3,102,446	8.2	3.18	1,298,211	5.58

Total unrecognized compensation expense for unvested stock options at September 30, 2012 is $1,990,000, which will be recognized over a weighted average period of 2.3 years.

The aggregate intrinsic value of options outstanding at September 30, 2012 is $457,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2012	2011	2010

Outstanding, beginning of year	—	299	453
Granted	500	—	—
Vested	—	(297)	(143)
Forfeited	—	(2)	(11)
Outstanding, end of year	500	—	299

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2012	2011	2010

Outstanding, beginning of year	—	15.02	19.35
Granted	1.31	—	—
Vested	—	15.02	28.73
Forfeited	—	15.02	15.02
Outstanding, end of year	1.31	—	15.02

The fair value of restricted Common Stock vested in 2011 and 2010, is $723,000 and $554,000, respectively.

Total unrecognized compensation expense for unvested restricted Common Stock at September 30, 2012 is $613,000, which will be recognized over a weighted average period of 2.8 years.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2012, 2011 or 2010.

11    INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2012	2011	2010

Current:
Federal	(8,244)	4,604	8,673
State	(2,210)	(55)	833
Deferred	(466)	(25,630)	19,116
	(10,920)	(21,081)	28,622

Continuing operations	(9,371)	(20,316)	29,308
Discontinued operations	(1,549)	(765)	(686)
	(10,920)	(21,081)	28,622

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2012	2011	2010

Computed “expected” income tax expense (benefit)	(35.0)	(35.0)	35.0
State income taxes (benefit), net of federal tax expense (benefit)	(1.9)	(2.3)	4.3
Net income of associated companies taxed at dividend rates	(6.2)	(0.5)	(1.4)
Domestic production deduction	2.1	(0.5)	(0.8)
Resolution of tax matters	(3.9)	0.5	(3.5)
Impairment of goodwill and other assets	—	23.9	—
Valuation allowance	1.8	1.0	(0.1)
Tax law change	—	—	4.1
Non deductible costs of Chapter 11 Proceedings	9.3	—	—
Changes in tax basis	(5.6)	—	—
Other	(1.1)	0.6	0.6
	(40.5)	(12.3)	38.2

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 30 2012	September 25 2011

Deferred income tax liabilities:
Property and equipment	(40,684)	(29,170)
Investments	(11,651)	(6,576)
Identified intangible assets	(50,472)	(45,472)
Long-term debt and interest rate exchange agreements	—	(997)
Other	(1,155)	—
	(103,962)	(82,215)
Deferred income tax assets:
Long-term debt	33,682	—
Accrued compensation	5,540	7,067
Allowance for doubtful accounts and losses on loans	817	1,570
Pension and postretirement benefits	5,569	5,305
State operating loss carryforwards	24,613	23,515
Accrued expenses	2,508	5,024
Other	—	2,063
	72,729	44,544
Valuation allowance	(28,118)	(27,566)
Net deferred income tax liabilities	(59,351)	(65,237)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 30 2012	September 25 2011

Current assets	789	967
Non-current liabilities	(60,140)	(66,204)
Net deferred income tax liabilities	(59,351)	(65,237)

A reconciliation of 2012 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2012

Balance, beginning of year	6,752
Decreases in tax positions for prior years	(163)
Decreases in tax positions for the current year	(360)
Lapse in statute of limitations	(1,312)
Balance, end of year	4,917

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3,264,000 at September 30, 2012. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $710,000 at September 30, 2012 and $1,139,000 at September 25, 2011. There were no amounts provided for penalties at September 30, 2012 or September 25, 2011.

At September 30, 2012, we had approximately $796,814,000 of net operating loss carryforwards (“NOLs”) for state tax purposes that expire between 2014 and 2032. Such NOLs result in a deferred income tax asset of $24,613,000 at September 30, 2012, substantially all of which is offset by a valuation allowance. The valuation allowance not related to NOLs is $ 3,613,000 at September 30, 2012 and $4,068,000 at September 25, 2011.

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets will result in reduced  depreciation and amortization expense for income tax purposes beginning in 2013.

12    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of other investments, consisting of debt and equity securities in a deferred compensation trust, is carried at fair value based upon quoted market prices. Investments totaling $8,640,000, consisting primarily of our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the 2nd Lien Agreement and Pulitzer Notes, which are not traded on an active market and are held by small groups of investors. We are unable, as of September 30, 2012 and September 25, 2011, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value, as discussed more fully in Note 16, is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Financial Statements at September 30, 2012 and September 25, 2011:

(Thousands of Dollars)	September 30 2012	September 25 2011

Level 1	—	—
Level 2	—	—
Level 3 - Herald Value - liability	300	300

In 2011, we reduced the Herald Value from $2,300,000 as of September 26, 2010 to $300,000 based on the most recent estimate of fair value. There were no realized or unrealized gains or losses, purchases, sales, or transfers related to the Herald Value in 2012 or 2010.

In 2012, 2011 and 2010, we reduced the carrying value of equipment no longer in use by $1,388,000, $700,000 and $899,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

13       EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2012	2011	2010

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	(14,171)	(145,622)	47,224
Discontinued operations	(2,527)	(1,246)	(1,119)
	(16,698)	(146,868)	46,105

Weighted average Common Shares	49,357	44,912	44,902
Less non-vested restricted Common Stock	(96)	(65)	(347)
Basic average Common Shares	49,261	44,847	44,555
Dilutive stock options and restricted Common Stock	—	—	400
Diluted average Common Shares	49,261	44,847	44,955

Earnings (loss) per common share:
Basic:
Continuing operations	(0.29)	(3.25)	1.06
Discontinued operations	(0.05)	(0.03)	(0.03)
	(0.34)	(3.27)	1.03

Diluted:
Continuing operations	(0.29)	(3.25)	1.05
Discontinued operations	(0.05)	(0.03)	(0.02)
	(0.34)	(3.27)	1.03

For 2012, 2011 and 2010, we had 2,334,000, 1,944,000, and 942,000 weighted average shares, respectively, subject to issuance under our stock option and employee stock purchase plans that have no intrinsic value. No stock options were considered in the computation of loss per common share in 2012 or 2011.

14    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2012	2011	2010

Balance, beginning of year	5,387	5,262	5,853
Additions charged to expense	1,448	2,497	2,903
Deductions from reserves	(1,945)	(2,372)	(3,494)
Balance, end of year	4,890	5,387	5,262

15    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 30 2012	September 25 2011

Compensation	12,556	10,207
Retirement plans	4,215	4,442
Interest	10,507	4,352
Other	11,281	14,990
	38,559	33,991

Cash payments are as follows:

(Thousands of Dollars)	2012	2011	2010

Interest	72,131	53,133	65,791
Debt financing and reorganization costs	32,408	11,601	453
Income taxes, net of refunds	1,140	10,462	3,753

Accumulated other comprehensive loss, net of deferred income taxes at September 30, 2012 and September 25, 2011 is related to pension and postretirement benefits.

16    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2017 and thereafter are $3,534,000, $1,897,000, $1,647,000, $1,557,000, $1,246,000 and $4,302,000, respectively. Total operating lease expense is $4,135,000, $4,527,000 and $4,549,000, in 2012, 2011 and 2010, respectively.

Capital Expenditures

At September 30, 2012, we had construction and equipment purchase commitments totaling approximately $900,000.

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

The Operating Agreement provided Herald a one-time right to require PD LLC to redeem its interest in PD LLC, together with its interest, if any, in STL Distribution Services LLC ("DS LLC") (the “2010 Redemption”). We recorded the present value of the remaining amount of this potential liability in our Consolidated Balance Sheet in 2008, with the offset primarily to goodwill in the amount of $55,594,000, and the remainder recorded as a reduction of retained earnings. The present value of the 2010 Redemption in February 2009 was approximately $73,602,000.

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and

DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value. The actual amount of the Herald Value will depend on such variables as future cash flows and indebtedness of PD LLC and DS LLC, market valuations of newspaper properties and the timing of the request for redemption. Cash settlement of the Herald Value is limited by the terms of our debt agreements.

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

17    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2012

Operating revenue	192,042	165,461	172,640	180,343

Net income (loss) from continuing operations	14,406	(26,373)	(1,045)	(761)
Discontinued operations, net of income taxes	218	(169)	(309)	(2,266)
Net income (loss)	14,624	(26,542)	(1,354)	(3,027)

Income (loss) attributable to Lee Enterprises, Incorporated	14,554	(26,625)	(1,473)	(3,154)

Earnings (loss) per common share:
Basic:
Continuing operations	0.32	(0.53)	(0.02)	(0.02)
Discontinued operations	—	—	(0.01)	(0.04)
	0.32	(0.53)	(0.03)	(0.06)

Diluted:
Continuing operations	0.32	(0.53)	(0.02)	(0.02)
Discontinued operations	—	—	(0.01)	(0.04)
	0.32	(0.54)	(0.03)	(0.06)

2011

Operating revenue	199,485	171,562	180,457	175,815

Net income (loss) from continuing operations	18,747	(1,106)	(155,067)	(8,009)
Discontinued operations, net of income taxes	230	(343)	(409)	(724)
Net income (loss)	18,977	(1,449)	(155,476)	(8,733)

Income (loss) attributable to Lee Enterprises, Incorporated	18,941	(1,472)	(155,553)	(8,784)

Earnings (loss) per common share:
Basic:
Continuing operations	0.42	(0.02)	(3.45)	(0.18)
Discontinued operations	0.01	(0.01)	(0.01)	(0.02)
	0.42	(0.03)	(3.46)	(0.20)

Diluted:
Continuing operations	0.42	(0.02)	(3.45)	(0.18)
Discontinued operations	0.01	(0.01)	(0.01)	(0.02)
	0.42	(0.03)	(3.46)	(0.20)

Results of operations for the December and March quarters of 2012 include reorganization costs of $1,241,000 and $36,626,000, respectively. Results of operations for the December, March and June quarters of 2011 include non-cash curtailment gains of $10,172,000, $1,991,000 and $3,974,000, respectively. Results of operations, including discontinued operations, for the September quarter of 2012 include non-cash impairment charges of $4,994,000. Results of operations, including discontinued operations, for the June and September quarters of 2011 include non-cash impairment charges, net of deferred income tax benefit, of $199,325,000 and $17,714,000, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the 53-week period ended September 30, 2012 and each of the 52-week periods ended September 25, 2011 and September 26, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheets of Madison Newspapers, Inc., and Subsidiary (MNI), a 50% owned investee company, as of September 30, 2012 and September 25, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 2012, September 25, 2011 and September 26, 2010. The Company's investment in MNI at September 30, 2012 and September 25, 2011, was $22,751,000 and $23,451,000, respectively, and its equity in earnings of MNI was $3,235,000, $3,053,000, and $3,566,000 for the 53-week period ended September 30, 2012, the 52-week period ended September 25, 2011 and the 52-week period ended September 26, 2010, respectively. The consolidated financial statements of MNI were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2012 and September 25, 2011, and the results of their operations and their cash flows for the 53-week period ended September 30, 2012 and each of the 52-week periods ended September 25, 2011 and September 26, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 14, 2012

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

10.11 *	Note Agreement dated as of January 30, 2012 by and among St. Louis Post-Dispatch LLC and certain Noteholders from time to time party thereto (Exhibit 10.11 to Form 8-K filed on February 3, 2012)

Number	Description

10.12 *	Guaranty Agreement dated as of January 30, 2012 of Pulitzer Inc. in favor of certain Noteholders (Exhibit 10.12 to Form 8-K filed on February 3, 2012)

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

10.30.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

10.30.2 +*
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective as of October 1, 1999, as amended November 16, 2005). (Exhibit 10.15.1a to Form 10-K for the Fiscal Year Ended September 30, 2005)

10.31 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Exhibit A to Schedule 14A Definitive Proxy Statement for 2010)

10.32 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.33 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.34 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.35 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.36 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of McGladrey LLP, Independent Registered Public Accounting Firm

23.3	Report of McGladrey LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002