Form 10-Q
period 2012-12-30
LEE ENTERPRISES, INC
filed 2013-02-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 30, 2012

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2013, 52,296,241 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2013", "2012" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 30 2012	September 30 2012

ASSETS

Current assets:
Cash and cash equivalents	20,284	13,920
Accounts receivable, net	77,267	68,190
Income taxes receivable	—	7,887
Inventories	7,075	7,454
Deferred income taxes	789	789
Other	5,187	6,261
Assets of discontinued operations	—	12,213
Total current assets	110,602	116,714
Investments:
Associated companies	43,176	42,201
Other	10,075	10,033
Total investments	53,251	52,234
Property and equipment:
Land and improvements	24,650	24,535
Buildings and improvements	188,787	188,743
Equipment	299,482	299,905
Construction in process	3,842	2,567
	516,761	515,750
Less accumulated depreciation	334,934	330,531
Property and equipment, net	181,827	185,219
Goodwill	244,229	244,229
Other intangible assets, net	441,588	451,292
Postretirement assets, net	7,981	7,551
Other	4,027	3,897

Total assets	1,043,505	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 30 2012	September 30 2012

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	9,496	11,982
Accounts payable	21,527	22,978
Compensation and other accrued liabilities	36,282	38,559
Income taxes payable	3,481	—
Unearned revenue	34,449	35,078
Liabilities of discontinued operations	—	1,714
Total current liabilities	105,235	110,311
Long-term debt, net of current maturities	889,089	914,244
Pension obligations	68,137	68,636
Postretirement and postemployment benefit obligations	7,374	7,160
Deferred income taxes	58,335	60,140
Income taxes payable	6,201	6,062
Other	8,325	8,639
Total liabilities	1,142,696	1,175,192
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	523	523
December 30, 2012; 52,296 shares; $0.01 par value
September 30, 2012; 52,291 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	241,417	241,039
Accumulated deficit	(328,194)	(342,760)
Accumulated other comprehensive loss	(13,528)	(13,435)
Total stockholders' deficit	(99,782)	(114,633)
Non-controlling interests	591	577
Total deficit	(99,191)	(114,056)
Total liabilities and deficit	1,043,505	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 30 2012	December 25 2011

Operating revenue:
Advertising	128,690	137,322
Circulation	46,226	44,506
Other	10,543	10,214
Total operating revenue	185,459	192,042
Operating expenses:
Compensation	66,435	69,839
Newsprint and ink	12,247	14,086
Other operating expenses	54,468	54,821
Depreciation	5,526	6,041
Amortization of intangible assets	9,704	10,924
Workforce adjustments	803	298
Total operating expenses	149,183	156,009
Equity in earnings of associated companies	3,045	2,812
Operating income	39,321	38,845
Non-operating income (expense):
Financial income	80	55
Financial expense	(23,466)	(12,752)
Debt financing costs	(47)	(2,024)
Other, net	7,007	—
Total non-operating expense, net	(16,426)	(14,721)
Income before reorganization costs and income taxes	22,895	24,124
Reorganization costs	—	1,241
Income before income taxes	22,895	22,883
Income tax expense	9,379	8,477
Income from continuing operations	13,516	14,406
Discontinued operations, net of income taxes	1,167	218
Net income	14,683	14,624
Net income attributable to non-controlling interests	(117)	(70)
Income attributable to Lee Enterprises, Incorporated	14,566	14,554
Other comprehensive income (loss), net of income taxes	(93)	152
Comprehensive income attributable to Lee Enterprises, Incorporated	14,473	14,706

Income from continuing operations attributable to Lee Enterprises, Incorporated	13,399	14,336

Earnings per common share:
Basic:
Continuing operations	0.26	0.32
Discontinued operations	0.02	—
	0.28	0.32

Diluted:
Continuing operations	0.26	0.32
Discontinued operations	0.02	—
	0.28	0.32

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Cash provided by operating activities:
Net income	14,683	14,624
Results of discontinued operations	1,167	218
Income from continuing operations	13,516	14,406
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	15,230	16,965
Amortization (accretion) of debt present value adjustment	1,359	(124)
Stock compensation expense	368	248
Distributions greater (less) than earnings of MNI	(21)	70
Deferred income tax expense (benefit)	(1,740)	1,206
Debt financing costs	52	2,024
Reorganization costs	—	1,241
Gain on sale of investments	(7,093)	—
Changes in operating assets and liabilities:
Increase in receivables	(9,077)	(12,179)
Decrease in inventories and other	1,319	1,655
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(4,692)	(6,865)
Decrease in pension, postretirement and postemployment benefit obligations	(873)	(844)
Change in income taxes receivable or payable	10,874	7,272
Other, net	(519)	(510)
Net cash provided by operating activities of continuing operations	18,703	24,565
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(2,073)	(1,875)
Decrease in restricted cash	—	4,972
Proceeds from sales of assets	7,215	1,324
Distributions greater (less) than earnings of TNI	(954)	586
Other, net	(114)	—
Net cash provided by investing activities of continuing operations	4,074	5,007
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	—	21,180
Payments on long-term debt	(29,000)	(31,825)
Debt financing and reorganization costs paid	—	(10,136)
Common stock transactions, net	6	—
Net cash required for financing activities of continuing operations	(28,994)	(20,781)
Net cash provided by (required for) discontinued operations
Operating activities	—	(913)
Investing activities	12,581	(5)
Net increase in cash and cash equivalents	6,364	7,873
Cash and cash equivalents:
Beginning of period	13,920	23,555
End of period	20,284	31,428

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 30, 2012 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2012 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Notes 2 and 4.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2013”, “2012” and the like refer to the fiscal years ended the last Sunday in September.

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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. See Notes 5 and 12.

2DISCONTINUED OPERATIONS

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash. The transaction resulted in a gain of $1,167,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Operating revenue	—	7,519
Costs and expenses	—	6,973
Gain on sale of the North County Times	1,800	—

Income from discontinued operations, before income taxes	1,800	351
Income tax expense	633	133
Net income	1,167	218

In January 2013, we entered into an agreement to sell The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000, before income taxes. The transaction, which is subject to customary closing conditions, is expected to be completed in the 13 weeks ending March 31, 2013. We expect to record a loss on the sale of The Garden Island of approximately $2,500,000 after income taxes.

At December 30, 2012, we had not committed to a plan to sell The Garden Island and did not meet the criteria in FASB Accounting Standards Codification 360-10-45-9 in order to consider the assets held for sale. Accordingly, we have not reclassified its assets, liabilities and results of operations as discontinued operations at December 30, 2012.

3INVESTMENTS IN ASSOCIATED COMPANIES

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	14 Weeks Ended	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Operating revenue	17,544	16,522
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,637	13,062
Workforce adjustments	—	(64)
Operating income	3,907	3,524

Company's 50% share of operating income	1,954	1,762
Less amortization of intangible assets	181	180
Equity in earnings of TNI	1,773	1,582

Certain assets utilized by TNI are owned by Star Publishing and Citizen. Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(168,000) and $(105,000) in the 14 weeks ended December 30, 2012 and 13 weeks ended December 25, 2011, respectively.

Annual amortization of intangible assets is estimated to be $544,000 in the 52 week period ending December 2013 and $418,000 in each of the 52 week periods ending December 2014, December 2015, December 2016 and December 2017.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Operating revenue	18,564	19,457
Operating expenses, excluding workforce adjustments, depreciation and amortization	14,049	15,094
Workforce adjustments	—	26
Depreciation and amortization	383	424
Operating income	4,132	3,913

Net income	2,543	2,460

Equity in earnings of MNI	1,272	1,230

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 30 2012

Goodwill, gross amount	1,536,000
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period, as previously reported	247,271
Goodwill allocated to discontinued operations	(3,042)
Goodwill, beginning of period, as reclassified	244,229
Goodwill, end of period	244,229

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 30 2012	September 30 2012

Nonamortized intangible assets:
Mastheads	28,875	28,875
Amortizable intangible assets:
Customer and newspaper subscriber lists	864,184	864,184
Less accumulated amortization	451,475	441,772
	412,709	422,412
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,520	28,519
	4	5
	441,588	451,292

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

Annual amortization of intangible assets for the 52 week periods ending December 2013, December 2014, December 2015, December 2016 and December 2017 is estimated to be $38,666,000, $38,527,000, $37,851,000, $36,646,000 and $35,807,000, respectively.

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

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At December 30, 2012, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At December 30, 2012, the balance outstanding under the term loan is $641,850,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2013 payments made under the 1st Lien Agreement, and required to be made for the remainder of the year, are summarized as follows:

	13 Weeks Ended	13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	—	—	—
Asset sales	7,750	—	—	—
Excess cash flow	—	—	—	—
	20,000	2,500	3,000	3,000

2012 payments made under the 1st Lien Agreement are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	3,000
Asset sales	2,410	150	650
Excess cash flow	—	—	—
	15,010	6,500	6,150

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $816,850,000 at December 30, 2012, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at December 30, 2012 under the 1st Lien Agreement was 6.6:1 Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at December 30, 2012 to 9.1:1 in December

2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.7:1 at December 30, 2012.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at December 30, 2012 was 1.67:1. Our minimum interest expense coverage ratio covenant is 1.1:1 at December 30, 2012.

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

From January 30, 2013 until January 30, 2014, the 2nd Lien Agreement may be redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity. Terms of the 1st Lien Agreement also restrict principal payments under the 2nd Lien Agreement.

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

2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock valued at $9,576,000 based on the closing stock price of $1.42 on the date of issuance, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012. 2nd Lien Lenders also received $8,750,000 in the form of non-cash fees, which were added to and included in the principal amount of the second lien term loan.

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

The Pulitzer Notes bear interest at 10.55%, increasing 0.75% in January 2013 and in January of each year thereafter. Due to the increasing interest rate, interest on the Pulitzer Notes is charged to expense using a calculated effective interest rate during the period. This method increased financial expense from the amount actually payable to the Noteholders by $263,000 in the 13 weeks ended December 30, 2012.

Principal Payments

At December 30, 2012, the balance of the Pulitzer Notes is $100,000,000. We may voluntarily prepay principal amounts outstanding under the Pulitzer Notes at any time, in whole or in part, without premium or penalty, upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The Pulitzer Notes provide for mandatory scheduled annual prepayments totaling $1,400,000 in 2012 and $6,400,000 annually thereafter.

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

2013 payments made under the Pulitzer Notes, and required to be made for the remainder of the year, are summarized as follows:

	13 Weeks Ended	13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	—	600	2,000
Voluntary	—	—	—	—
Asset sales	5,200	—	—	—
Excess cash flow	—	—	—	—
	9,000	—	600	2,000

2012 payments made under the Pulitzer Notes are summarized as follows:

		13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	December 25 2011	March 25 2012	June 24 2012	September 30 2012

Prior to refinancing	500	—	—	—
Pursuant to the Plan, net	10,145	1,500	—	—
Mandatory	—	1,400	—	—
Voluntary	—	8,955	3,000	4,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	10,645	11,855	3,000	4,000

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

Covenants and Other Matters

The Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $25,400,000 at December 30, 2012), as defined in the Guaranty Agreement, and limitations on capital expenditures and the incurrence of other debt.

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

Other

Cash payments to the Lenders, Noteholders and legal and professional fees related to the Plan totaled $38,628,000, of which $6,273,000 was paid in 2011, and the remainder of which was paid in 2012. $720,000 of such costs were charged to expense in 2011. In addition, previously capitalized financing costs of $4,514,000 at September 25, 2011 were charged to expense in 2012 as debt financing costs prior to consummation of the Plan, with the remainder classified as reorganization costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon consummation of the Plan.

Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. We used the effective rates of the respective debt agreements to discount the debt to its present value. In determining the effective rates, we considered all cash outflows of the respective debt agreements including: mandatory principal payments, interest payments, fees paid to lenders in connection with the refinancing as well as, in the case of the 2nd Lien Agreement, Common Stock issued. The present value is being amortized as a non-cash component of financial expense over the terms of the related debt. Such amounts totaled $4,085,000 in 2012 and are estimated to total $5,418,000 in 2013, $5,359,000 in 2014, $5,293,000 in 2015, $2,429,000 in 2016 and $1,125,000 in 2017.

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485

Charged to expense in 2012	37,765
Charged to expense in 2011 as other nonoperating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 30 2012	September 30 2012	December 30 2012

Revolving credit facility	—	—	6.75
1st Lien Agreement	641,850	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
Pulitzer Notes	100,000	109,000	10.55
Unamortized present value adjustment	(18,265)	(19,624)
	898,585	926,226
Less current maturities of debt	14,900	17,400
Current amount of present value adjustment	(5,404)	(5,418)
Total long-term debt	889,089	914,244

At December 30, 2012, our weighted average cost of debt was 9.3%.

Aggregate maturities of debt total $11,100,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $691,700,000 in 2016 and $175,000,000 in 2017.

Liquidity

At December 30, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at December 30, 2012 totals $50,226,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At February 8, 2013, the principal amount of our outstanding debt totals $903,500,000. This amount is already less than the $938,700,000 amount projected in the Plan for September 2013 and is approaching the $893,100,000 amount projected for September 2014. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 30, 2012.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Service cost for benefits earned during the period	54	7
Interest cost on projected benefit obligation	1,882	1,994
Expected return on plan assets	(2,459)	(2,223)
Amortization of net loss	572	593
Amortization of prior service benefit	(34)	(34)
	15	337

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	December 25 2011

Service cost for benefits earned during the period	182	182
Interest cost on projected benefit obligation	281	277
Expected return on plan assets	(368)	(532)
Amortization of net gain	(331)	(613)
Amortization of prior service benefit	(365)	(365)
	(601)	(1,051)

Based on our forecast at December 30, 2012, we expect to contribute $2,733,000 to our pension plans for the remainder of 2013. Based on our forecast at December 30, 2012, we do not expect to make significant contributions to our postretirement plans for the remainder of 2013.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended
(Percent of Income Before Income Taxes)	December 30 2012	December 25 2011

Computed “expected” income tax expense	35.0	35.0
State income taxes, net of federal tax expense	3.4	3.2
Dividends received deductions and credits	(5.2)	(2.7)
Valuation allowance	4.8	2.1
Resolution of tax matters	1.3	1.5
Other	1.7	(2.1)
	41.0	37.0

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets results in reduced  depreciation and amortization expense for income tax purposes beginning in 2013.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 30 2012	December 25 2011

Income attributable to Lee Enterprises, Incorporated	14,566	14,554

Weighted average common shares	52,294	44,958
Less non-vested restricted Common Stock	500	—
Basic average common shares	51,794	44,958
Dilutive stock options and restricted Common Stock	60	—
Diluted average common shares	51,854	44,958

Earnings per common share:
Basic:
Continuing operations	0.26	0.32
Discontinued operations	0.02	—
	0.28	0.32

Diluted:
Continuing operations	0.26	0.32
Discontinued operations	0.02	—
	0.28	0.32

For the 13 weeks ended December 30, 2012 and December 25, 2011, the weighted average shares not considered in the computation of diluted earnings per common share are 3,036,000 and 1,798,000, respectively.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 30, 2012 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2012	3,102	3.18
Exercised	(5)	1.13
Cancelled	(151)	6.67
Outstanding, December 30, 2012	2,946	3.00	8.1	13

Exercisable, December 30, 2012	1,183	5.32	6.8	—

Total unrecognized compensation expense for unvested stock options as of December 30, 2012 is $1,677,000, which will be recognized over a weighted average period of 2.0 years.

Restricted Common Stock
The table summarizes restricted Common Stock activity during the 13 weeks ended December 30, 2012.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2012	500	1.31
Outstanding, December 30, 2012	500	1.31
Total unrecognized compensation expense for unvested restricted Common Stock at December 30, 2012 is $559,000, which will be recognized over a weighted average period of 2.6 years.

10	FAIR VALUE MEASUREMENTS

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,570,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $100,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by small groups of investors. We are unable, as of December 30, 2012, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value (as discussed more fully in Note 11) is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets:

(Thousands of Dollars)	December 30 2012	December 25 2011

Level 3 - Herald Value - liability	300	300

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

11	COMMITMENTS AND CONTINGENT LIABILITIES

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

12	COMMON STOCK

Under the Plan, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. 2nd Lien Lenders shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock was allowed to continue to be listed during a cure period. In February 2012, after completing our debt refinancing, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards.

13    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not believe that the adoption of this amendment, which will occur in 2013, will have a material impact on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 30, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2012 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow is defined as operating income before depreciation, amortization, impairment of goodwill and other assets, curtailment gains and equity in earnings of associated companies. Operating cash flow margin is defined as operating cash flow divided by operating revenue. Both represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2012	Percent of Revenue	December 25 2011	Percent of Revenue

Operating cash flow	51,506	27.8	52,998	27.6
Depreciation and amortization	(15,230)	(8.2)	(16,965)	(8.8)
Equity in earnings of associated companies	3,045	1.6	2,812	1.5
Operating income	39,321	21.2	38,845	20.2

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

Reconciliations of adjusted net income and adjusted earnings per common share to income attributable to Lee Enterprises, Incorporated and earnings per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 2, included herein, under the caption “Overall Results”.

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not believe that the adoption of this amendment, which will occur in 2013, will have a material impact on our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

We are a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 51 daily newspaper markets, across 23 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	51 daily and 39 Sunday newspapers with circulation totaling 1.2 million and 1.4 million, respectively, for the 13 weeks ended December 30, 2012, read by nearly four million people in print;

•	Websites and mobile and tablet products in all of our markets that complement our newspapers and attracted 21.5 million unique visitors in December 2012 with 187.3 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of December 2012, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for readers and viewers in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition. In the balance of our markets, we have little or no local daily print competition.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and have still not recovered to pre-recession levels. Revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The domestic economy contracted again in the December 2012 quarter. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

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

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2008, 2009, and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008, 2009, 2010, 2011 and 2012. We recorded deferred income tax benefits related to these charges.

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 2, "Liquidity" and Note 5 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our then-existing credit agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

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

At February 8, 2013, the principal amount of our outstanding debt totals $903,500,000. This amount is already less than the $938,700,000 amount projected in the Plan for September 2013 and is approaching the $893,100,000 amount projected for September 2014. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 30, 2012.

EQUITY CAPITAL

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock was allowed to continue to be listed during a cure period. In February 2012, after completing our debt refinancing, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards.

13 WEEKS ENDED DECEMBER 30, 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 30 2012	December 25 2011	Percent Change

Advertising revenue:
Retail	84,923	88,261	(3.8)
Classified:
Employment	7,717	8,472	(8.9)
Automotive	9,320	10,013	(6.9)
Real estate	4,680	5,290	(11.5)
All other	11,715	12,445	(5.9)
Total classified	33,432	36,220	(7.7)
National	7,674	10,126	(24.2)
Niche publications	2,661	2,715	(2.0)
Total advertising revenue	128,690	137,322	(6.3)
Circulation	46,226	44,506	3.9
Commercial printing	3,305	3,064	7.9
Other	7,238	7,150	1.2
Total operating revenue	185,459	192,042	(3.4)
Compensation	66,435	69,839	(4.9)
Newsprint and ink	12,247	14,086	(13.1)
Other operating expenses	54,468	54,821	(0.6)
Workforce adjustments	803	298	NM
	133,953	139,044	(3.7)
Operating cash flow	51,506	52,998	(2.8)
Depreciation and amortization	15,230	16,965	(10.2)
Equity in earnings of associated companies	3,045	2,812	8.3
Operating income	39,321	38,845	1.2
Non-operating expense, net	(16,426)	(14,721)	11.6
Income from continuing operations before reorganization costs and income taxes	22,895	24,124	(5.1)
Reorganization costs	—	1,241	NM
Income from continuing operations before income taxes	22,895	22,883	0.1
Income tax expense	9,379	8,477	10.6
Net income from continuing operations	13,516	14,406	(6.2)
Discontinued operations, net of income taxes	1,167	218	NM
Net income	14,683	14,624	0.4
Net income attributable to non-controlling interests	(117)	(70)	NM
Income attributable to Lee Enterprises, Incorporated	14,566	14,554	0.1
Other comprehensive income (loss), net of income taxes	(93)	152	NM
Comprehensive income attributable Lee Enterprises, Incorporated	14,473	14,706	(1.6)

Income from continuing operations attributable to Lee Enterprises, Incorporated	13,399	14,336	(6.5)

Earnings per common share:
Basic	0.28	0.32	(12.5)
Diluted	0.28	0.32	(12.5)

References to the "2013 Quarter" refer to the 13 weeks ended December 30, 2012. Similarly, references to the "2012 Quarter" refer to the 13 weeks ended December 25, 2011.

Advertising Revenue

In the 2013 Quarter, combined print and digital advertising revenue decreased $8,632,000, or 6.3%, compared to the 2012 Quarter. Retail advertising decreased 3.8%. Retail preprint insertion revenue increased 1.1%. Digital retail advertising increased 6.2%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.7% in the 2013 Quarter. Employment revenue decreased 8.9% while automotive advertising decreased 6.9%, real estate decreased 11.5% and other classified decreased 5.9%. Digital classified revenue increased 11.0%, partially offsetting print declines.

National advertising decreased $2,452,000, or 24.2%. Advertising in niche publications decreased 2.0%.

On a stand-alone basis, digital advertising revenue increased 4.8% in the 2013 Quarter, representing 12.7% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has been rising steadily since that time. Print advertising revenue on a stand-alone basis decreased 7.7%.

Our total advertising results since 2000 have benchmarked favorably to industry averages reported by the Newspaper Association of America in 43 of the last 47 quarters.

Circulation and Other Revenue

Circulation revenue increased $1,720,000, or 3.9%, in the 2013 Quarter due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our unaudited average daily newspaper circulation units, including TNI and MNI, decreased 4.5% and Sunday circulation decreased 10.1% in the 2013 Quarter compared to the 2012 Quarter.

Our digital sites attracted 21.5 million unique visitors in the month of December 2012, an increase of 2.2% from a year ago, with 187.3 million page views. The number of mobile page views grew 93% to 60.7 million in December 2012. Research in our larger markets indicates we are maintaining our share of audience through the combination of rapid digital audience growth and strong newspaper readership.

Commercial printing revenue increased $241,000, or 7.9%, in the 2013 Quarter. Other revenue increased $88,000, or 1.2%, in the 2013 Quarter.

Operating Expenses

Operating expenses, other than depreciation, amortization and unusual matters, decreased $5,596,000, or 4.0%, in the 2013 Quarter.

Compensation expense decreased $3,404,000, or 4.9%, in the 2013 Quarter, driven by a decline in average full time equivalent employees of 8.7%.

Newsprint and ink costs decreased $1,839,000, or 13.1%, in the 2013 Quarter as a result of a reduction in newsprint volume of 12.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $353,000, or 0.6%, in the 2013 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $803,000 and $298,000 in the 2013 Quarter and 2012 Quarter, respectively.

We are engaged in various efforts to continue to manage our operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 2.8%, to $51,506,000, in the 2013 Quarter compared to $52,998,000 in the 2012 Quarter. Operating cash flow margin increased to 27.8% from 27.6% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $515,000, or 8.5%, in the 2013 Quarter and amortization expense decreased $1,220,000, or 11.2%, in the 2013 Quarter.

Equity in earnings in associated companies increased $233,000 in the 2013 Quarter.

The factors noted above resulted in operating income of $39,321,000 in the 2013 Quarter compared to $38,845,000 in the 2012 Quarter. Operating income margin increased to 21.2% from 20.2% a year ago.

Nonoperating Income and Expense

Financial expense increased $8,737,000, or 59.1%, to $23,513,000 in the 2013 Quarter due primarily to higher interest rates on our debt, which were partially offset by lower debt balances. Our weighted average cost of debt was 9.3% at December 30, 2012, compared to 5.0% at December 25, 2011. Financial expense in the 2013 Quarter also includes $1,359,000 of non-cash amortization of a present value adjustment of debt.

The increase in financial expense from the refinancing of our debt in January 2012 will cycle in January 2013. Absent a significant increase in LIBOR, we expect financial expense to begin to decrease after January 2013 due to lower debt balances, which decreased $29,000,000 in the 2013 Quarter and $74,015,000 since the January 2012 refinancing.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

Overall Results

We recognized $1,241,000 of reorganization costs in the 2012 Quarter. We recognized income tax expense of 41.0% of income from continuing operations before income taxes in the 2013 Quarter and 37.0% in the 2012 Quarter. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $14,566,000 in the 2013 Quarter compared to $14,554,000 in the 2012 Quarter. We recorded earnings per diluted common share of $0.28 in the 2013 Quarter and $0.32 in the 2012 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.20 in the 2013 Quarter, compared to $0.37 in the 2012 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 30 2012		December 25 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	14,566	0.28	14,554	0.32
Adjustments:
Debt financing and reorganization costs	47		3,265
Gain on sale of investment, net	(6,909)		—
Other, net	2,424		155
	(4,438)		3,420
Income tax effect of adjustments, net and unusual tax matters	1,553		(1,193)
	(2,885)	(0.06)	2,227	0.05
Unusual matters related to discontinued operations	(1,167)	(0.02)	25	—
Income attributable to Lee Enterprises, Incorporated, as adjusted	10,514	0.20	16,806	0.37

DISCONTINUED OPERATIONS

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash. The transaction resulted in a gain of $1,167,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

In January 2013, we entered into an agreement to sell The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000, before income taxes. The transaction, which is subject to customary closing conditions, is expected to be completed in the 13 weeks ending March 31, 2013. We expect to record a loss on the sale of The Garden Island of approximately $2,500,000 after income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $18,703,000 in the 2013 Quarter and $24,565,000 in the 2012 Quarter. We recorded net income of $14,683,000 in the 2013 Quarter and $14,624,000 in the 2012 Quarter. Increased financial expense accounts for the decline in cash provided by operating activities of continuing operations. We recognized a $1,167,000 gain on sale of discontinued operations in the 2013 Quarter and incurred $1,241,000 of reorganization costs in the 2012 Quarter. We also recognized a gain on sale of an investment of $7,093,000 in the 2013 Quarter. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities of continuing operations in both periods.

Investing Activities

Cash provided by investing activities of continuing operations totaled $4,074,000 in the 2013 Quarter and $5,007,000 in the 2012 Quarter. Capital spending totaled $2,073,000 in the 2013 Quarter and $1,875,000 in the 2012 Quarter. We received $7,215,000 from sales of assets in the 2013 Quarter compared to $1,324,000 in the 2012 Quarter. Restricted cash was reduced $4,972,000 in the 2012 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total approximately $12,000,000 in 2013, and other requirements, will be available from internally generated funds or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $28,994,000 in the 2013 Quarter and $20,781,000 in the 2012 Quarter. Debt reduction accounted for the usage of funds in the 2013 Quarter. In connection with the Chapter 11 Proceedings, we paid $10,136,000 of debt financing and reorganization costs in the 2012 Quarter. Debt reduction accounted for the remainder of the usage of funds in the 2012 Quarter.

The Plan requires us to suspend stockholder dividends and share repurchases through December 2015.

As discussed more fully in Note 5 of the Notes to Consolidated Financial Statements, included herein, in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 30 2012	September 30 2012	December 30 2012

Revolving credit facility	—	—	6.75
1st Lien Agreement	641,850	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
Pulitzer Notes	100,000	109,000	10.55
Unamortized present value adjustment	(18,265)	(19,624)
	898,585	926,226
Less current maturities of debt	14,900	17,400
Current amount of present value adjustment	(5,404)	(5,418)
Total long-term debt	889,089	914,244

At December 30, 2012, our weighted average cost of debt was 9.3%.

Aggregate maturities of debt total $11,100,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $691,700,000 in 2016 and $175,000,000 in 2017.

Liquidity

At December 30, 2012, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at December 30, 2012 totals $50,226,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At February 8, 2013, the principal amount of our outstanding debt totals $903,500,000. This amount is already less than the $938,700,000 amount projected in the Plan for September 2013 and is approaching the $893,100,000 amount projected for September 2014. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 30, 2012.

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
•Elimination of lifetime benefit caps; and
•Free choice vouchers for certain lower income employees.

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

Income Taxes

Certain states in which we operate are considering changes to their corporate income tax rates. Until such changes are enacted, the impact of such changes cannot be determined.

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

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,419,000, based on $641,850,000 of floating rate debt outstanding at December 30, 2012.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in December 2012 and our 1.25% minimum rate, LIBOR would need to increase approximately 75 basis points for six month borrowing up to approximately 105 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At December 30, 2012, approximately 70.0% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement and Pulitzer Notes, which are not traded on an active market and are held by small groups of investors. We are unable, as of December 30, 2012, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 8, 2013
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)