Form 10-Q
period 2013-03-31
LEE ENTERPRISES, INC
filed 2013-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of April 30, 2013, 52,296,241 shares of Common Stock of the Registrant were outstanding.

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

Other risks and uncertainties include the impact and duration of continuing adverse conditions in certain aspects of the economy affecting our business, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, maintaining our listing status on the NYSE, competition and other risks detailed from time to time in our publicly filed documents.

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “project”, “consider” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this release. We do not undertake to publicly update or revise our forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 31 2013	September 30 2012

ASSETS

Current assets:
Cash and cash equivalents	22,446	13,920
Accounts receivable, net	61,745	67,925
Income taxes receivable	—	7,887
Inventories	6,798	7,271
Deferred income taxes	789	789
Other	4,868	6,241
Assets of discontinued operations	—	18,305
Total current assets	96,646	122,338
Investments:
Associated companies	42,194	42,201
Other	10,200	10,033
Total investments	52,394	52,234
Property and equipment:
Land and improvements	24,634	24,519
Buildings and improvements	188,296	188,048
Equipment	295,514	298,300
Construction in process	4,217	2,369
	512,661	513,236
Less accumulated depreciation	334,510	328,866
Property and equipment, net	178,151	184,370
Goodwill	243,729	243,729
Other intangible assets, net	427,924	447,017
Postretirement assets, net	8,016	7,551
Other	3,962	3,897

Total assets	1,010,822	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 31 2013	September 30 2012

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	9,003	11,982
Accounts payable	18,772	22,434
Compensation and other accrued liabilities	37,617	38,509
Income taxes payable	3,196	—
Unearned revenue	34,987	34,850
Liabilities of discontinued operations	—	2,536
Total current liabilities	103,575	110,311
Long-term debt, net of current maturities	867,088	914,244
Pension obligations	67,359	68,636
Postretirement and postemployment benefit obligations	7,587	7,160
Deferred income taxes	56,495	60,140
Income taxes payable	6,132	6,062
Other	7,475	8,639
Total liabilities	1,115,711	1,175,192
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	523	523
March 31, 2013; 52,296 shares;
September 30, 2012; 52,291 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	241,778	241,039
Accumulated deficit	(334,185)	(342,760)
Accumulated other comprehensive loss	(13,621)	(13,435)
Total stockholders' deficit	(105,505)	(114,633)
Non-controlling interests	616	577
Total deficit	(104,889)	(114,056)
Total liabilities and deficit	1,010,822	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Operating revenue:
Advertising	106,504	112,419	234,564	249,016
Circulation	43,970	42,505	90,026	86,811
Other	10,129	9,708	20,668	19,905
Total operating revenue	160,603	164,632	345,258	355,732
Operating expenses:
Compensation	64,209	68,426	130,165	137,763
Newsprint and ink	10,712	12,244	22,886	26,234
Other operating expenses	53,259	51,280	107,470	105,822
Depreciation	5,444	5,948	10,931	11,943
Amortization of intangible assets	9,539	10,770	19,093	21,544
Workforce adjustments	512	468	1,315	766
Total operating expenses	143,675	149,136	291,860	304,072
Equity in earnings of associated companies	1,733	1,430	4,778	4,241
Operating income	18,661	16,926	58,176	55,901
Non-operating income (expense):
Financial income	5	54	85	109
Financial expense	(22,933)	(20,312)	(46,399)	(33,064)
Debt financing costs	(42)	(715)	(89)	(2,739)
Other, net	(61)	—	6,946	—
Total non-operating expense, net	(23,031)	(20,973)	(39,457)	(35,694)
Income (loss) before reorganization costs and income taxes	(4,370)	(4,047)	18,719	20,207
Reorganization costs	—	36,626	—	37,867
Income (loss) before income taxes	(4,370)	(40,673)	18,719	(17,660)
Income tax expense (benefit)	(808)	(14,416)	8,640	(5,882)
Income (loss) from continuing operations	(3,562)	(26,257)	10,079	(11,778)
Discontinued operations, net of income taxes	(2,293)	(285)	(1,247)	(141)
Net income (loss)	(5,855)	(26,542)	8,832	(11,919)
Net income attributable to non-controlling interests	(140)	(83)	(257)	(153)
Income (loss) attributable to Lee Enterprises, Incorporated	(5,995)	(26,625)	8,575	(12,072)
Other comprehensive income (loss), net of income taxes	(93)	152	(187)	304
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(6,088)	(26,473)	8,388	(11,768)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(3,702)	(26,340)	9,822	(11,931)

Earnings (loss) per common share:
Basic:
Continuing operations	(0.07)	(0.53)	0.19	(0.25)
Discontinued operations	(0.04)	(0.01)	(0.02)	—
	(0.12)	(0.54)	0.17	(0.26)

Diluted:
Continuing operations	(0.07)	(0.53)	0.19	(0.25)
Discontinued operations	(0.04)	(0.01)	(0.02)	—
	(0.12)	(0.54)	0.17	(0.26)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012

Cash provided by operating activities:
Net income (loss)	8,832	(11,919)
Results of discontinued operations	(1,247)	(141)
Income (loss) from continuing operations	10,079	(11,778)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	30,024	33,487
Amortization of debt present value adjustment	2,715	1,336
Stock compensation expense	732	495
Distributions greater than earnings of MNI	369	421
Deferred income tax benefit	(3,515)	(16,286)
Debt financing costs	73	2,753
Reorganization costs	—	37,867
Gain on sale of investments	(7,093)	—
Changes in operating assets and liabilities:
Decrease in receivables	6,180	6,470
Decrease in inventories and other	1,523	1,967
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	(4,752)	965
Decrease in pension, postretirement and postemployment benefit obligations	(1,632)	(3,928)
Change in income taxes receivable or payable	11,822	10,280
Other, net	(1,237)	(1,364)
Net cash provided by operating activities of continuing operations	45,288	62,685
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(4,699)	(2,962)
Decrease in restricted cash	—	4,972
Proceeds from sales of assets	7,231	1,542
Distributions greater (less) than earnings of TNI	(362)	644
Other, net	(125)	—
Net cash provided by investing activities of continuing operations	2,045	4,196
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	—	1,004,795
Payments on long-term debt	(52,850)	(1,045,805)
Debt financing and reorganization costs paid	(100)	(23,563)
Common stock transactions, net	6	—
Net cash required for financing activities of continuing operations	(52,944)	(64,573)
Net cash provided by (required for) discontinued operations
Operating activities	(552)	465
Investing activities	14,689	3,327
Net increase in cash and cash equivalents	8,526	6,100
Cash and cash equivalents:
Beginning of period	13,920	23,555
End of period	22,446	29,655

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2013 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2012 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended March 31, 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

Assets and liabilities of the The Garden Island at February 28, 2013 are summarized as follows:

(Thousands of Dollars)	February 28 2013

Current assets	433
Property and equipment, net	770
Goodwill	500
Other intangible assets, net	4,025
Current liabilities	(271)
Assets, net	5,457

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,167,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Operating revenue	517	7,627	1,321	16,087
Costs and expenses	(698)	(8,066)	(1,697)	(16,305)
Gain on sale of the North County Times	—	—	1,800	—
Loss on sale of The Garden Island	(3,340)	—	(3,340)	—

Loss from discontinued operations, before income taxes	(3,521)	(439)	(1,916)	(218)
Income tax benefit	(1,228)	(154)	(669)	(77)
Net loss	(2,293)	(285)	(1,247)	(141)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		27 Weeks Ended	26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Operating revenue	15,922	15,201	33,466	31,723
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,114	12,880	26,751	25,940
Workforce adjustments	—	—	—	(64)
Operating income	2,808	2,321	6,715	5,847

Company's 50% share of operating income	1,404	1,161	3,358	2,924
Less amortization of intangible assets	181	181	361	361
Equity in earnings of TNI	1,223	980	2,997	2,563

Certain assets utilized by TNI are owned by Star Publishing and Citizen. Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(108,000) and $(207,000) in the 13 weeks ended March 31, 2013 and March 25, 2012, respectively, $(276,000) in the 27 weeks ended March 31, 2013 and $(312,000) in the 26 weeks ended March 25, 2012.

Annual amortization of intangible assets is estimated to be $468,000 in the 52 week period ending March 2014 and $418,000 in each of the 52 week periods ending March 2015, March 2016, March 2017 and March 2018.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Operating revenue	15,474	16,173	34,038	35,630
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,628	14,353	27,677	29,447
Workforce adjustments	(11)	2	(11)	28
Depreciation and amortization	381	423	764	847
Operating income	1,476	1,395	5,608	5,308

Net income	952	899	3,495	3,359

Equity in earnings of MNI	510	450	1,781	1,678

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 31 2013

Goodwill, gross amount	1,536,000
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period, as previously reported	247,271
Goodwill allocated to discontinued operations	(3,542)
Goodwill, beginning of period, as reclassified	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 31 2013	September 30 2012

Nonamortized intangible assets:
Mastheads	28,605	28,605
Amortizable intangible assets:
Customer and newspaper subscriber lists	855,773	855,773
Less accumulated amortization	456,458	437,366
	399,315	418,407
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,520	28,519
	4	5
	427,924	447,017

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

Annual amortization of intangible assets for the 52 week periods ending March 2014, March 2015, March 2016, March 2017 and March 2018 is estimated to be $38,032,000, $37,889,000, $36,972,000, $35,709,000 and $35,119,000, respectively.

5	DEBT

As discussed more fully below (and certain capitalized terms used below defined), in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes.

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility under which we have not drawn. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At March 31, 2013, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At March 31, 2013, the balance outstanding under the term loan is $624,000,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2013 payments made under the 1st Lien Agreement, and required to be made for the remainder of the year, are summarized as follows:

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	—	—
Asset sales	7,750	—	—	—
Excess cash flow	—	—	—	—
	20,000	17,850	3,000	3,000

2012 payments made under the 1st Lien Agreement are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	3,000
Asset sales	2,410	150	650
Excess cash flow	—	—	—
	15,010	6,500	6,150

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

The Credit Parties have also granted a first priority security interest on substantially all of their tangible and intangible assets, and granted mortgages covering certain real estate, as collateral for the payment and performance of their obligations under the 1st Lien Agreement. Assets of Pulitzer and its subsidiaries, TNI and our ownership interest in, and assets of, MNI are excluded.

The revolving credit facility has a super-priority security interest over all of the collateral securing the term loan under the 1st Lien Agreement, superior to that of the term loan lenders.

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $799,000,000 at March 31, 2013, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at March 31, 2013 under the 1st Lien Agreement was 6.4:1 Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at March 31, 2013 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.5:1 at March 31, 2013.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at March 31, 2013 was 1.62:1. Our minimum interest expense coverage ratio covenant is 1.08:1 at March 31, 2013.

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

The 2nd Lien Credit Parties have also granted a second priority security interest on substantially all of their tangible and intangible assets, and granted second lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Agreement. Assets of TNI and our ownership interest in, and assets of, MNI are excluded. However, assets of Pulitzer and its subsidiaries, excluding TNI, become subject to a first priority security interest of the 2nd Lien Lenders upon repayment in full of the Pulitzer Notes and any successor debt.

The 2nd Lien Lenders were granted a second priority security interest in our ownership interest in TNI under the New Pulitzer Notes, as discussed more fully below.

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

The Pulitzer Notes carried an interest rate at 10.55%, which increased 0.75% to 11.3% in January 2013 and was to increase in January of each year thereafter. Due to the increasing interest rate, interest on the Pulitzer Notes was charged to expense using a calculated effective interest rate during the period. This method increased financial expense from the amount actually payable to the Noteholders by $317,000 in the 26 weeks ended March 31, 2013.

In May 2013, we refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”) with a subsidiary of Berkshire Hathaway Inc. (“Berkshire”). The New Pulitzer Notes bear interest at a fixed rate of 9.0%, payable quarterly. Pulitzer is a co-borrower under the the New Pulitzer Notes, which eliminates the former Guaranty Agreement made by Pulitzer under the Pulitzer Notes.

Principal Payments

We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

In addition to the scheduled payments, we are required to make mandatory prepayments under the New Pulitzer Notes under certain other conditions, such as from the net proceeds from asset sales. The New Pulitzer Notes also require us to accelerate future payments in the amount of our quarterly excess cash flow, as defined. The acceleration of such payments due to future asset sales or excess cash flow does not change the due dates of other New Pulitzer Notes payments prior to the final maturity in April 2017.

The New Pulitzer Notes are subject to a 5% redemption premium if 100% of the remaining balance of the New Pulitzer Notes is again refinanced by lenders, the majority of which are not holders of the New Pulitzer Notes at the time of such refinancing. This redemption premium is not otherwise applicable to any of the types of payments noted above.

2013 payments made under the Pulitzer Notes are summarized below. No payments are required to be made for the remainder of the year under the New Pulitzer Notes.

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	—	—
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	—	—

2012 payments made under the Pulitzer Notes are summarized as follows:

		13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	December 25 2011	March 25 2012	June 24 2012	September 30 2012

Prior to refinancing	500	—	—	—
Pursuant to the Plan, net	10,145	1,500	—	—
Mandatory	—	1,400	—	—
Voluntary	—	8,955	3,000	4,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	10,645	11,855	3,000	4,000

Security

Obligations under the New Pulitzer Notes are fully and unconditionally guaranteed on a joint and several basis by Pulitzer's existing and future subsidiaries other than PD LLC and TNI. The New Pulitzer Notes are also secured by first priority security interests in the stock and other equity interests owned by Pulitzer's subsidiaries including the 50% ownership interest in TNI. Also, Pulitzer, certain of its subsidiaries and PD LLC granted a first priority security interest on substantially all of its tangible and intangible assets, excluding the assets of Star Publishing leased to, or used in the operations or business of, TNI and granted deeds of trust covering certain real estate in the St. Louis area, as collateral for the payment and performance of their obligations under the New Pulitzer Notes.

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $25,200,000 beginning June 30, 2013), as defined in the New Pulitzer Notes Agreement, and limitations on capital expenditures and the incurrence of other debt.

Further, the New Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the New Pulitzer Notes or accumulation of cash collateral and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

Intercreditor Agreements

The 1st Lien Agreement, 2nd Lien Agreement and New Pulitzer Notes contain cross-default provisions tied to each of the various agreements. Intercreditor agreements and an intercompany subordination agreement are in effect.

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

The refinancing of the Pulitzer Notes with the New Pulitzer Notes will result in the acceleration of $1,565,000 of the present value adjustment discussed above, which will be partially offset by eliminating deferred interest expense of $1,189,000, the net amount of which will be recognized in the 13 weeks ending June 30, 2013. Expenses related to the issuance of the New Pulitzer Notes will be treated as debt issuance costs and capitalized and amortized until April 2017.

Amortization of the present value adjustment and other costs totaled $4,085,000 in 2012. Amortization of such costs is estimated to total $6,681,000 in 2013, $4,779,000 in 2014, $4,742,000 in 2015, $2,297,000 in 2016 and $1,125,000 in 2017.

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485

Charged to expense in 2012	37,765
Charged to expense in 2011 as other nonoperating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 31 2013	September 30 2012	March 31 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	624,000	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
Pulitzer Notes	94,000	109,000	11.30
Unamortized present value adjustment	(16,909)	(19,624)
	876,091	926,226
Less current maturities of debt	14,400	17,400
Current amount of present value adjustment	(5,397)	(5,418)
Total long-term debt	867,088	914,244

At March 31, 2013, our weighted average cost of debt was 9.4%. The refinancing of the Pulitzer Notes in May 2013 reduces our weighted average cost of debt to 9.1% on a pro forma basis.

Aggregate maturities of debt, as adjusted for the Pulitzer Notes refinancing in May 2013, total $6,000,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $598,150,000 in 2016 and $249,800,000 in 2017.

Liquidity

At March 31, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 31, 2013 totals $52,389,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At March 31, 2013, the principal amount of our outstanding debt totals $893,000,000. This amount is already less than the $893,100,000 amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or Berkshire, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 31, 2013.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Service cost for benefits earned during the period	54	7	108	14
Interest cost on projected benefit obligation	1,882	1,994	3,764	3,988
Expected return on plan assets	(2,459)	(2,223)	(4,918)	(4,446)
Amortization of net loss	572	593	1,144	1,186
Amortization of prior service benefit	(34)	(34)	(68)	(68)
	15	337	30	674

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Service cost for benefits earned during the period	182	182	364	364
Interest cost on projected benefit obligation	281	277	562	554
Expected return on plan assets	(368)	(532)	(736)	(1,064)
Amortization of net gain	(331)	(613)	(662)	(1,226)
Amortization of prior service benefit	(365)	(365)	(730)	(730)
	(601)	(1,051)	(1,202)	(2,102)

Based on our forecast at March 31, 2013, we expect to contribute $5,000,000 to our pension plans for the remainder of 2013. Based on our forecast at March 31, 2013, we do not expect to make significant contributions to our postretirement plans for the remainder of 2013.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		26 Weeks Ended
(Percent of Income Before Income Taxes)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Computed “expected” income tax expense (benefit)	(35.0)	(35.0)	35.0	(35.0)
State income taxes (benefit), net of federal tax effect	(3.4)	(3.2)	3.4	(3.2)
Dividends received deductions and credits	5.0	1.7	(5.2)	(2.2)
Domestic production deduction	14.5	—	3.4	—
Reorganization costs	—	2.2	—	5.2
Valuation allowance	—	(1.4)	5.9	(0.6)
Resolution of tax matters	1.9	0.6	2.0	3.3
Other	(1.5)	(0.3)	1.7	(0.8)
	(18.5)	(35.4)	46.2	(33.3)

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets results in reduced  depreciation and amortization expense for income tax purposes, beginning in 2013.

8	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 31 2013	March 25 2012	March 31 2013	March 25 2012

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	(3,702)	(26,340)	9,822	(11,931)
Discontinued operations	(2,293)	(285)	(1,247)	(141)
	(5,995)	(26,625)	8,575	(12,072)

Weighted average common shares	52,296	49,552	52,295	47,242
Less non-vested restricted Common Stock	500	—	500	—
Basic average common shares	51,796	49,552	51,795	47,242
Dilutive stock options and restricted Common Stock	—	—	71	—
Diluted average common shares	51,796	49,552	51,866	47,242

Earnings (loss) per common share:
Basic:
Continuing operations	(0.07)	(0.53)	0.19	(0.25)
Discontinued operations	(0.04)	(0.01)	(0.02)	—
	(0.12)	(0.54)	0.17	(0.26)

Diluted:
Continuing operations	(0.07)	(0.53)	0.19	(0.25)
Discontinued operations	(0.04)	(0.01)	(0.02)	—
	(0.12)	(0.54)	0.17	(0.26)

For the 13 weeks ended March 31, 2013 and March 25, 2012, the weighted average shares not considered in the computation of diluted earnings (loss) per common share are 2,932,000 and 1,765,000, respectively. For the 26 weeks ended March 31, 2013 and March 25, 2012, the weighted average shares not considered in the computation of diluted earnings per common share are 2,985,000 and 1,781,000, respectively.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 31, 2013 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2012	3,102	3.18
Exercised	(5)	1.13
Cancelled	(200)	5.53
Outstanding, March 31, 2013	2,897	3.02	7.9	174

Exercisable, March 31, 2013	1,169	5.33	6.5	—

Total unrecognized compensation expense for unvested stock options as of March 31, 2013 is $1,364,000, which will be recognized over a weighted average period of 1.8 years.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 26 weeks ended March 31, 2013.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2012	500	1.31
Outstanding, March 31, 2013	500	1.31
Total unrecognized compensation expense for unvested restricted Common Stock at March 31, 2013 is $504,000, which will be recognized over a weighted average period of 2.3 years.

10	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable which consists of the following levels:

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,570,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt at March 31, 2013 consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $94,000,000 principal amount of Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by small groups of investors. We are unable, as of March 31, 2013, to determine the fair value of such debt. The value, if determined, may be less than the carrying amount. The determination of the amount of the Herald Value (as discussed more fully in Note 11) is based on an estimate of fair value using both market and income-based approaches.
The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets:

(Thousands of Dollars)	March 31 2013	September 30 2012

Level 3 - Herald Value - liability	300	300

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Redemption of PD LLC Minority Interest

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and STL Distribution Services LLC ("DS LLC") owned by The Herald Publishing Company, LLC ("Herald") pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) will be settled, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the

Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value.

In April 2013, we received notice of Herald's intent to redeem the Herald Value in June 2013. The actual amount of the Herald Value will be based on a valuation of PD LLC and DS LLC as of March 31, 2013. Cash settlement of the Herald Value is limited by the terms of the Credit Agreement.

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

13    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2012, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this amendment in 2013 did not have a material impact on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 31, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2012 Annual Report on Form 10-K.

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

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	March 31 2013	Percent of Revenue	March 25 2012	Percent of Revenue

Operating cash flow	31,911	19.9	32,214	19.6
Depreciation and amortization	(14,983)	(9.3)	(16,718)	(10.2)
Equity in earnings of associated companies	1,733	1.1	1,430	0.9
Operating income	18,661	11.6	16,926	10.3

	26 Weeks Ended
(Thousands of Dollars)	March 31 2013	Percent of Revenue	March 25 2012	Percent of Revenue

Operating cash flow	83,422	24.2	85,147	23.9
Depreciation and amortization	(30,024)	(8.7)	(33,487)	(9.4)
Equity in earnings of associated companies	4,778	1.4	4,241	1.2
Operating income	58,176	16.9	55,901	15.7

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2012, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this amendment in 2013 did not have a material impact on our Consolidated Financial Statements.

EXECUTIVE OVERVIEW

We are a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 50 daily newspaper markets, across 22 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	50 daily and 38 Sunday newspapers with circulation totaling 1.2 million and 1.4 million, respectively, for the 13 weeks ended March 31, 2013, read by nearly four million people in print;

•	Websites and mobile and tablet products in all of our markets that complement our newspapers and attracted 23.2 million unique visitors in March 2013 with 203.1 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of March 2013, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

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

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein. In February 2009, we completed a comprehensive restructuring of our then-existing credit agreement and a refinancing of our Pulitzer Notes debt, substantially enhancing our liquidity and operating flexibility. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. Interest expense has increased as a result of the refinancing and mandatory principal payments were reduced. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At March 31, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 31, 2013 totals $52,389,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At March 31, 2013, the principal amount of our outstanding debt totals $893,000,000. This amount is already less than the $893,100,000 amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or Berkshire, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 31, 2013.

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

13 WEEKS ENDED MARCH 31, 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 31 2013	March 25 2012	Percent Change

Advertising revenue:
Retail	65,583	67,400	(2.7)
Classified:
Employment	8,673	8,940	(3.0)
Automotive	8,303	9,500	(12.6)
Real estate	4,424	4,973	(11.0)
All other	11,510	11,959	(3.8)
Total classified	32,910	35,372	(7.0)
National	5,557	6,955	(20.1)
Niche publications	2,454	2,692	(8.8)
Total advertising revenue	106,504	112,419	(5.3)
Circulation	43,970	42,505	3.4
Commercial printing	3,121	2,971	5.0
Other	7,008	6,737	4.0
Total operating revenue	160,603	164,632	(2.4)
Compensation	64,209	68,426	(6.2)
Newsprint and ink	10,712	12,244	(12.5)
Other operating expenses	53,259	51,280	3.9
Workforce adjustments	512	468	9.4
	128,692	132,418	(2.8)
Operating cash flow	31,911	32,214	(0.9)
Depreciation and amortization	14,983	16,718	(10.4)
Equity in earnings of associated companies	1,733	1,430	21.2
Operating income	18,661	16,926	10.3
Non-operating expense, net	(23,031)	(20,973)	9.8
Loss from continuing operations before reorganization costs and income taxes	(4,370)	(4,047)	8.0
Reorganization costs	—	36,626	NM
Loss from continuing operations before income taxes	(4,370)	(40,673)	(89.3)
Income tax benefit	(808)	(14,416)	(94.4)
Loss from continuing operations	(3,562)	(26,257)	(86.4)
Discontinued operations, net of income taxes	(2,293)	(285)	NM
Net loss	(5,855)	(26,542)	(77.9)
Net income attributable to non-controlling interests	(140)	(83)	68.7
Loss attributable to Lee Enterprises, Incorporated	(5,995)	(26,625)	(77.5)
Other comprehensive income (loss), net of income taxes	(93)	152	NM
Comprehensive loss attributable Lee Enterprises, Incorporated	(6,088)	(26,473)	(77.0)

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(3,702)	(26,340)	(85.9)

Loss per common share:
Basic	(0.12)	(0.54)	(77.8)
Diluted	(0.12)	(0.54)	(77.8)

References to the "2013 Quarter" refer to the 13 weeks ended March 31, 2013. Similarly, references to the "2012 Quarter" refer to the 13 weeks ended March 25, 2012.

Advertising Revenue

In the 2013 Quarter, combined print and digital advertising revenue decreased $5,915,000, or 5.3%, compared to the 2012 Quarter. Retail advertising decreased 2.7%. Retail preprint insertion revenue increased 1.4%. Digital retail advertising increased 2.7%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.0% in the 2013 Quarter. Employment revenue decreased 3.0% while automotive advertising decreased 12.6%, real estate decreased 11.0% and other classified decreased 3.8%. Digital classified revenue increased 4.3%, partially offsetting print declines.

National advertising decreased $1,398,000, or 20.1%. Advertising in niche publications decreased 8.8%.

On a stand-alone basis, digital advertising revenue decreased 0.1% in the 2013 Quarter, representing 14.1% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and generally has been rising since that time. Print advertising revenue on a stand-alone basis decreased 6.1%.

Our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America in 44 of the last 48 quarters.

Circulation and Other Revenue

Circulation revenue increased $1,465,000, or 3.4%, in the 2013 Quarter due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our unaudited, average daily circulation, including TNI, MNI and digital subscribers, decreased 4.9% and Sunday circulation decreased 6.8% in the 2013 Quarter compared to the 2012 Quarter.

Our digital sites attracted 23.2 million unique visitors in the month of March 2013, a decrease of 1.0% from a year ago, with 203.1 million page views. The number of mobile page views grew 77.4% to 74.1 million in March 2013. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue increased $150,000, or 5.0%, in the 2013 Quarter. Other revenue increased $271,000, or 4.0%, in the 2013 Quarter.

Operating Expenses

Operating expenses other than depreciation, amortization and unusual matters decreased $3,770,000, or 2.9%, in the 2013 Quarter.

Compensation expense decreased $4,217,000, or 6.2%, in the 2013 Quarter, driven by a decline in average full-time equivalent employees of 8.2%.

Newsprint and ink costs decreased $1,532,000, or 12.5%, in the 2013 Quarter, primarily as a result of a reduction in newsprint volume of 10.5%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $1,979,000, or 3.9%, in the 2013 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $512,000 and $468,000 in the 2013 Quarter and 2012 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 0.9%, to $31,911,000, in the 2013 Quarter compared to $32,214,000 in the 2012 Quarter. Operating cash flow margin increased to 19.9% from 19.6% a year ago, reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $504,000, or 8.5%, in the 2013 Quarter and amortization expense decreased $1,231,000, or 11.4%, in the 2013 Quarter.

Equity in earnings in associated companies increased $303,000 in the 2013 Quarter.

The factors noted above resulted in operating income of $18,661,000 in the 2013 Quarter compared to $16,926,000 in the 2012 Quarter. Operating income margin increased to 11.6% from 10.3% a year ago.

Nonoperating Income and Expense

Financial expense increased $2,621,000, or 12.9%, to $22,933,000 in the 2013 Quarter due primarily to higher interest rates, which were partially offset by lower debt balances. Our weighted average cost of debt was 9.4% at the end of the 2013 Quarter. The refinancing of the Pulitzer Notes in May 2013 reduces our weighted average cost of debt to 9.1% on a pro forma basis. Financial expense in the 2013 Quarter includes $1,357,000 of non-cash amortization of a present value adjustment of debt compared to $1,336,000 in the 2012 Quarter.

The increase in financial expense from the refinancing of our debt in January 2012 cycled in January 2013. Absent a significant increase in LIBOR, we expect financial expense to decrease in the 13 weeks ending June 30, 2013 due to lower debt balances, which decreased $23,850,000 in the 2013 Quarter and have decreased $102,865,000 since the January 2012 refinancing, and the lower interest rate on the New Pulitzer Notes.

Overall Results

We recognized a $36,626,000 reduction of reorganization costs in the 2012 Quarter. We recognized income tax benefit of 18.5% of loss before income taxes in the 2013 Quarter and income tax benefit of 35.4% of loss before income taxes in the 2012 Quarter. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $5,995,000 in the 2013 Quarter compared to a loss of $26,625,000 in the 2012 Quarter. We recorded loss per diluted common share of $0.12 in the 2013 Quarter and $0.54 in the 2012 Quarter. Excluding unusual matters, as detailed in the table below, diluted loss per common share, as adjusted, was $0.05 in the 2013 Quarter, compared to a loss of $0.03 in the 2012 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 31 2013		March 25 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Loss attributable to Lee Enterprises, Incorporated, as reported	(5,995)	(0.12)	(26,625)	(0.54)
Adjustments:
Debt financing and reorganization costs	42		37,341
Amortization of debt present value adjustment	1,357		1,336
Other, net	561		421
	1,960		39,098
Income tax effect of adjustments, net	(689)		(13,810)
	1,271	0.02	25,288	0.51
Unusual matters related to discontinued operations	2,181	0.04	48	—
Loss attributable to Lee Enterprises, Incorporated, as adjusted	(2,543)	(0.05)	(1,289)	(0.03)

26 WEEKS ENDED MARCH 31, 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 31 2013	March 25 2012	Percent Change

Advertising revenue:
Retail	150,140	155,271	(3.3)
Classified:
Employment	16,366	17,378	(5.8)
Automotive	17,620	19,506	(9.7)
Real estate	9,076	10,223	(11.2)
All other	23,143	24,283	(4.7)
Total classified	66,205	71,390	(7.3)
National	13,376	17,251	(22.5)
Niche publications	4,843	5,104	(5.1)
Total advertising revenue	234,564	249,016	(5.8)
Circulation	90,026	86,811	3.7
Commercial printing	6,423	6,023	6.6
Other	14,245	13,882	2.6
Total operating revenue	345,258	355,732	(2.9)
Compensation	130,165	137,763	(5.5)
Newsprint and ink	22,886	26,234	(12.8)
Other operating expenses	107,470	105,822	1.6
Workforce adjustments	1,315	766	71.7
	261,836	270,585	(3.2)
Operating cash flow	83,422	85,147	(2.0)
Depreciation and amortization	30,024	33,487	(10.3)
Equity in earnings of associated companies	4,778	4,241	12.7
Operating income	58,176	55,901	4.1
Non-operating expense, net	(39,457)	(35,694)	10.5
Income from continuing operations before reorganization costs and income taxes	18,719	20,207	(7.4)
Reorganization costs	—	37,867	NM
Income (loss) from continuing operations before income taxes	18,719	(17,660)	NM
Income tax expense (benefit)	8,640	(5,882)	NM
Income (loss) from continuing operations	10,079	(11,778)	NM
Discontinued operations, net of income taxes	(1,247)	(141)	NM
Net income (loss)	8,832	(11,919)	NM
Net income attributable to non-controlling interests	(257)	(153)	68.0
Income (loss) attributable to Lee Enterprises, Incorporated	8,575	(12,072)	NM
Other comprehensive income (loss), net of income taxes	(187)	304	NM
Comprehensive income (loss) attributable Lee Enterprises, Incorporated	8,388	(11,768)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	9,822	(11,931)	NM

Earnings (loss) per common share:
Basic	0.17	(0.26)	NM
Diluted	0.17	(0.26)	NM

References to the "2013 Period" refer to the 26 weeks ended March 31, 2013. Similarly, references to the "2012 Period" refer to the 26 weeks ended March 25, 2012.

Advertising Revenue

In the 2013 Period, combined print and digital advertising revenue decreased $14,452,000, or 5.8%, compared to the 2012 Period. Retail advertising decreased 3.3%. Retail preprint insertion revenue increased 1.2%. Digital retail advertising increased 4.4%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.3% in the 2013 Period. Employment revenue decreased 5.8% while automotive advertising decreased 9.7%, real estate decreased 11.2% and other classified decreased 4.7%. Digital classified revenue increased 7.6%, partially offsetting print declines.

National advertising decreased $3,875,000, or 22.5%. Advertising in niche publications decreased 5.1%.

On a stand-alone basis, digital advertising revenue increased 2.4% in the 2013 Period, representing 13.3% of total advertising revenue. Year-over-year total digital advertising turned positive in the month of December 2009 and has generally been rising since that time. Print advertising revenue on a stand-alone basis decreased 6.9%.

Our total advertising results have benchmarked favorably to industry averages reported by the Newspaper Association of America in 44 of the last 48 quarters.

Circulation and Other Revenue

Circulation revenue increased $3,215,000, or 3.7%, in the 2013 Period due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our average daily circulation, including TNI, MNI and digital subscribers, as measured by the Alliance for Audited Media, decreased 4.4% and Sunday circulation decreased 8.6% in the 2013 Period compared to the 2012 Period.

Our digital sites attracted 23.2 million unique visitors in the month of March 2013, a decrease of 1.0% from a year ago, with 203.1 million page views. The number of mobile page views grew 77.4% to 74.1 million in March 2013. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue increased $400,000, or 6.6%, in the 2013 Period. Other revenue increased $363,000, or 2.6%, in the 2013 Period.

Operating Expenses

Operating expenses, other than depreciation, amortization and unusual matters, decreased $9,298,000, or 3.4%, in the 2013 Period.

Compensation expense decreased $7,598,000, or 5.5%, in the 2013 Period, driven by a decline in average full time equivalent employees of 8.4%.

Newsprint and ink costs decreased $3,348,000, or 12.8%, in the 2013 Period, primarily as a result of a reduction in newsprint volume of 11.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $1,648,000, or 1.6%, in the 2013 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $1,315,000 and $766,000 in the 2013 Period and 2012 Period, respectively.

We are engaged in various efforts to continue to manage our operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 3.5-4.5% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 2.0%, to $83,422,000, in the 2013 Period compared to $85,147,000 in the 2012 Period. Operating cash flow margin increased to 24.2% from 23.9% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $1,012,000, or 8.5%, in the 2013 Period and amortization expense decreased $2,451,000, or 11.4%, in the 2013 Period.

Equity in earnings in associated companies increased $537,000 in the 2013 Period.

The factors noted above resulted in operating income of $58,176,000 in the 2013 Period compared to $55,901,000 in the 2012 Period. Operating income margin increased to 16.9% from 15.7% a year ago.

Nonoperating Income and Expense

Financial expense increased $13,335,000, or 40.3%, to $46,399,000 in the 2013 Period due primarily to higher interest rates, which were partially offset by lower debt balances. Our weighted average cost of debt was 9.4% at March 31, 2013. The refinancing of the Pulitzer Notes in May 2013 reduces our weighted average cost of debt to 9.1% on a pro forma basis. Financial expense in the 2013 Period also includes $2,715,000 of non-cash amortization of a present value adjustment of debt compared to $1,336,000 in the 2012 Period.

The increase in financial expense from the refinancing of our debt in January 2012 cycled in January 2013. Absent a significant increase in LIBOR, we expect financial expense to decrease in the 13 weeks ending June 30, 2013 due to lower debt balances, which decreased $52,850,000 in the 2013 Period and have decreased $102,865,000 since the January 2012 refinancing, and the lower interest rate on the New Pulitzer Notes.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

Overall Results

We recognized $37,867,000 of reorganization costs in the 2012 Period. We recognized income tax expense of 46.2% of income from continuing operations before income taxes in the 2013 Period and income tax benefit of 33.3% in the 2012 Period. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $8,575,000 in the 2013 Period compared to a loss of $12,072,000 in the 2012 Period. We recorded earnings per diluted common share of $0.17 in the 2013 Period and a loss of $0.26 in the 2012 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.15 in the 2013 Period, compared to $0.33 in the 2012 Period. Per share amounts may not add due to rounding.

	26 Weeks Ended
	March 31 2013		March 25 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	8,575	0.17	(12,072)	(0.26)
Adjustments:
Debt financing and reorganization costs	89		40,606
Amortization of debt present value adjustment	2,715		1,336
Gain on sale of investment, net	(6,909)		—
Other, net	1,627		576
	(2,478)		42,518
Income tax effect of adjustments, net	865		(15,003)
	(1,613)	(0.03)	27,515	0.58
Unusual matters related to discontinued operations	1,014	0.02	73	—
Income attributable to Lee Enterprises, Incorporated, as adjusted	7,976	0.15	15,516	0.33

DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended March 31, 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,167,000, after income taxes, and is recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $45,288,000 in the 2013 Period and $62,685,000 in the 2012 Period. We recorded net income of $8,832,000 in the 2013 Period and a net loss of $11,919,000 in the 2012 Period. Increased financial expense accounts for the majority of the decline in cash provided by operating activities of continuing operations. We recognized a $1,247,000 loss on sale of discontinued operations in the 2013 Period and incurred $37,867,000 of reorganization costs in the 2012 Period. We also recognized a gain on sale of an investment of $7,093,000 in the 2013 Period. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the change in cash provided by operating activities of continuing operations in both periods.

Investing Activities

Cash provided by investing activities of continuing operations totaled $2,045,000 in the 2013 Period and $4,196,000 in the 2012 Period. Capital spending totaled $4,699,000 in the 2013 Period and $2,962,000 in the 2012 Period. We received $7,231,000 from sales of assets in the 2013 Period compared to $1,542,000 in the 2012 Period. Restricted cash was reduced $4,972,000 in the 2012 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2013, and other requirements, will be available from internally generated funds or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $52,944,000 in the 2013 Period and $64,573,000 in the 2012 Period. Debt reduction accounted for the usage of funds in the 2013 Period. In connection with the Chapter 11 Proceedings, we paid $23,563,000 of debt financing and reorganization costs in the 2012 Period. Debt reduction accounted for the remainder of the usage of funds in the 2012 Period.

The Plan requires us to suspend stockholder dividends and share repurchases through December 2015.

As discussed more fully in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein, in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 31 2013	September 30 2012	March 31 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	624,000	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
Pulitzer Notes	94,000	109,000	11.30
Unamortized present value adjustment	(16,909)	(19,624)
	876,091	926,226
Less current maturities of debt	14,400	17,400
Current amount of present value adjustment	(5,397)	(5,418)
Total long-term debt	867,088	914,244

At March 31, 2013, our weighted average cost of debt was 9.4%. The refinancing of the Pulitzer Notes in May 2013 reduces our weighted average cost of debt to 9.1% on a pro forma basis.

Aggregate maturities of debt, as adjusted for the Pulitzer Notes refinancing in May 2013, total $6,000,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $598,150,000 in 2016 and $249,800,000 in 2017.

Liquidity

At March 31, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 31, 2013 totals $52,389,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At March 31, 2013, the principal amount of our outstanding debt totals $893,000,000. This amount is already less than the $893,100,000 amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or Berkshire, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 31, 2013.

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

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,240,000, based on $624,000,000 of floating rate debt outstanding at March 31, 2013.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in May 2013 and our 1.25% minimum rate, LIBOR would need to increase approximately 80 basis points for six month borrowing up to approximately 105 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At March 31, 2013, approximately 69.9% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

North American newsprint producers continue to face significant declines in domestic demand as well as uncertainty, of export demand. Producers continue their efforts to manage available supply capacity through the use of extended production downtime or permanent closure of facilities.

Newsprint pricing has weakened since the beginning of 2013, after remaining relatively stable since mid-2010. Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures. The export market to Asia, particularly India, may be strengthening, which could slow or reverse recent price reductions. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement which is not traded on an active market and is held by a small group of investors, and the New Pulitzer Notes. We are unable, as of March 31, 2013, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 10, 2013
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)