Form 10-Q
period 2013-06-30
LEE ENTERPRISES, INC
filed 2013-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2013, 52,419,241 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 30 2013	September 30 2012

ASSETS

Current assets:
Cash and cash equivalents	11,630	13,920
Accounts receivable, net	63,881	67,925
Income taxes receivable	—	7,887
Inventories	6,277	7,271
Deferred income taxes	789	789
Other	6,219	6,241
Assets of discontinued operations	—	18,305
Total current assets	88,796	122,338
Investments:
Associated companies	40,693	42,201
Other	10,405	10,033
Total investments	51,098	52,234
Property and equipment:
Land and improvements	24,558	24,519
Buildings and improvements	188,091	188,048
Equipment	296,623	298,300
Construction in process	4,541	2,369
	513,813	513,236
Less accumulated depreciation	339,131	328,866
Property and equipment, net	174,682	184,370
Goodwill	243,729	243,729
Other intangible assets, net	418,382	447,017
Postretirement assets, net	8,516	7,551
Other	3,827	3,897

Total assets	989,030	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 30 2013	September 30 2012

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	11,988	11,982
Accounts payable	18,499	22,434
Compensation and other accrued liabilities	35,647	38,509
Income taxes payable	689	—
Unearned revenue	33,848	34,850
Liabilities of discontinued operations	—	2,536
Total current liabilities	100,671	110,311
Long-term debt, net of current maturities	847,385	914,244
Pension obligations	61,122	68,636
Postretirement and postemployment benefit obligations	7,803	7,160
Deferred income taxes	61,968	60,140
Income taxes payable	6,240	6,062
Other	6,470	8,639
Total liabilities	1,091,659	1,175,192
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	524	523
June 30, 2013; 52,389 shares;
September 30, 2012; 52,291 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	242,303	241,039
Accumulated deficit	(332,388)	(342,760)
Accumulated other comprehensive loss	(13,715)	(13,435)
Total stockholders' deficit	(103,276)	(114,633)
Non-controlling interests	647	577
Total deficit	(102,629)	(114,056)
Total liabilities and deficit	989,030	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Operating revenue:
Advertising and marketing services	113,636	120,546	349,345	370,263
Subscription	43,583	42,098	133,609	128,909
Other	9,800	9,101	29,323	28,305
Total operating revenue	167,019	171,745	512,277	527,477
Operating expenses:
Compensation	62,340	67,975	192,505	205,738
Newsprint and ink	10,471	12,366	33,357	38,600
Other operating expenses	53,461	51,317	160,929	157,138
Depreciation	5,215	5,811	16,146	17,755
Amortization of intangible assets	9,542	10,438	28,635	31,982
Workforce adjustments	945	2,404	2,260	3,171
Total operating expenses	141,974	150,311	433,832	454,384
Equity in earnings of associated companies	1,893	1,762	6,671	6,003
Operating income	26,938	23,196	85,116	79,096
Non-operating income (expense):
Financial income	134	3	219	113
Interest expense	(21,991)	(24,468)	(68,390)	(57,533)
Debt financing costs	(468)	(42)	(557)	(2,780)
Other, net	520	—	7,466	—
Total non-operating expense, net	(21,805)	(24,507)	(61,262)	(60,200)
Income (loss) before reorganization costs and income taxes	5,133	(1,311)	23,854	18,896
Reorganization costs	—	(250)	—	37,617
Income (loss) before income taxes	5,133	(1,061)	23,854	(18,721)
Income tax expense (benefit)	3,165	(119)	11,805	(6,002)
Income (loss) from continuing operations	1,968	(942)	12,049	(12,719)
Discontinued operations, net of income taxes	—	(412)	(1,247)	(553)
Net income (loss)	1,968	(1,354)	10,802	(13,272)
Net income attributable to non-controlling interests	(173)	(119)	(430)	(272)
Income (loss) attributable to Lee Enterprises, Incorporated	1,795	(1,473)	10,372	(13,544)
Other comprehensive income (loss), net of income taxes	(93)	152	(280)	456
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,702	(1,321)	10,092	(13,088)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	1,795	(1,061)	11,619	(12,991)

Earnings (loss) per common share:
Basic:
Continuing operations	0.03	(0.02)	0.22	(0.27)
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	0.03	(0.03)	0.20	(0.28)

Diluted:
Continuing operations	0.03	(0.02)	0.22	(0.27)
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	0.03	(0.03)	0.20	(0.28)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 30 2013	June 24 2012

Cash provided by operating activities:
Net income (loss)	10,802	(13,272)
Results of discontinued operations	(1,247)	(553)
Income (loss) from continuing operations	12,049	(12,719)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	44,781	49,737
Amortization of debt present value adjustment	3,932	2,557
Stock compensation expense	1,109	802
Distributions greater than earnings of MNI	1,342	347
Deferred income tax expense (benefit)	2,022	(16,092)
Debt financing costs	527	2,805
Reorganization costs	—	37,617
Gain on sale of investments	(7,093)	—
Changes in operating assets and liabilities:
Decrease in receivables	4,044	1,964
Decrease in inventories and other	409	644
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	(6,946)	1,444
Decrease in pension, postretirement and postemployment benefit obligations	(8,310)	(5,164)
Change in income taxes receivable or payable	9,423	9,930
Other, net	(1,237)	(2,006)
Net cash provided by operating activities of continuing operations	56,052	71,866
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(6,835)	(4,612)
Decrease in restricted cash	—	4,972
Proceeds from sales of assets	7,615	1,546
Distributions greater than earnings of TNI	166	910
Other, net	(330)	(500)
Net cash provided by investing activities of continuing operations	616	2,316
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	94,000	1,004,795
Payments on long-term debt	(166,350)	(1,055,305)
Debt financing and reorganization costs paid	(766)	(31,334)
Common stock transactions, net	21	—
Net cash required for financing activities of continuing operations	(73,095)	(81,844)
Net cash provided by (required for) discontinued operations
Operating activities	(552)	27
Investing activities	14,689	3,256
Net decrease in cash and cash equivalents	(2,290)	(4,379)
Cash and cash equivalents:
Beginning of period	13,920	23,555
End of period	11,630	19,176

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2013 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2012 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. See Notes 5 and 12.

2DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended March 31, 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

Assets and liabilities of the The Garden Island at February 28, 2013 are summarized as follows:

(Thousands of Dollars)	February 28 2013

Current assets	433
Property and equipment, net	770
Goodwill	500
Other intangible assets, net	4,025
Current liabilities	(271)
Assets, net	5,457

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,167,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

	13 Weeks Ended	39 Weeks Ended
(Thousands of Dollars)	June 24 2012	June 30 2013	June 24 2012

Operating revenue	7,563	1,321	23,650
Costs and expenses	(8,197)	(1,697)	(24,501)
Gain on sale of the North County Times	—	1,800	—
Loss on sale of The Garden Island	—	(3,340)	—

Loss from discontinued operations, before income taxes	(634)	(1,916)	(851)
Income tax benefit	(222)	(669)	(298)
Net loss	(412)	(1,247)	(553)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		40 Weeks Ended	39 Weeks Ended
(Thousands of Dollars)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Operating revenue	14,644	14,155	48,110	45,878
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,300	11,986	39,051	37,926
Workforce adjustments	—	33	—	(31)
Operating income	2,344	2,136	9,059	7,983

Company's 50% share of operating income	1,172	1,068	4,530	3,992
Less amortization of intangible assets	155	181	517	542
Equity in earnings of TNI	1,017	887	4,013	3,450

Certain assets utilized by TNI are owned by Star Publishing and Citizen. Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(173,000) and $(128,000) in the 13 weeks ended June 30, 2013 and June 24, 2012, respectively, $(449,000) in the 40 weeks ended June 30, 2013 and $(440,000) in the 39 weeks ended June 24, 2012.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending June 2014, June 2015, June 2016, June 2017 and June 2018.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Operating revenue	16,046	17,215	50,084	52,845
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,773	13,993	40,450	43,440
Workforce adjustments	74	(6)	63	22
Depreciation and amortization	383	424	1,147	1,271
Operating income	2,816	2,804	8,424	8,112

Net income	1,754	1,748	5,249	5,106

Equity in earnings of MNI	876	874	2,658	2,553

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 30 2013

Goodwill, gross amount	1,536,000
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period, as previously reported	247,271
Goodwill allocated to discontinued operations	(3,542)
Goodwill, beginning of period, as reclassified	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 30 2013	September 30 2012

Nonamortized intangible assets:
Mastheads	28,605	28,605
Amortizable intangible assets:
Customer and newspaper subscriber lists	855,773	855,773
Less accumulated amortization	466,000	437,366
	389,773	418,407
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,520	28,519
	4	5
	418,382	447,017

In assessing the recoverability of goodwill and other nonamortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business such as cash flow projections, stock price and other industry or market considerations. This assessment is made in the last fiscal quarter of each year.

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

Annual amortization of intangible assets for the 52 week periods ending June 2014, June 2015, June 2016, June 2017 and June 2018 is estimated to be $38,000,000, $37,804,000, $36,674,000, $35,434,000 and $35,048,000, respectively.

5	DEBT

As discussed more fully below (and certain capitalized terms used below defined), in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders ("Lenders"). We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes.

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility under which we have not drawn. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At June 30, 2013, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At June 30, 2013, the balance outstanding under the term loan is $618,500,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2013 payments made under the 1st Lien Agreement, and required to be made for the remainder of the year, are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	2,260	—
Asset sales	7,750	—	240	—
Excess cash flow	—	—	—	—
	20,000	17,850	5,500	3,000

2012 payments made under the 1st Lien Agreement are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	3,000
Asset sales	2,410	150	650
Excess cash flow	—	—	—
	15,010	6,500	6,150

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $793,500,000 at June 30, 2013, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at June 30, 2013 under the 1st Lien Agreement was 6.26:1 Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at June 30, 2013 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.25:1 at June 30, 2013.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at June 30, 2013 was 1.66:1. Our minimum interest expense coverage ratio covenant is 1.08:1 at June 30, 2013.

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

Principal Payments

At June 30, 2013, the balance of the New Pulitzer Notes is $80,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2013 payments made under the New Pulitzer Notes and Pulitzer Notes are summarized below. No payments are required to be made for the remainder of the year under the New Pulitzer Notes.

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	—
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	—

2012 payments made under the Pulitzer Notes are summarized as follows:

		13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	December 25 2011	March 25 2012	June 24 2012	September 30 2012

Prior to 2012 refinancing	500	—	—	—
Pursuant to the Plan, net	10,145	1,500	—	—
Mandatory	—	1,400	—	—
Voluntary	—	8,955	3,000	4,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	10,645	11,855	3,000	4,000

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

Further, the New Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the New Pulitzer Notes, interest due under the 2nd Lien Agreement, or accumulation of cash collateral and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

Intercreditor Agreements

The 1st Lien Agreement, 2nd Lien Agreement and New Pulitzer Notes contain cross-default provisions tied to each of the various agreements. Intercreditor agreements and an intercompany subordination agreement are also in effect.

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

The refinancing of the Pulitzer Notes with the New Pulitzer Notes resulted in the acceleration of $1,565,000 of the present value adjustment discussed above, which was partially offset by eliminating deferred interest expense of $1,189,000, and the net amount of which was recognized in the 13 weeks ended June 30, 2013. Expenses related to the issuance of the New Pulitzer Notes are capitalized as debt issuance costs and will be amortized until April 2017.

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

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485

Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 30 2013	September 30 2012	June 30 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	618,500	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	80,000	—	9.00
Pulitzer Notes	—	109,000	—
Unamortized present value adjustment	(14,127)	(19,624)
	859,373	926,226
Less current maturities of long-term debt	16,775	17,400
Current amount of present value adjustment	(4,787)	(5,418)
Total long-term debt	847,385	914,244

At June 30, 2013, our weighted average cost of debt was 9.1%.

Aggregate maturities of debt total $3,000,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $595,650,000 in 2016 and $235,800,000 in 2017.

Liquidity

At June 30, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 30, 2013 totals $41,572,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At June 30, 2013, the principal amount of our outstanding debt totals $873,500,000, approximately $20 million less than the amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 30, 2013.

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

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012, all benefits are frozen and no additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations and income tax laws. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Service cost for benefits earned during the period	54	7	162	21
Interest cost on projected benefit obligation	1,882	1,994	5,646	5,982
Expected return on plan assets	(2,459)	(2,223)	(7,377)	(6,669)
Amortization of net loss	572	593	1,716	1,779
Amortization of prior service benefit	(34)	(34)	(102)	(102)
	15	337	45	1,011

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Service cost for benefits earned during the period	182	182	546	546
Interest cost on projected benefit obligation	281	277	843	831
Expected return on plan assets	(368)	(532)	(1,104)	(1,596)
Amortization of net gain	(331)	(613)	(993)	(1,839)
Amortization of prior service benefit	(365)	(365)	(1,095)	(1,095)
	(601)	(1,051)	(1,803)	(3,153)

Based on our forecast at June 30, 2013, we do not expect to contribute to our pension plans for the remainder of 2013. Based on our forecast at June 30, 2013, we do not expect to make significant contributions to our postretirement plans for the remainder of 2013.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		39 Weeks Ended
(Percent of Income Before Income Taxes)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Computed “expected” income tax expense (benefit)	35.0	(35.0)	35.0	(35.0)
State income taxes (benefit), net of federal tax effect	3.5	(3.3)	3.4	(3.3)
Dividends received deductions and credits	(8.4)	5.9	(5.9)	(3.0)
Domestic production deduction	3.4	—	3.4	—
Reorganization costs	—	4.0	—	4.9
Valuation allowance	(1.8)	—	4.2	(0.5)
Resolution of tax matters	5.0	22.8	2.6	4.2
Deferred income tax rate adjustments	22.1	(3.0)	4.8	(1.6)
Other	2.9	(2.6)	2.0	2.2
	61.7	(11.2)	49.5	(32.1)

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, tax credit carryforwards, and the tax basis in other assets in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets also results in reduced  depreciation and amortization expense for income tax purposes, beginning in 2013.

8	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 30 2013	June 24 2012	June 30 2013	June 24 2012

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	1,795	(1,061)	11,619	(12,991)
Discontinued operations	—	(412)	(1,247)	(553)
	1,795	(1,473)	10,372	(13,544)

Weighted average common shares	52,325	51,731	52,305	48,733
Less non-vested restricted Common Stock	500	—	500	—
Basic average common shares	51,825	51,731	51,805	48,733
Dilutive stock options and restricted Common Stock	213	—	107	—
Diluted average common shares	52,038	51,731	51,912	48,733

Earnings (loss) per common share:
Basic:
Continuing operations	0.03	(0.02)	0.22	(0.27)
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	0.03	(0.03)	0.20	(0.28)

Diluted:
Continuing operations	0.03	(0.02)	0.22	(0.27)
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	0.03	(0.03)	0.20	(0.28)

For the 13 weeks ended June 30, 2013 and June 24, 2012, the anti-dilutive weighted average shares not considered in the computation of diluted earnings (loss) per common share are 1,705,000 and 2,695,000, respectively. For the 39 weeks ended June 30, 2013 and June 24, 2012, the anti-dilutive weighted average shares not considered in the computation of diluted earnings per common share are 2,971,000 and 2,085,000, respectively.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 30, 2013 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2012	3,102	3.18
Granted	51	1.20
Exercised	(18)	1.13
Cancelled	(281)	5.67
Outstanding, June 30, 2013	2,854	2.91	7.6	1,211

Exercisable, June 30, 2013	1,487	4.18	6.8	328

Total unrecognized compensation expense for unvested stock options as of June 30, 2013 is $1,091,000, which will be recognized over a weighted average period of 1.5 years.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 39 weeks ended June 30, 2013.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2012	500	1.31
Outstanding, June 30, 2013	500	1.31
Total unrecognized compensation expense for unvested restricted Common Stock at June 30, 2013 is $454,000, which will be recognized over a weighted average period of 2.1 years.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt at June 30, 2013 consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $80,000,000 principal amount of New Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by a small group of investors and Berkshire, respectively. We are unable, as of June 30, 2013, to determine the fair value of such debt. The value, if determined, may be more or less than the carrying amount. The determination of the amount of the Herald Value (as discussed more fully in Note 11) is based on an estimate of fair value using both market and income-based approaches.

The following table summarizes the financial instruments measured at fair value in the accompanying Consolidated Balance Sheets:

(Thousands of Dollars)	June 30 2013	September 30 2012

Level 3 - Herald Value - liability	300	300

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

11	COMMITMENTS AND CONTINGENT LIABILITIES

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

In April 2013, we received notice of Herald's intent to redeem the Herald Value. The actual amount of the Herald Value will be based on a valuation of PD LLC and DS LLC as of March 31, 2013. Cash settlement of the Herald Value is limited by the terms of the 1st Lien Agreement.

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

Income Taxes

We file income tax returns with the IRS and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009.

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to reverse the class action ruling, which was granted in part and denied in part.  A motion to reconsider certification of the remaining class claims is currently pending before the trial court. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

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

As of July 1, 2011, our Common Stock traded at an average 30-day closing market price of less than $1 per share. Under the New York Stock Exchange ("NYSE") listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over-the-counter market. In July 2011, the NYSE first notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock was allowed to continue to be listed during a cure period. In February 2012, after completing our debt refinancing, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards.

13    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this amendment in 2013 did not have a material impact on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 30, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2012 Annual Report on Form 10-K.

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

Operating Cash Flow and Operating Cash Flow Margin

Operating cash flow is defined as operating income before, to the extent applicable, depreciation, amortization, impairment of goodwill and other assets, curtailment gains and equity in earnings of associated companies. Operating cash flow margin is defined as operating cash flow divided by operating revenue. Both represent non-GAAP financial measures that are used in the analysis below. We believe these measures provide meaningful supplemental information because of their focus on results from operations excluding such non-cash factors.

Reconciliations of operating cash flow and operating cash flow margin to operating income and operating income margin, the most directly comparable measures under GAAP, are included in the tables below:

	13 Weeks Ended
(Thousands of Dollars)	June 30 2013	Percent of Revenue	June 24 2012	Percent of Revenue

Operating cash flow	39,802	23.8	37,683	21.9
Depreciation and amortization	(14,757)	(8.8)	(16,249)	(9.5)
Equity in earnings of associated companies	1,893	1.1	1,762	1.0
Operating income	26,938	16.1	23,196	13.5

	39 Weeks Ended
(Thousands of Dollars)	June 30 2013	Percent of Revenue	June 24 2012	Percent of Revenue

Operating cash flow	123,226	24.1	122,830	23.3
Depreciation and amortization	(44,781)	(8.7)	(49,737)	(9.4)
Equity in earnings of associated companies	6,671	1.3	6,003	1.1
Operating income	85,116	16.6	79,096	15.0

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our platforms include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.1 million and 1.4 million, respectively, for the 13 weeks ended June 30, 2013, read by nearly four million people in print;

•	Websites and mobile and tablet products in all of our markets that complement our newspapers and attracted 20.8 million unique visitors in June 2013, with 188.5 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of June 2013, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have still not recovered to pre-recession levels. Revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

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

As a result, we recorded pretax, non-cash charges to reduce the carrying value of goodwill and nonamortized and amortizable intangible assets in 2008, 2009 and 2011. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2008-2012. We recorded deferred income tax benefits related to these charges.

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

At June 30, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 30, 2013 totals $41,572,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At June 30, 2013, the principal amount of our outstanding debt totals $873,500,000, approximately $20 million less than the amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 30, 2013.

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

13 WEEKS ENDED JUNE 30, 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 30 2013	June 24 2012	Percent Change

Operating revenue:
Retail	70,944	74,049	(4.2)
Classified:
Employment	8,824	9,929	(11.1)
Automotive	8,417	9,540	(11.8)
Real estate	4,864	4,990	(2.5)
All other	12,491	13,320	(6.2)
Total classified	34,596	37,779	(8.4)
National	4,997	5,874	(14.9)
Niche publications and other	3,099	2,844	9.0
Total advertising and marketing services revenue	113,636	120,546	(5.7)
Subscription	43,583	42,098	3.5
Commercial printing	3,258	3,368	(3.3)
Digital services and other	6,542	5,733	14.1
Total operating revenue	167,019	171,745	(2.8)
Operating expenses:
Compensation	62,340	67,975	(8.3)
Newsprint and ink	10,471	12,366	(15.3)
Other operating expenses	53,461	51,317	4.2
Workforce adjustments	945	2,404	(60.7)
	127,217	134,062	(5.1)
Operating cash flow	39,802	37,683	5.6
Depreciation and amortization	14,757	16,249	(9.2)
Equity in earnings of associated companies	1,893	1,762	7.4
Operating income	26,938	23,196	16.1
Non-operating expense, net	(21,805)	(24,507)	(11.0)
Income (loss) from continuing operations before reorganization costs and income taxes	5,133	(1,311)	NM
Reorganization costs	—	(250)	NM
Income (loss) from continuing operations before income taxes	5,133	(1,061)	NM
Income tax expense (benefit)	3,165	(119)	NM
Income (loss) from continuing operations	1,968	(942)	NM
Discontinued operations, net of income taxes	—	(412)	NM
Net income (loss)	1,968	(1,354)	NM
Net income attributable to non-controlling interests	(173)	(119)	45.4
Income (loss) attributable to Lee Enterprises, Incorporated	1,795	(1,473)	NM
Other comprehensive income (loss), net of income taxes	(93)	152	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,702	(1,321)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	1,795	(1,061)	NM

Income (loss) per common share:
Basic	0.03	(0.03)	NM
Diluted	0.03	(0.03)	NM

References to the "2013 Quarter" refer to the 13 weeks ended June 30, 2013. Similarly, references to the "2012 Quarter" refer to the 13 weeks ended June 24, 2012.

Advertising and Marketing Services Revenue

In the 2013 Quarter, combined print and digital advertising and marketing services revenue decreased $6,910,000, or 5.7%, compared to the 2012 Quarter. Retail advertising decreased 4.2%. Retail preprint insertion revenue increased 2.0%. Digital retail advertising increased 2.5%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 8.4% in the 2013 Quarter. Employment revenue decreased 11.1% while automotive advertising decreased 11.8%, real estate decreased 2.5% and other classified decreased 6.2%. Digital classified revenue decreased 1.9%.

National advertising decreased $877,000, or 14.9%. Advertising in niche publications and other increased 9.0%.

On a stand-alone basis, digital advertising and marketing services revenue decreased 0.2% in the 2013 Quarter, representing 14.9% of total advertising and marketing services revenue. Total digital revenue for the 2013 Quarter, including advertising, subscription and all other digital business, totaled $19.9 million, an increase of 4.9% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 6.7%.

Subscription and Other Revenue

Subscription revenue increased $1,485,000, or 3.5%, in the 2013 Quarter due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our unaudited, average daily circulation, including TNI, MNI and digital subscribers, decreased 5.4% and Sunday circulation decreased 7.6% in the 2013 Quarter compared to the 2012 Quarter.

Our digital sites attracted 20.8 million unique visitors in the month of June 2013, a decrease of 2.5% from a year ago, with 188.5 million page views. The number of mobile page views grew 74.1% to 77.2 million in June 2013. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $110,000, or 3.3%, in the 2013 Quarter. Digital services and other revenue increased $809,000, or 14.1%, in the 2013 Quarter.

Operating Expenses

Operating expenses other than depreciation, amortization and unusual matters decreased $5,386,000, or 4.1%, in the 2013 Quarter.

Compensation expense decreased $5,635,000, or 8.3%, in the 2013 Quarter, driven by a decline in average full-time equivalent employees of 8.4%.

Newsprint and ink costs decreased $1,895,000, or 15.3%, in the 2013 Quarter, primarily as a result of a reduction in newsprint volume of 11.9%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $2,144,000, or 4.2%, in the 2013 Quarter due primarily to new products and the impact of outsourcing.

Reductions in staffing resulted in workforce adjustment costs totaling $945,000 and $2,404,000 in the 2013 Quarter and 2012 Quarter, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 4.5-5.5% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 5.6%, to $39,802,000, in the 2013 Quarter compared to $37,683,000 in the 2012 Quarter. Operating cash flow margin increased to 23.8% from 21.9% a year ago, reflecting a smaller percentage decrease in operating revenue than the decrease in operating expenses.

Depreciation expense decreased $596,000, or 10.3%, in the 2013 Quarter and amortization expense decreased $896,000, or 8.6%, in the 2013 Quarter.

Equity in earnings in associated companies increased $131,000 in the 2013 Quarter.

The factors noted above resulted in operating income of $26,938,000 in the 2013 Quarter compared to $23,196,000 in the 2012 Quarter. Operating income margin increased to 16.1% from 13.5% a year ago.

Nonoperating Income and Expense

Interest expense decreased $2,477,000, or 10.1%, to $21,991,000 in the 2013 Quarter due to lower debt balances and refinancing of the Pulitzer Notes. Our weighted average cost of debt was 9.1% at the end of the 2013 Quarter. Interest expense in the 2013 Quarter includes $1,216,000 of non-cash amortization of a present value adjustment of debt compared to $1,387,000 in the 2012 Quarter.

Absent a significant increase in LIBOR, we expect interest expense to continue to decrease in the 13 weeks ending September 29, 2013 due to lower debt balances, which decreased $19,500,000 in the 2013 Quarter and have decreased $122,365,000 since the January 2012 refinancing, and the lower interest rate on the New Pulitzer Notes.

Overall Results

We recognized income tax expense of 61.7% of income before income taxes in the 2013 Quarter and income tax benefit of 11.2% of loss before income taxes in the 2012 Quarter. Adjustments to deferred income taxes increased income tax expense approximately $1,000,000 in the 2013 Quarter, resulting in a high effective tax rate. Approximately $1,000,000 of deferred tax expense was due to rate changes in the 2013 Quarter relating to asset basis adjustments made to optimize tax loss carrybacks and future deferrals of income taxes. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $1,795,000 in the 2013 Quarter compared to a loss of $1,473,000 in the 2012 Quarter. We recorded earnings per diluted common share of $0.03 in the 2013 Quarter and a loss per diluted common share of $0.03 in the 2012 Quarter. Excluding unusual matters, as detailed in the table below, diluted income per common share, as adjusted, was $0.06 in the 2013 Quarter, compared to $0.03 in the 2012 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 30 2013		June 24 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	1,795	0.03	(1,473)	(0.03)
Adjustments:
Debt financing and reorganization costs	468		(208)
Amortization of debt present value adjustment	1,216		1,387
Other, net	544		2,975
	2,228		4,154
Income tax effect of adjustments, net	(763)		(1,454)
	1,465	0.03	2,700	0.05
Unusual matters related to discontinued operations	—	—	272	0.01
Income attributable to Lee Enterprises, Incorporated, as adjusted	3,260	0.06	1,499	0.03

39 WEEKS ENDED JUNE 30, 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 30 2013	June 24 2012	Percent Change

Operating revenue:
Retail	221,107	229,323	(3.6)
Classified:
Employment	25,165	27,309	(7.9)
Automotive	26,039	29,047	(10.4)
Real estate	13,941	15,215	(8.4)
All other	35,634	37,594	(5.2)
Total classified	100,779	109,165	(7.7)
National	18,373	23,125	(20.5)
Niche publications and other	9,086	8,650	5.0
Total advertising and marketing services revenue	349,345	370,263	(5.6)
Subscription	133,609	128,909	3.6
Commercial printing	9,681	9,390	3.1
Digital services and other	19,642	18,915	3.8
Total operating revenue	512,277	527,477	(2.9)
Operating expenses:
Compensation	192,505	205,738	(6.4)
Newsprint and ink	33,357	38,600	(13.6)
Other operating expenses	160,929	157,138	2.4
Workforce adjustments	2,260	3,171	(28.7)
	389,051	404,647	(3.9)
Operating cash flow	123,226	122,830	0.3
Depreciation and amortization	44,781	49,737	(10.0)
Equity in earnings of associated companies	6,671	6,003	11.1
Operating income	85,116	79,096	7.6
Non-operating expense, net	(61,262)	(60,200)	1.8
Income from continuing operations before reorganization costs and income taxes	23,854	18,896	26.2
Reorganization costs	—	37,617	NM
Income (loss) from continuing operations before income taxes	23,854	(18,721)	NM
Income tax expense (benefit)	11,805	(6,002)	NM
Income (loss) from continuing operations	12,049	(12,719)	NM
Discontinued operations, net of income taxes	(1,247)	(553)	NM
Net income (loss)	10,802	(13,272)	NM
Net income attributable to non-controlling interests	(430)	(272)	58.1
Income (loss) attributable to Lee Enterprises, Incorporated	10,372	(13,544)	NM
Other comprehensive income (loss), net of income taxes	(280)	456	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	10,092	(13,088)	NM

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	11,619	(12,991)	NM

Earnings (loss) per common share:
Basic	0.20	(0.28)	NM
Diluted	0.20	(0.28)	NM

References to the "2013 Period" refer to the 39 weeks ended June 30, 2013. Similarly, references to the "2012 Period" refer to the 39 weeks ended June 24, 2012.

Advertising and Marketing Services Revenue

In the 2013 Period, combined print and digital advertising revenue and marketing services decreased $20,918,000, or 5.6%, compared to the 2012 Period. Retail advertising decreased 3.6%. Retail preprint insertion revenue increased 1.5%. Digital retail advertising increased 3.8%, partially offsetting print declines.

On a combined basis, print and digital classified revenue decreased 7.7% in the 2013 Period. Employment revenue decreased 7.9% while automotive advertising decreased 10.4%, real estate decreased 8.4% and other classified decreased 5.2%. Digital classified revenue increased 3.9%, partially offsetting print declines.

National advertising decreased $4,752,000, or 20.5%. Advertising in niche publications and other increased 5.0%.

On a stand-alone basis, digital advertising and marketing services revenue increased 1.9% in the 2013 Period, representing 14.1% of total advertising and marketing services revenue. Total digital revenue for the 2013 Period, including advertising, subscription and all other digital business, totaled $57.2 million, an increase of 5.9% from a year ago. Print advertising revenue on a stand-alone basis decreased 6.9%.

Subscription and Other Revenue

Subscription revenue increased $4,700,000, or 3.6%, in the 2013 Period due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our unaudited, average daily circulation, including TNI, MNI and digital subscribers decreased 4.9% and Sunday circulation decreased 8.2% in the 2013 Period compared to the 2012 Period.

Our digital sites attracted 20.8 million unique visitors in the month of June 2013, a decrease of 2.5% from a year ago, with 188.5 million page views. The number of mobile page views grew 74.1% to 77.2 million in June 2013. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue increased $291,000, or 3.1%, in the 2013 Period. Digital services and other revenue increased $727,000, or 3.8%, in the 2013 Period.

Operating Expenses

Operating expenses, other than depreciation, amortization and unusual matters, decreased $14,685,000, or 3.7%, in the 2013 Period.

Compensation expense decreased $13,233,000, or 6.4%, in the 2013 Period, driven by a decline in average full time equivalent employees of 8.4%.

Newsprint and ink costs decreased $5,243,000, or 13.6%, in the 2013 Period, primarily as a result of a reduction in newsprint volume of 11.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $3,791,000, or 2.4%, in the 2013 Period due primarily to new products and the impact of outsourcing.

Reductions in staffing resulted in workforce adjustment costs totaling $2,260,000 and $3,171,000 in the 2013 Period and 2012 Period, respectively.

We are engaged in various efforts to continue to contain future growth in operating expenses. We expect 2013 operating expenses, excluding depreciation, amortization and unusual matters, to decrease 4.5-5.5% from their 2012 level.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 0.3%, to $123,226,000, in the 2013 Period compared to $122,830,000 in the 2012 Period. Operating cash flow margin increased to 24.1% from 23.3% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $1,609,000, or 9.1%, in the 2013 Period and amortization expense decreased $3,347,000, or 10.5%, in the 2013 Period.

Equity in earnings in associated companies increased $668,000 in the 2013 Period.

The factors noted above resulted in operating income of $85,116,000 in the 2013 Period compared to $79,096,000 in the 2012 Period. Operating income margin increased to 16.6% from 15.0% a year ago.

Nonoperating Income and Expense

Interest expense increased $10,857,000, or 18.9%, to $68,390,000 in the 2013 Period due primarily to higher interest rates, which were partially offset by lower debt balances. Our weighted average cost of debt was 9.1% at June 30, 2013. Interest expense in the 2013 Period also includes $3,932,000 of non-cash amortization of a present value adjustment of debt compared to $2,557,000 in the 2012 Period.

The increase in interest expense from the refinancing of our debt in January 2012 cycled in January 2013. Absent a significant increase in LIBOR, we expect interest expense to continue to decrease in the 13 weeks ending September 29, 2013 due to lower debt balances, which decreased $72,350,000 in the 2013 Period and have decreased $122,365,000 since the January 2012 refinancing, and the lower interest rate on the New Pulitzer Notes.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment.

Overall Results

We recognized $37,617,000 of reorganization costs in the 2012 Period. We recognized income tax expense of 49.5% of income from continuing operations before income taxes in the 2013 Period and income tax benefit of 32.1% in the 2012 Period. Adjustments to deferred income taxes increased income tax expense approximately $1,000,000 in the 2013 Quarter, resulting in a high effective tax rate. Approximately $1,000,000 of deferred tax expense was due to rate changes in the 2013 Period relating to asset basis adjustments made to optimize tax loss carrybacks and future deferrals of income taxes. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $10,372,000 in the 2013 Period compared to a loss of $13,544,000 in the 2012 Period. We recorded earnings per diluted common share of $0.20 in the 2013 Period and a loss of $0.28 in the 2012 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.22 in the 2013 Period, compared to $0.35 in the 2012 Period. Per share amounts may not add due to rounding.

	39 Weeks Ended
	June 30 2013		June 24 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	10,372	0.20	(13,544)	(0.28)
Adjustments:
Debt financing and reorganization costs	557		40,397
Amortization of debt present value adjustment	3,932		2,557
Gain on sale of investment, net	(6,909)		—
Other, net	2,170		3,717
	(250)		46,671
Income tax effect of adjustments, net	102		(16,457)
	(148)	—	30,214	0.62
Unusual matters related to discontinued operations	1,014	0.02	345	0.01
Income attributable to Lee Enterprises, Incorporated, as adjusted	11,238	0.22	17,015	0.35

DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended March 31, 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,167,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $56,052,000 in the 2013 Period and $71,866,000 in the 2012 Period. We recorded net income of $10,802,000 in the 2013 Period and a net loss of $13,272,000 in the 2012 Period. Increased interest expense accounts for the majority of the decline in cash provided by operating activities of continuing operations. We recognized a $1,247,000 loss on sale of discontinued operations in the 2013 Period and incurred $37,617,000 of reorganization costs in the 2012 Period. We also recognized a gain on sale of an investment of $7,093,000 in the 2013 Period. Changes in deferred income taxes, and operating assets and liabilities accounted for the bulk of the remainder of the change in cash provided by operating activities of continuing operations in both periods.

Investing Activities

Cash provided by investing activities of continuing operations totaled $616,000 in the 2013 Period and $2,316,000 in the 2012 Period. Capital spending totaled $6,835,000 in the 2013 Period and $4,612,000 in the 2012 Period. We received $7,615,000 from sales of assets in the 2013 Period compared to $1,546,000 in the 2012 Period. Restricted cash was reduced $4,972,000 in the 2012 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $9-10,000,000 in 2013, and other requirements, will be available from internally generated funds or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $73,095,000 in the 2013 Period and $81,844,000 in the 2012 Period. Debt reduction accounted for the usage of funds in the 2013 Period. In connection with the Chapter 11 Proceedings, we paid $31,334,000 of debt financing and reorganization costs in the 2012 Period. Debt reduction accounted for the remainder of the usage of funds in the 2012 Period.

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

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 30 2013	September 30 2012	June 30 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	618,500	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	80,000	—	9.00
Pulitzer Notes	—	109,000	—
Unamortized present value adjustment	(14,127)	(19,624)
	859,373	926,226
Less current maturities of debt	16,775	17,400
Current amount of present value adjustment	(4,787)	(5,418)
Total long-term debt	847,385	914,244

At June 30, 2013, our weighted average cost of debt was 9.1%.

Aggregate maturities of debt total $3,000,000 for the remainder of 2013, $19,150,000 in 2014, $19,900,000 in 2015, $595,650,000 in 2016 and $235,800,000 in 2017.

Liquidity

At June 30, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 30, 2013 totals $41,572,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At June 30, 2013, the principal amount of our outstanding debt totals $873,500,000, approximately $20,000,000 less than the amount projected for September 2014 under the Plan. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 30, 2013.

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

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued and recently, certain provisions applicable to employers were delayed. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our previous medical plans, such as:

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

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,185,000, based on $618,500,000 of floating rate debt outstanding at June 30, 2013.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in June 2013 and our 1.25% minimum rate, LIBOR would need to increase approximately 80-84 basis points for six month borrowing up to approximately 106 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At June 30, 2013, approximately 70.8% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Newsprint pricing continued to weaken during the 2013 Quarter as North American newsprint producers continue to face significant declines in domestic demand as well as uncertainty of export demand. Producers continue their efforts to manage available supply capacity through the use of production downtime or permanent closure of facilities. Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, the producers' ability to mitigate input cost pressures, and monetary exchange rates.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement which is not traded on an active market and is held by a small group of investors, and the New Pulitzer Notes. We are unable, as of June 30, 2013, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In July 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, which was granted in part and denied in part.  A motion to reconsider certification of the remaining class claims is currently pending before the trial court. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the action, which is not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	August 9, 2013
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)