Form 10-K/A
period 2012-09-30
LEE ENTERPRISES, INC
filed 2013-10-11
CIK 58361

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Form 10-K”) of Lee Enterprises, Incorporated (the “Company”) originally filed with the Securities and Exchange Commission on December 14, 2012, with updated audit reports of the Company's independent registered public accounting firm, KPMG LLP ("KPMG"), with regard to the Company’s consolidated financial statements for the fiscal years ended September 26, 2010, September 25, 2011 and September 30, 2012, as well as the Company’s internal control over financial reporting as of September 30, 2012 ("KPMG Audit Reports").
The original audit report of KPMG on the consolidated financial statements made reference to the report of other auditors on the consolidated financial statements of Madison Newspapers, Inc., and Subsidiary ("MNI") for the fiscal years ended September 26, 2010, September 25, 2011 and September 30, 2012 (the “McGladrey Audit Report”). MNI is a 50% owned equity method investment of the Company.
On September 12, 2013, MNI informed the Company that it had been notified by its auditors, McGladrey LLP (“McGladrey”), that reliance should not be placed on the McGladrey Audit Report. On September 13, 2013, the Company received a letter from McGladrey withdrawing the McGladrey Audit Report, revoking its consent that was included in the Company's Annual Report on Form 10-K to incorporate the McGladrey Audit Report by reference in the Company's registration statements and resigning as MNI's auditor. Accordingly, the original KPMG audit report on the Company’s consolidated financial statements was withdrawn, as KPMG was no longer able to make reference to the McGladrey Audit Report.
In accordance with Rule 2-01 of Regulation S-X and the Public Company Accounting Oversight Board (United States) auditing and related professional practice standards, McGladrey determined that its independence was impaired with respect to MNI. Prior to such determination, the Company did not believe there were any issues relating to McGladrey's independence, and the Company continues to believe that the services provided by McGladrey to MNI, which involved drafting consolidated financial statements and related notes, did not compromise McGladrey's integrity or objectivity with respect to the McGladrey Audit Report.
This Form 10-K/A reflects dual dated audit reports of KPMG, removing the reference to the report of other auditors from the report on the Company’s consolidated financial statements. There were no changes to account balances or disclosures as a result of the additional procedures performed by KPMG that made it possible for them to issue the KPMG Audit Reports on the Company’s consolidated financial statements without reference to the report of other auditors and the Company’s internal control over financial reporting.
For the convenience of the reader, this Form 10-K/A sets forth the Company's Form 10-K in its entirety, as modified and superseded, where necessary, to reflect the matters discussed above. The following items have been amended to reflect the KPMG Audit Reports on the Company’s consolidated financial statements:

•	Part II - Item 8 - Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements;

•	Part II - Item 9A - Controls and Procedures - Report of Independent Registered Public Accounting Firm on the Company's internal control over financial reporting;

•	Signatures;

•	Substitution of Exhibit 23.1, Exhibit 31.1, Exhibit 31.2 and Exhibit 32; and

•	Removal of Exhibit 23.2- Consent of McGladrey LLP and Exhibit 23.3- Report of McGladrey LLP from the Exhibit Index.
In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
With the exception of the foregoing, no other information in the Form 10-K has been amended.
This Form 10-K/A has not been updated for any other events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the 53-week period ended September 30, 2012 and each of the 52-week periods ended September 25, 2011 and September 26, 2010, and our report dated December 14, 2012, except for the Company’s investment in and equity in earnings of Madison Newspapers, Inc. and Subsidiary as set forth in Note 3, which is as of October 11, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 14, 2012, except for the Company’s
investment in and equity in earnings of Madison
Newspapers, Inc. and Subsidiary as set forth in
Note 3, which is as of October 11, 2013

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

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of October 2013.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 30, 2012 and September 25, 2011, and the results of their operations and their cash flows for the 53-week period ended September 30, 2012 and each of the 52-week periods ended September 25, 2011 and September 26, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012, except for the Company’s investment in and equity in earnings of Madison Newspapers, Inc. and Subsidiary as set forth in Note 3, which is as of October 11, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 14, 2012, except for the Company’s
investment in and equity in earnings of Madison
Newspapers, Inc. and Subsidiary as set forth in
Note 3, which is as of October 11, 2013

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
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, As amended effective January 6, 2010).

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