Form 10-K
period 2013-09-29
LEE ENTERPRISES, INC
filed 2013-12-13
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 29, 2013
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 25, 2013, such aggregate market value is approximately $62,832,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2013. Common Stock, $0.01 par value, 53,444,441 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2014 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2013", "2012", "2011" and the like refer to the fiscal years ended the last Sunday in September.

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

Other risks and uncertainties include the impact and duration of adverse conditions in certain aspects of the economy affecting our business, changes in advertising demand, potential changes in newsprint and other commodity prices, energy costs, interest rates, labor costs, legislative and regulatory rulings, difficulties in achieving planned expense reductions, maintaining employee and customer relationships, increased capital costs, maintaining our listing status on the NYSE, competition and other risks detailed from time to time in our publicly filed documents.

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

PART I

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI") were not included in the filings. During the Chapter 11 Proceedings, we, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

We experienced significant net losses in all but one year since 2007 due primarily to non-cash charges for impairment of goodwill and other assets in 2013, 2011, 2009 and 2008 and reorganization costs in 2012 . Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 29, 2013. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 4 and 5 of the Notes to Consolidated Financial Statements, included herein, for additional information.

ITEM 1. BUSINESS

We are a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 50 daily newspaper markets, across 22 states, are principally midsize or small. Through our paid and unpaid print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our platforms include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.1 million and 1.5 million, respectively, for the six months ended September 29, 2013, read by nearly four million people in print;

•	Websites and mobile and tablet products in all of our markets that complement our newspapers and attracted 23.2 million unique visitors in September 2013, with 209.1 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of October 2013, the unemployment rate in eight of our top ten markets by revenue was lower than the national average. Eight of our top ten markets also ranked among the top 25 markets nationwide with the lowest unemployment rates. We believe that all of these factors have had a positive impact on advertising revenue.

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

We are a leading provider of local news and information, and a major platform for advertising and marketing services, in our markets and have been for many years. Our brands are well known in our markets. We believe we have more journalists than any other local news and information source in our markets and, in many cases, more than all of our local competitors combined. We believe our brand strength and the size of our news staff allow us to provide more comprehensive coverage of local news than our competitors in our markets.

We believe our longstanding commitment to our markets, leading news staffs and close relationships with advertisers in our markets serve as a platform from which to thrive in the future.

Drive Revenue

Revenue is a key imperative among our top priorities. We pursue revenue opportunities by gaining new local advertisers, introducing new products and increasing our share of advertising and marketing services spending from existing clients. Our sales force is larger, and we believe of higher quality, than any local competitor, and we invest heavily in training, especially with respect to our expanding array of digital products.

Expand Our Audiences

The number of customers we reach in our markets is critical to our value to advertisers. As measured in 11 of our top markets by independent, third-party research, we deliver unduplicated reach of print and digital readers and users of print products of an average of 79.1% of all adults over a seven-day period through our print and digital platforms. Among those 18-29 years old, we reach an average of 78.8% of readers and users. We believe our non-daily print publications further expand our audiences.

We continually strive to increase our reach by creatively and energetically improving our content across print and digital platforms. Increasingly, we are also using various forms of social media to enhance our audiences.

Seize Digital Opportunities

We offer advertisers a wide array of digital products, including video, digital couponing, behavioral targeting, banner ads and social networking. Total digital revenue increased 5.5% in 2013 and we expect that digital revenue will continue to grow.

On our digital sites, we provide news stories 24 hours a day and post continual updates of developing stories, often including video. Customers access our stories digitally on websites, mobile devices and tablets. As a result, our digital audience has grown rapidly. In September 2013, unique visitors to our digital sites increased 2.7% from September 2012 to 23.2 million.

We have developed mobile sites in all of our markets as well as separate smart phone applications in all markets, and, as a result, we have enjoyed significant audience growth, with mobile, tablet, desktop and app page views increasing 9.4% in September 2013 from September 2012. In most of our markets, our websites are the leading local digital news source. As with mobile, we have moved quickly to develop applications for tablets, including the iPad, and with our mobile audience growth and high advertiser interest we expect mobile and tablet advertising revenue to increase in the next few years. As new digital technologies emerge, we expect to move rapidly to make our content available on them.

In 2011, we began to implement charges for digital access to our content in certain of our markets using a metered model. In December 2013, that program has been rolled out in most of our markets, and is contributing to our subscription revenue.

Aggressively Control Costs

Throughout the recent economic downturn, we have aggressively transformed our business model and carefully managed our costs to maintain our margins and profitability. Since 2007, we reduced cash costs of our continuing operations (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) by $285 million, or 36%. We regionalized staff functions, selectively consolidated and/or outsourced printing, discontinued unprofitable niche publications, reduced newsprint volume 58%, and sharpened our focus on cost control in all areas. We have reduced personnel while protecting our strengths in news, sales and digital products.

Our business transformation actions allowed us to maintain significant, stable cash flows since 2009 and significantly reduce debt, despite declining revenues. While future cost reductions will be more difficult to accomplish as a result of the significant reductions to our cost structure that we have achieved, we remain committed to maintaining strong cash flows.

PULITZER ACQUISITION

In 2005, we acquired Pulitzer Inc. (“Pulitzer”). Pulitzer published 14 daily newspapers and more than 100 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI, as discussed more fully below. The acquisition of Pulitzer increased our paid circulation by more than 50% and revenue by more than 60% at that time. The acquisition was financed primarily with debt.

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

Pulitzer and its subsidiaries and affiliates currently publish 11 daily newspapers and support the related digital products, as well as publish approximately 75 weekly newspapers, shoppers and niche publications that serve markets in the Midwest, Southwest and West.

TNI Partners

As a result of the acquisition of Pulitzer, we own a 50% interest in TNI, the Tucson, Arizona newspaper partnership. TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”) and the owner of the remaining 50%, Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co., Inc., (“Gannett”), is responsible for printing, delivery, advertising and subscription activities of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related digital products and specialty publications. In May 2009, Citizen discontinued print publication of the Tucson Citizen.

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

MADISON NEWSPAPERS

We own 50% of the capital stock of MNI and 17% of the nonvoting common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT.

ADVERTISING AND MARKETING SERVICES

Approximately 68% of our 2013 revenue was derived from advertising and marketing services. Our strategies are to increase our share of local advertising through increased sales activities in our existing markets and, over time, to increase our print and digital audiences through internal expansion into existing and contiguous markets and enhancement of digital products.

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

Our newspapers, classified and specialty publications, and digital products compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, yellow pages directories, as well as other information content providers such as digital sites. Competition for advertising is based on audience size and composition, subscription levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of our daily and Sunday newspapers compete with other local daily or weekly newspapers. We believe we capture a substantial share of the total advertising dollars spent in each of our markets.

The number of competitors in any given market varies. However, all of the forms of competition noted above exist to some degree in our markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1, included herein.

The following broadly define major categories of advertising and marketing services revenue:

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

Marketing services includes a robust suite of custom digital marketing services that include: search engine optimization ("SEO") amplification, search engine marketing ("SEM"), web and mobile production, social media services and reputation monitoring and management. Our services also include media buying in audience extension networks (outside of those owned and operated by us) such as Centro Ad Lift, Google Ad Exchange and Facebook.

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

DIGITAL ADVERTISING AND MARKETING SERVICES

Our digital activities include websites supporting each of our daily newspapers and certain of our other publications. Some of our website content is also available through output to mobile devices, including telephones and tablet devices. In addition, we also support a number of discrete mobile applications, such as for high school, college and professional sports. Digital activities of the newspapers are reported and managed as a part of our publishing operations.

In 2013, we launched Amplified Digital Solutions, a robust suite of custom digital marketing services that include: SEO amplification, SEM, web and mobile production, social media services and reputation monitoring and management.  Amplified Digital Solutions also acts as a full service digital media buying agency which can buy digital marketing campaigns outside our owned and operated products and platforms for extended audience targeting.

We are a member of the Local Media Consortium (the “Consortium”). The Consortium partners with companies like Google, Yahoo! and other technology companies and service providers aimed at increasing the potential share of new revenue and audience-building programs available to, as well as the quality of information and advertising services available from, Consortium members. The Consortium currently includes more than 30 companies and more than 700 local newspapers, as well as television and radio outlets, across the United States.

We also own 82.5% of an Internet service company, INN Partners, L.C. (doing business as TownNews.com), which provides digital infrastructure and digital publishing services for nearly 1,500 daily and weekly newspapers, universities, television stations and shoppers, including those of the Company.

Our digital businesses experienced rapid growth in the second half of 2010 and again in 2011, 2012 and 2013 after recession-related declines in 2008 and 2009. Digital advertising reached 15.4% of total advertising and marketing services revenue in the 13 weeks ended September 29, 2013.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 79.1% of adults in our larger markets. Scarborough Research from 2012 ranks the St. Louis Post-Dispatch and STLtoday.com as the market with the sixth highest combination of newspaper and web reach of the 25 most populated U.S. markets. Readership by young adults is also significant in our larger markets. We are maintaining large audiences in our markets through the combination of digital audience growth and strong newspaper readership, as illustrated in the table below, as well as through additional specialty and niche publications. In 2010, for the first time, we measured use of our daily newspapers by non-readers ("print users").

Audience reach is summarized as follows:

	All Adults
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2012	2013

Print only	52.0	49.6	46.6	43.8	43.4	37.8	36.9
Print and digital	13.2	16.9	16.4	15.9	16.4	19.6	17.8
Digital only	4.6	6.1	6.6	8.4	7.9	9.4	10.5
Total readership	69.8	72.6	69.6	68.1	67.7	66.8	65.2
Print users (1)	NA	NA	NA	14.9	14.5	14.7	13.9
Total reach	69.8	72.6	69.6	83.0	82.2	81.5	79.1

Total print reach (1)	65.2	66.5	63.0	74.6	74.3	72.1	68.6
Total digital reach	17.8	23.0	23.0	24.3	24.3	29.0	28.3

	Age 18-29
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2012	2013

Print only	36.1	38.7	41.0	32.1	33.0	31.5	30.7
Print and digital	13.8	19.4	16.4	15.6	13.7	18.4	15.6
Digital only	6.4	9.5	8.3	9.5	11.6	9.3	10.5
Total readership	56.3	67.6	65.7	57.2	58.3	59.2	56.8
Print users (1)	NA	NA	NA	21.8	21.1	24.5	22.0
Total reach	56.3	67.6	65.7	79.0	79.4	83.7	78.8

Total print reach (1)	49.9	58.1	57.4	69.5	67.8	74.4	68.3
Total digital reach	20.2	28.9	24.7	25.1	25.3	27.7	26.1

(1)	Print users were not measured prior to 2010. As a result, print reach in 2010-2013 is not comparable to 2007-2009.
Source:	Lee Enterprises Audience Report, Thoroughbred Research. January-June 2007-2013.
Markets:	11 largest markets in 2008-2013. 2007 data excludes Tucson, AZ and La Crosse, WI.
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, subscriptions and single copy sales are our largest source of revenue. In 2011, we began to implement charges for digital access to our content in certain of our markets using a metered model. That program is now in place in most of our markets, and is contributing to our subscription revenue. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales peaked in 1984 and Sunday circulation unit sales peaked in 1990. For the six months ended September 2013, our daily circulation units, which include TNI and MNI, as measured by the Alliance for Audited Media ("AAM") were 1.1 million and Sunday circulation units were 1.5 million.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence print subscriptions. The introduction in 2010, and continued expansion since, of new mobile and tablet applications positively impacted our digital audiences.

Our enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or bank account withdrawals. We have historically experienced higher retention of customers using these payment methods. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with our senior management. Competition for print subscriptions is generally based on the content, journalistic quality and price of the publication.

Audience competition exists in all markets, even from unpaid products, but is most significant in markets with competing local daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population may be sufficient to support more than one daily newspaper.

Our subscription sales channels continue to evolve through an emphasis on targeted direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	161,343		461,259
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	86,549		91,102
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	81,103		107,288
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	7,735		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	3,955		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	3,414		—
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	77,547		123,162
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	51,004		62,380
Columbus Telegram	columbustelegram.com	Columbus, NE	6,893		7,947
Fremont Tribune	fremonttribune.com	Fremont, NE	6,481		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	4,515		—
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	40,499		52,173
Muscatine Journal	muscatinejournal.com	Muscatine, IA	5,477		—
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	39,470		42,239
Billings Gazette	billingsgazette.com	Billings, MT	37,436		42,396
Central Illinois Newspaper Group
The Pantagraph	pantagraph.com	Bloomington, IL	32,683		37,735
Herald & Review	herald-review.com	Decatur, IL	26,154		40,143
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	11,642		—
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	29,370		32,611
The Post-Star	poststar.com	Glens Falls, NY	25,316		29,508
Casper Star-Tribune	trib.com	Casper, WY	24,940		21,729
Missoula Group
Missoulian	missoulian.com	Missoula, MT	23,730		28,236
Ravalli Republic	ravallinews.com	Hamilton, MT	2,107	(5)	3,414	(5)
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	23,636		26,454
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	23,515		32,864
Winona Daily News	winonadailynews.com	Winona, MN	8,315		9,531
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	4,731		4,641
The Southern Illinoisan	thesouthern.com	Carbondale, IL	23,458		28,661
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	23,004		27,166
The Journal Times	journaltimes.com	Racine, WI	22,562		25,582
Northwest Group
The Daily News	tdn.com	Longview, WA	20,701		17,877
Albany Democrat-Herald	democratherald.com	Albany, OR	12,728		13,476
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	9,903		9,881
The World	theworldlink.com	Coos Bay, OR	7,501		—

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

The Daily Herald	heraldextra.com	Provo, UT	20,453		26,885
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	16,533		17,807
Elko Daily Free Press	elkodaily.com	Elko, NV	5,269	(5)	—
The Sentinel	cumberlink.com	Carlisle, PA	15,387		13,576
Globe Gazette	globegazette.com	Mason City, IA	13,228		17,072
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	13,145		13,547
The Montana Standard	mtstandard.com	Butte, MT	11,927		11,973
Napa Valley Register	napavalleyregister.com	Napa, CA	11,602		11,924
The Times and Democrat	thetandd.com	Orangeburg, SC	10,809		11,511
Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	10,748		15,857
The Lompoc Record	lompocrecord.com	Lompoc, CA	3,373		3,456
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	9,511		9,849
The Sentinel	hanfordsentinel.com	Hanford, CA	7,273		—
The Citizen	auburnpub.com	Auburn, NY	6,807		8,537
The Ledger Independent	maysville-online.com	Maysville, KY	5,442		—
Daily Journal	dailyjournalonline.com	Park Hills, MO	5,160		—
			1,136,084		1,541,449

(1)	Source: AAM: Six months ended September 2013, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday
(3)	Owned by Star Publishing and published through TNI.
(4)	Owned by MNI.
(5)	Source: Company statistics.

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

EXECUTIVE TEAM

The following table lists our current executive team members:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	66	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	55	August 1987	February 2006	Vice President - News

Paul M. Farrell	58	October 2013	October 2013	Vice President - Digital Sales

Suzanna M. Frank	43	December 2003	March 2008	Vice President - Audience

Astrid J. Garcia	63	December 2006	December 2013	Vice President - Human Resources

James A. Green	47	March 2013	March 2013	Vice President - Digital

Michael R. Gulledge	53	October 1982	September 2012	Vice President - Sales and Marketing

Daniel K. Hayes	68	September 1969	September 2005	Vice President - Corporate Communications

Michele Fennelly White	51	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer

Kevin D. Mowbray	51	September 1986	May 2013	Vice President and Chief Operating Officer

Gregory P. Schermer	59	February 1989	October 2012	Vice President - Strategy

Carl G. Schmidt	57	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Greg R. Veon	61	April 1976	November 1999	Vice President - Publishing

Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. She was elected to the Board of Directors of the Company in 1999.

Joyce L. Dehli was appointed Vice President - News in 2006.

Paul M. Farrell was appointed Vice President - Digital Sales in October 2013. From September 2012 to October 2013, he served as Publisher of the Connecticut Media Group of Hearst Media Services. From May 2007 to August 2012, he served as Vice President - Sales and Marketing of the Company.

Suzanna M. Frank was appointed Vice President - Audience in March 2008. From 2003 to March 2008 she served as Director of Research and Marketing of the Company.

Astrid J. Garcia was appointed Vice President - Human Resources in December 2013. From 2006 to November 2013 she served as Vice President of Human Resources, Labor Relations and Operations of the St. Louis Post-Dispatch.

James A. Green was appointed Vice President - Digital in March 2013. From June 2011 to March 2013, he served as Executive Vice President and General Manager of Travidia, Inc., a developer of newspaper digital shopping media and marketing programs. From 2004 to June 2011 he served as Chief Marketing Officer of Travidia, Inc.

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

Kevin D. Mowbray was elected Vice President and Chief Operating Officer in May 2013. From 2004 to May 2013 he served as a Vice President - Publishing and was Publisher of the St. Louis Post-Dispatch from 2006 until May 2013.

Gregory P. Schermer was elected Vice President - Strategy in October 2012. From 1997 to October 2012 he served as Vice-President - Interactive Media.  He was elected to the Board of Directors of the Company in 1999.

Carl G. Schmidt was elected Vice President, Chief Financial Officer and Treasurer in 2001. From 2007 to May 2013, he also served as a Vice President - Publishing.

Greg R. Veon was elected a Vice President - Publishing in 1999 and named Publisher of the Quad-City Times in June 2011.

Elected officers are considered to be executive officers for United States Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 29, 2013, we had approximately 5,000 employees, including approximately 1,300 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2013 totaled approximately 4,600. We consider our relationships with our employees to be good.
Bargaining units represent 432, or 70%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates through October 2015.
Approximately 45 employees in four additional locations are represented by collective bargaining units.
CORPORATE GOVERNANCE AND PUBLIC INFORMATION

We have a long, substantial history of sound corporate governance practices. Our Board of Directors has a lead independent director, and has had one for many years. Currently, eight of ten members of our Board of Directors are independent, as are all members of the Board's Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.

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

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. Interest expense has increased as a result of the refinancing and mandatory principal payments were reduced. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes (the "New Pulitzer Notes") with BH Finance LLC ("Berkshire"),a subsidiary of Berkshire Hathaway, Inc. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At September 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at September 29, 2013 totals $47,504,000. This liquidity amount excludes any future cash flows. Our unlevered free cash flow has been stable for the last five years and has exceeded $152,000,000 in each year from 2009 through 2013 but there can be no assurance that such stability will continue. See "Non-GAAP Financial Measures" in Item 7, included herein. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At September 29, 2013, the principal amount of our outstanding debt totals $847,500,000, achieving the September 2015 target level in Lee's reorganization plan two years early. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan. At September 29, 2013, the principal amount of our debt, net of cash, is 4.8 times our 2013 Adjusted EBITDA, compared to a ratio of 5.3 at September 30, 2012.

We expect to refinance amounts outstanding under our debt agreements on or before their respective maturity dates with other loans, debt securities or equity securities, in privately negotiated transactions (including exchanges), or public offerings.  The timing of such refinancing will depend on many factors, including market conditions, our liquidity requirements, our debt maturity profile, and contractual restrictions.  We continuously monitor the credit and equity markets for refinancing opportunities, and have ongoing relationships with experts in debt and equity financing to assist us.

There are numerous potential consequences under the 1st Lien Agreement, 2nd Lien Agreement, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the 1st Lien Lenders, 2nd Lien Lenders and/or Berkshire, to exercise their remedies under the 1st Lien Agreement, 2nd Lien Agreement and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 29, 2013.

ECONOMIC CONDITIONS

General Economic Conditions May Continue To Impact Our Revenue And Operating Results

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have still not recovered to pre-recession levels in either nominal or real (inflation adjusted) terms. Revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

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

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. Our retail revenue is also being impacted by the slow pace of the current economic recovery. For example, a decline in the housing market negatively impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by changing advertising trends and the current economic environment. All categories of classified advertising have generally declined since 2007. While automobile sales have rebounded significantly, neither the unemployment rate nor the housing industry have, as yet, recovered to pre-recession levels.

See “Advertising and Marketing Services” in Item 1, included herein, for additional information on the risks associated with advertising revenue.

Subscription Revenue

Although our overall audience is stable and our subscription results have historically benchmarked favorably to national averages, as compiled by the AAM, subscription sales have nonetheless been declining for many years. The possibility exists that future subscription price increases may be difficult to accomplish as a result of future declines in subscription sales, and that price decreases may be necessary to retain or grow subscription volume. We are maintaining our share of audience through digital audience growth and strong newspaper readership.

In addition, as audience attention increasingly focuses on digital media, circulation of our newspapers may be adversely affected, which may decrease subscription revenue and exacerbate declines in print advertising. If we are not successful in growing our digital businesses, including digital subscription revenue, to offset declines in revenue from our print products, our business, financial condition and prospects will be adversely affected.

See “Audiences” in Item 1, included herein, for additional information on the risks associated with subscription revenue.

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs of our continuing operations (i.e., compensation, newsprint and ink, other operating expenses and workforce adjustments) by $285 million, or 36%, since 2007. Such expense reductions are not expected to significantly impact our ability to deliver advertising, news or other content to our customers. As a result of the significant reductions of our cost structure we have achieved since 2007, future cost reductions will be more difficult to accomplish.

Newsprint comprises a significant amount of our operating costs. See “Newsprint” in Item 1, and “Commodities” in Item 7A, included herein, for additional information on the risks associated with changes in newsprint costs.

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

We May Incur Additional Non-Cash Impairment Charges

We have significant amounts of goodwill and identified intangible assets. In 2013, 2011, 2009 and 2008, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. Such charges would not impact our cash flows or debt covenant compliance. See “Critical Accounting Policies” in Item 7, included herein, for additional information on the risks associated with such assets.

Sustained Increases In Funding Requirements Of Our Pension Obligations
May Reduce The Cash Available For Our Business

Pension liabilities, net of plan assets, totaled $30.6 million at September 29, 2013, a $38.1 million improvement from September 30, 2012, due to strong asset returns and an increase in discount rates used to measure the liabilities. Contributions to pension plans are expected to total $1.4 million in 2014, a 77% reduction from 2013.

Our pension and postretirement plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and thereafter. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine the liability for pension obligations could result in increased future contributions. If either occurs, we may need to make additional cash contributions above what is currently estimated, which could reduce the cash available for our business. Moreover, under the Pension Protection Act of 2006, future losses of asset value may necessitate accelerated funding of pension plans in the future to meet minimum federal statutory requirements. Legislation passed in 2012 temporarily reduced funding requirements for our pension plans, but those payments will eventually need to be restored unless discount rates and/or plan assets increase.

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

OTHER

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In 2013, 14.4% of our advertising and marketing services revenue was obtained from advertising in our digital products, and one of our businesses provides digital infrastructure and digital publishing services for other companies. We use computers in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage. We have preventive systems and processes in place to protect against the risk of cyber incidents. Prolonged system outages or a cyber incident that would be undetected for an extended period could reduce our print and/or digital revenue, increase our operating costs, disrupt our operations, harm our reputation, lead to legal exposure to customers and/or subject us to liability under laws that protect personal data. We maintain insurance coverage against certain of such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The initial lease term expires in 2019.

All of our principal printing facilities are owned, except Madison, Wisconsin (which is owned by MNI), Tucson (which is jointly owned by Star Publishing and Citizen), St. Louis (as described below) and leased land for the Helena, Montana plant. All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped. With the exception of St. Louis, none of our facilities is individually significant to our business.

Information related to St. Louis facilities at September 29, 2013 is as follows:

(Square Feet)	Owned	Leased

PD LLC	749,000	7,000
Suburban Journals	41,000	17,000

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

ITEM 3. LEGAL PROCEEDINGS

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to decertify the class, which was granted as to plaintiffs’ minimum wage, overtime, unreimbursed meal and unreimbursed rest period claims. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the remaining claims in the action, which are not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

	Quarter Ended
(Dollars)	December	March	June	September

2013
High	1.75	1.48	2.18	3.20
Low	1.10	1.15	1.21	2.03
Closing	1.14	1.27	2.04	2.70

2012
High	0.91	1.73	1.99	1.67
Low	0.49	0.69	1.07	1.15
Closing	0.70	1.28	1.62	1.48

2011
High	2.94	3.41	3.47	1.15
Low	1.72	2.24	0.79	0.58
Closing	2.46	2.70	0.89	0.78

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

At September 29, 2013, we had 6,941 holders of record of our Common Stock.

Our debt agreements require us to suspend stockholder dividends and share repurchases through December 2015. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

Performance Presentation

The following graph compares the quarterly percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 30, 2013 (with September 30, 2008 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.
Copyright©: 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2008 in stock of the Company, the Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2008	2009	2010	2011	2012	2013

Lee Enterprises, Incorporated	100.00	78.57	76.57	22.29	42.29	75.43
Peer Group Index	100.00	78.19	74.82	58.55	91.16	144.26
S&P 500 Stock Index	100.00	93.09	102.55	103.72	135.05	161.17

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of seven U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, The New York Times Company, The E.W. Scripps Company and The Washington Post Company.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2013	2012	2011	2010	2009

OPERATING RESULTS (1) (2)

Operating revenue	674,740	706,921	723,221	743,927	800,738
Operating expenses, excluding depreciation, amortization, and impairment of goodwill and other assets	514,013	544,204	560,729	575,659	637,607
Depreciation and amortization	55,637	65,139	69,496	71,086	77,344
Impairment of goodwill and other assets (3)	171,094	1,388	204,289	899	244,548
Curtailment gains	—	—	16,137	45,012	—
Equity in earnings of associated companies	8,685	7,231	6,151	7,746	5,120
Reduction in investment in TNI (3)	—	—	11,900	—	19,951
Operating income (loss)	(57,319)	103,421	(100,905)	149,041	(173,592)
Financial income	300	236	296	411	1,886
Interest expense	(89,447)	(83,078)	(52,696)	(63,117)	(75,425)
Debt financing costs	(646)	(2,823)	(12,612)	(8,514)	(17,467)

Income (loss) from continuing operations	(76,478)	(13,381)	(145,156)	47,326	(180,197)
Discontinued operations, net of income taxes	(1,246)	(2,918)	(1,525)	(1,148)	130
Net income (loss)	(77,724)	(16,299)	(146,681)	46,178	(180,067)

Income (loss) attributable to Lee Enterprises, Incorporated	(78,317)	(16,698)	(146,868)	46,105	(123,191)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(77,071)	(13,780)	(145,343)	47,253	(123,321)

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	(1.49)	(0.28)	(3.24)	1.06	(2.77)
Discontinued operations	(0.02)	(0.06)	(0.03)	(0.03)	—
	(1.51)	(0.34)	(3.27)	1.03	(2.77)

Diluted:
Continuing operations	(1.49)	(0.28)	(3.24)	1.05	(2.77)
Discontinued operations	(0.02)	(0.06)	(0.03)	(0.03)	—
	(1.51)	(0.34)	(3.27)	1.03	(2.77)

Weighted average common shares:
Basic	51,833	49,261	44,847	44,555	44,442
Diluted	51,833	49,261	44,847	44,955	44,442

BALANCE SHEET INFORMATION (End of Year)

Total assets	827,705	1,061,136	1,158,248	1,440,116	1,515,612
Debt, including current maturities (4)	847,500	945,850	994,550	1,081,590	1,168,335
Debt, net of cash, restricted cash and investments (4)	829,938	931,930	966,023	1,052,545	1,151,106
Stockholders' equity (deficit)	(170,350)	(114,633)	(101,346)	56,823	23,598

(1)	Results of discontinued operations have been restated for all periods presented.

(2)	2012 includes 53 weeks of business operations. All other years include 52 weeks.

(3)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2013	2012	2011	2010	2009

Continuing operations:
Goodwill	—	—	186,281	—	193,471
Nonamortized intangible assets	1,567	—	13,109	—	12,650
Amortizable intangible assets	169,041	—	4,199	—	33,848
Property and equipment	486	1,388	700	899	4,579
	171,094	1,388	204,289	899	244,548
Reduction in investment in TNI	—	—	11,900	—	19,951
	171,094	1,388	216,189	899	264,499

Discontinued operations	—	3,606	850	2,391	1,405

(4)	Principal amount of debt, excluding fair value adjustments. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 29, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related GAAP financial measure. However, we believe the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate its financial performance, or assist in forecasting and analyzing future periods. We also believe such non-GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business and its ability to meet debt service requirements.

The non-GAAP financial measures utilized by us are defined as follows:

Adjusted EBITDA is defined as operating income (loss), plus depreciation, amortization, impairment charges, stock compensation and 50% of EBITDA from associated companies, minus equity in earnings of associated companies and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature.

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization and impairment charges, minus equity in earnings of associated companies and curtailment gains. Operating cash flow margin is defined as operating cash flow divided by operating revenue.

Unlevered Free Cash Flow is defined as operating income (loss), plus depreciation, amortization, impairment charges, stock compensation, distributions from associated companies and cash income tax refunds, minus equity in earnings of associated companies, curtailment gains, cash income taxes, pension contributions and capital expenditures. Changes in working capital, asset sales, minority interest and discontinued operations are excluded. Free Cash Flow also includes financial income, interest expense and debt financing and reorganization costs.

We also present comparable 13- and 52-week results, which are defined as 2013 results on a reported basis compared to 2012 results on a reported basis excluding the extra week of operations.

The table below reconciles operating cash flow, operating cash flow margin, adjusted EBITDA, unlevered free cash flow and free cash flow to operating income (loss), the most directly comparable measures under GAAP.

	2013		2012		2011
(Thousands of Dollars)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	52 Weeks		53 Weeks		52 Weeks
Operating income (loss)	(57,319)	(8.5)	103,421	14.6	(100,905)	(14.0)
Equity in earnings of associated companies	(8,685)	(1.3)	(7,231)	(1.0)	(6,151)	(0.9)
Depreciation and amortization	55,637	8.2	65,139	9.2	69,496	9.6
Impairment of intangible and other assets	171,094	25.4	1,388	0.2	216,189	29.9
Curtailment gains	—	—	—	—	(16,137)	(2.2)
Operating cash flow	160,727	23.8	162,717	23.0	162,492	22.5
Ownership share of TNI EBITDA (50%)	5,797		4,753		4,190
Ownership share of MNI EBITDA (50%)	5,981		5,816		5,750
Stock compensation	1,261		1,080		1,287
Adjusted EBITDA	173,766		174,366		173,719
Ownership share of associated companies EBITDA (50%)	(11,778)		(10,569)		(9,940)
Distributions from associated companies	11,398		9,086		8,316
Capital expenditures	(9,740)		(7,843)		(7,430)
Pension contributions	(6,016)		(6,807)		(2,137)
Cash income tax refunds (paid)	9,126		1,140		(10,462)
Unlevered free cash flow	166,756		159,373		152,066
Financial income	300		236		296
Interest expense settled in cash	(84,012)		(78,288)		(52,641)
Debt financing and reorganization costs paid	(1,071)		(32,408)		(11,601)
Free cash flow	81,973		48,913		88,120

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
Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other nonamortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is normally made in the last fiscal quarter of each year.

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

The required valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by us and represent a Level 3 fair value measurement. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Due primarily to our stockholders' deficit in 2013 and to the difference between our stock price and the per share carrying value of our net assets in 2011, we analyzed the carrying value of our net assets in 2013 and 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses.

In 2013, we concluded the fair value of our business was in excess of the carrying value of our net assets. As a result no goodwill impairment was recorded. However, we determined that the cash flows from nonamortized and amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded non-cash charges to reduce the carrying values of such assets.

In 2011, we concluded the fair value of our business did not exceed the carrying value of our net assets. As a result, we recorded pretax, non-cash charges to reduce the carrying values of goodwill, nonamortized and amortizable intangible assets. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI.

We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2013, 2012 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2013	2012	2011

Continuing operations:
Goodwill	—	—	186,281
Nonamortized intangible assets	1,567	—	13,109
Amortizable intangible assets	169,041	—	4,199
Property and equipment	486	1,388	700
	171,094	1,388	204,289
Reduction in investment in TNI	—	—	11,900
	171,094	1,388	216,189

Discontinued operations	—	3,606	850

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

Pension, Postretirement and Postemployment Benefit Plans

We evaluate our liability for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, when applicable, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If we used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

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

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Subscription revenue is recorded over the print or digital product subscription term or as such newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

In 2013, the FASB issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

CONTINUING OPERATIONS

2013 vs. 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2013	2012	Percent Change
	52 Weeks	53 Weeks
Advertising and marketing services revenue:
Retail	289,326	304,686	(5.0)
Classified:
Employment	33,560	36,911	(9.1)
Automotive	34,375	39,054	(12.0)
Real estate	18,862	20,805	(9.3)
All other	47,198	51,837	(8.9)
Total classified	133,995	148,607	(9.8)
National	24,056	29,618	(18.8)
Niche publications and other	12,468	12,267	1.6
Total advertising and marketing services revenue	459,845	495,178	(7.1)
Subscription	177,111	173,971	1.8
Commercial printing	12,625	12,731	(0.8)
Other	25,159	25,041	0.5
Total operating revenue	674,740	706,921	(4.6)
Compensation	254,831	274,427	(7.1)
Newsprint and ink	43,481	51,635	(15.8)
Other operating expenses	213,021	213,502	(0.2)
Workforce adjustments	2,680	4,640	(42.2)
	514,013	544,204	(5.5)
Operating cash flow	160,727	162,717	(1.2)
Depreciation	21,412	23,443	(8.7)
Amortization	34,225	41,696	(17.9)
Impairment of intangible and other assets	171,094	1,388	NM
Equity in earnings of associated companies	8,685	7,231	20.1
Operating income (loss)	(57,319)	103,421	NM
Non-operating expense, net	(81,904)	(88,198)	(7.1)
Income (loss) from continuing operations before reorganization costs and income taxes	(139,223)	15,223	NM
Reorganization costs	—	37,765	NM
Loss from continuing operations before income taxes	(139,223)	(22,542)	NM
Income tax benefit	(62,745)	(9,161)	NM
Net loss from continuing operations	(76,478)	(13,381)	NM
Discontinued operations, net of income taxes	(1,246)	(2,918)	(57.3)
Net loss	(77,724)	(16,299)	NM
Net income attributable to non-controlling interests	(593)	(399)	48.6
Loss attributable to Lee Enterprises, Incorporated	(78,317)	(16,698)	NM
Other comprehensive income (loss), net	21,101	(7,348)	NM
Comprehensive loss	(57,216)	(24,046)	NM

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(77,071)	(13,780)	NM

Loss per common share:
Basic	(1.51)	(0.34)	NM
Diluted	(1.51)	(0.34)	NM

Because of period accounting, year-over-year comparisons are distorted. 2012 included an additional week of business activity, which added both revenue and cash costs in comparison with 2013. The table below summarizes certain key 2013 financial results on a comparable basis, excluding the extra week of operations in 2012:

(Thousands of Dollars)	2013	2012	Percent Change
	52 Weeks	52 Weeks
Advertising and marketing services revenue	459,845	486,638	(5.5)
Total digital revenue	77,027	72,108	6.8
Subscription revenue	177,111	170,740	3.7
Total operating revenue	674,740	694,596	(2.9)
Operating expenses, excluding depreciation, amortization and unusual matters	511,333	531,170	(3.7)
Operating cash flow	160,727	158,841	1.2
Adjusted EBITDA	173,766	170,315	2.0
Operating income (loss)	(57,319)	99,371	NM

Unless otherwise noted, the comparisons below are presented on a reported basis.

Excluding the additional week of operations in 2012, total revenue decreased approximately 2.9% in 2013 compared to the prior year. 2013 total operating revenue decreased 4.6% compared to 2012 on a reported basis. We expect year-over-year revenue comparisons to improve as economic conditions in our markets also improve.

Advertising and Marketing Services Revenue

Excluding the extra week of operations in 2012, 2013 advertising and marketing services revenue decreased 5.5% compared to the prior year and decreased $35,333,000, or 7.1%, compared to 2012 on a reported basis. Retail advertising decreased 5.0%. Retail preprint insertion revenue decreased 0.3%. Digital retail advertising on a stand alone basis increased 3.2%, partially offsetting print declines.

Classified revenue decreased 9.8% in 2013 on a reported basis. Employment revenue decreased 9.1% while automotive advertising decreased 12.0%, real estate decreased 9.3% and other classified decreased 8.9%. Digital classified revenue on a stand-alone basis increased 1.4%, partially offsetting print declines.

National advertising decreased $5,562,000, or 18.8% on a reported basis. Digital national advertising on a stand-alone basis decreased 17.8%. Advertising in niche publications and other increased 1.6%.

On a stand-alone basis, digital advertising and marketing services revenue increased 1.8% on a reported basis in 2013, representing 14.4% of total advertising and marketing services revenue. Year-over-year total digital advertising has been rising steadily since December 2009. Print advertising and marketing services revenue on a stand-alone basis decreased 8.5% in 2013.

Subscription and Other Revenue

Excluding the extra week of operations in 2012, 2013 subscription revenue increased 3.7% compared to the prior year and increased $3,140,000, or 1.8%, compared to 2012 on a reported basis. The increases are primarily due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the AAM, decreased 3.5% and Sunday circulation increased 7.4% in 2013 compared to 2012, as a result of an increase in branded editions.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 23.2 million unique visitors in the month of September 2013, an increase of 2.7% from September 2012, with 209.1 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $106,000, or 0.8% on a reported basis, in 2013. Other revenue increased $118,000, or 0.5%, in 2013.

Operating Expenses

Excluding the extra week of operations in 2012, 2013 operating expenses excluding depreciation, amortization and unusual matters decreased 3.7% compared to the prior year and decreased $28,231,000, or 5.2%, compared to 2012 on a reported basis.

Compensation expense decreased $19,596,000, or 7.1%, on a reported basis in 2013, driven by a decline in average full time equivalent employees of 8.3%.

Newsprint and ink costs decreased $8,154,000, or 15.8%, on a reported basis in 2013, as a result of a reduction in newsprint volume of 13.6%. See “Commodities” in Item 7A, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $481,000, or 0.2%, on a reported basis, in 2013.

Reductions in staffing resulted in workforce adjustment costs, primarily severance, totaling $2,680,000 and $4,640,000 in 2013 and 2012, respectively.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 1.2%, excluding the extra week of operations in 2012 and decreased 1.2%, to $160,727,000, in 2013 compared to $162,717,000 in 2012, on a reported basis. Operating cash flow margin increased to 23.8% in 2013 from 23.0% in 2012, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $2,031,000, or 8.7%, in 2013 and amortization expense decreased $7,471,000, or 17.9%, in 2013 due to full amortization of certain assets in prior years and impairment charges in the current year.

Due primarily to the Company's stockholders' deficit, we analyzed the carrying value of our net assets in 2013. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analysis. We concluded the fair value of goodwill was in excess of its carrying value. As a result no goodwill impairment was recorded.

However, we determined that the cash flows from certain amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded a non-cash charge to reduce their carrying values to fair value. We also recorded non-cash charges to reduce the carrying value of property and equipment in 2013 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2013	2012

Continuing operations:
Nonamortized intangible assets	1,567	—
Amortizable intangible assets	169,041	—
Property and equipment	486	1,388
	171,094	1,388

Discontinued operations	—	3,606

The Patient Protection and Affordable Care Act, along with its companion reconciliation legislation (together the “Affordable Care Act”), were enacted into law in 2010. The Affordable Care Act will be supported by a substantial number of underlying regulations, some of which have not been issued. More recently, certain provisions applicable to employers were delayed. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our current medical plans. We may be able to mitigate certain of these future cost increases through changes in plan design. We do not expect the Affordable Care Act will have a significant impact on our postretirement medical benefit obligation liability.

Equity in earnings in associated companies increased $1,454,000 in 2013.

The factors noted above resulted in an operating loss of $57,319,000 in 2013, on a reported basis, compared to operating income of $103,421,000 in 2012.

Nonoperating Income and Expense

Interest expense increased $6,369,000, or 7.7%, to $89,447,000 in 2013 due primarily to higher interest rates on our debt since the January 2012 refinancing, which were partially offset by lower debt balances and refinancing of the Pulitzer Notes. Our weighted average cost of debt was 9.2% at September 29, 2013, the same as a year ago. Interest expense includes $5,117,000 and $3,919,000 of non-cash amortization of a present value adjustment of debt in 2013 and 2012, respectively.

The increase in interest expense from the refinancing of our debt in January 2012 cycled in January 2013. Absent a significant increase in LIBOR, we expect interest expense to continue to decline due to lower debt balances, which decreased $98,350,000 in 2013, and the lower interest rate on the New Pulitzer Notes.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Changes to our pension plans in 2011 and 2010 were the subject of litigation, or arbitration claims, under the terms of the respective collective bargaining agreements. In 2012, we settled all such claims with payments to plan participants totaling $2,802,000. These payments are classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized $37,765,000 of reorganization costs in 2012. We recognized income tax benefit of 45.1% and 40.6% of loss from continuing operations before income taxes in 2013 and 2012, respectively. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $78,317,000 in 2013 compared to a loss of $16,698,000 in 2012. We recorded loss per diluted common share of $1.51 in 2013 and $0.34 in 2012. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.47 in 2013, compared to $0.42 in 2012. Per share amounts may not add due to rounding.

	September 29 2013		September 30 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share
	52 Weeks		53 Weeks
Loss attributable to Lee Enterprises, Incorporated, as reported	(78,317)	(1.51)	(16,698)	(0.34)
Adjustments:
Impairment of intangible and other assets	171,094		1,388
Gain on sale of investment, net	(6,909)		—
Litigation settlement	—		2,802
Debt financing and reorganization costs	645		40,588
Amortization of debt present value adjustment	5,117		3,919
Other, net	2,711		5,660
	172,658		54,357
Income tax effect of adjustments, net	(70,991)		(19,489)
	101,667	1.96	34,868	0.71
Unusual matters related to discontinued operations	1,014	0.02	2,694	0.05
Income attributable to Lee Enterprises, Incorporated, as adjusted	24,364	0.47	20,864	0.42

DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,168,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2013. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

CONTINUING OPERATIONS

2012 vs. 2011

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2012	2011	Percent Change
	53 Weeks	52 Weeks
Operating revenue:
Retail	304,686	313,691	(2.9)
Classified:
Employment	36,911	37,159	(0.7)
Automotive	39,054	40,165	(2.8)
Real estate	20,805	23,576	(11.8)
All other	51,837	56,472	(8.2)
Total classified	148,607	157,372	(5.6)
National	29,618	31,641	(6.4)
Niche publications and other	12,267	13,390	(8.4)
Total advertising and marketing services revenue	495,178	516,094	(4.1)
Subscription	173,971	171,395	1.5
Commercial printing	12,731	11,175	13.9
Other	25,041	24,557	2.0
Total operating revenue	706,921	723,221	(2.3)
Compensation	274,427	281,476	(2.5)
Newsprint and ink	51,635	55,818	(7.5)
Other operating expenses	213,502	219,515	(2.7)
Workforce adjustments	4,640	3,920	18.4
	544,204	560,729	(2.9)
Operating cash flow	162,717	162,492	0.1
Depreciation	23,443	25,624	(8.5)
Amortization	41,696	43,872	(5.0)
Impairment of intangible and other assets	1,388	204,289	NM
Curtailment gains	—	16,137	NM
Equity in earnings of associated companies	7,231	6,151	17.6
Reduction of investment in TNI Partners	—	11,900	NM
Operating income (loss)	103,421	(100,905)	NM
Non-operating expense, net	(88,198)	(64,417)	36.9
Income (loss) from continuing operations before reorganization costs and income taxes	15,223	(165,322)	NM
Reorganization costs	37,765	—	NM
Loss from continuing operations before income taxes	(22,542)	(165,322)	(86.4)
Income tax benefit	(9,161)	(20,166)	(54.6)
Net loss from continuing operations	(13,381)	(145,156)	(90.8)
Discontinued operations, net of income taxes	(2,918)	(1,525)	91.3
Net loss	(16,299)	(146,681)	(88.9)
Net income attributable to non-controlling interests	(399)	(187)	NM
Loss attributable to Lee Enterprises, Incorporated	(16,698)	(146,868)	(88.6)
Other comprehensive loss, net	(7,348)	(12,737)	(42.3)
Comprehensive loss	(24,046)	(159,605)	(84.9)

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(13,780)	(145,343)	(90.5)

Loss per common share:
Basic	(0.34)	(3.27)	(89.6)
Diluted	(0.34)	(3.27)	(89.6)

Because of period accounting, year-over-year comparisons are distorted. 2012 included an additional week of business activity, which added both revenue and cash costs in comparison with 2013. The table below summarizes certain key 2013 financial results on a comparable basis, excluding the extra week of operations in 2012:

(Thousands of Dollars)	2012	2011	Percent Change
	52 Weeks	52 Weeks
Advertising and marketing services revenue	486,638	516,094	(5.7)
Total digital revenue	72,108	66,136	9.0
Subscription revenue	170,740	171,395	(0.4)
Total operating revenue	694,596	723,221	(4.0)
Operating expenses, excluding depreciation, amortization and unusual matters	531,170	556,809	(4.6)
Operating cash flow	158,841	162,492	(2.2)
Adjusted EBITDA	170,315	173,719	(2.0)
Operating income (loss)	99,371	(100,905)	NM

Unless otherwise noted, the comparisons below are presented on a reported basis.

Excluding the additional week of operations in 2012, total revenue decreased approximately 4.0% compared to the prior year. 2012 total operating revenue on a reported basis decreased 2.3% compared to 2011.

Advertising and Marketing Services Revenue

Excluding the extra week of operations in 2012, advertising and marketing services revenue decreased 5.7% compared to 2011. On a reported basis, 2012 advertising and marketing services revenue decreased $20,916,000, or 4.1%, compared to 2011. Retail advertising decreased 2.9%. Retail preprint insertion revenue decreased 2.4%. Digital retail advertising on a stand-alone basis increased 15.6%, partially offsetting print declines.

Classified revenue decreased 5.6% in 2013 on a reported basis. Employment revenue decreased 0.7% while automotive advertising decreased 2.8%, real estate decreased 11.8% and other classified decreased 8.2%. Digital classified revenue on a stand-alone basis increased 3.6%, partially offsetting print declines.

National advertising decreased $2,023,000, or 6.4%, on a reported basis. Digital national advertising on a stand-alone basis decreased 6.3%. Advertising in niche publications and other decreased 8.4%.

On a stand-alone basis, digital advertising and marketing services revenue increased 9.7% on a reported basis in 2012, representing 13.2% of total advertising and marketing services revenue. Year-over-year total digital advertising has been rising steadily since December 2009. Print advertising and marketing services revenue on a stand-alone basis decreased 5.8% in 2012.

Subscription and Other Revenue

Excluding the extra week of operations in 2012, subscription revenue decreased 0.4% compared to 2011. On a reported basis, 2012 subscription revenue increased $2,576,000, or 1.5%, compared to 2011, primarily due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the AAM, decreased 5.9% and Sunday circulation decreased 7.3% in 2012 compared to 2011.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 22.6 million unique visitors in the month of September 2012, an increase of 9.9% from September 2011, with 191.2 million page views.

Commercial printing revenue increased $1,556,000, or 13.9%, in 2012 on a reported basis. Other revenue increased $484,000, or 2.0%, in 2013.

Operating Expenses

Excluding the extra week of operations in 2012, operating expenses excluding depreciation, amortization and unusual matters decreased 4.6% compared to 2011. On a reported basis, 2012 operating expenses excluding depreciation, amortization and unusual matters decreased $17,245,000, or 3.1%, compared to 2011.

Compensation expense decreased $7,049,000.0, or 2.5% , on a reported basis in 2012, driven by a decline in average full time equivalent employees of 7.2%.

Newsprint and ink costs decreased $4,183,000, or 7.5%, on a reported basis in 2012 as a result of a reduction in newsprint volume of 6.3%. See“Commodities” in Item 7A, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $6,013,000, or 2.7%, on a reported basis in 2012.

Reductions in staffing resulted in workforce adjustment costs, primarily severance, totaling $4,640,000 and $3,920,000 in 2012 and 2011, respectively.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 0.1%, to $162,717,000, on a reported basis in 2012 compared to $162,492,000 in 2011. Operating cash flow margin increased to 23.0% in 2012 from 22.5% in 2011, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $2,181,000, or 8.5%, in 2012 and amortization expense decreased $2,176,000, or 5.0%, in 2012.

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

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2012	2011

Continuing operations:
Goodwill	—	186,281
Nonamortized intangible assets	—	13,109
Amortizable intangible assets	—	4,199
Property and equipment	1,388	700
	1,388	204,289
Reduction in investment in TNI	—	11,900
	1,388	216,189

Discontinued operations	3,606	850

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

The factors noted above resulted in operating income of $103,421,000 in 2012 on a reported basis, compared to an operating loss of $100,905,000 in 2011.

Nonoperating Income and Expense

Interest expense increased $30,382,000, or 57.7%, to $83,078,000 in 2012 due primarily to higher interest rates on our debt since the January 2012 refinancing. Our weighted average cost of debt was 9.2% at September 30, 2012, compared to 5.1% at September 25, 2011. Interest expense in 2012 also includes $3,919,000 of non-cash amortization of a present value adjustment of debt. 2011 interest expense included $547,000 of income related to non-cash amortization of a debt premium. Debt financing costs were $2,823,000 and $12,612,000 in 2012 and 2011, respectively.

Changes to our pension plans in 2011 and 2010 were the subject of litigation, or arbitration claims, under the terms of the respective collective bargaining agreements. In 2012, we settled all such claims with payments to plan participants totaling $2,802,000. These payments are classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized $37,765,000 of reorganization costs in 2012. We recognized income tax benefit of 40.6% and 12.2% of loss from continuing operations before income taxes in 2012 and 2011, respectively. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $16,698,000 in 2012 compared to a loss of $146,868,000 in 2011. We recorded loss per diluted common share of $0.34 in 2012 and $3.27 in 2011. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.42 in 2012, compared to $0.71 in 2011. Per share amounts may not add due to rounding.

	September 30 2012		September 29 2011
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share
	53 Weeks		52 Weeks
Loss attributable to Lee Enterprises, Incorporated, as reported	(16,698)	(0.34)	(146,868)	(3.27)
Adjustments:
Impairment of intangible and other assets	1,388		216,189
Curtailment gains	—		(16,137)
Litigation settlement	2,802		—
Debt financing and reorganization costs	40,588		12,612
Amortization of debt present value adjustment	3,919		(547)
Other, net	5,660		6,049
	54,357		218,166
Income tax effect of adjustments, net	(19,489)		(40,779)
	34,868	0.71	177,387	3.96
Unusual matters related to discontinued operations	2,694	0.05	1,161	0.03
Income attributable to Lee Enterprises, Incorporated, as adjusted	20,864	0.42	31,680	0.71

DISCONTINUED OPERATIONS

In March 2013, we sold The Garden Island newspaper and digital operations in Lihue, HI for $2,000,000 in cash, plus an adjustment for working capital. The transaction resulted in a loss of $2,170,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2013. Operating results of The Garden Island have been classified as discontinued operations for all periods presented.

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,168,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2013. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $90,067,000 in 2013, $80,037,000 in 2012 and $100,607,000 in 2011. We recorded a net loss of $77,724,000, $16,299,000 and $146,681,000 in 2013, 2012 and 2011, respectively. Increased interest expense accounts for the decline in cash provided by operating activities of continuing operations in 2013 and 2012 from 2011. Depreciation and amortization decreased as discussed more fully under "Results of Operations". We also recognized non-cash curtailment gains totaling $16,137,000 in 2011. Operating losses in 2013 and 2011 were caused primarily by non-cash charges for impairment of goodwill and other assets and reduction of our investment in TNI in 2011, net of the related deferred income tax benefit. Changes in deferred income taxes, operating assets and liabilities and the timing of income tax payments accounted for the bulk of the remainder of the changes in cash provided by operating activities of continuing operations in all years.

Pension liabilities, net of plan assets, totaled $30.6 million as of September 29, 2013, a $38.1 million improvement from September 30, 2012, due to strong asset returns and an increase in discount rates used to measure the liabilities. Contributions to pension plans are expected to total $1.4 million in 2014, a 77% reduction from 2013.

Investing Activities

Cash required for investing activities of continuing operations totaled $1,296,000 in 2013 and $784,000 in 2012 and cash provided by investing activities totaled $958,000 in 2011. Capital spending totaled $9,740,000 in 2013, $7,843,000 in 2012 and $7,430,000 in 2011. Restricted cash was reduced $4,972,000 in 2012 and $4,651,000 in 2011. We received $7,802,000, $1,353,000 and $1,815,000 from sales of assets in 2013, 2012 and 2011, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2014, and other requirements, will be available from internally generated funds, or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continued operations totaled $99,318,000 in 2013, $93,068,000 in 2012 and $99,136,000 in 2011. We paid $1,071,000, $32,408,000 and $11,601,000 of debt financing and reorganization costs in 2013, 2012 and 2011, respectively. The increase in such costs in 2012 was due to the Chapter 11 Proceedings. Debt reduction accounted for the majority of the remaining usage of funds in all years.

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

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 29 2013	September 30 2012	September 29 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	609,500	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	63,000	—	9.00
Pulitzer Notes	—	109,000
Unamortized present value adjustment	(12,942)	(19,624)
	834,558	926,226
Less current maturities of long-term debt	19,150	17,400
Current amount of present value adjustment	(4,779)	(5,418)
Total long-term debt	820,187	914,244

At September 29, 2013, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $19,150,000 in 2014, $19,900,000 in 2015, $589,650,000 in 2016 and $218,800,000 in 2017.

Liquidity

At September 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at September 29, 2013 totals $47,504,000. This liquidity amount excludes any future cash flows. Our unlevered free cash flow has been stable for the last five years and has exceeded $152,000,000 in each year from 2009 through 2013. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At September 29, 2013, the principal amount of our outstanding debt totals $847,500,000, achieving the amount projected for September 2015 under the Plan two years early. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan. At September 29, 2013, the principal amount of our debt, net of cash, is 4.8 times our 2013 Adjusted EBITDA, compared to a ratio of 5.3 at September 30, 2012.

We expect to refinance amounts outstanding under our debt agreements on or before their respective maturity dates with other loans, debt securities or equity securities, in privately negotiated transactions (including exchanges), or public offerings.  The timing of such refinancing will depend on many factors, including market conditions, our liquidity requirements, our debt maturity profile, and contractual restrictions.  We continuously monitor the credit and equity markets for refinancing opportunities, and have ongoing relationships with experts in debt and equity financing to assist us.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 29, 2013.

Other Matters

Cash and cash equivalents increased $3,642,000 in 2013 and $4,133,000 in 2011 and decreased $9,635,000 in 2012.

SEASONALITY

Our largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the December and June quarters. Advertising and marketing services revenue is lowest in the March quarter.

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

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, many of which have not been issued. More recently, certain provisions applicable to employers were delayed. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase more rapidly based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our previous medical plans, such as:

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

Pension Plans

In 2012, the Surface Transportation Extension Act of 2012 (“STEA”) was signed into law. STEA provides for changes in the determination of discount rates that result in a near-term reduction in minimum funding requirements for our defined benefit pension plans. STEA will also result in an increase in future premiums to be paid to the Pension Benefit Guarantee Corporation.

Income Taxes

Certain states in which we operate are considering changes to their corporate income tax rates. Until such changes are enacted, the impact of such changes cannot be determined.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 29, 2013:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	847,500	19,150	609,550	218,800	—
Interest expense (2)(3)	208,788	76,925	116,812	15,051	—
Operating lease obligations	11,706	2,303	3,485	2,646	3,272
Capital expenditure commitments	1,468	1,468	—	—	—
	1,069,462	99,846	729,847	236,497	3,272

(1)
Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments required under the 1st Lien Agreement and the New Pulitzer Notes as such amounts cannot be determined. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(2)
Interest expense includes an estimate of interest expense for the 1st Lien Agreement, 2nd Lien Agreement and New Pulitzer Notes until their maturities in December 2015, April 2017 and April 2017, respectively. Interest expense under the 1st Lien Agreement is estimated based on the 30 day minimum LIBOR level of 1.25% as increased by our applicable margin of 6.25% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the 2nd Lien Agreement is estimated using the 15% contractual rate applied to the outstanding balance during each period. Interest expense under the New Pulitzer Notes is estimated using the 9.0% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the 1st Lien Agreement, 2nd Lien Agreement or New Pulitzer Notes could significantly change this estimate. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)	Interest expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2014 will total approximately $1,400,000. See Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein.

Commitments exclude unrecognized tax benefits to be recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities is related to acquisitions and will not result in future cash payments. See Note 11 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,095,000, based on $609,500,000 of floating rate debt outstanding at September 29, 2013.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in December 2013 and our 1.25% minimum rate, LIBOR would need to increase approximately 91 basis points for six month borrowing up to approximately 109 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At September 29, 2013, approximately 71.9% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

Production capacity reductions by North American newsprint producers have not kept pace with declines in demand from domestic publishing and commercial print consumers. Export markets have partially offset this demand reduction but have not been able to totally replace the North American decline.

Eastern U.S. newsprint prices declined in 2013 while Western U.S. pricing first declined and then recovered to Eastern U.S. prices. A slightly weakened Canadian dollar, as compared to the U.S. dollar, has helped mitigate cost increase pressures on Canadian producers.

Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures and the U.S. to Canadian exchange rate. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $667,000 based on anticipated consumption in 2014, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement which is not traded on an active market and is held by a small group of investors, and the New Pulitzer Notes. We are unable, as of September 29, 2013, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2014, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 29, 2013, the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date, using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of the Evaluation Date.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. KPMG’s report on the audit of internal control over financial reporting appears in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 29, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited Lee Enterprises, Incorporated and subsidiaries (the Company) internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Lee Enterprises, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week period ended September 29, 2013, the 53-week period ended September 30, 2012, and the 52-week period ended September 25, 2011, and our report dated December 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 13, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2014, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2014 which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2014, which is incorporated herein by reference, under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2014, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2014, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 29, 2013, September 30, 2012 and September 25, 2011
Consolidated Balance Sheets - September 29, 2013 and September 30, 2012
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 29, 2013, September 30, 2012 and September 25, 2011
Consolidated Statements of Cash Flows - Years ended September 29, 2013, September 30, 2012 and September 25, 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 2013.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 13th day of December 2013.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer, and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gregory P. Schermer	Vice President - Strategy, and Director
Gregory P. Schermer

/s/ Carl G. Schmidt	Vice President, Chief Financial Officer and Treasurer
Carl G. Schmidt

/s/ Mark B. Vittert	Director
Mark B. Vittert

Page intentionally left blank

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2013	2012	2011
	52 Weeks	53 Weeks	52 Weeks
Operating revenue:
Advertising and marketing services	459,845	495,178	516,094
Subscription	177,111	173,971	171,395
Other	37,784	37,772	35,732
Total operating revenue	674,740	706,921	723,221
Operating expenses:
Compensation	254,831	274,427	281,476
Newsprint and ink	43,481	51,635	55,818
Other operating expenses	213,021	213,502	219,515
Depreciation	21,412	23,443	25,624
Amortization of intangible assets	34,225	41,696	43,872
Impairment of intangible and other assets	171,094	1,388	204,289
Workforce adjustments	2,680	4,640	3,920
Total operating expenses	740,744	610,731	834,514
Curtailment gains	—	—	16,137
Equity in earnings of associated companies	8,685	7,231	6,151
Reduction in investment in TNI	—	—	11,900
Operating income (loss)	(57,319)	103,421	(100,905)
Non-operating income (expense):
Financial income	300	236	296
Interest expense	(89,447)	(83,078)	(52,696)
Debt financing costs	(646)	(2,823)	(12,612)
Other, net	7,889	(2,533)	595
Total non-operating expense, net	(81,904)	(88,198)	(64,417)
Income (loss) before reorganization costs and income taxes	(139,223)	15,223	(165,322)
Reorganization costs	—	37,765	—
Loss before income taxes	(139,223)	(22,542)	(165,322)
Income tax benefit	(62,745)	(9,161)	(20,166)
Net loss from continuing operations	(76,478)	(13,381)	(145,156)
Discontinued operations, net of income taxes	(1,246)	(2,918)	(1,525)
Net loss	(77,724)	(16,299)	(146,681)
Net income attributable to non-controlling interests	(593)	(399)	(187)
Loss attributable to Lee Enterprises, Incorporated	(78,317)	(16,698)	(146,868)
Other comprehensive income (loss), net	21,101	(7,348)	(12,737)
Comprehensive loss	(57,216)	(24,046)	(159,605)

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(77,071)	(13,780)	(145,343)

Loss per common share:
Basic:
Continuing operations	(1.49)	(0.28)	(3.24)
Discontinued operations	(0.02)	(0.06)	(0.03)
	(1.51)	(0.34)	(3.27)

Diluted:
Continuing operations	(1.49)	(0.28)	(3.24)
Discontinued operations	(0.02)	(0.06)	(0.03)
	(1.51)	(0.34)	(3.27)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 29 2013	September 30 2012

ASSETS

Current assets:
Cash and cash equivalents	17,562	13,920
Accounts receivable, less allowance for doubtful accounts:
2013 $4,501; 2012 $4,872	63,215	67,925
Income taxes receivable	6,634	7,887
Inventories	6,409	7,271
Deferred income taxes	2,017	789
Other	8,488	6,241
Assets of discontinued operations	—	18,305
Total current assets	104,325	122,338
Investments:
Associated companies	39,489	42,201
Other	10,558	10,033
Total investments	50,047	52,234
Property and equipment:
Land and improvements	23,626	24,519
Buildings and improvements	184,838	188,048
Equipment	299,828	298,300
Construction in process	2,868	2,369
	511,160	513,236
Less accumulated depreciation	342,247	328,866
Property and equipment, net	168,913	184,370
Goodwill	243,729	243,729
Other intangible assets, net	242,184	447,017
Postretirement assets, net	14,956	7,551
Other	3,551	3,897

Total assets	827,705	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 29 2013	September 30 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	14,371	11,982
Accounts payable	22,448	22,434
Compensation and other accrued liabilities	28,493	28,002
Accrued interest	9,074	10,507
Unearned revenue	32,605	34,850
Liabilities of discontinued operations	—	2,536
Total current liabilities	106,991	110,311
Long-term debt, net of current maturities	820,187	914,244
Pension obligations	30,583	68,636
Postretirement and postemployment benefit obligations	7,253	7,160
Deferred income taxes	21,224	60,140
Income taxes payable	5,257	6,062
Other	5,900	8,639
Total liabilities	997,395	1,175,192
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	524	523
September 29, 2013; 52,434 shares; $0.01 par value
September 30, 2012; 52,291 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	242,537	241,039
Accumulated deficit	(421,077)	(342,760)
Accumulated other comprehensive income (loss)	7,666	(13,435)
Total stockholders' deficit	(170,350)	(114,633)
Non-controlling interests	660	577
Total deficit	(169,690)	(114,056)
Total liabilities and deficit	827,705	1,061,136

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2013	2012	2011	2013	2012	2011

Common Stock:
Balance, beginning of year	523	89,915	78,554	52,291	44,958	39,277
Change in par value	—	(89,466)	—	—	—	—
Conversion from Class B Common Stock	—	—	11,352	—	—	5,676
Shares issued	1	74	209	143	7,333	105
Shares reacquired	—	—	(200)	—	—	(100)
Balance, end of year	524	523	89,915	52,434	52,291	44,958
Class B Common Stock:
Balance, beginning of year	—	—	11,352	—	—	5,676
Conversion to Common Stock	—	—	(11,352)	—	—	(5,676)
Balance, end of year	—	—	—	—	—	—
Additional paid-in capital:
Balance, beginning of year	241,039	140,887	139,460
Change in par value	—	89,466	—
Stock compensation	1,261	1,080	1,502
Shares issued (redeemed)	237	9,606	(75)
Balance, end of year	242,537	241,039	140,887
Accumulated deficit:
Balance, beginning of year	(342,760)	(326,062)	(179,194)
Net loss	(77,724)	(16,299)	(146,681)
Net income attributable to non-controlling interests	(593)	(399)	(187)
Balance, end of year	(421,077)	(342,760)	(326,062)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(13,435)	(6,086)	6,651
Change in pension and postretirement benefits	35,764	(12,455)	(21,518)
Deferred income taxes, net	(14,663)	5,106	8,781
Balance, end of year	7,666	(13,435)	(6,086)
Total stockholders' deficit	(170,350)	(114,633)	(101,346)	52,434	52,291	44,958

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2013	2012	2011
	52 Weeks	53 Weeks	52 Weeks
Cash provided by operating activities:
Net loss	(77,724)	(16,299)	(146,681)
Results of discontinued operations	(1,246)	(2,918)	(1,525)
Loss from continuing operations	(76,478)	(13,381)	(145,156)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	55,637	65,139	69,496
Impairment of goodwill and other assets	171,094	1,388	204,289
Curtailment gains	—	—	(16,137)
Reduction in investment in TNI	—	—	11,900
Stock compensation expense	1,261	1,080	1,287
Distributions greater than earnings of MNI	1,742	700	347
Amortization (accretion) of debt fair value adjustment	5,117	3,919	(547)
Debt financing costs	594	2,823	12,612
Reorganization costs	—	37,765	—
Gain on sale of investments	(7,093)	—	—
Deferred income tax benefit	(54,807)	(779)	(25,910)
Changes in operating assets and liabilities:
Decrease in receivables	4,710	1,085	5,783
Decrease in inventories and other	904	1,942	4,575
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	(2,280)	358	(6,851)
Decrease in pension, postretirement and postemployment benefit obligations	(9,602)	(8,898)	(5,690)
Change in income taxes receivable or payable	1,117	(9,078)	(5,748)
Other, net	(1,849)	(4,026)	(3,643)
Net cash provided by operating activities of continuing operations	90,067	80,037	100,607
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(9,740)	(7,843)	(7,430)
Decrease in restricted cash	—	4,972	4,651
Proceeds from sales of assets	7,802	1,353	1,815
Distributions greater than earnings of TNI	972	1,156	1,818
Other, net	(330)	(422)	104
Net cash provided by (required for) investing activities of continuing operations	(1,296)	(784)	958
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	94,000	1,004,795	50,000
Payments on long-term debt	(192,350)	(1,065,455)	(137,330)
Debt financing and reorganization costs paid	(1,071)	(32,408)	(11,601)
Common stock transactions, net	103	—	(205)
Net cash required for financing activities of continuing operations	(99,318)	(93,068)	(99,136)
Net cash provided by (required for) discontinued operations:
Operating activities	(552)	661	1,993
Investing activities	14,741	3,519	(289)
Net increase (decrease) in cash and cash equivalents	3,642	(9,635)	4,133
Cash and cash equivalents:
Beginning of year	13,920	23,555	19,422
End of year	17,562	13,920	23,555

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2013", "2012", "2011" and the like refer to the fiscal years ended the last Sunday in September.

Lee Enterprises, Incorporated is a leading provider of local news and information and a major platform for advertising, in primarily midsize markets, with 46 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 22 states. We currently operate in a single operating segment.

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI Partners and Madison Newspapers, Inc. were not included in the filings. During the Chapter 11 Proceedings, we, and certain of our subsidiaries, continued to operate as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code. In general, as debtors-in-possession, we were authorized under the U.S. Bankruptcy Code to continue to operate as an ongoing business, but were not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. 2013 and 2011 include 52 weeks of business operations for the Company and MNI. Due to our fiscal calendar, 2012 includes 53 weeks of business operations for the Company and MNI. TNI has a 53rd week of business operations in 2013 and 52 weeks of operations in 2012 and 2011.

Subsequent Events

We have evaluated subsequent events through December 13, 2013. No events have occurred subsequent to September 29, 2013 that require disclosure or recognition in these financial statements, except as included herein.

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

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of, and reductions in the value of, intangible assets.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 29, 2013 and September 30, 2012 are less than replacement cost by $3,087,000 and $3,556,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

First-in, first-out	2,219	2,678
Last-in, first-out	2,278	2,723
	4,497	5,401

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

We capitalize interest as a component of the cost of constructing major facilities. At September 29, 2013 and September 30, 2012, capitalized interest was not significant.

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

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method as follows:

Years

Customer lists	7 - 23
Newspaper subscriber lists	9 - 33
Noncompete and consulting agreements	15

In assessing the recoverability of goodwill and other nonamortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is normally made in the last fiscal quarter of each year.

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

The required valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by us and represent a Level 3 fair value measurement. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital product. Subscription revenue is recorded over the print or digital product subscription term or as such newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

Advertising Costs

A substantial amount of our advertising and promotion expense consists of advertising placed in our own publications and digital products, using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

Pension, Postretirement and Postemployment Benefit Plans

We evaluate our liabilities for pension, postretirement and postemployment benefit plans based upon computations made by consulting actuaries, incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, when applicable, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets and other factors. If we used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, resulting in recognition of different amounts of expense over future periods.

We use a fiscal year end measurement date for all our pension and postretirement obligations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715, Retirement Plans.

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

Equity securities valued based on the closing market price in an active market are classified as Level 1. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

Hedge funds consist of a long/short equity fund. The fund is valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

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

Treasury Inflation Protected Securities (TIPS) funds consist of low yield mutual funds and are valued by quoted market prices. Such investments are classified as Level 1.

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $6,120,000 at September 29, 2013 are outstanding in support of our insurance program.

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

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,168,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the 13 weeks ended December 30, 2012. Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2013	2012	2011

Operating revenue	1,321	31,416	32,883
Costs and expenses	(1,697)	(36,093)	(35,323)
Gain on sale of the North County Times	1,801	—	—
Loss on sale of The Garden Island	(3,340)	—	—

Loss from discontinued operations, before income taxes	(1,915)	(4,677)	(2,440)
Income tax benefit	(669)	(1,759)	(915)
Net loss	(1,246)	(2,918)	(1,525)

3     INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”) and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising and subscription activities of the Arizona Daily Star, as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

ASSETS

Current assets	6,187	8,029
Investments and other assets	13	13
Total assets	6,200	8,042

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	5,073	5,601
Members' equity	1,127	2,441
Total liabilities and members' equity	6,200	8,042

Summarized results of TNI are as follows:

(Thousands of Dollars)	2013	2012	2011

Operating revenue	61,990	59,043	62,452
Operating expenses, excluding workforce adjustments, depreciation and amortization	50,396	49,568	52,882
Workforce adjustments	—	(31)	1,190
Operating income	11,594	9,506	8,380

Company's 50% share	5,797	4,753	4,190
Less amortization of intangible assets	621	723	1,092
Equity in earnings of TNI	5,176	4,030	3,098

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated

Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(488,000), $(522,000),and $76,000, in 2013, 2012 and 2011, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $6,041,000, $5,994,000, and $7,043,000 in 2013, 2012 and 2011, respectively.

Our impairment analysis resulted in pretax reductions in the carrying value of TNI totaling $11,900,000 in 2011. See Note 4.

At September 29, 2013, the carrying value of the Company's 50% investment in TNI is $18,478,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $5,809,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 4.

Annual amortization of intangible assets is estimated to be $418,000 in 2014, 2015, 2016, 2017 and 2018.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

ASSETS

Current assets	21,431	24,613
Investments and other assets	29,487	29,986
Property and equipment, net	7,231	7,707
Total assets	58,149	62,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	8,498	10,015
Other liabilities	7,630	6,720
Stockholders' equity	42,021	45,571
Total liabilities and stockholders' equity	58,149	62,306

Summarized results of MNI are as follows:

(Thousands of Dollars)	2013	2012	2011

Operating revenue	65,468	70,158	73,011
Operating expenses, excluding workforce adjustments, depreciation and amortization	53,199	57,981	60,982
Workforce adjustments	308	546	530
Depreciation and amortization	1,530	1,689	2,227
Operating income	10,431	9,942	9,272

Net income	6,951	6,469	6,106

Equity in earnings of MNI	3,509	3,201	3,053

Fees for editorial services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $7,346,000, $8,098,000 and $8,201,000, in 2013, 2012 and 2011, respectively.

4    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2013	2012

Goodwill, gross amount	1,536,000	1,536,000
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of period, as previously reported	247,271	247,271
Goodwill allocated to discontinued operations	(3,542)	(3,542)
Goodwill, beginning of period, as reclassified	243,729	243,729
Goodwill, end of period	243,729	243,729

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 29 2013	September 30 2012

Nonamortized intangible assets:
Mastheads	27,038	28,605
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,732	855,773
Less accumulated amortization	471,589	437,366
	215,143	418,407
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,521	28,519
	3	5
	242,184	447,017

Due primarily to our stockholders' deficit in 2013 and to the difference between our stock price and the per share carrying value of our net assets in 2011, we analyzed the carrying value of our net assets in 2013 and 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses.

In 2013, we concluded the fair value of our business was in excess of the carrying value of our net assets. As a result, no goodwill impairment was recorded. However, it was determined that the cash flows from nonamortized and amortizable intangible assets were not sufficient to recover their carrying values. As a result, non-cash charges were recorded to reduce the carrying values of such assets.

In 2011, we concluded the fair value of our business did not exceed the carrying value of our net assets. As a result, we recorded pretax, non-cash charges to reduce the carrying values of goodwill, nonamortized and amortizable intangible assets. Additional pretax, non-cash charges were recorded to reduce the carrying value of TNI.

We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2013, 2012 and 2011. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2013	2012	2011

Continuing operations:
Goodwill	—	—	186,281
Nonamortized intangible assets	1,567	—	13,109
Amortizable intangible assets	169,041	—	4,199
Property and equipment	486	1,388	700
	171,094	1,388	204,289
Reduction in investment in TNI	—	—	11,900
	171,094	1,388	216,189

Discontinued operations	—	3,606	850

Annual amortization of intangible assets for the five years ending September 2018 is estimated to be $22,318,000, $21,885,000, $20,759,000, $19,730,000, and $19,480,000, respectively.

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

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At September 29, 2013, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At September 29, 2013, the balance outstanding under the term loan is $609,500,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

We are required to repay principal amounts, on a quarterly basis until maturity, under the 1st Lien Agreement. Principal payments are required quarterly beginning in June 2012, and total $12,750,000 in 2014, $13,500,000 in 2015 and $3,375,000 in 2016, prior to the final maturity.

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

2013 payments made under the 1st Lien Agreement, are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	2,260	6,000
Asset sales	7,750	—	240	—
Excess cash flow	—	—	—	—
	20,000	17,850	5,500	9,000

2012 payments made under the 1st Lien Agreement are summarized as follows:

	13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	March 25 2012	June 24 2012	September 30 2012

Mandatory	—	2,500	2,500
Voluntary	12,600	3,850	3,000
Asset sales	2,410	150	650
Excess cash flow	—	—	—
	15,010	6,500	6,150

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $784,500,000 at September 29, 2013, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at September 29, 2013 under the 1st Lien Agreement was 6.21:1. Our maximum total leverage ratio covenant will decrease, in stages, from 10.0:1 at September 29, 2013 to 9.1:1 in December 2015. On

a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.02:1 at September 29 2013.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at September 29, 2013 was 1.71:1. Our minimum interest expense coverage ratio covenant is 1.08:1 at September 29, 2013.

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

In May 2013, we refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”) with BH Finance LLC ("Berkshire") a subsidiary of Berkshire Hathaway Inc. The New Pulitzer Notes bear interest at a fixed rate of 9.0%, payable quarterly. Pulitzer is a co-borrower under the the New Pulitzer Notes, which eliminates the former Guaranty Agreement made by Pulitzer under the Pulitzer Notes.

Principal Payments

At September 29, 2013, the balance of the New Pulitzer Notes is $63,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2013 payments made under the New Pulitzer Notes and Pulitzer Notes are summarized below.

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	17,000
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	17,000

2012 payments made under the Pulitzer Notes are summarized as follows:

		13 Weeks Ended		14 Weeks Ended
(Thousands of Dollars)	December 25 2011	March 25 2012	June 24 2012	September 30 2012

Prior to 2012 refinancing	500	—	—	—
Pursuant to the Plan, net	10,145	1,500	—	—
Mandatory	—	1,400	—	—
Voluntary	—	8,955	3,000	4,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	10,645	11,855	3,000	4,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $25,100,000 beginning September 29, 2013), as defined in the New Pulitzer Notes Agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at September 29, 2013 is $46,470,000. The determination of this amount is not the same as the comparable amount under the 1st Lien Agreement.

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

Debt under the Plan was considered compromised. As a result, the 1st Lien Agreement, 2nd Lien Agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. We used the effective rates of the respective debt agreements to discount the debt to its present value. In determining the effective rates, we considered all cash outflows of the respective debt agreements including: mandatory principal payments, interest payments, fees paid to lenders in connection with the refinancing as well as, in the case of the 2nd Lien Agreement, Common Stock issued. The present value is being amortized as a non-cash component of interest expense over the terms of the related debt.

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

Amortization of the present value adjustment and other costs totaled $6,681,000 in 2013. Amortization of such costs is estimated to total $4,779,000 in 2014, $4,742,000 in 2015, $2,297,000 in 2016 and $1,125,000 in 2017.

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485

Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 29 2013	September 30 2012	September 29 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	609,500	661,850	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	63,000	—	9.00
Pulitzer Notes	—	109,000
Unamortized present value adjustment	(12,942)	(19,624)
	834,558	926,226
Less current maturities of long-term debt	19,150	17,400
Current amount of present value adjustment	(4,779)	(5,418)
Total long-term debt	820,187	914,244

At September 29, 2013, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $19,150,000 in 2014, $19,900,000 in 2015, $589,650,000 in 2016 and $218,800,000 in 2017.

Liquidity

At September 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at September 29, 2013 totals $47,504,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At September 29, 2013, the principal amount of our outstanding debt totals $847,500,000, achieving the amount projected for September 2015 under the Plan two years early. Lower cash balances and asset sales have contributed to the improvement in debt repayment compared to the Plan.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 29, 2013.

6     PENSION PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012, substantially all benefits are frozen and no additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2013	2012	2011

Service cost for benefits earned during the year	216	30	169
Interest cost on projected benefit obligation	7,529	7,975	8,354
Expected return on plan assets	(9,838)	(8,891)	(9,733)
Amortization of net loss	2,287	2,370	812
Amortization of prior service benefit	(136)	(136)	(137)
Net periodic pension cost (benefit)	58	1,348	(535)

Net periodic pension benefit of $56,000 is allocated to TNI in 2013, 2012 and 2011.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2013	2012

Benefit obligation, beginning of year	201,219	186,826
Service cost	216	30
Interest cost	7,529	7,975
Actuarial loss	(22,155)	17,268
Benefits paid	(11,038)	(10,880)
Benefit obligation, end of year	175,771	201,219
Fair value of plan assets, beginning of year:	134,900	115,596
Actual return on plan assets	19,364	24,849
Benefits paid	(11,038)	(10,880)
Administrative expenses paid	(1,977)	(1,472)
Employer contributions	6,016	6,807
Fair value of plan assets, end of year	147,265	134,900
Funded status - benefit obligation in excess of plan assets	28,506	66,319

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

Pension obligations	28,506	66,319
Accumulated other comprehensive loss (before income taxes)	(19,091)	(50,945)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

Unrecognized net actuarial loss	(19,880)	(51,871)
Unrecognized prior service benefit	789	926
	(19,091)	(50,945)

We expect to recognize $423,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2014.

The accumulated benefit obligation for the plans total $175,771,000 at September 29, 2013 and $201,219,000 at September 30, 2012. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $175,771,000, $175,771,000, and $147,265,000, respectively, at September 29, 2013.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 29 2013	September 30 2012

Discount rate	4.7	3.85
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2013	2012	2011

Discount rate	3.85	4.4	4.8
Expected long-term return on plan assets	7.5	7.9	8.0
Rate of compensation increase	NA	NA	3.5

For 2014, the expected long-term return on plan assets is 7.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of assets.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)		Actual Allocation
Asset Class	September 29, 2013 Policy Allocation	September 29 2013	September 30 2012

Equity securities	55	60	63
Debt securities	30	30	29
TIPS	5	4	—
Hedge fund investments	10	4	—
Cash and cash equivalents	—	2	2
Receivables, net	—	—	6

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. At September 29, 2013 and September 30, 2012, certain plan assets were in process of reallocation. In October of 2013 and 2012, plan assets were back within the policy allocation. In 2013, the policy allocation was amended to allow Hedge Fund investments.

New collective bargaining agreements in 2011 resulted in the freezing of certain defined pension benefits in 2011.  See Note 7.

Fair Value Measurements

The fair value hierarchy of pension assets at September 29, 2013 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	2,255	—	—
Domestic equity securities	24,133	42,247	—
International equity securities	12,913	8,561	—
TIPS	6,399	—	—
Debt securities	35,422	8,035	—
Hedge fund investments	—	7,300	—

There were no purchases, sales or transfer of assets classified as Level 3 in 2013, 2012 or 2011.

Cash Flows

Based on our forecast at September 29, 2013, we expect to make contributions totaling $1,400,000 to our pension trust in 2014.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2014	11,420
2015	11,219
2016	11,275
2017	11,338
2018	11,362
2019-2023	56,827

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,354,000 and $2,595,000 at September 29, 2013 and September 30, 2012, respectively, of which $279,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 29, 2013.

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2013	2012	2011

Service cost for benefits earned during the year	728	728	927
Interest cost on projected benefit obligation	1,125	1,109	1,600
Expected return on plan assets	(1,474)	(2,129)	(2,248)
Amortization of net actuarial gain	(1,324)	(2,451)	(2,467)
Amortization of prior service benefit	(1,459)	(1,459)	(1,455)
Curtailment gains	—	—	(16,137)
Net periodic postretirement benefit	(2,404)	(4,202)	(19,780)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2013	2012

Benefit obligation, beginning of year	30,728	26,472
Service cost	728	728
Interest cost	1,125	1,109
Actuarial (gain) loss	(7,338)	5,269
Benefits paid, net of premiums received	(2,102)	(2,965)
Medicare Part D subsidies	291	115
Benefit obligation, end of year	23,432	30,728
Fair value of plan assets, beginning of year	34,263	38,529
Actual return on plan assets	1,495	2,127
Employer contributions (reimbursements)	679	(690)
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,811)	(2,851)
Benefits paid for active employees	(706)	(2,852)
Fair value of plan assets at measurement date	33,920	34,263
Funded status - benefit obligation less than plan assets	(10,488)	(3,535)

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets was $4,468,000 at September 29, 2013. These plans are unfunded.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

Noncurrent assets	14,956	7,551
Postretirement benefit obligations	4,468	4,016
Accumulated other comprehensive income (before income tax benefit)	34,214	30,344

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

Unrecognized net actuarial gain	21,899	16,570
Unrecognized prior service benefit	12,315	13,774
	34,214	30,344

We expect to recognize $1,819,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2014.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 29 2013	September 30 2012

Discount rate	4.0	3.85
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns and current market conditions.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2013	2012	2011

Discount rate	3.85	4.4	4.8
Expected long-term return on plan assets	4.5	5.75	5.75

Assumed health care cost trend rates are as follows:

(Percent)	September 29 2013	September 30 2012

Health care cost trend rates	7.5	9.0
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	5.0	5.0
Year in which the rate reaches the Ultimate Trend Rate	2018	2020

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2013:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	56	(52)
Effect on postretirement benefit obligation	894	(811)

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)		Actual Allocation
Asset Class	September 29, 2013 Policy Allocation	September 29 2013	September 30 2012

Equity securities	20	22	21
Debt securities	80	75	75
Cash and cash equivalents	—	4	2
Receivables, net	—	—	2

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 29, 2013 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	1,227	—	—
Domestic equity securities	4,013	1,858	—
International equity securities	707	839	—
Debt securities	—	25,276	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2013, 2012 or 2011.

Cash Flows

Based on our forecast at September 29, 2013, we do not expect to contribute to our postretirement plans in 2014.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2014	2,990	(250)	2,740
2015	2,480	(250)	2,230
2016	2,460	(240)	2,220
2017	2,410	(240)	2,170
2018	2,330	(230)	2,100
2019-2023	10,770	(970)	9,800

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

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $2,785,000 at September 29, 2013 and $3,143,000 at September 30, 2012.

8    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan. Company contributions under such plans were substantially reduced or eliminated in 2010. In 2011 certain of those contributions were reinstated.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $3,729,000 in 2013, $3,533,000 in 2012 and $2,666,000 in 2011.

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

10    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,261,000, $1,080,000 and 1,287,000, in 2013, 2012 and 2011, respectively.

At September 29, 2013, we have reserved 4,477,266 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 29, 2013, 1,708,760 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2013	2012	2011

Under option, beginning of year	3,102	1,812	940
Granted	51	1,520	1,105
Exercised	(62)	—	(15)
Canceled	(322)	(230)	(218)
Under option, end of year	2,769	3,102	1,812

Exercisable, end of year	1,791	1,298	552

Weighted average prices of stock options are as follows:

(Dollars)	2013	2012	2011

Granted	1.20	1.16	2.57
Exercised	1.65	—	—
Under option, end of year	2.94	3.18	5.07

The following assumptions were used to estimate the fair value of 2013, 2012 and 2011 option awards:

	2013	2012	2011

Volatility (Percent)	121	122	111
Risk-free interest rate (Percent)	0.68	0.76	1.01
Expected term (Years)	4.7	4.7	4.7
Estimated fair value (Dollars)	0.98	0.95	2.00

A summary of stock options outstanding at September 29, 2013 is as follows:

(Prices in Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1 - 5	2,671,115	7.6	1.77	1,693,124	2.11
25 - 50	97,391	2.3	35.07	97,391	35.07
	2,768,506	7.4	2.94	1,790,515	3.91

Total unrecognized compensation expense for unvested stock options at September 29, 2013 is $771,000, which will be recognized over a weighted average period of 1.7 years.

The aggregate intrinsic value of stock options outstanding at September 29, 2013 is $2,491,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2013	2012	2011

Outstanding, beginning of year	500	—	299
Granted	—	500	—
Vested	—	—	(297)
Forfeited	—	—	(2)
Outstanding, end of year	500	500	—

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2013	2012	2011

Outstanding, beginning of year	1.31	—	15.02
Granted	—	1.31	—
Vested	—	—	15.02
Forfeited	—	—	15.02
Outstanding, end of year	1.31	1.31	—

The fair value of restricted Common Stock vested in 2011 totals $723,000.

Total unrecognized compensation expense for unvested restricted Common Stock at September 29, 2013 is $395,000, which will be recognized over a weighted average period of 1.8 years.

In November 2013, 801,000 shares of restricted Common Stock were issued to employees. The grant date fair value was $3.61 per share. The restriction lapses in November 2016.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2013, 2012 or 2011.

11    INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2013	2012	2011

Current:
Federal	(7,915)	(8,244)	4,604
State	(693)	(2,210)	(55)
Deferred	(54,806)	(466)	(25,630)
	(63,414)	(10,920)	(21,081)

Continuing operations	(62,745)	(9,161)	(20,166)
Discontinued operations	(669)	(1,759)	(915)
	(63,414)	(10,920)	(21,081)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2013	2012	2011

Computed “expected” income tax benefit	(35.0)	(35.0)	(35.0)
State income tax benefit, net of federal tax benefit	(2.6)	(1.9)	(2.3)
Net income of associated companies taxed at dividend rates	(0.8)	(6.4)	(0.5)
Domestic production deduction	0.4	2.1	(0.5)
Resolution of tax matters	0.1	(3.9)	0.5
Impairment of goodwill and other assets	—	—	23.9
Valuation allowance	(2.1)	1.8	1.0
Non deductible costs of Chapter 11 Proceedings	—	9.5	—
Changes in tax basis	(4.8)	(5.7)	—
Other	(0.3)	(1.1)	0.7
	(45.1)	(40.6)	(12.2)

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 29 2013	September 30 2012

Deferred income tax liabilities:
Property and equipment	(46,242)	(40,684)
Investments	—	(11,651)
Identified intangible assets	(53,461)	(50,472)
Other	—	(1,155)
	(99,703)	(103,962)
Deferred income tax assets:
Investments	21,558	—
Long-term debt	45,945	33,682
Accrued compensation	5,056	5,540
Allowance for doubtful accounts and losses on loans	1,224	817
Pension and postretirement benefits	2,106	5,569
State operating loss carryforwards	28,660	24,613
Accrued expenses	1,903	2,508
Other	468	—
	106,920	72,729
Valuation allowance	(26,424)	(28,118)
Net deferred income tax liabilities	(19,207)	(59,351)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 29 2013	September 30 2012

Current assets	2,017	789
Non-current liabilities	(21,224)	(60,140)
Net deferred income tax liabilities	(19,207)	(59,351)

A reconciliation of 2013 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2013

Balance, beginning of year	4,917
Decreases in tax positions for prior years	(258)
Increases in tax positions for the current year	450
Lapse in statute of limitations	(714)
Balance, end of year	4,395

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2,869,000 at September 29, 2013. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $534,000 at September 29, 2013 and $710,000 at September 30, 2012. There were no amounts provided for penalties at September 29, 2013 or September 30, 2012.

At September 29, 2013, we had approximately $880,777,000 of net operating loss ("NOL") carryforwards for state tax purposes that expire between 2014 and 2032. Such NOL carryforwards result in a deferred income tax asset of $28,660,000 at September 29, 2013, substantially all of which is offset by a valuation allowance. The valuation allowance not related to NOL carryforwards is $ 2,131,000 at September 29, 2013 and $3,613,000 at September 30, 2012.

2012 operations resulted in a Federal NOL, which was carried back to 2010, resulting in a cash refund of $9,500,000, which was received in 2013. A Federal NOL based on 2013 results will be carried back to 2011, which we expect will result in a refund of approximately $7,000,000.

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets resulted in reduced  depreciation and amortization expense for income tax purposes beginning in 2013.

12    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt at September 29, 2013 consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $63,000,000 principal amount of New Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by a small group of investors and Berkshire, respectively. We are unable, as of September 29, 2013 to determine the fair value of such debt. The value, if determined, may be more or less than the carrying amount.

In 2013, 2012 and 2011, we reduced the carrying value of equipment no longer in use by $486,000, $1,388,000 and $700,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

13       EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2013	2012	2011

Loss attributable to Lee Enterprises, Incorporated:
Continuing operations	(77,071)	(13,780)	(145,343)
Discontinued operations	(1,246)	(2,918)	(1,525)
	(78,317)	(16,698)	(146,868)

Weighted average Common Shares	52,333	49,357	44,912
Less non-vested restricted Common Stock	(500)	(96)	(65)
Basic average Common Shares	51,833	49,261	44,847
Dilutive stock options and restricted Common Stock	—	—	—
Diluted average Common Shares	51,833	49,261	44,847

Earnings (loss) per common share:
Basic:
Continuing operations	(1.49)	(0.28)	(3.24)
Discontinued operations	(0.02)	(0.06)	(0.03)
	(1.51)	(0.34)	(3.27)

Diluted:
Continuing operations	(1.49)	(0.28)	(3.24)
Discontinued operations	(0.02)	(0.06)	(0.03)
	(1.51)	(0.34)	(3.27)

For 2013, 2012 and 2011, we had 1,700,000, 2,334,000 and 1,944,000 weighted average shares, respectively, not considered in the computation of diluted loss per common share because the stock option exercise price was in excess of the fair market value of our Common Stock. No stock options were considered in the computation of loss per common share in 2013, 2012 or 2011.

14    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2013	2012	2011

Balance, beginning of year	4,872	5,359	5,195
Additions charged to expense	1,481	1,441	2,459
Deductions from reserves	(1,852)	(1,928)	(2,295)
Balance, end of year	4,501	4,872	5,359

15    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 29 2013	September 30 2012

Compensation	12,606	12,512
Retirement plans	4,357	4,215
Other	11,530	11,275
	28,493	28,002

Cash payments are as follows:

(Thousands of Dollars)	2013	2012	2011

Interest	84,479	72,131	53,133
Debt financing and reorganization costs	1,071	32,408	11,601
Income tax refunds, net of payments	9,126	1,140	10,462

Accumulated other comprehensive income (loss), net of deferred income taxes at September 29, 2013 and September 30, 2012 is related to pension and postretirement benefits.

16    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2018 and thereafter are $2,303,000, $1,846,000, $1,639,000, $1,372,000, $1,274,000 and $3,272,000, respectively. Total operating lease expense is $3,581,000, $3,731,000 and $4,239,000, in 2013, 2012 and 2011, respectively.

Capital Expenditures

At September 29, 2013, we had construction and equipment purchase commitments totaling approximately $1,468,000.

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

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and DS LLC owned by Herald pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) was to be settled, at a date determined by Herald between April 2013 and April 2015, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value. Cash settlement of the Herald Value was limited by the terms of our debt agreements. In October 2013, we issued 100,000 shares of Common Stock in full satisfaction of the Herald Value. Such shares had a fair value of $298,000 on the date of issuance.

The Redemption Agreement also terminated Herald's right to exercise its rights under the 2010 Redemption. As a result, we reversed substantially all of our liability for the 2010 Redemption in 2009. The reversal reduced liabilities by $71,302,000 and increased comprehensive income by $58,521,000 and stockholders' equity by $68,824,000.

The redemption of Herald's interest in PD LLC and DS LLC generated significant tax benefits to us as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis that began amortizing in February 2009 for income tax purposes over a 15 year period beginning was approximately $258,000,000.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, we filed a motion to decertify the class, which was granted as to plaintiffs’ minimum wage, overtime, unreimbursed meal and unreimbursed rest period claims. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the remaining claims in the action, which are not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material effect on our Consolidated Financial Statements, taken as a whole.

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

In 2013, the FASB issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

18    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2013

Operating revenue	184,656	160,603	167,019	162,462

Net income (loss) from continuing operations	13,652	(3,562)	1,968	(88,536)
Discontinued operations, net of income taxes	1,046	(2,293)	—	1
Net income (loss)	14,698	(5,855)	1,968	(88,535)

Income (loss) attributable to Lee Enterprises, Incorporated	14,580	(5,995)	1,795	(88,697)

Earnings (loss) per common share:
Basic:
Continuing operations	0.26	(0.07)	0.03	(1.71)
Discontinued operations	0.02	(0.04)	—	—
	0.28	(0.12)	0.03	(1.71)

Diluted:
Continuing operations	0.26	(0.07)	0.03	(1.71)
Discontinued operations	0.02	(0.04)	—	—
	0.28	(0.12)	0.03	(1.71)

2012

Operating revenue	191,099	164,632	171,745	179,445

Net income (loss) from continuing operations	14,480	(26,257)	(942)	(662)
Discontinued operations, net of income taxes	144	(285)	(412)	(2,365)
Net income (loss)	14,624	(26,542)	(1,354)	(3,027)

Income (loss) attributable to Lee Enterprises, Incorporated	14,554	(26,625)	(1,473)	(3,154)

Earnings (loss) per common share:
Basic:
Continuing operations	0.32	(0.53)	(0.02)	(0.02)
Discontinued operations	—	(0.01)	(0.01)	(0.05)
	0.32	(0.54)	(0.03)	(0.06)

Diluted:
Continuing operations	0.32	(0.53)	(0.02)	(0.02)
Discontinued operations	—	(0.01)	(0.01)	(0.05)
	0.32	(0.54)	(0.03)	(0.06)

Results of operations for the September quarter of 2013 and 2012 include non-cash impairment charges of $171,094,000 and $1,388,000, respectively. Results of operations for the December, March, June and September quarters of 2012 include reorganization costs (cost reduction) of $1,241,000, $36,626,000, $(250,000) and $148,000, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week period ended September 29, 2013, the 53-week period ended September 30, 2012, and the 52-week period ended September 25, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheet of Madison Newspapers, Inc., and Subsidiary (MNI), a 50% owned investee company, as of September 29, 2013, and the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 29, 2013. The Company's investment in MNI at September 29, 2013 was $21,011,000 and its equity in earnings of MNI was $3,509,000 for the 52-week period ended September 29, 2013. The consolidated financial statements of MNI for the year ended September 29, 2013 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI for the 52-week period ended September 29, 2013, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 29, 2013 and September 30, 2012, and the results of their operations and their cash flows for the 52-week period ended September 29, 2013, the 53-week period ended September 30, 2012, and the 52-week period ended September 25, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries internal control over financial reporting as September 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 13, 2013

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K.

Number	Description

3.1 *	Amended and Restated Certificate of Incorporation of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.1 to Form 8-K filed on February 3, 2012)

3.2 *	Amended and Restated By-Laws of Lee Enterprises, Incorporated effective as of May 2, 2013 (Exhibit 3.1 to Form 8-K filed May 7, 2013)

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

10.1 *
Exit Credit Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated, the Lenders from time to time party thereto, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, and Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (Exhibit 10.1 to Form 8-K filed on February 3, 2012)

10.2 *
First Amendment to Credit Agreement dated as of May 1, 2013 (a/k/a the Exit Credit Agreement) by and among Lee Enterprises, Incorporated, the Lenders from time to time party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (Exhibit 10.5 to Form 8-K filed May 7, 2013)

10.3 *
Subsidiaries Guaranty dated as of January 30, 2012 by and among certain Subsidiaries of Lee Enterprises, Incorporated from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent (Exhibit 10.2 to Form 8-K filed on February 3, 2012)

10.4 *
Security Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.3 to Form 8-K filed on February 3, 2012)

10.5 *
Pledge Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.4 to Form 8-K filed on February 3, 2012)

10.6 *
Intercreditor Agreement dated as of January 30, 2012 by and among Deutsche Bank, as Collateral Agent, Wilmington Trust, National Association, as Collateral Agent, and Lee Enterprises, Incorporated and certain Subsidiaries thereof (Exhibit 10.5 to Form 8-K filed on February 3, 2012)

10.7 *
Intercompany Subordination Agreement by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Deutsche Bank, as Collateral Agent (Exhibit 10.6 to Form 8-K filed on February 3, 2012)

10.8 *
Second Lien Loan Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, the Lenders from time to time party thereto, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, and Deutsche Bank Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (Exhibit 10.7 to Form 8-K filed on February 3, 2012)

10.9*
First Amendment to Credit Agreement dated as of May 1, 2013 (a/k/a Second Lien Loan Agreement) by and among Lee Enterprises, Incorporated, the Lenders from time to time party thereto and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Exhibit 10.6 to Form 8-K filed May 7, 2013)

10.10 *
Subsidiaries Guaranty dated as of January 30, 2012, by and among St. Louis Post-Dispatch LLC and Pulitzer Inc. and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Administrative Agent (Exhibit 10.8 to Form 8-K filed on February 3, 2012)

Number	Description

10.11 *
Security Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.9 to Form 8-K filed on February 3, 2012)

10.12 *
Pledge Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated, St. Louis Post-Dispatch LLC and Pulitzer Inc. and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.10 to Form 8-K filed on February 3, 2012)

10.13 *	Note Agreement dated as of May 1, 2013 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and BH Finance LLC (Exhibit 10.1 to Form 8-K filed on May 7, 2013)

10.14 *	Subsidiary Guaranty Agreement dated as of May 1, 2013 by and among certain Subsidiaries of Pulitzer Inc. in favor of BH Finance LLC (Exhibit 10.2 to Form 8-K filed on May 7, 2013)

10.16 *
Security Agreement dated as of May 1, 2013 by and among Pulitzer Inc., St. Louis Post-Dispatch LLC, and certain Subsidiaries of Pulitzer Inc., and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Exhibit 10.3 to Form 8-K filed on May 7, 2013)

10.17 *
Pledge Agreement dated as of May 1, 2013 by and among Pulitzer Inc., St. Louis Post-Dispatch LLC, Pulitzer Newspapers, Inc., Pulitzer Technologies, Inc., Star Publishing Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Exhibit 10.4 to Form 8-K filed on May 7, 2013)

10.18 *
Intercreditor Agreement dated as of January 30, 2012 by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Wilmington Trust, National Association, as Collateral Agent, Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof (Exhibit 10.16 to Form 8-K filed on February 3, 2012)

10.19 *
First Amendment to Intercreditor Agreement dated as of May 1, 2013 by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Wilmington Trust, National Association, as Collateral Agent, St. Louis Post-Dispatch LLC, Pulitzer Inc., and each of the other Loan Parties (Exhibit 10.7 to Form 8-K filed May 7, 2013)

10.20 *
Intercompany Subordination Agreement dated as of January 30, 2012 by and among Lee Enterprises, Incorporated and certain Subsidiaries thereof, Pulitzer Inc. and St. Louis Post-Dispatch LLC and certain Subsidiaries thereof, and Wilmington Trust, National Association, as Collateral Agent (Exhibit 10.17 to Form 8-K filed on February 3, 2012)

10.21 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.22*
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.23*
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.24*
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.25*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.26*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.27*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)
10.29 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.30 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.31*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.32 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.33.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

10.33.2 +
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement, Accelerated Ownership Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999. As amended effective January 6, 2010)

10.34 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Exhibit A to Schedule 14A Definitive Proxy Statement for 2010)

10.35 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.36 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.37 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.38 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.39 +*	Lee Enterprises, Incorporated 2005 Incentive Compensation Program (Appendix A to Schedule 14A Definitive Proxy Statement for 2005)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm

23.3	Report of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002