Form 10-Q
period 2013-12-29
LEE ENTERPRISES, INC
filed 2014-02-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 29, 2013

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2014, 53,497,041 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2014", "2013" and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are that the second lien financing described herein will not be consummated, or if consummated, the terms will differ substantially from those described herein, and the possibility that the warrants to be granted in conjunction therewith will not be exercised, our ability to generate cash flows and maintain liquidity sufficient to service our debt, comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary, and to refinance our debt as it comes due.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 29 2013	September 29 2013

ASSETS

Current assets:
Cash and cash equivalents	12,655	17,562
Accounts receivable, net	76,850	63,215
Income taxes receivable	—	6,634
Inventories	6,093	6,409
Deferred income taxes	2,017	2,017
Other	8,148	8,488
Total current assets	105,763	104,325
Investments:
Associated companies	39,593	39,489
Other	10,928	10,558
Total investments	50,521	50,047
Property and equipment:
Land and improvements	23,597	23,626
Buildings and improvements	184,790	184,838
Equipment	296,565	299,828
Construction in process	3,652	2,868
	508,604	511,160
Less accumulated depreciation	342,669	342,247
Property and equipment, net	165,935	168,913
Goodwill	243,729	243,729
Other intangible assets, net	235,292	242,184
Postretirement assets, net	15,584	14,956
Other	3,412	3,551

Total assets	820,236	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 29 2013	September 29 2013

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	9,146	14,371
Accounts payable	22,176	22,448
Compensation and other accrued liabilities	22,989	28,493
Accrued interest	8,846	9,074
Income taxes payable	584	—
Unearned revenue	32,138	32,605
Total current liabilities	95,879	106,991
Long-term debt, net of current maturities	812,109	820,187
Pension obligations	30,161	30,583
Postretirement and postemployment benefit obligations	7,449	7,253
Deferred income taxes	20,833	21,224
Income taxes payable	5,492	5,257
Other	5,705	5,900
Total liabilities	977,628	997,395
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	534	524
December 29, 2013; 53,449 shares;
September 29, 2013; 52,434 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	243,328	242,537
Accumulated deficit	(409,185)	(421,077)
Accumulated other comprehensive income	7,225	7,666
Total stockholders' deficit	(158,098)	(170,350)
Non-controlling interests	706	660
Total deficit	(157,392)	(169,690)
Total liabilities and deficit	820,236	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 29 2013	December 30 2012

Operating revenue:
Advertising and marketing services	122,391	128,899
Subscription	45,550	46,056
Other	9,444	9,701
Total operating revenue	177,385	184,656
Operating expenses:
Compensation	62,142	65,955
Newsprint and ink	10,562	12,174
Other operating expenses	55,157	54,211
Depreciation	5,141	5,487
Amortization of intangible assets	6,893	9,554
Workforce adjustments	207	803
Total operating expenses	140,102	148,184
Equity in earnings of associated companies	2,919	3,045
Operating income	40,202	39,517
Non-operating income (expense):
Financial income	120	80
Interest expense	(20,827)	(23,466)
Debt financing costs	(104)	(47)
Other, net	94	7,007
Total non-operating expense, net	(20,717)	(16,426)
Income before income taxes	19,485	23,091
Income tax expense	7,383	9,439
Income from continuing operations	12,102	13,652
Discontinued operations, net of income taxes	—	1,046
Net income	12,102	14,698
Net income attributable to non-controlling interests	(210)	(118)
Income attributable to Lee Enterprises, Incorporated	11,892	14,580
Other comprehensive loss, net of income taxes	(441)	(93)
Comprehensive income attributable to Lee Enterprises, Incorporated	11,451	14,487
Income from continuing operations attributable to Lee Enterprises, Incorporated	11,892	13,534
Earnings per common share:
Basic:
Continuing operations	0.23	0.26
Discontinued operations	—	0.02
	0.23	0.28
Diluted:
Continuing operations	0.22	0.26
Discontinued operations	—	0.02
	0.22	0.28

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012

Cash provided by operating activities:
Net income	12,102	14,698
Results of discontinued operations	—	(1,046)
Income from continuing operations	12,102	13,652
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	12,034	15,041
Amortization of debt present value adjustment	1,198	1,359
Stock compensation expense	264	368
Distributions greater (less) than earnings of MNI	371	(21)
Deferred income tax expense (benefit)	(84)	(1,740)
Debt financing costs	104	52
Gain on sale of investments	—	(7,093)
Changes in operating assets and liabilities:
Increase in receivables	(13,635)	(9,048)
Decrease in inventories and other	618	1,328
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(6,471)	(4,782)
Decrease in pension, postretirement and postemployment benefit obligations	(1,602)	(873)
Change in income taxes receivable or payable	7,453	10,874
Other, net	(359)	(536)
Net cash provided by operating activities of continuing operations	11,993	18,581
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(2,295)	(2,068)
Proceeds from sales of assets	132	7,215
Distributions less than earnings of TNI	(474)	(954)
Other, net	—	(114)
Net cash provided by (required for) investing activities of continuing operations	(2,637)	4,079
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(14,500)	(29,000)
Debt financing and reorganization costs paid	(2)	—
Common stock transactions, net	239	6
Net cash required for financing activities of continuing operations	(14,263)	(28,994)
Net cash provided by discontinued operations:
Investing activities	—	12,698
Net (increase) decrease in cash and cash equivalents	(4,907)	6,364
Cash and cash equivalents:
Beginning of period	17,562	13,920
End of period	12,655	20,284

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 29, 2013 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 29, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 2.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2014”, “2013” and the like refer to the fiscal years ended the last Sunday in September.

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

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

13 Weeks Ended
(Thousands of Dollars)	December 30 2012

Operating revenue	804
Costs and expenses	(998)
Gain on sale of the North County Times	1,800
Gain from discontinued operations, before income taxes	1,606
Income tax expense	560
Net gain	1,046

3INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising, and subscription activities of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspapers and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended	14 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012

Operating revenue	16,072	17,544
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,371	13,637
Workforce adjustments	(87)	—
Operating income	3,788	3,907
Company's 50% share of operating income	1,894	1,954
Less amortization of intangible assets	105	181
Equity in earnings of TNI	1,789	1,773

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $8,000 and $(168,000) in the 13 weeks ended December 29, 2013 and in the 14 weeks ended December 30, 2012, respectively.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending December 2014, December 2015, December 2016, December 2017 and in the 53 week period ending December 2018.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012

Operating revenue	17,312	18,558
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,259	14,049
Depreciation and amortization	398	383
Operating income	3,655	4,126
Net income	2,259	2,543
Equity in earnings of MNI	1,130	1,272

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 29 2013

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 29 2013	September 29 2013

Nonamortized intangible assets:
Mastheads	27,038	27,038
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,732	686,732
Less accumulated amortization	478,480	471,589
	208,252	215,143
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,522	28,521
	2	3
	235,292	242,184

Annual amortization of intangible assets for the 52 week periods ending December 2014, December 2015, December 2016, December 2017 and the 53 week period ending December 2018 is estimated to be $27,581,000, $26,904,000, $25,745,000, $22,908,000 and $16,653,000, respectively.

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

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At December 29, 2013, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At December 29, 2013, the balance outstanding under the term loan is $603,000,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2014 payments made, or required to be made for the remainder of the year, under the 1st Lien Agreement, are summarized as follows:

	13 Weeks Ended	13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	3,375	3,375
Voluntary	3,350	—	—	—
Asset sales	150	—	—	—
Excess cash flow	—	—	—	—
	6,500	3,000	3,375	3,375

2013 payments made under the 1st Lien Agreement are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	2,260	6,000
Asset sales	7,750	—	240	—
Excess cash flow	—	—	—	—
	20,000	17,850	5,500	9,000

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. These financial covenants include a maximum total leverage ratio, as defined. The total leverage ratio is designed to assess the leverage of the Company, excluding Pulitzer, and does not reflect our overall leverage position due to the lower leverage of Pulitzer. It is based primarily on the sum of the principal amount of debt under the 1st Lien Agreement, plus debt under the 2nd Lien Agreement, as discussed more fully below, which totals $778,000,000 at December 29, 2013, plus letters of credit and certain other factors, divided by a measure of trailing 12 month operating results, which includes distributions from MNI and other elements, but excludes the operating results of Pulitzer.

Our actual total leverage ratio at December 29, 2013 under the 1st Lien Agreement was 6.22:1. Our maximum total leverage ratio covenant will decrease, in stages, from 9.9:1 at December 29, 2013 to 9.1:1 in December 2015. On a consolidated basis, using the definitions in the 1st Lien Agreement, our leverage ratio is 5.02:1 at December 29, 2013.  This consolidated measure is not the subject of a covenant in any of our debt agreements.

The 1st Lien Agreement also includes a minimum interest expense coverage ratio, as defined, which is based on the sum of interest expense, as defined, incurred under the 1st Lien Agreement and 2nd Lien Agreement, divided by the same measure of trailing 12 month operating results discussed above. The interest expense coverage ratio is similarly designed to assess the interest coverage of the Company, excluding Pulitzer, and does not reflect our overall interest coverage position. Our actual interest expense coverage ratio at December 29, 2013 was 1.71:1. Our minimum interest expense coverage ratio covenant is 1.08:1 at December 29, 2013.

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

The 2nd Lien Agreement bears interest at 15.0% per annum, payable quarterly.

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

Subsequent Event

In January 2014, we reached an agreement to refinance the 2nd Lien Agreement with a new $200,000,000 facility (the “New 2nd Lien Agreement”). The size of the facility may be reduced by up to $75,000,000 with the proceeds of a refinancing of the 1st Lien Agreement. The New 2nd Lien Agreement, which is subject to customary closing conditions, will bear interest at 12.0% per annum, payable quarterly, and mature in December 2022. Collateral under the New 2nd Lien Agreement will be substantially identical to the existing facility.

Under the New 2nd Lien Agreement, excess cash flows of Pulitzer may be used, first, to reduce the outstanding amount of the New Pulitzer Notes, second, to pay obligations under the New 2nd Lien Agreement, and third, for a three year period, to pay amounts under the 1st Lien Agreement. Voluntary prepayments under the New 2nd Lien Agreement otherwise will be subject to call premiums that step down to zero over a five-year period. Collateral under the new agreement will be substantially identical to the existing 2nd Lien Agreement.

In conjunction with the closing of the New 2nd Lien Agreement, the lenders will receive warrants for the purchase of 6,000,000 shares of our Common Stock, which represents approximately 10.1% of shares outstanding on a fully diluted basis. The exercise price of the warrants will be the lower of (1) $4.19 or (2) the volume-weighted average trading price of our Common Stock for the ten days prior to closing.

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

Principal Payments

At December 29, 2013, the balance of the New Pulitzer Notes is $55,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2014 payments made, or required to be made for the remainder of the year, under the New Pulitzer Notes are summarized below.

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	—	—	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	—	—	—

2013 payments made under the New Pulitzer Notes or Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	17,000
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	17,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,800,000 beginning December 29, 2013), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at December 29, 2013 is $45,237,000. The determination of this amount is not the same as the comparable amount under the 1st Lien Agreement.

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

Amortization of the present value adjustment and other costs totaled $6,681,000 in 2013. Amortization of such costs is estimated to total $4,779,000 in 2014, $4,742,000 in 2015, $2,297,000 in 2016 and $1,125,000 in 2017 before accounting for the New 2nd Lien Agreement.

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485
Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 29 2013	September 29 2013	December 29 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	603,000	609,500	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	55,000	63,000	9.00
Pulitzer Notes	—	—
Unamortized present value adjustment	(11,745)	(12,942)
	821,255	834,558
Less current maturities of long-term debt	13,925	19,150
Current amount of present value adjustment	(4,779)	(4,779)
Total long-term debt	812,109	820,187

At December 29, 2013, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $9,750,000 for the remainder of 2014 and are estimated to total $19,900,000 in 2015, $586,150,000 in 2016 and $217,200,000 in 2017.

Liquidity

At December 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at December 29, 2013 totals $42,598,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity.

At December 29, 2013, the principal amount of our outstanding debt totals $833,000,000.

We expect to refinance amounts outstanding under our debt agreements on or before their respective maturity dates with other loans, debt securities or equity securities, in privately negotiated transactions (including exchanges), or public offerings. The timing of such refinancing will depend on many factors, including market conditions, our liquidity requirements, our debt maturity profile, and contractual restrictions. We continuously monitor the credit and equity markets for refinancing opportunities, and have ongoing relationships with experts in debt and equity financing to assist us. As noted above, we recently reached an agreement to refinance the 2nd Lien Agreement with new $200,000,000 facility maturing in December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 29, 2013.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012

Service cost for benefits earned during the period	39	54
Interest cost on projected benefit obligation	1,999	1,882
Expected return on plan assets	(2,483)	(2,459)
Amortization of net loss	106	572
Amortization of prior service benefit	(34)	(34)
	(373)	15

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012

Service cost for benefits earned during the period	149	182
Interest cost on projected benefit obligation	228	281
Expected return on plan assets	(371)	(368)
Amortization of net gain	(455)	(331)
Amortization of prior service benefit	(365)	(365)
	(814)	(601)

Amortization of net gains (losses) and prior service benefits are recorded as Compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on our forecast at December 29, 2013, we expect to contribute $1,400,000 to our pension plans for the remainder of 2014. Based on our forecast at December 29, 2013, we do not expect to contribute to our postretirement plans for the remainder of 2014.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended
(Percent of Income Before Income Taxes)	December 29 2013	December 30 2012

Computed “expected” income tax expense	35.0	35.0
State income taxes, net of federal tax effect	3.4	3.4
Dividends received deductions and credits	(2.6)	(5.2)
Valuation allowance	(0.9)	4.8
Resolution of tax matters	1.9	1.2
Deferred income tax rate adjustments	—	—
Other	1.1	1.7
	37.9	40.9

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, tax credit carryforwards, and the tax basis in other assets in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes.  The reduction in the basis of certain assets also resulted in reduced  depreciation and amortization expense for income tax purposes, beginning in 2013.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 29 2013	December 30 2012

Income attributable to Lee Enterprises, Incorporated:
Continuing operations	11,892	13,534
Discontinued operations	—	1,046
	11,892	14,580
Weighted average common shares	52,886	52,294
Less weighted average restricted Common Stock	805	500
Basic average common shares	52,081	51,794
Dilutive stock options and restricted Common Stock	1,178	60
Diluted average common shares	53,259	51,854
Earnings per common share:
Basic:
Continuing operations	0.23	0.26
Discontinued operations	—	0.02
	0.23	0.28
Diluted:
Continuing operations	0.22	0.26
Discontinued operations	—	0.02
	0.22	0.28

For the 13 weeks ended December 29, 2013 and December 30, 2012, we had 101,000 and 3,036,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the stock option exercise price was in excess of the fair market value of our Common Stock.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 29, 2013 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2013	2,769	2.94
Granted	15	2.99
Exercised	(114)	2.09
Cancelled	(42)	14.85
Outstanding, December 29, 2013	2,628	2.79	7.2	4,347

Exercisable, December 29, 2013	1,647	3.73	6.5	2,117

Total unrecognized compensation expense for unvested stock options as of December 29, 2013 is $684,000, which will be recognized over a weighted average period of 1.4 years.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 13 weeks ended December 29, 2013.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2013	500	1.31
Granted	801	3.61
Outstanding, December 29, 2013	1,301	2.73
Total unrecognized compensation expense for unvested restricted Common Stock at December 29, 2013 is $3,140,000, which will be recognized over a weighted average period of 2.4 years.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt cannot be determined as an active market for such debt does not exist. Our fixed rate debt at December 29, 2013 consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $55,000,000 principal amount of New Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by a small group of investors and Berkshire, respectively. At December 29, 2013, we estimate the fair value of debt under the 2nd Lien Agreement to be approximately $176,750,000, the amount at which it will be redeemed when refinanced in 2014. We are unable, as of December 29, 2013, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Redemption of PD LLC Minority Interest

In February 2009, in conjunction with the Notes Amendment, PD LLC redeemed the 5% interest in PD LLC and STL Distribution Services LLC ("DS LLC") owned by The Herald Publishing Company, LLC ("Herald") pursuant to a Redemption Agreement and adopted conforming amendments to the Operating Agreement. As a result, the value of Herald's former interest (the “Herald Value”) was to be settled, based on a calculation of 10% of the fair market value of PD LLC and DS LLC at the time of settlement, less the balance, as adjusted, of the Pulitzer Notes or the equivalent successor debt, if any. We recorded a liability of $2,300,000 in 2009 as an estimate of the amount of the Herald Value to be disbursed. In 2011, we reduced the liability related to the Herald Value to $300,000 based on the current estimate of fair value.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the remaining claims in the action, which are not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

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

13    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2013, the Financial Accounting Standards Board issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 29, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2013 Annual Report on Form 10-K.

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

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization and impairment charges, minus equity in earnings of associated companies. Operating Cash Flow Margin is defined as operating cash flow divided by operating revenue.

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

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 29 2013	December 30 2012	December 29 2013

Operating income (loss)	40,202	39,517	(56,634)
Equity in earnings of associated companies	(2,919)	(3,045)	(8,559)
Depreciation and amortization	12,034	15,041	52,630
Impairment of intangible and other assets	—	—	171,094
Operating cash flow	49,317	51,513	158,531
Ownership share of TNI EBITDA (50%)	1,894	1,954	5,737
Ownership share of MNI EBITDA (50%)	2,027	2,255	5,753
Stock compensation	264	368	1,157
Adjusted EBITDA	53,502	56,090	171,178
Ownership share of associated companies EBITDA (50%)	(3,921)	(4,209)	(11,490)
Distributions from associated companies	2,815	2,070	12,143
Capital expenditures	(2,295)	(2,068)	(9,967)
Pension contributions	—	—	(6,016)
Cash income tax refunds (paid)	(14)	(240)	9,352
Unlevered free cash flow	50,087	51,643	165,200
Financial income	120	80	340
Interest expense settled in cash	(19,628)	(21,846)	(81,794)
Debt financing and reorganization costs paid	(2)	—	(1,073)
Free cash flow	30,577	29,877	82,673

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements, included herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2013, the FASB issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

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

Our platforms include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.2 million and 1.6 million, respectively, for the 13 weeks ended December 29, 2013, read by nearly four million people in print;

•	Websites, mobile and tablet products in all of our markets that complement our newspapers and attracted 25.6 million unique visitors in December 2013, with 209.7 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of December 2013, the unemployment rate in seven of our top ten markets by revenue was lower than the national average. Among all Lee markets, seven ranked among the top 25 markets nationwide with the lowest unemployment rates. We believe that all of these factors have had a positive impact on advertising revenue.

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

Table of Contents

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

At December 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at December 29, 2013 totals $42,598,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity.

At December 29, 2013, the principal amount of our outstanding debt totals $833,000,000. For the last twelve months ending December 29, 2013 , the principal amount of our debt, net of cash, is 4.8 times our Adjusted EBITDA, compared to a ratio of 5.5 at December 30, 2012.

As discussed more fully in Note 5 to the Consolidated Financial Statements, included herein, we recently reached an agreement to refinance the 2nd Lien Agreement with a new $200,000,000 facility maturing in December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 29, 2013.

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

13 WEEKS ENDED DECEMBER 29, 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 29 2013	December 30 2012	Percent Change

Advertising and marketing services revenue:
Retail	80,103	83,207	(3.7)
Classified:
Employment	7,209	7,683	(6.2)
Automotive	8,129	9,318	(12.8)
Real estate	4,419	4,652	(5.0)
All other	10,453	11,633	(10.1)
Total classified	30,210	33,286	(9.2)
National	7,517	7,794	(3.6)
Niche publications and other	4,561	4,612	(1.1)
Total advertising and marketing services revenue	122,391	128,899	(5.0)
Subscription	45,550	46,056	(1.1)
Commercial printing	3,032	3,302	(8.2)
Digital services and other	6,412	6,399	0.2
Total operating revenue	177,385	184,656	(3.9)
Operating expenses:
Compensation	62,142	65,955	(5.8)
Newsprint and ink	10,562	12,174	(13.2)
Other operating expenses	55,157	54,211	1.7
Workforce adjustments	207	803	(74.2)
	128,068	133,143	(3.8)
Operating cash flow	49,317	51,513	(4.3)
Depreciation and amortization	12,034	15,041	(20.0)
Equity in earnings of associated companies	2,919	3,045	(4.1)
Operating income	40,202	39,517	1.7
Non-operating expense, net	(20,717)	(16,426)	26.1
Income from continuing operations before income taxes	19,485	23,091	(15.6)
Income tax expense	7,383	9,439	(21.8)
Income from continuing operations	12,102	13,652	(11.4)
Discontinued operations, net of income taxes	—	1,046	NM
Net income	12,102	14,698	(17.7)
Net income attributable to non-controlling interests	(210)	(118)	78.0
Income attributable to Lee Enterprises, Incorporated	11,892	14,580	(18.4)
Other comprehensive loss, net of income taxes	(441)	(93)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	11,451	14,487	(21.0)
Income from continuing operations attributable to Lee Enterprises, Incorporated	11,892	13,534	(12.1)
Income per common share:
Basic	0.23	0.28	(17.9)
Diluted	0.22	0.28	(21.4)

References to the "2014 Quarter" refer to the 13 weeks ended December 29, 2013. Similarly, references to the "2013 Quarter" refer to the 13 weeks ended December 30, 2012.

Total operating revenue decreased $7,271,000, or 3.9%, in the 2014 Quarter, compared to the 2013 Quarter.

Advertising and Marketing Services Revenue

In the 2014 Quarter, advertising and marketing services revenue decreased $6,508,000, or 5.0%, compared to the 2013 Quarter. Retail advertising decreased 3.7%. Retail preprint insertion revenue increased 0.2%. Digital retail advertising on a stand-alone basis increased 4.7%, partially offsetting print declines.

Classified revenue decreased 9.2% in the 2014 Quarter. Employment revenue decreased 6.2% while automotive advertising decreased 12.8%, real estate decreased 5.0% and other classified decreased 10.1%. Digital classified revenue on a stand-alone basis increased 2.4%, partially offsetting print declines.

National advertising decreased $277,000, or 3.6%. Digital national advertising on a stand-alone basis increased 175.5%. Advertising in niche publications and other decreased 1.1%.

On a stand-alone basis, digital advertising and marketing services revenue increased 9.8% in the 2014 Quarter, representing 15.2% of total advertising and marketing services revenue. Total digital revenue for the 2014 Quarter, including advertising, subscription and all other digital business, totaled $21.6 million, an increase of 12.7% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 7.3%.

Subscription and Other Revenue

Subscription revenue decreased $506,000, or 1.1%, in the 2014 Quarter due to decreases in print subscribers, which were partially offset by price increases and increases in digital subscribers.

Our unaudited, average daily circulation, including TNI, MNI and digital subscribers, decreased 4.3% and Sunday circulation increased 10.6% in the 2014 Quarter compared to the 2013 Quarter due to increases in branded editions.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 25.6 million unique visitors in the month of December 2013, an increase of 19.9% from a year ago, with 209.7 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $270,000, or 8.2%, in the 2014 Quarter. Digital services and other revenue increased $13,000, or 0.2%, in the 2014 Quarter.

Operating Expenses

Operating expenses other than depreciation, amortization and unusual matters decreased $4,479,000, or 3.4%, in the 2014 Quarter.

Compensation expense decreased $3,813,000, or 5.8%, in the 2014 Quarter, driven by a decline in average full-time equivalent employees of 5.9%.

Newsprint and ink costs decreased $1,612,000, or 13.2%, in the 2014 Quarter, primarily as a result of a reduction in newsprint volume of 10.1%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $946,000, or 1.7%, in the 2014 Quarter due primarily to new products and the impact of outsourcing, which generally reduces compensation costs but increases other operating expenses.

Reductions in staffing resulted in workforce adjustment costs totaling $207,000 and $803,000 in the 2014 Quarter and 2013 Quarter, respectively.

For the full year, 2014 cash costs are expected to decrease 0.5-1.5%, excluding the impact of circulation-related expense reclassification as a result of moving to fee-for-service delivery contracts at several newspapers. The reclassification will increase both revenue and operating expenses beginning in the June 2014 quarter, with no impact on operating cash flow or operating income.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 4.3%, to $49,317,000, in the 2014 Quarter compared to $51,513,000 in the 2013 Quarter. Operating cash flow margin decreased to 27.8% from 27.9% a year ago, reflecting a smaller percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $346,000, or 6.3%, in the 2014 Quarter. Amortization expense decreased $2,661,000, or 27.9%, in the 2014 Quarter due to the impairments recorded in 2013.

Equity in earnings in associated companies decreased $126,000 in the 2014 Quarter.

The factors noted above resulted in operating income of $40,202,000 in the 2014 Quarter compared to $39,517,000 in the 2013 Quarter. Operating income margin increased to 22.7% from 21.4% a year ago.

Nonoperating Income and Expense

Interest expense decreased $2,639,000, or 11.2%, to $20,827,000 in the 2014 Quarter due to lower debt balances and refinancing of the Pulitzer Notes. Our weighted average cost of debt was 9.2% at the end of the 2014 Quarter. Interest expense in the 2014 Quarter includes $1,198,000 of non-cash amortization of a present value adjustment of debt compared to $1,358,000 in the 2013 Quarter.

Absent a significant increase in LIBOR, we expect interest expense to continue to decline due to lower debt balances, which decreased $14,500,000 in the 2014 Quarter and $83,900,000 in the last twelve months, and the lower interest rate on the New Pulitzer Notes.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income.

Overall Results

We recognized income tax expense of 37.9% of income from continuing operations before income taxes in the 2014 Quarter and 40.9% in the 2013 Quarter. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $11,892,000 in the 2014 Quarter compared to $14,580,000 in the 2013 Quarter. We recorded earnings per diluted common share of $0.22 in the 2014 Quarter and $0.28 in the 2013 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.24 in the 2014 Quarter, compared to $0.20 in the 2013 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 29 2013		December 30 2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	11,892	0.22	14,580	0.28
Adjustments:
Gain on sale of investment, net	—		(6,909)
Debt financing and reorganization costs	104		47
Amortization of debt present value adjustment	1,198		1,358
Other, net	163		1,066
	1,465		(4,438)
Income tax effect of adjustments, net	(512)		1,553
	953	0.02	(2,885)	(0.06)
Unusual matters related to discontinued operations	—	—	(1,167)	(0.02)
Income attributable to Lee Enterprises, Incorporated, as adjusted	12,845	0.24	10,528	0.20

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $11,993,000 in the 2014 Quarter and $18,581,000 in the 2013 Quarter. We recorded net income of $12,102,000 in the 2014 Quarter and $14,698,000 in the 2013 Quarter. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities of continuing operations in the 2014 Quarter.

Investing Activities

Cash required for investing activities of continuing operations totaled $2,637,000 in the 2014 Quarter compared to cash provided by investing activities of $4,079,000 in the 2013 Quarter. Capital spending totaled $2,295,000 in the 2014 Quarter and $2,068,000 in the 2013 Quarter. We received $132,000 from sales of assets in the 2014 Quarter compared to $7,215,000 in the 2013 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2014, and other requirements, will be available from internally generated funds or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $14,263,000 in the 2014 Quarter and $28,994,000 in the 2013 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2014 Quarter and 2013 Quarter.

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

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 29 2013	September 29 2013	December 29 2013

Revolving credit facility	—	—	6.75
1st Lien Agreement	603,000	609,500	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	55,000	63,000	9.00
Unamortized present value adjustment	(11,745)	(12,942)
	821,255	834,558
Less current maturities of debt	13,925	19,150
Current amount of present value adjustment	(4,779)	(4,779)
Total long-term debt	812,109	820,187

At December 29, 2013, our weighted average cost of debt was 9.2%.

Aggregate maturities of debt total $9,750,000 for the remainder of 2014 and are estimated to total $19,900,000 in 2015, $586,150,000 in 2016 and $217,200,000 in 2017.

Liquidity

At December 29, 2013, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at December 29, 2013 totals $42,598,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity.

At December 29, 2013, the principal amount of our outstanding debt totals $833,000,000. For the last twelve months ending December 29, 2013 , the principal amount of our debt, net of cash, is 4.8 times our Adjusted EBITDA, compared to a ratio of 5.5 at December 30, 2012.

We expect to refinance amounts outstanding under our debt agreements on or before their respective maturity dates with other loans, debt securities or equity securities, in privately negotiated transactions (including exchanges), or public offerings. The timing of such refinancing will depend on many factors, including market conditions, our liquidity requirements, our debt maturity profile, and contractual restrictions. We continuously monitor the credit and equity markets for refinancing opportunities, and have ongoing relationships with experts in debt and equity financing to assist us. As discussed more fully in Note 5 to the Consolidated Financial Statements, included herein, we recently reached an agreement to refinance the 2nd Lien Agreement with new $200,000,000 facility maturing in December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at December 29, 2013.

In 2014, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has not been declared effective. The Shelf will give us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities must be used generally to reduce debt.

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

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $6,030,000, based on $603,000,000 of floating rate debt outstanding at December 29, 2013.

Our debt under the 1st Lien Agreement is subject to minimum interest rate levels of 1.25%. Based on the difference between interest rates in December 2013 and our 1.25% minimum rate, LIBOR would need to increase approximately 90 basis points for six month borrowing up to approximately 109 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At December 29, 2013, approximately 72.4% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk.

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

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of the 2nd Lien Agreement and the New Pulitzer Notes, neither of which are traded on an active market and are held by a small group of investors and Berkshire. We are unable, as of December 29, 2013, to measure the maximum potential impact on fair value of fixed rate debt from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs seek relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. The Company denies the allegations of employee status, consistent with our past practices and industry standards, and will continue to vigorously contest the remaining claims in the action, which are not covered by insurance. At this time we are unable to predict whether the ultimate economic outcome, if any, could have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 7, 2014
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)