Form 10-Q
period 2014-03-30
LEE ENTERPRISES, INC
filed 2014-05-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 30, 2014

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of April 30, 2014, 53,596,041 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2014", "2013" and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are our ability to generate cash flows and maintain liquidity sufficient to service our debt, comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary, to refinance our debt as it comes due, or that the warrants issued in our refinancing will not be exercised.

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

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “project”, “estimate”, “consider” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 30 2014	September 29 2013

ASSETS

Current assets:
Cash and cash equivalents	14,878	17,562
Accounts receivable, net	61,319	63,215
Income taxes receivable	—	6,634
Inventories	7,428	6,409
Deferred income taxes	2,017	2,017
Other	7,898	8,488
Total current assets	93,540	104,325
Investments:
Associated companies	38,692	39,489
Other	10,978	10,558
Total investments	49,670	50,047
Property and equipment:
Land and improvements	23,568	23,626
Buildings and improvements	184,843	184,838
Equipment	296,344	299,828
Construction in process	3,618	2,868
	508,373	511,160
Less accumulated depreciation	345,164	342,247
Property and equipment, net	163,209	168,913
Goodwill	243,729	243,729
Other intangible assets, net	228,375	242,184
Postretirement assets, net	15,403	14,956
Other	3,356	3,551

Total assets	797,282	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 30 2014	September 29 2013

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	11,112	14,371
Accounts payable	20,599	22,448
Compensation and other accrued liabilities	24,373	28,493
Accrued interest	1,773	9,074
Income taxes payable	1,607	—
Unearned revenue	33,268	32,605
Total current liabilities	92,732	106,991
Long-term debt, net of current maturities	791,339	820,187
Pension obligations	29,025	30,583
Postretirement and postemployment benefit obligations	7,549	7,253
Deferred income taxes	20,672	21,224
Income taxes payable	5,727	5,257
Other	5,818	5,900
Total liabilities	952,862	997,395
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	536	524
March 30, 2014; 53,596 shares;
September 29, 2013; 52,434 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	244,083	242,537
Accumulated deficit	(407,699)	(421,077)
Accumulated other comprehensive income	6,783	7,666
Total stockholders' deficit	(156,297)	(170,350)
Non-controlling interests	717	660
Total deficit	(155,580)	(169,690)
Total liabilities and deficit	797,282	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Operating revenue:
Advertising and marketing services	102,719	107,382	225,110	236,281
Subscription	42,098	43,970	87,648	90,026
Other	9,276	9,251	18,720	18,951
Total operating revenue	154,093	160,603	331,478	345,258
Operating expenses:
Compensation	59,071	64,209	121,212	130,165
Newsprint and ink	9,334	10,712	19,895	22,886
Other operating expenses	52,712	53,259	107,870	107,470
Depreciation	5,135	5,294	10,411	10,796
Amortization of intangible assets	6,916	9,539	13,809	19,093
Loss (gain) on sales of assets, net	(1,501)	150	(1,635)	135
Workforce adjustments	299	512	506	1,315
Total operating expenses	131,966	143,675	272,068	291,860
Equity in earnings of associated companies	1,593	1,733	4,512	4,778
Operating income	23,720	18,661	63,922	58,176
Non-operating income (expense):
Financial income	101	5	221	85
Interest expense	(20,552)	(22,933)	(41,379)	(46,399)
Debt financing costs	(99)	(42)	(203)	(89)
Other, net	27	(61)	121	6,946
Total non-operating expense, net	(20,523)	(23,031)	(41,240)	(39,457)
Income (loss) before income taxes	3,197	(4,370)	22,682	18,719
Income tax expense (benefit)	1,492	(808)	8,875	8,640
Income (loss) from continuing operations	1,705	(3,562)	13,807	10,079
Discontinued operations, net of income taxes	—	(2,293)	—	(1,247)
Net income (loss)	1,705	(5,855)	13,807	8,832
Net income attributable to non-controlling interests	(219)	(140)	(429)	(257)
Income (loss) attributable to Lee Enterprises, Incorporated	1,486	(5,995)	13,378	8,575
Other comprehensive loss, net of income taxes	(442)	(93)	(883)	(187)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,044	(6,088)	12,495	8,388
Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	1,486	(3,702)	13,378	9,822
Earnings (loss) per common share:
Basic:
Continuing operations	0.03	(0.07)	0.26	0.19
Discontinued operations	—	(0.04)	—	(0.02)
	0.03	(0.12)	0.26	0.17
Diluted:
Continuing operations	0.03	(0.07)	0.25	0.19
Discontinued operations	—	(0.04)	—	(0.02)
	0.03	(0.12)	0.25	0.17
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013

Cash provided by operating activities:
Net income	13,807	8,832
Results of discontinued operations	—	(1,247)
Income from continuing operations	13,807	10,079
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	24,220	29,889
Loss (gain) on sale of assets, net	(1,635)	135
Amortization of debt present value adjustment	2,394	2,715
Stock compensation expense	684	732
Distributions greater than earnings of MNI	1,309	369
Deferred income tax expense (benefit)	62	(3,515)
Debt financing costs	175	73
Gain on sale of investments	—	(7,093)
Changes in operating assets and liabilities:
Decrease in receivables	1,896	6,180
Decrease (increase) in inventories and other	(559)	1,523
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(12,607)	(4,752)
Decrease in pension, postretirement and postemployment benefit obligations	(3,205)	(1,632)
Change in income taxes receivable or payable	8,711	11,822
Other, net	(507)	(1,237)
Net cash provided by operating activities of continuing operations	34,745	45,288
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(4,895)	(4,699)
Proceeds from sales of assets	2,170	7,231
Distributions less than earnings of TNI	(511)	(362)
Other, net	—	(125)
Net cash provided by (required for) investing activities of continuing operations	(3,236)	2,045
Cash provided by (required for) financing activities of continuing operations:
Payments on long-term debt	(34,500)	(52,850)
Debt financing costs paid	(268)	(100)
Common stock transactions, net	575	6
Net cash required for financing activities of continuing operations	(34,193)	(52,944)
Net cash provided by (required for) discontinued operations:
Operating activities	—	(552)
Investing activities	—	14,689
Net increase (decrease) in cash and cash equivalents	(2,684)	8,526
Cash and cash equivalents:
Beginning of period	17,562	13,920
End of period	14,878	22,446

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 30, 2014 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. As a result, “fresh start” accounting was not utilized.

In May 2013, we refinanced a portion of our debt, extending the maturity to April 2017. On March 31, 2014, we refinanced all of our remaining debt, extending the related maturity dates to March 2019, March 2022 or December 2022. See Notes 5 and 12.

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

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

	13 Weeks Ended	26 Weeks Ended
(Thousands of Dollars)	March 31 2013	March 31 2013

Operating revenue	517	1,321
Costs and expenses	(698)	(1,697)
Gain on sale of the North County Times	—	1,800
Loss on sale of The Garden Island	(3,340)	(3,340)
Gain from discontinued operations, before income taxes	(3,521)	(1,916)
Income tax expense	(1,228)	(669)
Net loss	(2,293)	(1,247)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Operating revenue	15,065	15,922	31,137	33,466
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,297	13,114	24,667	26,751
Workforce adjustments	—	—	(87)	—
Operating income	2,768	2,808	6,557	6,715
Company's 50% share of operating income	1,384	1,404	3,279	3,358
Less amortization of intangible assets	104	181	209	361
Equity in earnings of TNI	1,280	1,223	3,070	2,997

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(41,000) and $(108,000) in the 13 weeks ended March 30, 2014 and March 31, 2013, respectively, $(34,000) in the 26 weeks ended March 30, 2014, and $(276,000) in the 27 weeks ended March 31, 2013.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending March 2015, March 2016, March 2017, the 53 week period ending March 2018 and in the 52 week period ending March 2019.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Operating revenue	16,119	15,474	33,432	34,038
Operating expenses, excluding workforce adjustments, depreciation and amortization	14,597	13,628	27,856	27,677
Workforce adjustments	229	(11)	229	(11)
Depreciation and amortization	398	381	794	764
Operating income	895	1,476	4,553	5,608
Net income	625	952	2,885	3,495
Equity in earnings of MNI	313	510	1,442	1,781

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 30 2014

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 30 2014	September 29 2013

Nonamortized intangible assets:
Mastheads	27,038	27,038
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,732	686,732
Less accumulated amortization	485,397	471,589
	201,335	215,143
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,522	28,521
	2	3
	228,375	242,184

Annual amortization of intangible assets for the 52 week periods ending March 2015, March 2016, March 2017, the 53 week period ending March 2018 and the 52 week period ending March 2019, is estimated to be $27,543,000, $26,625,000, $25,428,000, $20,788,000 and $16,546,000, respectively.

5	DEBT

As discussed more fully below (and certain capitalized terms used below defined), in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders ("Lenders"). We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes. On March 31, 2014, subsequent to the end of the quarter, we refinanced all of our other debt. The following description of the 1st Lien Agreement and the 2nd Lien Agreement is related to such debt as it existed at the end of the quarter, prior to the refinancing.

1st Lien Agreement

In January 2012, we entered into a credit agreement (the “1st Lien Agreement”) with a syndicate of lenders (the “1st Lien Lenders”). The 1st Lien Agreement consists of a term loan of $689,510,000, and a new $40,000,000 revolving credit facility under which we have not drawn. The revolving credit facility also supports issuance of letters of credit.

Interest Payments

Debt under the 1st Lien Agreement bears interest, at our option, at either a base rate or an adjusted Eurodollar rate (“LIBOR”), plus an applicable margin. The base rate for the facility is the greater of (a) the prime lending rate of Deutsche Bank Trust Company Americas at such time; (b) 0.5% in excess of the overnight federal funds rate at such time; or (c) 30 day LIBOR plus 1.0%. LIBOR loans are subject to a minimum rate of 1.25%. The applicable margin for term loan base rate loans is 5.25%, and 6.25% for LIBOR loans. The applicable margin for revolving credit facility base rate loans is 4.5%, and is 5.5% for LIBOR loans. At March 30, 2014, all borrowing under the 1st Lien Agreement is based on LIBOR at a total rate of 7.5%.

Principal Payments

At March 30, 2014, the balance outstanding under the term loan is $593,000,000. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Agreement at any time, in whole or in part, without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

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

2014 payments made, or required to be made for the remainder of the year, under the 1st Lien Agreement, are summarized as follows:

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	3,375	3,375
Voluntary	3,350	5,500	—	—
Asset sales	150	—	—	—
Excess cash flow	—	1,500	—	—
	6,500	10,000	3,375	3,375

2013 payments made under the 1st Lien Agreement are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	2,260	6,000
Asset sales	7,750	—	240	—
Excess cash flow	—	—	—	—
	20,000	17,850	5,500	9,000

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

Covenants and Other Matters

The 1st Lien Agreement contains customary affirmative and negative covenants for financing of its type. Due to the refinancing on March 31, 2014, compliance with such covenants was not required for the 13 weeks ended March 30, 2014.

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

From January 30, 2013 until January 30, 2014, the 2nd Lien Agreement could have been redeemed at 102% of the principal amount, at 101% thereafter until January 30, 2015 and at 100% thereafter until the April 2017 final maturity. Terms of the 1st Lien Agreement also restrict principal payments under the 2nd Lien Agreement.

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

Debt Refinancing as of March 31, 2014 - Subsequent Event

On March 31, 2014, we completed a comprehensive refinancing of our debt, which includes the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes due 2022 (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”) among the Company, certain subsidiaries party thereto from time to time (the “Subsidiary Guarantors”), U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent;

•
$250,000,000 first lien term loan and $40,000,000 revolving facility under a First Lien Credit Agreement dated as of March 31, 2014 (the “New 1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “New 1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “New 2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “New 2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

The Notes, New 1st Lien Credit Facility and New 2nd Lien Term Loan enabled us to repay in full all amounts outstanding under, including accrued interest, and terminate, on March 31, 2014: (i) the remaining principal balance of $593,000,000 under the 1st Lien Agreement, and related subsidiary guaranty, security and pledge agreements, intercompany subordination and intercreditor agreements; and (ii) the remaining principal balance of $175,000,000 under the 2nd Lien Agreement, and related subsidiary guaranty, security and pledge agreements and intercreditor agreement. We also used the proceeds of the refinancing to pay fees and expenses related to the refinancing.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. The Notes require payment of interest semiannually on March 15 and September 15 of each year, at an annual rate of 9.5%. Interest on the Notes accrues from March 31, 2014 and the first interest payment date is due September 15, 2014. The Notes were sold pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

We may redeem some or all of the Notes at any time on or after March 15, 2018 at the redemption prices described in the Indenture. We may also redeem up to 35% of the Notes prior to March 15, 2017 using the proceeds of certain future equity offerings. The Notes have customary call protection provisions, as set forth in the Indenture. If we sell certain of our assets or experience specific kinds of changes of control, we must, subject to certain exceptions, offer to purchase the Notes.

The Notes are unconditionally guaranteed on a senior secured basis by each of our material domestic subsidiaries in which the Company holds a direct or indirect interest of more than 50% and which guaranty indebtedness for borrowed money, including the New 1st Lien Credit Facility. As of March 31, 2014, material domestic subsidiaries of the Company that are excluded from such subsidiary guarantee obligations under the Notes are (a)  MNI, (b) except as noted below, Pulitzer and its subsidiaries (collectively, the “Pulitzer Subsidiaries”), and (c) TNI.

At such time as the New Pulitzer Notes, as discussed more fully below, are satisfied, including any successor debt (the “Pulitzer Debt Satisfaction Date”), the Notes will also be guaranteed by Pulitzer and each Pulitzer Subsidiary that guarantees the indebtedness under the New 1st Lien Credit Facility or other borrowings incurred by the Company or any subsidiary guarantor.

The Notes and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations in the various agreements, by a lien on all property and assets of the Company and each subsidiary guarantor, other than any property and assets of MNI, Pulitzer, each Pulitzer Subsidiary and TNI (the “Lee Legacy Collateral”), on a first-priority basis, equally and ratably with all of the Company’s and the subsidiary guarantors’ existing and future obligations under the New 1st Lien Credit Facility, pursuant to a Security Agreement dated as of March 31, 2014 (the “Notes Security Agreement”) among the Company and the subsidiary guarantors (collectively, the “Notes Assignors”) and Deutsche Bank Trust Company Americas.

Certain of the Notes Assignors, separately, will grant first lien mortgages or deeds of trust, covering their material real estate and improvements for the benefit of the holders of the Notes.

Also, the Notes are secured, subject to certain exceptions, priorities and limitations in the various agreements, by first priority security interests in the stock and other equity interests owned by the Notes Assignors pursuant to the Notes Security Agreement.

Prior to the Pulitzer Debt Satisfaction Date, none of the property and assets of Pulitzer and the Pulitzer Subsidiaries (collectively, the “Pulitzer Collateral”) will be pledged to secure the Notes or the subsidiary guarantees. After the Pulitzer Debt Satisfaction Date, the Notes and the subsidiary guarantees will be secured, subject to permitted liens, by a lien on the Pulitzer Collateral owned by each of the Pulitzer Subsidiaries that become subsidiary guarantors on a second-priority basis, equally and ratably with all of the Company’s and the subsidiary guarantors’ existing and future obligations under the New 1st Lien Credit Facility and certain other indebtedness for borrowed money incurred by the Company or any subsidiary guarantor.

The Indenture contains certain of the restrictive covenants in the New 1st Lien Credit Facility described below and limitations on our use of the Pulitzer Subsidiaries’ cash flows. However, many of these covenants will cease to apply if the Notes are rated investment grade from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

The rights of the Notes Assignors with respect to the Lee Legacy Collateral are subject to:

•
A Pari Passu Intercreditor Agreement dated as of March 31, 2014 (the “Pari Passu Intercreditor Agreement”) among the Company, the other Grantors party thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas; and

•
A Junior Intercreditor Agreement dated as of March 31, 2014 (the “Junior Intercreditor Agreement”) among the Company, the other Grantors party hereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Deutsche Bank Trust Company Americas and Wilmington Trust, National Association.

New 1st Lien Credit Facility

The New 1st Lien Credit Facility consists of a $250,000,000 term loan facility (the “Term Loan”) and a $40,000,000 revolving credit facility (the “Revolving Facility”). The New 1st Lien Credit Facility documents the primary terms of both the Revolving Facility and the Term Loan. The Revolving Facility, which was not drawn on the Closing Date, may be used for working capital and general corporate purposes (including letters of credit).

The Term Loan has an original issue discount of 2.0%. Interest on the Term Loan accrues at either (at our option) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, and (iii) one month LIBOR plus 1.0%, plus 5.25% (with a base rate floor of 2.0%), and is payable quarterly, beginning in June 2014. Quarterly principal payments of $6,250,000 are required, with other payments made either voluntarily, based on excess cash flow or proceeds from asset sales. The Term Loan matures in March 2019. Concurrently with the issuance of the Term Loan, we also entered into the Revolving Facility that matures in December 2018. Interest on the Revolving Facility, when used, accrues at either (at our option) LIBOR plus 5.5%, or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, and (iii) one month LIBOR plus 1.0%, plus 4.5%. The Company may voluntarily prepay principal amounts outstanding or reduce commitments under the New 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

The New 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including maintenance of a maximum total leverage ratio, which only applies to the Revolving Facility. The New 1st Lien Credit Facility restricts us from paying dividends on our Common Stock, and generally restricts us from repurchasing Common Stock, unless in each case no default shall have occurred and we have satisfied certain financial measurements. Further, the New 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The New 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The New 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture, New 2nd Lien Term Loan and New Pulitzer Notes.
The New 1st Lien Credit Facility is secured, subject to certain priorities and limitations in the various agreements, by perfected security interests in substantially all the assets of the Company and guaranteed by the Subsidiary Guarantors (together with the Company, the “1st Lien Assignors”), pursuant to a First Lien Guarantee and

Collateral Agreement dated as of March 31, 2014 (the “1st Lien Guarantee and Collateral Agreement”) among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., on a first-priority basis, equally and ratably with all of the Company’s and the Subsidiary Guarantors’ existing and future obligations under the Notes. The 1st Lien Assignors’ pledged assets include, among other things, equipment, inventory, accounts receivables, depository accounts, intellectual property and certain of their other tangible and intangible assets (excluding the assets of Pulitzer, the Pulitzer Subsidiaries, TNI and MNI).

Under the New 1st Lien Credit Facility, certain of the 1st Lien Assignors, separately, will grant first lien mortgages or deeds of trust, covering certain real estate and improvements, to the 1st Lien Lenders (excluding the real estate of Pulitzer, Pulitzer Subsidiaries, TNI and MNI).

Also, the New 1st Lien Credit Facility is secured by a pledge of interests in all of the stock and other equity interests owned by the 1st Lien Assignors (excluding the capital stock and equity interests of or held by Pulitzer and the Pulitzer Subsidiaries, as well as the capital stock and equity interest of MNI and TNI, respectively).

The rights of the 1st Lien Assignors with respect to the Lee Legacy Collateral are subject to:

•	The Pari Passu Intercreditor Agreement;

•	The Junior Intercreditor Agreement; and

•
An Intercompany Subordination Agreement dated as of March 31, 2014 (the “1st Lien Intercompany Subordination Agreement”) among the Company, Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A.

New 2nd Lien Term Loan

The $150,000,000 New 2nd Lien Term Loan, bears interest at 12.0%, payable quarterly, and matures on December 15, 2022. There are no scheduled mandatory amortization payments required.

Under the New 2nd Lien Term Loan, cash flows of Pulitzer and the Pulitzer Subsidiaries must be used, (i) first, to reduce the outstanding amount of the New Pulitzer Notes to zero and (ii) second, (a) at any time after the Pulitzer Debt Satisfaction Date but prior to March 31, 2017, to make an offer to the New 2nd Lien Lenders (which offer the New 2nd Lien Lenders may accept or reject), to pay amounts under the New 2nd Lien Term Loan at par and (b) at any time after the Pulitzer Debt Satisfaction Date and on or after March 31, 2017, to pay amounts under the New 2nd Lien Term Loan at par. After the Pulitzer Debt Satisfaction Date, subject to certain conditions in the New 2nd Lien Term Loan, the balance of the New 2nd Lien Term Loan can, or will be, reduced at par from proceeds from asset sales by Pulitzer or the Pulitzer Subsidiaries. Voluntary payments under the New 2nd Lien Term Loan otherwise will be subject to call premiums that step down to zero over a five-year period.

The New 2nd Lien Term Loan is fully and unconditionally guaranteed on a joint and several basis by the Company, Subsidiary Guarantors, Pulitzer and the Pulitzer Subsidiaries (collectively, the “2nd Lien Assignors”), other than MNI and TNI, pursuant to a Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “2nd Lien Guarantee and Collateral Agreement”) among the 2nd Lien Assignors and Wilmington Trust, National Association.

Under the 2nd Lien Guarantee and Collateral Agreement, the 2nd Lien Assignors have granted (i) second priority security interests, subject to certain priorities and limitations in the various agreements, on substantially all of their tangible and intangible assets, including the stock and other equity interests owned by the 2nd Lien Assignors, and (ii) will grant second lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the New 2nd Lien Term Loan. Assets of, or used in the operations or business of, TNI and our ownership interest in, and assets of, MNI are excluded.

Assets of Pulitzer and the Pulitzer Subsidiaries, excluding assets of or assets used in the operations or business of, TNI, will become subject to (i) a first priority security interest in favor of the New 2nd Lien Lenders; and (ii) a second priority security interest in favor of the secured parties under the New 1st Lien Credit Facility, as applicable, upon the Pulitzer Debt Satisfaction Date.

The New 2nd Lien Term Loan requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including the negative covenants under the New 1st Lien Credit Facility described above. The New 2nd Lien Term Loan contains various representations and warranties and may be terminated upon occurrence of certain events of default. The New 2nd Lien Term Loan also contains cross-default provisions tied to the terms of the Indenture, New 1st Lien Loan Credit Facility and the New Pulitzer Notes.

The 2nd Lien Guarantee and Collateral Agreement is subject to:

•	The Junior Intercreditor Agreement;

•
An Intercreditor Agreement dated as of January 30, 2012 among The Bank of New York Mellon Trust Company, N.A., Wilmington Trust, National Association, Pulitzer and the Pulitzer Subsidiaries, as amended by the First Amendment to Intercreditor Agreement dated May 1, 2013, and as further amended by the Second Amendment to Intercreditor Agreement dated as of March 31, 2014 (the “Second Amendment to Pulitzer Intercreditor Agreement”); and

•
An Intercompany Subordination Agreement dated as of March 31, 2014 (the “Pulitzer Intercompany Subordination Agreement”) among the Company, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association.

In connection with the New 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”) between the Company and Wells Fargo Bank, National Association. Under the Warrant Agreement, certain affiliates or designees of the New 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated as of March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.
We incurred approximately $32,000,000 of fees and expenses related to the refinancing, including a $1,750,000 premium (1% of the principal amount) related to the redemption of the 2nd Lien Agreement and $5,000,000 original issue discount on the New 1st Lien Credit Facility. In addition, at March 30, 2014 we have $10,549,000 of unamortized present value adjustments related to the 1st Lien Agreement and 2nd Lien Agreement. Certain of the unamortized present value adjustments, the new fees and expenses and a portion of the value of the Warrants will be charged to expense in the 13 weeks ending June 29, 2014 while the remainder of such costs will be capitalized and amortized into interest expense over the lives of the respective agreements.

New Pulitzer Notes

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

Principal Payments

At March 30, 2014, the balance of the New Pulitzer Notes is $45,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2014 payments made, or required to be made for the remainder of the year, under the New Pulitzer Notes are summarized below.

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	10,000	—	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	10,000	—	—

2013 payments made under the New Pulitzer Notes or Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	17,000
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	17,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,700,000 beginning March 30, 2014), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at March 30, 2014 is $45,250,000. The determination of this amount is not the same as the comparable amount under the 1st Lien Agreement.

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

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Fees paid in cash to lenders, attorneys and others	38,628
Unamortized loan fees from previous debt agreements	1,740
Fair value of stock granted to 2nd Lien Lenders	9,576
Noncash fees paid in the form of additional debt	12,250
Present value adjustment	(23,709)
38,485
Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 30 2014	September 29 2013	March 30 2014

Revolving credit facility	—	—	6.75
1st Lien Agreement	593,000	609,500	7.50
2nd Lien Agreement	175,000	175,000	15.00
New Pulitzer Notes	45,000	63,000	9.00
Pulitzer Notes	—	—
Unamortized present value adjustment	(10,549)	(12,942)
	802,451	834,558
Less current maturities of long-term debt	15,900	19,150
Current amount of present value adjustment	(4,788)	(4,779)
Total long-term debt	791,339	820,187

Liquidity

At March 30, 2014, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 30, 2014 totals $44,821,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 31, 2014, subsequent to the refinancing, the principal amount of our outstanding debt totals $845,000,000.

The comprehensive refinancing of our debt on March 31, 2014 significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 30, 2014. The Notes, New 1st Lien Credit Facility and New 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Service cost for benefits earned during the period	39	54	78	108
Interest cost on projected benefit obligation	1,999	1,882	3,998	3,764
Expected return on plan assets	(2,483)	(2,459)	(4,966)	(4,918)
Amortization of net loss	106	572	212	1,144
Amortization of prior service benefit	(34)	(34)	(68)	(68)
	(373)	15	(746)	30

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Service cost for benefits earned during the period	149	182	298	364
Interest cost on projected benefit obligation	228	281	456	562
Expected return on plan assets	(371)	(368)	(742)	(736)
Amortization of net gain	(455)	(331)	(910)	(662)
Amortization of prior service benefit	(365)	(365)	(730)	(730)
	(814)	(601)	(1,628)	(1,202)

Amortization of net gains (losses) and prior service benefits are recorded as Compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on our forecast at March 30, 2014, we expect to contribute $700,000 to our pension plans for the remainder of 2014. Based on our forecast at March 30, 2014, we do not expect to contribute to our postretirement plans for the remainder of 2014.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		26 Weeks Ended
(Percent of Income Before Income Taxes)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Computed “expected” income tax expense	35.0	(35.0)	35.0	35.0
State income taxes, net of federal tax effect	3.4	(3.4)	3.4	3.4
Dividends received deductions and credits	(6.8)	5.0	(3.2)	(5.2)
Valuation allowance	(70.2)	—	(5.6)	5.9
Domestic production reduction	—	14.5	—	3.4
Resolution of tax matters	11.7	1.9	3.3	2.0
Deferred income tax rate adjustments	71.0	—	4.9	—
Other	2.6	(1.5)	1.3	1.7
	46.7	(18.5)	39.1	46.2

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

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 30 2014	March 31 2013	March 30 2014	March 31 2013

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	1,486	(3,702)	13,378	9,822
Discontinued operations	—	(2,293)	—	(1,247)
	1,486	(5,995)	13,378	8,575
Weighted average common shares	53,519	52,296	53,199	52,295
Less weighted average restricted Common Stock	1,296	500	1,048	500
Basic average common shares	52,223	51,796	52,151	51,795
Dilutive stock options and restricted Common Stock	1,575	—	1,390	71
Diluted average common shares	53,798	51,796	53,541	51,866
Earnings (loss) per common share:
Basic:
Continuing operations	0.03	(0.07)	0.26	0.19
Discontinued operations	—	(0.04)	—	(0.02)
	0.03	(0.12)	0.26	0.17
Diluted:
Continuing operations	0.03	(0.07)	0.25	0.19
Discontinued operations	—	(0.04)	—	(0.02)
	0.03	(0.12)	0.25	0.17

For the 13 weeks and 26 weeks ended March 30, 2014, we had 98,000 and 100,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the stock option exercise price was in excess of the fair market value of our Common Stock. No stock options were considered in the computation of loss per common share in the 13 weeks ended March 31, 2013. For the 26 weeks ended March 31, 2013, we had 2,985,000 weighted average shares not considered in the computation of diluted earnings per common share because the stock option exercise price was in excess of the fair market value of our Common Stock.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 30, 2014 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2013	2,769	2.94
Granted	15	2.99
Exercised	(273)	2.11
Cancelled	(73)	10.46
Outstanding, March 30, 2014	2,438	2.81	7.1	6,434

Exercisable, March 30, 2014	1,496	3.82	6.4	3,351

Total unrecognized compensation expense for unvested stock options as of March 30, 2014 is $559,000, which will be recognized over a weighted average period of 1.2 years.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 26 weeks ended March 30, 2014.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2013	500	1.31
Granted	801	3.61
Cancelled	(11)	3.61
Outstanding, March 30, 2014	1,290	2.72
Total unrecognized compensation expense for unvested restricted Common Stock at March 30, 2014 is $2,805,000, which will be recognized over a weighted average period of 2.2 years.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt, which consists of our 1st Lien Agreement, is $593,000,000, the amount at which it was redeemed when refinanced on March 31, 2014. Our fixed rate debt at March 30, 2014 consists of the $175,000,000 principal amount under the 2nd Lien Agreement and $45,000,000 principal amount of New Pulitzer Notes, as discussed more fully in Note 5, which are not traded on an active market and are held by a small group of investors and Berkshire, respectively. At March 30, 2014, we estimate the fair value of debt under the 2nd Lien Agreement to be approximately $176,750,000, the amount at which it was redeemed when refinanced on March 31, 2014. We are unable, as of March 30, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

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

In connection with the New 2nd Lien Term Loan, we entered into the Warrant Agreement. Under the Warrant Agreement, certain affiliates or designees of the New 2nd Lien Lenders received on March 31, 2014 their pro rata share of Warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions. The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.
In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement. The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2013 Annual Report on Form 10-K.

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

The non-GAAP financial measures utilized by us are defined as follows:

Adjusted EBITDA is defined as operating income (loss), plus depreciation, amortization, impairment charges, stock compensation and 50% of EBITDA from TNI and MNI, minus equity in earnings of associated companies and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature.

Cash Costs are defined as compensation, newsprint and ink, other operating expenses and certain unusual matters, such as workforce adjustment costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other unusual matters are excluded.

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization and impairment charges, minus equity in earnings of TNI and MNI. Operating Cash Flow Margin is defined as operating cash flow divided by operating revenue.

Unlevered Free Cash Flow is defined as operating income (loss), plus depreciation, amortization, impairment charges, stock compensation, distributions from TNI and MNI and cash income tax refunds, minus equity in earnings of TNI and MNI, curtailment gains, cash income taxes, pension contributions and capital expenditures. Changes in working capital, asset sales, minority interest and discontinued operations are excluded. Free Cash Flow also includes financial income, interest expense and debt financing and reorganization costs.

Tables reconciling operating cash flow, adjusted EBITDA, unlevered free cash flow and free cash flow to operating income (loss), the most directly comparable measure under GAAP, are set forth in Item 2, included herein, under the caption "Selected Consolidated Financial Information".

Reconciliations of adjusted income (loss) and adjusted earnings (loss) per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 2, included herein, under the caption “Overall Results”.

We also present selected information for Lee Legacy and Pulitzer. Lee Legacy constitutes the business of the Company excluding Pulitzer. See “Selected Lee Legacy Financial Information” and “Selected Pulitzer Financial Information” in Item 2, included herein.

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

Table of Contents

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

Our platforms include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.1 million and 1.5 million, respectively, for the 13 weeks ended March 30, 2014, read by nearly four million people in print;

•	Websites, mobile and tablet products in all of our markets that complement our newspapers and attracted 30.3 million unique visitors in March 30, 2014, with 235.9 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of March 2014, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

Our primary source of revenue is advertising and marketing services, followed by subscription revenue. Over the last several years, the advertising industry has experienced a shift toward digital advertising and away from print and other traditional media. This trend away from traditional advertising was compounded by the effects of the last recession, which had a significant impact on our advertising and marketing services revenue. In addition, our daily newspaper paid subscription and single copy unit sales have declined. We have attempted to offset our declines in advertising and marketing services revenue and print subscription revenue with our efforts to expand our digital advertising revenue and increase the numbers of our digital subscribers.

In April 2014, we began to implement a full access subscription model, which will provide subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These will be offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. The full impact of this initiative on our revenue and subscriber base will not be realized until 2016.

During, and since, the last economic downturn, we have also transformed our business model and carefully managed our costs to maintain our margins and cash flows. Since 2007 and through 2013, we reduced annual cash costs of our continuing operations by $290 million, or 36%, net of costs incurred to achieve these savings and also net of cost increases that primarily support our revenue initiatives. We are continuing to pursue operating efficiencies in 2014.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have still not recovered to pre-recession levels in either nominal or real (inflation adjusted) terms. Our revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

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

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. Interest expense has increased as a result of the refinancing and mandatory principal payments were reduced. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes. On March 31, 2014, we refinanced all of our other debt. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At March 30, 2014, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 30, 2014 totals $44,821,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 31, 2014, subsequent to the refinancing, the principal amount of our outstanding debt totals $845,000,000. For the last twelve months ending March 30, 2014, the principal amount of our debt, net of cash and on a pro forma basis for the refinancing, is 4.8 times our adjusted EBITDA, compared to a ratio of 5.1 at March 31, 2013.

There are numerous potential consequences under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 30, 2014. The Notes, New 1st Lien Credit Facility and New 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance.

13 WEEKS ENDED MARCH 30, 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 30 2014	March 31 2013	Percent Change

Advertising and marketing services revenue:
Retail	64,821	66,387	(2.4)
Classified:
Employment	8,060	8,657	(6.9)
Automotive	6,889	8,304	(17.0)
Real estate	4,125	4,425	(6.8)
All other	10,303	11,512	(10.5)
Total classified	29,377	32,898	(10.7)
National	6,094	5,544	9.9
Niche publications and other	2,427	2,553	(5.0)
Total advertising and marketing services revenue	102,719	107,382	(4.3)
Subscription	42,098	43,970	(4.3)
Commercial printing	2,992	3,121	(4.1)
Digital services and other	6,284	6,130	2.5
Total operating revenue	154,093	160,603	(4.1)
Operating expenses:
Compensation	59,071	64,209	(8.0)
Newsprint and ink	9,334	10,712	(12.9)
Other operating expenses	52,712	53,259	(1.0)
Workforce adjustments	299	512	(41.6)
	121,416	128,692	(5.7)
Operating cash flow	32,677	31,911	2.4
Depreciation and amortization	12,051	14,833	(18.8)
Loss (gain) on sales of assets, net	(1,501)	150	NM
Equity in earnings of associated companies	1,593	1,733	(8.1)
Operating income	23,720	18,661	27.1
Non-operating expense, net	(20,523)	(23,031)	(10.9)
Income (loss) from continuing operations before income taxes	3,197	(4,370)	NM
Income tax expense (benefit)	1,492	(808)	NM
Income (loss) from continuing operations	1,705	(3,562)	NM
Discontinued operations, net of income taxes	—	(2,293)	NM
Net income (loss)	1,705	(5,855)	NM
Net income attributable to non-controlling interests	(219)	(140)	56.4
Income (loss) attributable to Lee Enterprises, Incorporated	1,486	(5,995)	NM
Other comprehensive loss, net of income taxes	(442)	(93)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,044	(6,088)	NM
Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	1,486	(3,702)	NM
Earnings (loss) per common share:
Basic	0.03	(0.12)	NM
Diluted	0.03	(0.12)	NM

References to the "2014 Quarter" refer to the 13 weeks ended March 30, 2014. Similarly, references to the "2013 Quarter" refer to the 13 weeks ended March 31, 2013.

Total operating revenue decreased $6,510,000, or 4.1%, in the 2014 Quarter, compared to the 2013 Quarter.

Advertising and Marketing Services Revenue

In the 2014 Quarter, advertising and marketing services revenue decreased $4,663,000, or 4.3%, compared to the 2013 Quarter. Retail advertising decreased 2.4%. Retail preprint insertion revenue decreased 1.3%. Digital retail advertising on a stand-alone basis increased 9.9%, partially offsetting print declines.

Classified revenue decreased 10.7% in the 2014 Quarter. Employment revenue decreased 6.9% while automotive advertising decreased 17.0%, real estate decreased 6.8% and other classified decreased 10.5%. Digital classified revenue on a stand-alone basis increased 1.0%, partially offsetting print declines.

National advertising increased $550,000, or 9.9%. Digital national advertising on a stand-alone basis increased 86.2% due to improved management of national advertising exchanges. Advertising in niche publications and other decreased 5.0%.

On a stand-alone basis, digital advertising and marketing services revenue increased 10.2% in the 2014 Quarter, representing 16.9% of total advertising and marketing services revenue. Total digital revenue for the 2014 Quarter, including advertising, subscriptions and all other digital business, totaled $20,469,000, an increase of 13.1% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 6.8%.

Subscription and Other Revenue

Subscription revenue decreased $1,872,000, or 4.3%, in the 2014 Quarter due to decreases in print subscribers, which were partially offset by price increases and increases in digital subscribers.

Our unaudited, average daily circulation, including TNI, MNI and digital subscribers, decreased 5.0% and Sunday circulation increased 9.9% in the 2014 Quarter compared to the 2013 Quarter. The increase in Sunday units is due to increases in branded editions.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 30.3 million unique visitors in the month of March 2014, an increase of 30.8% from a year ago, with 235.9 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $129,000, or 4.1%, in the 2014 Quarter. Digital services and other revenue increased $154,000, or 2.5%, in the 2014 Quarter.

Operating Expenses

Cash costs decreased $7,276,000, or 5.7%, in the 2014 Quarter.

Compensation expense decreased $5,138,000, or 8.0%, in the 2014 Quarter, driven by a decline in average full-time equivalent employees of 6.0%.

Newsprint and ink costs decreased $1,378,000, or 12.9%, in the 2014 Quarter, primarily as a result of a reduction in newsprint volume of 13.5%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $547,000, or 1.0%, in the 2014 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $299,000 and $512,000 in the 2014 Quarter and 2013 Quarter, respectively.

For the full year, 2014 cash costs are expected to decrease 3.0-3.5% (an improvement from previous guidance), excluding the impact of subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers. The reclassification will increase both revenue and operating expenses, with no impact on operating cash flow or operating income.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	13 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	Percent Change

Subscription revenue, as reported	42,098	43,970	(4.3)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Subscription revenue, as adjusted	41,698	43,970	(5.2)

Total operating revenue, as reported	154,093	160,603	(4.1)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Total operating revenue, as adjusted	153,693	160,603	(4.3)

Total cash costs, as reported	121,416	128,692	(5.7)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Total cash costs, as adjusted	121,016	128,692	(6.0)

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow increased 2.4%, to $32,677,000, in the 2014 Quarter compared to $31,911,000 in the 2013 Quarter. Operating cash flow margin increased to 21.2% from 19.9% a year ago, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $159,000, or 3.0%, in the 2014 Quarter. Amortization expense decreased $2,623,000, or 27.5%, in the 2014 Quarter due to impairment charges recorded in 2013. Sales of operating assets resulted in a net gain of $1,501,000 in the 2014 Quarter compared to a net loss of $150,000 in the 2013 Quarter.

Equity in earnings in associated companies decreased $140,000 in the 2014 Quarter.

The factors noted above resulted in operating income of $23,720,000 in the 2014 Quarter compared to $18,661,000 in the 2013 Quarter. Operating income margin increased to 15.4% from 11.6% a year ago.

Nonoperating Income and Expense

Interest expense decreased $2,381,000, or 10.4%, to $20,552,000 in the 2014 Quarter due to lower debt balances and refinancing of the Pulitzer Notes in May 2013. Our weighted average cost of debt was 9.2% at the end of the 2014 Quarter compared to 9.4% at the end of the 2013 Quarter. Interest expense in the 2014 Quarter includes $1,196,000 of non-cash amortization of a present value adjustment of debt compared to $1,358,000 in the 2013 Quarter.

Absent a significant increase in LIBOR, and as a result of the refinancing of our debt as of March 31, 2014, we expect our annual interest payments to initially increase by approximately $3,400,000, due primarily to a $32,000,000 increase in the principal amount of our debt to fund fees and expenses related to the transaction. This amount is subject to the timing and amount of future payments. The pro forma weighted average cost of cash interest on our debt after the refinancing was 9.25%.

Overall Results

We recognized income tax expense of 46.7% of income from continuing operations before income taxes in the 2014 Quarter and a tax benefit of 18.5% of loss from continuing operations before income taxes in the 2013 Quarter. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $1,486,000 in the 2014 Quarter compared to a loss of $5,995,000 in the 2013 Quarter. We recorded earnings per diluted common share of $0.03 in the 2014 Quarter and a loss per diluted common share of $0.12 in the 2013 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.05 in the 2014 Quarter, compared to a loss per common share, as adjusted, of $0.05 in the 2013 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 30 2014		March 31 2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	1,486	0.03	(5,995)	(0.12)
Adjustments:
Debt financing and reorganization costs	99		42
Amortization of debt present value adjustment	1,196		1,358
Other, net	414		560
	1,709		1,960
Income tax effect of adjustments, net	(567)		(689)
	1,142	0.02	1,271	0.02
Unusual matters related to discontinued operations	—	—	2,181	0.04
Income (loss) attributable to Lee Enterprises, Incorporated, as adjusted	2,628	0.05	(2,543)	(0.05)

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

26 WEEKS ENDED MARCH 30, 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 30 2014	March 31 2013	Percent Change

Operating revenue:
Retail	147,111	151,719	(3.0)
Classified:
Employment	15,269	16,341	(6.6)
Automotive	15,017	17,622	(14.8)
Real estate	8,544	9,077	(5.9)
All other	20,756	23,142	(10.3)
Total classified	59,586	66,182	(10.0)
National	13,611	13,339	2.0
Niche publications and other	4,802	5,041	(4.7)
Total advertising and marketing services revenue	225,110	236,281	(4.7)
Subscription	87,648	90,026	(2.6)
Commercial printing	6,023	6,423	(6.2)
Digital services and other	12,697	12,528	1.3
Total operating revenue	331,478	345,258	(4.0)
Operating expenses:
Compensation	121,212	130,165	(6.9)
Newsprint and ink	19,895	22,886	(13.1)
Other operating expenses	107,870	107,470	0.4
Workforce adjustments	506	1,315	(61.5)
	249,483	261,836	(4.7)
Operating cash flow	81,995	83,422	(1.7)
Depreciation and amortization	24,220	29,889	(19.0)
Loss (gain) on sales of assets, net	(1,635)	135	NM
Equity in earnings of associated companies	4,512	4,778	(5.6)
Operating income	63,922	58,176	9.9
Non-operating expense, net	(41,240)	(39,457)	4.5
Income from continuing operations before income taxes	22,682	18,719	21.2
Income tax expense	8,875	8,640	2.7
Income from continuing operations	13,807	10,079	37.0
Discontinued operations, net of income taxes	—	(1,247)	NM
Net income	13,807	8,832	56.3
Net income attributable to non-controlling interests	(429)	(257)	66.9
Income attributable to Lee Enterprises, Incorporated	13,378	8,575	56.0
Other comprehensive loss, net of income taxes	(883)	(187)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	12,495	8,388	NM

Income from continuing operations attributable to Lee Enterprises, Incorporated	13,378	9,822	36.2

Earnings per common share:
Basic	0.26	0.17	52.9
Diluted	0.25	0.17	47.1

References to the "2014 Period" refer to the 26 weeks ended March 30, 2014. Similarly, references to the "2013 Period" refer to the 26 weeks ended March 31, 2013.

Total operating revenue decreased $13,780,000, or 4.0%, in the 2014 Period, compared to the 2013 Period.

Advertising and Marketing Services Revenue

In the 2014 Period, advertising and marketing services revenue decreased $11,171,000, or 4.7%, compared to the 2013 Period. Retail advertising decreased 3.0%. Retail preprint insertion revenue decreased 0.4%. Digital retail advertising on a stand-alone basis increased 7.0%, partially offsetting print declines.

Classified revenue decreased 10.0% in the 2014 Period. Employment revenue decreased 6.6% while automotive advertising decreased 14.8%, real estate decreased 5.9% and other classified decreased 10.3%. Digital classified revenue on a stand-alone basis increased 1.7%, partially offsetting print declines.

National advertising increased $272,000, or 2.0%. Digital national advertising on a stand-alone basis increased 128.1% due to improved management of national advertising exchanges. Advertising in niche publications and other decreased 4.7%.

On a stand-alone basis, digital advertising and marketing services revenue increased 10.0% in the 2014 Period, representing 16.0% of total advertising and marketing services revenue. Total digital revenue for the 2014 Period, including advertising, subscriptions and all other digital business, totaled $42,087,000, an increase of 12.9% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 7.1%.

Subscription and Other Revenue

Subscription revenue decreased $2,378,000, or 2.6%, in the 2014 Period due to decreases in print subscribers, which were partially offset by price increases and increases in digital subscribers.

Our average daily circulation, including TNI, MNI and digital subscribers, as measured by the Alliance for Audited Media, decreased 3.1% and Sunday circulation increased 9.4% in the 2014 Period compared to the 2013 Period. The increase in Sunday units is due to increases in branded editions.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 30.3 million unique visitors in the month of March 2014, an increase of 30.8% from a year ago, with 235.9 million page views.

Commercial printing revenue decreased $400,000, or 6.2%, in the 2014 Period. Digital services and other revenue increased $169,000, or 1.3%, in the 2014 Period.

Operating Expenses

Cash costs decreased $12,353,000, or 4.7%, in the 2014 Period.

Compensation expense decreased $8,953,000, or 6.9%, in the 2014 Period, driven by a decline in average full time equivalent employees of 5.9%.

Newsprint and ink costs decreased $2,991,000, or 13.1%, in the 2014 Period, primarily as a result of a reduction in newsprint volume of 11.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $400,000, or 0.4%, in the 2014 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $506,000 and $1,315,000 in the 2014 Period and 2013 Period, respectively.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	26 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	Percent Change

Subscription revenue, as reported	87,648	90,026	(2.6)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Subscription revenue, as adjusted	87,248	90,026	(3.1)

Total operating revenue, as reported	331,478	345,258	(4.0)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Total operating revenue, as adjusted	331,078	345,258	(4.1)

Total cash costs, as reported	249,483	261,836	(4.7)
Adjustment for subscription-related expense reclassification	(400)	—	NM
Total cash costs, as adjusted	249,083	261,836	(4.9)

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 1.7%, to $81,995,000, in the 2014 Period compared to $83,422,000 in the 2013 Period. Operating cash flow margin increased to 24.7% from 24.2% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $385,000, or 3.6%, in the 2014 Period, due primarily to lower levels of capital spending over the last several years. Amortization expense decreased $5,284,000, or 27.7%, in the 2014 Period due to impairment charges recorded in 2013. Sales of operating assets resulted in a net gain of $1,635,000 in the 2014 Period compared to a net loss of $135,000 in the 2013 Period.

Equity in earnings in associated companies decreased $266,000 in the 2014 Period.

The factors noted above resulted in operating income of $63,922,000 in the 2014 Period compared to $58,176,000 in the 2013 Period. Operating income margin increased to 19.3% from 16.9% a year ago.

Nonoperating Income and Expense

Interest expense decreased $5,020,000, or 10.8%, to $41,379,000 in the 2014 Period due primarily to lower debt balances and the refinancing of the Pulitzer Notes in May 2013. Our weighted average cost of debt was 9.2% at March 30, 2014 compared to 9.4% at March 31, 2013. Interest expense in the 2014 Period also includes $2,394,000 of non-cash amortization of a present value adjustment of debt compared to $2,716,000 in the 2013 Period.

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized income tax expense of 39.1% of income from continuing operations before income taxes in the 2014 Period and 46.2% in the 2013 Period. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $13,378,000 in the 2014 Period compared to $8,575,000 in the 2013 Period. We recorded earnings per diluted common share of $0.25 in the 2014 Period and $0.17 in the 2013 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.29 in the 2014 Period, compared to $0.15 in the 2013 Period. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 30 2014		March 31 2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	13,378	0.25	8,575	0.17
Adjustments:
Gain on sale of investment, net	—		(6,909)
Debt financing and reorganization costs	203		89
Amortization of debt present value adjustment	2,394		2,716
Other, net	577		1,626
	3,174		(2,478)
Income tax effect of adjustments, net	(1,079)		865
	2,095	0.04	(1,613)	(0.03)
Unusual matters related to discontinued operations	—	—	1,014	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	15,473	0.29	7,976	0.15

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $34,745,000 in the 2014 Period and $45,288,000 in the 2013 Period. We recorded net income of $13,807,000 in the 2014 Period and $8,832,000 in the 2013 Period. Changes in non-cash items, including depreciation, amortization and deferred income taxes, as well as changes in operating assets and liabilities, more than offset the increase in net income in the 2014 Period, resulting in a decrease in cash provided by operating activities.

Investing Activities

Cash required for investing activities of continuing operations totaled $3,236,000 in the 2014 Period compared to cash provided by investing activities of $2,045,000 in the 2013 Period. Capital spending totaled $4,895,000 in the 2014 Period and $4,699,000 in the 2013 Period. We received $2,170,000 from sales of assets in the 2014 Period compared to $7,231,000 in the 2013 Period, which includes a $7,093,000 distribution related to the partial sale of assets in a private equity investment.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2014, and other requirements, will be available from internally generated funds or availability under our revolving credit facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $34,193,000 in the 2014 Period and $52,944,000 in the 2013 Period. Debt reduction accounted for the majority of the usage of funds in both the 2014 Period and 2013 Period.

As discussed more fully in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein, in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we refinanced all of our other debt.

Liquidity

At March 30, 2014, after consideration of letters of credit, we have approximately $29,942,000 available for future use under our revolving credit facility. Including cash, our liquidity at March 30, 2014 totals $44,821,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 31, 2014, subsequent to the refinancing, the principal amount of our outstanding debt totals $845,000,000. For the last twelve months ending March 30, 2014 , the principal amount of our debt, net of cash, is 4.8 times our adjusted EBITDA, compared to a ratio of 5.1 at March 31, 2013.

The comprehensive refinancing of our debt on March 31, 2014 significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, New 1st Lien Credit Facility, New 2nd Lien Term Loan and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at March 30, 2014. The Notes, New 1st Lien Credit Facility and New 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance.

In 2014, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf will give us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. In July 2011, the SEC announced changes to the issuer eligibility rules which will require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities must be used generally to reduce debt.

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

Minimum Wage Laws

The United States and various state governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined.

INFLATION

General inflation in the United States economy has not been significant for the last several years. Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013	March 30 2014

Advertising and marketing services	102,719	107,382	225,110	236,281	449,369
Subscription	42,098	43,970	87,648	90,026	174,733
Other	9,276	9,251	18,720	18,951	36,859
Total operating revenue	154,093	160,603	331,478	345,258	660,961
Compensation	59,071	64,209	121,212	130,165	245,880
Newsprint and ink	9,334	10,712	19,895	22,886	40,490
Other operating expenses	52,712	53,259	107,870	107,470	213,421
Depreciation and amortization	12,051	14,833	24,220	29,889	49,880
Loss (gain) on sale of assets, net	(1,501)	150	(1,635)	135	(1,683)
Impairment of goodwill and other assets	—	—	—	—	171,094
Workforce adjustments	299	512	506	1,315	1,870
Total operating expenses	131,966	143,675	272,068	291,860	720,952
Equity in earnings of TNI and MNI	1,593	1,733	4,512	4,778	8,420
Operating income	23,720	18,661	63,922	58,176	(51,571)
Adjusted to exclude:
Depreciation and amortization	12,051	14,833	24,220	29,889	49,880
Loss (gain) on sale of assets, net	(1,501)	150	(1,635)	135	(1,683)
Impairment of intangible and other assets	—	—	—	—	171,094
Equity in earnings of TNI and MNI	(1,593)	(1,733)	(4,512)	(4,778)	(8,420)
Operating cash flow	32,677	31,911	81,995	83,422	159,300
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,031	2,332	5,952	6,541	11,189
Adjusted to exclude:
Stock compensation	420	364	684	732	1,213
Adjusted EBITDA	35,128	34,607	88,631	90,695	171,702
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(2,031)	(2,332)	(5,952)	(6,541)	(11,189)
Add:
Distributions from TNI and MNI	2,494	2,715	5,309	4,785	11,922
Capital expenditures	(2,600)	(2,626)	(4,895)	(4,699)	(9,936)
Pension contributions	(705)	(275)	(705)	(275)	(6,446)
Cash income tax refunds (payments)	(103)	(93)	(117)	(333)	9,342
Unlevered free cash flow	32,183	31,996	82,271	83,632	165,395
Add:
Financial income	101	5	221	85	436
Interest expense settled in cash	(19,356)	(21,521)	(38,984)	(43,367)	(79,629)
Debt financing costs paid	(266)	(100)	(268)	(100)	(1,239)
Free cash flow	12,662	10,380	43,240	40,250	84,963

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013	March 30 2014

Advertising and marketing services	72,055	74,625	155,263	161,976	310,448
Subscription	26,873	27,309	55,720	55,936	110,174
Other	8,266	7,734	16,386	15,673	31,738
Total operating revenue	107,194	109,668	227,369	233,585	452,360
Compensation	44,123	46,440	89,948	93,956	181,464
Newsprint and ink	6,733	7,364	14,070	15,768	28,497
Other operating expenses	28,633	28,453	57,754	57,864	112,658
Depreciation and amortization	8,103	6,770	16,311	13,732	29,892
Loss (gain) on sale of assets, net	(1,512)	156	(1,652)	150	(1,691)
Impairment of goodwill and other assets	—	—	—	—	523
Workforce adjustments	122	331	171	613	1,103
Total operating expenses	86,202	89,514	176,602	182,083	352,446
Equity in earnings of MNI	313	510	1,443	1,782	3,171
Operating income	21,305	20,664	52,210	53,284	103,085
Adjusted to exclude:
Depreciation and amortization	8,103	6,770	16,311	13,732	29,892
Loss (gain) on sale of assets, net	(1,512)	156	(1,652)	150	(1,691)
Impairment of intangible and other assets	—	—	—	—	523
Equity in earnings of MNI	(313)	(510)	(1,443)	(1,782)	(3,171)
Operating cash flow	27,583	27,080	65,426	65,384	128,638
Add:
Ownership share of MNI EBITDA (50%)	646	928	2,673	3,183	5,471
Adjusted to exclude:
Stock compensation	420	364	684	732	1,213
Adjusted EBITDA	28,649	28,372	68,783	69,299	135,322
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(646)	(928)	(2,673)	(3,183)	(5,471)
Add:
Distributions from MNI	1,250	900	2,750	2,150	5,850
Capital expenditures	(2,082)	(2,116)	(4,245)	(3,442)	(8,516)
Cash income tax refunds (payments)	(103)	(93)	(117)	(333)	(149)
Intercompany charges not settled in cash	(2,099)	(2,146)	(4,198)	(4,292)	(8,302)
Other	—	(2,000)	—	(2,000)	—
Unlevered free cash flow	24,969	21,989	60,300	58,199	118,734
Add:
Financial income	101	5	221	85	436
Interest expense settled in cash	(18,206)	(18,797)	(36,561)	(37,837)	(73,365)
Debt financing costs paid	(266)	(100)	(268)	(100)	(308)
Free cash flow	6,598	3,097	23,692	20,347	45,497

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 30 2014	March 31 2013	March 30 2014	March 31 2013	March 30 2014

Advertising and marketing services	30,664	32,757	69,847	74,305	138,921
Subscription	15,225	16,661	31,928	34,090	64,559
Other	1,010	1,517	2,334	3,278	5,121
Total operating revenue	46,899	50,935	104,109	111,673	208,601
Compensation	14,948	17,769	31,264	36,209	64,416
Newsprint and ink	2,601	3,348	5,825	7,118	11,993
Other operating expenses	24,079	24,806	50,116	49,606	100,763
Depreciation and amortization	3,948	8,063	7,909	16,157	19,988
Loss (gain) on sale of assets, net	11	(6)	17	(15)	8
Impairment of goodwill and other assets	—	—	—	—	170,571
Workforce adjustments	177	181	335	702	767
Total operating expenses	45,764	54,161	95,466	109,777	368,506
Equity in earnings of TNI	1,280	1,223	3,069	2,996	5,249
Operating income	2,415	(2,003)	11,712	4,892	(154,656)
Adjusted to exclude:
Depreciation and amortization	3,948	8,063	7,909	16,157	19,988
Loss (gain) on sale of assets, net	11	(6)	17	(15)	8
Impairment of intangible and other assets	—	—	—	—	170,571
Equity in earnings of TNI	(1,280)	(1,223)	(3,069)	(2,996)	(5,249)
Operating cash flow	5,094	4,831	16,569	18,038	30,662
Add:
Ownership share of TNI EBITDA (50%)	1,385	1,404	3,279	3,358	5,718
Adjusted EBITDA	6,479	6,235	19,848	21,396	36,380
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,385)	(1,404)	(3,279)	(3,358)	(5,718)
Add:
Distributions from TNI	1,244	1,815	2,559	2,635	6,072
Capital expenditures	(518)	(510)	(650)	(1,257)	(1,420)
Pension contributions	(705)	(275)	(705)	(275)	(6,446)
Cash income tax refunds (payments)	—	—	—	—	9,491
Intercompany charges not settled in cash	2,099	2,146	4,198	4,292	8,302
Other	—	2,000	—	2,000	—
Unlevered free cash flow	7,214	10,007	21,971	25,433	46,661
Add:
Interest expense settled in cash	(1,150)	(2,724)	(2,423)	(5,530)	(6,264)
Debt financing costs paid	—	—	—	—	(931)
Free cash flow	6,064	7,283	19,548	19,903	39,466

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $2,500,000, based on $250,000,000 of floating rate debt outstanding at March 31, 2014, subsequent to our refinancing.

Our debt under the new 1st Lien Credit Facility is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in March 2014 and our 1.0% minimum rate, LIBOR would need to increase approximately 92 basis points for six month borrowing up to approximately 110 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At March 31, 2014, subsequent to our refinancing, approximately 29.6% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk, but have no hedging instruments in place. Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates.

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

During the March 2014, Quarter Eastern U.S. newsprint prices remained stable while Western U.S. prices declined slightly from their September 2013 increase. Production capacity reductions by North American newsprint producers have partially offset demand and shipment declines to domestic customers. Export shipments, which have provided some relief to declining domestic demand, have recently softened.

A weakened Canadian dollar has provided increased competitiveness to Canadian producers helping offset input cost pressures and dampening price increase opportunities. An announced capacity reduction in the southern U.S. for September 2014 may have a pricing impact for customers in that region and the Southwest.

Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures and the U.S. to Canadian exchange rate. The final extent of future price change announcements, if any, is subject to negotiations with each newsprint producer.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $667,000 based on anticipated consumption in 2014, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases

SENSITIVITY TO CHANGES IN VALUE

As of March 31, 2014, subsequent to the refinancing, our fixed rate debt consists of the Notes, New 2nd Lien Term Loan, and the New Pulitzer Notes, none of which are traded on an active market and all of which are held by small groups of investors or Berkshire. Based on market price quotations available to us, which may not be representative of actual transaction prices, we estimate the fair value of the Notes, New 1st Lien Term Loan and new 2nd Lien Term Loan to be in a range of 100-108% of the principal amount as of May 9, 2014. We are unable to measure the maximum potential impact on fair value of the New Pulitzer Notes from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 26 weeks ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.        Exhibits

Number	Description

10.1	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors (effective February 19, 2014)
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 9, 2014
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)