Form 10-Q
period 2014-06-29
LEE ENTERPRISES, INC
filed 2014-08-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 29, 2014

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
Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2014, 53,715,991 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2014", "2013" and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•Our ability to generate cash flows and maintain liquidity sufficient to service our debt;
•Our ability to comply with or obtain amendments or waivers of the financial covenants contained in our credit facilities, if necessary;
•Our ability to refinance our debt as it comes due;
•That the warrants issued in our refinancing will not be exercised;
•The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•Changes in advertising demand;
•Potential changes in newsprint, other commodities and energy costs;
•Interest rates;
•Labor costs;
•Legislative and regulatory rulings;
•Our ability to achieve planned expense reductions;
•Our ability to maintain employee and customer relationships;
•Our ability to manage increased capital costs;
•Our ability to maintain our listing status on the NYSE;
•Competition; and
•Other risks detailed from time to time in our publicly filed documents.

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 29 2014	September 29 2013

ASSETS

Current assets:
Cash and cash equivalents	17,758	17,562
Accounts receivable, net	61,577	63,215
Income taxes receivable	—	6,634
Inventories	6,325	6,409
Deferred income taxes	2,017	2,017
Other	9,237	8,488
Total current assets	96,914	104,325
Investments:
Associated companies	38,182	39,489
Other	11,179	10,558
Total investments	49,361	50,047
Property and equipment:
Land and improvements	23,645	23,626
Buildings and improvements	184,854	184,838
Equipment	296,104	299,828
Construction in process	3,745	2,868
	508,348	511,160
Less accumulated depreciation	347,474	342,247
Property and equipment, net	160,874	168,913
Goodwill	243,729	243,729
Other intangible assets, net	221,474	242,184
Postretirement assets, net	16,010	14,956
Other	39,808	3,551

Total assets	828,170	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 29 2014	September 29 2013

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	29,400	14,371
Accounts payable	22,116	22,448
Compensation and other accrued liabilities	26,045	28,493
Accrued interest	13,386	9,074
Unearned revenue	31,952	32,605
Total current liabilities	122,899	106,991
Long-term debt, net of current maturities	785,600	820,187
Pension obligations	28,580	30,583
Postretirement and postemployment benefit obligations	7,695	7,253
Deferred income taxes	20,585	21,224
Income taxes payable	5,947	5,257
Other	21,858	5,900
Total liabilities	993,164	997,395
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	537	524
June 29, 2014; 53,694 shares;
September 29, 2013; 52,434 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	244,847	242,537
Accumulated deficit	(417,445)	(421,077)
Accumulated other comprehensive income	6,342	7,666
Total stockholders' deficit	(165,719)	(170,350)
Non-controlling interests	725	660
Total deficit	(164,994)	(169,690)
Total liabilities and deficit	828,170	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Operating revenue:
Advertising and marketing services	110,284	113,944	335,394	350,225
Subscription	43,339	43,583	130,744	133,609
Other	9,502	9,492	28,465	28,443
Total operating revenue	163,125	167,019	494,603	512,277
Operating expenses:
Compensation	60,330	62,340	181,543	192,505
Newsprint and ink	9,224	10,471	29,120	33,357
Other operating expenses	53,840	53,461	161,708	160,929
Depreciation	5,293	5,327	15,700	16,123
Amortization of intangible assets	6,901	9,542	20,710	28,635
Loss (gain) on sales of assets, net	9	(112)	(1,622)	23
Impairment of goodwill and other assets	336	—	336	—
Workforce adjustments	419	945	925	2,260
Total operating expenses	136,352	141,974	408,420	433,832
Equity in earnings of associated companies	1,836	1,893	6,348	6,671
Operating income	28,609	26,938	92,531	85,116
Non-operating income (expense):
Financial income	85	134	306	219
Interest expense	(19,654)	(21,991)	(61,033)	(68,390)
Debt financing costs	(21,732)	(468)	(21,935)	(557)
Other, net	(1,701)	520	(1,579)	7,466
Total non-operating expense, net	(43,002)	(21,805)	(84,241)	(61,262)
Income (loss) before income taxes	(14,393)	5,133	8,290	23,854
Income tax expense (benefit)	(4,882)	3,165	3,995	11,805
Income (loss) from continuing operations	(9,511)	1,968	4,295	12,049
Discontinued operations, net of income taxes	—	—	—	(1,247)
Net income (loss)	(9,511)	1,968	4,295	10,802
Net income attributable to non-controlling interests	(235)	(173)	(663)	(430)
Income (loss) attributable to Lee Enterprises, Incorporated	(9,746)	1,795	3,632	10,372
Other comprehensive loss, net of income taxes	(441)	(93)	(1,324)	(280)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(10,187)	1,702	2,308	10,092
Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	(9,746)	1,795	3,632	11,619
Earnings (loss) per common share:
Basic:
Continuing operations	(0.19)	0.03	0.07	0.22
Discontinued operations	—	—	—	(0.02)
	(0.19)	0.03	0.07	0.20
Diluted:
Continuing operations	(0.19)	0.03	0.07	0.22
Discontinued operations	—	—	—	(0.02)
	(0.19)	0.03	0.07	0.20
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013

Cash provided by operating activities:
Net income	4,295	10,802
Results of discontinued operations	—	(1,247)
Income from continuing operations	4,295	12,049
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	36,410	44,758
Loss (gain) on sales of assets, net	(1,622)	23
Impairment of goodwill and other assets	336	—
Amortization of debt present value adjustment	2,394	3,932
Stock compensation expense	1,081	1,109
Distributions greater than earnings of MNI	1,518	1,342
Deferred income tax expense	281	2,022
Debt financing costs	21,935	527
Gain on sale of investments	—	(7,093)
Changes in operating assets and liabilities:
Decrease in receivables	1,638	4,044
Decrease (increase) in inventories and other	(502)	409
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	1,097	(6,946)
Decrease in pension, postretirement and postemployment benefit obligations	(4,858)	(8,310)
Change in income taxes receivable or payable	7,324	9,423
Other, net	(1,744)	(1,237)
Net cash provided by operating activities of continuing operations	69,583	56,052
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(8,204)	(6,835)
Proceeds from sales of assets	2,192	7,615
Distributions greater (less) than earnings of TNI	(211)	166
Other, net	—	(330)
Net cash provided by (required for) investing activities of continuing operations	(6,223)	616
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	800,000	94,000
Payments on long-term debt	(832,500)	(166,350)
Debt financing costs paid	(31,276)	(766)
Common stock transactions, net	612	21
Net cash required for financing activities of continuing operations	(63,164)	(73,095)
Net cash provided by (required for) discontinued operations:
Operating activities	—	(552)
Investing activities	—	14,689
Net increase (decrease) in cash and cash equivalents	196	(2,290)
Cash and cash equivalents:
Beginning of period	17,562	13,920
End of period	17,758	11,630

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 29, 2014 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 29, 2014 are not necessarily indicative of the results to be expected for the full year.

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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in a comprehensive refinancing of our debt that extended the maturity to December 2015 or April 2017. The Chapter 11 Proceedings did not adversely affect the interests of employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. As a result, “fresh start” accounting was not utilized.

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

Assets and liabilities of the North County Times at September 30, 2012 are summarized as follows:

(Thousands of Dollars)	September 30 2012

Current assets	2,093
Property and equipment, net	5,158
Goodwill	3,042
Other intangible assets, net	1,920
Current liabilities	(1,714)
Assets, net	10,499

Results of discontinued operations consist of the following:

39 Weeks Ended
(Thousands of Dollars)	June 30 2013

Operating revenue	1,321
Costs and expenses	(1,697)
Gain on sale of the North County Times	1,800
Loss on sale of The Garden Island	(3,340)
Gain from discontinued operations, before income taxes	(1,916)
Income tax expense	(669)
Net loss	(1,247)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Operating revenue	13,750	14,644	44,888	48,110
Operating expenses, excluding workforce adjustments, depreciation and amortization	11,449	12,300	36,116	39,051
Workforce adjustments	—	—	(87)	—
Operating income	2,301	2,344	8,859	9,059
Company's 50% share of operating income	1,150	1,171	4,429	4,530
Less amortization of intangible assets	104	155	313	517
Equity in earnings of TNI	1,046	1,016	4,116	4,013

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(17,000) and $(173,000) in the 13 weeks ended June 29, 2014 and June 30, 2013, respectively, $(51,000) in the 39 weeks ended June 29, 2014, and $(449,000) in the 39 weeks ended June 30, 2013.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending June 2015, June 2016, June 2017, the 53 week period ending June 2018 and in the 52 week period ending June 2019.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Operating revenue	17,278	16,044	50,710	50,075
Operating expenses, excluding workforce adjustments, depreciation and amortization	14,390	12,773	42,246	40,450
Workforce adjustments	15	74	244	63
Depreciation and amortization	384	383	1,179	1,147
Operating income	2,489	2,814	7,041	8,415
Net income	1,579	1,754	4,464	5,249
Equity in earnings of MNI	790	876	2,232	2,658

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 29 2014

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 29 2014	September 29 2013

Nonamortized intangible assets:
Mastheads	27,038	27,038
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,732	686,732
Less accumulated amortization	492,298	471,589
	194,434	215,143
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,522	28,521
	2	3
	221,474	242,184

Annual amortization of intangible assets for the 52 week periods ending June 2015, June 2016, June 2017, the 53 week period ending June 2018 and the 52 week period ending June 2019, is estimated to be $27,458,000, $26,334,000, $25,166,000, $18,685,000 and $16,321,000, respectively.

5	DEBT

In January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, as discussed more fully below (and certain capitalized terms used below defined), and extended the April 2012 maturity with the existing Noteholders.

In May 2013, we again refinanced the remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”).

On March 31, 2014, we completed a comprehensive refinancing of our remaining debt, exclusive of the New Pulitzer Notes (the “2014 Refinancing”), which includes the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”) among the Company, certain subsidiaries party thereto from time to time (the “Subsidiary Guarantors”), U.S. Bank National Association, as Trustee (the "Notes Trustee"), and Deutsche Bank Trust Company Americas, as Collateral Agent;

•
$250,000,000 first lien term loan and $40,000,000 revolving facility under a First Lien Credit Agreement dated as of March 31, 2014 (the “ 1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan enabled us to repay in full, including accrued interest, and terminate, on March 31, 2014: (i) the remaining principal balance of $593,000,000 under our previous 1st lien agreement, and related subsidiary guaranty, security and pledge agreements, intercompany subordination and intercreditor agreements; and (ii) the remaining principal balance of $175,000,000 under our previous 2nd lien agreement, and related subsidiary guaranty, security and pledge agreements, intercompany subordination and intercreditor agreements. We also used the proceeds of the refinancing to pay fees and expenses totaling $30,931,000 related to the 2014 Refinancing.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. The Notes were sold pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%. Interest on the Notes accrues from March 31, 2014 and the first interest payment date is due September 15, 2014.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time on or after March 15, 2018 as follows:

Period Beginning	Percentage of Principal Amount

March 15, 2018	104.75
March 15, 2019	102.375
March 15, 2020	100

We may also redeem up to 35% of the Notes prior to March 15, 2017 at 109.5% of the principal amount using the proceeds of certain future equity offerings.

If we sell certain of our assets or experience specific kinds of changes of control, we must, subject to certain exceptions, offer to purchase the Notes. Any redemption of the Notes must also satisfy any accrued and unpaid interest thereon.

Security

The Notes are unconditionally guaranteed on a senior secured basis by each of our material domestic subsidiaries in which the Company holds a direct or indirect interest of more than 50% and which guaranty indebtedness for borrowed money, including the 1st Lien Credit Facility. Material domestic subsidiaries of the Company that are currently excluded from such subsidiary guarantee obligations under the Notes are MNI, except as noted below, our wholly-owned subsidiary, Pulitzer Inc. ("Pulitzer"), and its subsidiaries (collectively, the “Pulitzer Subsidiaries”) and TNI.

At such time as the New Pulitzer Notes, as discussed more fully below, are satisfied, including any successor debt (the “Pulitzer Debt Satisfaction Date”), the Notes will also be guaranteed, on a second-priority basis, by Pulitzer and each Pulitzer Subsidiary that guarantees the indebtedness under the 2nd Lien Term Loan or other borrowings incurred by the Company or any subsidiary guarantor.

The Notes and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations in the various agreements, by a lien on all property and assets of the Company and each subsidiary guarantor, other than the capital stock of MNI and any property and assets of MNI, Pulitzer, each Pulitzer Subsidiary and TNI (the “Lee Legacy Collateral”), on a first-priority basis, equally and ratably with all of the Company’s and the subsidiary guarantors’ existing and future obligations under the 1st Lien Credit Facility, pursuant to a Security Agreement dated as of March 31, 2014 (the “Notes Security Agreement”) among the Company and the subsidiary guarantors (collectively, the “Notes Assignors”) and Deutsche Bank Trust Company Americas.

Certain of the Notes Assignors, separately, have granted first lien mortgages or deeds of trust, covering their material real estate and improvements for the benefit of the holders of the Notes.

Also, the Notes are secured, subject to certain exceptions, priorities and limitations in the various agreements, by first priority security interests in the capital stock of, and other equity interests owned by the Notes Assignors pursuant to the Notes Security Agreement.

Prior to the Pulitzer Debt Satisfaction Date, none of the property and assets of Pulitzer and the Pulitzer Subsidiaries (collectively, the “Pulitzer Collateral”) will be pledged to secure the Notes or the subsidiary guarantees. The Pulitzer Collateral includes the 50% interest in TNI owned by Star Publishing, but excludes any tangible and intangible assets owned by Star Publishing that are used by TNI in the conduct of its business. After the Pulitzer Debt Satisfaction Date, the Notes and the subsidiary guarantees will be secured, subject to permitted liens, by a lien on the Pulitzer Collateral owned by each of the Pulitzer Subsidiaries that become subsidiary guarantors on a second-priority basis, equally and ratably with all of the Company’s and the subsidiary guarantors’ existing and future obligations under the 1st Lien Credit Facility and certain other indebtedness for borrowed money incurred by the Company or any subsidiary guarantor.

The rights of the Notes Trustee and the 1st Lien Lenders with respect to the Lee Legacy Collateral are subject to:

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

Covenants and Other Matters

The Indenture contains certain of the restrictive covenants in the 1st Lien Credit Facility, as discussed more fully below, and limitations on our use of the Pulitzer Subsidiaries’ cash flows. However, many of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of a $250,000,000 term loan facility (the “1st Lien Term Loan”) that matures in March 2019 and a $40,000,000 revolving credit facility (the “Revolving Facility”) that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit).

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $233,000,000 at June 29, 2014, accrues at either (at our option) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 5.25% (with a base rate floor of 2.0%), and is payable quarterly, beginning in June 2014.

The 1st Lien Term Loan was funded with original issue discount of 2.0%, or $5,000,000, which will be amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, when in use, accrues at either (at our option) LIBOR plus 5.5% (with a LIBOR floor of 1.0%), or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 4.5%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with other payments made either voluntarily, based on 90% of excess cash flow, as defined, or proceeds from asset sales, as defined. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

2014 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan or previous 1st lien agreement, are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	6,250	6,250
Voluntary	3,350	5,500	10,750	—
Asset sales	150	1,500	—	—
Excess cash flow	—	—	—	—
	6,500	10,000	17,000	6,250

2013 payments made under the previous 1st lien agreement are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	2,500	2,500	3,000	3,000
Voluntary	9,750	15,350	2,260	6,000
Asset sales	7,750	—	240	—
Excess cash flow	—	—	—	—
	20,000	17,850	5,500	9,000

Security

The 1st Lien Credit Facility is secured, subject to certain priorities and limitations in the various agreements, by perfected security interests in substantially all the assets of the Company and guaranteed by the Subsidiary Guarantors (together with the Company, the “1st Lien Assignors”), pursuant to a First Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “1st Lien Guarantee and Collateral Agreement”) among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A. (the "1st Lien Collateral Agent"), on a first-priority basis, equally and ratably with all of the Company’s and the Subsidiary Guarantors’ existing and future obligations under the Notes. The 1st Lien Assignors’ pledged assets include, among other things, equipment, inventory, accounts receivables, depository accounts, intellectual property and certain of their other tangible and intangible assets (excluding the assets of Pulitzer, the Pulitzer Subsidiaries, and TNI and the capital stock or assets of MNI).

Under the 1st Lien Credit Facility, certain of the 1st Lien Assignors, separately, have granted first lien mortgages or deeds of trust, subject to all relevant terms and conditions of the applicable intercreditor agreements, covering certain real estate and improvements, to the 1st Lien Lenders (excluding the real estate of Pulitzer, the Pulitzer Subsidiaries, TNI and MNI).

The 1st Lien Credit Facility is also secured by a pledge of interests in all of the capital stock of and other equity interests owned by the 1st Lien Assignors (excluding the capital stock and equity interests held by Pulitzer and the Pulitzer Subsidiaries, as well as the capital stock and equity interest of MNI and TNI, respectively).

The rights of the 1st Lien Collateral Agent with respect to the Lee Legacy Collateral are subject to:

•	The Pari Passu Intercreditor Agreement;

•	The Junior Intercreditor Agreement; and

•
An Intercompany Subordination Agreement dated as of March 31, 2014 (the “1st Lien Intercompany Subordination Agreement”) among the Company, Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including maintenance of a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock and generally restricts us from repurchasing Common Stock, unless in each case no default shall have occurred and we have satisfied certain financial measurements. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture, 2nd Lien Term Loan and New Pulitzer Notes.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $150,000,000 at June 29, 2014, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

Under the 2nd Lien Term Loan, excess cash flows of Pulitzer and the Pulitzer Subsidiaries, as defined and subject to certain other conditions, must be used, (i) first, to repay the outstanding amount of the New Pulitzer Notes and (ii) second, (a) at any time after the Pulitzer Debt Satisfaction Date but prior to March 31, 2017, to make an offer to the 2nd Lien Lenders (which offer the 2nd Lien Lenders may accept or reject), to pay amounts under the 2nd Lien Term Loan at par and (b) at any time after the Pulitzer Debt Satisfaction Date and on or after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par.

After the Pulitzer Debt Satisfaction Date, subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan can, or will be, reduced at par from proceeds from asset sales by Pulitzer or the Pulitzer Subsidiaries.

Voluntary payments under the 2nd Lien Term Loan are otherwise subject to call premiums as follows:

Period Beginning	Percentage of Principal Amount

March 31, 2014	112
March 31, 2017	106
March 31, 2018	103
March 31, 2019	100

Security

The 2nd Lien Term Loan is fully and unconditionally guaranteed on a joint and several basis by the Company, Subsidiary Guarantors, Pulitzer and the Pulitzer Subsidiaries (collectively, the “2nd Lien Assignors”), other than MNI and TNI, pursuant to a Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “2nd Lien Guarantee and Collateral Agreement”) among the 2nd Lien Assignors and Wilmington Trust, National Association.

Under the 2nd Lien Guarantee and Collateral Agreement, the 2nd Lien Assignors have granted (i) second priority security interests, subject to certain priorities and limitations in the various agreements, on substantially all of their tangible and intangible assets, including the stock and other equity interests owned by the 2nd Lien Assignors, and (ii) have granted second lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Term Loan. Assets of, or used in the operations or business of, TNI and our ownership interest in, and assets of, MNI are excluded.

Assets of Pulitzer and the Pulitzer Subsidiaries, excluding assets of or assets used in the operations or business of, TNI, will become subject to (i) a first priority security interest in favor of the 2nd Lien Lenders; and (ii) a second priority security interest in favor of the secured parties under the 1st Lien Credit Facility, as applicable, upon the Pulitzer Debt Satisfaction Date.

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

Covenants and Other Matters

The 2nd Lien Term Loan requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including the negative covenants under the 1st Lien Credit Facility discussed above. The 2nd Lien Term Loan contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 2nd Lien Term Loan also contains cross-default provisions tied to the terms of the Indenture, 1st Lien Credit Facility and the New Pulitzer Notes.

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”) between the Company and Wells Fargo Bank, National Association. Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.
The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and classified as a liability in our Consolidated Balance Sheets. We will remeasure the liability to fair value each reporting period, with changes reported in earnings. The initial fair value of the Warrants was $16,930,000. At June 29, 2014, the fair value of the Warrants is $16,351,000.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated as of March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement related to the shares of Common Stock to be issued upon exercise of the Warrants.

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

The New Pulitzer Notes bear interest at a fixed rate of 9.0%, payable quarterly. Pulitzer is a co-borrower under the New Pulitzer Notes, which eliminated the former Guaranty Agreement made by Pulitzer under the Pulitzer Notes.

Principal Payments

At June 29, 2014, the balance of the New Pulitzer Notes is $32,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2014 payments made, or required to be made for the remainder of the year, under the New Pulitzer Notes are summarized below.

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	10,000	13,000	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	10,000	13,000	—

2013 payments made under the New Pulitzer Notes or Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	17,000
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	17,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,600,000 beginning June 29, 2014), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at June 29, 2014 is $44,955,000.

Further, the New Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the New Pulitzer Notes, interest due under the 2nd Lien Agreement, or accumulation of cash collateral, and that cash flows of Pulitzer are largely segregated from those of the Credit Parties.

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

Debt under the Plan was considered compromised. As a result, the previous 1st lien agreement, previous 2nd lien agreement and Pulitzer Notes were recorded at their respective present values, which resulted in a discount to the stated principal amount totaling $23,709,000. We used the effective rates of the respective debt agreements to discount the debt to its present value. In determining the effective rates, we considered all cash outflows of the respective debt agreements including: mandatory principal payments, interest payments, fees paid to lenders in connection with the refinancing as well as, in the case of the previous 2nd lien agreement, Common Stock issued. The present value was being amortized as a non-cash component of interest expense over the terms of the related debt.

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Unamortized loan fees from previous credit agreements	1,740
Fees paid in cash to lenders, attorneys and others	38,628
Noncash fees paid in the form of additional debt	12,250
Fair value of stock granted to 2nd Lien Lenders	9,576
Present value adjustment	(23,709)
38,485
Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

The refinancing of the Pulitzer Notes with the New Pulitzer Notes resulted in the acceleration of $1,565,000 of the present value adjustment discussed above, which was partially offset by eliminating deferred interest expense of $1,189,000, and the net amount of which was recognized in the 13 weeks ended June 30, 2013. Expenses related to the issuance of the New Pulitzer Notes are capitalized as debt issuance costs and will be amortized until the Pulitzer Debt Satisfaction Date.
We incurred $30,931,000 of fees and expenses related to the 2014 Refinancing, including a $1,750,000 premium (1% of the principal amount) related to the redemption of the previous 2nd lien agreement and $5,000,000 original issue discount on the 1st Lien Term Loan. In addition, at the date of the 2014 Refinancing we had $10,549,000 of unamortized present value adjustments related to the previous 1st lien agreement and previous 2nd lien agreement. We also recognized original issue discount of $16,930,000 on the 2nd Lien Term Loan related to the Warrants. Certain of the unamortized present value adjustments, the new fees and expenses and a portion of the value of the Warrants were charged to expense upon completion of the 2014 Refinancing while the remainder of such costs have been capitalized and are being amortized over the lives of the respective debt agreements. Debt financing costs are summarized as follows:

(Thousands of Dollars)

Prepayment premium - previous 2nd lien agreement	1,750
Unamortized loan fees from previous credit agreements	10,549
Fees paid in cash to arrangers, lenders, attorneys and others	24,181
Original issue discount - 1st Lien Term Loan	5,000
Fair value of Warrants granted to 2nd Lien Lenders	16,930
58,410
Charged to expense as a result of debt extinguishment	20,591
Capitalized debt financing costs	37,819

Amortization of the debt financing costs totaled $1,009,000 in the 13 weeks ended June 29, 2014 and $1,133,000 in the 39 weeks ended June 29, 2014. Amortization of such costs is estimated to total $2,145,000 in 2014, $4,218,000 in 2015, $4,426,000 in 2016, $4,455,000 in 2017 and $4,537,000 in 2018. At June 29, 2014 we have $37,498,000 of unamortized debt financing costs included in other assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 29 2014	September 29 2013	June 29 2014

Revolving Facility	—	—	6.75
1st Lien Term Loan	233,000	—	7.25
Notes	400,000	—	9.50
2nd Lien Term Loan	150,000	—	12.00
New Pulitzer Notes	32,000	63,000	9.00
Previous credit agreements	—	784,500
Unamortized present value adjustment	—	(12,942)
	815,000	834,558
Less current maturities of long-term debt	29,400	19,150
Current amount of present value adjustment	—	(4,779)
Total long-term debt	785,600	820,187

At June 29, 2014, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.3%.

Aggregate maturities of debt total $6,250,000 for the remainder of 2014, $31,400,000 in 2015, $31,400,000 in 2016, $44,200,000 in 2017, $25,000,000 in 2018 and $676,750,000 thereafter.

Liquidity

At June 29, 2014, after consideration of letters of credit, we have approximately $30,005,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 29, 2014 totals $47,763,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 29, 2014.

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

In addition, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. PD LLC also provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Plan assets may also be used to fund medical costs of certain active employees.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Service cost for benefits earned during the period	39	54	117	162
Interest cost on projected benefit obligation	1,999	1,882	5,997	5,646
Expected return on plan assets	(2,483)	(2,459)	(7,449)	(7,377)
Amortization of net loss	106	572	318	1,716
Amortization of prior service benefit	(34)	(34)	(102)	(102)
	(373)	15	(1,119)	45

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Service cost for benefits earned during the period	149	182	447	546
Interest cost on projected benefit obligation	228	281	684	843
Expected return on plan assets	(371)	(368)	(1,113)	(1,104)
Amortization of net gain	(455)	(331)	(1,365)	(993)
Amortization of prior service benefit	(365)	(365)	(1,095)	(1,095)
	(814)	(601)	(2,442)	(1,803)

Amortization of net gains (losses) and prior service benefits are recorded as Compensation in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on our forecast at June 29, 2014, we expect to contribute $730,000 to our pension plans for the remainder of 2014. Based on our forecast at June 29, 2014, we do not expect to contribute to our postretirement plans for the remainder of 2014.

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

Income tax expense related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

	13 Weeks Ended		39 Weeks Ended
(Percent of Income (Loss) Before Income Taxes)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Computed “expected” income tax expense (benefit)	(35.0)	35.0	35.0	35.0
State income taxes (benefit), net of federal tax effect	(3.3)	3.5	3.5	3.4
Dividends received deductions and credits	1.3	(8.4)	(6.5)	(5.9)
Valuation allowance	—	(1.8)	(15.4)	4.2
Domestic production reduction	—	3.4	—	3.4
Resolution of tax matters	3.4	5.0	14.9	2.6
Deferred income tax rate adjustments	—	22.1	13.5	4.8
Other	(0.3)	2.9	3.2	2.0
	(33.9)	61.7	48.2	49.5

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. However, this income was not immediately taxable for U.S. income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we are required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, tax credit carryforwards, and the tax basis in other assets in a total amount equal to the tax gain on the extinguishment of debt.  As a result, in February 2012 we began recognizing additional interest expense deductions for income tax purposes. The 2014 Refinancing accelerated the recognition of the remaining additional interest expense deductions, significantly increasing the 2014 loss for income tax purposes. The reduction in the basis of certain assets also resulted in reduced depreciation and amortization expense for income tax purposes, beginning in 2013.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 29 2014	June 30 2013	June 29 2014	June 30 2013

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	(9,746)	1,795	3,632	11,619
Discontinued operations	—	—	—	(1,247)
	(9,746)	1,795	3,632	10,372
Weighted average common shares	53,627	52,325	53,342	52,305
Less weighted average restricted Common Stock	1,283	500	1,126	500
Basic average common shares	52,344	51,825	52,216	51,805
Dilutive stock options, Warrants and restricted Common Stock	—	213	1,439	107
Diluted average common shares	52,344	52,038	53,655	51,912
Earnings (loss) per common share:
Basic:
Continuing operations	(0.19)	0.03	0.07	0.22
Discontinued operations	—	—	—	(0.02)
	(0.19)	0.03	0.07	0.20
Diluted:
Continuing operations	(0.19)	0.03	0.07	0.22
Discontinued operations	—	—	—	(0.02)
	(0.19)	0.03	0.07	0.20

In the 13 weeks ended June 29, 2014 no stock options or Warrants were considered in the computation of loss per common share. For the 39 weeks ended June 29, 2014, we had 2,107,000 weighted average shares not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 weeks and 39 weeks ended June 30, 2013, we had 1,705,000 and 2,971,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the related stock option exercise prices were in excess of the fair market value of our Common Stock.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 29, 2014 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2013	2,769	2.94
Granted	15	2.99
Exercised	(300)	2.04
Cancelled	(97)	11.88
Outstanding, June 29, 2014	2,387	2.69	6.8	6,120

Exercisable, June 29, 2014	1,796	3.17	6.4	4,260

Total unrecognized compensation expense for unvested stock options as of June 29, 2014 is $438,000, which will be recognized over a weighted average period of 1 year.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 39 weeks ended June 29, 2014.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2013	500	1.31
Granted	801	3.61
Cancelled	(21)	3.61
Outstanding, June 29, 2014	1,280	2.71
Total unrecognized compensation expense for unvested restricted Common Stock at June 29, 2014 is $2,492,000, which will be recognized over a weighted average period of 2 years.

10	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable which consists of the following levels:

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $234,262,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $32,000,000 principal amount of New Pulitzer Notes. At June 29, 2014, based on private market price quotations the fair values were $425,500,000 and $157,406,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor, Berkshire. We are unable, as of June 29, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We will remeasure the liability to fair value each reporting period, with changes reported in earnings. The initial fair value of the Warrants was $16,930,000 and at June 29, 2014, the fair value of the Warrants is $16,351,000. Fair value is determined using the Black-Scholes option pricing model.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. In July 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in the 13 weeks ended June 29, 2014.

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

Under the Plan, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. Previous 2nd lien lenders shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

In connection with the 2nd Lien Term Loan, we entered into the Warrant Agreement. Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of Warrants to purchase, in cash, 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions. The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as a liability in our Consolidated Balance Sheets. We will remeasure the liability to fair value each reporting period, with changes reported in earnings. The initial fair value of the Warrants was $16,930,000. At June 29, 2014, the fair value of the Warrants is $16,351,000.

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

13    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 29, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2013 Annual Report on Form 10-K.

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

We also present selected information for Lee Legacy and Pulitzer. Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer, the Pulitzer Subsidiaries and TNI. See “Selected Lee Legacy Financial Information” and “Selected Pulitzer Financial Information” in Item 2, included herein.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of these requirements is required in 2018. We have not yet determined the potential effects on our Consolidated Financial Statements.

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
Our platforms include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.2 million and 1.5 million, respectively, read by nearly four million people in print;

•	Websites, mobile and tablet products in all of our markets that complement our newspapers and attracted 23.1 million unique visitors in June 29, 2014, with 211.4 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of June 2014, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue.

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

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have still not recovered to pre-recession levels in either nominal or real (inflation-adjusted) terms. Our revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate may influence our future results.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

Due primarily to our stockholders' deficit in 2013 and to the difference between our stock price and the per share carrying value of our net assets in 2011, we analyzed the carrying value of our net assets in 2013 and 2011. Continued deterioration in our revenue and the weak economic environment were also factors in the timing of the analyses.

Table of Contents

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
We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2014, 2013, 2012 and 2011. We recorded deferred income tax benefits related to these charges.

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes. On March 31, 2014, we refinanced all of our other debt in the 2014 Refinancing. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 29, 2014, after consideration of letters of credit, we have approximately $30,005,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 29, 2014 totals $47,763,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At June 29, 2014, the principal amount of our outstanding debt totaled $815,000,000. For the last twelve months ended June 29, 2014, the principal amount of our debt, net of cash and on a pro forma basis for the 2014 Refinancing, is 4.7 times our adjusted EBITDA, compared to a ratio of 4.9 at June 30, 2013.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 29, 2014.

13 WEEKS ENDED JUNE 29, 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 29 2014	June 30 2013	Percent Change

Advertising and marketing services revenue:
Retail	69,507	71,718	(3.1)
Classified:
Employment	9,277	8,824	5.1
Automotive	7,266	8,452	(14.0)
Real estate	4,569	4,864	(6.1)
All other	11,926	12,491	(4.5)
Total classified	33,038	34,631	(4.6)
National	5,268	4,988	5.6
Niche publications and other	2,471	2,607	(5.2)
Total advertising and marketing services revenue	110,284	113,944	(3.2)
Subscription	43,339	43,583	(0.6)
Commercial printing	3,147	3,258	(3.4)
Digital services and other	6,355	6,234	1.9
Total operating revenue	163,125	167,019	(2.3)
Operating expenses:
Compensation	60,330	62,340	(3.2)
Newsprint and ink	9,224	10,471	(11.9)
Other operating expenses	53,840	53,461	0.7
Workforce adjustments	419	945	(55.7)
Cash costs	123,813	127,217	(2.7)
Operating cash flow	39,312	39,802	(1.2)
Depreciation and amortization	12,194	14,869	(18.0)
Loss (gain) on sales of assets, net	9	(112)	NM
Impairment of goodwill and other assets	336	—	NM
Equity in earnings of associated companies	1,836	1,893	(3.0)
Operating income	28,609	26,938	6.2
Non-operating expense, net	(43,002)	(21,805)	97.2
Income (loss) before income taxes	(14,393)	5,133	NM
Income tax expense (benefit)	(4,882)	3,165	NM
Net income (loss)	(9,511)	1,968	NM
Net income attributable to non-controlling interests	(235)	(173)	35.8
Income (loss) attributable to Lee Enterprises, Incorporated	(9,746)	1,795	NM
Other comprehensive loss, net of income taxes	(441)	(93)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(10,187)	1,702	NM
Earnings (loss) per common share:
Basic	(0.19)	0.03	NM
Diluted	(0.19)	0.03	NM

References to the "2014 Quarter" refer to the 13 weeks ended June 29, 2014. Similarly, references to the "2013 Quarter" refer to the 13 weeks ended June 30, 2013.

Total operating revenue decreased $3,894,000, or 2.3%, in the 2014 Quarter, compared to the 2013 Quarter. Excluding the impact of a subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue decreased 3.4%. This reclassification will increase both print subscription revenue and operating expenses, with no impact on operating cash flow or operating income. A table below details the impact of the reclassification on revenue and cash costs.

Advertising and Marketing Services Revenue

In the 2014 Quarter, advertising and marketing services revenue decreased $3,660,000, or 3.2%, compared to the 2013 Quarter. Retail advertising decreased 3.1%. Retail preprint insertion revenue decreased 1.3%. Digital retail advertising on a stand-alone basis increased 5.7%, partially offsetting print declines.

Classified revenue decreased 4.6% in the 2014 Quarter. Employment revenue increased 5.1% while automotive advertising decreased 14.0%, real estate decreased 6.1% and other classified decreased 4.5%. Digital classified revenue on a stand-alone basis increased 13.0%, partially offsetting print declines.

National advertising increased $280,000, or 5.6%. Digital national advertising on a stand-alone basis increased 128.3% due to improved management of national advertising exchanges. Advertising in niche publications and other decreased 5.2%.

On a stand-alone basis, digital advertising and marketing services revenue increased 13.0% to $19,487,000 in the 2014 Quarter, representing 17.7% of total advertising and marketing services revenue. Total digital revenue for the 2014 Quarter, including advertising and marketing services, subscriptions and all other digital business, totaled $23,399,000, an increase of 17.4% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 6.1%.

Subscription and Other Revenue

Subscription revenue decreased $244,000, or 0.6%, in the 2014 Quarter. Excluding the impact of the subscription-related expense reclassification, subscription revenue decreased 4.8%. The reduction was due to decreases in print subscribers, which were partially offset by price increases and increases in digital subscribers.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 23.1 million unique visitors in the month of June 2014, an increase of 10.6% from a year ago, with 211.4 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $111,000, or 3.4%, in the 2014 Quarter. Digital services and other revenue increased $121,000, or 1.9%, in the 2014 Quarter.

Operating Expenses

Cash costs decreased $3,404,000, or 2.7%, in the 2014 Quarter. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 4.1%.

Compensation expense decreased $2,010,000, or 3.2%, in the 2014 Quarter, driven by a decline in average full-time equivalent employees of 3.5%.

Newsprint and ink costs decreased $1,247,000, or 11.9%, in the 2014 Quarter, primarily as a result of a reduction in newsprint volume of 11.9%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $379,000, or 0.7%, in the 2014 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $419,000 and $945,000 in the 2014 Quarter and 2013 Quarter, respectively.

For the full year, 2014 cash costs are expected to decrease 3.0-3.5%, excluding the impact of the subscription-related expense reclassification.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	13 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	Percent Change

Subscription revenue, as reported	43,339	43,583	(0.6)
Adjustment for subscription-related expense reclassification	(1,842)	—	NM
Subscription revenue, as adjusted	41,497	43,583	(4.8)

Total operating revenue, as reported	163,125	167,019	(2.3)
Adjustment for subscription-related expense reclassification	(1,842)	—	NM
Total operating revenue, as adjusted	161,283	167,019	(3.4)

Total cash costs, as reported	123,813	127,217	(2.7)
Adjustment for subscription-related expense reclassification	(1,842)	—	NM
Total cash costs, as adjusted	121,971	127,217	(4.1)

The subscription-related expense reclassification described above also increased revenue and cash costs of MNI and TNI by $468,000, respectively, in the 2014 Quarter.  Such amounts are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 1.2%, to $39,312,000, in the 2014 Quarter compared to $39,802,000 in the 2013 Quarter. Operating cash flow margin increased to 24.1% from 23.8% a year ago, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $34,000, or 0.6%, in the 2014 Quarter. Amortization expense decreased $2,641,000, or 27.7%, in the 2014 Quarter due to impairment charges recorded in 2013. Sales of operating assets resulted in a net loss of $9,000 in the 2014 Quarter compared to a net gain of $112,000 in the 2013 Quarter.

Equity in earnings in associated companies decreased $57,000 in the 2014 Quarter.

The factors noted above resulted in operating income of $28,609,000 in the 2014 Quarter compared to $26,938,000 in the 2013 Quarter. Operating income margin increased to 17.5% from 16.1% a year ago.

Nonoperating Income and Expense

Interest expense decreased $2,337,000, or 10.6%, to $19,654,000 in the 2014 Quarter due to lower debt balances and refinancing of the Pulitzer Notes in May 2013. As a result of the 2014 Refinancing, our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.3% at the end of the 2014 Quarter compared to 9.1% at the end of the 2013 Quarter. Interest expense in the 2013 Quarter also includes $1,216,000 of non-cash amortization of a present value adjustment of debt.

We charged $21,732,000 of debt financing costs to expense and also recorded a $2,300,000 loss related to a litigation settlement in the 2014 Quarter. The litigation settlement is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized income tax benefit of 33.9% of loss before income taxes in the 2014 Quarter and tax expense of 61.7% of income before income taxes in the 2013 Quarter. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, loss attributable to Lee Enterprises, Incorporated totaled $9,746,000 in the 2014 Quarter compared to income of $1,795,000 in the 2013 Quarter. We recorded a loss per diluted common share of $0.19 in the 2014 Quarter and earnings per diluted common share of $0.03 in the 2013 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.11 in the 2014 Quarter, compared to earnings per common share, as adjusted, of $0.06 in the 2013 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 29 2014		June 30 2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(9,746)	(0.19)	1,795	0.03
Adjustments:
Impairment of intangible and other assets	336		—
Litigation settlement	2,300		—
Debt financing and reorganization costs	21,732		468
Amortization of debt present value adjustment	—		1,216
Other, net	(153)		544
	24,215		2,228
Income tax effect of adjustments, net	(8,472)		(763)
	15,743	0.30	1,465	0.03
Income (loss) attributable to Lee Enterprises, Incorporated, as adjusted	5,997	0.11	3,260	0.06

39 WEEKS ENDED JUNE 29, 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 29 2014	June 30 2013	Percent Change

Operating revenue:
Retail	216,591	223,438	(3.1)
Classified:
Employment	24,546	25,165	(2.5)
Automotive	22,309	26,074	(14.4)
Real estate	13,113	13,941	(5.9)
All other	32,683	35,634	(8.3)
Total classified	92,651	100,814	(8.1)
National	18,879	18,327	3.0
Niche publications and other	7,273	7,646	(4.9)
Total advertising and marketing services revenue	335,394	350,225	(4.2)
Subscription	130,744	133,609	(2.1)
Commercial printing	9,170	9,681	(5.3)
Digital services and other	19,295	18,762	2.8
Total operating revenue	494,603	512,277	(3.5)
Operating expenses:
Compensation	181,543	192,505	(5.7)
Newsprint and ink	29,120	33,357	(12.7)
Other operating expenses	161,708	160,929	0.5
Workforce adjustments	925	2,260	(59.1)
Cash costs	373,296	389,051	(4.0)
Operating cash flow	121,307	123,226	(1.6)
Depreciation and amortization	36,410	44,758	(18.7)
Loss (gain) on sales of assets, net	(1,622)	23	NM
Impairment of goodwill and other assets	336	—	NM
Equity in earnings of associated companies	6,348	6,671	(4.8)
Operating income	92,531	85,116	8.7
Non-operating expense, net	(84,241)	(61,262)	37.5
Income from continuing operations before income taxes	8,290	23,854	(65.2)
Income tax expense	3,995	11,805	(66.2)
Income from continuing operations	4,295	12,049	(64.4)
Discontinued operations, net of income taxes	—	(1,247)	NM
Net income	4,295	10,802	(60.2)
Net income attributable to non-controlling interests	(663)	(430)	54.2
Income attributable to Lee Enterprises, Incorporated	3,632	10,372	(65.0)
Other comprehensive loss, net of income taxes	(1,324)	(280)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	2,308	10,092	(77.1)

Income from continuing operations attributable to Lee Enterprises, Incorporated	3,632	11,619	(68.7)

Earnings per common share:
Basic	0.07	0.20	(65.0)
Diluted	0.07	0.20	(65.0)

References to the "2014 Period" refer to the 39 weeks ended June 29, 2014. Similarly, references to the "2013 Period" refer to the 39 weeks ended June 30, 2013.

Total operating revenue decreased $17,674,000, or 3.5%, in the 2014 Period, compared to the 2013 Period. Excluding the impact of the subscription related expense reclassification, operating revenue for the 2014 Period decreased 3.9%.

Advertising and Marketing Services Revenue

In the 2014 Period, advertising and marketing services revenue decreased $14,831,000, or 4.2%, compared to the 2013 Period. Retail advertising decreased 3.1%. Retail preprint insertion revenue decreased 0.7%. Digital retail advertising on a stand-alone basis increased 6.5%, partially offsetting print declines.

Classified revenue decreased 8.1% in the 2014 Period. Employment revenue decreased 2.5% while automotive advertising decreased 14.4%, real estate decreased 5.9% and other classified decreased 8.3%. Digital classified revenue on a stand-alone basis increased 5.7%, partially offsetting print declines.

National advertising increased $552,000, or 3.0%. Digital national advertising on a stand-alone basis increased 128.2% due to improved management of national advertising exchanges. Advertising in niche publications and other decreased 4.9%.

On a stand-alone basis, digital advertising and marketing services revenue increased 11.0%, to $55,498,000, in the 2014 Period, representing 16.5% of total advertising and marketing services revenue. Total digital revenue for the 2014 Period, including advertising and marketing services, subscriptions and all other digital business, totaled $65,486,000, an increase of 14.5% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 6.8%.

Subscription and Other Revenue

Subscription revenue decreased $2,865,000, or 2.1%, in the 2014 Period on an as reported basis. Excluding the impact of the subscription-related expense reclassification, subscription revenue decreased 3.8%. The reduction was due to decreases in print subscribers, which were partially offset by price increases and increases in digital subscribers.

Commercial printing revenue decreased $511,000, or 5.3%, in the 2014 Period. Digital services and other revenue increased $533,000, or 2.8%, in the 2014 Period.

Operating Expenses

Cash costs decreased $15,755,000, or 4.0%, in the 2014 Period. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 4.6%.

Compensation expense decreased $10,962,000, or 5.7%, in the 2014 Period, driven by a decline in average full time equivalent employees of 5.2%.

Newsprint and ink costs decreased $4,237,000, or 12.7%, in the 2014 Period, primarily as a result of a reduction in newsprint volume of 11.8%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $779,000, or 0.5%, in the 2014 Period.

Reductions in staffing resulted in workforce adjustment costs totaling $925,000 and $2,260,000 in the 2014 Period and 2013 Period, respectively.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	39 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	Percent Change

Subscription revenue, as reported	130,744	133,609	(2.1)
Adjustment for subscription-related expense reclassification	(2,242)	—	NM
Subscription revenue, as adjusted	128,502	133,609	(3.8)

Total operating revenue, as reported	494,603	512,277	(3.5)
Adjustment for subscription-related expense reclassification	(2,242)	—	NM
Total operating revenue, as adjusted	492,361	512,277	(3.9)

Total cash costs, as reported	373,296	389,051	(4.0)
Adjustment for subscription-related expense reclassification	(2,242)	—	NM
Total cash costs, as adjusted	371,054	389,051	(4.6)

The subscription-related expense reclassification described above also increased revenue and cash costs of MNI and TNI by $3,021,000, respectively, in the 2014 Period.  Such amounts are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 1.6%, to $121,307,000, in the 2014 Period compared to $123,226,000 in the 2013 Period. Operating cash flow margin increased to 24.5% from 24.1% a year ago reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $423,000, or 2.6%, in the 2014 Period, due primarily to lower levels of capital spending over the last several years. Amortization expense decreased $7,925,000, or 27.7%, in the 2014 Period due to impairment charges recorded in 2013. Sales of operating assets resulted in a net gain of $1,622,000 in the 2014 Period compared to a net loss of $23,000 in the 2013 Period.

Equity in earnings in associated companies decreased $323,000 in the 2014 Period.

The factors noted above resulted in operating income of $92,531,000 in the 2014 Period compared to $85,116,000 in the 2013 Period. Operating income margin increased to 18.7% from 16.6% a year ago.

Nonoperating Income and Expense

Interest expense decreased $7,357,000, or 10.8%, to $61,033,000 in the 2014 Period due primarily to lower debt balances and the refinancing of the Pulitzer Notes in May 2013. Interest expense in the 2014 Period also includes $2,394,000 of non-cash amortization of a present value adjustment of debt compared to $3,932,000 in the 2013 Period.

We charged $21,935,000 of debt financing costs to expense and also recorded a $2,300,000 loss related to a litigation settlement in the 2014 Period. The litigation settlement is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In December 2012, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized income tax expense of 48.2% of income from continuing operations before income taxes in the 2014 Period and 49.5% in the 2013 Period. See Note 7 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $3,632,000 in the 2014 Period compared to $10,372,000 in the 2013 Period. We recorded earnings per diluted common share of $0.07 in the 2014 Period and $0.20 in the 2013 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.40 in the 2014 Period, compared to $0.22 in the 2013 Period. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 29 2014		June 30 2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	3,632	0.07	10,372	0.20
Adjustments:
Impairment of intangible and other assets	336		—
Gain on sale of investment, net	—		(6,909)
Litigation settlement	2,300		—
Debt financing and reorganization costs	21,935		557
Amortization of debt present value adjustment	2,394		3,932
Other, net	424		2,170
	27,389		(250)
Income tax effect of adjustments, net	(9,551)		102
	17,838	0.33	(148)	—
Unusual matters related to discontinued operations	—	—	1,014	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	21,470	0.40	11,238	0.22

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $69,583,000 in the 2014 Period and $56,052,000 in the 2013 Period. We recorded net income of $4,295,000 in the 2014 Period and $10,802,000 in the 2013 Period. Non-cash debt financing costs charged to expense totaled $21,935,000 in the 2014 Period compared to $527,000 in the 2013 Period. Such costs more than offset the decrease in net income in the 2014 Period, as well as a decrease in non-cash depreciation and amortization, resulting in an increase in cash provided by operating activities of continuing operations.

Investing Activities

Cash required for investing activities of continuing operations totaled $6,223,000 in the 2014 Period compared to cash provided by investing activities of continued operations of $616,000 in the 2013 Period. Capital spending totaled $8,204,000 in the 2014 Period and $6,835,000 in the 2013 Period. We received $2,192,000 from sales of assets in the 2014 Period compared to $7,615,000 in the 2013 Period, which includes a $7,093,000 distribution related to the partial sale of assets in a private equity investment.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2014, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities of continuing operations totaled $63,164,000 in the 2014 Period and $73,095,000 in the 2013 Period. Payments of debt financing costs related to the 2014 Refinancing were $31,276,000 in the 2014 Period. Debt reduction accounted for the remaining usage of funds in the 2014 Period and the 2013 Period.

As discussed more fully in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein, in May 2013, we refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we refinanced all of our other debt.

Liquidity

At June 29, 2014, after consideration of letters of credit, we have approximately $30,005,000 available for future use under our revolving credit facility. Including cash, our liquidity at June 29, 2014 totals $47,763,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At June 29, 2014, the principal amount of our outstanding debt totals $815,000,000. For the last twelve months ending June 29, 2014 , the principal amount of our debt, net of cash, is 4.7 times our adjusted EBITDA, compared to a ratio of 4.9 at June 30, 2013.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at June 29, 2014. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 29, 2014.

In 2014, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which has been declared effective. The Shelf will give us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities may be used generally to reduce debt.

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

We expect the Affordable Care Act will be supported by a substantial number of underlying regulations, some of which have not been issued. Recently, certain provisions applicable to employers were temporarily delayed. Accordingly, a complete determination of the impact of the Affordable Care Act cannot be made at this time. However, we expect our future health care costs to increase based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our previous medical plans, such as:

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

Minimum Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined.

INFLATION

General inflation in the United States economy has not been significant for the last several years. Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013	June 29 2014

Advertising and marketing services	110,284	113,944	335,394	350,225	445,709
Subscription	43,339	43,583	130,744	133,609	174,192
Other	9,502	9,492	28,465	28,443	37,165
Total operating revenue	163,125	167,019	494,603	512,277	657,066
Compensation	60,330	62,340	181,543	192,505	243,870
Newsprint and ink	9,224	10,471	29,120	33,357	39,244
Other operating expenses	53,840	53,461	161,708	160,929	213,800
Depreciation and amortization	12,194	14,869	36,410	44,758	47,180
Loss (gain) on sales of assets, net	9	(112)	(1,622)	23	(1,535)
Impairment of goodwill and other assets	336	—	336	—	171,430
Workforce adjustments	419	945	925	2,260	1,344
Total operating expenses	136,352	141,974	408,420	433,832	715,333
Equity in earnings of TNI and MNI	1,836	1,893	6,348	6,671	8,362
Operating income (loss)	28,609	26,938	92,531	85,116	(49,905)
Adjusted to exclude:
Depreciation and amortization	12,194	14,869	36,410	44,758	47,180
Loss (gain) on sale of assets, net	9	(112)	(1,622)	23	(1,535)
Impairment of intangible and other assets	336	—	336	—	171,430
Equity in earnings of TNI and MNI	(1,836)	(1,893)	(6,348)	(6,671)	(8,362)
Operating cash flow	39,312	39,802	121,307	123,226	158,808
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,587	2,770	8,540	9,310	11,009
Adjusted to exclude:
Stock compensation	397	377	1,081	1,109	1,233
Adjusted EBITDA	42,296	42,949	130,928	133,645	171,050
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(2,587)	(2,770)	(8,540)	(9,310)	(11,009)
Add (deduct):
Distributions from TNI and MNI	2,346	3,394	7,654	8,179	10,873
Capital expenditures	(3,309)	(2,136)	(8,204)	(6,835)	(11,109)
Pension contributions	(17)	(5,741)	(722)	(6,016)	(722)
Cash income tax refunds (payments)	6,051	(27)	5,933	(360)	15,419
Unlevered free cash flow	44,780	35,669	127,049	119,303	174,502
Add (deduct):
Financial income	85	134	306	219	387
Interest expense settled in cash	(19,654)	(20,775)	(58,639)	(64,141)	(78,510)
Debt financing costs paid	(31,008)	(666)	(31,276)	(766)	(31,581)
Free cash flow (deficit)	(5,797)	14,362	37,440	54,615	64,798

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013	June 29 2014

Advertising and marketing services	76,148	78,266	231,411	240,241	308,331
Subscription	28,022	27,092	83,499	83,028	110,807
Other	8,330	7,774	24,959	23,446	32,591
Total operating revenue	112,500	113,132	339,869	346,715	451,729
Compensation	45,086	45,457	135,035	139,412	181,094
Newsprint and ink	6,550	7,224	20,623	22,992	27,826
Other operating expenses	28,954	27,741	86,706	85,605	113,869
Depreciation and amortization	8,322	6,837	24,633	20,569	31,314
Loss (gain) on sale of assets, net	8	(98)	(1,643)	52	(1,561)
Impairment of goodwill and other assets	336	—	336	—	859
Workforce adjustments	265	572	436	1,185	796
Total operating expenses	89,521	87,733	266,126	269,815	354,197
Equity in earnings of MNI	790	877	2,232	2,658	3,084
Operating income	23,769	26,276	75,975	79,558	100,616
Adjusted to exclude:
Depreciation and amortization	8,322	6,837	24,633	20,569	31,314
Loss (gain) on sales of assets, net	8	(98)	(1,643)	52	(1,561)
Impairment of intangible and other assets	336	—	336	—	859
Equity in earnings of MNI	(790)	(877)	(2,232)	(2,658)	(3,084)
Operating cash flow	31,645	32,138	97,069	97,521	128,144
Add:
Ownership share of MNI EBITDA (50%)	1,436	1,598	4,110	4,781	5,311
Adjusted to exclude:
Stock compensation	397	377	1,081	1,109	1,233
Adjusted EBITDA	33,478	34,113	102,260	103,411	134,688
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(1,436)	(1,598)	(4,110)	(4,781)	(5,311)
Add (deduct):
Distributions from MNI	1,000	1,850	3,750	4,000	5,000
Capital expenditures	(2,900)	(1,685)	(7,145)	(5,127)	(9,731)
Pension contributions	(17)	—	(17)	—	(17)
Cash income tax refunds (payments)	(199)	(27)	(317)	(360)	(322)
Intercompany charges not settled in cash	(2,099)	(2,146)	(6,297)	(6,438)	(8,255)
Other	(2,000)	—	(2,000)	(2,000)	(2,000)
Unlevered free cash flow	25,827	30,507	86,124	88,705	114,052
Add (deduct):
Financial income	85	134	306	219	387
Interest expense settled in cash	(18,834)	(18,619)	(55,397)	(56,454)	(73,584)
Debt financing costs paid	(31,000)	—	(31,268)	(100)	(31,308)
Free cash flow (deficit)	(23,922)	12,022	(235)	32,370	9,547

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 29 2014	June 30 2013	June 29 2014	June 30 2013	June 29 2014

Advertising and marketing services	34,136	35,678	103,983	109,984	137,378
Subscription	15,317	16,491	47,245	50,581	63,385
Other	1,172	1,718	3,506	4,997	4,574
Total operating revenue	50,625	53,887	154,734	165,562	205,337
Compensation	15,244	16,883	46,508	53,093	62,776
Newsprint and ink	2,674	3,247	8,497	10,365	11,418
Other operating expenses	24,886	25,720	75,002	75,324	99,931
Depreciation and amortization	3,872	8,032	11,777	24,189	15,866
Loss (gain) on sale of assets, net	1	(14)	21	(29)	26
Impairment of goodwill and other assets	—	—	—	—	170,571
Workforce adjustments	154	373	489	1,075	548
Total operating expenses	46,831	54,241	142,294	164,017	361,136
Equity in earnings of TNI	1,046	1,016	4,116	4,013	5,278
Operating income (loss)	4,840	662	16,556	5,558	(150,521)
Adjusted to exclude:
Depreciation and amortization	3,872	8,032	11,777	24,189	15,866
Loss (gain) on sales of assets, net	1	(14)	21	(29)	26
Impairment of intangible and other assets	—	—	—	—	170,571
Equity in earnings of TNI	(1,046)	(1,016)	(4,116)	(4,013)	(5,278)
Operating cash flow	7,667	7,664	24,238	25,705	30,664
Add:
Ownership share of TNI EBITDA (50%)	1,151	1,172	4,430	4,529	5,698
Adjusted EBITDA	8,818	8,836	28,668	30,234	36,362
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,151)	(1,172)	(4,430)	(4,529)	(5,698)
Add (deduct):
Distributions from TNI	1,346	1,544	3,904	4,179	5,873
Capital expenditures	(409)	(451)	(1,059)	(1,708)	(1,378)
Pension contributions	—	(5,741)	(705)	(6,016)	(705)
Cash income tax refunds (payments)	6,250	—	6,250	—	15,741
Intercompany charges not settled in cash	2,099	2,146	6,297	6,438	8,255
Other	2,000	—	2,000	2,000	2,000
Unlevered free cash flow	18,953	5,162	40,925	30,598	60,450
Deduct:
Interest expense settled in cash	(820)	(2,156)	(3,242)	(7,687)	(4,926)
Debt financing costs paid	(8)	(666)	(8)	(666)	(273)
Free cash flow	18,125	2,340	37,675	22,245	55,251

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure and interest rate risk are managed through the use of fixed and floating rate debt. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $2,330,000, based on $233,000,000 of floating rate debt outstanding at June 29, 2014.

Our debt under the 1st Lien Credit Facility is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in June 2014 and our 1.0% minimum rate, LIBOR would need to increase approximately 67 basis points for six month borrowing up to approximately 85 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

At June 29, 2014, approximately 28.6% of the principal amount of our debt is subject to floating interest rates. We regularly evaluate alternatives to hedge the related interest rate risk, but have no hedging instruments in place. Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates.

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

Since January 2014, eastern U.S. newsprint prices remained stable while western U.S. prices declined from their September 2013 increase. Production capacity reductions by North American newsprint producers have partially offset demand and shipment declines to domestic customers. Export shipments from North American producers, which have provided some relief to declining domestic demand, are facing increased competitive pressures from European and Asian producers.

A weakened Canadian dollar has provided increased competitiveness to Canadian producers helping offset input cost pressures and dampening price increase opportunities. An announced capacity reduction in the southern U.S. for September 2014 may have a pricing impact for customers in that region and the southwest.

Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures and the U.S. dollar to Canadian dollar exchange rate. The final extent of future price changes, if any, is subject to negotiations with each newsprint producer.

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

As of June 29, 2014, our fixed rate debt consists of the Notes, 2nd Lien Term Loan, and the New Pulitzer Notes, none of which are traded on an active market and all of which are held by small groups of investors, or Berkshire. Based on private market price quotations available to us, which may not be representative of actual transaction prices, we estimate the fair value of the Notes, 1st Lien Term Loan and 2nd Lien Term Loan to be in a range of 100-109% of the principal amount as of June 29, 2014. We are unable to measure the maximum potential impact on fair value of the New Pulitzer Notes from adverse changes in market interest rates under normal market conditions. The change in value, if determined, could be significant.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. In July 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in the 13 weeks ended June 29, 2014.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	August 8, 2014
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)