Form 10-K
period 2014-09-28
LEE ENTERPRISES, INC
filed 2014-12-12
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 28, 2014
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 30, 2014, such aggregate market value is approximately $224,932,644. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2014. Common Stock, $0.01 par value, 53,759,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2015 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2014", "2013", "2012" and the like refer to the fiscal years ended the last Sunday in September.

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
•Our ability to comply with the financial covenants in our credit facilities;
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

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated is a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 50 daily newspaper markets, across 22 states, are principally midsize or small. Through our paid and unpaid print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our products include:

•
50 daily and 38 Sunday newspapers with print and digital subscribers totaling 1.1 million and 1.4 million, respectively, for the six months ended September 28, 2014, read by nearly four million people in print;

•	Websites and mobile and tablet apps in all of our markets that complement our newspapers and attracted 30.0 million unique visitors in September 2014, with 231.3 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of October 2014, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.
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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in refinancing of our debt that extended the maturity to December 2015 or April 2017. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution.

In May 2013, we refinanced a portion of our debt, extending the maturity to April 2017. In 2014, we completed a long-term, comprehensive refinancing of our remaining debt (the "2014 Refinancing"). Final maturities of our debt have been extended to dates extending from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

Prior to 2014, we experienced significant net losses in all but one year since 2007 due primarily to non-cash charges for impairment of intangible and other assets in 2013, 2011, 2009 and 2008 and reorganization costs in 2012. Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 28, 2014. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 4 and 5 of the Notes to Consolidated Financial Statements, included herein, for additional information.

STRATEGIC INITIATIVES

We are focused on several broad strategic initiatives:

Continue Our Commitment To Provide Critical Local Content

We provide valuable, intensely local and original news and information that, in many cases, we believe our audiences cannot otherwise readily obtain. Our large and talented news and editorial staff provides constant, real-time local news with significant breadth, depth and reliability.

We believe the strength of our brands and the size of our news staff allow us to provide more comprehensive coverage of local news than our competitors in our markets.

Through the efforts of our journalists, we seek to provide information, engagement and leadership that is vital to our communities and critical to our democracy. We believe we stir public awareness, advance ideas, inspire vision, create debate and provoke action. We contribute to community betterment, promote education, foster commerce and help improve quality of life.

Drive Revenue

Revenue is a key imperative among our top priorities. We pursue revenue opportunities by gaining new local advertisers, introducing new products and increasing our share of advertising and marketing services spending from existing customers. Our sales force is larger, and we believe of higher quality, than any local competitor, and we invest heavily in training, especially with respect to our expanding array of digital products.

In 2014, no single advertiser accounted for more than 1.8% of advertising revenue and our top 10 advertisers represented 9.8% of advertising revenue.

Reach A Huge, Attractive Audience Across Multiple Platforms

Based on detailed audience research conducted by a third party on our behalf for January to June 2014, we reached 78% of all adults over the course of a seven day period in 11 selected markets, which include most of our largest strategic business units. More than half of these adults-53%-read our newspapers in print, with 20% being both newspaper readers and visitors to our newspaper digital platforms. Another 12% were exclusive digital users. The remaining 13% primarily used our newspapers to obtain advertising and other information.

Furthermore, there is continuing strength of our audiences across all age groups. Among the 18-29 age group, for example, 39% read our printed newspapers, while 34% accessed our publications by web, mobile or tablet. Another 20% primarily used our newspapers to obtain advertising and other information.

As media use continues to evolve, it is clear that our audiences are moving from one platform to another throughout the day-accessing our content in print, on desktops and laptops, on smartphones and on tablets, using browsers, apps and replica edition viewers. We continue to develop new and innovative ways of reaching our audience wherever they are by, among other things, continually refining content and presentation to maximize the unique and evolving capabilities of each platform.

Increase Monetization Of Our Highly Visited Digital Platforms Through A Full Access Subscription Model

On our digital platforms, we provide news stories 24 hours a day and post regular updates of developing stories, often including video. Customers are able to access our stories digitally on websites, mobile devices and tablets. We offer advertisers a wide array of digital products, including video, digital couponing, behavioral targeting, banner ads and social networking.

In most of our markets, our websites are the leading local digital news source. As with mobile, we have moved quickly to develop applications for tablet computers, and with our mobile audience growth and high advertiser interest we expect mobile and tablet advertising revenue to increase. As new digital technologies emerge, we expect to move rapidly to make our content available through them.

As a result, our digital audience has grown rapidly. Unique visitors to our digital sites increased by 29.2% to 30.0 million in September 2014 compared to 23.2 million in September 2013, while page views have increased by 10.6% to 231.3 million page views in September 2014 compared to 209.1 million page views in September 2013.

We are focused on continually improving the functionality, as well as the look and feel, of all our platforms, providing greater depth of news, information and advertising with easy access. Currently, we are arming our journalists with new tools to give them real-time information about audience engagement on our digital platforms, helping inform their decisions on both presentation and coverage.

Beginning in April 2014, we introduced full access subscriptions in several of our larger markets, and intend to expand this to all markets by June 2015. The full access model provides subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These are offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. The bulk of the impact of this initiative on our revenue and subscriber base will be realized in 2015, with the remainder in 2016.

Offer Innovative Digital Marketing Solutions For Midsize And Small Businesses

Our digital businesses have experienced rapid growth since 2010 after recession-related declines in 2008 and 2009. Digital advertising grew 12.0% in 2014 and reached 18.5% of total advertising and marketing services revenue in the

13 weeks ended September 28, 2014. Total digital revenue in 2014 increased 17.1% over the prior year, and we expect total digital revenue, which represented 13.7% of total operating revenue in 2014, to continue to grow.

In addition to digital advertising, we provide digital marketing services aimed at midsize and small businesses ("SMBs"), including search marketing, social media and reputation management, audience extension, business profiles and website hosting and design. As the needs of our customers have evolved in an increasingly digital world, we have developed and continue to improve on additional marketing services to serve these demands. Lee Local offers SMBs solutions for search engine optimization (“SEO”), local online marketing, social media marketing, video advertising and web design. Lee Local helps to maximize marketing dollars to increase audience, expand brands, and enhance web presence. We believe that these innovative solutions will continue to drive meaningful new opportunities for us to grow our digital marketing revenue.

We have also developed Amplified Digital Solutions, a robust suite of custom digital marketing services that include: SEO amplification, search engine marketing (“SEM”), web and mobile production, social media services and reputation monitoring and management. Amplified Digital Solutions also acts as a full service digital media buying agency that can purchase digital marketing campaigns outside our owned and operated products and platforms for extended audience targeting. In 2014 Amplified Digital Solutions grew by 16.3%.

INN Partners, L.C. ("TownNews"), of which we own 82.5%, provides digital infrastructure and digital publishing services for nearly 1,600 daily and weekly newspapers, along with universities, television stations and niche publications, as well as for us. We believe TownNews represents a powerful opportunity for us to drive additional digital revenue.

We are also a member of the Local Media Consortium (the “Consortium”). The Consortium partners with companies like Google, Yahoo! and other technology companies and service providers aimed at increasing the potential share of new revenue and audience-building programs available to, as well as the quality of information and advertising services available from, Consortium members. The Consortium currently includes more than 55 companies and more than 1,200 local newspapers, as well as television and radio outlets, across the United States.

Aggressively Manage Costs

We have aggressively transformed our business model and carefully controlled our costs to maintain our margins and cash flows. Since 2007, we reduced cash costs(1) of our continuing operations by $297 million, or more than 37%. We regionalized many staff functions, consolidated and/or selectively outsourced printing and ad production, discontinued unprofitable publications, reduced newsprint volume significantly, and sharpened our focus on cost management in all areas. We have reduced personnel while protecting our strengths in news, sales and digital products.

Generate Strong And Stable Free Cash Flow With A Commitment To Reduce Our Debt

Throughout the last economic downturn and subsequent recovery, and during a time of unprecedented transition for our industry, we have posted steady results. Our operating cash flow margins(1) have improved nearly back to pre-recession levels, with modest capital expenditures, and we have continued to generate significant free cash flow(1).

Since 2009, we have dedicated substantially all of our free cash flow to debt repayment, and we intend to continue to use our free cash flow to reduce debt. Our operating cash flow(1) has been relatively stable for the last six years. During that time, we have continued our focus on cost efficiencies while investing in revenue drivers. We believe that our operating cash flow margin(1) of more than 23% in 2014 remains among the highest in the industry.

The principal amount of debt was reduced by a net amount of $42.8 million in 2014. Another $32.0 million, which was borrowed to fund costs of the 2014 Refinancing, was also repaid in 2014. Since 2005, we have reduced debt by $883 million.

(1)     See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

PULITZER

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

The TNI agency agreement (“Agency Agreement”), which remains in effect, has governed the operation since 1940. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Agency Agreement expires in 2040, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each. Star Publishing and Citizen also have a reciprocal right of first refusal to acquire the 50% interest in TNI owned by Citizen and Star Publishing, respectively, under certain circumstances.

MADISON NEWSPAPERS

We own 50% of the capital stock of MNI and 17% of the non-voting common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT.

ADVERTISING AND MARKETING SERVICES

Approximately 67% of our 2014 revenue was derived from advertising and marketing services.

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

Our newspapers, classified and specialty publications, and digital products compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, directories, as well as other information content providers such as digital sites. Competition for advertising is based on audience size and composition, subscription levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of our daily and Sunday newspapers compete with other local daily or weekly newspapers. We believe we capture a substantial share of the total advertising dollars spent in each of our markets.

The number of competitors in any given market varies. However, all of the forms of competition noted above exist to some degree in our markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1, included herein.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 78.2% of adults in our larger markets. Scarborough Research from 2013 ranks the St. Louis Post-Dispatch and STLtoday.com as the market with the third highest combination of newspaper and web reach of the 25 most populated U.S. markets. In 2010, for the first time, we measured use of our daily newspapers by non-readers ("print users").

Audience reach is summarized as follows:

	All Adults
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2012	2013	2014

Print only	52.0	49.6	46.6	43.8	43.4	37.8	36.9	33.1
Print and digital	13.2	16.9	16.4	15.9	16.4	19.6	17.8	20.0
Digital only	4.6	6.1	6.6	8.4	7.9	9.4	10.5	12.1
Total readership	69.8	72.6	69.6	68.1	67.7	66.8	65.2	65.2
Print users (1)	NA	NA	NA	14.9	14.5	14.7	13.9	13.0
Total reach	69.8	72.6	69.6	83.0	82.2	81.5	79.1	78.2

Total print reach (1)	65.2	66.5	63.0	74.6	74.3	72.1	68.6	66.1
Total digital reach	17.8	23.0	23.0	24.3	24.3	29.0	28.3	32.1

	Age 18-29
(Percent, Past Seven Days)	2007	2008	2009	2010	2011	2012	2013	2014

Print only	36.1	38.7	41.0	32.1	33.0	29.4	30.7	20.3
Print and digital	13.8	19.4	16.4	15.6	13.7	20.5	15.6	18.3
Digital only	6.4	9.5	8.3	9.5	11.6	10.7	10.5	15.3
Total readership	56.3	67.6	65.7	57.2	58.3	60.6	56.8	53.9
Print users (1)	NA	NA	NA	21.8	21.1	23.7	22.0	19.5
Total reach	56.3	67.6	65.7	79.0	79.4	84.3	78.8	73.4

Total print reach (1)	49.9	58.1	57.4	69.5	67.8	73.6	68.3	58.1
Total digital reach	20.2	28.9	24.7	25.1	25.3	31.2	26.1	33.6

(1)	Print users were not measured prior to 2010. As a result, print reach in 2010-2014 is not comparable to 2007-2009.
Source:	Lee Enterprises Audience Report, Thoroughbred Research. January-June 2007-2014.
Markets:	11 largest markets in 2008-2014. 2007 data excludes Tucson, AZ and La Crosse, WI.
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, subscriptions and single copy sales are our largest source of revenue. According to Editor and Publisher International Yearbook data as reported by the NAA, nationwide daily newspaper circulation unit sales peaked in 1984 and Sunday circulation unit sales peaked in 1990. For the six months ended September 2014, our daily circulation units, which include TNI and MNI, as measured by the Alliance for Audited Media ("AAM") were 1.1 million and Sunday circulation units were 1.4 million.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence subscriptions. The introduction in 2010, and continued improvement since, of new mobile and tablet applications has positively impacted our digital audiences.

Our enterprises are also focused on increasing the number of subscribers who pay for their subscriptions via automated payment mechanisms, such as credit cards or bank account withdrawals. We have historically experienced higher retention of customers using these payment methods. Other initiatives vary from location to location and are determined principally by management at the local level in collaboration with our senior management. Competition for subscriptions is generally based on the content, journalistic quality and price of the publication.

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

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	150,835		438,058
Arizona Daily Star (3)	azstarnet.com	Tucson, AZ	77,528		124,007
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	77,238		85,324
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	70,732		93,022
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	7,371		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	3,724		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	3,194		—
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	49,737		59,089
Columbus Telegram	columbustelegram.com	Columbus, NE	6,705		7,811
Fremont Tribune	fremonttribune.com	Fremont, NE	6,430		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	4,417		—
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	37,540		39,088
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	36,160		47,308
Muscatine Journal	muscatinejournal.com	Muscatine, IA	4,886		—
Billings Gazette	billingsgazette.com	Billings, MT	32,663		36,884
Central Illinois Newspaper Group
The Pantagraph	pantagraph.com	Bloomington, IL	30,364		34,515
Herald & Review	herald-review.com	Decatur, IL	24,082		38,427
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	10,761		—
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	26,626		29,861
The Post-Star	poststar.com	Glens Falls, NY	23,573		28,001
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	22,739		25,625
Missoula Group
Missoulian	missoulian.com	Missoula, MT	22,222		26,839
Ravalli Republic	ravallinews.com	Hamilton, MT	2,979	(5)	2,979	(5)
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	22,054		30,962
Winona Daily News	winonadailynews.com	Winona, MN	7,631		9,061
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	4,276		4,119
The Journal Times	journaltimes.com	Racine, WI	21,575		24,350
The Southern Illinoisan	thesouthern.com	Carbondale, IL	21,270		26,958
Casper Star-Tribune	trib.com	Casper, WY	20,798		21,026
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	19,130		22,961
The Daily News	tdn.com	Longview, WA	18,536		16,741
The Daily Herald	heraldextra.com	Provo, UT	17,901		26,811
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	17,537		17,306
Elko Daily Free Press	elkodaily.com	Elko, NV	5,174	(5)	—

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)	Sunday

Central Coast Newspapers
Santa Maria Times	santamariatimes.com	Santa Maria, CA	16,121	15,609
The Lompoc Record	lompocrecord.com	Lompoc, CA	2,777	2,877
The Sentinel	cumberlink.com	Carlisle, PA	13,828	11,816
Globe Gazette	globegazette.com	Mason City, IA	12,278	15,894
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	12,248	12,626
The Montana Standard	mtstandard.com	Butte, MT	10,645	10,736
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	11,598	12,168
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	9,524	9,566
Napa Valley Register	napavalleyregister.com	Napa, CA	11,185	11,437
The Times and Democrat	thetandd.com	Orangeburg, SC	9,792	9,641
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	9,145	9,861
The World	theworldlink.com	Coos Bay, OR	7,003	—
The Sentinel	hanfordsentinel.com	Hanford, CA	6,860	—
The Citizen	auburnpub.com	Auburn, NY	6,646	8,224
The Ledger Independent	maysville-online.com	Maysville, KY	5,114	—
Daily Journal	dailyjournalonline.com	Park Hills, MO	4,833	—
			1,057,985	1,447,588

(1)	Source: AAM: Six months ended September 2014, unless otherwise noted. Amounts are not comparable to the prior year period due to changes in AAM measurements
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

EXECUTIVE TEAM

The following table lists our current executive team members:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	67	June 1999	January 2002	Chairman, President and Chief Executive Officer

Joyce L. Dehli	56	August 1987	February 2006	Vice President - News

Paul M. Farrell	59	October 2013	October 2013	Vice President - Digital Sales

Suzanna M. Frank	44	December 2003	March 2008	Vice President - Audience

Astrid J. Garcia	64	December 2006	December 2013	Vice President - Human Resources

James A. Green	48	March 2013	March 2013	Vice President - Digital

Michael R. Gulledge	54	October 1982	September 2012	Vice President - Sales and Marketing

Daniel K. Hayes	69	September 1969	September 2005	Vice President - Corporate Communications

Kevin D. Mowbray	52	September 1986	May 2013	Vice President and Chief Operating Officer

Gregory P. Schermer	60	February 1989	October 2012	Vice President - Strategy

Carl G. Schmidt	58	May 2001	May 2001	Vice President, Chief Financial Officer and Treasurer

Michele Fennelly White	52	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer
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

Ms. Junck and Messrs. Farrell, Green, Gulledge, Mowbray, Schermer and Schmidt have been designated by the Board of Directors as executive officers for United States Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 28, 2014, we had approximately 4,700 employees, including approximately 1,200 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2014 totaled approximately 4,500. We consider our relationships with our employees to be good.
Bargaining units represent 420, or 70%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates through October 2015.
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

Substantially all of our debt was scheduled to mature in April 2012. In January 2012 we used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a comprehensive refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. In May 2013, we again refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the "New Pulitzer Notes") with BH Finance LLC ("Berkshire"), a subsidiary of Berkshire Hathaway, Inc.

On March 31, 2014, we completed the 2014 Refinancing, which includes the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”) among the Company, certain subsidiaries party thereto from time to time (the “Subsidiary Guarantors”), U.S. Bank National Association, as Trustee (the "Notes Trustee"), and Deutsche Bank Trust Company Americas, as Collateral Agent;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

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

At September 28, 2014, after consideration of letters of credit, we have approximately $27,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 28, 2014 totals $44,750,000. This liquidity amount excludes any future cash flows. Our unlevered free cash flow(1) has been stable for the last six years and has exceeded $152,000,000 in each year from 2009 through 2014, but there can be no assurance that such cash flows will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows, which will allow us to maintain an adequate level of liquidity.

At September 28, 2014, the principal amount of our outstanding debt totals $804,750,000. At September 28, 2014, our debt, net of cash, is 4.7 times our 2014 adjusted EBITDA(1), compared to a ratio of 4.8 at September 29, 2013.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, and the New Pulitzer Notes, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lenders to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan and the New Pulitzer Notes, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

(1)     See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 28, 2014.

ECONOMIC CONDITIONS

General Economic Conditions May Continue To Impact Our Revenue And Operating Results

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have recovered slowly in either nominal or real (inflation adjusted) terms. Our revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate, may influence our future results.

OPERATING REVENUE

Our Revenue May Not Return To Historical Levels

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both locally and nationally. Newspaper publishing is both capital and labor intensive and, as a result, newspapers have relatively high fixed costs. Accordingly, changes in advertising revenue could have a disproportionate effect on our results of operations.

Operating revenue in most categories has decreased since 2007 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which has been rising since 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional media to digital media. As media audiences fragment, we expect that advertisers will allocate greater portions of their future budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. If our efforts to adapt to evolving technological developments in the media industry are unsuccessful, or if we fail to correctly anticipate shifts in audience demand and digital media trends, we may be unable to provide the services, media and content that audiences and potential audiences in our markets prefer and we may be unable to provide the returns that our advertisers seek. This increased competition has had, and may continue to have, an adverse effect on our business and financial results. The digital media industry experiences additional competitive challenges because barriers to entry can be low and geographic location is less relevant.

Technological developments also pose other challenges that could adversely affect our revenue and competitive position. New delivery platforms may lead to pricing restrictions and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites and other digital platforms proliferates.

The rates we charge for advertising are, in part, related to the size of the audience of our publications and digital products. There is significant competition for readers and viewers from other media. Our business may be adversely affected to the extent individuals decide to obtain news, entertainment, classified listings and local shopping information from digital or other media, to the exclusion of our outlets for such information.

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. Our retail revenue is also being impacted by the pace of the current economic recovery. For example, a slow recovery in the housing market impacts retail advertising related to home improvement, furniture and home electronics.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by changing advertising trends and the current economic environment. All categories of classified advertising have generally declined since 2007.

See "Advertising and Marketing Services” in Item 1, included herein, for additional information on the risks associated with advertising revenue.

Subscription Revenue

Advertising and subscription revenue is affected by readership of our publications and digital products. Although our aggregate print and digital audience is relatively stable, subscription sales have nonetheless been declining for many years, reflecting general trends in the newspaper industry, including consumer migration toward digital platforms and other media for news and information. The possibility exists that future subscription price increases may be difficult to accomplish or maintain as a result of future declines in subscription sales, and that price decreases may be necessary to retain or grow subscription volume. We are maintaining our share of audience through digital audience growth and strong newspaper readership.

In addition, as audience attention increasingly focuses on digital media, circulation of our newspapers may be adversely affected, which may decrease subscription revenue and exacerbate declines in print advertising. We face increasing competition from other digital sources for subscription revenue. This competition has intensified as a result of the continued development of digital media technologies. To maintain our subscription base, we may be required to incur additional costs that we may not be able to recover through subscription and advertising revenue. We may not be able to achieve a profitable balance between subscription levels and advertising revenue. In addition, if we are not successful in growing our digital businesses, including digital subscription revenue, to offset declines in revenue from our print products, our business, financial condition and prospects will be adversely affected.

In 2011, we began introducing charges for digital content using a metered model in certain of our markets that ended free, unlimited access to our newspapers’ websites. In 2014, we began the transition of our subscriptions to full digital access, including desktop, mobile and tablet. If we are not successful in the implementation of this strategy, our ability to produce anticipated subscription revenue and sustain our print and/or digital audiences may be negatively impacted. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate digital infrastructure, terms of delivery platforms and other factors. In addition, the price increase may result in fewer page views or unique visitors to our digital platforms if viewers are unwilling to pay to gain access to our digital content. Stagnation, or a decline in traffic levels, may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.

See "Audiences” in Item 1, included herein, for additional information on the risks associated with subscription revenue.

If We Are Not Successful In Growing And Managing Our Digital Business, Our Business, Financial Condition, Results Of Operations And Prospects Could Be Adversely Affected

Our future growth depends to a significant degree upon the development and management of our digital business. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:

•	Continue to increase digital audiences;

•	Attract advertisers to our digital platforms;

•	Maintain or increase the advertising rates on our digital platforms;

•

•	Exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services;

•	Invest funds and resources in digital opportunities; and

•	Partner with, or use services from, providers that can assist us in effectively growing our digital business.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenue. In 2014, total digital revenue (including revenue from digital subscriptions) comprised 13.7% of total revenue, as compared to 11.4% in 2013. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

•	Continuing training of our sales force to more effectively sell advertising in the digital advertising arena versus our historical print advertising business;

•	Attracting and retaining employees with skill sets and the knowledge base needed to successfully operate our digital business; and

•	Managing the transition to a digital business from a historically print-focused business.

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs of our continuing operations (compensation, newsprint and ink, other operating expenses and workforce adjustments) by $297 million, or more than 37%, since 2007. Such expense reductions are not expected to significantly impact our ability to deliver advertising, news or other content to our customers. As a result of the significant reductions of our cost structure we have achieved since 2007, future cost reductions will be more difficult to accomplish.

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

We May Incur Additional Non-Cash Impairment Charges

We have significant amounts of goodwill and identified intangible assets. Since 2007 we have recorded impairment charges totaling almost $1.3 billion to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. Such charges would not impact our cash flows or debt covenant compliance. See “Critical Accounting Policies” in Item 7, included herein, for additional information on the risks associated with such assets.

Sustained Increases In Funding Requirements Of Our Pension and Postretirement Obligations
May Reduce The Cash Available For Our Business

Pension liabilities, net of plan assets, totaled $50.2 million at September 28, 2014. Contributions to pension plans are expected to total $3.8 million in 2015. At September 28, 2014, the assets of our postretirement plans exceeded plan liabilities by $14.1 million.

Our pension and postretirement plans invest in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2008 and thereafter. Future volatility and disruption in the securities markets could cause declines in the values of our pension assets. In addition, a decrease in the discount rates used to determine the liability for obligations could result in increased future contributions. If either occurs, we may need to make additional cash contributions above what is currently estimated, which could reduce the cash available for our business. Moreover, under the Pension Protection Act of 2006 (the "PPA"), future losses of asset value may necessitate accelerated funding of pension plans in the future to meet minimum federal statutory requirements. Legislation passed in 2012 and 2014 temporarily reduced funding requirements for our pension plans, but those payments will eventually need to be restored unless discount rates and/or plan assets increase.

In October 2014, the Society of Actuaries released new mortality tables. The new tables generally result in increases in life expectancy. We used the new mortality tables to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18.5 million, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

We May Be Subject To Withdrawal Liability In Connection With Certain Multiemployer Pension Plans, Which May Reduce The Cash Available For Our Business

Pursuant to our collective bargaining obligations, we contribute to three multiemployer pension plans on behalf of certain of our employees. Based on the most recent communications from the plans’ administrators, two of these plans are currently in “critical” status, as that term is used in relation to such plans under the PPA. For plans that are in critical status, benefit reductions may apply and/or we could be required to make additional contributions.

If, we were to withdraw from one of these plans or trigger a partial withdrawal due to declines in contribution base units, and the plan had unfunded vested benefits at the time of our withdrawal or partial withdrawal, we could owe the plan significant withdrawal liability, which could reduce the cash available for our business.

EQUITY CAPITAL

A Decrease In Our Stock Price May Limit The Ability To Trade Our Stock
Or For The Company To Raise Equity Capital

Under the NYSE listing standards, if our common stock fails to maintain an adequate per share price and our total market capitalization falls below $50.0 million, our common stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE notified us that our common stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our common stock was allowed to continue to be listed during a cure period. In February 2012, after completing our debt refinancing, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards. However, there can be no assurance that we will continue to be able to meet these listing standards, and the removal of our common stock from the NYSE could adversely affect our ability to raise equity capital.

OTHER

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In 2014, 17.0% of our advertising and marketing services revenue was obtained from digital advertising, primarily on our digital platforms, and one of our businesses provides digital infrastructure and digital publishing services for other companies.

We use computers in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage. We have preventive systems and processes in place to protect against the risk of cyber incidents. However, the techniques used to obtain unauthorized access and to disable systems and websites change frequently and may be difficult to detect for long periods of time. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks. Prolonged system outages or a cyber incident that goes undetected could reduce our print and/or digital revenue, increase our operating costs, disrupt our operations, harm our reputation, lead to legal exposure to customers and/or subject us to liability under laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be sufficient with respect to any given incident.

We May Not Be Able To Protect Our Intellectual Property Rights, Which May Adversely Affect Our Business

Our business depends on our intellectual property, including our valuable brands and content. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Unauthorized parties may attempt to copy or otherwise obtain and use our content or infringe upon, dilute, reproduce, misappropriate or otherwise violate our intellectual property. There can be no assurance that the steps we have taken to protect our proprietary rights will be successful in any given case.

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

Information related to St. Louis facilities at September 28, 2014 is as follows:

(Square Feet)	Owned	Leased

PD LLC	749,000	6,000
Suburban Journals	36,000	17,000

Nearly 40% of our daily newspapers, as well as many of our nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

Our newspapers and other publications have formal or informal backup arrangements for printing in the event of a disruption in production capability.

ITEM 3. LEGAL PROCEEDINGS

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and requested punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. In July 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in 2014.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NYSE. In March 2011, in accordance with sunset provisions established in 1986, we effected conversion of all outstanding shares of Class B Common Stock to Common Stock. The table below includes the high and low prices of Common Stock for each calendar quarter during the past three years and the closing price at the end of each quarter.

	Quarter Ended
(Dollars)	December	March	June	September

2014
High	3.92	5.42	4.78	4.72
Low	2.60	3.30	3.81	3.24
Closing	3.47	4.47	4.45	3.38

2013
High	1.75	1.48	2.18	3.20
Low	1.10	1.15	1.21	2.03
Closing	1.14	1.27	2.04	2.70

2012
High	0.91	1.73	1.99	1.67
Low	0.49	0.69	1.07	1.15
Closing	0.70	1.28	1.62	1.48

Under the NYSE listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over the counter market. In July 2011, the NYSE notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock was allowed to continue to be listed during a cure period. In February 2012, after completing our debt refinancing, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards.

At September 28, 2014, we had 6,647 holders of record of our Common Stock.

Our debt agreements generally limit our ability to pay dividends and repurchase Common Stock unless in each case no default has occurred and we have satisfied certain financial measurements. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 30, 2014 (with September 30, 2009 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2009 in stock of the Company, the Old Peer Group Index, New Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2009	2010	2011	2012	2013	2014

Lee Enterprises, Incorporated	100.00	97.45	28.36	53.82	96.00	122.91
Old Peer Group Index	100.00	95.69	74.89	116.59	184.50	203.00
New Peer Group Index	100.00	102.93	78.19	142.03	216.07	232.69
S&P 500 Stock Index	100.00	110.16	111.42	145.07	173.13	207.30

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The New Peer Group Index is comprised of six U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The New Peer Group Index includes A.H. Belo Corp., Gannett, Journal Communications, Inc., The McClatchy Company, The New York Times Company and The E.W. Scripps Company. Graham Holdings Company (formerly known as The Washington Post Company) which is included in the Old Peer Group Index, has been excluded from the New Peer Group Index due to the sale of its publishing business in 2014.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2014	2013	2012	2011	2010

OPERATING RESULTS (1) (2)

Operating revenue	656,697	674,740	706,921	723,221	743,927
Operating expenses, excluding depreciation, amortization, and impairment of intangible and other assets	501,642	514,013	544,204	560,729	575,659
Depreciation and amortization	48,511	55,527	65,191	69,244	71,086
Loss (gain) on sales of assets, net	(1,338)	110	(52)	252	—
Impairment of intangible and other assets (3)	2,980	171,094	1,388	204,289	899
Curtailment gains	—	—	—	16,137	45,012
Equity in earnings of associated companies	8,297	8,685	7,231	6,151	7,746
Reduction in investment in TNI (3)	—	—	—	11,900	—
Operating income (loss)	113,199	(57,319)	103,421	(100,905)	149,041
Financial income	385	300	236	296	411
Interest expense	(79,724)	(89,447)	(83,078)	(52,696)	(63,117)
Debt financing costs	(22,927)	(646)	(2,823)	(12,612)	(8,514)

Income (loss) from continuing operations	7,671	(76,478)	(13,381)	(145,156)	47,326
Discontinued operations, net of income taxes	—	(1,246)	(2,918)	(1,525)	(1,148)
Net income (loss)	7,671	(77,724)	(16,299)	(146,681)	46,178

Income (loss) attributable to Lee Enterprises, Incorporated	6,795	(78,317)	(16,698)	(146,868)	46,105

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	6,795	(77,071)	(13,780)	(145,343)	47,253

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	0.13	(1.49)	(0.28)	(3.24)	1.06
Discontinued operations	—	(0.02)	(0.06)	(0.03)	(0.03)
	0.13	(1.51)	(0.34)	(3.27)	1.03

Diluted:
Continuing operations	0.13	(1.49)	(0.28)	(3.24)	1.05
Discontinued operations	—	(0.02)	(0.06)	(0.03)	(0.03)
	0.13	(1.51)	(0.34)	(3.27)	1.03

Weighted average common shares:
Basic	52,273	51,833	49,261	44,847	44,555
Diluted	53,736	51,833	49,261	44,847	44,955

BALANCE SHEET INFORMATION (End of Year)

Total assets	811,275	827,705	1,061,136	1,158,248	1,440,116
Debt, including current maturities (4)	804,750	847,500	945,850	994,550	1,081,590
Debt, net of cash, restricted cash and investments (4)	787,605	829,938	931,930	966,023	1,052,545
Stockholders' equity (deficit)	(178,253)	(170,350)	(114,633)	(101,346)	56,823

(1)	Results of discontinued operations have been restated for all periods presented.

(2)	2012 includes 53 weeks of business operations. All other years include 52 weeks.

(3)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2014	2013	2012	2011	2010

Continuing operations:
Goodwill	—	—	—	186,281	—
Non-amortized intangible assets	1,936	1,567	—	13,109	—
Amortizable intangible assets	—	169,041	—	4,199	—
Property and equipment	1,044	486	1,388	700	899
	2,980	171,094	1,388	204,289	899
Reduction in investment in TNI	—	—	—	11,900	—
	2,980	171,094	1,388	216,189	899

Discontinued operations	—	—	3,606	850	2,391

(4)	Principal amount of debt, excluding fair value adjustments. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 28, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

The non-GAAP financial measures we use are defined as follows:

Adjusted EBITDA is defined as operating income (loss), plus depreciation, amortization, impairment charges, stock compensation and our 50% share of EBITDA from associated companies, minus equity in earnings of associated companies and curtailment gains.

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

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization and impairment charges, minus equity in earnings of associated companies and curtailment gains. Operating cash flow margin is defined as operating cash flow divided by operating revenue. The terms operating cash flow and EBITDA are used interchangeably.

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

We also present comparable 52 week results, which are defined as 2014 and 2013 results on a reported basis compared to 2012 results on a 52 week basis excluding the extra week of operations.

Tables reconciling operating cash flow, adjusted EBITDA, unlevered free cash flow and free cash flow to operating income (loss), the most directly comparable measure under GAAP, are set forth in Item 7, included herein, under the caption "Selected Consolidated Financial Information".

Reconciliations of adjusted income (loss) and adjusted earnings (loss) per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 7, included herein, under the caption “Overall Results”.

The subtotals of operating expenses representing cash costs can be found in tables in Item 7, included herein, under the captions “2014 vs. 2013” and “2013 vs. 2012”.

We also present selected information for Lee Legacy and Pulitzer. Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer and TNI. See "Selected Lee Legacy Financial Information, and "Selected Pulitzer Financial Information" in Item 7, included herein.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other non-amortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is normally made in the last fiscal quarter of each year.

We analyze goodwill and other non-amortized intangible assets for impairment more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. Fair value is allocated to our assets and liabilities to determine an implied goodwill fair value. A non-cash impairment charge will generally be recognized when the book value of goodwill exceeds its implied fair value.

Should we determine that a non-amortized intangible asset impairment is more likely than not, we make a determination of the individual asset's fair value. Fair value is determined using the relief from royalty method, which estimates fair value based upon appropriate royalties of future revenue discounted to their present value. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of such asset.

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

In 2014 and 2012, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2013, we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was in excess of its carrying value. As a result no goodwill impairment was recorded.

In 2014 and 2013, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. In 2013 we determined that the cash flows from amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded non-cash charges to reduce the carrying values of such assets to fair value. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2014, 2013 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2014	2013	2012

Continuing operations:
Non-amortized intangible assets	1,936	1,567	—
Amortizable intangible assets	—	169,041	—
Property and equipment	1,044	486	1,388
	2,980	171,094	1,388

Discontinued operations	—	—	3,606

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

In October 2014, the Society of Actuaries released new mortality tables. The new tables generally result in increases in life expectancy. We used the new mortality tables to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18.5 million, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

Income Taxes

Deferred income taxes are provided using the asset and liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred income tax assets will not be realized through future income. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital platform. Subscription revenue is recorded over the print or digital subscription term or as newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of these requirements is required in 2018. We have not yet determined the potential impact on our Consolidated Financial Statements.

In August 2014, the FASB issued a new going concern standard. The new standard changes the period that companies use to evaluate their ability to meet obligations to a look-forward period of one year from the financial statement issuance date, from one year from the balance sheet date. The new standard also changes disclosure requirements. The adoption of the new standard is required in 2017. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements, taken as a whole.

CONTINUING OPERATIONS

2014 vs. 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2014	2013	Percent Change
	52 Weeks	52 Weeks
Advertising and marketing services revenue:
Retail	282,407	292,417	(3.4)
Classified:
Employment	33,123	33,560	(1.3)
Automotive	29,547	34,424	(14.2)
Real estate	17,699	18,862	(6.2)
All other	44,298	47,197	(6.1)
Total classified	124,667	134,043	(7.0)
National	24,867	23,999	3.6
Niche publications and other	10,060	10,081	(0.2)
Total advertising and marketing services revenue	442,001	460,540	(4.0)
Subscription	176,826	177,056	(0.1)
Commercial printing	12,050	12,625	(4.6)
Other	25,820	24,519	5.3
Total operating revenue	656,697	674,740	(2.7)
Compensation	243,054	254,831	(4.6)
Newsprint and ink	37,994	43,481	(12.6)
Other operating expenses	219,329	213,021	3.0
Workforce adjustments	1,265	2,680	(52.8)
Cash costs	501,642	514,013	(2.4)
Operating cash flow	155,055	160,727	(3.5)
Depreciation	20,920	21,302	(1.8)
Amortization	27,591	34,225	(19.4)
Loss (gain) on sales of assets, net	(1,338)	110	NM
Impairment of intangible and other assets	2,980	171,094	(98.3)
Equity in earnings of associated companies	8,297	8,685	(4.5)
Operating income (loss)	113,199	(57,319)	NM
Non-operating expense, net	(99,238)	(81,904)	21.2
Income (loss) from continuing operations before income taxes	13,961	(139,223)	NM
Income tax expense (benefit)	6,290	(62,745)	NM
Income (loss) from continuing operations	7,671	(76,478)	NM
Discontinued operations, net of income taxes	—	(1,246)	NM
Net income (loss)	7,671	(77,724)	NM
Net income attributable to non-controlling interests	(876)	(593)	47.7
Income (loss) attributable to Lee Enterprises, Incorporated	6,795	(78,317)	NM
Other comprehensive income (loss), net	(17,497)	21,101	NM
Comprehensive loss	(10,702)	(57,216)	(81.3)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	6,795	(77,071)	NM

Earnings (loss) per common share:
Basic	0.13	(1.51)	NM
Diluted	0.13	(1.51)	NM

Total revenue decreased approximately 2.7% in 2014 compared to the prior year on a reported basis. Excluding the impact of a subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue decreased 3.7%. The reclassification will increase both print subscription revenue and operating expenses, with no impact on operating cash flow or operating income. Certain delivery expenses were previously reported as a reduction of revenue. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

2014 advertising and marketing services revenue decreased $18,539,000, or 4.0%, compared to 2013. Retail advertising decreased 3.4%. Retail preprint insertion revenue decreased 1.7%. Digital retail advertising on a stand alone basis increased 8.1%, partially offsetting print declines.

Classified revenue decreased 7.0% in 2014. Employment revenue decreased 1.3% while automotive advertising decreased 14.2%, real estate decreased 6.2% and other classified decreased 6.1%. Digital classified revenue on a stand-alone basis increased 7.6%, partially offsetting print declines.

National advertising increased $868,000, or 3.6% on a reported basis. Digital national advertising on a stand-alone basis increased 96.2%. Advertising in niche publications and other decreased 0.2%.

On a stand-alone basis, digital advertising and marketing services revenue increased 12.0%, to $75,179,000, in 2014, representing 17.0% of total advertising and marketing services revenue. Total digital revenue for 2014, including advertising and marketing services, subscriptions and all other digital business, totaled $90,198,000, an increase of 17.1% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 6.8%.

Subscription and Other Revenue

2014 subscription revenue decreased $230,000, or 0.1%, compared to 2013 on a reported basis. The decreases are primarily due to decreases in print subscribers partially offset by price increases, increases in digital subscribers and the subscription-related expense reclassification.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.1 million for the six months ended September 2014, as measured by the AAM. Sunday circulation totaled 1.4 million. Amounts are not comparable to the prior year period due to changes in AAM measurements.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 30.0 million unique visitors in the month of September 2014, an increase of 29.2% from September 2013, with 231.3 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $575,000, or 4.6% in 2014. Other revenue increased $1,301,000, or 5.3%, in 2014.

Operating Expenses

Cash costs decreased $12,371,000, or 2.4%, in 2014 compared to 2013. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 3.7%, exceeding our published guidance of a decrease of 3.0-3.5%.

Compensation expense decreased $11,777,000, or 4.6%, in 2014, driven by a decline in average full-time equivalent employees of 4.8%.

Newsprint and ink costs decreased $5,487,000, or 12.6%, in 2014, primarily as a result of a reduction in newsprint volume of 11.5%. See “Commodities” in Item 7A, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $6,308,000, or 3.0%, in 2014, due to the subscription-related expense reclassification.

Reductions in staffing resulted in workforce adjustment costs totaling $1,265,000 and $2,680,000 in 2014 and 2013, respectively.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

(Thousands of Dollars)	2014	2013	Percent Change

Subscription revenue, as reported	176,826	177,056	(0.1)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Subscription revenue, as adjusted	170,119	177,056	(3.9)

Total operating revenue, as reported	656,697	674,740	(2.7)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Total operating revenue, as adjusted	649,990	674,740	(3.7)

Other operating expenses, as reported	219,329	213,021	3.0
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Other operating expenses, as adjusted	212,622	213,021	(0.2)

Total cash costs, as reported	501,642	514,013	(2.4)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Total cash costs, as adjusted	494,935	514,013	(3.7)

Approximately $6,246,000, or 93.1% of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $461,000, or 6.9% impacts Pulitzer. The subscription-related expense reclassification also increased both revenue and cash costs of MNI by $4,500,000 in 2014 and is not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 3.5%, to $155,055,000, in 2014 compared to $160,727,000 in 2013. Operating cash flow margin decreased to 23.6% in 2014 from 23.8% in 2013, reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses and the impact of the subscription-related expense reclassification.

Depreciation expense decreased $382,000, or 1.8%, in 2014 and amortization expense decreased $6,634,000, or 19.4%, in 2014 due to full amortization of certain assets in prior years and impairment charges in the prior year.

In 2014 and 2013, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets.

In 2013 we determined that the cash flows from certain amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded a non-cash charge to reduce their carrying values of such assets to fair value. We also recorded pre-tax, non-cash charges to reduce the carrying value of property and equipment in 2014 and 2013. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2014	2013

Continuing operations:
Non-amortized intangible assets	1,936	1,567
Amortizable intangible assets	—	169,041
Property and equipment	1,044	486
	2,980	171,094

Equity in earnings in associated companies decreased $388,000 in 2014.

The factors noted above resulted in operating income of $113,199,000 in 2014, compared to an operating loss of $57,319,000 in 2013. Operating income margin increased to 17.2% from a deficit of 8.5% a year ago.

Non-operating Income and Expense

Interest expense decreased $9,723,000, or 10.9%, to $79,724,000 in 2014 due primarily to lower debt balances and the refinancing of the Pulitzer Notes in May 2013. Interest expense in 2014 also includes $2,394,000 of non-cash amortization of a present value adjustment of debt compared to $5,117,000 in 2013.

We charged $22,927,000 of debt financing costs to expense and also recorded a $2,300,000 loss related to a litigation settlement in 2014. The litigation settlement is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As more fully discussed in Note 5 of the Notes to Consolidated Financial Statements, included herein (and certain capitalized terms used below defined), in connection with the 2014 Refinancing, we issued Warrants, which were recorded at fair value and are included in other liabilities in our Consolidated Balance Sheets. We remeasure the related liability to fair value each reporting period. Due to the decrease in the price of our Common Stock since March 31, 2014, we recorded non-operating income of $6,122,000 related to the decrease in the value of the Warrants in 2014.

In 2013, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Overall Results

We recognized income tax expense of 45.1% of income from continuing operations before income taxes in 2014 and income tax benefit of 45.1% of loss from continuing operations before income taxes in 2013. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated (which includes discontinued operations) totaled $6,795,000 in 2014 compared to a loss of $78,317,000 in 2013. We recorded earnings per diluted common share of $0.13 in 2014 and a loss per diluted common share of $1.51 in 2013. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.41 in 2014, compared to $0.47 in 2013. Per share amounts may not add due to rounding.

	2014		2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	6,795	0.13	(78,317)	(1.51)
Adjustments:
Impairment of intangible and other assets	2,980		171,094
Gain on sales of investments, net	—		(6,909)
Debt financing and reorganization costs	22,927		646
Other, net	891		7,828
	26,798		172,659
Income tax effect of adjustments, net	(11,487)		(70,991)
	15,311	0.28	101,668	1.96
Unusual matters related to discontinued operations	—	—	1,014	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	22,106	0.41	24,365	0.47

2013 vs. 2012

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2013	2012	Percent Change
	52 Weeks	53 Weeks
Operating revenue:
Retail	292,417	307,226	(4.8)
Classified:
Employment	33,560	36,911	(9.1)
Automotive	34,424	39,054	(11.9)
Real estate	18,862	20,805	(9.3)
All other	47,197	51,837	(9.0)
Total classified	134,043	148,607	(9.8)
National	23,999	29,506	(18.7)
Niche publications and other	10,081	10,224	(1.4)
Total advertising and marketing services revenue	460,540	495,563	(7.1)
Subscription	177,056	173,971	1.8
Commercial printing	12,625	12,731	(0.8)
Other	24,519	24,656	(0.6)
Total operating revenue	674,740	706,921	(4.6)
Compensation	254,831	274,427	(7.1)
Newsprint and ink	43,481	51,635	(15.8)
Other operating expenses	213,021	213,502	(0.2)
Workforce adjustments	2,680	4,640	(42.2)
Cash costs	514,013	544,204	(5.5)
Operating cash flow	160,727	162,717	(1.2)
Depreciation	21,302	23,495	(9.3)
Amortization	34,225	41,696	(17.9)
Loss (gain) on sales of assets, net	110	(52)	NM
Impairment of intangible and other assets	171,094	1,388	NM
Equity in earnings of associated companies	8,685	7,231	20.1
Operating income (loss)	(57,319)	103,421	NM
Non-operating expense, net	(81,904)	(88,198)	(7.1)
Income (loss) from continuing operations before reorganization costs and income taxes	(139,223)	15,223	NM
Reorganization costs	—	37,765	NM
Loss from continuing operations before income taxes	(139,223)	(22,542)	NM
Income tax benefit	(62,745)	(9,161)	NM
Loss from continuing operations	(76,478)	(13,381)	NM
Discontinued operations, net of income taxes	(1,246)	(2,918)	(57.3)
Net loss	(77,724)	(16,299)	NM
Net income attributable to non-controlling interests	(593)	(399)	48.6
Loss attributable to Lee Enterprises, Incorporated	(78,317)	(16,698)	NM
Other comprehensive loss, net	21,101	(7,348)	NM
Comprehensive loss	(57,216)	(24,046)	NM

Loss from continuing operations attributable to Lee Enterprises, Incorporated	(77,071)	(13,780)	NM

Loss per common share:
Basic	(1.51)	(0.34)	NM
Diluted	(1.51)	(0.34)	NM

Because of period accounting, year-over-year comparisons are distorted. 2012 included an additional week of business activity, which added both revenue and operating expenses in comparison with 2013. The table below summarizes certain key 2013 financial results on a comparable basis, excluding the extra week of operations in 2012:

(Thousands of Dollars)	2013	2012	Percent Change
	52 Weeks	52 Weeks
Advertising and marketing services revenue	460,540	487,023	(5.4)
Total digital revenue	77,027	72,108	6.8
Subscription revenue	177,056	170,740	3.7
Total operating revenue	674,740	694,596	(2.9)
Operating expenses, excluding depreciation, amortization and unusual matters	511,333	531,170	(3.7)
Operating cash flow	160,727	158,841	1.2
Adjusted EBITDA	173,766	170,315	2.0
Operating income (loss)	(57,319)	99,371	NM

Unless otherwise noted, the comparisons below are presented on a reported basis.

Excluding the additional week of operations in 2012, total revenue decreased approximately 2.9% in 2013 compared to the prior year. 2013 total operating revenue decreased 4.6% compared to 2012 a reported basis.

Advertising and Marketing Services Revenue

Excluding the extra week of operations in 2012, 2013 advertising and marketing services revenue decreased 5.4% compared to 2012. On a reported basis, 2013 advertising and marketing services revenue decreased $35,023,000, or 7.1%, compared to 2012. Retail advertising decreased 4.8%. Retail preprint insertion revenue decreased 0.3%. Digital retail advertising on a stand-alone basis increased 4.5%, partially offsetting print declines.

Classified revenue decreased 9.8% in 2013. Employment revenue decreased 9.1% while automotive advertising decreased 11.9%, real estate decreased 9.3% and other classified decreased 9.0%. Digital classified revenue on a stand-alone basis increased 1.4%, partially offsetting print declines.

National advertising decreased $5,507,000, or 18.7% in 2013. Digital national advertising on a stand-alone basis decreased 16.8%. Advertising in niche publications and other decreased 1.4%.

On a stand-alone basis, digital advertising and marketing services revenue increased 2.3% in 2013, representing 14.6% of total advertising and marketing services revenue. Year-over-year total digital advertising has been rising steadily since December 2009. Print advertising and marketing services revenue on a stand-alone basis decreased 8.5% in 2013.

Subscription and Other Revenue

Excluding the extra week of operations in 2012, 2013 subscription revenue increased 3.7% compared to 2012. On a reported basis, 2013 subscription revenue increased $3,085,000, or 1.8%, compared to 2012, primarily due to price increases and increases in digital subscribers, which were partially offset by decreases in print subscribers.

Our average daily newspaper circulation units, including TNI and MNI, as measured by the AAM, decreased 3.6% and Sunday circulation increased 7.3% for the six months ended September 2013 compared to the six months ended September 2012. Amounts are not comparable to the prior year period due to changes in AAM measurements.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 23.2 million unique visitors in the month of September 2013, an increase of 2.7% from September 2012, with 209.1 million page views.

Commercial printing revenue decreased $106,000, or 0.8%, in 2013. Other revenue decreased $137,000, or 0.6%, in 2013.

Operating Expenses

Excluding the extra week of operations in 2012, 2013 cash costs excluding unusual matters decreased 3.7% compared to 2012. On a reported basis, 2013 operating expenses excluding depreciation, amortization and unusual matters decreased $28,231,000, or 5.2%, compared to 2012.

Compensation expense decreased $19,596,000.0, or 7.1% , in 2013, driven by a decline in average full time equivalent employees of 8.3%.

Newsprint and ink costs decreased $8,154,000, or 15.8%, in 2013 as a result of a reduction in newsprint volume of 13.6%. See“Commodities” in Item 7A, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, decreased $481,000, or 0.2%, in 2013.

Reductions in staffing resulted in workforce adjustment costs, primarily severance, totaling $2,680,000 and $4,640,000 in 2013 and 2012, respectively.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 1.2%, to $160,727,000, in 2013 compared to $162,717,000 in 2012. Operating cash flow margin increased to 23.8% in 2013 from 23.0% in 2012, reflecting a larger percentage decrease in operating expenses than the decrease in operating revenue.

Depreciation expense decreased $2,193,000, or 9.3%, in 2013 and amortization expense decreased $7,471,000, or 17.9%, in 2013.

In 2013, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets.

In 2013 we determined that the cash flows from certain amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded a non-cash charge to reduce the carrying values of such assets to fair value. We also recorded non-cash charges to reduce the carrying value of property and equipment in 2013 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2013	2012

Continuing operations:
Non-amortized intangible assets	1,567	—
Amortizable intangible assets	169,041	—
Property and equipment	486	1,388
	171,094	1,388

Discontinued operations	—	3,606

Equity in earnings in associated companies increased $1,454,000 in 2013.

The factors noted above resulted in operating loss of $57,319,000 in 2013, compared to operating income of $103,421,000 in 2012.

Non-operating Income and Expense

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

In 2013, we recognized a gain of $7,093,000 from a distribution related to the partial sale of assets in a private equity investment. This gain is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	2013		2012
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share
	52 Weeks		53 Weeks
Loss attributable to Lee Enterprises, Incorporated, as reported	(78,317)	(1.51)	(16,698)	(0.34)
Adjustments:
Impairment of intangible and other assets	171,094		1,388
Gain on sales of investments, net	(6,909)		—
Debt financing and reorganization costs	646		40,588
Other, net	7,828		12,381
	172,659		54,357
Income tax effect of adjustments, net	(70,991)		(19,489)
	101,668	1.96	34,868	0.71
Unusual matters related to discontinued operations	1,014	0.02	2,694	0.05
Income attributable to Lee Enterprises, Incorporated, as adjusted	24,365	0.47	20,864	0.42

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $82,075,000, $90,067,000 and $80,037,000 in 2014, 2013 and 2012, respectively. We recorded net income of $7,671,000 in 2014 and a net loss of $77,724,000 and $16,299,000 in 2013 and 2012, respectively. Non-cash debt financing and reorganization costs charged to expense totaled $22,927,000, $646,000, and $40,588,000 in 2014, 2013 and 2012, respectively. Depreciation and amortization decreased as discussed more fully under "Results of Operations". We also recognized non-cash impairment of intangible and other assets totaling $2,980,000, $171,094,000 and $1,388,000 in 2014, 2013 and 2012, respectively. The loss from continuing operations in 2013 was caused primarily by non-cash charges for impairment of intangible and other assets, net of the related deferred income tax benefit. Changes in deferred income taxes, operating assets and liabilities and income taxes accounted for the bulk of the remainder of the changes in cash provided by operating activities of continuing operations in all years.

Pension liabilities, net of plan assets, totaled $50.2 million as of September 28, 2014, an increase of $19.6 million from September 30, 2013, due to a decrease in discount rates used to measure the liabilities and adoption of new mortality tables, partially offset by strong asset returns. Contributions to pension plans are expected to total $3.8 million in 2015.

Investing Activities

Cash required for investing activities of continuing operations totaled $9,284,000, $1,296,000 and $784,000 in 2014, 2013 and 2012, respectively. Capital spending totaled $13,661,000 in 2014, $9,740,000 in 2013 and $7,843,000 in 2012. Restricted cash increased $441,000 in 2014 and was reduced $4,972,000 in 2012. We received $4,485,000, $7,802,000 and $1,353,000 from insurance and sales of assets in 2014, 2013 and 2012, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2015, and other requirements, will be available from internally generated funds, or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities of continued operations totaled $73,649,000 in 2014, $99,318,000 in 2013 and $93,068,000 in 2012. We paid $31,587,000, $1,071,000 and $32,408,000 of debt financing and reorganization costs in 2014, 2013 and 2012, respectively. The increase in such costs in 2014 and 2012 was due to the 2014 Refinancing and the Chapter 11 Proceedings, respectively. Debt reduction accounted for the majority of the remaining usage of funds in all years.

As discussed more fully in Note 1 and Note 5 of the Notes to Consolidated Financial Statements, included herein, in January 2012, in conjunction with the effectiveness of the Plan, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, and extended the April 2012 maturity with the existing Noteholders. In May 2013, we refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we completed the 2014 Refinancing.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 28 2014	September 29 2013	September 28 2014

Revolving Facility	5,000	—	5.65
1st Lien Term Loan	226,750	—	7.25
Notes	400,000	—	9.50
2nd Lien Term Loan	150,000	—	12.00
New Pulitzer Notes	23,000	63,000	9.00
Previous credit agreements	—	784,500
Unamortized present value adjustment	—	(12,942)
	804,750	834,558
Less current maturities of long-term debt	31,400	19,150
Current amount of present value adjustment	—	(4,779)
Total long-term debt	773,350	820,187

At September 28, 2014, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.3%.

Aggregate maturities of debt total $31,400,000 in 2015, $31,400,000 in 2016, $35,200,000 in 2017, $25,000,000 in 2018, $131,750,000 in 2019 and $550,000,000 thereafter.

Liquidity

At September 28, 2014, after consideration of letters of credit, we have approximately $27,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 28, 2014 totals $44,750,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At September 29, 2014, the principal amount of our outstanding debt totals $804,750,000. For the last twelve months ending September 28, 2014 , the principal amount of our debt, net of cash, is 4.7 times our adjusted EBITDA, compared to a ratio of 4.8 at September 29, 2013. Since the end of our fiscal year ended September 28, 2014 through December 12, 2014, we have reduced debt an additional $15,250,000.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 28, 2014.

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

Other Matters

Cash and cash equivalents decreased $858,000 in 2014, increased $3,642,000 in 2013 and decreased $9,635,000 in 2012.

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

CHANGES IN LAWS AND REGULATIONS

Energy Costs

Energy costs can be volatile, and may increase in the future as a result of carbon emissions and other regulations being developed by the United States Environmental Protection Agency.

Health Care Costs

The Affordable Care Act was enacted into law in 2010. As a result, in 2010 we wrote off $2,012,000 of deferred income tax assets due to the loss of future tax deductions for providing retiree prescription drug benefits.

We expect the Affordable Care Act will continue to evolve. More recently, certain provisions applicable to employers were delayed. We expect our future health care costs to increase based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of various provisions of the Affordable Care Act that differ from our previous medical plans, such as:

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

Pension Plans

In 2012, the Surface Transportation Extension Act of 2012 (“STEA”) was signed into law. STEA provides for changes in the determination of discount rates that resulted in a near-term reduction in minimum funding requirements for our defined benefit pension plans. STEA will also result in an increase in future premiums to be paid to the Pension Benefit Guarantee Corporation ("PBGC").

in 2014, the Highway and Transportation Funding Act ("HATFA") was signed into law. HATFA generally extends the relief offered under STEA and further increases premiums to be paid to the PBGC.

In October 2014, the Society of Actuaries released new mortality tables. The new tables generally result in increases in life expectancy. We used the new mortality tables to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18,515,000, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

Income Taxes

Certain states in which we operate are considering changes to their corporate income tax rates. Until such changes are enacted, the impact of such changes cannot be determined.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 28, 2014:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	804,750	31,400	66,600	156,750	550,000
Interest expense (2)(3)	481,563	73,698	140,057	125,808	142,000
Operating lease obligations	11,919	2,592	4,262	2,863	2,202
Capital expenditure commitments	1,549	1,549	—	—	—
	1,299,781	109,239	210,919	285,421	694,202

(1)
Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments under the 1st Lien Credit Facility, Notes, the 2nd Lien Term Loan and the New Pulitzer Notes as such amounts cannot be determined. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(2)
Interest expense includes an estimate of interest expense for the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan and New Pulitzer Notes until their maturities in March 2022, March 2019, December 2022 and April 2017, respectively. Interest expense under the Notes is estimated using the 9.5% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Interest expense under the 1st Lien Term Loan is estimated based on the 30 day minimum LIBOR level of 1.0% as increased by our applicable margin of 6.25% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the Revolving Facility is estimated based on the current 30 day LIBOR level as increased by our applicable margin of 5.5% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the 2nd Lien Term Loan is estimated using the 12.0% contractual rate applied to the outstanding balance during each period. Interest expense under the New Pulitzer Notes is estimated using the 9.0% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Changes in interest rates in excess of the minimum LIBOR level, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan or New Pulitzer Notes could significantly change this estimate. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)	Interest expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2015 will total approximately $3,800,000. See Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein.

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 11 of the Notes to Consolidated Financial Statements, included herein.

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

		2014		2013		2012
(Thousands of Dollars)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	52 Weeks		52 Weeks		53 Weeks

Advertising and marketing services	442,001		460,540		495,563
Subscription	176,826		177,056		173,971
Other	37,870		37,144		37,387
Total operating revenue	656,697		674,740		706,921
Compensation	243,054		254,831		274,427
Newsprint and ink	37,994		43,481		51,635
Other operating expenses	219,329		213,021		213,502
Depreciation and amortization	48,511		55,527		65,139
Loss (gain) on sales of assets, net	(1,338)		110		1,388
Impairment of intangible and other assets	2,980		171,094		—
Workforce adjustments	1,265		2,680		4,640
Total operating expenses	551,795		740,744		610,731
Equity in earnings of TNI and MNI	8,297		8,685		7,231
Operating income (loss)	113,199	17.2	(57,319)	(8.5)	103,421	14.6
Adjusted to exclude:
Depreciation and amortization	48,511	7.4	55,527	8.2	65,139	9.2
Loss (gain) on sales of assets, net	(1,338)	(0.2)	110	—	1,388	0.2
Impairment of intangible and other assets	2,980	0.5	171,094	25.4	—	—
Equity in earnings of TNI and MNI	(8,297)	(1.3)	(8,685)	(1.3)	(7,231)	(1.0)
Operating cash flow	155,055	23.6	160,727	23.8	162,717	23.0
Add:
Ownership share of TNI and MNI EBITDA (50%)	11,236		11,761		10,569
Adjusted to exclude:
Stock compensation	1,481		1,261		1,080
Adjusted EBITDA	167,772		173,749		174,366
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(11,236)		(11,761)		(10,569)
Add (deduct):
Distributions from TNI and MNI	9,996		11,398		9,086
Capital expenditures, net of insurance proceeds	(11,824)		(9,740)		(7,843)
Pension contributions	(1,522)		(6,016)		(6,807)
Cash income tax refunds	6,022		9,126		1,140
Unlevered free cash flow	159,208		166,756		159,373
Add (deduct):
Financial income	385		300		236
Interest expense to be settled in cash	(77,330)		(84,012)		(78,288)
Debt financing costs paid	(31,587)		(1,071)		(32,408)
Free cash flow	50,676		81,973		48,913

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

		2014		2013		2012
(Thousands of Dollars)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	52 Weeks		52 Weeks		53 Weeks

Advertising and marketing services	306,818		317,161		338,329
Subscription	113,992		110,335		106,614
Other	33,208		31,079		30,552
Total operating revenue	454,018		458,575		475,495
Compensation	180,641		185,470		195,162
Newsprint and ink	27,084		30,195		34,335
Other operating expenses	118,971		112,768		114,510
Depreciation and amortization	33,163		27,291		29,377
Loss (gain) on sales of assets, net	(1,362)		134		256
Impairment of intangible and other assets	378		523		—
Workforce adjustments	551		1,546		1,172
Total operating expenses	359,426		357,927		374,812
Equity in earnings of MNI	3,384		3,509		3,201
Operating income	97,976	21.6	104,157	22.7	103,884	21.8
Adjusted to exclude:
Depreciation and amortization	33,163	7.3	27,291	6.0	29,377	6.2
Loss (gain) on sales of assets, net	(1,362)	—	134	—	256	—
Impairment of intangible and other assets	378	0.1	523	0.1	—	—
Equity in earnings of MNI	(3,384)	(0.7)	(3,509)	(0.8)	(3,201)	(0.7)
Operating cash flow	126,771	27.9	128,596	28.0	130,316	27.4
Add:
Ownership share of MNI EBITDA (50%)	5,905		5,964		5,816
Adjusted to exclude:
Stock compensation	1,481		1,261		1,080
Adjusted EBITDA	134,157		135,821		137,212
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(5,905)		(5,964)		(5,816)
Add (deduct):
Distributions from MNI	4,750		5,250		3,900
Capital expenditures, net of insurance proceeds	(9,688)		(7,713)		(6,810)
Pension contributions	(87)		—		—
Cash income tax refunds (payments)	(266)		(365)		72
Intercompany charges not settled in cash	(9,678)		(8,396)		(8,584)
Other	(2,000)		(2,000)		(2,000)
Unlevered free cash flow	111,283		116,633		117,974
Add (deduct):
Financial income	385		300		236
Interest expense to be settled in cash	(73,491)		(74,641)		(65,574)
Debt financing costs paid	(31,579)		(140)		(26,707)
Free cash flow	6,598		42,152		25,929

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

		2014		2013		2012
(Thousands of Dollars)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	52 Weeks		52 Weeks		53 Weeks

Advertising and marketing services	135,183		143,379		157,234
Subscription	62,834		66,721		67,357
Other	4,662		6,065		6,835
Total operating revenue	202,679		216,165		231,426
Compensation	62,413		69,361		79,265
Newsprint and ink	10,910		13,286		17,300
Other operating expenses	100,358		100,253		98,992
Depreciation and amortization	15,348		28,236		35,762
Loss (gain) on sales of assets, net	24		(24)		1,132
Impairment of intangible and other assets	2,602		170,571		—
Workforce adjustments	714		1,134		3,468
Total operating expenses	192,369		382,817		235,919
Equity in earnings of TNI	4,913		5,176		4,030
Operating income (loss)	15,223	7.5	(161,476)	(74.7)	(463)	(0.2)
Adjusted to exclude:
Depreciation and amortization	15,348	7.6	28,236	13.1	35,762	15.5
Loss (gain) on sales of assets, net	24	—	(24)	—	1,132	0.5
Impairment of intangible and other assets	2,602	1.3	170,571	78.9	—	—
Equity in earnings of TNI	(4,913)	(2.4)	(5,176)	(2.4)	(4,030)	(1.7)
Operating cash flow	28,284	14.0	32,131	14.9	32,401	14.0
Add:
Ownership share of TNI EBITDA (50%)	5,331		5,797		4,753
Adjusted EBITDA	33,615		37,928		37,154
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(5,331)		(5,797)		(4,753)
Add (deduct):
Distributions from TNI	5,246		6,148		5,186
Capital expenditures, net of insurance proceeds	(2,136)		(2,027)		(1,033)
Pension contributions	(1,435)		(6,016)		(6,807)
Cash income tax refunds	6,288		9,491		1,068
Intercompany charges not settled in cash	9,678		8,396		8,584
Other	2,000		2,000		2,000
Unlevered free cash flow	47,925		50,123		41,399
Deduct:
Interest expense to be settled in cash	(3,839)		(9,371)		(12,714)
Debt financing costs paid	(8)		(931)		(5,701)
Free cash flow	44,078		39,821		22,984

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At September 28, 2014, 28.8% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $2,317,500 based on $231,750,000 of floating rate debt outstanding at September 28, 2014.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2014 and our 1.0% minimum rate, LIBOR would need to increase approximately 68 basis points for six month borrowing up to approximately 85 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

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

Canadian paper suppliers are benefiting from a stronger U.S. dollar in 2014. However, eroding North American domestic newsprint demand, coupled with significant declines in offshore exports, put downward price pressure on newsprint prices in the second half of 2014.  In 2014, North American newsprint producers reduced production capacity.  Despite the capacity reduction, oversupply is still a significant producer issue as demand from U.S. publishers has declined. Additional downtime and permanent supply closures are anticipated in 2015.  Long-term supply strategy has been considered in our supplier selection, while taking advantage of any current pricing opportunities.

Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures and the U.S. dollar to Canadian dollar exchange rate. The final extent of future price changes, if any, is subject to negotiations with each newsprint producer.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $594,000, based on anticipated consumption in 2015, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

At September 28, 2014, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $231,895,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $23,000,000 principal amount of New Pulitzer Notes. At September 28, 2014, based on an average of private market price quotations, the fair values were $407,500,000 and $161,625,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor. We are unable, as of September 28, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 28, 2014, the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date, using the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of the Evaluation Date.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. KPMG’s report on the audit of internal control over financial reporting appears in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited Lee Enterprises, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lee Enterprises, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 28, 2014 and September 29, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week periods ended September 28, 2014 and September 29, 2013, and the 53-week period ended September 30, 2012, and our report dated December 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 12, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

We have a Code of Business Conduct and Ethics ("Code") that applies to all of our employees, including our principal executive officer, and principal financial and accounting officer. The Code is monitored by the Audit Committee of our Board of Directors and is annually affirmed by our directors and executive officers. We maintain a corporate governance page on our website which includes the Code. The corporate governance page can be found at www.lee.net by clicking on “Governance” under the "About" tab. A copy of the Code will also be provided without charge to any stockholder who requests it. Any future amendment to, or waiver granted by us from, a provision of the Code will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2015, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 28, 2014, September 29, 2013 and September 30, 2012
Consolidated Balance Sheets - September 28, 2014 and September 29, 2013
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 28, 2014, September 29, 2013 and September 30, 2012
Consolidated Statements of Cash Flows - Years ended September 28, 2014, September 29, 2013 and September 30, 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 2014.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Carl G. Schmidt
Mary E. Junck	Carl G. Schmidt
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 12th day of December 2014.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer, and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gregory P. Schermer	Vice President - Strategy, and Director
Gregory P. Schermer

/s/ Carl G. Schmidt	Vice President, Chief Financial Officer and Treasurer
Carl G. Schmidt

/s/ Mark B. Vittert	Director
Mark B. Vittert

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2014	2013	2012
	52 Weeks	52 Weeks	53 Weeks
Operating revenue:
Advertising and marketing services	442,001	460,540	495,563
Subscription	176,826	177,056	173,971
Other	37,870	37,144	37,387
Total operating revenue	656,697	674,740	706,921
Operating expenses:
Compensation	243,054	254,831	274,427
Newsprint and ink	37,994	43,481	51,635
Other operating expenses	219,329	213,021	213,502
Depreciation	20,920	21,302	23,495
Amortization of intangible assets	27,591	34,225	41,696
Impairment of intangible and other assets	2,980	171,094	1,388
Loss (gain) on sales of assets, net	(1,338)	110	(52)
Workforce adjustments	1,265	2,680	4,640
Total operating expenses	551,795	740,744	610,731
Equity in earnings of associated companies	8,297	8,685	7,231
Operating income (loss)	113,199	(57,319)	103,421
Non-operating income (expense):
Financial income	385	300	236
Interest expense	(79,724)	(89,447)	(83,078)
Debt financing costs	(22,927)	(646)	(2,823)
Other, net	3,028	7,889	(2,533)
Total non-operating expense, net	(99,238)	(81,904)	(88,198)
Income (loss) before reorganization costs and income taxes	13,961	(139,223)	15,223
Reorganization costs	—	—	37,765
Income (loss) before income taxes	13,961	(139,223)	(22,542)
Income tax expense (benefit)	6,290	(62,745)	(9,161)
Income (loss) from continuing operations	7,671	(76,478)	(13,381)
Discontinued operations, net of income taxes	—	(1,246)	(2,918)
Net income (loss)	7,671	(77,724)	(16,299)
Net income attributable to non-controlling interests	(876)	(593)	(399)
Income (loss) attributable to Lee Enterprises, Incorporated	6,795	(78,317)	(16,698)
Other comprehensive income (loss), net	(17,497)	21,101	(7,348)
Comprehensive loss	(10,702)	(57,216)	(24,046)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	6,795	(77,071)	(13,780)

Earnings (loss) per common share:
Basic:
Continuing operations	0.13	(1.49)	(0.28)
Discontinued operations	—	(0.02)	(0.06)
	0.13	(1.51)	(0.34)

Diluted:
Continuing operations	0.13	(1.49)	(0.28)
Discontinued operations	—	(0.02)	(0.06)
	0.13	(1.51)	(0.34)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 28 2014	September 29 2013

ASSETS

Current assets:
Cash and cash equivalents	16,704	17,562
Accounts receivable, less allowance for doubtful accounts:
2014 $4,526; 2013 $4,501	62,343	63,215
Income taxes receivable	620	6,634
Inventories	6,655	6,409
Deferred income taxes	1,228	2,017
Other	8,585	8,488
Total current assets	96,135	104,325
Investments:
Associated companies	37,790	39,489
Other	10,661	10,558
Total investments	48,451	50,047
Property and equipment:
Land and improvements	23,645	23,626
Buildings and improvements	180,570	184,838
Equipment	292,209	299,828
Construction in process	4,548	2,868
	500,972	511,160
Less accumulated depreciation	343,601	342,247
Property and equipment, net	157,371	168,913
Goodwill	243,729	243,729
Other intangible assets, net	212,657	242,184
Postretirement assets, net	14,136	14,956
Other	38,796	3,551

Total assets	811,275	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 28 2014	September 29 2013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	31,400	14,371
Accounts payable	27,245	22,448
Compensation and other accrued liabilities	24,348	28,493
Accrued interest	4,812	9,074
Unearned revenue	30,903	32,605
Total current liabilities	118,708	106,991
Long-term debt, net of current maturities	773,350	820,187
Pension obligations	50,170	30,583
Postretirement and postemployment benefit obligations	10,359	7,253
Deferred income taxes	14,766	21,224
Income taxes payable	5,097	5,257
Other	16,369	5,900
Total liabilities	988,819	997,395
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	537	524
September 28, 2014; 53,747 shares; $0.01 par value
September 29, 2013; 52,434 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	245,323	242,537
Accumulated deficit	(414,282)	(421,077)
Accumulated other comprehensive income (loss)	(9,831)	7,666
Total stockholders' deficit	(178,253)	(170,350)
Non-controlling interests	709	660
Total deficit	(177,544)	(169,690)
Total liabilities and deficit	811,275	827,705

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2014	2013	2012	2014	2013	2012

Common Stock:
Balance, beginning of year	524	523	89,915	52,434	52,291	44,958
Change in par value	—	—	(89,466)	—	—	—
Shares issued	13	1	74	1,313	143	7,333
Balance, end of year	537	524	523	53,747	52,434	52,291
Additional paid-in capital:
Balance, beginning of year	242,537	241,039	140,887
Change in par value	—	—	89,466
Stock compensation	1,494	1,261	1,080
Shares issued	1,292	237	9,606
Balance, end of year	245,323	242,537	241,039
Accumulated deficit:
Balance, beginning of year	(421,077)	(342,760)	(326,062)
Net income (loss)	7,671	(77,724)	(16,299)
Net income attributable to non-controlling interests	(876)	(593)	(399)
Balance, end of year	(414,282)	(421,077)	(342,760)
Accumulated other comprehensive income (loss):
Balance, beginning of year	7,666	(13,435)	(6,086)
Change in pension and postretirement benefits	(29,591)	35,764	(12,455)
Deferred income taxes, net	12,094	(14,663)	5,106
Balance, end of year	(9,831)	7,666	(13,435)
Total stockholders' deficit	(178,253)	(170,350)	(114,633)	53,747	52,434	52,291

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2014	2013	2012
	52 Weeks	52 Weeks	53 Weeks
Cash provided by operating activities:
Net income (loss)	7,671	(77,724)	(16,299)
Results of discontinued operations	—	(1,246)	(2,918)
Income (loss) from continuing operations	7,671	(76,478)	(13,381)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47,173	55,637	65,139
Impairment of intangible and other assets	2,980	171,094	1,388
Stock compensation expense	1,481	1,261	1,080
Distributions greater than earnings of MNI	1,366	1,742	700
Amortization of debt fair value adjustment	2,394	5,117	3,919
Debt financing costs	22,927	594	2,823
Reorganization costs	—	—	37,765
Gain on sales of investments	—	(7,093)	—
Deferred income tax expense (benefit)	6,425	(54,807)	(779)
Changes in operating assets and liabilities:
Decrease in receivables	872	4,710	1,085
Decrease in inventories and other	217	904	1,942
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	(5,315)	(2,280)	358
Decrease in pension, postretirement and postemployment benefit obligations	(6,078)	(9,602)	(8,898)
Change in income taxes receivable or payable	5,854	1,117	(9,078)
Other, net	(5,892)	(1,849)	(4,026)
Net cash provided by operating activities of continuing operations	82,075	90,067	80,037
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(13,661)	(9,740)	(7,843)
Decrease (increase) in restricted cash	(441)	—	4,972
Proceeds from insurance and sales of assets	4,485	7,802	1,353
Distributions greater than earnings of TNI	333	972	1,156
Other, net	—	(330)	(422)
Net cash required for investing activities of continuing operations	(9,284)	(1,296)	(784)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	805,000	94,000	1,004,795
Payments on long-term debt	(847,750)	(192,350)	(1,065,455)
Debt financing and reorganization costs paid	(31,587)	(1,071)	(32,408)
Common stock transactions, net	688	103	—
Net cash required for financing activities of continuing operations	(73,649)	(99,318)	(93,068)
Net cash provided by (required for) discontinued operations:
Operating activities	—	(552)	661
Investing activities	—	14,741	3,519
Net increase (decrease) in cash and cash equivalents	(858)	3,642	(9,635)
Cash and cash equivalents:
Beginning of year	17,562	13,920	23,555
End of year	16,704	17,562	13,920

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2014", "2013", "2012" and the like refer to the fiscal years ended the last Sunday in September.

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

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date") the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in refinancing of our debt that extended the maturity to December 2015 or April 2017. The Chapter 11 Proceedings did not adversely affect the interests of employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution. As a result, “fresh start” accounting was not used.

In May 2013, we refinanced a portion of our debt, extending the maturity to April 2017. On March 31, 2014, we refinanced all of our remaining debt, extending the related maturity dates to March 2019, March 2022 or December 2022. See Notes 5 and 9.

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in INN Partners, L.C. (“TownNews”). TNI and MNI are accounted for under the equity method.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. 2014 and 2013 include 52 weeks of business operations for the Company and MNI and 2012 includes 53 weeks of business operations. TNI has 52 weeks of operations in 2014 and 2012 and a 53rd week of business operations in 2013.

Subsequent Events

We have evaluated subsequent events through December 12, 2014. No events have occurred subsequent to September 28, 2014 that require disclosure or recognition in these financial statements, except as included herein.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 28, 2014 and September 29, 2013 are less than replacement cost by $2,761,000 and $3,087,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

First-in, first-out	2,297	2,219
Last-in, first-out	2,404	2,278
	4,701	4,497

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

We capitalize interest as a component of the cost of constructing major facilities. At September 28, 2014 and September 29, 2013, capitalized interest is not significant.

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

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method as follows:

Years

Customer lists	15 - 23
Newspaper subscriber lists	11 - 33
Non-compete and consulting agreements	15

In assessing the recoverability of goodwill and other non-amortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is made in the last fiscal quarter of each year.

We analyze goodwill and other non-amortized intangible assets for impairment more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. Fair value is allocated to our assets and liabilities to determine an implied goodwill fair value. A non-cash impairment charge will generally be recognized when the book value of goodwill exceeds its implied fair value.

Should we determine that a non-amortized intangible asset impairment is more likely than not, we make a determination of the individual asset's fair value. Fair value is determined using the relief from royalty method, which estimates fair value based upon appropriate royalties of future revenue discounted to their present value. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of such asset.

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

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional impairment charges in the future. See Note 4.

Minority Interest

Minority interest in earnings of TownNews is recognized in the Consolidated Financial Statements.

Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital platform. Subscription revenue is recorded over the print or digital subscription term or as newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

Advertising Costs

A substantial amount of our advertising and promotion expense consists of advertising placed in our own publications and digital platforms, using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

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

Hedge funds consist of a long/short equity fund and a diversified fund of funds. These funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including by quoted market prices and by private market quotations. Such investments are classified as Level 2 and Level 3.

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

Treasury Inflation-Protected Securities ("TIPS") consist of low yield mutual funds and are valued by quoted market prices. Such investments are classified as Level 1.

Stock Compensation and Warrants

We have several active stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation. We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free interest rate.

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

We also have 6,000,000 warrants outstanding to purchase shares of our Common Stock. Warrants are recorded at fair value determined using the Black-Scholes option pricing formula. See Notes 5, 9 and 12.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits exposure to large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $5,820,000 at September 28, 2014 are outstanding in support of our insurance program.

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

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2013	2012

Operating revenue	1,321	31,416
Costs and expenses	(1,697)	(36,093)
Gain on sale of the North County Times	1,801	—
Loss on sale of The Garden Island	(3,340)	—

Loss from discontinued operations, before income taxes	(1,915)	(4,677)
Income tax benefit	(669)	(1,759)
Net loss	(1,246)	(2,918)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

ASSETS

Cash and cash equivalents	176	231
Accounts receivable, net	4,749	5,096
Inventories	1,582	735
Other current assets	125	125
Investments and other assets	78	13
Total assets	6,710	6,200

LIABILITIES AND MEMBERS' EQUITY

Accrued expenses and other current liabilities	2,160	1,800
Unearned revenue	3,036	3,273
Total liabilities	5,196	5,073
Members' equity	1,514	1,127
Total liabilities and members' equity	6,710	6,200

Summarized results of TNI are as follows:

(Thousands of Dollars)	2014	2013	2012
	52 Weeks	53 Weeks	52 Weeks
Operating revenue:
Advertising and marketing services	36,957	40,166	39,267
Subscription	17,525	18,248	17,452
Other	3,410	3,576	2,324
Total operating revenue	57,892	61,990	59,043
Operating expenses:
Compensation	18,505	19,799	20,050
Newsprint and ink	8,123	9,626	10,695
Other operating expenses	20,672	20,971	18,823
Workforce adjustments	(71)	—	(31)
Net income	10,663	11,594	9,506

Company's 50% share	5,331	5,797	4,753
Less amortization of intangible assets	418	621	723
Equity in earnings of TNI	4,913	5,176	4,030

Summarized cash flows of TNI are as follows:

(Thousands of Dollars)	2014	2013	2012
	52 Weeks	53 Weeks	52 Weeks

Net income	10,663	11,594	9,506
Cash provided by (required for) operating activities	(442)	1,351	(589)
Cash required for financing activities	(10,276)	(12,851)	(8,875)
Net increase (decrease) in cash and cash equivalents	(55)	94	42
Cash and cash equivalents:
Beginning of year	231	137	95
End of year	176	231	137

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(60,000), $(488,000),and $(522,000), in 2014, 2013 and 2012, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $5,908,000, $6,041,000, and $5,994,000 in 2014, 2013 and 2012, respectively.

At September 28, 2014, the carrying value of the Company's 50% investment in TNI is $18,146,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $5,390,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 4.

Annual amortization of intangible assets is estimated to be $418,000 in 2015, 2016, 2017, 2018 and 2019.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

ASSETS

Cash and cash equivalents	12,245	12,552
Accounts receivable, net	5,794	6,295
Other current assets	2,656	2,584
Current assets	20,695	21,431
Investments and other assets	2,871	2,871
Property and equipment, net	6,758	7,231
Goodwill and other intangible assets	26,118	26,616
Total assets	56,442	58,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other current liabilities	3,502	3,611
Unearned revenue	5,226	4,887
Deferred income taxes	8,425	7,630
Total liabilities	17,153	16,128
Stockholders' equity	39,289	42,021
Total liabilities and stockholders' equity	56,442	58,149

Summarized results of MNI are as follows:

(Thousands of Dollars)	2014	2013	2012
	52 Weeks	52 Weeks	53 Weeks
Operating revenue:
Advertising and marketing services	44,357	46,373	51.019
Subscription	21,578	17,421	17,173
Other	1,543	1,674	1,966
Total operating revenue	67,478	65,468	70,158
Operating expenses:
Compensation	21,750	23,282	25,486
Newsprint and ink	5,166	5,871	6,927
Other operating expenses	28,477	24,046	25,568
Workforce adjustments	244	308	546
Depreciation and amortization	1,626	1,530	1,689
Total operating expenses	57,263	55,037	60,216
Operating income	10,215	10,431	9,942
Non-operating income, net	408	415	312
Income before income taxes	10,623	10,846	10,254
Income tax expense	3,855	3,895	3,785
Net income	6,768	6,951	6,469

Equity in earnings of MNI	3,384	3,509	3,201

Summarized cash flows of MNI are as follows:

(Thousands of Dollars)	2014	2013	2012
	52 Weeks	52 Weeks	53 Weeks

Net income	6,768	6,951	6,469
Cash provided by operating activities	9,448	8,643	10,641
Cash required for investing activities	(255)	(155)	(379)
Cash required for financing activities	(9,500)	(11,500)	(6,800)
Net increase (decrease) in cash and cash equivalents	(307)	(3,012)	3,462
Cash and cash equivalents:
Beginning of year	12,552	15,564	12,102
End of year	12,245	12,552	15,564

Fees for editorial services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $7,050,000, $7,346,000 and $8,098,000, in 2014, 2013 and 2012, respectively.

At September 28, 2014, the carrying value of the Company's 50% investment in MNI is $19,644,000.

4    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2014	2013

Goodwill, gross amount	1,532,458	1,532,458
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, end of year	243,729	243,729

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 28 2014	September 29 2013

Non-amortized intangible assets:
Mastheads	25,102	27,038
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,732	686,732
Less accumulated amortization	499,178	471,589
	187,554	215,143
Non-compete and consulting agreements	28,524	28,524
Less accumulated amortization	28,523	28,521
	1	3
	212,657	242,184

In 2014 and 2012, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2013, we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was in excess of its carrying value. As a result no goodwill impairment was recorded.

In 2014 and 2013, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. In 2013 we determined that the cash flows from amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded non-cash charges to reduce the carrying values of such assets to fair value. We also recorded pretax, non-cash charges to reduce the carrying value of property and equipment in 2014, 2013 and 2012. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2014	2013	2012

Continuing operations:
Non-amortized intangible assets	1,936	1,567	—
Amortizable intangible assets	—	169,041	—
Property and equipment	1,044	486	1,388
	2,980	171,094	1,388

Discontinued operations	—	—	3,606

Annual amortization of intangible assets for the years ending September 2015 to September 2019 is estimated to be $27,185,000, $26,059,000, $25,030,000, $16,653,000, and $15,972,000, respectively.

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

In May 2013, we again refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”).

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

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

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

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%. Interest on the Notes accrues from March 31, 2014.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time on or after March 15, 2018 as follows:

Period Beginning	Percentage of Principal Amount

March 15, 2018	104.75
March 15, 2019	102.375
March 15, 2020	100

We may also redeem up to 35% of the Notes prior to March 15, 2017 at 109.5% of the principal amount using the proceeds of certain future equity offerings.

If we sell certain of our assets or experience specific types of changes of control, we must, subject to certain exceptions, offer to purchase the Notes. Any redemption of the Notes must also satisfy any accrued and unpaid interest thereon.

Security

The Notes are unconditionally guaranteed on a senior secured basis by each of our material domestic subsidiaries in which the Company holds a direct or indirect interest of more than 50% and which guaranty indebtedness for borrowed money, including the 1st Lien Credit Facility. Material domestic subsidiaries of the Company that are currently excluded from such subsidiary guarantee obligations under the Notes are MNI, except as noted below, our wholly-owned subsidiary, Pulitzer Inc. ("Pulitzer"), its subsidiaries (collectively, the “Pulitzer Subsidiaries”) and TNI.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At September 28, 2014, after consideration of letters of credit, we have approximately $27,605,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $226,750,000 at September 28, 2014, accrues at either (at our option) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 5.25% (with a base rate floor of 2.0%), and is payable quarterly, beginning in June 2014.

The 1st Lien Term Loan was funded with original issue discount of 2.0%, or $5,000,000, which will be amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of $5,000,000 at September 28, 2014, accrues at either (at our option) LIBOR plus 5.5%, or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 4.5%.

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

2014 payments made under the 1st Lien Term Loan or previous 1st lien agreement, are summarized as follows:

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $150,000,000 at September 28, 2014, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

The definition of excess cash flows of Pulitzer includes a deduction for interest costs incurred under the 2nd Lien Term Loan after the Pulitzer Debt Satisfaction Date. In addition, other changes to settlement of certain intercompany costs between the Company and Pulitzer will also be effected after the Pulitzer Debt Satisfaction Date, with the net result being a reduction in the excess cash flows of Pulitzer from historical levels.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and are included in other liabilities in our Consolidated Balance Sheets. We will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants is $10,807,800.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated as of March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to maintain the effectiveness for certain specified periods of a shelf registration statement related to the shares of Common Stock to be issued upon exercise of the Warrants.

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

Principal Payments

At September 28, 2014, the balance of the New Pulitzer Notes is $23,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually, beginning in 2014.

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

2014 payments made under the New Pulitzer Notes are summarized below.

				13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	10,000	13,000	9,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	10,000	13,000	9,000

2013 payments made under the New Pulitzer Notes or Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 30 2012	March 31 2013	June 30 2013	September 29 2013

Mandatory	3,800	2,600	—	—
Voluntary	—	1,500	14,000	17,000
Asset sales	5,200	1,900	—	—
Excess cash flow	—	—	—	—
	9,000	6,000	14,000	17,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,500,000 beginning September 28, 2014), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at September 28, 2014 is $42,884,000.

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

As a result of the Plan, we recognized $37,765,000 of reorganization costs in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss). The components of reorganization costs are summarized as follows:

(Thousands of Dollars)

Unamortized loan fees from previous credit agreements	1,740
Fees paid in cash to lenders, attorneys and others	38,628
Non-cash fees paid in the form of additional debt	12,250
Fair value of stock granted to 2nd Lien Lenders	9,576
Present value adjustment	(23,709)
38,485
Charged to expense in 2012	37,765
Charged to expense in 2011 as other non-operating expense	720

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

Amortization of debt financing costs totaled $2,145,000 in 2014. Amortization of such costs is estimated to total $4,218,000 in 2015, $4,426,000 in 2016, $4,455,000 in 2017, $4,537,000 in 2018 and $4,210,000 in 2019. At September 28, 2014 we have $36,486,000 of unamortized debt financing costs included in other assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 28 2014	September 29 2013	September 28 2014

Revolving Facility	5,000	—	5.65
1st Lien Term Loan	226,750	—	7.25
Notes	400,000	—	9.50
2nd Lien Term Loan	150,000	—	12.00
New Pulitzer Notes	23,000	63,000	9.00
Previous credit agreements	—	784,500
Unamortized present value adjustment	—	(12,942)
	804,750	834,558
Less current maturities of long-term debt	31,400	19,150
Current amount of present value adjustment	—	(4,779)
Total long-term debt	773,350	820,187

At September 28, 2014, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.3%.

Aggregate maturities of debt total $31,400,000 in 2015, $31,400,000 in 2016, $35,200,000 in 2017, $25,000,000 in 2018, $131,750,000 in 2019 and $550,000,000 thereafter.

Liquidity

At September 28, 2014, after consideration of letters of credit, we have approximately $27,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 28, 2014 totals $44,750,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates extending from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 28, 2014.

6     PENSION PLANS

We have several non-contributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012, substantially all benefits are frozen and no additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2014	2013	2012

Service cost for benefits earned during the year	156	216	30
Interest cost on projected benefit obligation	7,996	7,529	7,975
Expected return on plan assets	(9,932)	(9,838)	(8,891)
Amortization of net loss	423	2,287	2,370
Amortization of prior service benefit	(136)	(136)	(136)
Net periodic pension cost (benefit)	(1,493)	58	1,348

Net periodic pension benefit of $56,000 is allocated to TNI in 2014, 2013 and 2012.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2014	2013

Benefit obligation, beginning of year	175,771	201,219
Service cost	156	216
Interest cost	7,996	7,529
Actuarial loss (gain)	26,526	(22,155)
Benefits paid	(11,252)	(11,038)
Benefit obligation, end of year	199,197	175,771
Fair value of plan assets, beginning of year:	147,265	134,900
Actual return on plan assets	15,074	19,364
Benefits paid	(11,252)	(11,038)
Administrative expenses paid	(1,509)	(1,977)
Employer contributions	1,435	6,016
Fair value of plan assets, end of year	151,013	147,265
Funded status - benefit obligation in excess of plan assets	48,184	28,506

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

Pension obligations	48,184	28,506
Accumulated other comprehensive loss (before income taxes)	(41,695)	(19,091)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

Unrecognized net actuarial loss	(42,348)	(19,880)
Unrecognized prior service benefit	653	789
	(41,695)	(19,091)

We expect to recognize $1,765,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2015.

The accumulated benefit obligation for the plans total $199,197,000 at September 28, 2014 and $175,771,000 at September 29, 2013. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $199,197,000, $199,197,000 and $151,013,000, respectively, at September 28, 2014.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 28 2014	September 29 2013

Discount rate	4.2	4.7
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2014	2013	2012

Discount rate	4.7	3.85	4.4
Expected long-term return on plan assets	7.0	7.5	7.9

For 2015, the expected long-term return on plan assets is 6.75%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

In October 2014, the Society of Actuaries released new mortality tables. The new tables generally result in increases in life expectancy. We used the new mortality tables to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18,515,000, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

Plan Assets

The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.

Our investment policy outlines the governance structure for decision making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 28 2014	September 28 2014	September 29 2013

Equity securities	50	48	60
Debt securities	35	20	30
TIPS	5	4	4
Hedge fund investments	10	10	4
Cash and cash equivalents	—	18	2

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. At September 28, 2014 and September 29, 2013, certain plan assets were in process of reallocation. In October 2014 and 2013, plan assets were within the policy allocation. In 2013, the policy allocation was amended to allow hedge fund investments.

Fair Value Measurements

The fair value hierarchy of pension assets at September 28, 2014 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	27,213	—	—
Domestic equity securities	58,754	—	—
International equity securities	7,007	7,562	—
TIPS	6,498	—	—
Debt securities	11,690	17,769	—
Hedge fund investments	—	8,030	8,351

In 2014, in connection with the allocation to hedge funds and debt securities, certain of our plan assets were classified as Level 3. Following is a rollfoward of Level 3 plan assets in 2014:

(Thousands of Dollars)	Level 3

Balance, beginning of year	—
Purchases, issuances, sales, settlements	7,300
Unrealized gains	1,051
Balance, end of year	8,351

There were no purchases, sales or transfers of assets classified as Level 3 in 2013 or 2012.

Cash Flows

Based on our forecast at September 28, 2014, we expect to make contributions totaling $3,800,000 to our pension trust in 2015.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2015	11,581
2016	11,380
2017	11,436
2018	11,451
2019	11,466
2020-2024	56,934

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,264,000 and $2,354,000 at September 28, 2014 and September 29, 2013, respectively, of which $279,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 28, 2014.

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2014	2013	2012

Service cost for benefits earned during the year	596	728	728
Interest cost on projected benefit obligation	911	1,125	1,109
Expected return on plan assets	(1,483)	(1,474)	(2,129)
Amortization of net actuarial gain	(1,819)	(1,324)	(2,451)
Amortization of prior service benefit	(1,459)	(1,459)	(1,459)
Net periodic postretirement benefit	(3,254)	(2,404)	(4,202)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2014	2013

Benefit obligation, beginning of year	23,432	30,728
Service cost	596	728
Interest cost	911	1,125
Actuarial loss (gain)	2,298	(7,338)
Benefits paid, net of premiums received	(1,905)	(2,102)
Medicare Part D subsidies	174	291
Benefit obligation, end of year	25,506	23,432
Fair value of plan assets, beginning of year	33,920	34,263
Actual return on plan assets	1,167	1,495
Employer contributions	597	679
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,731)	(1,811)
Benefits paid for active employees	(1,072)	(706)
Fair value of plan assets at measurement date	32,881	33,920
Funded status - benefit obligation less than plan assets	(7,375)	(10,488)

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets was $6,761,000 at September 28, 2014. These plans are unfunded.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

Non-current assets	14,136	14,956
Postretirement benefit obligations	6,761	4,468
Accumulated other comprehensive income (before income tax benefit)	27,250	34,214

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

Unrecognized net actuarial gain	16,394	21,899
Unrecognized prior service benefit	10,856	12,315
	27,250	34,214

We expect to recognize $1,443,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2015.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 28 2014	September 29 2013

Discount rate	3.7	4.0
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2014	2013	2012

Discount rate	4.0	3.85	4.4
Expected long-term return on plan assets	4.5	4.5	5.75

Assumed health care cost trend rates are as follows:

(Percent)	September 28 2014	September 29 2013

Health care cost trend rates	7.5	7.5
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	5.0	5.0
Year in which the rate reaches the Ultimate Trend Rate	2018	2018

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2014:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	36	(32)
Effect on postretirement benefit obligation	742	(673)

Plan Assets

The primary objective of our investment strategy is to satisfy our postretirement obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.

Our investment policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 28 2014	September 28 2014	September 29 2013

Equity securities	20	22	22
Debt securities	80	74	75
Cash and cash equivalents	—	4	4

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 28, 2014 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	1,294	—	—
Domestic equity securities	4,112	1,676	—
International equity securities	719	879	—
Debt securities	—	24,200	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2014, 2013 or 2012.

Cash Flows

Based on our forecast at September 28, 2014, we do not expect to contribute to our postretirement plans in 2015.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Modernization Act”) introduced a prescription drug benefit under Medicare (“Medicare Part D”) and a federal subsidy to sponsors of retiree health care benefit plans (“Subsidy”) that provide a benefit at least actuarially equivalent (as that term is defined in the Modernization Act) to Medicare Part D. We concluded we qualify for the Subsidy under the Modernization Act since the prescription drug benefits provided under our postretirement health care plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than, the benefits provided under the Modernization Act.

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2015	3,070	(220)	2,850
2016	2,130	(220)	1,910
2017	2,090	(210)	1,880
2018	2,010	(200)	1,810
2019	2,000	(210)	1,790
2020-2024	9,010	(860)	8,150

Litigation

Several plan changes implemented prior to 2012 were the subject of litigation, or arbitration claims, under the terms of the respective collective bargaining agreements. In 2012, we settled all such claims with payments to plan participants totaling $2,802,000. These payments are classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,597,000 at September 28, 2014 and $2,785,000 at September 29, 2013.

8    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including interest on deferred compensation costs, charged to continuing operations are $3,883,000 in 2014, $3,729,000 in 2013 and $3,533,000 in 2012.

Multiemployer Pension Plans

We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBAs") that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:

•	We play no part in the management of the plan investments or any other aspect of plan administration;

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in one or more multiemployer plans, we may be required to pay those plans an amount based on the unfunded status of the plan, referred to as "withdrawal liability".

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2014	2013	Status	2014	2013	2012	Surcharge Imposed	Expiration Dates of CBAs

GCIU- Employer Retirement Fund 91-6024903/001	Red	Red	Implemented	257	238	234	No	10/31/2015
								7/1/2017
CWA/ITU Negotiated Pension Plan 13-6212879/001	Red	Red	Implemented	113	121	132	No	5/13/2014
								12/31/2014
								4/1/2015
								8/31/2015
District No. 9, International Association of Machinists and Aerospace Workers Pension Trust 43-0736847/001	Green	Green	N/A	37	40	39	N/A	2/28/2015

Multiemployer plans in red zone status are generally less well funded than plans in green zone status.

9     COMMON STOCK, CLASS B COMMON STOCK AND PREFERRED SHARE PURCHASE RIGHTS

Common Stock

Under the Plan, the par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. Holders of our previous 2nd lien agreement shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as other liabilities in our Consolidated Balance Sheets. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants is $10,807,800.

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement. The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.

Under the New York Stock Exchange ("NYSE") listing standards, if our Common Stock fails to maintain an adequate per share price and total market capitalization of less than $50,000,000, our Common Stock could be removed from the NYSE and traded in the over-the-counter market. In July 2011, the NYSE notified us that our Common Stock did not meet the NYSE continued listing standards due to the failure to maintain an adequate share price. Under the NYSE rules, our Common Stock was allowed to continue to be listed during a cure period. In February 2012, the NYSE notified us that we were again in compliance with the minimum closing price standard. In January 2013, the NYSE notified us that we had returned to full compliance with all continued listing standards.

Class B Common Stock

In 1986, one share of Class B Common Stock was issued as a dividend for each share of Common Stock held by stockholders of record at the time. The transfer of Class B Common Stock was restricted. As originally anticipated, the number of outstanding Class B shares decreased over time through trading and reached the sunset level of 5,600,000 shares in March 2011. In March 2011, in accordance with the sunset provisions established in 1986, we effected conversion of all outstanding shares of Class B Common Stock to Common Stock. As a result, all stockholders have one vote per share on all future matters. Class B shares formerly had ten votes per share.

Preferred Share Purchase Rights

In 1998, the Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”). Under the Rights Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (“Right”) for each outstanding share of our Common Stock and Class B Common Stock (collectively “Common Shares”). Rights are attached to, and automatically trade with, our Common Shares. In 2008, the Board of Directors approved an amendment to the Rights Plan. The amendment increased the beneficial ownership threshold to 25% from 20% for stockholders purchasing Common Stock for passive investment only and decreased the threshold to 15% for all other investors. In addition, the amendment extended the expiration of the Rights Plan to May 31, 2018 from May 31, 2008.

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

10    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,481,000, $1,261,000 and 1,080,000, in 2014, 2013 and 2012, respectively.

At September 28, 2014, we have reserved 3,344,109 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 28, 2014, 1,011,254 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2014	2013	2012

Under option, beginning of year	2,769	3,102	1,812
Granted	15	51	1,520
Exercised	(342)	(62)	—
Canceled	(109)	(322)	(230)
Under option, end of year	2,333	2,769	3,102

Exercisable, end of year	1,786	1,791	1,298

Weighted average prices of stock options are as follows:

(Dollars)	2014	2013	2012

Granted	2.99	1.20	1.16
Exercised	2.01	1.65	—
Cancelled	10.98	5.18	—
Under option, end of year	2.70	2.94	3.18

The following assumptions were used to estimate the fair value of 2014, 2013 and 2012 option awards:

	2014	2013	2012

Volatility (Percent)	91	121	122
Risk-free interest rate (Percent)	1.24	0.68	0.76
Expected term (Years)	4.5	4.7	4.7
Estimated fair value (Dollars)	2.02	0.98	0.95

A summary of stock options outstanding at September 28, 2014 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 5	2,264	6.8	1.75	1,717	1.91
25 - 50	69	1.6	33.99	69	33.99
	2,333	6.6	2.70	1,786	3.15

Total unrecognized compensation expense for unvested stock options at September 28, 2014 is $324,000, which will be recognized over a weighted average period of 0.7 years.

The aggregate intrinsic value of stock options outstanding at September 28, 2014 is $3,697,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2014	2013	2012

Outstanding, beginning of year	500	500	—
Granted	817	—	500
Forfeited	(26)	—	—
Outstanding, end of year	1,291	500	500

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2014	2013	2012

Outstanding, beginning of year	1.31	1.31	—
Granted	3.61	—	1.31
Forfeited	3.61	—	—
Outstanding, end of year	2.72	1.31	1.31

Total unrecognized compensation expense for unvested restricted Common Stock at September 28, 2014 is $2,249,000, which will be recognized over a weighted average period of 1.7 years.

In December 2014, we issued 727,000 shares of restricted Common Stock to employees. The grant date fair value was $3.65 per share. All restrictions lapse in December 2017.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2014, 2013 or 2012.

11    INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2014	2013	2012

Current:
Federal	451	(7,915)	(8,244)
State	(571)	(693)	(2,210)
Deferred	6,410	(54,806)	(466)
	6,290	(63,414)	(10,920)

Continuing operations	6,290	(62,745)	(9,161)
Discontinued operations	—	(669)	(1,759)
	6,290	(63,414)	(10,920)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2014	2013	2012

Computed “expected” income tax expense (benefit)	35.0	(35.0)	(35.0)
State income tax expense (benefit), net of federal tax impact	11.0	(2.6)	(1.9)
Net income of associated companies taxed at dividend rates	(9.3)	(0.8)	(6.4)
Domestic production deduction	—	0.4	2.1
Resolution of tax matters	3.6	0.1	(3.9)
Non-deductible expenses	7.9	0.4	2.6
Valuation allowance	(4.5)	(2.1)	1.8
Warrant valuation	(15.1)	—	—
Non-deductible costs of Chapter 11 Proceedings	—	—	9.5
CODI tax attribute reduction	18.3	(4.8)	(5.7)
Other	(1.8)	(0.7)	(3.7)
	45.1	(45.1)	(40.6)

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 28 2014	September 29 2013

Deferred income tax liabilities:
Property and equipment	(40,549)	(46,242)
Identified intangible assets	(54,819)	(53,461)
Long-term debt	(13,440)	—
	(108,808)	(99,703)
Deferred income tax assets:
Investments	20,765	21,558
Long-term debt	—	45,945
Accrued compensation	5,182	5,056
Allowance for doubtful accounts and losses on loans	1,258	1,224
Pension and postretirement benefits	5,210	2,106
Net operating loss carryforwards	87,867	28,660
Accrued expenses	809	1,903
Other	618	468
	121,709	106,920
Valuation allowance	(26,439)	(26,424)
Net deferred income tax liabilities	(13,538)	(19,207)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 28 2014	September 29 2013

Current assets	1,228	2,017
Non-current liabilities	(14,766)	(21,224)
Net deferred income tax liabilities	(13,538)	(19,207)

A reconciliation of 2014 and 2013 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2014	2013

Balance, beginning of year	12,671	11,980
Decreases in tax positions for prior years	(1,592)	(159)
Increases in tax positions for the current year	3,580	1,948
Lapse in statute of limitations	(1,139)	(1,098)
Balance, end of year	13,520	12,671

Approximately $9,045,000 and $8,275,000 of the gross unrecognized tax benefit balances for 2014 and 2013, respectively, relate to state net operating loss ("NOL") carryforwards which are netted against deferred taxes on our Consolidated Balance Sheets. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8,951,000 at September 28, 2014. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $385,000 at September 28, 2014 and $534,000 at September 29, 2013. There were no amounts provided for penalties at September 28, 2014 or September 29, 2013.

At September 28, 2014, we had approximately $1,008,948,000 of NOL carryforwards for state income tax purposes that expire between 2015 and 2034. Such NOL carryforwards result in a deferred income tax asset of $30,796,000 at September 28, 2014, substantially all of which is offset by a valuation allowance. The valuation allowance not related to NOL carryforwards is $1,337,000 at September 28, 2014 and $2,131,000 at September 29, 2013.

2012 Federal NOL was carried back to 2010, resulting in a cash refund of $9,500,000, which was received in 2013. A Federal NOL based on 2013 results was carried back to 2011, resulting in a refund of $6,244,000. The refund was received in 2014.

In connection with the refinancing of debt under the Chapter 11 Proceedings, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. This income was not immediately taxable for Federal income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For Federal income tax reporting purposes, we were required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt. The reduction in the basis of certain assets also resulted in reduced depreciation and amortization expense for income tax purposes beginning in 2013.

As a result of the reduction in the tax basis of debt noted above, we have been recognizing additional interest expense for income tax purposes, beginning in 2012. This additional interest expense was scheduled to be recognized through the maturity dates of the debt ending in 2017. The 2014 Refinancing resulted in all additional interest expense related to the CODI basis adjustment being deductible for income tax purposes in 2014. We expect to report a Federal NOL of approximately $163,000,000 for 2014, a substantial amount of which is due to this additional interest expense. This NOL results in a deferred income tax asset of $57,071,000, which is not offset by a valuation allowance because sufficient tax planning strategies are available to us before the expiration of the NOL in 2034.

12    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $8,774,000, including our 17% ownership of the non-voting common stock of TCT, are carried at cost.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $231,895,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $23,000,000 principal amount of New Pulitzer Notes. At September 28, 2014, based on an average of private market price quotations, the fair values were $407,500,000 and $161,625,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor, Berkshire. We are unable, as of September 28, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

As discussed more fully in Notes 5 and 9, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants is $10,807,800.

In 2014, 2013 and 2012, we reduced the carrying value of equipment no longer in use by $1,044,000, $486,000 and $1,388,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

13       EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2014	2013	2012

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	6,795	(77,071)	(13,780)
Discontinued operations	—	(1,246)	(2,918)
	6,795	(78,317)	(16,698)

Weighted average Common Stock	53,438	52,333	49,357
Less non-vested restricted Common Stock	(1,165)	(500)	(96)
Basic average Common Stock	52,273	51,833	49,261
Dilutive stock options and restricted Common Stock	1,463	—	—
Diluted average Common Stock	53,736	51,833	49,261

Earnings (loss) per common share:
Basic:
Continuing operations	0.13	(1.49)	(0.28)
Discontinued operations	—	(0.02)	(0.06)
	0.13	(1.51)	(0.34)

Diluted:
Continuing operations	0.13	(1.49)	(0.28)
Discontinued operations	—	(0.02)	(0.06)
	0.13	(1.51)	(0.34)

For 2014, 2013 and 2012, we had 3,121,000, 1,700,000 and 2,334,000 weighted average shares, respectively, not considered in the computation of diluted earnings (loss) per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. No stock options were considered in the computation of loss per common share in 2013 or 2012.

14    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2014	2013	2012

Balance, beginning of year	4,501	4,872	5,359
Additions charged to expense	1,754	1,481	1,441
Deductions from reserves	(1,729)	(1,852)	(1,928)
Balance, end of year	4,526	4,501	4,872

15    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 28 2014	September 29 2013

Compensation	11,187	12,606
Retirement plans	3,952	4,357
Other	9,209	11,530
	24,348	28,493

Cash payments are as follows:

(Thousands of Dollars)	2014	2013	2012

Interest	81,363	84,479	72,131
Debt financing and reorganization costs	31,587	1,071	32,408
Income tax refunds, net of payments	6,022	9,126	1,140

Accumulated other comprehensive income (loss), net of deferred income taxes at September 28, 2014 and September 29, 2013, is related to pension and postretirement benefits.

16    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2019 and thereafter are $2,592,000, $2,252,000, $2,010,000, $1,945,000, $918,000 and $2,202,000, respectively. Total operating lease expense is $3,276,000, $3,581,000 and $3,731,000, in 2014, 2013 and 2012, respectively.

Capital Expenditures

At September 28, 2014, we had construction and equipment purchase commitments totaling approximately $1,549,000.

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

In 2014, we issued 100,000 shares of Common Stock in full satisfaction of the Herald Value. Such shares had a fair value of $298,000 on the date of issuance.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and requested punitive damages and attorneys' fees. In 2010, the trial court granted the plaintiffs' petition for class certification. We filed an interlocutory appeal which was denied. After concluding discovery, a motion to decertify the class was filed, which was granted as to plaintiffs' minimum wage, overtime, unreimbursed meal, and unreimbursed rest period claims. In July 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in 2014.

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

17    IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In 2013, FASB issued an amendment to an existing accounting standard, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective beginning in 2014. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

18    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2014

Operating revenue	177,385	154,093	163,125	162,094

Income (loss) from continuing operations	12,102	1,705	(9,511)	3,375
Discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	12,102	1,705	(9,511)	3,375

Income (loss) attributable to Lee Enterprises, Incorporated	11,892	1,486	(9,746)	3,162

Earnings (loss) per common share:
Basic:
Continuing operations	0.23	0.03	(0.19)	0.06
Discontinued operations	—	—	—	—
	0.23	0.03	(0.19)	0.06

Diluted:
Continuing operations	0.22	0.03	(0.19)	0.06
Discontinued operations	—	—	—	—
	0.22	0.03	(0.19)	0.06

2013

Operating revenue	184,656	160,603	167,019	162,462

Income (loss) from continuing operations	13,652	(3,562)	1,968	(88,536)
Discontinued operations, net of income taxes	1,046	(2,293)	—	1
Net income (loss)	14,698	(5,855)	1,968	(88,535)

Income (loss) attributable to Lee Enterprises, Incorporated	14,580	(5,995)	1,795	(88,697)

Earnings (loss) per common share:
Basic:
Continuing operations	0.26	(0.07)	0.03	(1.71)
Discontinued operations	0.02	(0.04)	—	—
	0.28	(0.12)	0.03	(1.71)

Diluted:
Continuing operations	0.26	(0.07)	0.03	(1.71)
Discontinued operations	0.02	(0.04)	—	—
	0.28	(0.12)	0.03	(1.71)

Results of operations for the September quarter of 2014 and 2013 include non-cash impairment charges of $2,644,000 and $171,094,000, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 28, 2014 and September 29, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week periods ended September 28, 2014 and September 29, 2013, and the 53-week period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheets of Madison Newspapers, Inc., and Subsidiary (MNI), a 50% owned investee company, as of September 28, 2014 and September 29, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. The Company’s investment in MNI at September 28, 2014 and September 29, 2013 was $19,644,000 and $21,011,000, respectively, and its equity in earnings of MNI was $3,384,000 and $3,509,000 for the 52-week periods ended September 28, 2014 and September 29, 2013, respectively. The consolidated financial statements of MNI for the years ended September 28, 2014 and September 29, 2013 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI for the 52-week periods ended September 28, 2014 and September 29, 2013, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for the 52-week periods ended September 28, 2014 and September 29, 2013, and the 53-week period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries’ internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 12, 2014

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

4.1 *
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

4.2 *
Indenture dated as of March 31, 2014 among Lee Enterprises, Incorporated, certain subsidiaries from time to time parties thereto, U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 4.1 to Form 8-K filed on April 4, 2014)

4.3 *	Warrant Agreement dated as of March 31, 2014 between Lee Enterprises, Incorporated and Wells Fargo Bank, National Association (Exhibit 4.2 to Form 8-K filed on April 4, 2014)

4.4 *
Registration Rights Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, Mudrick Capital Management, LP, Hawkeye Capital Management, LLC, Cohanzick Management, LLC, Aristeia Capital, L.L.C., CVC Credit Partners, LLC, Franklin Mutual Advisors, LLC and Wingspan Master Fund, LP (Exhibit 4.3 to Form 8-K filed on April 4, 2014)

10.1 *
Purchase Agreement dated March 21, 2014 among Lee Enterprises, Incorporated, certain subsidiaries party thereto from time to time, U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, involving a $400,000,000 aggregate principal amount of 9.5% Senior Secured Notes, pursuant to an Indenture dated as of March 31, 2014 (Exhibit 10.1 to Form 8-K filed on March 27, 2014)

10.2 *
First Lien Credit Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (Exhibit 10.1 to Form 8-K filed on April 4, 2014)

10.3 *
Second Lien Loan Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Lenders from time to time parties thereto, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, and JPMorgan Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (Exhibit 10.2 to Form 8-K filed on April 4, 2014)

10.4 *
Security Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.3 to Form 8-K filed on April 4, 2014)

10.5 *
Pari Passu Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the other Grantors from time to time parties thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas (Exhibit 10.4 to Form 8-K filed on April 4, 2014)

10.6 *
Junior Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the other Grantors from time to time parties thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Deutsche Bank Trust Company Americas and Wilmington Trust, National Association (Exhibit 10.5 to Form 8-K filed on April 4, 2014)

Number	Description

10.7 *
First Lien Guarantee and Collateral Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Exhibit 10.6 to Form 8-K filed on April 4, 2014)

10.8 *
Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A. (Exhibit 10.7 to Form 8-K filed on April 4, 2014)

10.9*
Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Exhibit 10.8 to Form 8-K filed on April 4, 2014)

10.10 *
Second Amendment to Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, The Bank of New York Mellon Trust Company, N.A., Wilmington Trust, National Association, Pulitzer and the Pulitzer Subsidiaries (Exhibit 10.9 to Form 8-K filed on April 4, 2014)

10.11 *
Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association (Exhibit 10.10 to Form 8-K filed on April 4, 2014)

10.12 *	Note Agreement dated as of May 1, 2013 by and among St. Louis Post-Dispatch LLC, Pulitzer Inc. and BH Finance LLC (Exhibit 10.1 to Form 8-K filed on May 7, 2013)

10.13 *	Subsidiary Guaranty Agreement dated as of May 1, 2013 by and among certain Subsidiaries of Pulitzer Inc. in favor of BH Finance LLC (Exhibit 10.2 to Form 8-K filed on May 7, 2013)

10.14 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.15*
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.16*
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.17*
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.18*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.19*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.20*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.21 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

10.22 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.23*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)
10.24 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.25.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective January 6, 2010) (Exhibit B to Schedule 14A Definitive Proxy Statement for 2010)

Number	Description

10.25.2 *
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, as amended effective January 6, 2010) (Exhibit 10.33.2 to Annual Report on Form 10-K for the fiscal year period ended September 29, 2013)

10.26 *	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Appendix A to Schedule 14A Definitive Proxy Statement for 2014)

10.27 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.28 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.29 +*	Form of Amended and Restated Employment Agreement for certain Lee Enterprises, Incorporated Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.30 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.31 +*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Appendix B to Schedule 14A Definitive Proxy Statement for 2014)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

23.3	Report of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002