Form 10-Q
period 2014-12-28
LEE ENTERPRISES, INC
filed 2015-02-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 28, 2014

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2015, 54,491,998 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2015", "2014" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 28 2014	September 28 2014

ASSETS

Current assets:
Cash and cash equivalents	15,943	16,704
Accounts receivable, net	71,959	62,343
Income taxes receivable	611	620
Inventories	5,753	6,655
Deferred income taxes	1,228	1,228
Other	8,116	8,585
Total current assets	103,610	96,135
Investments:
Associated companies	37,603	37,790
Other	9,985	10,661
Total investments	47,588	48,451
Property and equipment:
Land and improvements	23,595	23,645
Buildings and improvements	183,473	180,570
Equipment	290,638	292,209
Construction in process	4,008	4,548
	501,714	500,972
Less accumulated depreciation	345,625	343,601
Property and equipment, net	156,089	157,371
Goodwill	243,729	243,729
Other intangible assets, net	205,901	212,657
Postretirement assets, net	14,647	14,136
Other	37,763	38,796

Total assets	809,327	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 28 2014	September 28 2014

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	28,200	31,400
Accounts payable	21,408	27,245
Compensation and other accrued liabilities	21,901	24,348
Accrued interest	14,140	4,812
Unearned revenue	30,344	30,903
Total current liabilities	115,993	118,708
Long-term debt, net of current maturities	756,300	773,350
Pension obligations	49,812	50,170
Postretirement and postemployment benefit obligations	10,439	10,359
Deferred income taxes	20,921	14,766
Income taxes payable	5,294	5,097
Other	18,046	16,369
Total liabilities	976,805	988,819
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	545	537
December 28, 2014; 54,492 shares;
September 28, 2014; 53,747 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	245,805	245,323
Accumulated deficit	(404,529)	(414,282)
Accumulated other comprehensive loss	(10,023)	(9,831)
Total stockholders' deficit	(168,202)	(178,253)
Non-controlling interests	724	709
Total deficit	(167,478)	(177,544)
Total liabilities and deficit	809,327	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 28 2014	December 29 2013

Operating revenue:
Advertising and marketing services	115,477	122,391
Subscription	50,399	45,452
Other	10,278	9,542
Total operating revenue	176,154	177,385
Operating expenses:
Compensation	61,937	62,142
Newsprint and ink	8,846	10,562
Other operating expenses	59,181	55,157
Depreciation	4,616	5,131
Amortization of intangible assets	6,880	6,893
Loss (gain) on sales of assets, net	(257)	10
Workforce adjustments	211	207
Total operating expenses	141,414	140,102
Equity in earnings of associated companies	2,757	2,919
Operating income	37,497	40,202
Non-operating income (expense):
Financial income	78	120
Interest expense	(18,790)	(20,827)
Debt financing costs	(1,102)	(104)
Other, net	(1,178)	94
Total non-operating expense, net	(20,992)	(20,717)
Income before income taxes	16,505	19,485
Income tax expense	6,498	7,383
Net income	10,007	12,102
Net income attributable to non-controlling interests	(254)	(210)
Income attributable to Lee Enterprises, Incorporated	9,753	11,892
Other comprehensive loss, net of income taxes	(192)	(441)
Comprehensive income attributable to Lee Enterprises, Incorporated	9,561	11,451
Earnings per common share:
Basic	0.19	0.23
Diluted	0.18	0.22
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013

Cash provided by operating activities:
Net income	10,007	12,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,496	12,024
Loss (gain) on sales of assets, net	(257)	10
Amortization of debt present value adjustment	—	1,198
Stock compensation expense	443	264
Distributions greater than earnings of MNI	638	371
Deferred income tax expense	6,289	(84)
Debt financing costs	1,101	104
Changes in operating assets and liabilities:
Increase in receivables	(9,616)	(13,635)
Decrease in inventories and other	1,473	618
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	485	(6,471)
Decrease in pension, postretirement and postemployment benefit obligations	(1,115)	(1,602)
Change in income taxes receivable or payable	206	7,453
Other, net	1,140	(359)
Net cash provided by operating activities	22,290	11,993
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,547)	(2,295)
Decrease in restricted cash	441	—
Proceeds from sales of assets	315	132
Distributions less than earnings of TNI	(451)	(474)
Other, net	410	—
Net cash required for investing activities	(2,832)	(2,637)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	3,000	—
Payments on long-term debt	(23,250)	(14,500)
Debt financing costs paid	(17)	(2)
Common stock transactions, net	48	239
Net cash required for financing activities	(20,219)	(14,263)
Net decrease in cash and cash equivalents	(761)	(4,907)
Cash and cash equivalents:
Beginning of period	16,704	17,562
End of period	15,943	12,655

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The Consolidated Financial Statements included herein are unaudited. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 28, 2014 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2014 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 28, 2014 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2015”, “2014” and the like refer to the fiscal years ended the last Sunday in September.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013

Operating revenue	15,600	16,072
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,102	12,371
Workforce adjustments	—	(87)
Operating income	3,498	3,788
Company's 50% share of operating income	1,749	1,894
Less amortization of intangible assets	105	105
Equity in earnings of TNI	1,644	1,789

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income. These amounts totaled $(68,000) and $8,000 in the 13 weeks ended December 28, 2014 and December 29, 2013, respectively.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending December 2015, December 2016, December 2017, the 53 week period ending December 2018 and the 52 week period ending December 2019.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013

Operating revenue	18,657	17,312
Operating expenses, excluding workforce adjustments, depreciation and amortization	14,631	13,259
Workforce adjustments	11	—
Depreciation and amortization	464	398
Operating income	3,551	3,655
Net income	2,224	2,259
Equity in earnings of MNI	1,112	1,130

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 28 2014

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 28 2014	September 28 2014

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,856	686,732
Less accumulated amortization	506,057	499,178
	180,799	187,554
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,523
	—	1
	205,901	212,657

Annual amortization of intangible assets for the 52 week periods ending December 2015, December 2016, December 2017, the 53 week period ending December 2018 and the 52 week period ending December 2019, is estimated to be $26,904,000, $25,745,000, $22,908,000, $16,653,000 and $15,624,000, respectively.

4	DEBT

In January 2012, in conjunction with the effectiveness of our plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first and second lien debt with the existing lenders. We also amended the Pulitzer Notes, as discussed more fully below (and certain capitalized terms used below defined), and extended the April 2012 maturity with the existing Noteholders.

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

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At December 28, 2014, after consideration of letters of credit, we have approximately $32,605,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $215,500,000 at December 28, 2014, accrues at either (at our option) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 5.25% (with a base rate floor of 2.0%), and is payable quarterly.

The 1st Lien Term Loan was funded with original issue discount of 2.0%, or $5,000,000, which will be amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at December 28, 2014, accrues at either (at our option) LIBOR plus 5.5%, or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 4.5%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with other payments made either voluntarily, based on 90% of excess cash flow, as defined, or from proceeds of asset sales, as defined. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

2015 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended	13 Weeks Ending
(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	—	—	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	11,250	6,250	6,250	6,250

2014 payments made under the 1st Lien Term Loan or previous 1st lien agreement are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	6,250	6,250
Voluntary	3,350	5,500	10,750	—
Asset sales	150	1,500	—	—
Excess cash flow	—	—	—	—
	6,500	10,000	17,000	6,250

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $150,000,000 at December 28, 2014, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and are included in other liabilities in our Consolidated Balance Sheets. We will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At December 28, 2014, the fair value of the Warrants is $12,110,000.

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

Principal Payments

At December 28, 2014, the balance of the New Pulitzer Notes is $19,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually.

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

2015 payments made, or required to be made for the remainder of the year, under the New Pulitzer Notes are summarized below.

	13 Weeks Ended	13 Weeks Ending
(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015

Mandatory	4,000	—	400	2,000
Voluntary	—	—	—	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	4,000	—	400	2,000

2014 payments made under the New Pulitzer Notes or Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	10,000	13,000	9,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	10,000	13,000	9,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,200,000 beginning December 28, 2014), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at December 28, 2014 is $41,484,000.

Further, the New Pulitzer Notes have limitations or restrictions on distributions, loans, advances, investments, acquisitions, dispositions and mergers. Such covenants require that substantially all future cash flows of Pulitzer are required to be directed first toward repayment of the New Pulitzer Notes and that cash flows of Pulitzer are largely segregated from those of the Company, exclusive of Pulitzer.

Other

The refinancing of the Pulitzer Notes with the New Pulitzer Notes resulted in the acceleration of $1,565,000 of a present value adjustment, which was partially offset by eliminating deferred interest expense of $1,189,000, and the net amount of which was recognized in 2013. Expenses related to the issuance of the New Pulitzer Notes are capitalized as debt issuance costs and will be amortized until the Pulitzer Debt Satisfaction Date.

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

Amortization of the debt financing costs totaled $1,029,000 in the 13 weeks ended December 28, 2014. Amortization of such costs is estimated to total $4,218,000 in 2015, $4,426,000 in 2016, $4,455,000 in 2017, $4,537,000 in 2018 and $4,289,000 in 2019. At December 28, 2014, we have $35,395,000 of unamortized debt financing costs included in other assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 28 2014	September 28 2014	December 28 2014

Revolving Facility	—	5,000	5.65
1st Lien Term Loan	215,500	226,750	7.25
Notes	400,000	400,000	9.50
2nd Lien Term Loan	150,000	150,000	12.00
New Pulitzer Notes	19,000	23,000	9.00
	784,500	804,750
Less current maturities of long-term debt	28,200	31,400
Total long-term debt	756,300	773,350

At December 28, 2014, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.4%.

Aggregate maturities of debt total $21,150,000 for the remainder of 2015, $31,400,000 in 2016, $35,200,000 in 2017, $25,000,000 in 2018, $121,750,000 in 2019 and $550,000,000 thereafter.

Liquidity

At December 28, 2014, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 28, 2014 totals $48,548,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 28, 2014.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013

Service cost for benefits earned during the period	226	39
Interest cost on projected benefit obligation	1,859	1,999
Expected return on plan assets	(2,466)	(2,483)
Amortization of net loss	420	106
Amortization of prior service benefit	(34)	(34)
	5	(373)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013

Service cost for benefits earned during the period	39	149
Interest cost on projected benefit obligation	211	228
Expected return on plan assets	(361)	(371)
Amortization of net gain	(347)	(455)
Amortization of prior service benefit	(365)	(365)
	(823)	(814)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Operations and Comprehensive Income.

Based on our forecast at December 28, 2014, we expect to contribute $3,800,000 to our pension plans for the remainder of 2015. Based on our forecast at December 29, 2014, we do not expect to contribute to our postretirement plans for the remainder of 2015.

6	INCOME TAXES

We recorded income tax expense of approximately $6,498,000 related to income before income taxes of $16,505,000 for the 13 weeks ended December 28, 2014. For the 13 weeks ended December 29, 2013, we recorded $7,383,000 of income tax expense related to income before income taxes of $19,485,000. The effective income tax rates for the 13 weeks ended December 28, 2014 and December 29, 2013 were 39.4% and 37.9%, respectively. The primary difference between these rates and the U.S. federal statutory rate of 35% is due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments made to measure the Warrants issued in connection with our 2014 Refinancing at fair value.

No significant cash tax payments were made during the 13 week period ended December 28, 2014. Due to our federal and state net operating loss carryforwards, and based on historical levels of performance, we do not expect to make any significant income tax payments in 2015, 2016, or 2017.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 28 2014	December 29 2013

Income attributable to Lee Enterprises, Incorporated:	9,753	11,892
Weighted average common shares	53,913	52,886
Less weighted average restricted Common Stock	(1,442)	805
Basic average common shares	52,471	52,081
Dilutive stock options and restricted Common Stock	1,483	1,178
Diluted average common shares	53,954	53,259
Earnings per common share:
Basic	0.19	0.23
Diluted	0.18	0.22

For the 13 weeks ended December 28, 2014, 6,254,000 weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 weeks ended December 29, 2013, we had 101,000 weighted average shares not considered in the computation of diluted earnings per common share because the related stock option exercise prices were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 28, 2014 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 28, 2014	2,333	2.70
Exercised	(28)	1.73
Cancelled	(20)	26.63
Outstanding, December 28, 2014	2,285	2.50	6.4	4,300

Exercisable, December 28, 2014	1,751	2.90	6.1	2,980

Total unrecognized compensation expense for unvested stock options as of December 28, 2014 is $210,000, which will be recognized over a weighted average period of 0.5 years.

Restricted Common Stock

The table summarizes restricted Common Stock activity during the 13 weeks ended December 28, 2014.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2014	1,291	2.72
Granted	727	3.65
Cancelled	(10)	3.61
Outstanding, December 28, 2014	2,008	3.05
Total unrecognized compensation expense for unvested restricted Common Stock at December 28, 2014 is $4,537,000, which will be recognized over a weighted average period of 2.0 years.

9	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $7,272,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $213,749,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $19,000,000 principal amount of New Pulitzer Notes. At December 28, 2014, based on private market price quotations the fair values were $412,000,000 and $157,500,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor, Berkshire. We are unable, as of December 28, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At December 28, 2014, the fair value of the Warrants is $12,110,000. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 6.

We file income tax returns with the IRS and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009.

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and requested punitive damages and attorneys' fees. In 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in 2014.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as a liability in our Consolidated Balance Sheets. We will remeasure the liability to fair value each reporting period, with changes reported in earnings. The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At December 28, 2014, the fair value of the Warrants is $12,110,000.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 28, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2014 Annual Report on Form 10-K.

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

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization and impairment charges, minus equity in earnings of TNI and MNI and curtailment gains. Operating Cash Flow Margin is defined as operating cash flow divided by operating revenue. The terms operating cash flow and EBITDA are used interchangeably.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended December 28, 2014”.

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

Our products include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.1 million and 1.5 million, respectively, read by over three million people in print;

•	Websites, mobile and tablet products in all of our markets that complement our newspapers and attracted 27.6 million unique visitors in December 28, 2014, with 225.9 million page views; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of November 2014, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

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

In April 2014, we began to implement a full access subscription model, which will provide subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These will be offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. Due to the timing of the rollout and subscriber renewal dates, the bulk of the positive revenue from this initiative should be realized in 2015.

During, and since, the last economic downturn, we have also transformed our business model and carefully managed our costs to maintain our margins and cash flows. Since 2007 and through 2014 we reduced annual cash costs of our continuing operations by $297 million, or 37%, net of costs incurred to achieve these savings and also net of cost increases that primarily support our revenue initiatives. We are continuing to pursue operating efficiencies in 2015.

ECONOMIC CONDITIONS

According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 until June 2009. It is widely believed that certain elements of the economy, such as housing, auto sales and employment, were in decline before December 2007, and some elements have recovered slowly in either nominal or real (inflation-adjusted) terms. Our revenue, operating results and cash flows were significantly impacted by the recession and its aftermath. The duration and depth of an economic recession, and pace of economic recovery, in markets in which we operate, may influence our future results.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

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

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Note 1 and Note 4 of the Notes to Consolidated Financial Statements, included herein.

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a refinancing that extended the maturity to December 2015 for most of our debt, with the remainder maturing in April 2017. In May 2013, we again refinanced the remaining balance of the Pulitzer Notes. On March 31, 2014, we refinanced all of our other debt in the 2014 Refinancing. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 28, 2014, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 28, 2014 totals $48,548,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At December 28, 2014, the principal amount of our outstanding debt totaled $784,500,000. For the last twelve months ended December 28, 2014, the principal amount of our debt, net of cash, is 4.7 times our adjusted EBITDA, compared to a ratio of 4.8 at December 29, 2013.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 28, 2014.

13 WEEKS ENDED DECEMBER 28, 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 28 2014	December 29 2013	Percent Change

Advertising and marketing services revenue:
Retail	76,814	82,279	(6.6)
Classified:
Employment	7,425	7,209	3.0
Automotive	7,335	8,140	(9.9)
Real estate	4,074	4,419	(7.8)
All other	10,361	10,453	(0.9)
Total classified	29,195	30,221	(3.4)
National	7,151	7,517	(4.9)
Niche publications and other	2,317	2,374	(2.4)
Total advertising and marketing services revenue	115,477	122,391	(5.6)
Subscription	50,399	45,452	10.9
Commercial printing	2,816	3,032	(7.1)
Digital services and other	7,462	6,510	14.6
Total operating revenue	176,154	177,385	(0.7)
Operating expenses:
Compensation	61,937	62,142	(0.3)
Newsprint and ink	8,846	10,562	(16.2)
Other operating expenses	59,181	55,157	7.3
Workforce adjustments	211	207	1.9
Cash costs	130,175	128,068	1.6
Operating cash flow	45,979	49,317	(6.8)
Depreciation and amortization	11,496	12,024	(4.4)
Loss (gain) on sales of assets, net	(257)	10	NM
Equity in earnings of associated companies	2,757	2,919	(5.5)
Operating income	37,497	40,202	(6.7)
Non-operating expense, net	(20,992)	(20,717)	1.3
Income before income taxes	16,505	19,485	(15.3)
Income tax expense	6,498	7,383	(12.0)
Net income	10,007	12,102	(17.3)
Net income attributable to non-controlling interests	(254)	(210)	21.0
Income attributable to Lee Enterprises, Incorporated	9,753	11,892	(18.0)
Other comprehensive loss, net of income taxes	(192)	(441)	(56.5)
Comprehensive income attributable to Lee Enterprises, Incorporated	9,561	11,451	(16.5)
Earnings per common share:
Basic	0.19	0.23	(17.4)
Diluted	0.18	0.22	(18.2)

References to the "2015 Quarter" refer to the 13 weeks ended December 28, 2014. Similarly, references to the "2014 Quarter" refer to the 13 weeks ended December 29, 2013.

Total operating revenue decreased $1,231,000, or 0.7%, in the 2015 Quarter, compared to the 2014 Quarter. Excluding the impact of a subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue decreased 3.4%. This reclassification will increase both print subscription revenue and operating expenses, with no impact on operating cash flow or operating income. Certain delivery expenses were previously reported as a reduction of revenue. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

In the 2015 Quarter, advertising and marketing services revenue decreased $6,914,000, or 5.6%, compared to the 2014 Quarter. Retail advertising decreased 6.6%. Retail preprint insertion revenue decreased 8.1%. Digital retail advertising on a stand-alone basis increased 2.7%, partially offsetting print declines.

Classified revenue decreased 3.4% in the 2015 Quarter. Employment revenue increased 3.0% while automotive advertising decreased 9.9%, real estate decreased 7.8% and other classified decreased 0.9%. Digital classified revenue on a stand-alone basis increased 14.1%, partially offsetting print declines.

National advertising decreased $366,000, or 4.9%. Digital national advertising on a stand-alone basis increased 15.4% due to improved management of national advertising exchanges. Advertising in niche publications and other decreased 2.4%.

On a stand-alone basis, digital advertising and marketing services revenue increased 7.1% to $19,949,000 in the 2015 Quarter, representing 17.3% of total advertising and marketing services revenue. Total digital revenue for the 2015 Quarter, including advertising and marketing services, subscriptions and all other digital business, totaled $27,156,000, an increase of 25.6% from a year ago. Print advertising and marketing services revenue on a stand-alone basis decreased 7.9%.

Subscription and Other Revenue

Subscription revenue increased $4,947,000, or 10.9%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 0.3%. The increase in subscription revenue in the current year quarter is due to the effect of our full access subscription model, partially offset by a decline in print units. We expect 2015 subscription revenue, excluding the impact of the subscription-related expense reclassification, to increase 2.5%-3.0%.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.1 million in the 2015 Quarter. Sunday circulation totaled 1.5 million. Amounts are not comparable to the prior year period due to changes in measurements by the Alliance for Audited Media.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 27.6 million unique visitors in the month of December 2014, an increase of 7.8% from a year ago, with 225.9 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $216,000, or 7.1%, in the 2015 Quarter. Digital services and other revenue increased $952,000, or 14.6%, in the 2015 Quarter.

Operating Expenses

Cash costs increased $2,107,000, or 1.6%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 2.1%.

Compensation expense decreased $205,000, or 0.3%, in the 2015 Quarter, driven by a decline in average full-time equivalent employees of 3.5%.

Newsprint and ink costs decreased $1,716,000, or 16.2%, in the 2015 Quarter, primarily as a result of a reduction in newsprint volume of 13.3%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $4,024,000, or 7.3%, in the 2015 Quarter, due to the subscription-related expense reclassification.

For the full year, 2015 cash costs, excluding the impact of the subscription-related expense reclassification, are expected to decrease 0.5%-1.0%.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013	Percent Change

Subscription revenue, as reported	50,399	45,452	10.9
Adjustment for subscription-related expense reclassification	(4,807)	—	NM
Subscription revenue, as adjusted	45,592	45,452	0.3

Total operating revenue, as reported	176,154	177,385	(0.7)
Adjustment for subscription-related expense reclassification	(4,807)	—	NM
Total operating revenue, as adjusted	171,347	177,385	(3.4)

Other cash costs, as reported	59,181	55,157	7.3
Adjustment for subscription-related expense reclassification	(4,807)	—	NM
Other cash costs, as adjusted	54,374	55,157	(1.4)

Total cash costs, as reported	130,175	128,068	1.6
Adjustment for subscription-related expense reclassification	(4,807)	—	NM
Total cash costs, as adjusted	125,368	128,068	(2.1)

Approximately $4,444,000, or 92.4%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $363,000, or 7.6%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $1,476,000, respectively, in the 2015 Quarter. Such amounts are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 6.8%, to $45,979,000, in the 2015 Quarter compared to $49,317,000 in the 2014 Quarter. Operating cash flow margin decreased to 26.1% from 27.8% a year ago, reflecting a larger percentage decrease in operating revenue than the decrease in operating expenses and the subscription expense reclassification.  The reduction of operating cash flow margin related to the subscription expense reclassification was 0.8% in the 2015 Quarter.

Depreciation expense decreased $515,000, or 10.0%, in the 2015 Quarter. Amortization expense decreased $13,000, or 0.2%, in the 2015 Quarter.

Equity in earnings of TNI and MNI decreased $162,000 in the 2015 Quarter.

The factors noted above resulted in operating income of $37,497,000 in the 2015 Quarter compared to $40,202,000 in the 2014 Quarter. Operating income margin decreased to 21.3% from 22.7% a year ago. The reduction of operating income margin related to the subscription expense reclassification was 0.6% in the 2015 Quarter.

Nonoperating Income and Expense

Interest expense decreased $2,037,000, or 9.8%, to $18,790,000 in the 2015 Quarter due to lower debt balances. Interest expense in 2014 also includes $1,198,000 of noncash amortization of a present value adjustment of debt. As a result of the 2014 Refinancing, our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.4% at the end of the 2015 Quarter compared to 9.2% at the end of the 2014 Quarter.

Amortization of debt financing costs was $1,102,000 in the 2015 Quarter compared to $104,000 in the 2014 Quarter. We also charged $1,302,000 to expense in the 2015 Quarter due to the change in fair value of Warrants issued in connection with our 2014 Refinancing.

Overall Results

We recognized income tax expense of 39.4% of income before income taxes in the 2015 Quarter and 37.9% in the 2014 Quarter.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $9,753,000 in the 2015 Quarter compared to $11,892,000 in the 2014 Quarter. We recorded earnings per diluted common share of $0.18 in the 2015 Quarter and $0.22 in the 2014 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.22 in the 2015 Quarter, compared to $0.24 in the 2014 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 28 2014		December 29 2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	9,753	0.18	11,892	0.22
Adjustments:
Debt financing and reorganization costs	1,102		104
Amortization of debt present value adjustment	—		1,198
Warrants fair value adjustment	1,302		—
Other, net	(54)		163
	2,350		1,465
Income tax effect of adjustments, net	(367)		(512)
	1,983	0.04	953	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	11,736	0.22	12,845	0.24

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $22,290,000 in the 2015 Quarter and $11,993,000 in the 2014 Quarter. We recorded net income of $10,007,000 in the 2015 Quarter and $12,102,000 in the 2014 Quarter. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities of continuing operations in the 2015 Quarter.

Investing Activities

Cash required for investing activities totaled $2,832,000 in the 2015 Quarter compared to $2,637,000 in the 2014 Quarter. Capital spending totaled $3,547,000 in the 2015 Quarter and $2,295,000 in the 2014 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2015, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $20,219,000 in the 2015 Quarter and $14,263,000 in the 2014 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2015 Quarter and the 2014 Quarter.

As discussed more fully in Note 1 and Note 4 of the Notes to Consolidated Financial Statements, included herein, in May 2013, we refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we refinanced all of our other debt.

Liquidity

At December 28, 2014, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 28, 2014 totals $48,548,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At December 28, 2014, the principal amount of our outstanding debt totals $784,500,000. For the last twelve months ending December 28, 2014 , the principal amount of our debt, net of cash, is 4.7 times our adjusted EBITDA, compared to a ratio of 4.8 at December 29, 2013.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 28, 2014.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013	December 28 2014

Advertising and marketing services	115,477	122,391	435,087
Subscription	50,399	45,452	181,773
Other	10,278	9,542	38,606
Total operating revenue	176,154	177,385	655,466
Compensation	61,937	62,142	242,849
Newsprint and ink	8,846	10,562	36,278
Other operating expenses	59,181	55,157	223,353
Depreciation and amortization	11,496	12,024	47,983
Loss (gain) on sales of assets, net	(257)	10	(1,605)
Impairment of goodwill and other assets	—	—	2,980
Workforce adjustments	211	207	1,271
Total operating expenses	141,414	140,102	553,109
Equity in earnings of TNI and MNI	2,757	2,919	8,135
Operating income	37,497	40,202	110,492
Adjusted to exclude:
Depreciation and amortization	11,496	12,024	47,983
Loss (gain) on sale of assets, net	(257)	10	(1,605)
Impairment of intangible and other assets	—	—	2,980
Equity in earnings of TNI and MNI	(2,757)	(2,919)	(8,135)
Operating cash flow	45,979	49,317	151,715
Add:
Ownership share of TNI and MNI EBITDA (50%)	3,756	3,921	11,071
Adjusted to exclude:
Stock compensation	443	264	1,660
Adjusted EBITDA	50,178	53,502	164,446
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(3,756)	(3,921)	(11,071)
Add (deduct):
Distributions from TNI and MNI	2,944	2,815	10,125
Capital expenditures, net of insurance proceeds	(3,547)	(2,295)	(13,076)
Pension contributions	—	—	(1,522)
Cash income tax refunds (payments)	(4)	(14)	6,032
Unlevered free cash flow	45,815	50,087	154,934
Add (deduct):
Financial income	78	120	343
Interest expense to be settled in cash	(18,790)	(19,628)	(76,492)
Debt financing costs paid	(17)	(2)	(31,602)
Free cash flow	27,086	30,577	47,183

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013	December 28 2014

Advertising and marketing services	80,055	83,209	303,664
Subscription	33,546	28,749	118,789
Other	8,780	8,217	33,771
Total operating revenue	122,381	120,175	456,224
Compensation	46,246	45,826	181,061
Newsprint and ink	6,523	7,338	26,269
Other operating expenses	33,577	29,120	123,430
Depreciation and amortization	7,951	8,082	33,031
Loss (gain) on sale of assets, net	(79)	(15)	(1,426)
Impairment of goodwill and other assets	—	—	378
Workforce adjustments	72	49	576
Total operating expenses	94,290	90,400	363,319
Equity in earnings of MNI	1,112	1,130	3,366
Operating income	29,203	30,905	96,271
Adjusted to exclude:
Depreciation and amortization	7,951	8,082	33,031
Loss (gain) on sales of assets, net	(79)	(15)	(1,426)
Impairment of intangible and other assets	—	—	378
Equity in earnings of MNI	(1,112)	(1,130)	(3,366)
Operating cash flow	35,963	37,842	124,888
Add:
Ownership share of MNI EBITDA (50%)	2,007	2,027	5,885
Adjusted to exclude:
Stock compensation	443	264	1,660
Adjusted EBITDA	38,413	40,133	132,433
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(2,007)	(2,027)	(5,885)
Add (deduct):
Distributions from MNI	1,750	1,500	5,000
Capital expenditures, net of insurance proceeds	(2,080)	(2,163)	(8,775)
Pension contributions	—	—	(87)
Cash income tax refunds (payments)	(4)	(14)	(256)
Intercompany charges not settled in cash	(2,318)	(2,099)	(9,897)
Other	—	—	(2,000)
Unlevered free cash flow	33,754	35,330	110,533
Add (deduct):
Financial income	78	120	343
Interest expense to be settled in cash	(18,330)	(18,355)	(73,466)
Debt financing costs paid	(17)	(2)	(31,594)
Free cash flow	15,485	17,093	5,816

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 28 2014	December 29 2013	December 28 2014

Advertising and marketing services	35,422	39,182	131,423
Subscription	16,853	16,703	62,984
Other	1,498	1,325	4,835
Total operating revenue	53,773	57,210	199,242
Compensation	15,691	16,316	61,788
Newsprint and ink	2,323	3,224	10,009
Other operating expenses	25,604	26,037	99,923
Depreciation and amortization	3,545	3,942	14,952
Loss (gain) on sale of assets, net	(178)	25	(179)
Impairment of goodwill and other assets	—	—	2,602
Workforce adjustments	139	158	695
Total operating expenses	47,124	49,702	189,790
Equity in earnings of TNI	1,645	1,789	4,769
Operating income	8,294	9,297	14,221
Adjusted to exclude:
Depreciation and amortization	3,545	3,942	14,952
Loss (gain) on sales of assets, net	(178)	25	(179)
Impairment of intangible and other assets	—	—	2,602
Equity in earnings of TNI	(1,645)	(1,789)	(4,769)
Operating cash flow	10,016	11,475	26,827
Add:
Ownership share of TNI EBITDA (50%)	1,749	1,894	5,186
Adjusted EBITDA	11,765	13,369	32,013
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,749)	(1,894)	(5,186)
Add (deduct):
Distributions from TNI	1,194	1,315	5,125
Capital expenditures, net of insurance proceeds	(1,467)	(132)	(4,301)
Pension contributions	—	—	(1,435)
Cash income tax refunds (payments)	—	—	6,288
Intercompany charges not settled in cash	2,318	2,099	9,897
Other	—	—	2,000
Unlevered free cash flow	12,061	14,757	44,401
Deduct:
Interest expense to be settled in cash	(460)	(1,273)	(3,026)
Debt financing costs paid	—	—	(8)
Free cash flow	11,601	13,484	41,367

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At December 28, 2014, 27.5% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $2,155,000 based on $215,500,000 of floating rate debt outstanding at December 28, 2014.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2014 and our 1.0% minimum rate, LIBOR would need to increase approximately 65 basis points for six month borrowing up to approximately 84 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

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

Canadian paper suppliers are benefiting from a stronger U.S. dollar in 2014. In addition, eroding North American domestic newsprint demand, coupled with significant declines in offshore exports, put downward price pressure on newsprint prices in the second half of 2014. Despite significant capacity reduction in 2014, oversupply remains a North American newsprint producer issue as demand from U.S. publishers continues its decline. Additional downtime and permanent supply closures may occur in 2015. Long-term supply strategy has been considered in our supplier selection, while taking advantage of any current pricing opportunities.

Future price changes, if any, will be influenced primarily by the balance between supply capacity and demand, domestic and export, in addition to the producers' ability to mitigate input cost pressures and the U.S. dollar to Canadian dollar exchange rate. The final extent of future price changes, if any, is subject to negotiations with each newsprint producer.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $594,000 based on anticipated consumption in 2015, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

At December 28, 2014, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $213,749,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $19,000,000 principal amount of New Pulitzer Notes. At December 28, 2014, based on an average of private market price quotations, the fair values were $412,000,000 and $157,500,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor. We are unable, as of December 28, 2014, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.        Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and request punitive damages and attorneys' fees. In 2014 we reached a settlement with the plaintiffs, which remains subject to court approval, and recorded a liability of $2,300,000 in 2014.

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

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	February 6, 2015
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)