Form 10-Q
period 2015-03-29
LEE ENTERPRISES, INC
filed 2015-05-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2015

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of April 30, 2015, 54,535,122 shares of Common Stock of the Registrant were outstanding.

1

2

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 29 2015	September 28 2014

ASSETS

Current assets:
Cash and cash equivalents	11,350	16,704
Accounts receivable, net	59,551	62,343
Income taxes receivable	146	620
Inventories	5,438	6,655
Deferred income taxes	1,228	1,228
Other	8,064	8,585
Total current assets	85,777	96,135
Investments:
Associated companies	36,128	37,790
Other	10,174	10,661
Total investments	46,302	48,451
Property and equipment:
Land and improvements	23,551	23,645
Buildings and improvements	183,128	180,570
Equipment	289,436	292,209
Construction in process	3,326	4,548
	499,441	500,972
Less accumulated depreciation	346,016	343,601
Property and equipment, net	153,425	157,371
Goodwill	243,729	243,729
Other intangible assets, net	199,077	212,657
Postretirement assets, net	14,860	14,136
Other	36,467	38,796

Total assets	779,637	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 29 2015	September 28 2014

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	27,400	31,400
Accounts payable	18,787	27,245
Compensation and other accrued liabilities	24,397	24,348
Accrued interest	4,677	4,812
Unearned revenue	30,699	30,903
Total current liabilities	105,960	118,708
Long-term debt, net of current maturities	736,850	773,350
Pension obligations	49,021	50,170
Postretirement and postemployment benefit obligations	10,519	10,359
Deferred income taxes	20,909	14,766
Income taxes payable	5,492	5,097
Other	16,031	16,369
Total liabilities	944,782	988,819
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	545	537
March 29, 2015; 54,528 shares;
September 28, 2014; 53,747 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	246,488	245,323
Accumulated deficit	(402,729)	(414,282)
Accumulated other comprehensive loss	(10,215)	(9,831)
Total stockholders' deficit	(165,911)	(178,253)
Non-controlling interests	766	709
Total deficit	(165,145)	(177,544)
Total liabilities and deficit	779,637	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Operating revenue:
Advertising and marketing services	97,665	102,720	213,142	225,110
Subscription	48,111	41,952	98,509	87,405
Other	9,753	9,421	20,032	18,963
Total operating revenue	155,529	154,093	331,683	331,478
Operating expenses:
Compensation	61,236	59,071	123,173	121,212
Newsprint and ink	7,661	9,334	16,507	19,895
Other operating expenses	55,839	52,712	115,021	107,870
Depreciation	4,686	5,275	9,301	10,407
Amortization of intangible assets	6,880	6,916	13,760	13,809
Loss (gain) on sales of assets, net	5	(1,641)	(252)	(1,631)
Workforce adjustments	640	299	851	506
Total operating expenses	136,947	131,966	278,361	272,068
Equity in earnings of associated companies	1,653	1,593	4,410	4,512
Operating income	20,235	23,720	57,732	63,922
Non-operating income (expense):
Financial income	102	101	180	221
Interest expense	(18,403)	(20,552)	(37,193)	(41,379)
Debt financing costs	(1,493)	(99)	(2,595)	(203)
Other, net	2,318	27	1,140	121
Total non-operating expense, net	(17,476)	(20,523)	(38,468)	(41,240)
Income before income taxes	2,759	3,197	19,264	22,682
Income tax expense	717	1,492	7,215	8,875
Net income	2,042	1,705	12,049	13,807
Net income attributable to non-controlling interests	(242)	(219)	(496)	(429)
Income attributable to Lee Enterprises, Incorporated	1,800	1,486	11,553	13,378
Other comprehensive loss, net of income taxes	(192)	(442)	(384)	(883)
Comprehensive income attributable to Lee Enterprises, Incorporated	1,608	1,044	11,169	12,495
Earnings per common share:
Basic:	0.03	0.03	0.22	0.26
Diluted:	0.03	0.03	0.21	0.25

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014

Cash provided by operating activities:
Net income	12,049	13,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,061	24,216
Gain on sales of assets, net	(252)	(1,631)
Amortization of debt present value adjustment	—	2,394
Stock compensation expense	1,083	684
Distributions greater than earnings of MNI	1,444	1,309
Deferred income tax expense	6,411	62
Debt financing costs	2,595	175
Changes in operating assets and liabilities:
Decrease in receivables	2,792	1,896
Decrease (increase) in inventories and other	1,716	(559)
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(8,748)	(12,607)
Decrease in pension, postretirement and postemployment benefit obligations	(2,365)	(3,205)
Change in income taxes receivable or payable	869	8,711
Other, net	(1,190)	(507)
Net cash provided by operating activities	39,465	34,745
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,675)	(4,895)
Decrease in restricted cash	441	—
Proceeds from sales of assets	868	2,170
Distributions greater (less) than earnings of TNI	218	(511)
Other, net	(180)	—
Net cash required for investing activities	(4,328)	(3,236)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(45,500)	(34,500)
Debt financing costs paid	(82)	(268)
Common stock transactions, net	91	575
Net cash required for financing activities	(40,491)	(34,193)
Net decrease in cash and cash equivalents	(5,354)	(2,684)
Cash and cash equivalents:
Beginning of period	16,704	17,562
End of period	11,350	14,878

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 29, 2015 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2014 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 29, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2INVESTMENTS IN ASSOCIATED COMPANIES

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Operating revenue	14,373	15,065	29,973	31,137
Operating expenses, excluding workforce adjustments, depreciation and amortization	11,745	12,297	23,847	24,667
Workforce adjustments	—	—	—	(87)
Operating income	2,628	2,768	6,126	6,557
Company's 50% share of operating income	1,314	1,384	3,063	3,279
Less amortization of intangible assets	105	104	209	209
Equity in earnings of TNI	1,209	1,280	2,854	3,070

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income. These amounts totaled $(130,000) and $(41,000) in the 13 weeks ended March 29, 2015 and March 30, 2014, respectively, and totaled $(198,000) and $(34,000) in the 26 weeks ended March 29, 2015 and March 30, 2014, respectively.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending March 2016, March 2017, March 2018, the 53 week period ending March 2019 and in the 52 week period ending March 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Operating revenue	16,022	16,119	34,678	33,432
Operating expenses, excluding workforce adjustments, depreciation and amortization	14,178	14,597	28,810	27,856
Workforce adjustments	47	229	57	229
Depreciation and amortization	463	398	927	794
Operating income	1,334	895	4,884	4,553
Net income	888	625	3,112	2,885
Equity in earnings of MNI	444	313	1,556	1,442

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 29 2015

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 29 2015	September 28 2014

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	686,912	686,732
Less accumulated amortization	512,937	499,178
	173,975	187,554
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,523
	—	1
	199,077	212,657

Annual amortization of intangible assets for the 52 week periods ending March 2016, March 2017, March 2018, the 53 week period ending March 2019 and the 52 week period ending March 2020, is estimated to be $26,625,000, $25,428,000, $20,788,000, $16,546,000 and $15,382,000, respectively.

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

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together the “1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent; and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At March 29, 2015, after consideration of letters of credit, we have approximately $32,605,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $205,250,000 at March 29, 2015, accrues at either (at our option) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 5.25% (with a base rate floor of 2.0%), and is payable quarterly.

The 1st Lien Term Loan was funded with original issue discount of 2.0%, or $5,000,000, which will be amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at March 29, 2015, accrues at either (at our option) LIBOR plus 5.5%, or at a base rate equal to highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%, plus 4.5%.

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

2015 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	4,000	—	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	11,250	10,250	6,250	6,250

2014 payments made under the 1st Lien Term Loan or previous 1st lien agreement are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	6,250	6,250
Voluntary	3,350	5,500	10,750	—
Asset sales	150	1,500	—	—
Excess cash flow	—	—	—	—
	6,500	10,000	17,000	6,250

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $150,000,000 at March 29, 2015, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory payments required under the 2nd Lien Term Loan.

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

After the Pulitzer Debt Satisfaction Date, subject to certain other conditions in the 2nd Lien Term Loan the balance of the 2nd Lien Term Loan can, or will be, reduced at par from proceeds from asset sales by Pulitzer or the Pulitzer Subsidiaries.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At March 29, 2015, the fair value of the Warrants is $10,029,000.

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

Principal Payments

At March 29, 2015, the balance of the New Pulitzer Notes is $9,000,000. We may voluntarily prepay principal amounts outstanding under the New Pulitzer Notes at any time, in whole or in part, without premium or penalty (except as noted below), upon proper notice, and subject to certain limitations as to minimum amounts of prepayments. The New Pulitzer Notes provide for mandatory scheduled prepayments totaling $6,400,000 annually.

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

2015 payments made, or required to be made for the remainder of the year, under the New Pulitzer Notes are summarized below.

	13 Weeks Ended		13 Weeks Ending
(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015

Mandatory	4,000	2,400	—	—
Voluntary	—	7,520	—	—
Asset sales	—	80	—	—
Excess cash flow	—	—	—	—
	4,000	10,000	—	—

2014 payments made under the New Pulitzer Notes are summarized as follows:

				13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	6,400	—	—	—
Voluntary	1,600	10,000	13,000	9,000
Asset sales	—	—	—	—
Excess cash flow	—	—	—	—
	8,000	10,000	13,000	9,000

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

Covenants and Other Matters

The New Pulitzer Notes contain certain covenants and conditions including the maintenance, by Pulitzer, of minimum trailing 12 month EBITDA (minimum of $24,200,000 beginning March 29, 2015), as defined in the New Pulitzer Notes agreement, and limitations on capital expenditures and the incurrence of other debt. Our actual trailing 12 month EBITDA at March 29, 2015 is $41,505,000.

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

Amortization of debt financing costs totaled $1,307,000 and $2,336,000 in the 13 weeks and 26 weeks ended March 29, 2015, respectively. Amortization of such costs is estimated to total $3,999,000 in 2015, $4,208,000 in 2016, $4,397,000 in 2017, $4,525,000 in 2018 and $4,281,000 in 2019. At March 29, 2015 we have $34,147,000 of unamortized debt financing costs included in other assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 29 2015	September 28 2014	March 29 2015

Revolving Facility	—	5,000	5.65
1st Lien Term Loan	205,250	226,750	7.25
Notes	400,000	400,000	9.50
2nd Lien Term Loan	150,000	150,000	12.00
New Pulitzer Notes	9,000	23,000	9.00
	764,250	804,750
Less current maturities of long-term debt	27,400	31,400
Total long-term debt	736,850	773,350

At March 29, 2015, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.4%.

Aggregate maturities of debt total $12,500,000 for the remainder of 2015, $31,400,000 in 2016, $27,600,000 in 2017, $25,000,000 in 2018, $117,750,000 in 2019 and $550,000,000 thereafter.

Liquidity

At March 29, 2015, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 29, 2015 totals $43,955,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 29, 2015.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Service cost for benefits earned during the period	226	39	452	78
Interest cost on projected benefit obligation	1,859	1,999	3,718	3,998
Expected return on plan assets	(2,466)	(2,483)	(4,932)	(4,966)
Amortization of net loss	420	106	840	212
Amortization of prior service benefit	(34)	(34)	(68)	(68)
	5	(373)	10	(746)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Service cost for benefits earned during the period	39	149	78	298
Interest cost on projected benefit obligation	211	228	422	456
Expected return on plan assets	(361)	(371)	(722)	(742)
Amortization of net gain	(347)	(455)	(694)	(910)
Amortization of prior service benefit	(365)	(365)	(730)	(730)
	(823)	(814)	(1,646)	(1,628)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Operations and Comprehensive Income.

Based on our forecast at March 29, 2015, we expect to contribute $3,365,000 to our pension plans for the remainder of 2015. Based on our forecast at March 29, 2015, we do not expect to contribute to our postretirement plans for the remainder of 2015.

6	INCOME TAXES

The effective income tax rates for the 13 weeks ended March 29, 2015 and March 30, 2014 were 26.0% and 46.7%, respectively. The effective income tax rates for the 26 weeks ended March 29, 2015 and March 30, 2014 were 37.5% and 39.1%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants issued in connection with our 2014 Refinancing. The decrease in the effective income tax rate for the 13 weeks ended March 29, 2015 is primarily due to a mark-to-market adjustment to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

State cash tax payments of $168,000 were made during the 26 weeks ended March 29, 2015, of which $164,000 were made during the 13 weeks ended March 29, 2015. State cash tax refunds of $236,000 relating to carrybacks of prior year losses were received during the 26 weeks ended March 29, 2015, all of which were received during the 13 weeks ended March 29, 2015. Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in 2015, 2016 or 2017.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 29 2015	March 30 2014	March 29 2015	March 30 2014

Income attributable to Lee Enterprises, Incorporated:	1,800	1,486	11,553	13,378
Weighted average common shares	54,506	53,519	54,206	53,199
Less weighted average restricted Common Stock	(2,012)	(1,296)	(1,724)	(1,048)
Basic average common shares	52,494	52,223	52,482	52,151
Dilutive stock options and restricted Common Stock	1,381	1,575	1,434	1,390
Diluted average common shares	53,875	53,798	53,916	53,541
Earnings per common share:
Basic	0.03	0.03	0.22	0.26
Diluted	0.03	0.03	0.21	0.25

For the 13 weeks and 26 weeks ended March 29, 2015, 6,816,000 and 6,533,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 weeks and 26 weeks ended March 30, 2014, we had 98,000 and 100,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the related stock option exercise prices were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 29, 2015 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 28, 2014	2,333	2.70
Exercised	(60)	1.53
Cancelled	(79)	8.18
Outstanding, March 29, 2015	2,194	2.54	6.1	3,033

Exercisable, March 29, 2015	1,700	2.92	5.8	2,065

Total unrecognized compensation expense for unvested stock options as of March 29, 2015 is $71,000, which will be recognized over a weighted average period of 0.2 years.

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 29, 2015.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2014	1,291	2.72
Granted	735	3.64
Cancelled	(13)	3.61
Outstanding, March 29, 2015	2,013	3.05
Total unrecognized compensation expense for unvested restricted Common Stock at March 29, 2015 is $4,048,000, which will be recognized over a weighted average period of 1.8 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $7,359,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $206,661,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $9,000,000 principal amount of New Pulitzer Notes. At March 29, 2015, based on private market price quotations the fair values were $412,250,000 and $160,500,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements. The New Pulitzer Notes are held by a single investor, Berkshire. We are unable, as of March 29, 2015, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At December 28, 2014, the fair value of the Warrants was $12,110,000. At March 29, 2015, the fair value of the Warrants is $10,029,000. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Legal Proceedings

In 2008, a group of newspaper carriers filed suit against us in the United States District Court for the Southern District of California, claiming to be our employees and not independent contractors. The plaintiffs sought relief related to alleged violations of various employment-based statutes, and requested punitive damages and attorneys' fees. In 2014 we reached a settlement with the plaintiffs and recorded a liability of $2,300,000. The court approved the settlement and we paid $2,176,000 in full satisfaction of the claim in April 2015.

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

Multiemployer Pension Plans

In 2015, we were notified that a bargaining unit at one of our enterprises was no longer being represented.  As a result, we may be subject to a future claim for withdrawal liability.  The amount of such liability, if any, will be dependent on actions taken, or not taken, by the Company and the pension fund, as well as the future performance of the pension fund.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 29, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2014 Annual Report on Form 10-K.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended March 29, 2015" and "26 Weeks Ended March 29, 2015”.

We also present selected information for Lee Legacy and Pulitzer. Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer, the Pulitzer Subsidiaries and TNI. See “Selected Lee Legacy Financial Information” and “Selected Pulitzer Financial Information” in Item 2, included herein.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of these requirements is required in 2018, but may be deferred one year. We have not yet determined the potential impact on our Consolidated Financial Statements.

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

In April 2015, the FASB issued a new standard for the presentation debt issuance costs. The new standard will streamline the balance sheet presentation of debt related valuations. Debt issuance costs are currently recognized as deferred charges and presented as an asset while debt discounts and premiums are treated as adjustments to the related debt. Under the new standard, debt issuance costs will be recognized as reductions to the related debt. The adoption of the new standard is required in 2017. The adoption of this standard will serve to reclassify certain amounts within our Consolidated Balance Sheets.

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

Our products include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.0 million and 1.5 million, respectively, read by over three million people in print; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of February 2015, the unemployment rate in six of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

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

In April 2014, we began to implement a full access subscription model, which provides subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These are offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. Due to the timing of the rollout and staggered subscriber renewal dates, the bulk of the positive revenue from this initiative should be realized in 2015.

During, and since, the last economic downturn, we have also transformed our business model and carefully managed our costs to maintain high margins and cash flows. Since 2007 and through 2014, we reduced annual cash costs of our continuing operations by $297 million, or 37%, net of costs incurred to achieve these savings and also net of cost increases that primarily support our revenue and content initiatives. We are continuing to pursue operating efficiencies in 2015.

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

At March 29, 2015, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 29, 2015 totals $43,955,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 29, 2015, the principal amount of our outstanding debt totaled $764,250,000. For the last twelve months ended March 29, 2015, the principal amount of our debt, net of cash, is 4.6 times our adjusted EBITDA, compared to a ratio of 4.8 on a pro forma basis for the 2014 Refinancing at March 30, 2014.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 29, 2015.

13 WEEKS ENDED MARCH 29, 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 29 2015	March 30 2014	Percent Change

Advertising and marketing services revenue:
Retail	61,520	64,806	(5.1)
Classified:
Employment	7,646	8,060	(5.1)
Automotive	6,242	6,904	(9.6)
Real estate	3,708	4,125	(10.1)
All other	10,377	10,304	0.7
Total classified	27,973	29,393	(4.8)
National	5,375	6,094	(11.8)
Niche publications and other	2,797	2,427	15.2
Total advertising and marketing services revenue	97,665	102,720	(4.9)
Subscription	48,111	41,952	14.7
Commercial printing	2,774	2,992	(7.3)
Digital services and other	6,979	6,429	8.6
Total operating revenue	155,529	154,093	0.9
Operating expenses:
Compensation	61,236	59,071	3.7
Newsprint and ink	7,661	9,334	(17.9)
Other operating expenses	55,839	52,712	5.9
Workforce adjustments	640	299	NM
Cash costs	125,376	121,416	3.3
Operating cash flow	30,153	32,677	(7.7)
Depreciation and amortization	11,566	12,191	(5.1)
Loss (gain) on sales of assets, net	5	(1,641)	NM
Equity in earnings of associated companies	1,653	1,593	3.8
Operating income	20,235	23,720	(14.7)
Non-operating expense, net	(17,476)	(20,523)	(14.8)
Income before income taxes	2,759	3,197	(13.7)
Income tax expense	717	1,492	(51.9)
Net income	2,042	1,705	19.8
Net income attributable to non-controlling interests	(242)	(219)	10.5
Income attributable to Lee Enterprises, Incorporated	1,800	1,486	21.1
Other comprehensive loss, net of income taxes	(192)	(442)	(56.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	1,608	1,044	54.0
Earnings per common share:
Basic	0.03	0.03	—
Diluted	0.03	0.03	—

References to the "2015 Quarter" refer to the 13 weeks ended March 29, 2015. Similarly, references to the "2014 Quarter" refer to the 13 weeks ended March 30, 2014.

Total operating revenue increased $1,436,000, or 0.9%, in the 2015 Quarter, compared to the 2014 Quarter. Excluding the impact of a subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue decreased 1.8%.This reclassification increases both print subscription revenue and operating expenses, with no impact on operating cash flow or operating income. Certain delivery expenses were previously reported as a reduction of revenue. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

In the 2015 Quarter, advertising and marketing services revenue decreased $5,055,000, or 4.9%, compared to the 2014 Quarter. Retail advertising decreased 5.1%. Retail preprint insertion revenue decreased 5.6%. Digital retail advertising on a stand-alone basis increased 6.1%, partially offsetting print declines.

Classified revenue decreased 4.8% in the 2015 Quarter. Employment revenue decreased 5.1% while automotive advertising decreased 9.6%, real estate decreased 10.1% and other classified increased 0.7%. Digital classified revenue on a stand-alone basis increased 8.7%, partially offsetting print declines.

National advertising decreased $719,000, or 11.8%. Digital national advertising on a stand-alone basis increased 26.0% due to improved management of national advertising exchanges. Advertising in niche publications and other increased 15.2%.

On a stand-alone basis, digital advertising and marketing services revenue increased 8.3% to $18,827,000 in the 2015 Quarter, representing 19.3% of total advertising and marketing services revenue. Total digital revenue for the 2015 Quarter, including advertising and marketing services, subscriptions and all other digital business, totaled $27,413,000, an increase of 33.9% from a year ago, representing 17.6% of total operating revenue. Print advertising and marketing services revenue on a stand-alone basis decreased 7.6%.

Subscription and Other Revenue

Subscription revenue increased $6,159,000, or 14.7%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 4.7%. The increase in subscription revenue in the current year quarter is due to the effect of our full access subscription model, partially offset by a decline in print units. We expect 2015 subscription revenue, excluding the impact of subscription-related expense reclassification, to increase 2.5%-3.0%.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2015 Quarter. Sunday circulation totaled 1.4 million. Amounts are not comparable to the 2014 Quarter due to changes in measurements by the Alliance for Audited Media ("AAM"). Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong newspaper readership.

Commercial printing revenue decreased $218,000, or 7.3%, in the 2015 Quarter. Digital services and other revenue increased $550,000, or 8.6%, in the 2015 Quarter.

Operating Expenses

Cash costs increased $3,960,000, or 3.3%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 0.2%.

Compensation expense increased $2,165,000, or 3.7%, in the 2015 Quarter, driven by increases in employee medical and pension costs, as well as compensation increases, which were partially offset by a decline in average full-time equivalent employees of 3.9%.

Newsprint and ink costs decreased $1,673,000, or 17.9%, in the 2015 Quarter, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 10.9%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $3,127,000, or 5.9%, in the 2015 Quarter, due primarily to the subscription-related expense reclassification.

For the full year, 2015 cash costs, excluding the impact of the subscription-related expense reclassification, are expected to decrease 2.25%-2.75%. To achieve this cost reduction, cash costs for the remainder of the fiscal year will need to decreased by 3.3%-4.3%, which significantly exceeds the decrease of 1.2% for the 26 weeks ended March 29, 2015. This acceleration of cost reduction in the latter half of 2015 may also have a favorable impact on 2016 cash costs.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	13 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	Percent Change

Subscription revenue, as reported	48,111	41,952	14.7
Adjustment for subscription-related expense reclassification	(4,605)	(400)	NM
Subscription revenue, as adjusted	43,506	41,552	4.7

Total operating revenue, as reported	155,529	154,093	0.9
Adjustment for subscription-related expense reclassification	(4,605)	(400)	NM
Total operating revenue, as adjusted	150,924	153,693	(1.8)

Other cash costs, as reported	55,839	52,712	5.9
Adjustment for subscription-related expense reclassification	(4,605)	(400)	NM
Other cash costs, as adjusted	51,234	52,312	(2.1)

Total cash costs, as reported	125,376	121,416	3.3
Adjustment for subscription-related expense reclassification	(4,605)	(400)	NM
Total cash costs, as adjusted	120,771	121,016	(0.2)

Approximately $4,272,000, or 92.8%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $333,000, or 7.2%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $1,457,000 in the 2015 Quarter. Such amounts for MNI are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 7.7%, to $30,153,000, in the 2015 Quarter compared to $32,677,000 in the 2014 Quarter. Operating cash flow margin decreased to 19.4% from 21.2% a year ago, reflecting a smaller percentage increase in operating revenue than the increase in operating expenses and the subscription-related expense reclassification.  The reduction of operating cash flow margin related to the subscription-related expense reclassification was 0.6% in the 2015 Quarter.

Depreciation expense decreased $589,000, or 11.2%, in the 2015 Quarter. Amortization expense decreased $36,000, or 0.5%, in the 2015 Quarter. Sales of operating assets resulted in a net loss of $5,000 in the 2015 Quarter compared to a net gain of $1,641,000 in the 2014 Quarter.

Equity in earnings of TNI and MNI increased $60,000 in the 2015 Quarter.

The factors noted above resulted in operating income of $20,235,000 in the 2015 Quarter compared to $23,720,000 in the 2014 Quarter. Operating income margin decreased to 13.0% from 15.4% a year ago. The reduction of operating income margin related to the subscription-related expense reclassification was 0.4% in the 2015 Quarter.

Nonoperating Income and Expense

Interest expense decreased $2,149,000, or 10.5%, to $18,403,000 in the 2015 Quarter due to lower debt balances and $1,196,000 of non-cash interest expense in the 2014 Quarter. As a result of the 2014 Refinancing, our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.4% at the end of the 2015 Quarter compared to 9.2% at the end of the 2014 Quarter.

Amortization of debt financing costs was $1,493,000 in the 2015 Quarter compared to $99,000 in the 2014 Quarter. We also recognized $2,081,000 of non-operating income in the 2015 Quarter due to the change in fair value of Warrants issued in connection with our 2014 Refinancing.

Overall Results

We recognized income tax expense of 26.0% of income before income taxes in the 2015 Quarter and 46.7% in the 2014 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $1,800,000 in the 2015 Quarter compared to income of $1,486,000 in the 2014 Quarter. We recorded earnings per diluted common share of $0.03 in the 2015 Quarter and $0.03 in the 2014 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.02 in the 2015 Quarter, compared to $0.05 in the 2014 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 29 2015		March 30 2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	1,800	0.03	1,486	0.03
Adjustments:
Debt financing costs	1,493		99
Amortization of debt present value adjustment	—		1,196
Warrants fair value adjustment	(2,081)		—
Other, net	436		414
	(152)		1,709
Income tax effect of adjustments, net	(666)		(567)
	(818)	(0.02)	1,142	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	982	0.02	2,628	0.05

26 WEEKS ENDED MARCH 29, 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 29 2015	March 30 2014	Percent Change

Operating revenue:
Retail	138,332	147,084	(6.0)
Classified:
Employment	15,070	15,269	(1.3)
Automotive	13,580	15,043	(9.7)
Real estate	7,782	8,544	(8.9)
All other	20,739	20,757	(0.1)
Total classified	57,171	59,613	(4.1)
National	12,526	13,611	(8.0)
Niche publications and other	5,113	4,802	6.5
Total advertising and marketing services revenue	213,142	225,110	(5.3)
Subscription	98,509	87,405	12.7
Commercial printing	5,591	6,023	(7.2)
Digital services and other	14,441	12,940	11.6
Total operating revenue	331,683	331,478	0.1
Operating expenses:
Compensation	123,173	121,212	1.6
Newsprint and ink	16,507	19,895	(17.0)
Other operating expenses	115,021	107,870	6.6
Workforce adjustments	851	506	68.2
Cash costs	255,552	249,483	2.4
Operating cash flow	76,131	81,995	(7.2)
Depreciation and amortization	23,061	24,216	(4.8)
Loss (gain) on sales of assets, net	(252)	(1,631)	(84.5)
Equity in earnings of associated companies	4,410	4,512	(2.3)
Operating income	57,732	63,922	(9.7)
Non-operating expense, net	(38,468)	(41,240)	(6.7)
Income before income taxes	19,264	22,682	(15.1)
Income tax expense	7,215	8,875	(18.7)
Net income	12,049	13,807	(12.7)
Net income attributable to non-controlling interests	(496)	(429)	15.6
Income attributable to Lee Enterprises, Incorporated	11,553	13,378	(13.6)
Other comprehensive loss, net of income taxes	(384)	(883)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	11,169	12,495	(10.6)
Earnings per common share:
Basic	0.22	0.26	(15.4)
Diluted	0.21	0.25	(16.0)

References to the "2015 Period" refer to the 26 weeks ended March 29, 2015. Similarly, references to the "2014 Period" refer to the 26 weeks ended March 30, 2014.

Total operating revenue increased $205,000, or 0.1%, in the 2015 Period, compared to the 2014 Period. Excluding the impact of the subscription-related expense reclassification, operating revenue for the 2015 Period decreased 2.7%. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

In the 2015 Period, advertising and marketing services revenue decreased $11,968,000, or 5.3%, compared to the 2014 Period. Retail advertising decreased 6.0%. Retail preprint insertion revenue decreased 7.1%. Digital retail advertising on a stand-alone basis increased 4.3%, partially offsetting print declines.

Classified revenue decreased 4.1% in the 2015 Period. Employment revenue decreased 1.3% while automotive advertising decreased 9.7%, real estate decreased 8.9% and other classified decreased 0.1%. Digital classified revenue on a stand-alone basis increased 11.3%, partially offsetting print declines.

National advertising decreased $1,085,000, or 8.0%. Digital national advertising on a stand-alone basis increased 20% due to improved management of national advertising exchanges. Advertising in niche publications and other increased 6.5%.

On a stand-alone basis, digital advertising and marketing services revenue increased 7.7%, to $38,776,000, in the 2015 Period, representing 18.2% of total advertising and marketing services revenue. Total digital revenue for the 2015 Period, including advertising and marketing services, subscriptions and all other digital business, totaled $54,568,000, an increase of 29.7% from a year ago, representing 16.5% of total operating revenue. Print advertising and marketing services revenue on a stand-alone basis decreased 7.8%.

Subscription and Other Revenue

Subscription revenue increased $11,104,000, or 12.7%, in the 2015 Period. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 2.4%. The increase in subscription revenue in the current year period is due to the effect of our full access subscription model, partially offset by a decline in print units.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2015 Period. Sunday circulation totaled 1.5 million. Amounts are not comparable to the 2014 Period due to changes in measurements by the AAM.

Commercial printing revenue decreased $432,000, or 7.2%, in the 2015 Period. Digital services and other revenue increased $1,501,000, or 11.6%, in the 2015 Period.

Operating Expenses

Cash costs increased $6,069,000, or 2.4%, in the 2015 Period. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 1.2%.

Compensation expense increased $1,961,000, or 1.6%, in the 2015 Period, driven by increases in employee medical and pension costs, as well as compensation increases, which were partially offset by a decline in average full time equivalent employees of 3.7%.

Newsprint and ink costs decreased $3,388,000, or 17.0%, in the 2015 Period, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 12.1%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $7,151,000, or 6.6%, in the 2015 Period due to the subscription-related expense reclassification.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	26 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	Percent Change

Subscription revenue, as reported	98,509	87,405	12.7
Adjustment for subscription-related expense reclassification	(9,412)	(400)	NM
Subscription revenue, as adjusted	89,097	87,005	2.4

Total operating revenue, as reported	331,683	331,478	0.1
Adjustment for subscription-related expense reclassification	(9,412)	(400)	NM
Total operating revenue, as adjusted	322,271	331,078	(2.7)

Other cash costs, as reported	115,021	107,870	6.6
Adjustment for subscription-related expense reclassification	(9,412)	(400)	NM
Other cash costs, as adjusted	105,609	107,470	(1.7)

Total cash costs, as reported	255,552	249,483	2.4
Adjustment for subscription-related expense reclassification	(9,412)	(400)	NM
Total cash costs, as adjusted	246,140	249,083	(1.2)

Approximately $8,716,000, or 92.6%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $696,000, or 7.4%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $2,933,000 in the 2015 Period. Such amounts for MNI are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 7.2%, to $76,131,000, in the 2015 Period compared to $81,995,000 in the 2014 Period. Operating cash flow margin decreased to 23.0% from 24.7% a year ago reflecting a larger percentage increase in operating expenses than the increase in operating revenue and the subscription-related expense reclassification.  The reduction of operating cash flow margin related to the subscription-related expense reclassification was 0.7% in the 2015 Period.

Depreciation expense decreased $1,106,000, or 10.6%, in the 2015 Period, due primarily to lower levels of capital spending over the last several years. Amortization expense decreased $49,000, or 0.4%, in the 2015 Period due to impairment charges recorded in 2014. Sales of operating assets resulted in a net gain of $252,000 in the 2015 Period compared to a net gain of $1,631,000 in the 2014 Period.

Equity in earnings in associated companies decreased $102,000 in the 2015 Period.

The factors noted above resulted in operating income of $57,732,000 in the 2015 Period compared to $63,922,000 in the 2014 Period. Operating income margin decreased to 17.4% from 19.3% a year ago. The reduction of operating income margin related to the subscription-related expense reclassification was 0.5% in the 2015 Period.

Nonoperating Income and Expense

Interest expense decreased $4,186,000, or 10.1%, to $37,193,000 in the 2015 Period due to lower debt balances and $2,394,000 of non-cash interest expense in the 2014 Period.

Amortization of debt financing costs was $2,595,000 in the 2015 Period compared to $203,000 in the 2014 Period. We also recognized $779,000 of non-operating income in the 2015 Period from the change in fair market value of Warrants issued in connection with our 2014 Refinancing.

Overall Results

We recognized income tax expense of 37.5% of income before income taxes in the 2015 Period and 39.1% in the 2014 Period.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $11,553,000 in the 2015 Period compared to $13,378,000 in the 2014 Period. We recorded earnings per diluted common share of $0.21 in the 2015 Period and $0.25 in the 2014 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.24 in the 2015 Period, compared to $0.29 in the 2014 Period. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 29 2015		March 30 2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	11,553	0.21	13,378	0.25
Adjustments:
Debt financing costs	2,595		203
Amortization of debt present value adjustment	—		2,394
Warrants fair value adjustment	(779)		—
Other, net	382		577
	2,198		3,174
Income tax effect of adjustments, net	(1,031)		(1,079)
	1,167	0.02	2,095	0.04
Income attributable to Lee Enterprises, Incorporated, as adjusted	12,720	0.24	15,473	0.29

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $39,465,000 in the 2015 Period and $34,745,000 in the 2014 Period. We recorded net income of $12,049,000 in the 2015 Period and $13,807,000 in the 2014 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2015 Period.

Investing Activities

Cash required for investing activities totaled $4,328,000 in the 2015 Period compared to $3,236,000 in the 2014 Period. Capital spending totaled $5,675,000 in the 2015 Period and $4,895,000 in the 2014 Period. We received $868,000 and $2,170,000 of proceeds from sales of assets in the 2015 Period and the 2014 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2015, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $40,491,000 in the 2015 Period and $34,193,000 in the 2014 Period. Debt reduction accounted for the majority of the usage of funds in both the 2015 Period and the 2014 Period.

As discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, in May 2013, we refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we refinanced all of our other debt.

Liquidity

At March 29, 2015, after consideration of letters of credit, we have approximately $32,605,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 29, 2015 totals $43,955,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 29, 2015, the principal amount of our outstanding debt totals $764,250,000. For the last twelve months ending March 29, 2015, the principal amount of our debt, net of cash, is 4.6 times our adjusted EBITDA, compared to a ratio of 4.8 at March 30, 2014.

The 2014 Refinancing significantly enhances our debt maturity profile. Final maturities of our debt have been extended to dates from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 29, 2015.

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

Income Taxes

Certain states in which we operate periodically consider changes to their corporate income tax rates. Until such changes are enacted, the impact of such changes cannot be determined.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014	March 29 2015

Advertising and marketing services	97,665	102,720	213,142	225,110	430,034
Subscription	48,111	41,952	98,509	87,405	187,931
Other	9,753	9,421	20,032	18,963	38,937
Total operating revenue	155,529	154,093	331,683	331,478	656,902
Compensation	61,236	59,071	123,173	121,212	245,015
Newsprint and ink	7,661	9,334	16,507	19,895	34,606
Other operating expenses	55,839	52,712	115,021	107,870	226,480
Depreciation and amortization	11,566	12,191	23,061	24,216	49,293
Loss (gain) on sales of assets, net	5	(1,641)	(252)	(1,631)	217
Impairment of intangible and other assets	—	—	—	—	868
Workforce adjustments	640	299	851	506	1,610
Total operating expenses	136,947	131,966	278,361	272,068	558,089
Equity in earnings of TNI and MNI	1,653	1,593	4,410	4,512	8,195
Operating income	20,235	23,720	57,732	63,922	107,008
Adjusted to exclude:
Depreciation and amortization	11,566	12,191	23,061	24,216	49,293
Loss (gain) on sale of assets, net	5	(1,641)	(252)	(1,631)	217
Impairment of intangible and other assets	—	—	—	—	868
Equity in earnings of TNI and MNI	(1,653)	(1,593)	(4,410)	(4,512)	(8,195)
Operating cash flow	30,153	32,677	76,131	81,995	149,191
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,212	2,031	5,969	5,952	11,252
Adjusted to exclude:
Stock compensation	640	420	1,083	684	1,880
Adjusted EBITDA	33,005	35,128	83,183	88,631	162,323
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(2,212)	(2,031)	(5,969)	(5,952)	(11,252)
Add (deduct):
Distributions from TNI and MNI	3,128	2,494	6,072	5,309	10,760
Capital expenditures, net of insurance proceeds	(2,128)	(2,600)	(5,675)	(4,895)	(12,604)
Pension contributions	(435)	(705)	(435)	(705)	(1,252)
Cash income tax refunds (payments)	68	(103)	64	(117)	6,203
Unlevered free cash flow	31,426	32,183	77,240	82,271	154,178
Add (deduct):
Financial income	102	101	180	221	344
Interest expense to be settled in cash	(18,404)	(19,356)	(37,193)	(38,984)	(75,539)
Debt financing costs paid	(65)	(266)	(82)	(268)	(31,401)
Free cash flow	13,059	12,662	40,145	43,240	47,582

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014	March 29 2015

Advertising and marketing services	69,018	72,055	149,073	155,263	300,629
Subscription	32,513	26,727	66,058	55,477	124,574
Other	8,593	8,412	17,374	16,629	33,952
Total operating revenue	110,124	107,194	232,505	227,369	459,155
Compensation	46,273	44,123	92,519	89,948	183,212
Newsprint and ink	5,727	6,733	12,250	14,070	25,263
Other operating expenses	31,919	28,633	65,497	57,754	126,716
Depreciation and amortization	7,884	8,226	15,834	16,309	32,198
Loss (gain) on sale of assets, net	4	(1,635)	(75)	(1,650)	213
Impairment of intangible and other assets	—	—	—	—	868
Workforce adjustments	241	122	313	171	693
Total operating expenses	92,048	86,202	186,338	176,602	369,163
Equity in earnings of MNI	444	313	1,556	1,443	3,498
Operating income	18,520	21,305	47,723	52,210	93,490
Adjusted to exclude:
Depreciation and amortization	7,884	8,226	15,834	16,309	32,198
Loss (gain) on sales of assets, net	4	(1,635)	(75)	(1,650)	213
Impairment of intangible and other assets	—	—	—	—	868
Equity in earnings of MNI	(444)	(313)	(1,556)	(1,443)	(3,498)
Operating cash flow	25,964	27,583	61,926	65,426	123,271
Add:
Ownership share of MNI EBITDA (50%)	898	646	2,906	2,673	6,137
Adjusted to exclude:
Stock compensation	640	420	1,083	684	1,880
Adjusted EBITDA	27,502	28,649	65,915	68,783	131,288
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(898)	(646)	(2,906)	(2,673)	(6,137)
Add (deduct):
Distributions from MNI	1,250	1,250	3,000	2,750	5,000
Capital expenditures, net of insurance proceeds	(1,438)	(2,082)	(3,518)	(4,245)	(8,961)
Pension contributions	—	—	—	—	(87)
Cash income tax refunds (payments)	157	(103)	153	(117)	4
Intercompany charges not settled in cash	(2,318)	(2,099)	(4,636)	(4,198)	(10,116)
Other	—	—	—	—	(2,000)
Unlevered free cash flow	24,255	24,969	58,008	60,300	108,991
Add (deduct):
Financial income	102	101	180	221	344
Interest expense to be settled in cash	(18,086)	(18,206)	(36,415)	(36,561)	(73,345)
Debt financing costs paid	(65)	(266)	(82)	(268)	(31,393)
Free cash flow	6,206	6,598	21,691	23,692	4,597

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 29 2015	March 30 2014	March 29 2015	March 30 2014	March 29 2015

Advertising and marketing services	28,647	30,665	64,069	69,847	129,405
Subscription	15,598	15,225	32,451	31,928	63,357
Other	1,160	1,009	2,658	2,334	4,985
Total operating revenue	45,405	46,899	99,178	104,109	197,747
Compensation	14,963	14,948	30,654	31,264	61,803
Newsprint and ink	1,934	2,601	4,257	5,825	9,343
Other operating expenses	23,920	24,079	49,524	50,116	99,764
Depreciation and amortization	3,682	3,965	7,227	7,907	17,095
Loss (gain) on sale of assets, net	1	(6)	(177)	19	4
Workforce adjustments	399	177	538	335	917
Total operating expenses	44,899	45,764	92,023	95,466	188,926
Equity in earnings of TNI	1,209	1,280	2,854	3,069	4,697
Operating income	1,715	2,415	10,009	11,712	13,518
Adjusted to exclude:
Depreciation and amortization	3,682	3,965	7,227	7,907	17,095
Loss (gain) on sales of assets, net	1	(6)	(177)	19	4
Equity in earnings of TNI	(1,209)	(1,280)	(2,854)	(3,069)	(4,697)
Operating cash flow	4,189	5,094	14,205	16,569	25,920
Add:
Ownership share of TNI EBITDA (50%)	1,314	1,385	3,063	3,279	5,115
Adjusted EBITDA	5,503	6,479	17,268	19,848	31,035
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,314)	(1,385)	(3,063)	(3,279)	(5,115)
Add (deduct):
Distributions from TNI	1,878	1,244	3,072	2,559	5,760
Capital expenditures, net of insurance proceeds	(690)	(518)	(2,157)	(650)	(3,643)
Pension contributions	(435)	(705)	(435)	(705)	(1,165)
Cash income tax refunds (payments)	(89)	—	(89)	—	6,199
Intercompany charges not settled in cash	2,318	2,099	4,636	4,198	10,116
Other	—	—	—	—	2,000
Unlevered free cash flow	7,171	7,214	19,232	21,971	45,187
Deduct:
Interest expense to be settled in cash	(318)	(1,150)	(778)	(2,423)	(2,194)
Debt financing costs paid	—	—	—	—	(8)
Free cash flow	6,853	6,064	18,454	19,548	42,985

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At March 29, 2015, 26.9% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $2,053,000 based on $205,250,000 of floating rate debt outstanding at March 29, 2015.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in March 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 60 basis points for six month borrowing up to approximately 82 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

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

Newsprint purchase prices have declined throughout 2015 due to continual deterioration of North American domestic newsprint demand and weak export shipment opportunities. Canadian producers continue to benefit from US sales based on the strength of the US dollar while unfavorable exchange rates and poor world demand have driven significant declines in offshore exports for all North American producers. Producers may consider future production capacity reductions to bring the market into balance as selling prices approach cost of goods sold. Long-term supply strategy has been considered in our supply selection, while taking advantage of any current pricing opportunities.

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

At March 29, 2015, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $206,661,000 , based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes, $150,000,000 principal amount under the 2nd Lien Term Loan and $9,000,000 principal amount of New Pulitzer Notes. At March 29, 2015, based on an average of private market price quotations, the fair values were $412,250,000 and $160,500,000 for the Notes and 2nd Lien Term Loan, respectively. The New Pulitzer Notes are held by a single investor. We are unable, as of March 29, 2015, to determine the fair value of the New Pulitzer Notes. The value, if determined, may be more or less than the carrying amount.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.        Exhibits

Number	Description

10.1*	Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, as amended effective December 4, 2014)
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

* Management contracts or compensation plans or arrangements in which executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Carl G. Schmidt	May 8, 2015
Carl G. Schmidt
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)