Form 10-Q
period 2015-06-28
LEE ENTERPRISES, INC
filed 2015-08-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 28, 2015

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2015, 54,551,666 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 28 2015	September 28 2014

ASSETS

Current assets:
Cash and cash equivalents	18,904	16,704
Accounts receivable, net	57,712	62,343
Income taxes receivable	48	620
Inventories	4,737	6,655
Deferred income taxes	1,229	1,228
Other	9,275	8,585
Total current assets	91,905	96,135
Investments:
Associated companies	35,791	37,790
Other	10,177	10,661
Total investments	45,968	48,451
Property and equipment:
Land and improvements	23,211	23,645
Buildings and improvements	180,611	180,570
Equipment	289,814	292,209
Construction in process	3,321	4,548
	496,957	500,972
Less accumulated depreciation	348,442	343,601
Property and equipment, net	148,515	157,371
Goodwill	243,729	243,729
Other intangible assets, net	192,383	212,657
Postretirement assets, net	15,211	14,136
Debt financing costs and other	34,887	38,796

Total assets	772,598	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 28 2015	September 28 2014

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	32,900	31,400
Accounts payable	18,530	27,245
Compensation and other accrued liabilities	24,109	24,348
Accrued interest	14,184	4,812
Unearned revenue	30,322	30,903
Total current liabilities	120,045	118,708
Long-term debt, net of current maturities	712,100	773,350
Pension obligations	47,540	50,170
Postretirement and postemployment benefit obligations	10,582	10,359
Deferred income taxes	22,618	14,766
Income taxes payable	5,689	5,097
Warrants and other	16,519	16,369
Total liabilities	935,093	988,819
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	547	537
June 28, 2015; 54,749 shares;
September 28, 2014; 53,747 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	247,408	245,323
Accumulated deficit	(400,847)	(414,282)
Accumulated other comprehensive loss	(10,407)	(9,831)
Total stockholders' deficit	(163,299)	(178,253)
Non-controlling interests	804	709
Total deficit	(162,495)	(177,544)
Total liabilities and deficit	772,598	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Operating revenue:
Advertising and marketing services	100,490	110,284	313,632	335,394
Subscription	47,394	43,339	145,904	130,744
Other	9,662	9,502	29,693	28,465
Total operating revenue	157,546	163,125	489,229	494,603
Operating expenses:
Compensation	58,442	60,330	181,615	181,543
Newsprint and ink	7,421	9,224	23,928	29,120
Other operating expenses	55,405	53,840	170,426	161,708
Depreciation	4,559	5,293	13,860	15,700
Amortization of intangible assets	6,836	6,901	20,597	20,710
Loss (gain) on sales of assets, net	686	9	434	(1,622)
Impairment of goodwill and other assets	—	336	—	336
Workforce adjustments	1,057	419	1,908	925
Total operating expenses	134,406	136,352	412,768	408,420
Equity in earnings of associated companies	1,705	1,836	6,114	6,348
Operating income	24,845	28,609	82,575	92,531
Non-operating income (expense):
Financial income	79	85	258	306
Interest expense	(18,121)	(19,654)	(55,314)	(61,033)
Debt financing costs and amortization	(1,445)	(21,732)	(4,040)	(21,935)
Other, net	(1,082)	(1,701)	58	(1,579)
Total non-operating expense, net	(20,569)	(43,002)	(59,038)	(84,241)
Income (loss) before income taxes	4,276	(14,393)	23,537	8,290
Income tax expense (benefit)	2,141	(4,882)	9,353	3,995
Net income (loss)	2,135	(9,511)	14,184	4,295
Net income attributable to non-controlling interests	(253)	(235)	(749)	(663)
Income (loss) attributable to Lee Enterprises, Incorporated	1,882	(9,746)	13,435	3,632
Other comprehensive loss, net of income taxes	(192)	(441)	(576)	(1,324)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,690	(10,187)	12,859	2,308
Earnings (loss) per common share:
Basic:	0.04	(0.19)	0.26	0.07
Diluted:	0.03	(0.19)	0.25	0.07

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014

Cash provided by operating activities:
Net income	14,184	4,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,457	36,410
Loss (gain) on sales of assets, net	434	(1,622)
Impairment of goodwill and other assets	—	336
Amortization of debt present value adjustment	—	2,394
Stock compensation expense	1,645	1,081
Distributions greater than earnings of MNI	1,699	1,518
Deferred income tax expense	8,251	281
Debt financing costs	4,040	21,935
Changes in operating assets and liabilities:
Decrease in receivables	4,631	1,638
Decrease (increase) in inventories and other	596	(502)
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	(163)	1,097
Decrease in pension, postretirement and postemployment benefit obligations	(4,458)	(4,858)
Change in income taxes receivable or payable	1,164	7,324
Other, net	(331)	(1,744)
Net cash provided by operating activities	66,149	69,583
Cash provided by (required for) investing activities:
Purchases of property and equipment	(7,686)	(8,204)
Decrease in restricted cash	441	—
Proceeds from sales of assets	3,341	2,192
Distributions greater (less) than earnings of TNI	300	(211)
Other, net	(323)	—
Net cash required for investing activities	(3,927)	(6,223)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	800,000
Payments on long-term debt	(64,750)	(832,500)
Debt financing costs paid	(477)	(31,276)
Common stock transactions, net	205	612
Net cash required for financing activities	(60,022)	(63,164)
Net increase in cash and cash equivalents	2,200	196
Cash and cash equivalents:
Beginning of period	16,704	17,562
End of period	18,904	17,758

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 28, 2015 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2014 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 28, 2015 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2015”, “2014” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include the accounts of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in INN Partners, L.C. ("TownNews").

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Operating revenue	13,063	13,750	43,035	44,888
Operating expenses, excluding workforce adjustments, depreciation and amortization	10,936	11,449	34,783	36,116
Workforce adjustments	—	—	—	(87)
Operating income	2,127	2,301	8,252	8,859
Company's 50% share of operating income	1,064	1,150	4,127	4,429
Less amortization of intangible assets	105	104	314	313
Equity in earnings of TNI	959	1,046	3,813	4,116

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income. These amounts totaled $45,000 and $(17,000) in the 13 weeks ended June 28, 2015 and June 29, 2014, respectively, and totaled $(153,000) and $(51,000) in the 39 weeks ended June 28, 2015 and June 29, 2014, respectively.

Annual amortization of intangible assets is estimated to be $418,000 in each of the 52 week periods ending June 2016, June 2017, June 2018 and the 53 week period ending June 2019 and $314,000 in the 52 week period ending June 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Operating revenue	16,580	17,278	51,258	50,710
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,518	14,390	42,328	42,246
Workforce adjustments	261	15	318	244
Depreciation and amortization	463	384	1,390	1,179
Operating income	2,338	2,489	7,222	7,041
Net income	1,491	1,579	4,603	4,464
Equity in earnings of MNI	746	790	2,301	2,232

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 28 2015

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 28 2015	September 28 2014

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,055	686,732
Less accumulated amortization	519,774	499,178
	167,281	187,554
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,523
	—	1
Other intangible assets, net	192,383	212,657

Annual amortization of intangible assets for the 52 week periods ending June 2016, June 2017, June 2018, the 53 week period ending June 2019 and the 52 week period ending June 2020, is estimated to be $26,334,000, $25,166,000, $18,685,000, $16,321,000 and $15,249,000, respectively.

4	DEBT

In January 2012, in conjunction with the effectiveness of our plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code, we refinanced all of our debt. The Plan refinanced our then-existing credit agreement and extended the April 2012 maturity in a structure of first-priority and second-priority lien debt with the existing lenders. We also amended the Pulitzer Notes, as discussed more fully below (and certain capitalized terms used below defined), and extended the April 2012 maturity with the existing Noteholders.

In May 2013, we again refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”).

On March 31, 2014, we completed a comprehensive refinancing of our debt, exclusive of the New Pulitzer Notes (the “2014 Refinancing”), which included the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”) among the Company, certain subsidiaries party thereto from time to time (the “Subsidiary Guarantors”), U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent (the "Notes Collateral Agent");

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together the “1st Lien Credit Facility”) among the Company, the lenders party thereto from time to time (the “1st Lien Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the "1st Lien Collateral Agent"); and

•
$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”) among the Company, the lenders party thereto from time to time (the “2nd Lien Lenders”), and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (the "2nd Lien Collateral Agent").

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

On June 25, 2015 (the "Pulitzer Debt Satisfaction Date"), we repaid the remaining balance of the New Pulitzer Notes triggering certain changes to the security and collateral of our remaining debt. The effects of such changes are discussed more fully below.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. The Notes were sold pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time on or after March 15, 2018, subject to call premiums as follows:

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

Security

The Notes are fully and unconditionally guaranteed on a first-priority basis by each of the Company's material domestic subsidiaries in which the Company holds a direct or indirect interest of more than 50% and which guarantee indebtedness for borrowed money, including the 1st Lien Credit Facility (the "Lee Legacy Assignors"), excluding MNI, Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries") and TNI.

Following the Pulitzer Debt Satisfaction Date, the Notes are also fully and unconditionally guaranteed, on a second-priority basis, by Pulitzer and each Pulitzer Subsidiary that guarantees the indebtedness under the 2nd Lien Term Loan or other borrowings incurred by the Company or any subsidiary guarantor (collectively, the "Pulitzer Assignors").

The Notes and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations in the various agreements, by a lien on all property and assets of the Lee Legacy Assignors (the “Lee Legacy Collateral”), other than the capital stock of MNI and any property and assets of MNI, on a first-priority basis, equally and ratably with all of the Lee Legacy Assignors' existing and future obligations under the 1st Lien Credit Facility, pursuant to a Security Agreement dated as of March 31, 2014 (the “Notes Security Agreement”) among the Lee Legacy Assignors and the Notes Collateral Agent.

Also, the Notes are secured, subject to certain exceptions, priorities and limitations in the various agreements, by first-priority security interests in the capital stock of, and other equity interests owned by, the Lee Legacy Assignors pursuant to the Notes Security Agreement.

Certain of the Lee Legacy Assignors, separately, have granted first-priority lien mortgages or deeds of trust, covering their material real estate and improvements for the benefit of the holders of the Notes.

Following the Pulitzer Debt Satisfaction Date, the Notes and the subsidiary guarantees are also secured, subject to permitted liens, by a second-priority security interest in the property and assets of the Pulitzer Assignors other than assets of or used in the operations or business of TNI (the "Excluded TNI Assets")(collectively, the “Pulitzer Collateral”) owned by each of the Pulitzer Assignors that become subsidiary guarantors, equally and ratably with all of the Pulitzer Assignors' existing and future obligations under the 1st Lien Credit Facility and certain other indebtedness for borrowed money incurred by the Company or any subsidiary guarantor.

Also, the Notes are secured, subject to certain exceptions, priorities, and limitations in the various agreements, by second-priority security interests in the capital stock of, and other equity interests in, the Pulitzer Assignors and Star Publishing’s interest in TNI.

Certain Pulitzer Assignors also granted second-priority mortgages or deeds of trust for the benefit of the holders of the Notes, subject to all relevant terms and conditions of the applicable intercreditor agreements, covering the Pulitzer Assignors’ material real estate and improvements.

The rights of the Collateral Agents with respect to the Lee Legacy Collateral and Pulitzer Collateral are subject to:

•
A Pari Passu Intercreditor Agreement dated as of March 31, 2014 (the “Pari Passu Intercreditor Agreement”) among the Company, the other Grantors party thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas;

•
A Pulitzer Pari Passu Intercreditor Agreement dated as of June 25, 2015 (the "Pulitzer Pari Passu Intercreditor Agreement") among the Company, the other Grantors party thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas;

•
A Junior Intercreditor Agreement dated as of March 31, 2014 (the “Junior Intercreditor Agreement”) among the Company, the other Grantors party hereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Deutsche Bank Trust Company Americas and Wilmington Trust, National Association; and

•
A Pulitzer Junior Intercreditor Agreement dated as of June 25, 2015 (the “Pulitzer Junior Intercreditor Agreement”) among the Company, Pulitzer, the Pulitzer Subsidiaries, Wilmington Trust, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At June 28, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $195,000,000 at June 28, 2015, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at June 28, 2015, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the highest of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with other payments made based on 90% of excess cash flow of Lee Legacy ("Lee Legacy Excess Cash Flow), as defined, or from proceeds of asset sales, as defined, from our subsidiaries other than the Pulitzer Subsidiaries. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

Following the Pulitzer Debt Satisfaction Date, the excess cash flow of Pulitzer, as defined ("Pulitzer Excess Cash Flow"), may be used to pay down the 1st Lien Term Loan if not accepted by the 2nd Lien Term Loan lenders, as discussed more fully below under the heading "2nd Lien Term Loan".

2015 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	4,000	4,000	—
Asset sales	—	—	—	—
Excess cash flow	—	—	—	7,900
Pulitzer excess cash flow	—	—	—	—
	11,250	10,250	10,250	14,150

For the 13 weeks ended June 28, 2015 the Lee Legacy Excess Cash Flow totaled $7,900,000. This excess cash flow payment is due on or before August 12, 2015.

2014 payments made under the 1st Lien Term Loan or previous 1st lien agreement are summarized as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 29 2013	March 30 2014	June 29 2014	September 28 2014

Mandatory	3,000	3,000	6,250	6,250
Voluntary	3,350	5,500	10,750	—
Asset sales	150	1,500	—	—
1st Lien Term Loan excess cash flow	—	—	—	—
	6,500	10,000	17,000	6,250

Security

The 1st Lien Credit Facility is secured, subject to certain priorities and limitations in the various agreements, by perfected security interests in substantially all the assets of the Lee Legacy Assignors, pursuant to a First Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “1st Lien Guarantee and Collateral Agreement”) among the Company, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A. (the "1st Lien Collateral Agent"), on a first-priority basis, equally and ratably with all of the Company’s and the Subsidiary Guarantors’ existing and future obligations under the Notes. On the Pulitzer Debt Satisfaction Date, the Pulitzer Assignors became a party to the 1st Lien Guarantee and Collateral Agreement.

The Lee Legacy Assignors’ pledged assets include, among other things, equipment, inventory, accounts receivables, depository accounts, intellectual property and certain of their other tangible and intangible assets. Assets of, or used in the operations or business of MNI, and our ownership interest in, MNI are excluded.

Under the 1st Lien Credit Facility, the Lee Legacy Assignors, separately, have granted first-priority lien mortgages or deeds of trust, subject to all relevant terms and conditions of the applicable intercreditor agreements, covering certain real estate and improvements, to the 1st Lien Lenders (excluding the real estate of Pulitzer, the Pulitzer Subsidiaries, TNI and MNI).

The 1st Lien Credit Facility is also secured by a pledge of interests in all of the capital stock, or any other equity interests, owned by the Lee Legacy Assignors (excluding the capital stock of MNI).

Following the Pulitzer Debt Satisfaction Date, the 1st Lien Credit Facility and the subsidiary guarantees are also secured, subject to permitted liens, by a second-priority lien on the Pulitzer Collateral owned by each of the Pulitzer Assignors, equally and ratably with all of the Company’s and the subsidiary guarantors’ existing and future obligations under the 1st Lien Credit Facility and certain other indebtedness for borrowed money incurred by the Company or any subsidiary guarantor.

Following the Pulitzer Debt Satisfaction Date, the Pulitzer Assignors also granted second-priority lien deeds of trust for the benefit of the 1st Lien Lenders, subject to all relevant terms and conditions of the applicable intercreditor agreements (referred to below), covering the Pulitzer Subsidiaries’ material real estate and improvements and the Pulitzer Assignors pledged their respective interests in all of the capital stock, or other equity interests, owed by the Pulitzer Assignors on a second-priority basis.

The rights of the Collateral Agents with respect to the Lee Legacy Collateral and Pulitzer Collateral are subject to:

•	The Pari Passu Intercreditor Agreement;

•	The Pulitzer Pari Passu Intercreditor Agreement;

•	The Junior Intercreditor Agreement;

•	The Pulitzer Junior Intercreditor Agreement; and

•
An Intercompany Subordination Agreement dated as of March 31, 2014 (the “1st Lien Intercompany Subordination Agreement”) among the Company, Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock and generally restricts us from repurchasing Common Stock, unless in each case no default shall have occurred and we have satisfied certain financial measurements. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $150,000,000 at June 28, 2015, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory payments required under the 2nd Lien Term Loan.

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders (which offer the 2nd Lien Lenders may accept or reject, if rejected we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility), to pay amounts under the 2nd Lien Term Loan at par and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par.

Pulitzer Excess Cash Flow includes a deduction for interest costs incurred under the 2nd Lien Term Loan after the Pulitzer Debt Satisfaction Date. In addition, other changes to settlement of certain intercompany costs between the Company and Pulitzer will be affected, with the net result being a reduction in the excess cash flows of Pulitzer from historically reported levels.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will, at our option, be repaid at par from proceeds from asset sales by Pulitzer or the Pulitzer Subsidiaries.

Voluntary payments under the 2nd Lien Term Loan are otherwise subject to call premiums as follows:

Period Beginning	Percentage of Principal Amount

March 31, 2014	112
March 31, 2017	106
March 31, 2018	103
March 31, 2019	100

Security

The 2nd Lien Term Loan is fully and unconditionally guaranteed on a joint and several first-priority basis by the Pulitzer Assignors, pursuant to a Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “2nd Lien Guarantee and Collateral Agreement”) among the Pulitzer Assignors and the 2nd Lien Collateral Agent.

Under the 2nd Lien Guarantee and Collateral Agreement, the Pulitzer Assignors have granted (i) first-priority security interests, subject to certain priorities and limitations in the various agreements, in the Pulitzer Collateral and (ii) have granted first-priority lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Term Loan.

The Pulitzer Collateral is also subject to (i) a first-priority security interest in favor of the 2nd Lien Lenders; and following the Pulitzer Debt Satisfaction Date, (ii) a second-priority security interest in favor of the secured parties under the 1st Lien Credit Facility and the Notes, as applicable.

Also, under the 2nd Lien Guarantee and Collateral Agreement, the Lee Legacy Assignors have granted (i) second-priority security interests, subject to certain priorities and limitations in the various agreements, in the Lee Legacy Collateral, and (ii) have granted second-priority lien mortgages or deeds of trust covering certain real estate, as collateral for the payment and performance of their obligations under the 2nd Lien Term Loan. Assets of, or used in the operations or business of, MNI are excluded.

The rights of the Collateral Agents are subject to:

•	The Pari Passu Intercreditor Agreement;

•	The Pulitzer Pari Passu Intercreditor Agreement;

•	The Junior Intercreditor Agreement;

•	The Pulitzer Junior Intercreditor Agreement; and

•
An Intercompany Subordination Agreement dated as of March 31, 2014 (the “Pulitzer Intercompany Subordination Agreement”) among the Company, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association.

Covenants and Other Matters

The 2nd Lien Term Loan requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including the negative covenants under the 1st Lien Credit Facility discussed above. The 2nd Lien Term Loan contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 2nd Lien Term Loan also contains cross-default provisions tied to the terms of the Indenture and 1st Lien Credit Facility.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We remeasure the fair value of the liability each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 9.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated as of March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to maintain the effectiveness for certain specified periods a shelf registration statement related to the shares of Common Stock to be issued upon exercise of the Warrants.

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

In May 2013, we refinanced the $94,000,000 remaining balance of the Pulitzer Notes (the “New Pulitzer Notes”) with BH Finance LLC ("Berkshire") a subsidiary of Berkshire Hathaway Inc. The New Pulitzer Notes bore interest at 9%, payable quarterly.

On the Pulitzer Debt Satisfaction Date, we repaid the remaining balance of the New Pulitzer Notes.

Other

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

Amortization of debt financing costs totaled $1,240,000 and $3,579,000 in the 13 weeks and 39 weeks ended June 28, 2015, respectively. Amortization of such costs is estimated to total $4,009,000 in 2015, $4,205,000 in 2016, $4,393,000 in 2017, $4,518,000 in 2018 and $4,277,000 in 2019. At June 28, 2015 we have $32,907,000 of unamortized debt financing costs in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 28 2015	September 28 2014	June 28 2015

Revolving Facility	—	5,000	5.65
1st Lien Term Loan	195,000	226,750	7.25
Notes	400,000	400,000	9.50
2nd Lien Term Loan	150,000	150,000	12.00
New Pulitzer Notes	—	23,000	9.00
	745,000	804,750
Less current maturities of long-term debt	32,900	31,400
Total long-term debt	712,100	773,350

At June 28, 2015, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.4%.

Aggregate scheduled maturities of debt total $14,150,000 for the remainder of 2015, $25,000,000 in 2016, $25,000,000 in 2017, $25,000,000 in 2018, $105,850,000 in 2019 and $550,000,000 thereafter.

Liquidity

At June 28, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 28, 2015 totals $51,839,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

The 2014 Refinancing significantly enhanced our debt maturity profile. Final maturities of our debt have been extended to dates from December 2018 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 28, 2015.

5	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have three noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. All benefits are frozen; however participants in one of the plans may receive additional benefits if they remain employed until retirement age, resulting in the continuing service costs. Our liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations and income tax laws. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

In addition, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. PD LLC also provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Plan assets may also be used to fund current medical costs of certain active employees.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic cost (benefit) components of our pension and postretirement medical plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Service cost for benefits earned during the period	226	39	678	117
Interest cost on projected benefit obligation	1,859	1,999	5,577	5,997
Expected return on plan assets	(2,466)	(2,483)	(7,398)	(7,449)
Amortization of net loss	420	106	1,260	318
Amortization of prior service benefit	(34)	(34)	(102)	(102)
Pension expense (benefit)	5	(373)	15	(1,119)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Service cost for benefits earned during the period	39	149	117	447
Interest cost on projected benefit obligation	211	228	633	684
Expected return on plan assets	(361)	(371)	(1,083)	(1,113)
Amortization of net gain	(347)	(455)	(1,041)	(1,365)
Amortization of prior service benefit	(365)	(365)	(1,095)	(1,095)
Postretirement medical benefit	(823)	(814)	(2,469)	(2,442)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Operations and Comprehensive Operations.

Based on our forecast at June 28, 2015, we expect to contribute $2,818,000 to our pension plans for the remainder of 2015. Based on our forecast at June 28, 2015, we do not expect to contribute to our postretirement plans for the remainder of 2015.

6	INCOME TAXES

We recorded income tax expense of $2,141,000 related to income before taxes of $4,276,000 for the 13 weeks ended June 28, 2015. For the 13 weeks ended June 29, 2014, we recorded $4,882,000 in income tax benefit related to a loss before income taxes of $14,393,000. The effective income tax rates for the 13 weeks ended June 28, 2015 and June 29, 2014 were 50.1% and 33.9%, respectively. The increase in the effective income tax rate for the 13 weeks ended June 28, 2015 is primarily due to a mark-to-market adjustment to value the Warrants issued in connection with our 2014 Refinancing. We recorded income tax expense of $9,353,000 related to income before taxes of $23,537,000 for the 39 weeks ended June 28, 2015. For the 39 weeks ended June 29,2014, we recorded $3,995,000 in income tax expenses related to income before taxes of $8,290,000. The effective income tax rates for the 39 weeks ended June 28, 2015 and June 29, 2014 were 39.7% and 48.2%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

State cash tax payments of $173,000 were made during the 39 weeks ended June 28, 2015, of which $1,000 were made during the 13 weeks ended June 28, 2015. State cash tax refunds of $236,000 relating to carrybacks of prior year losses were received during the 39 weeks ended June 28, 2015, all of which were received during the 13 weeks ended June 28, 2015. Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in 2015, 2016 or 2017.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 28 2015	June 29 2014	June 28 2015	June 29 2014

Income (loss) attributable to Lee Enterprises, Incorporated:	1,882	(9,746)	13,435	3,632
Weighted average common shares	54,642	53,627	54,352	53,342
Less weighted average restricted Common Stock	(2,045)	(1,283)	(1,831)	(1,126)
Basic average common shares	52,597	52,344	52,521	52,216
Dilutive stock options and restricted Common Stock	1,459	—	1,436	1,439
Diluted average common shares	54,056	52,344	53,957	53,655
Earnings (loss) per common share:
Basic	0.04	(0.19)	0.26	0.07
Diluted	0.03	(0.19)	0.25	0.07

For the 13 weeks and 39 weeks ended June 28, 2015, 6,116,000 and 6,814,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. In the 13 weeks ended June 29, 2014 no stock options or Warrants were considered in the computation of loss per common share. For the 39 weeks ended June 29, 2014, 2,107,000 weighted average shares were not considered in the computation of diluted earnings per common share because the related stock option exercise prices were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 28, 2015 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 28, 2014	2,333	2.70
Exercised	(151)	1.36
Cancelled	(104)	6.61
Outstanding, June 28, 2015	2,078	2.60	5.9	3,144

Exercisable, June 28, 2015	1,993	2.65	5.8	2,998

Total unrecognized compensation expense for unvested stock options as of June 28, 2015 is $25,000, which will be recognized over a weighted average period of 0.5 years.

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 28, 2015.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 28, 2014	1,291	2.72
Granted	786	3.62
Cancelled	(15)	3.62
Outstanding, June 28, 2015	2,062	3.06
Total unrecognized compensation expense for unvested restricted Common Stock at June 28, 2015 is $3,691,000, which will be recognized over a weighted average period of 1.5 years.

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

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $195,487,500, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes and $150,000,000 principal amount under the 2nd Lien Term Loan. At June 28, 2015, based on private market price quotations the fair values were $406,750,000 and $159,375,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 28, 2014, the fair value of the Warrants was $10,808,000. At March 29, 2015, the fair value of the Warrants was $10,029,000. At June 28, 2015, the fair value of the Warrants is $11,119,800. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

The redemption of Herald's interest in PD LLC and DS LLC generates significant tax benefits to us as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions. The increase in basis to be amortized for income tax purposes over a 15 year period beginning in February 2009 is approximately $258,000,000.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 6.

We file income tax returns with the IRS and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, we believe the positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

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

Multiemployer Pension Plans

In 2015, we were notified that a bargaining unit at one of our enterprises was no longer being represented.  As a result of the enterprise's employees' withdrawal from representation, we may be subject to a future claim from the multiemployer pension plan for a withdrawal liability.  The amount of such liability, if any, will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the pension plan.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 28, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2014 Annual Report on Form 10-K.

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

Cash Costs are defined as compensation, newsprint and ink, other operating expenses and certain unusual matters, such as workforce adjustment costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other unusual matters are excluded. We also present cash costs excluding unusual matters, specifically workforce adjustment costs.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended June 28, 2015" and "39 Weeks Ended June 28, 2015”.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of these requirements is required in 2019, but may be deferred one year. We have not yet determined the potential impact on our Consolidated Financial Statements.

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

Our products include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.0 million and 1.4 million, respectively, read by over three million people in print; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of May 2015, the unemployment rate in seven of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

Our primary source of revenue is advertising and marketing services, followed by subscription revenue. Over the last several years, the advertising industry has experienced a shift from print and other traditional media towards digital advertising as readership has also shifted from print to digital. This trend in traditional print advertising and readership was compounded by the effects of the last recession, and such trend continues to impact our print advertising and marketing services revenue. In addition, our printed newspaper paid subscription and single copy unit sales have declined. We have attempted to offset our declines in print advertising and marketing services revenue and print subscription revenue with our efforts to grow our digital advertising revenue and also increase subscription rates, including all access, and increase the number of paid digital subscribers.

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

During, and since, the last economic downturn, we have also transformed our business model and carefully managed our costs to maintain high cash flows and margins.

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

Substantially all of our debt was scheduled to mature in April 2012. We used a voluntary, prepackaged petition under the U. S. Bankruptcy Code to accomplish a refinancing that extended the maturity to December 2018 for most of our debt, with the remainder maturing in December 2022. On March 31, 2014, we refinanced all of our other debt in the 2014 Refinancing. Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 28, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 28, 2015 totals $51,839,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay the 1st Lien Term Loan and/or the Notes.

At June 28, 2015, the principal amount of our outstanding debt totaled $745,000,000. For the last twelve months ended June 28, 2015, the principal amount of our debt, net of cash, is 4.6 times our adjusted EBITDA, compared to a ratio of 4.7 on a pro forma basis for the 2014 Refinancing at June 29, 2014.

The 2014 Refinancing significantly enhanced our debt maturity profile. Final maturities of our debt have been extended to dates from December 2018 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 28, 2015.

13 WEEKS ENDED JUNE 28, 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 28 2015	June 29 2014	Percent Change

Advertising and marketing services revenue:
Retail	63,754	69,507	(8.3)
Classified:
Employment	7,929	9,277	(14.5)
Automotive	6,213	7,266	(14.5)
Real estate	3,837	4,569	(16.0)
All other	11,143	11,926	(6.6)
Total classified	29,122	33,038	(11.9)
National	4,608	5,268	(12.5)
Niche publications and other	3,006	2,471	21.7
Total advertising and marketing services revenue	100,490	110,284	(8.9)
Subscription	47,394	43,339	9.4
Commercial printing	3,239	3,147	2.9
Digital services	3,070	2,565	19.7
Other	3,353	3,790	(11.5)
Total operating revenue	157,546	163,125	(3.4)
Operating expenses:
Compensation	58,442	60,330	(3.1)
Newsprint and ink	7,421	9,224	(19.5)
Other operating expenses	55,405	53,840	2.9
Workforce adjustments	1,057	419	NM
Cash costs	122,325	123,813	(1.2)
Operating cash flow	35,221	39,312	(10.4)
Depreciation and amortization	11,395	12,194	(6.6)
Loss on sales of assets, net	686	9	NM
Impairment of goodwill and other assets	—	336	NM
Equity in earnings of associated companies	1,705	1,836	(7.1)
Operating income	24,845	28,609	(13.2)
Non-operating expense, net	(20,569)	(43,002)	(52.2)
Income (loss) before income taxes	4,276	(14,393)	NM
Income tax expense (benefit)	2,141	(4,882)	NM
Net income (loss)	2,135	(9,511)	NM
Net income attributable to non-controlling interests	(253)	(235)	7.7
Income (loss) attributable to Lee Enterprises, Incorporated	1,882	(9,746)	NM
Other comprehensive loss, net of income taxes	(192)	(441)	(56.5)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,690	(10,187)	NM
Earnings (loss) per common share:
Basic	0.04	(0.19)	NM
Diluted	0.03	(0.19)	NM

References to the "2015 Quarter" refer to the 13 weeks ended June 28, 2015. Similarly, references to the "2014 Quarter" refer to the 13 weeks ended June 29, 2014.

Total operating revenue decreased $5,579,000, or 3.4%, in the 2015 Quarter, compared to the 2014 Quarter. Excluding the impact of a subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue decreased 5.1%.This reclassification increases both print subscription revenue and operating expenses, with no impact on operating cash flow or operating income. Certain delivery expenses were previously reported as a reduction of revenue. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

In the 2015 Quarter, advertising and marketing services revenue decreased $9,794,000, or 8.9%, compared to the 2014 Quarter. Retail advertising decreased 8.3%. Digital retail advertising on a stand-alone basis increased 12.0%, partially offsetting print declines.

Classified revenue decreased 11.9% in the 2015 Quarter. Employment revenue decreased 14.5% while automotive advertising decreased 14.5%, real estate decreased 16.0% and other classified decreased 6.6%. Digital classified revenue on a stand-alone basis decreased 3.1%.

National advertising decreased $660,000, or 12.5%. Digital national advertising on a stand-alone basis increased 7.6% as a result of improved inventory management of available advertising positions offered on the national advertising exchanges. Advertising in niche publications and other increased 21.7%.

On a stand-alone basis, digital advertising and marketing services revenue increased 6.5% to $20,765,000 in the 2015 Quarter, representing 20.7% of total advertising and marketing services revenue. Total digital revenue for the 2015 Quarter, including advertising and marketing services, subscriptions and all other digital business, totaled $30,093,000, an increase of 28.6% from a year ago, representing 19.1% of total operating revenue. Print advertising, including preprints, and print marketing services revenue decreased 12.2%.

Subscription and Other Revenue

Subscription revenue increased $4,055,000, or 9.4%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 3.4% or $1,407,000. The increase in subscription revenue in the current year quarter is primarily due to the effect of our full access subscription model, offset in part by a decline in print units. We expect subscription revenue for the full year 2015, excluding the impact of subscription-related expense reclassification, to increase 2.5%-3.0%.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2015 Quarter. Sunday circulation totaled 1.4 million. Amounts are not comparable to the 2014 Quarter due to changes in measurements by the Alliance for Audited Media ("AAM"). Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong print and digital newspaper readership.

Commercial printing revenue increased $92,000, or 2.9%, in the 2015 Quarter. Digital services revenue increased $505,000, or 19.7%, largely fueled by TownNews.com, which provides content management and digital ad agency services for web, print, mobile and social products to our properties as well as 1,500 other newspapers, and media operations. Other revenue decreased $437,000, or 11.5%, in the 2015 Quarter.

Operating Expenses

Cash costs decreased $1,488,000, or 1.2%, in the 2015 Quarter. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 3.4%. Also excluding unusual matters, and the subscription-related expense reclassification cash costs decreased 3.9% in the 2015 Quarter.

Compensation expense decreased $1,888,000, or 3.1%, in the 2015 Quarter, driven by a decline in average full-time equivalent employees.

Newsprint and ink costs decreased $1,803,000, or 19.5%, in the 2015 Quarter, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 13.4%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $1,565,000, or 2.9%, in the 2015 Quarter, due primarily to the subscription-related expense reclassification. Excluding the subscription related expense reclassification other operating expense decreased 2.1% or $1,083,000.

We expect our fourth quarter cash costs, excluding the impact of the subscription-related expense reclassification and unusual matters, to decrease between 5.5%-6.0%, a further improvement from the decrease of 2.2% for the 39 weeks ended June 28, 2015. These additional cost reductions in the second half of fiscal year 2015 may also have a favorable impact on the following year cash costs.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	13 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	Percent Change

Subscription revenue, as reported	47,394	43,339	9.4
Adjustment for subscription-related expense reclassification	(4,512)	(1,864)	NM
Subscription revenue, as adjusted	42,882	41,475	3.4

Total operating revenue, as reported	157,546	163,125	(3.4)
Adjustment for subscription-related expense reclassification	(4,512)	(1,864)	NM
Total operating revenue, as adjusted	153,034	161,261	(5.1)

Other cash costs, as reported	55,405	53,840	2.9
Adjustment for subscription-related expense reclassification	(4,512)	(1,864)	NM
Other cash costs, as adjusted	50,893	51,976	(2.1)
Total cash costs excluding unusual matters	121,268	123,394	(1.7)
Adjustment for subscription-related expense reclassification	(4,512)	(1,864)	NM
Total cash cost excluding unusual matters, as adjusted	116,756	121,530	(3.9)
Total cash costs, as reported	122,325	123,813	(1.2)
Adjustment for subscription-related expense reclassification	(4,512)	(1,864)	NM
Total cash costs, as adjusted	117,813	121,949	(3.4)

Approximately $4,166,000, or 92.3%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $346,000, or 7.7%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $1,450,000 in the 2015 Quarter. Such amounts for MNI are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 10.4%, to $35,221,000, in the 2015 Quarter compared to $39,312,000 in the 2014 Quarter. Operating cash flow margin decreased to 22.4% from 24.1% a year ago. The reduction of operating cash flow margin exclusively related to the subscription-related expense reclassification was 0.7% in the 2015 Quarter.

Depreciation expense decreased $734,000, or 13.9%, in the 2015 Quarter. Amortization expense decreased $65,000, or 0.9%, in the 2015 Quarter. Sales of operating assets resulted in a net loss of $686,000 in the 2015 Quarter compared to a net loss of $9,000 in the 2014 Quarter.

Equity in earnings of TNI and MNI decreased $131,000 in the 2015 Quarter.

The factors noted above resulted in operating income of $24,845,000 in the 2015 Quarter compared to $28,609,000 in the 2014 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,533,000, or 7.8%, to $18,121,000 in the 2015 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.4% at the end of the 2015 Quarter compared to 9.3% at the end of the 2014 Quarter, since all recent debt reductions were made to our lower cost debt obligations.

We recognized $1,445,000 of debt refinancing costs in the 2015 Quarter compared to $21,732,000 in the 2014 Quarter. The decrease from the prior year is due to the 2014 Refinancing. We also recognized $1,091,000 of non-operating expense in the 2015 Quarter due to the change in fair value of Warrants issued in connection with our 2014 Refinancing.

Overall Results

We recognized income tax expense of 50.1% of income before income taxes in the 2015 Quarter and 33.9% in the 2014 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $1,882,000 in the 2015 Quarter compared to a loss of $9,746,000 in the 2014 Quarter. We recorded earnings per diluted common share of $0.03 in the 2015 Quarter and a loss per diluted common share of $0.19 in the 2014 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.09 in the 2015 Quarter, compared to $0.11 in the 2014 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 28 2015		June 29 2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	1,882	0.03	(9,746)	(0.19)
Adjustments:
Impairment of intangible and other assets	—		336
Debt financing costs	1,445		21,732
Warrants fair value adjustment	1,091		(579)
Litigation settlement	—		2,300
Workforce adjustments and other, net	1,188		426
	3,724		24,215
Income tax effect of adjustments, net	(866)		(8,675)
	2,858	0.05	15,540	0.30
Income attributable to Lee Enterprises, Incorporated, as adjusted	4,740	0.09	5,794	0.11

39 WEEKS ENDED JUNE 28, 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 28 2015	June 29 2014	Percent Change

Operating revenue:
Retail	202,086	216,591	(6.7)
Classified:
Employment	23,000	24,546	(6.3)
Automotive	19,793	22,309	(11.3)
Real estate	11,619	13,113	(11.4)
All other	31,881	32,683	(2.5)
Total classified	86,293	92,651	(6.9)
National	17,134	18,879	(9.2)
Niche publications and other	8,119	7,273	11.6
Total advertising and marketing services revenue	313,632	335,394	(6.5)
Subscription	145,904	130,744	11.6
Commercial printing	8,830	9,170	(3.7)
Digital services	9,267	7,257	27.7
Other	11,596	12,038	(3.7)
Total operating revenue	489,229	494,603	(1.1)
Operating expenses:
Compensation	181,615	181,543	—
Newsprint and ink	23,928	29,120	(17.8)
Other operating expenses	170,426	161,708	5.4
Workforce adjustments	1,908	925	NM
Cash costs	377,877	373,296	1.2
Operating cash flow	111,352	121,307	(8.2)
Depreciation and amortization	34,457	36,410	(5.4)
Loss (gain) on sales of assets, net	434	(1,622)	NM
Impairment of goodwill and other assets	—	336	NM
Equity in earnings of associated companies	6,114	6,348	(3.7)
Operating income	82,575	92,531	(10.8)
Non-operating expense, net	(59,038)	(84,241)	(29.9)
Income before income taxes	23,537	8,290	NM
Income tax expense	9,353	3,995	NM
Net income	14,184	4,295	NM
Net income attributable to non-controlling interests	(749)	(663)	13.0
Income attributable to Lee Enterprises, Incorporated	13,435	3,632	NM
Other comprehensive loss, net of income taxes	(576)	(1,324)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	12,859	2,308	NM
Earnings per common share:
Basic	0.26	0.07	NM
Diluted	0.25	0.07	NM

References to the "2015 Period" refer to the 39 weeks ended June 28, 2015. Similarly, references to the "2014 Period" refer to the 39 weeks ended June 29, 2014.

Total operating revenue decreased $5,374,000, or 1.1%, in the 2015 Period, compared to the 2014 Period. Excluding the impact of the subscription-related expense reclassification, operating revenue for the 2015 Period decreased 3.5%. A table below details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

In the 2015 Period, advertising and marketing services revenue decreased $21,762,000, or 6.5%, compared to the 2014 Period. Retail advertising decreased 6.7%. Digital retail advertising on a stand-alone basis increased 6.9%, partially offsetting print declines.

Classified revenue decreased 6.9% in the 2015 Period. Employment revenue decreased 6.3% while automotive advertising decreased 11.3%, real estate decreased 11.4% and other classified decreased 2.5%. Digital classified revenue on a stand-alone basis increased 5.9%, partially offsetting print declines.

National advertising decreased $1,745,000, or 9.2%. Digital national advertising on a stand-alone basis increased 15.6% due to improved inventory management of available ad positions offered on the national advertising exchanges. Advertising in niche publications and other increased 11.6%.

On a stand-alone basis, digital advertising and marketing services revenue increased 7.3%, to $59,540,000, in the 2015 Period, representing 19.0% of total advertising and marketing services revenue. Total digital revenue for the 2015 Period, including advertising and marketing services, subscriptions and all other digital business, totaled $84,662,000, an increase of 29.3% from a year ago, representing 17.3% of total operating revenue. Print advertising, including preprints and print marketing services revenue decreased 9.2%.

Subscription and Other Revenue

Subscription revenue increased $15,160,000, or 11.6%, in the 2015 Period. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 2.7% or $3,501,000. The increase in subscription revenue in the current year period is primarily due to the effect of our full access subscription model, in part offset by a decline in print units.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2015 Period. Sunday circulation totaled 1.4 million. Amounts are not comparable to the 2014 Period due to changes in measurements by the AAM.

Commercial printing revenue decreased $340,000, or 3.7%, in the 2015 Period. Digital services revenue increased $2,010,000, or 27.7% in the 2015 Period. Other revenue decreased $442,000, or 3.7%, in the 2015 Period.

Operating Expenses

Cash costs increased $4,581,000, or 1.2%, in the 2015 Period. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 1.9%. Also excluding unusual matters and the subscription-related expenses reclassified, cash costs decreased 2.2% in the 2015 Period or $8,061,000.

Compensation expense increased slightly, in the 2015 Period, driven by increases in employee medical and pension costs, as well as company wide compensation increases in January 2015, which were offset by a decline in average full time equivalent employees of 4.5%.

Newsprint and ink costs decreased $5,192,000, or 17.8%, in the 2015 Period, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 12.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $8,718,000, or 5.4%, in the 2015 Period due to the subscription-related expense reclassification. Excluding the impact of the subscription-related expenses reclassification other operating expense decreased 1.8% or $2,941,000.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

	39 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	Percent Change

Subscription revenue, as reported	145,904	130,744	11.6
Adjustment for subscription-related expense reclassification	(13,924)	(2,265)	NM
Subscription revenue, as adjusted	131,980	128,479	2.7

Total operating revenue, as reported	489,229	494,603	(1.1)
Adjustment for subscription-related expense reclassification	(13,924)	(2,265)	NM
Total operating revenue, as adjusted	475,305	492,338	(3.5)

Other cash costs, as reported	170,426	161,708	5.4
Adjustment for subscription-related expense reclassification	(13,924)	(2,265)	NM
Other cash costs, as adjusted	156,502	159,443	(1.8)
Total cash costs excluding unusual matters	375,969	372,371	1.0
Adjustment for subscription-related expense reclassification	(13,924)	(2,265)	NM
Total cash cost excluding unusual matters, as adjusted	362,045	370,106	(2.2)
Total cash costs, as reported	377,877	373,296	1.2
Adjustment for subscription-related expense reclassification	(13,924)	(2,265)	NM
Total cash costs, as adjusted	363,953	371,031	(1.9)

Approximately $12,883,000, or 92.5%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $1,041,000, or 7.5%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $4,383,000 in the 2015 Period. Such amounts for MNI are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 8.2%, to $111,352,000, in the 2015 Period compared to $121,307,000 in the 2014 Period. Operating cash flow margin decreased to 22.8% from 24.5% a year ago. The reduction of operating cash flow margin exclusively related to the subscription-related expense reclassification was 0.7% in the 2015 Period.

Depreciation expense decreased $1,840,000, or 11.7%, in the 2015 Period, due primarily to lower levels of capital spending over the last several years. Amortization expense decreased $113,000, or 0.5%, in the 2015 Period due to impairment charges recorded in 2014. Sales of operating assets resulted in a net loss of $434,000 in the 2015 Period compared to a net gain of $1,622,000 in the 2014 Period.

Equity in earnings in associated companies decreased $234,000 in the 2015 Period.

The factors noted above resulted in operating income of $82,575,000 in the 2015 Period compared to $92,531,000 in the 2014 Period.

Nonoperating Income and Expense

Interest expense decreased $5,719,000, or 9.4%, to $55,314,000 in the 2015 Period due to lower debt balances and $2,394,000 of non-cash interest expense in the 2014 Period.

We recognized $4,040,000 of debt financing costs in the 2015 Period compared to $21,935,000 in the 2014 Period. The decrease is due to the 2014 Refinancing.

Overall Results

We recognized income tax expense of 39.7% of income before income taxes in the 2015 Period and 48.2% in the 2014 Period.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $13,435,000 in the 2015 Period compared to $3,632,000 in the 2014 Period. We recorded earnings per diluted common share of $0.25 in the 2015 Period and $0.07 in the 2014 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.32 in the 2015 Period, compared to $0.40 in the 2014 Period. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 28 2015		June 29 2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	13,435	0.25	3,632	0.07
Adjustments:
Impairment of intangible and other assets	—		336
Debt financing costs	4,040		21,935
Amortization of debt present value adjustment	—		2,394
Warrants fair value adjustment	312		(579)
Litigation settlement	—		2,300
Workforce adjustments and other, net	1,570		1,003
	5,922		27,389
Income tax effect of adjustments, net	(1,897)		(9,754)
	4,025	0.07	17,635	0.33
Income attributable to Lee Enterprises, Incorporated, as adjusted	17,460	0.32	21,267	0.40

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $66,149,000 in the 2015 Period and $69,583,000 in the 2014 Period. We recorded net income of $14,184,000 in the 2015 Period and $4,295,000 in the 2014 Period. Non-cash debt financing costs charged to expense totaled $4,040,000 in the 2015 Period compared to $21,935,000 in the 2014 Period. Such costs more than offset the increase in net income in the 2015 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2015 Period.

Investing Activities

Cash required for investing activities totaled $3,927,000 in the 2015 Period compared to $6,223,000 in the 2014 Period. Capital spending totaled $7,686,000 in the 2015 Period compared to $8,204,000 in the 2014 Period. We received $3,341,000 and $2,192,000 of proceeds from sales of assets in the 2015 Period and the 2014 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $12,000,000 in 2015, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $60,022,000 in the 2015 Period and $63,164,000 in the 2014 Period. Payments of debt financing costs totaled $477,000 in the 2015 Period and $31,276,000 in the 2014 Period related to the 2014 Refinancing. Debt reduction accounted for the majority of the remaining usage of funds in both the 2015 Period and the 2014 Period.

As discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein, in May 2013, we refinanced the remaining balance of the Pulitzer Notes and on March 31, 2014 we refinanced all of our other debt.

Liquidity

At June 28, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 28, 2015 totals $51,839,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction from any amounts the Company may elect to use to repay the 1st Lien Term Loan and/or the Notes.

At June 28, 2015, the principal amount of our outstanding debt totals $745,000,000. For the last twelve months ending June 28, 2015, the principal amount of our debt, net of cash, is 4.6 times our adjusted EBITDA, compared to a ratio of 4.7 at June 29, 2014.

The 2014 Refinancing significantly enhanced our debt maturity profile. Final maturities of our debt have been extended to dates from December 2018 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 28, 2015.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014	June 28 2015

Advertising and marketing services	100,490	110,284	313,632	335,394	420,240
Subscription	47,394	43,339	145,904	130,744	191,986
Other	9,662	9,502	29,693	28,465	39,097
Total operating revenue	157,546	163,125	489,229	494,603	651,323
Compensation	58,442	60,330	181,615	181,543	243,126
Newsprint and ink	7,421	9,224	23,928	29,120	32,802
Other operating expenses	55,405	53,840	170,426	161,708	228,047
Depreciation and amortization	11,395	12,194	34,457	36,410	48,492
Loss (gain) on sales of assets, net	686	9	434	(1,622)	894
Impairment of intangible and other assets	—	336	—	336	532
Workforce adjustments	1,057	419	1,908	925	2,249
Total operating expenses	134,406	136,352	412,768	408,420	556,142
Equity in earnings of TNI and MNI	1,705	1,836	6,114	6,348	8,063
Operating income	24,845	28,609	82,575	92,531	103,244
Adjusted to exclude:
Depreciation and amortization	11,395	12,194	34,457	36,410	48,492
Loss (gain) on sale of assets, net	686	9	434	(1,622)	894
Impairment of intangible and other assets	—	336	—	336	532
Equity in earnings of TNI and MNI	(1,705)	(1,836)	(6,114)	(6,348)	(8,063)
Operating cash flow	35,221	39,312	111,352	121,307	145,099
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,464	2,587	8,432	8,540	11,129
Adjusted to exclude:
Stock compensation	562	397	1,645	1,081	2,045
Adjusted EBITDA	38,247	42,296	121,429	130,928	158,273
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(2,464)	(2,587)	(8,432)	(8,540)	(11,129)
Add (deduct):
Distributions from TNI and MNI	2,041	2,346	8,113	7,654	10,455
Capital expenditures, net of insurance proceeds	(2,011)	(3,309)	(7,686)	(8,204)	(11,306)
Pension contributions	(1,130)	(17)	(1,565)	(722)	(2,365)
Cash income tax refunds (payments)	(1)	6,051	63	5,933	152
Unlevered free cash flow	34,682	44,780	111,922	127,049	144,080
Add (deduct):
Financial income	79	85	258	306	337
Interest expense to be settled in cash	(18,121)	(19,654)	(55,314)	(58,639)	(74,005)
Debt financing costs paid	(395)	(31,008)	(477)	(31,276)	(788)
Free cash flow	16,245	(5,797)	56,389	37,440	69,624

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014	June 28 2015

Advertising and marketing services	69,973	76,148	219,046	231,411	294,454
Subscription	31,876	28,022	97,935	83,499	128,428
Other	8,391	8,330	25,764	24,959	34,012
Total operating revenue	110,240	112,500	342,745	339,869	456,894
Compensation	44,187	45,086	136,706	135,035	182,312
Newsprint and ink	5,387	6,550	17,637	20,623	24,098
Other operating expenses	31,660	28,954	97,157	86,706	129,424
Depreciation and amortization	7,839	8,322	23,850	24,633	31,712
Loss (gain) on sale of assets, net	(73)	8	(324)	(1,643)	133
Impairment of intangible and other assets	—	336	—	336	532
Workforce adjustments	442	265	755	436	871
Total operating expenses	89,442	89,521	275,781	266,126	369,082
Equity in earnings of MNI	746	790	2,301	2,232	3,453
Operating income	21,544	23,769	69,265	75,975	91,265
Adjusted to exclude:
Depreciation and amortization	7,839	8,322	23,850	24,633	31,712
Loss (gain) on sales of assets, net	(73)	8	(324)	(1,643)	133
Impairment of intangible and other assets	—	336	—	336	532
Equity in earnings of MNI	(746)	(790)	(2,301)	(2,232)	(3,453)
Operating cash flow	28,564	31,645	90,490	97,069	120,189
Add:
Ownership share of MNI EBITDA (50%)	1,401	1,436	4,306	4,110	6,101
Adjusted to exclude:
Stock compensation	562	397	1,645	1,081	2,045
Adjusted EBITDA	30,527	33,478	96,441	102,260	128,335
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(1,401)	(1,436)	(4,306)	(4,110)	(6,101)
Add (deduct):
Distributions from MNI	1,000	1,000	4,000	3,750	5,000
Capital expenditures, net of insurance proceeds	(1,556)	(2,900)	(5,074)	(7,145)	(7,617)
Pension contributions	—	(17)	—	(17)	(70)
Cash income tax refunds (payments)	(1)	(199)	152	(317)	203
Intercompany charges not settled in cash	(2,317)	(2,099)	(6,953)	(6,297)	(10,334)
Other	(2,000)	(2,000)	(2,000)	(2,000)	(2,000)
Unlevered free cash flow	24,252	25,827	82,260	86,124	107,416
Add (deduct):
Financial income	79	85	258	306	337
Interest expense to be settled in cash	(18,000)	(18,834)	(54,415)	(55,397)	(72,509)
Debt financing costs paid	(296)	(31,000)	(378)	(31,268)	(689)
Free cash flow	6,035	(23,922)	27,725	(235)	34,555

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 28 2015	June 29 2014	June 28 2015	June 29 2014	June 28 2015

Advertising and marketing services	30,517	34,136	94,586	103,983	125,786
Subscription	15,518	15,317	47,969	47,245	63,558
Other	1,271	1,172	3,929	3,506	5,085
Total operating revenue	47,306	50,625	146,484	154,734	194,429
Compensation	14,255	15,244	44,909	46,508	60,814
Newsprint and ink	2,034	2,674	6,291	8,497	8,704
Other operating expenses	23,745	24,886	73,269	75,002	98,623
Depreciation and amortization	3,556	3,872	10,607	11,777	16,780
Loss (gain) on sale of assets, net	759	1	758	21	761
Workforce adjustments	615	154	1,153	489	1,378
Total operating expenses	44,964	46,831	136,987	142,294	187,060
Equity in earnings of TNI	959	1,046	3,813	4,116	4,610
Operating income	3,301	4,840	13,310	16,556	11,979
Adjusted to exclude:
Depreciation and amortization	3,556	3,872	10,607	11,777	16,780
Loss (gain) on sales of assets, net	759	1	758	21	761
Equity in earnings of TNI	(959)	(1,046)	(3,813)	(4,116)	(4,610)
Operating cash flow	6,657	7,667	20,862	24,238	24,910
Add:
Ownership share of TNI EBITDA (50%)	1,063	1,151	4,126	4,430	5,028
Adjusted EBITDA	7,720	8,818	24,988	28,668	29,938
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,063)	(1,151)	(4,126)	(4,430)	(5,028)
Add (deduct):
Distributions from TNI	1,041	1,346	4,113	3,904	5,455
Capital expenditures, net of insurance proceeds	(455)	(409)	(2,612)	(1,059)	(3,689)
Pension contributions	(1,130)	—	(1,565)	(705)	(2,295)
Cash income tax refunds (payments)	—	6,250	(89)	6,250	(51)
Intercompany charges not settled in cash	2,317	2,099	6,953	6,297	10,334
Other	2,000	2,000	2,000	2,000	2,000
Unlevered free cash flow	10,430	18,953	29,662	40,925	36,664
Deduct:
Interest expense to be settled in cash	(121)	(820)	(899)	(3,242)	(1,496)
Debt financing costs paid	(99)	(8)	(99)	(8)	(99)
Free cash flow	10,210	18,125	28,664	37,675	35,069

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At June 28, 2015, 26.2% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase or decrease to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease or increase, respectively, income before income taxes on an annualized basis by approximately $1,950,000 based on $195,000,000 of floating rate debt outstanding at June 28, 2015.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in June 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 55 basis points for six month borrowing and up to approximately 81 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

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

North American newsprint producers continued to face declining domestic newsprint demand and weak export shipment opportunities during the 2015 Quarter leading to further newsprint price reductions. A Canadian producer recently announced the permanent closure of its newsprint production machine effective July 2015. Our long term supply strategy takes other potential capacity closures into consideration and aligns us with suppliers we believe are most likely to continue to supply the North American newsprint market and our print locations.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $594,000 based on anticipated consumption in 2015, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which may help to mitigate the impact of future price changes

SENSITIVITY TO CHANGES IN VALUE

At June 28, 2015, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $195,487,500 , based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes and $150,000,000 principal amount under the 2nd Lien Term Loan. At June 28, 2015, based on an average of private market price quotations, the fair values were $406,750,000 and $159,375,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	August 7, 2015
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)