Form 10-K
period 2015-09-27
LEE ENTERPRISES, INC
filed 2015-12-11
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 27, 2015
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 31, 2015, such aggregate market value is approximately $156,747,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2015. Common Stock, $0.01 par value, 54,649,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2016 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2015", "2014", "2013" and the like refer to the fiscal years ended the last Sunday in September.

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
•Changes in advertising and subscription demand;
•Changes in technology that impact our ability to deliver digital advertising;
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

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated is a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 50 daily newspaper markets (including TNI Partners ("TNI") and Madison Newspapers ("MNI")), across 22 states, are principally midsize or small. Through our paid and unpaid print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our products include:

•
50 daily and 38 Sunday newspapers with print and digital subscribers totaling 0.9 million and 1.3 million, respectively, for the year ended September 27, 2015, read by more than three million people in print.

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of September 2015, the unemployment rate in seven of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers and their associated digital media are a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers.

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

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange ("NYSE") in 1978. We have acquired and divested a number of businesses since inception. The acquisition of Pulitzer Inc., the most significant recent transaction, is discussed more fully below.

On December 12, 2011, the Company and certain of its subsidiaries filed voluntary, prepackaged petitions in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the U.S. Bankruptcy Code (the "U.S. Bankruptcy Code") (collectively, the "Chapter 11 Proceedings"). Our interests in TNI and MNI were not included in the filings.

On January 23, 2012, the Bankruptcy Court approved our Second Amended Joint Prepackaged Plan of Reorganization (the "Plan") under the U.S. Bankruptcy Code and on January 30, 2012 (the "Effective Date"), the Company emerged from the Chapter 11 Proceedings. On the Effective Date, the Plan became effective and the transactions contemplated by the Plan were consummated. Implementation of the Plan resulted primarily in refinancing of our debt and extending the maturity. The Chapter 11 Proceedings did not adversely affect employees, vendors, contractors, customers or any aspect of Company operations. Stockholders retained their interest in the Company, subject to modest dilution.

In May 2013, we refinanced $94 million of our debt, extending its maturity to April 2017. In 2014, we completed a comprehensive refinancing of our remaining debt (the "2014 Refinancing"). Final maturities of our then outstanding debt have been extended to dates from April 2017 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

Prior to 2015, we experienced significant net losses in all but one year since 2007 due primarily to non-cash charges for impairment of intangible and other assets in 2013, 2011, 2009 and 2008 and reorganization costs in 2012. Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 27, 2015. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 4 and 5 of the Notes to Consolidated Financial Statements, included herein, for additional information.

STRATEGIC INITIATIVES

We are focused on several strategic initiatives:

Comprehensive Local News That Drives Frequency And Engagement

We drive frequency and engagement with our products by delivering valuable, intensely local, original news and information that, in many cases, we believe our audiences cannot otherwise readily obtain. Our large and talented news and editorial staff provide constant, real-time local news with significant breadth, depth and reliability. Our full access platforms provide our subscribers with in-depth and breaking news and information through continuous updates to our stories digitally on websites, mobile devices and tablets.

We believe the strength of our local brands is the result of the quality and size of our news gathering staff, which allow us to provide the most comprehensive coverage of local news in our markets. In most of our markets, we are the leading source of print and digital news and information. As the digital consumption of news has expanded, we have moved quickly to develop applications that address audience demands and digital advertising demands for mobile and tablet advertising platforms. As new digital technologies emerge, we expect to move rapidly to make our content available through them and monitize the audience.

We are focused on continually improving the functionality and the look and feel of all our news platforms, providing greater depth of coverage and reader engagement. We are arming our journalists with new tools to give them real-time information about audience engagement on our digital platforms, helping inform their decisions on both presentation and coverage.

We believe our journalists are at the forefront for information about the local community. We are engaging our readers by providing information that we believe stirs public awareness, advances ideas, inspires vision, creates debate and provokes action. Through our news leadership we strive to contribute to community betterment, promote education, foster commerce and help improve the quality of life in our markets.

Accelerate And Expand Digital Revenue Growth

Our digital businesses have experienced rapid growth since 2010. Digital advertising grew 6.9% in 2015 and reached 21.6% of total advertising and marketing services revenue in the 13 weeks ended September 27, 2015. Total digital revenue in 2015 increased 27.8% over the prior year, and we expect total digital revenue, which represented 19.9% of total operating revenue in the 13 weeks ended September 27, 2015, to continue to grow. We are growing revenue by offering an expansive array of digital products, including video, digital couponing, behavioral targeting, audience retargeting, banner ads and social networking.

We provide digital marketing services to small and midsized businesses ("SMBs"), including search engine marketing ("SEM"), social media, audience extension, business profiles and website hosting and design. Lee Local offers small business solutions including search engine optimization (“SEO”), local online marketing, social media marketing, video advertising and web site design. Lee Local seeks to help small businesses maximize the return on marketing dollars by increasing audiences, expanding brands, and enhancing their web presence. We believe that these innovative solutions will continue to drive meaningful new opportunities for us to grow our digital marketing revenue.

Amplified Digital, a full-service advertising agency, provides advertisers with consultation and management of a comprehensive suite of print and digital products including: SEO, SEM, web and mobile production, social media services and reputation monitoring and management. Amplified Digital also designs and supports digital marketing campaigns beyond our owned and operated products and platforms for extended audience targeting.

INN Partners, L.C. ("TownNews"), of which we own 82.5%, provides digital infrastructure and digital publishing services for nearly 1,600 daily and weekly newspapers, along with universities, television stations and niche publications, as well as for us. We believe TownNews represents a powerful opportunity for us to drive additional digital revenue. In 2015, digital services revenue, which is primarily TownNews, increased to almost $13 million, or 23.0% over 2014.

We are also a member of the Local Media Consortium (the “Consortium”). The Consortium partners with companies like Google, Yahoo! and other technology companies and service providers to increase the potential share of new revenue and audience-building programs available to consortium members, as well as the quality of information and advertising services available from, Consortium members. The Consortium currently includes more than 1,600 local newspapers and hundreds of local broadcast outlets in the United States.

Our sales force is larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets. We also continue to expand our array of digital products to address advertisers evolving needs, while seeking to increase our share of advertising and marketing services spending from existing customers and react to competition.

In 2015, no single advertiser accounted for more than 1.9% of advertising revenue and our top 10 advertisers represented 8.7% of advertising revenue.

Grow Audience Revenue And Engagement

Based on audience research conducted by a third party on our behalf for the period January to June 2015, we reached 76% of all adults over the course of a seven-day period in 11 selected markets, which include most of our largest strategic business units. Half of the adults in these markets read our newspapers in print, with 19% being both newspaper readers and visitors to our newspaper digital platforms. Another 13% were exclusive digital users. The remaining 13% primarily used our newspapers to obtain advertising and other information.

Furthermore, our audiences strength spans across all age groups. Among the 18-29 age group, 40% read our printed newspapers, while 33% accessed our publications by web, mobile or tablet. Another 20% primarily used our newspapers to obtain advertising and other information.

As media access and delivery vehicles continue to evolve, it is clear that our audiences are evolving and increasingly moving from one delivery platform to another throughout the day and accessing our content in print, on desktops and laptops, and on mobile devices. We seek to grow our audience and engagement on whatever platform they choose by, among other things, continually improving content and presentation to maximize the unique and evolving capabilities of each platform. Our digital audiences are massive. Unique visitors to our digital sites totaled 24.9 million in September 2015, while page views totaled 221.4 million in September 2015.

To serve our readers across all delivery platforms in 2014, we began to phase in a new subscription model, which is now in place in substantially all of our markets. This model, known as full access, provides subscribers complete access to our print and digital products available in their market for a single subscription rate.

Business Transformation And Manage Costs

We are transforming our business model and reducing our costs to maintain our margins and cash flows. We have regionalized many staff functions; consolidated and/or selectively outsourced printing and ad production; discontinued unprofitable publications; reduced newsprint volume significantly; and continually seek to improve the efficiencies of our operation and reduce costs. We have reduced personnel while protecting our strengths in news, sales and digital products. In 2015, we reduced cash costs(1) on a comparable basis 3.1%. We continue our focus on cost efficiencies while investing in revenue drivers. We believe that our operating cash flow margin(1) of almost 23% in 2015 remains among the highest in the industry.

Generate Strong Free Cash Flow With A Commitment To Reduce Our Debt

Throughout the last economic downturn and subsequent recovery, and during a time of unprecedented transition for our industry, we have posted strong free cash flow. Our operating cash flow margins(1) have improved nearly back to pre-recession levels, with modest capital expenditures and pension contributions, and we continue to make significant debt reductions each year. Since 2009, we have dedicated substantially all of our free cash flow(1) to debt repayment, and we intend to continue to use our free cash flow to reduce debt.

The principal amount of debt was reduced by $78.9 million in 2015 and totaled $725.9 million as of September 27, 2015. Since 2005, we have reduced debt by $962 million. We expect to continue to significantly reduce our debt in 2016. As a result of our debt reductions, cash interest expense was reduced by $4.9 million in 2015 compared to 2014, providing additional free cash flow available for debt service.

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

Pulitzer newspaper operations include St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, a variety of specialty publications, and supports its related digital products. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

Pulitzer and its subsidiaries and affiliates currently publish 11 daily newspapers and support the related digital products, as well as publish approximately 75 weekly newspapers, shoppers and niche publications that serve markets in the Midwest, Southwest and West.

TNI Partners

As a result of the acquisition of Pulitzer, we own a 50% interest in TNI, the Tucson, Arizona newspaper partnership. TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”) and Citizen Publishing Company (“Citizen”), the owner of the remaining 50%, a subsidiary of Gannett Co., Inc., (“Gannett”). TNI is responsible for printing, delivery, advertising and subscription activities of the Arizona Daily Star and, until May 2009, the Tucson Citizen, as well as their related digital products and specialty publications. In May 2009, Citizen discontinued print publication of the Tucson Citizen and in 2014 stopped publishing its digital product.

TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media. Under the amended and restated operating agreement between Star Publishing and Citizen, the Arizona Daily Star remains the separate property of Star Publishing. Results of TNI are accounted for using the equity method. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen. TNI makes monthly distributions to Star Publishing and Citizen of all available cash.

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

MADISON NEWSPAPERS

We own 50% of the capital stock of MNI and 17% of the non-voting common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. MNI makes quarter dividend payments to the Company.

ADVERTISING AND MARKETING SERVICES

Approximately 64% of our 2015 revenue was derived from advertising and marketing services.

The following broadly define major categories of advertising and marketing services revenue:

Retail advertising is print or digital revenue earned from sales of display advertising space in the publication, or for preprinted advertising inserted in the publication, to local accounts or regional and national businesses with local retail operations.

Classified advertising, which includes employment, automotive, real estate for sale or rent, legal, obituaries and other categories, is revenue earned from sales of advertising space in these categories or from publications consisting primarily of such advertising. Classified publications offer advertisers a cost-effective local advertising vehicle and are particularly effective in larger markets with higher media fragmentation.

National advertising is revenue earned from print or digital display advertising space, or for preprinted advertising inserted in the publication for national accounts that do not have a local retailer representing the account in the market.

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

Marketing services includes a robust suite of custom digital marketing services that include: SEO, SEM, web and mobile production, social media services and reputation monitoring and management. Our services also include media buying in audience extension networks (outside of those owned and operated by us) such as Centro Ad Lift, Google Ad Exchange and Facebook.

The advertising environment is influenced by the state of the overall economy, including retail sales, unemployment rates, inflation, energy prices and consumer interest rates. Our enterprises are primarily located in midsize and small markets. Historically these markets have been more stable than major metropolitan markets during downturns in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

Several of our businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies, extend sales penetration and provide broader audiences for advertisers. Operational efficiencies are obtained through consolidation of sales forces, back office operations such as finance, human resources, management and/or production of the publications. A table under the caption “Daily Newspapers and Markets” in Item 1, included herein, identifies those groups of our newspapers operating in clusters.

Our newspapers, classified and specialty publications, and digital products compete with newspapers having national or regional circulation, magazines, radio, network, cable and satellite television, other advertising media such as outdoor, mobile, and movie theater promotions, other classified and specialty publications, direct mail, directories, as well as national, regional and local advertising websites and content providers. Competition for advertising is based on audience size and composition, subscription levels, readership demographics, distribution and display mechanisms, price and advertiser results. In addition, several of our daily and Sunday newspapers compete with other local daily or weekly newspapers. We believe we capture a substantial share of the total advertising dollars spent in each of our markets.

The number of competitors in any given market varies. However, all of the forms of competition noted above exist to some degree in our markets, including those listed in the table under the caption “Daily Newspapers and Markets” in Item 1, included herein.

SUBSCRIPTION

Approximately 30% of our 2015 revenue was derived from subscriptions to our printed and digital products.

Subscription revenue is derived from the delivery of our leading local news, information and advertising content in print and digitally, via mobile devices and tablets. In 2014, we began the rollout of our full access subscription model that provides subscribers access to both the print and digital editions of our newspapers for one price. Digital only options are also available to subscribers.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 76% of adults in our larger markets. We also measure use of our daily newspapers for advertising, sports scores and entertainment listings ("print users").

Audience reach is summarized as follows:

	All Adults
(Percent, Past Seven Days)	2015	2014	2013	2012	2011

Print only	31.3	33.1	36.9	37.8	43.4
Print and digital	19.3	20.0	17.8	19.6	16.4
Digital only	12.5	12.1	10.5	9.4	7.9
Total readership	63.1	65.2	65.2	66.8	67.7
Print users	12.8	13.0	13.9	14.7	14.5
Total reach	75.9	78.2	79.1	81.5	82.2

Total print reach	63.4	66.1	68.6	72.1	74.3
Total digital reach	31.8	32.1	28.3	29.0	24.3

	Age 18-29
(Percent, Past Seven Days)	2015	2014	2013	2012	2011

Print only	19.5	20.3	30.7	29.4	33.0
Print and digital	20.2	18.3	15.6	20.5	13.7
Digital only	12.7	15.3	10.5	10.7	11.6
Total readership	52.4	53.9	56.8	60.6	58.3
Print users	19.5	19.5	22.0	23.7	21.1
Total reach	71.9	73.4	78.8	84.3	79.4

Total print reach	59.2	58.1	68.3	73.6	67.8
Total digital reach	32.9	33.6	26.1	31.2	25.3

Source:	Lee Enterprises Audience Report, Thoroughbred Research. January-June 2011-2015.
Markets:	11 largest markets in 2011-2015.
Margin of Error:	Total sample +/- 1.1%, Total digital sample +/- 1.3%

After advertising, subscriptions and single copy sales are our largest source of revenue. For the 13 weeks ended September 2015, our daily circulation units, which include TNI and MNI, as measured by the Alliance for Audited Media ("AAM") were 0.9 million and Sunday circulation units were 1.3 million.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to improve audiences include continuous improvement of content and promotional efforts to expand our audience. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence subscriptions. The introduction in 2010, and continued improvement since, of new mobile and tablet applications has positively impacted our digital audiences.

We have historically experienced higher retention of customers using credit cards or bank account withdrawals, ("easy pay"). Accordingly we focus on our enterprises on increasing the number of easy pay subscribers. Other initiatives vary from location to location and are determined principally by our centralized consumer sales and marketing group in collaboration with local management. Competition for subscriptions is generally based on the content, journalistic quality and price of the publication.

Audience competition exists in all markets, from unpaid print and digital products, but is most significant in markets with competing local daily newspapers. These markets tend to be near major metropolitan areas, where the size of the population may be sufficient to support more than one daily newspaper.

Our subscription sales channels continue to evolve through an emphasis on targeted direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch (3)	stltoday.com	St. Louis, MO	124,712		405,843
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	67,965		88,367
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	6,564		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	3,350		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,903		—
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	66,523		77,082
Arizona Daily Star (5) (3)	azstarnet.com	Tucson, AZ	57,735		102,595
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	47,831		55,637
Columbus Telegram	columbustelegram.com	Columbus, NE	5,829		6,984
Fremont Tribune	fremonttribune.com	Fremont, NE	5,430		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	3,989		—
Billings Gazette	billingsgazette.com	Billings, MT	31,826		35,798
Central Illinois Newspaper Group
The Pantagraph (3)	pantagraph.com	Bloomington, IL	29,920		32,577
Herald & Review	herald-review.com	Decatur, IL	21,869		26,776
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	9,660		—
Quad-Cities Group
Quad-City Times	qctimes.com	Davenport, IA	36,144		46,339
Muscatine Journal	muscatinejournal.com	Muscatine, IA	5,980		—
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	35,179		34,826
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	23,486		26,221
The Post-Star	poststar.com	Glens Falls, NY	21,608		26,101
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	20,762		23,790
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	20,347		28,904
Winona Daily News	winonadailynews.com	Winona, MN	7,274		8,445
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	4,049		3,946
Missoula Group
Missoulian	missoulian.com	Missoula, MT	19,404		23,350
Ravalli Republic	ravallinews.com	Hamilton, MT	2,775	(6)	2,680	(6)
The Journal Times	journaltimes.com	Racine, WI	19,343		22,154
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	18,644		22,728
Casper Star-Tribune	trib.com	Casper, WY	17,053		19,013
The Daily News	tdn.com	Longview, WA	16,572		14,135
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	18,912		16,289
Elko Daily Free Press	elkodaily.com	Elko, NV	4,344	(6)	—
The Southern Illinoisan	thesouthern.com	Carbondale, IL	16,336		24,440
The Daily Herald (3)	heraldextra.com	Provo, UT	17,530		32,125

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)	Sunday

Helena/Butte Group
Independent Record	helenair.com	Helena, MT	12,016	12,428
The Montana Standard	mtstandard.com	Butte, MT	9,995	10,146
The Sentinel	cumberlink.com	Carlisle, PA	11,566	9,107
Globe Gazette	globegazette.com	Mason City, IA	11,444	14,381
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	10,514	10,835
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	8,176	8,217
Napa Valley Register (3)	napavalleyregister.com	Napa, CA	10,000	10,441
Central Coast Newspapers
Santa Maria Times (3)	santamariatimes.com	Santa Maria, CA	10,780	14,504
The Lompoc Record (3)	lompocrecord.com	Lompoc, CA	2,687	2,665
The Times and Democrat	thetandd.com	Orangeburg, SC	7,948	8,749
Arizona Daily Sun (3)	azdailysun.com	Flagstaff, AZ	8,443	8,827
The World (3)	theworldlink.com	Coos Bay, OR	6,082	—
The Sentinel (3)	hanfordsentinel.com	Hanford, CA	6,209	—
The Citizen	auburnpub.com	Auburn, NY	6,403	7,994
The Ledger Independent	maysville-online.com	Maysville, KY	4,864	—
Daily Journal (3)	dailyjournalonline.com	Park Hills, MO	4,731	—
			943,706	1,325,439

(1)	Source: AAM: September 2015 Quarterly Data Report, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday
(3)	Owned by Pulitzer, Inc.
(4)	Owned by MNI.
(5)	Owned by Star Publishing and published through TNI.
(6)	Source: Company statistics.

NEWSPRINT

The basic raw material of newspapers, and our other print publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our current executive team members:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	68	June 1999	January 2002	Chairman, President and Chief Executive Officer

Nathan E. Bekke	46	January 1992	February 2015	Vice President - Consumer Sales and Marketing

Paul M. Farrell	60	October 2013	October 2015	Vice President - Sales and Marketing

Suzanna M. Frank	45	December 2003	March 2008	Vice President - Audience

Astrid J. Garcia	65	December 2006	December 2013	Vice President - Human Resources

James A. Green	49	March 2013	March 2013	Vice President - Digital

Michael R. Gulledge	55	October 1982	October 2015	Vice President - Advertising Sales Leadership

John M. Humenik	52	December 1998	February 2015	Vice President - News

Ronald A. Mayo	54	May 2015	June 2015	Vice President - Chief Financial Officer and Treasurer

Kevin D. Mowbray	53	September 1986	April 2015	Executive Vice President and Chief Operating Officer

Gregory P. Schermer	61	February 1989	October 2012	Vice President - Strategy

Michele Fennelly White	53	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer
Mary E. Junck was elected Chairman, President and Chief Executive Officer in 2002. She was elected to the Board of Directors of the Company in 1999.

Nathan E. Bekke was appointed Vice President - Consumer Sales and Marketing in February 2015. From 2003 to February 2015, he served as Publisher of the Casper Star-Tribune.

Paul M. Farrell was appointed Vice President - Sales in October 2015. From October 2013 to October 2015, he served as Vice President - Digital Sales. From September 2012 to October 2013, he served as Publisher of the Connecticut Media Group of Hearst Media Services. From May 2007 to August 2012, he served as Vice President - Sales and Marketing of the Company.

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

John M. Humenik was appointed Vice President - News in February 2015.  He is also president and publisher of the Wisconsin State Journal and president of Madison Newspapers Inc., a role he has held since 2013. He was publisher and editor of the Arizona Daily Star from 2005 to 2010 and additionally served president of Tucson Newspapers Inc until 2013.

Ronald A. Mayo was elected Vice President, Chief Financial Officer and Treasurer in June 2015. Prior to joining the Company, he was Chief Financial Officer of Halifax Media Group from July 2014 to January 2015 and previously served MediaNews Group, Inc, most recently as Vice President and Chief Financial Officer.

Kevin D. Mowbray was elected Executive Vice President and Chief Operating Officer in April 2015. From May 2013 to April 2015 he served as Vice President and Chief Operating Officer. From 2004 to May 2013 he served as a Vice President - Publishing and was Publisher of the St. Louis Post-Dispatch from 2006 until May 2013.

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

Ms. Junck and Messrs. Farrell, Green, Gulledge, Mayo, Mowbray and Schermer have been designated by the Board of Directors as executive officers for United States Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 27, 2015, we had approximately 4,500 employees, including approximately 1,200 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2015 totaled approximately 4,200. We consider our relationships with our employees to be good.
Bargaining units represent 385, or 69%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates through September 2018.
Approximately 37 employees in three additional locations are represented by collective bargaining units.
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

DEBT AND LIQUIDITY

We May Have Insufficient Earnings Or Liquidity To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7,"Liquidity" and Note 5 of the Notes to Consolidated Financial Statements, included herein. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows and asset sales.

As of September 27, 2015, our debt consists of the following:

•	$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”);

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $180,872,000 is outstanding at September 27, 2015; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $145,000,000 is outstanding at September 27, 2015.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At September 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 27, 2015 totals $44,069,000. This liquidity amount excludes any future cash flows. Our unlevered free cash flow(1) has been strong for the last seven years and has exceeded $149,000,000 in each year from 2011 through 2015, but there can be no assurance that such cash flows will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At September 27, 2015, the principal amount of our outstanding debt totals $725,872,000. At September 27, 2015, our debt, net of cash, is 4.4 times our 2015 adjusted EBITDA(1), compared to a ratio of 4.7 times at September 28, 2014.

Final maturities of our debt are March 2019 through December 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lenders to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

(1)     See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 27, 2015.

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

OPERATING REVENUE

Our Revenue May Not Return To Historical Levels

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic activity, both locally and nationally. Newspaper publishing is both capital and labor intensive and, as a result, newspapers may not be able to quickly reduce cost. Accordingly, changes in advertising and circulation revenue could have a disproportionate effect on our results of operations.

Operating revenue in most categories has decreased since 2007 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which has been rising since 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional media to digital media. As media audiences fragment, we expect that advertisers will allocate greater portions of their future budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. If our efforts to adapt to evolving technological developments in the media industry are unsuccessful, or if we fail to correctly anticipate shifts in audience demand and digital media trends, we may be unable to provide the services, media and content that audiences and potential audiences in our markets prefer and we may be unable to provide the returns on ad spending that our advertisers seek. This increased competition has had, and may continue to have, an adverse effect on our business and financial results. The digital media industry experiences additional competitive challenges because barriers to entry can be low and geographic location is less relevant.

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

Retail Advertising

Many advertisers, including major retail store chains, automobile manufacturers and dealers, banks and telecommunications companies, have experienced significant merger and acquisition activity over the last several years, and some have gone out of business, effectively reducing the number of brand names under which the merged entities operate. Changes in the economy and consumer shopping habits such as the increasing use of online shopping, drive advertising spending and retailers approach to advertising and marketing their goods and services.

Classified Advertising

Classified advertising is the category that has been most significantly impacted by changing advertising trends and the increase in digital/classified advertising competitors. All categories of classified advertising have generally declined since 2007.

See "Advertising and Marketing Services” in Item 1, included herein, for additional information on the risks associated with advertising revenue.

Subscription Revenue

Advertising and subscription revenue is affected by readership of our print publications and digital products. Although our aggregate print and digital audience is relatively stable, subscription sales have nonetheless been declining for many years, reflecting general trends in the newspaper industry, including consumer migration toward digital platforms and other media for news and information. The possibility exists that future subscription price increases may be difficult to accomplish or maintain as a result of future declines in subscription sales, and that price decreases may be necessary to retain or grow subscription volume. We are maintaining our share of audience through digital audience growth and strong print newspaper readership.

In addition, as audience attention increasingly focuses on digital media, print circulation of our newspapers may be adversely affected, which may decrease subscription revenue and exacerbate declines in print advertising. We face increasing competition from other digital sources for subscription revenue. This competition has intensified as a result of the continued development of digital media technologies. To maintain our subscription base, we may be required to incur additional costs that we may not be able to recover through subscription and advertising revenue. We may not be able to achieve a profitable balance between subscription levels and advertising revenue. In addition, if we are not successful in growing our digital businesses, including digital subscription revenue, to offset declines in revenue from our print products, our business, financial condition and prospects will be adversely affected.

In 2011, we began introducing charges for access to digital content using a metered model in certain of our markets and ended free, unlimited access to those newspapers’ websites. In 2014, we began the transition of our subscriptions to full access, including the printed edition, desktop, mobile and tablet. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate digital infrastructure, terms of delivery platforms and other factors. In addition, the metered model and/or the price increases may result in fewer page views or unique visitors to our digital platforms if viewers are unwilling to pay to gain access to our digital content. Stagnation, or a decline in traffic levels, may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.

See "Audiences” in Item 1, included herein, for additional information on the risks associated with subscription revenue.

If We Are Not Successful In Growing Our Digital Business, Our Business, Financial Condition, Results Of Operations And Prospects Could Be Adversely Affected

Our future performance depends to a significant degree upon the development and management of our digital business. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:

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

In addition, we expect that our digital business will continue to increase as a percentage of our total revenue. In 2015, total digital revenue (including revenue from digital subscriptions) comprised 18.0% of total revenue, as compared to 13.8% in 2014. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

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

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs of our continuing operations (compensation, newsprint and ink, other operating expenses and workforce adjustments) significantly since 2011. Such expense reductions are not expected to significantly impact our ability to deliver advertising, news or other content to our customers. As a result of the significantly reduced cost structure to date, future cost reductions may not be as significant.

Newsprint comprises a significant amount of our operating costs. See “Newsprint” in Item 1, and “Commodities” in Item 7A, included herein, for additional information on the risks associated with changes in newsprint costs.

In addition, technological developments and changes we need to make to our business, may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. As a result, our digital business could suffer if we are unable to make the investments.

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

Sustained Increases In Funding Requirements Of Our Pension and Postretirement Obligations
May Reduce The Cash Available For Our Business

Pension liabilities, net of plan assets, totaled $52.5 million at September 27, 2015. Contributions to pension plans are expected to total $5.8 million in 2016. At September 27, 2015 the assets of our postretirement plans exceeded plan liabilities by $13.4 million.

Our pension and postretirement plans invest in a variety of equity and debt securities. Future volatility and disruption in the securities markets could cause declines in the values of our pension assets. In addition, a decrease in the discount rates used to determine the liability for obligations could result in increased future contributions. If either occurs, we may need to make additional cash contributions above what is currently estimated, which could reduce the cash available for our business. Moreover, under the Pension Protection Act of 2006 (the "PPA"), future losses of asset value may necessitate accelerated funding of pension plans in the future to meet minimum federal statutory requirements. Legislation passed in 2012, 2014 and 2015 temporarily reduced funding requirements for our pension plans, but those payments will eventually need to be restored unless discount rates and/or plan assets increase.

We used new mortality assumptions to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18.5 million, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

We Expect To Be Subject To Withdrawal Liability In Connection With One Multiemployer Pension Plan And May Be Subject To Additional Withdrawal Liabilities In Connection With Other Multiemployer Pension Plans, Which May Reduce The Cash Available For Our Business

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

One of our enterprise's bargaining units withdrew from representation, and as a result we will be subject to a future claim from the multiemployer pension plan for a withdrawal liability. The amount of such liability, if any, will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the pension plan. The withdrawal liability is expected to be funded over a 20 year period.

If, we were to withdraw from one of these plans or trigger a partial withdrawal due to declines in contribution base units, and the plan had unfunded vested benefits at the time of our withdrawal or partial withdrawal, we could incur a significant plan withdrawal liability, which could reduce the cash available for our business.

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

OTHER

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In the 13-weeks ended September 27, 2015, 19.9% of our revenue was obtained from digital sources, including advertising, subscriptions and one of our businesses, TownNews.com, that provides digital infrastructure and digital publishing services for us and other companies.

We use computers and digital technology in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage and disabling or taking over of our websites. We have preventive systems and processes in place to protect against the risk of cyber incidents. However, the techniques used to obtain unauthorized access and to disable systems and websites change frequently and may be difficult to detect for long periods of time. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks. Prolonged system outages or a cyber incident that goes undetected could reduce our print and/or digital revenue, increase our operating costs, disrupt our operations, harm our reputation, lead to legal exposure to customers and/or subject us to liability under laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident.

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

Information related to St. Louis facilities at September 27, 2015 is as follows:

(Square Feet)	Owned	Leased

PD LLC	726,000	6,000
Suburban Journals	9,000	4,000

Nearly 42% of our daily newspapers, as well as many of our nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

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

	Quarter Ended
(Dollars)	December	March	June	September

2015
High	3.93	3.73	3.55	3.40
Low	3.07	2.74	2.78	1.36
Closing	3.68	3.17	3.33	2.08

2014
High	3.92	5.42	4.78	4.72
Low	2.60	3.30	3.81	3.24
Closing	3.47	4.47	4.45	3.38

2013
High	1.75	1.48	2.18	3.20
Low	1.10	1.15	1.21	2.03
Closing	1.14	1.27	2.04	2.70

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

At September 27, 2015, we had 6,444 holders of record of our Common Stock.

Our debt agreements generally limit our ability to pay dividends and repurchase Common Stock unless in each case no default has occurred and we have satisfied certain financial measurements. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 30, 2015 (with September 30, 2010 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright©: 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The value of $100 invested on September 30, 2010 in stock of the Company, the Old Peer Group Index, New Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2010	2011	2012	2013	2014	2015

Lee Enterprises, Incorporated	100.00	29.10	55.22	98.51	126.12	77.61
Old Peer Group Index	100.00	71.47	114.97	161.90	153.06	167.52
New Peer Group Index	100.00	67.23	110.16	145.34	140.23	133.23
S&P 500 Stock Index	100.00	101.14	131.69	157.17	188.18	187.02

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The New Peer Group Index is comprised of three U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The New Peer Group Index includes A.H. Belo Corp., The McClatchy Company and The New York Times Company, all of which were included in the Old Peer Group Index. The E.W. Scripps Company which is included in the Old Peer Group Index, has been excluded from the New Peer Group Index due to the spin-off of its newspaper publishing business in 2015.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2015	2014	2013	2012	2011

OPERATING RESULTS (1) (2)

Operating revenue	648,543	660,877	677,774	709,580	726,032
Operating expenses, excluding depreciation, amortization, and impairment of intangible and other assets	501,760	505,822	517,047	546,863	563,540
Depreciation and amortization	45,563	48,511	55,527	65,191	69,244
Loss (gain) on sales of assets, net	106	(1,338)	110	(52)	252
Impairment of intangible and other assets (3)	—	2,980	171,094	1,388	204,289
Curtailment gains	—	—	—	—	16,137
Equity in earnings of associated companies	8,254	8,297	8,685	7,231	6,151
Reduction in investment in TNI (3)	—	—	—	—	11,900
Operating income (loss)	109,368	113,199	(57,319)	103,421	(100,905)
Financial income	337	385	300	236	296
Interest expense	(72,409)	(79,724)	(89,447)	(83,078)	(52,696)
Debt financing and administration costs	(5,433)	(22,927)	(646)	(2,823)	(12,612)

Income (loss) from continuing operations	24,318	7,671	(76,478)	(13,381)	(145,156)
Discontinued operations, net of income taxes	—	—	(1,246)	(2,918)	(1,525)
Net income (loss)	24,318	7,671	(77,724)	(16,299)	(146,681)

Income (loss) attributable to Lee Enterprises, Incorporated	23,316	6,795	(78,317)	(16,698)	(146,868)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	23,316	6,795	(77,071)	(13,780)	(145,343)

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	0.44	0.13	(1.49)	(0.28)	(3.24)
Discontinued operations	—	—	(0.02)	(0.06)	(0.03)
	0.44	0.13	(1.51)	(0.34)	(3.27)

Diluted:
Continuing operations	0.43	0.13	(1.49)	(0.28)	(3.24)
Discontinued operations	—	—	(0.02)	(0.06)	(0.03)
	0.43	0.13	(1.51)	(0.34)	(3.27)

Weighted average common shares:
Basic	52,640	52,273	51,833	49,261	44,847
Diluted	53,931	53,736	51,833	49,261	44,847

BALANCE SHEET INFORMATION (End of Year)

Total assets	763,484	811,275	827,705	1,061,136	1,158,248
Debt, including current maturities (4)	725,872	804,750	847,500	945,850	994,550
Debt, net of cash and restricted cash (4)	714,738	787,605	829,938	931,930	966,023
Stockholders' deficit	(159,393)	(178,253)	(170,350)	(114,633)	(101,346)

(1)
In 2015, we reclassified certain costs as operating expenses that were previously recorded as reductions to revenue. As a result of the reclassification, both revenue and expenses in total increased by $4,180,000, $3,034,000, $2,659,000 and $2,811,000 in 2014, 2013, 2012 and 2011, respectively, compared to their previously reported amounts. The reclassification was necessary to correct an error in the accounting treatment of these costs and is deemed immaterial to the previously issued consolidated financial statements.

(2)	2012 includes 53 weeks of business operations. All other years include 52 weeks.

(3)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2015	2014	2013	2012	2011

Continuing operations:
Goodwill	—	—	—	—	186,281
Non-amortized intangible assets	—	1,936	1,567	—	13,109
Amortizable intangible assets	—	—	169,041	—	4,199
Property and equipment	—	1,044	486	1,388	700
	—	2,980	171,094	1,388	204,289
Reduction in investment in TNI	—	—	—	—	11,900
	—	2,980	171,094	1,388	216,189

Discontinued operations	—	—	—	3,606	850

(4)	Principal amount of debt, excluding fair value adjustments. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for each of the three years ended, September 27, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

The non-GAAP financial measures we use are defined as follows:

Adjusted EBITDA is defined as as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges, workforce adjustment costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

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

EBITDA is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Operating Cash Flow is defined as operating income (loss) plus depreciation, amortization, loss (gain) on sale of assets and impairment charges, minus equity in earnings of TNI and MNI and curtailment gains. Operating cash flow margin is defined as operating cash flow divided by operating revenue.

Unlevered Free Cash Flow is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges, stock compensation, distributions from TNI and MNI and cash income tax refunds, minus equity in earnings of TNI and MNI, curtailment gains, cash income taxes, pension contributions and capital expenditures. Changes in working capital, asset sales, minority interest and discontinued operations are excluded. Free Cash Flow also includes financial income, interest expense and debt financing and reorganization costs.

Tables reconciling operating cash flow, operating cash flow margin, EBITDA, Adjusted EBITDA, unlevered free cash flow and free cash flow to operating income (loss), the most directly comparable measure under GAAP, are set forth in Item 7, included herein, under the caption "Selected Consolidated Financial Information".

Reconciliations of adjusted income (loss) and adjusted earnings (loss) per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 7, included herein, under the caption “Overall Results”.

The subtotals of operating expenses representing cash costs can be found in tables in Item 7, included herein, under the captions “2015 vs. 2014” and “2014 vs. 2013”.

We also present selected information for Lee Legacy and Pulitzer. Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer and TNI. See "Selected Lee Legacy Financial Information, and "Selected Pulitzer Financial Information" in Item 7, included herein.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other non-amortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is made on the first day of our fourth fiscal quarter of each year.

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

We review our amortizable intangible assets for impairment when indicators of impairment are present. We assess recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those asset groups.

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

In 2014, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2015 and 2013, we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was in excess of its carrying value. As a result no goodwill impairment was recorded.

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

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2015	2014	2013

Continuing operations:
Non-amortized intangible assets	—	1,936	1,567
Amortizable intangible assets	—	—	169,041
Property and equipment	—	1,044	486
	—	2,980	171,094

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

We used new mortality assumptions to value our pension and postretirement liabilities at September 28, 2014, which increased such liabilities, in total, by approximately $18.5 million, with a corresponding decrease in accumulated other comprehensive income in our Consolidated Balance Sheet as of that date.

Income Taxes

Deferred income taxes are provided using the asset and liability method, whereby deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. We currently have recorded valuation allowances that we will maintain until, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Our income tax expense recorded in the future may be increased or decreased to the extent our valuation allowances change. An increase in the valuation allowance could result in additional income tax expense, while a decrease in the valuation allowance could result in a reduction to income tax expense, in such period and could have a significant impact on our future earnings.

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

Our current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between our estimates and the actual results of filed returns are recorded when identified.

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

 Revenue Recognition

Advertising revenue is recorded when advertisements are placed in the publication or on the related digital platform. Subscription revenue is recorded over the print or digital subscription term as the product is delivered or made available or as newspapers are individually sold. Other revenue is recognized when the related product or service has been delivered. Unearned revenue arises in the ordinary course of business from advance subscription payments for print or digital products or advance payments for advertising.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to Accounting Standards Codification Standard 740: Income Taxes related to the classification of net deferred tax assets and liabilities. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. To simplify the presentation of deferred income taxes, the amendment requires that deferred income tax liabilities and assets be classified as noncurrent in our Consolidated Balance Sheets. The adoption of the new standard is required in 2018. The adoption of this standard will serve to reclassify certain amounts within our Consolidated Balance Sheets.

In April 2015, the FASB issued a new standard for the presentation of debt issuance costs. The new standard will streamline the balance sheet presentation of debt related valuations. Debt issuance costs are currently recognized as deferred charges and presented as an asset while debt discounts and premiums are treated as adjustments to the related debt. Under the new standard, debt issuance costs will be recognized as reductions to the related debt. The adoption of the new standard is required in 2017. The adoption of this standard will serve to reclassify certain amounts within our Consolidated Balance Sheets.

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

RECLASSIFICATION

In 2015, we reclassified certain costs as operating expenses that were previously recorded as reductions to revenue. As a result of the reclassification, both revenue and expenses in total increased by $4,180,000 and $3,034,000 in 2014 and 2013, respectively, compared to their previously reported amounts. The reclassification was necessary to correct an error in the accounting treatment of these costs and is deemed immaterial to the previously issued consolidated financial statements.

CONTINUING OPERATIONS

2015 vs. 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2015	2014	Percent Change

Advertising and marketing services revenue:
Retail	264,334	283,366	(6.7)
Classified	114,225	124,955	(8.6)
National	22,422	24,867	(9.8)
Niche publications and other	11,118	10,059	10.5
Total advertising and marketing services revenue	412,099	443,247	(7.0)
Subscription	194,474	176,826	10.0
Digital services	12,522	10,181	23.0
Commercial printing	11,875	12,050	(1.5)
Other	17,573	18,573	(5.4)
Total operating revenue	648,543	660,877	(1.9)
Compensation	239,028	243,054	(1.7)
Newsprint and ink	30,263	37,994	(20.3)
Other operating expenses	229,165	223,509	2.5
Workforce adjustments	3,304	1,265	NM
Cash costs	501,760	505,822	(0.8)
Operating cash flow	146,783	155,055	(5.3)
Depreciation	18,418	20,920	(12.0)
Amortization	27,145	27,591	(1.6)
Loss (gain) on sales of assets, net	106	(1,338)	NM
Impairment of intangible and other assets	—	2,980	NM
Equity in earnings of associated companies	8,254	8,297	(0.5)
Operating income	109,368	113,199	(3.4)
Non-operating expense, net	(71,456)	(99,238)	(28.0)
Income from continuing operations before income taxes	37,912	13,961	NM
Income tax expense	13,594	6,290	NM
Net income	24,318	7,671	NM
Net income attributable to non-controlling interests	(1,002)	(876)	14.4
Income attributable to Lee Enterprises, Incorporated	23,316	6,795	NM
Other comprehensive loss, net	(6,445)	(17,497)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	16,871	(10,702)	NM

Earnings per common share:
Basic	0.44	0.13	NM
Diluted	0.43	0.13	NM

Total operating revenue decreased $12,334,000, or 1.9% in 2015 compared to the prior year. Excluding the impact of the subscription-related expense reclassification as a result of moving to fee-for-service delivery contracts at several of our newspapers, operating revenue for 2015 decreased 3.7%. This reclassification increases both print subscription revenue and other operating expenses, with no impact on operating cash flow or operating income. Certain delivery expenses were previously reported as a reduction of revenue. A table below under the heading Operating Expenses details the impact of the reclassification on revenue and cash costs. Unless otherwise noted, the comparisons below are presented on an as reported basis.

Advertising and Marketing Services Revenue

In 2015 advertising and marketing services revenue decreased $31,148,000, or 7.0% compared to 2014. Retail advertising decreased 6.7%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from major retailers and big box stores. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 7.5%, partially offsetting print declines.

Classified revenue decreased $10,730,000, or 8.6% in 2015 as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis increased 3.4%, partially offsetting print declines.

National advertising decreased $2,445,000, or 9.8%. Digital national advertising on a stand-alone basis increased 16.9% due to improved management of available ad positions offered on the national advertising exchanges and improved pricing. Advertising in niche publications and other increased $1,059,000, or 10.5%.

Digital advertising and marketing services revenue increased 6.9%, to $81,735,000 in 2015, representing 19.8% of total advertising and marketing services revenue. Total digital revenue for 2015, including advertising and marketing services, subscriptions and all other digital business, totaled $116,865,000, an increase of 27.8% from a year ago, representing 18.0% of total operating revenue. Print advertising, including preprints and print marketing services revenue decreased 9.9%.

Subscription and Other Revenue

Subscription revenue increased $17,648,000, or 10.0% in 2015. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 3.6% or $6,055,000. The increase in subscription revenue in the current year period is primarily due to the effect of our full access subscription model, price increases and the addition of premium content days with higher single day pricing, in part offset by a decline in print units.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the September 2015 quarter. Sunday circulation totaled 1.3 million.

Digital services revenue increased $2,341,000, or 23.0% in 2015, largely due to TownNews, which generates the vast majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Revenue at TownNews, which includes both advertising and digital services revenue, totaled $11,354,000 in 2015, a 9.6% increase over 2014. Other revenue decreased $1,000,000, or 5.4%.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 24.9 million unique visitors in the month of September 2015, with 221.4 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Cash costs decreased $4,062,000, or 0.8% in 2015. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 3.1%. Also excluding workforce adjustments and the subscription-related expense reclassification, cash costs decreased 3.6% in 2015 or $17,694,000. In the 13 weeks ended September 27, 2015, cash costs excluding workforce adjustments and the subscription-related expense reclassification decreased 7.8% compared to the same quarter a year-ago, significantly exceeding previously announced guidance of being down 5.5-6.0%.

Compensation expense decreased $4,026,000, or 1.7% in 2015, driven by a decline in average full-time equivalent employees of 4.9%, partially offset by company-wide compensation increases in January 2015 and higher pension costs.

Newsprint and ink costs decreased $7,731,000, or 20.3% in 2015, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 12.3%. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint,

depreciation, amortization, or unusual matters, increased $5,656,000, or 2.5% in 2015, due to the subscription-related expense reclassification. Excluding the impact of the subscription-related expenses reclassification, other operating expenses decreased 2.7%.

Reductions in staffing resulted in workforce adjustment costs totaling $3,304,000 and $1,265,000 in 2015 and 2014, respectively.

In 2016, we expect to reduce cash costs excluding workforce adjustments, as compared to the prior year, between 3.5% to 4.0%.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

(Thousands of Dollars)	2015	2014	Percent Change

Subscription revenue, as reported	194,474	176,826	10.0
Adjustment for subscription-related expense reclassification	(18,300)	(6,707)	NM
Subscription revenue, as adjusted	176,174	170,119	3.6

Total operating revenue, as reported	648,543	660,877	(1.9)
Adjustment for subscription-related expense reclassification	(18,300)	(6,707)	NM
Total operating revenue, as adjusted	630,243	654,170	(3.7)

Other cash costs, as reported	229,165	223,509	2.5
Adjustment for subscription-related expense reclassification	(18,300)	(6,707)	NM
Other cash costs, as adjusted	210,865	216,802	(2.7)

Total cash costs excluding workforce adjustments	498,456	504,557	(1.2)
Adjustment for subscription-related expense reclassification	(18,300)	(6,707)	NM
Total cash cost excluding workforce adjustments, as adjusted	480,156	497,850	(3.6)

Total cash costs, as reported	501,760	505,822	(0.8)
Adjustment for subscription-related expense reclassification	(18,300)	(6,707)	NM
Total cash costs, as adjusted	483,460	499,115	(3.1)

Approximately $16,918,000, or 92.4%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $1,382,000, or 7.6%, impacts Pulitzer. The subscription-related expense reclassification described above also increased revenue and cash costs of MNI by $5,791,000 in 2015. Such amounts for MNI are not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 5.3%, to $146,783,000 in 2015 compared to $155,055,000 in 2014. Operating cash flow margin decreased to 22.6% from 23.5% a year ago. The reduction of operating cash flow margin exclusively related to the subscription-related expense reclassification was 0.7% in 2015.

Depreciation expense decreased $2,502,000, or 12.0% in 2015 and amortization expense decreased $446,000, or 1.6% in 2015.

In 2014, we recorded a $1,936,000 non-cash charge to reduce the carrying values of certain non-amortized intangible assets to fair value. We also recorded $1,044,000 pre-tax, non-cash charges to reduce the carrying value of property and equipment in 2014. Sales of operating assets resulted in a net loss of $106,000 in 2015 compared to a net gain of $1,338,000 in 2014.

Equity in earnings in associated companies decreased $43,000 in 2015.

The factors noted above resulted in operating income of $109,368,000 in 2015 compared to $113,199,000 in 2014.

Non-operating Income and Expenses

Interest expense decreased $7,315,000, or 9.2%, to $72,409,000 in 2015 due to lower debt balances and $2,394,000 of non-cash interest expense in 2014.

We recognized $5,433,000 of debt financing and administrative costs in 2015 compared to $22,927,000 in 2014. The decrease is due to the costs charged to expense at the closing of the 2014 Refinancing. Also in 2014, we recorded a $2,300,000 loss related to a litigation settlement.

As more fully discussed in Note 5 of the Notes to Consolidated Financial Statements, included herein (and certain capitalized terms used below defined), in connection with the 2014 Refinancing, we issued Warrants, which are recorded at fair value and are included in other liabilities in our Consolidated Balance Sheets. We remeasure the related liability to fair value each reporting period with the changes classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Due to the decrease in the price of our Common Stock, we recorded non-operating income related to the decrease in the value of the Warrants of $6,568,000 and $6,122,000, in 2015 and 2014, respectively.

Overall Results

We recognized income tax expense at 35.9% of income before income taxes in 2015 and 45.1% in 2014. See Note 11 of the Notes to the Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $23,316,000 in 2015 compared to $6,795,000 in 2014. We recorded earnings per diluted common share of $0.43 in 2015 and $0.13 in 2014. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.43 in 2015, compared to $0.41 in 2014. Per share amounts may not add due to rounding.

	2015		2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	23,316	0.43	6,795	0.13
Adjustments:
Impairment of intangible and other assets	—		2,980
Debt financing and administrative costs	5,433		22,927
Amortization of debt present value adjustment	—		2,394
Warrants fair value adjustment	(6,568)		(6,122)
Litigation settlement	—		2,300
Other, including workforce adjustments	4,037		2,319
	2,902		26,798
Income tax effect of adjustments, net	(3,217)		(11,487)
	(315)	(0.01)	15,311	0.28
Income attributable to Lee Enterprises, Incorporated, as adjusted	23,001	0.43	22,106	0.41

2014 vs. 2013

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2014	2013	Percent Change

Operating revenue:
Retail	283,366	292,946	(3.3)
Classified	124,955	134,043	(6.8)
National	24,867	23,999	3.6
Niche publications and other	10,059	10,081	(0.2)
Total advertising and marketing services revenue	443,247	461,069	(3.9)
Subscription	176,826	177,056	(0.1)
Digital services	10,181	7,526	35.3
Commercial printing	12,050	12,625	(4.6)
Other	18,573	19,498	(4.7)
Total operating revenue	660,877	677,774	(2.5)
Compensation	243,054	254,831	(4.6)
Newsprint and ink	37,994	43,481	(12.6)
Other operating expenses	223,509	216,055	3.5
Workforce adjustments	1,265	2,680	(52.8)
Cash costs	505,822	517,047	(2.2)
Operating cash flow	155,055	160,727	(3.5)
Depreciation	20,920	21,302	(1.8)
Amortization	27,591	34,225	(19.4)
Loss (gain) on sales of assets, net	(1,338)	110	NM
Impairment of intangible and other assets	2,980	171,094	(98.3)
Equity in earnings of associated companies	8,297	8,685	(4.5)
Operating income (loss)	113,199	(57,319)	NM
Non-operating expense, net	(99,238)	(81,904)	21.2
Income (loss) from continuing operations before reorganization costs and income taxes	13,961	(139,223)	NM
Income tax expense (benefit)	6,290	(62,745)	NM
Income (loss) from continuing operations	7,671	(76,478)	NM
Discontinued operations, net of income taxes	—	(1,246)	NM
Net income (loss)	7,671	(77,724)	NM
Net income attributable to non-controlling interests	(876)	(593)	47.7
Income (loss) attributable to Lee Enterprises, Incorporated	6,795	(78,317)	NM
Other comprehensive income (loss), net	(17,497)	21,101	NM
Comprehensive loss attributable to Lee Enterprises, Incorporated	(10,702)	(57,216)	(81.3)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	6,795	(77,071)	NM

Earnings (loss) per common share:
Basic	0.13	(1.51)	NM
Diluted	0.13	(1.51)	NM

Total revenue decreased approximately 2.5% in 2014 compared to prior year on a reported basis. Excluding the impact of the subscription-related expense reclassification, operating revenue decreased 3.5%. Unless otherwise noted, the comparisons below are presented on a reported basis.

Advertising and Marketing Services Revenue

2014 advertising and marketing services revenue decreased $17,822,000, or 3.9%, compared to 2013. Retail advertising decreased 3.3%. Digital retail advertising on a stand-alone basis increased 9.0%, partially offsetting print declines.

Classified revenue decreased 6.8% in 2014. Digital classified revenue on a stand-alone basis increased 8.9%, partially offsetting print declines.

National advertising increased $868,000, or 3.6% in 2014. Digital national advertising on a stand-alone basis increased 96.2%. Advertising in niche publications and other decreased 0.2%.

Digital advertising and marketing services revenue increased 13.0%, to $76,425,000, in 2014, representing 17.2% of total advertising and marketing services revenue. Total digital revenue for 2014, including advertising and marketing services, subscriptions and all other digital business, totaled $91,444,000, an increase of 17.9% from 2013. Print advertising and marketing services revenue on a stand-alone basis decreased 6.8%.

Subscription and Other Revenue

2014 subscription revenue decreased $230,000, or 0.1%, compared to 2013. Excluding the subscription-related expense reclassification, subscription revenue decreased 3.9% in 2014. The decreases are primarily due to decreases in print subscribers, partially offset by price increases and increases in digital subscribers.

Our average daily newspaper circulation units, including TNI and MNI and digital subscribers, totaled 1.1 million for the six months ended September 2014, as measured by the AAM. Sunday circulation totaled 1.4 million.

Digital services revenue increased $2,655,000, or 35.3%, largely fueled by TownNews. Commercial printing revenue decreased $575,000, or 4.6%, in 2014. Other revenue decreased $925,000, or 4.7%, in 2014.

Operating Expenses

Cash costs decreased $11,225,000 or 2.2%, in 2014 compared to 2013. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 3.5%.

Compensation expense decreased $11,777,000, or 4.6% , in 2014, driven by a decline in average full time equivalent employees of 4.8%.

Newsprint and ink costs decreased $5,487,000, or 12.6%, in 2014 primarily as a result of a reduction in newsprint volume of 11.5%. See“Commodities” in Item 7A, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters, increased $7,454,000, or 3.5%, in 2014, due to subscription-related expense reclassification. Excluding the subscription-related expense reclassification, other operating expenses increased 0.3% in 2014.

Reductions in staffing resulted in workforce adjustment costs, primarily severance, totaling $1,265,000 and $2,680,000 in 2014 and 2013, respectively.

Certain results, excluding the impact of the subscription-related expense reclassification, are as follows:

(Thousands of Dollars)	2014	2013	Percent Change

Subscription revenue, as reported	176,826	177,056	(0.1)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Subscription revenue, as adjusted	170,119	177,056	(3.9)

Total operating revenue, as reported	660,877	677,774	(2.5)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Total operating revenue, as adjusted	654,170	677,774	(3.5)

Other cash costs, as reported	223,509	216,055	3.5
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Other cash costs, as adjusted	216,802	216,055	0.3

Total cash costs excluding workforce adjustments	504,557	514,367	(1.9)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Total cash cost excluding workforce adjustments, as adjusted	497,850	514,367	(3.2)

Total cash costs, as reported	505,822	517,047	(2.2)
Adjustment for subscription-related expense reclassification	(6,707)	—	NM
Total cash costs, as adjusted	499,115	517,047	(3.5)

Approximately $6,246,000, or 93.1%, of the reclassification impacts revenue and cash costs of our Lee Legacy operations, and approximately $461,000, or 6.9%, impacts Pulitzer. The subscription-related expense reclassification also increased both revenue and cash costs of MNI by $4,500,000 in 2014 and is not included in the table above.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 3.5%, to $155,055,000, in 2014 compared to $160,727,000 in 2013. Operating cash flow margin decreased to 23.5% in 2014 from 23.7% in 2013.

Depreciation expense decreased $382,000, or 1.8%, in 2014 and amortization expense decreased $6,634,000, or 19.4%, in 2014 due to full amortization of certain assets and impairment charges in prior year.

In 2014 and 2013, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets.

In 2013, we determined that the cash flows from certain amortizable intangible assets were not sufficient to recover their carrying values. As a result, we recorded a non-cash charge to reduce the carrying values of such assets to fair value. We also recorded non-cash charges to reduce the carrying value of non-amortized intangible assets and property and equipment in 2014 and 2013. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2014	2013

Continuing operations:
Non-amortized intangible assets	1,936	1,567
Amortizable intangible assets	—	169,041
Property and equipment	1,044	486
	2,980	171,094

Equity in earnings in associated companies increased $388,000 in 2014.

The factors noted above resulted in operating income of $113,199,000 in 2014, compared to operating loss of $57,319,000 in 2013.

Non-operating Income and Expense

Interest expense decreased $9,723,000, or 10.9%, to $79,724,000 in 2014 due primarily to lower debt balances and the refinancing of the Pulitzer Notes in May 2013. Interest expense in 2014 also includes $2,394,000 of non-cash amortization of a present value adjustment of debt compared to $5,117,000 in 2013.

We charged $22,927,000 of debt financing and administrative cost to expense and also recorded a $2,300,000 loss related to a litigation settlement in 2014. The litigation settlement is classified as other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Overall Results

We recognized income tax expenses of 45.1% of income from continuing operations before income taxes in 2014 and income tax benefit of 45.1% of loss from continuing operations before income taxes in 2013. See Note 11 of the Notes to Consolidated Financial Statements, included herein, for a reconciliation of the expected federal income tax rate to the actual tax rates.

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

	2014		2013
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	6,795	0.13	(78,317)	(1.51)
Adjustments:
Impairment of intangible and other assets	2,980		171,094
Debt financing and administrative costs	22,927		646
Amortization of debt present value adjustment	2,394		5,434
Warrants fair value adjustments	(6,122)		—
Investment gain, net	—		(6,909)
Litigation settlement	2,300		—
Other, including workforce adjustments	2,319		2,394
	26,798		172,659
Income tax effect of adjustments, net	(11,487)		(70,991)
	15,311	0.28	101,668	1.96
Unusual matters related to discontinued operations	—	—	1,014	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	22,106	0.41	24,365	0.47

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities of continuing operations was $74,476,000, $82,075,000 and $90,067,000 in 2015, 2014 and 2013, respectively. We recorded net income of $24,318,000 in 2015 and $7,671,000 in 2014 and a net loss of $77,724,000 in 2013. Non-cash debt financing and administration costs charged to expense totaled $5,433,000, $22,927,000, and $594,000 in 2015, 2014 and 2013, respectively. Depreciation and amortization decreased as discussed more fully under "Results of Operations". We also recognized non-cash impairment of intangible and other assets totaling $2,980,000 and $171,094,000 in 2014 and 2013, respectively. The loss from continuing operations in 2013 was caused primarily by non-cash charges for impairment of intangible and other assets, net of the related deferred income tax benefit. Changes in deferred income taxes, operating assets and liabilities and income taxes accounted for the bulk of the remainder of the changes in cash provided by operating activities of continuing operations in all years.

Pension liabilities, net of plan assets, totaled $52.5 million as of September 27, 2015. Contributions to pension plans are expected to total $5.8 million in 2016.

Investing Activities

Cash required for investing activities for continuing operations totaled $208,000, $9,284,000 and $1,296,000 in 2015, 2014 and 2013, respectively. Capital spending totaled $9,707,000 in 2015, $13,661,000 in 2014 and $9,740,000 in 2013. We received proceeds of $8,871,000, $4,485,000 and $7,802,000 from insurance and sales of assets in 2015, 2014 and 2013, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2016, and other requirements, will be available from internally generated funds, or available under our Revolving Facility.

Financing Activities

Cash required for financing activities for continued operations totaled $79,838,000 in 2015, $73,649,000 in 2014 and $99,318,000 in 2013. We paid $733,000, $31,587,000 and $1,071,000 of debt financing and administrative costs in 2015, 2014 and 2013, respectively. The increase in such costs in 2014 was due to the 2014 Refinancing. Debt reduction accounted for the majority of the remaining usage of funds in all years.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 27 2015	September 28 2014	September 27 2015

Revolving Facility	—	5,000	5.65
1st Lien Term Loan	180,872	226,750	7.25
Notes	400,000	400,000	9.50
2nd Lien Term Loan	145,000	150,000	12.00
New Pulitzer Notes	—	23,000	9.00
	725,872	804,750
Less current maturities of long-term debt	25,000	31,400
Total long-term debt	700,872	773,350

At September 27, 2015, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.4%.

Aggregate maturities of debt total $25,000,000 in 2016, $25,000,000 in 2017 $25,000,000 in 2018, $105,872,000 in 2019, $0 in 2020 and $545,000,000 thereafter. In addition to mandatory paydowns, the first lien and 2nd lien term loans require excess cash flow payments based on calculations defined in the credit agreements. See Note 5.

Liquidity

At September 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 27, 2015 totals $44,069,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At September 27, 2015, the principal amount of our outstanding debt totals $725,872,000. For the last twelve months ending September 27, 2015, the principal amount of our debt, net of cash, is 4.4 times our adjusted EBITDA, compared to a ratio of 4.7 times at September 28, 2014.

The 2014 Refinancing significantly extended our debt maturity profile with final maturity of the majority of our debt in 2022. As a result, refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 27, 2015.

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

Other Matters

Cash and cash equivalents decreased $5,570,000 and $858,000 in 2015 and 2014, respectively, and increased $3,642,000 in 2013.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 27, 2015:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	725,872	25,000	50,000	105,872	545,000
Interest expense (2)(3)	397,955	67,777	130,683	114,695	84,800
Operating lease obligations	13,793	2,804	4,790	1,854	4,345
Capital expenditure commitments	1,156	1,156	—	—	—
	1,138,776	96,737	185,473	222,421	634,145

(1)
Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments under the 1st Lien Credit Facility, Notes and the 2nd Lien Term Loan. While excess cash flow payments are based on actual performance, we expect to make substantial voluntary and excess cash flow payments on the debt currently outstanding, in the next five years. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(2)
Interest expense includes an estimate of interest expense for the Notes, 1st Lien Credit Facility, and 2nd Lien Term Loan until their maturities in March 2022, March 2019, and December 2022, respectively. Interest expense under the Notes is estimated using the 9.5% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Interest expense under the 1st Lien Term Loan is estimated based on the 30 day minimum LIBOR level of 1.0% as increased by our applicable margin of 6.25% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the Revolving Facility is estimated based on the current 30 day LIBOR level as increased by our applicable margin of 5.5% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the 2nd Lien Term Loan is estimated using the 12.0% contractual rate applied to the outstanding balance during each period. Changes in interest rates in excess of the minimum LIBOR level, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Notes, 1st Lien Credit Facility or 2nd Lien Term Loan could significantly change this estimate. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)	Interest expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2016 will total approximately $5,782,000. See Notes 6 and 7 of the Notes to Consolidated Financial Statements, included herein.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

(Thousands of Dollars)	2015	2014	2013

Advertising and marketing services	412,099	443,247	461,069
Subscription	194,474	176,826	177,056
Other	41,970	40,804	39,649
Total operating revenue	648,543	660,877	677,774
Compensation	239,028	243,054	254,831
Newsprint and ink	30,263	37,994	43,481
Other operating expenses	229,165	223,509	216,055
Depreciation and amortization	45,563	48,511	55,527
Loss (gain) on sales of assets, net	106	(1,338)	110
Impairment of intangible and other assets	—	2,980	171,094
Workforce adjustments	3,304	1,265	2,680
Total operating expenses	547,429	555,975	743,778
Equity in earnings of TNI and MNI	8,254	8,297	8,685
Operating income (loss)	109,368	113,199	(57,319)
Adjusted to exclude:
Depreciation and amortization	45,563	48,511	55,527
Loss (gain) on sales of assets, net	106	(1,338)	110
Impairment of intangible and other assets	—	2,980	171,094
Equity in earnings of TNI and MNI	(8,254)	(8,297)	(8,685)
Operating cash flow	146,783	155,055	160,727
Add:
Ownership share of TNI and MNI EBITDA (50%)	11,246	11,236	11,761
EBITDA	158,029	166,291	172,488
Adjusted to exclude:
Workforce adjustments	3,304	1,265	2,680
Stock compensation	1,971	1,481	1,261
Adjusted EBITDA	163,304	169,037	176,429
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(11,246)	(11,236)	(11,761)
Add (deduct):
Distributions from TNI and MNI	10,975	9,996	11,398
Capital expenditures, net of insurance proceeds	(9,707)	(11,824)	(9,740)
Pension contributions	(3,577)	(1,522)	(6,016)
Cash income tax refunds (payments)	(485)	6,022	9,126
Unlevered free cash flow	149,264	160,473	169,436
Add (deduct):
Financial income	337	385	300
Interest expense to be settled in cash	(72,409)	(77,330)	(84,012)
Debt financing and administration costs paid	(733)	(31,587)	(1,071)
Free cash flow	76,459	51,941	84,653

The following table reconciles operating cash flow margin to operating income margin. Margin is defined as percent of total revenue:

		2015		2014		2013
(Thousands of Dollars)	Amount	Margin	Amount	Margin	Amount	Margin
Operating income (loss)	109,368	16.9	113,199	17.1	(57,319)	(8.5)
Adjusted to exclude:
Depreciation and amortization	45,563	7.0	48,511	7.3	55,527	8.2
Loss (gain) on sales of assets, net	106	—	(1,338)	(0.2)	110	—
Impairment of intangible and other assets	—	—	2,980	0.5	171,094	25.2
Equity in earnings of TNI and MNI	(8,254)	(1.3)	(8,297)	(1.3)	(8,685)	(1.3)
Operating cash flow	146,783	22.6	155,055	23.5	160,727	23.7

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

(Thousands of Dollars)	2015	2014	2013

Advertising and marketing services	287,417	307,254	317,445
Subscription	131,352	113,992	110,335
Other	35,328	34,353	32,031
Total operating revenue	454,097	455,599	459,811
Compensation	180,035	180,641	185,470
Newsprint and ink	22,307	27,084	30,195
Other operating expenses	130,530	120,552	114,004
Depreciation and amortization	31,534	33,163	27,291
Loss (gain) on sales of assets, net	(285)	(1,362)	134
Impairment of intangible and other assets	—	378	523
Workforce adjustments	983	551	1,546
Total operating expenses	365,104	361,007	359,163
Equity in earnings of MNI	3,416	3,384	3,509
Operating income	92,409	97,976	104,157
Adjusted to exclude:
Depreciation and amortization	31,534	33,163	27,291
Loss (gain) on sales of assets, net	(285)	(1,362)	134
Impairment of intangible and other assets	—	378	523
Equity in earnings of MNI	(3,416)	(3,384)	(3,509)
Operating cash flow	120,242	126,771	128,596
Add:
Ownership share of MNI EBITDA (50%)	5,989	5,905	5,964
EBITDA	126,231	132,676	134,560
Adjusted to exclude:
Workforce adjustments	983	551	1,546
Stock compensation	1,971	1,481	1,261
Adjusted EBITDA	129,185	134,708	137,367
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(5,989)	(5,905)	(5,964)
Add (deduct):
Distributions from MNI	5,500	4,750	5,250
Capital expenditures, net of insurance proceeds	(6,747)	(9,688)	(7,713)
Pension contributions	—	(87)	—
Cash income tax payments	(396)	(266)	(365)
Intercompany charges not settled in cash	(6,953)	(9,678)	(8,396)
Other	(2,000)	(2,000)	(2,000)
Unlevered free cash flow	112,600	111,834	118,179

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	2015	2014	2013
(Thousands of Dollars)	Amount	Amount	Amount

Advertising and marketing services	124,682	135,993	143,624
Subscription	63,122	62,834	66,721
Other	6,642	6,451	7,618
Total operating revenue	194,446	205,278	217,963
Compensation	58,993	62,413	69,361
Newsprint and ink	7,956	10,910	13,286
Other operating expenses	98,635	102,957	102,051
Depreciation and amortization	14,029	15,348	28,236
Loss (gain) on sales of assets, net	391	24	(24)
Impairment of intangible and other assets	—	2,602	170,571
Workforce adjustments	2,321	714	1,134
Total operating expenses	182,325	194,968	384,615
Equity in earnings of TNI	4,838	4,913	5,176
Operating income (loss)	16,959	15,223	(161,476)
Adjusted to exclude:
Depreciation and amortization	14,029	15,348	28,236
Loss (gain) on sales of assets, net	391	24	(24)
Impairment of intangible and other assets	—	2,602	170,571
Equity in earnings of TNI	(4,838)	(4,913)	(5,176)
Operating cash flow	26,541	28,284	32,131
Add:
Ownership share of TNI EBITDA (50%)	5,257	5,331	5,797
EBITDA	31,798	33,615	37,928
Adjusted to exclude:
Workforce adjustments	2,321	714	1,134
Adjusted EBITDA	34,119	34,329	39,062
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(5,257)	(5,331)	(5,797)
Add (deduct):
Distributions from TNI	5,475	5,246	6,148
Capital expenditures, net of insurance proceeds	(2,960)	(2,136)	(2,027)
Pension contributions	(3,577)	(1,435)	(6,016)
Cash income tax refunds (payments)	(89)	6,288	9,491
Intercompany charges not settled in cash	6,953	9,678	8,396
Other	2,000	2,000	2,000
Unlevered free cash flow	36,664	48,639	51,257

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At September 27, 2015, 24.9% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $1,808,720 based on $180,872,000 of floating rate debt outstanding at September 27, 2015.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in October 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 47 basis points for six month borrowing up to approximately 81 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Newsprint purchase prices declined throughout the fiscal year as North American newsprint producers faced significant domestic demand declines in addition to weak international shipment opportunities. The current price cycle is likely at the bottom as several suppliers implemented supply/demand balancing action plans including the permanent closures of two North American newsprint paper machines in last half of 2015. Suppliers have announced price increases effective January with an additional increase in February 2016.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which a current price increase is successful or future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered.

Long term supply strategy takes potential capacity closures into consideration and aligns the Company with suppliers most likely to continue to supply the North American newsprint market and our print locations.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $532,000, based on anticipated consumption in 2016, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which will temporarily mitigate the impact of future price changes.

SENSITIVITY TO CHANGES IN VALUE

At September 27, 2015, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $175,446,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes and $145,000,000 principal amount under the 2nd Lien Term Loan. At September 27, 2015, based on an average of private market price quotations, the fair values were $392,000,000 and $150,981,000 for the Notes and 2nd Lien Term Loan, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 27, 2015, the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of the Evaluation Date.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. KPMG’s report on the audit of internal control over financial reporting appears in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 27, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited Lee Enterprises, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lee Enterprises, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 27, 2015, September 28, 2014, and September 29, 2013, and our report dated December 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 11, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2016, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended September 27, 2015, September 28, 2014 and September 29, 2013
Consolidated Balance Sheets - September 27, 2015 and September 28, 2014
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 27, 2015, September 28, 2014 and September 29, 2013
Consolidated Statements of Cash Flows - Years ended September 27, 2015, September 28, 2014 and September 29, 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2015.

LEE ENTERPRISES, INCORPORATED

/s/ Mary E. Junck	/s/ Ronald A. Mayo
Mary E. Junck	Ronald A. Mayo
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 11th day of December 2015.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Chairman, President and Chief Executive Officer, and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Andrew E. Newman	Director
Andrew E. Newman

/s/ Gregory P. Schermer	Vice President - Strategy, and Director
Gregory P. Schermer

/s/ Ronald A. Mayo	Vice President, Chief Financial Officer and Treasurer
Ronald A. Mayo

/s/ Mark B. Vittert	Director
Mark B. Vittert

Page intentionally left blank

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2015	2014	2013

Operating revenue:
Advertising and marketing services	412,099	443,247	461,069
Subscription	194,474	176,826	177,056
Other	41,970	40,804	39,649
Total operating revenue	648,543	660,877	677,774
Operating expenses:
Compensation	239,028	243,054	254,831
Newsprint and ink	30,263	37,994	43,481
Other operating expenses	229,165	223,509	216,055
Depreciation	18,418	20,920	21,302
Amortization of intangible assets	27,145	27,591	34,225
Impairment of intangible and other assets	—	2,980	171,094
Loss (gain) on sales of assets, net	106	(1,338)	110
Workforce adjustments	3,304	1,265	2,680
Total operating expenses	547,429	555,975	743,778
Equity in earnings of associated companies	8,254	8,297	8,685
Operating income (loss)	109,368	113,199	(57,319)
Non-operating income (expense):
Financial income	337	385	300
Interest expense	(72,409)	(79,724)	(89,447)
Debt financing and administrative costs	(5,433)	(22,927)	(646)
Other, net	6,049	3,028	7,889
Total non-operating expense, net	(71,456)	(99,238)	(81,904)
Income (loss) before income taxes	37,912	13,961	(139,223)
Income tax expense (benefit)	13,594	6,290	(62,745)
Income (loss) from continuing operations	24,318	7,671	(76,478)
Discontinued operations, net of income taxes	—	—	(1,246)
Net income (loss)	24,318	7,671	(77,724)
Net income attributable to non-controlling interests	(1,002)	(876)	(593)
Income (loss) attributable to Lee Enterprises, Incorporated	23,316	6,795	(78,317)
Other comprehensive income (loss), net	(6,445)	(17,497)	21,101
Comprehensive income (loss)	16,871	(10,702)	(57,216)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	23,316	6,795	(77,071)

Earnings (loss) per common share:
Basic:
Continuing operations	0.44	0.13	(1.49)
Discontinued operations	—	—	(0.02)
	0.44	0.13	(1.51)

Diluted:
Continuing operations	0.43	0.13	(1.49)
Discontinued operations	—	—	(0.02)
	0.43	0.13	(1.51)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 27 2015	September 28 2014

ASSETS

Current assets:
Cash and cash equivalents	11,134	16,704
Accounts receivable, less allowance for doubtful accounts:
2015 $4,194; 2014 $4,526	58,899	62,343
Income taxes receivable	413	620
Inventories	3,914	6,655
Deferred income taxes	15,659	1,228
Other	8,304	8,585
Total current assets	98,323	96,135
Investments:
Associated companies	35,069	37,790
Other	9,083	10,661
Total investments	44,152	48,451
Property and equipment:
Land and improvements	22,257	23,645
Buildings and improvements	179,731	180,570
Equipment	290,127	292,209
Construction in process	997	4,548
	493,112	500,972
Less accumulated depreciation	349,343	343,601
Property and equipment, net	143,769	157,371
Goodwill	243,729	243,729
Other intangible assets, net	185,962	212,657
Postretirement assets, net	13,421	14,136
Other	34,128	38,796

Total assets	763,484	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 27 2015	September 28 2014

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	25,000	31,400
Accounts payable	20,113	27,245
Compensation and other accrued liabilities	27,055	24,348
Accrued interest	4,184	4,812
Unearned revenue	28,929	30,903
Total current liabilities	105,281	118,708
Long-term debt, net of current maturities	700,872	773,350
Pension obligations	52,522	50,170
Postretirement and postemployment benefit obligations	11,060	10,359
Deferred income taxes	37,796	14,766
Income taxes payable	4,856	5,097
Other	9,680	16,369
Total liabilities	922,067	988,819
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	547	537
September 27, 2015; 54,679 shares; $0.01 par value
September 28, 2014; 53,747 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	247,302	245,323
Accumulated deficit	(390,966)	(414,282)
Accumulated other comprehensive loss	(16,276)	(9,831)
Total stockholders' deficit	(159,393)	(178,253)
Non-controlling interests	810	709
Total deficit	(158,583)	(177,544)
Total liabilities and deficit	763,484	811,275

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2015	2014	2013	2015	2014	2013

Common Stock:
Balance, beginning of year	537	524	523	53,747	52,434	52,291
Shares issued	10	13	1	932	1,313	143
Balance, end of year	547	537	524	54,679	53,747	52,434
Additional paid-in capital:
Balance, beginning of year	245,323	242,537	241,039
Stock compensation	1,971	1,481	1,261
Shares issued	8	1,305	237
Balance, end of year	247,302	245,323	242,537
Accumulated deficit:
Balance, beginning of year	(414,282)	(421,077)	(342,760)
Net income (loss)	24,318	7,671	(77,724)
Net income attributable to non-controlling interests	(1,002)	(876)	(593)
Balance, end of year	(390,966)	(414,282)	(421,077)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(9,831)	7,666	(13,435)
Change in pension and postretirement benefits	(10,973)	(29,591)	35,764
Deferred income taxes, net	4,528	12,094	(14,663)
Balance, end of year	(16,276)	(9,831)	7,666
Total stockholders' deficit	(159,393)	(178,253)	(170,350)	54,679	53,747	52,434

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2015	2014	2013

Cash provided by operating activities:
Net income (loss)	24,318	7,671	(77,724)
Results of discontinued operations	—	—	(1,246)
Income (loss) from continuing operations	24,318	7,671	(76,478)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	45,563	47,173	55,637
Impairment of intangible and other assets	—	2,980	171,094
Distributions greater than earnings of MNI	2,084	1,366	1,742
Stock compensation expense	1,971	1,481	1,261
Amortization of debt fair value adjustment	—	2,394	5,117
Debt financing and administrative costs expensed	5,433	22,927	594
Gain on sales of investments	—	—	(7,093)
Deferred income tax expense (benefit)	12,764	6,425	(54,807)
Changes in operating assets and liabilities:
Decrease in receivables	3,444	872	4,710
Decrease in inventories and other	3,122	217	904
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(9,587)	(5,315)	(2,280)
Decrease in pension, postretirement and postemployment benefit obligations	(7,204)	(6,078)	(9,602)
Change in income taxes receivable or payable	(34)	5,854	1,117
Other, net	(7,398)	(5,892)	(1,849)
Net cash provided by operating activities of continuing operations	74,476	82,075	90,067
Cash provided by (required for) investing activities of continuing operations:
Purchases of property and equipment	(9,707)	(13,661)	(9,740)
Decrease (increase) in restricted cash	441	(441)	—
Proceeds from insurance and sales of assets	8,871	4,485	7,802
Distributions greater than earnings of TNI	637	333	972
Other, net	(450)	—	(330)
Net cash required for investing activities of continuing operations	(208)	(9,284)	(1,296)
Cash provided by (required for) financing activities of continuing operations:
Proceeds from long-term debt	5,000	805,000	94,000
Payments on long-term debt	(83,878)	(847,750)	(192,350)
Debt financing and administrative costs paid	(733)	(31,587)	(1,071)
Common stock transactions, net	(227)	688	103
Net cash required for financing activities of continuing operations	(79,838)	(73,649)	(99,318)
Net cash provided by (required for) discontinued operations:
Operating activities	—	—	(552)
Investing activities	—	—	14,741
Net increase (decrease) in cash and cash equivalents	(5,570)	(858)	3,642
Cash and cash equivalents:
Beginning of year	16,704	17,562	13,920
End of year	11,134	16,704	17,562

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2015", "2014", "2013" and the like refer to the fiscal years ended the last Sunday in September.

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

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in TownNews. TNI and MNI are accounted for under the equity method.

In 2015, we reclassified certain costs as operating expenses that were previously recorded as reductions to revenue. As a result of the reclassification, both revenue and expenses in total increased by $4,180,000 and $3,034,000 in 2014 and 2013, respectively, compared to their previously reported amounts. Operating income and net income were not affected. The reclassification was necessary to correct an error in the accounting treatment of these costs and is deemed immaterial to the previously issued consolidated financial statements.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. 2015, 2014 and 2013 include 52 weeks of business operations for the Company and MNI. TNI has 52 weeks of operations in 2015 and 2014 and a 53rd week of business operations in 2013.

Subsequent Events

We have evaluated subsequent events through December 11, 2015. No events have occurred subsequent to September 27, 2015 that require disclosure or recognition in these financial statements, except as included herein.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 27, 2015 and September 28, 2014 are less than replacement cost by $1,780,000 and $2,761,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

First-in, first-out	786	2,297
Last-in, first-out	1,547	2,404
	2,333	4,701

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and preprint insertion equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 54
Printing presses and insertion equipment	3 - 28
Other	3 - 17

We capitalize interest as a component of the cost of constructing major facilities. At September 27, 2015 and September 28, 2014, capitalized interest is not significant.

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

In assessing the recoverability of goodwill and other non-amortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is made on the first day of our fourth fiscal quarter of each year.

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

We review our amortizable intangible assets for impairment when indicators of impairment are present. We assess recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those asset groups.

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

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in impairment charges in the future. See Note 4.

Non-controlling Interest

Non-controlling interest in earnings of TownNews is recognized in the Consolidated Financial Statements.

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $5,490,000 at September 27, 2015 are outstanding in support of our insurance program.

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

In October 2012, we sold the North County Times in Escondido, CA for $11,950,000 in cash, plus an adjustment for working capital. The transaction resulted in a gain of $1,168,000, after income taxes, and was recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss). Operating results of the North County Times have been classified as discontinued operations for all periods presented.

Results of discontinued operations consist of the following:

(Thousands of Dollars)	2013

Operating revenue	1,321
Costs and expenses	(1,697)
Gain on sale of the North County Times	1,801
Loss on sale of The Garden Island	(3,340)

Loss from discontinued operations, before income taxes	(1,915)
Income tax benefit	(669)
Loss	(1,246)

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

ASSETS

Cash and cash equivalents	126	176
Accounts receivable, net	4,563	4,749
Inventories	899	1,582
Other current assets	173	125
Investments and other assets	33	78
Total assets	5,794	6,710

LIABILITIES AND MEMBERS' EQUITY

Accrued expenses and other current liabilities	1,650	2,160
Unearned revenue	3,137	3,036
Total liabilities	4,787	5,196
Members' equity	1,007	1,514
Total liabilities and members' equity	5,794	6,710

Summarized results of TNI are as follows:

(Thousands of Dollars)	2015	2014	2013
	52 Weeks	52 Weeks	53 Weeks
Operating revenue:
Advertising and marketing services	33,782	36,957	40,166
Subscription	19,227	17,525	18,248
Other	2,917	3,410	3,576
Total operating revenue	55,926	57,892	61,990
Operating expenses:
Compensation	17,509	18,505	19,799
Newsprint and ink	6,775	8,123	9,626
Other operating expenses	21,129	20,672	20,971
Workforce adjustments	—	(71)	—
Net income	10,513	10,663	11,594

Company's 50% share	5,256	5,331	5,797
Less amortization of intangible assets	418	418	621
Equity in earnings of TNI	4,838	4,913	5,176

Summarized cash flows of TNI are as follows:

(Thousands of Dollars)	2015	2014	2013
	52 Weeks	52 Weeks	53 Weeks

Net income	10,513	10,663	11,594
Cash provided by (required for) operating activities	(458)	(442)	1,351
Cash required for financing activities (partner distributions)	(10,105)	(10,276)	(12,851)
Net increase (decrease) in cash and cash equivalents	(50)	(55)	94
Cash and cash equivalents:
Beginning of year	176	231	137
End of year	126	176	231

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts totaled $(254,000), $(60,000),and $(488,000), in 2015, 2014 and 2013, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $5,492,000, $5,908,000, and $6,041,000 in 2015, 2014 and 2013, respectively.

At September 27, 2015, the carrying value of the Company's 50% investment in TNI is $17,508,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $4,972,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 4.

Annual amortization of intangible assets is estimated to be $418,000 in 2016, 2017, 2018, 2019 and $314,000 in 2020.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

ASSETS

Cash and cash equivalents	9,406	12,245
Accounts receivable, net	5,632	5,794
Other current assets	3,217	2,656
Current assets	18,255	20,695
Investments and other assets	2,871	2,871
Property and equipment, net	5,665	6,758
Goodwill and other intangible assets	25,673	26,118
Total assets	52,464	56,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other current liabilities	3,120	3,502
Unearned revenue	4,980	5,226
Deferred income taxes	9,235	8,425
Total liabilities	17,335	17,153
Stockholders' equity	35,129	39,289
Total liabilities and stockholders' equity	52,464	56,442

Summarized results of MNI are as follows:

(Thousands of Dollars)	2015	2014	2013
Operating revenue:
Advertising and marketing services	41,443	44,357	46,373
Subscription	24,372	21,578	17,421
Other	1,449	1,543	1,674
Total operating revenue	67,264	67,478	65,468
Operating expenses:
Compensation	21,106	21,750	23,282
Newsprint and ink	4,409	5,166	5,871
Other operating expenses	29,280	28,477	24,046
Workforce adjustments	459	244	308
Depreciation and amortization	1,630	1,626	1,530
Total operating expenses	56,884	57,263	55,037
Operating income	10,380	10,215	10,431
Non-operating income, net	424	408	415
Income before income taxes	10,804	10,623	10,846
Income tax expense	3,972	3,855	3,895
Net income	6,832	6,768	6,951

Equity in earnings of MNI	3,416	3,384	3,509

Summarized cash flows of MNI are as follows:

(Thousands of Dollars)	2015	2014	2013

Net income	6,832	6,768	6,951
Cash provided by operating activities	8,593	9,448	8,643
Cash required for investing activities	(432)	(255)	(155)
Cash required for financing activities (dividends paid)	(11,000)	(9,500)	(11,500)
Net decrease in cash and cash equivalents	(2,839)	(307)	(3,012)
Cash and cash equivalents:
Beginning of year	12,245	12,552	15,564
End of year	9,406	12,245	12,552

Fees for editorial services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $7,242,000, $7,050,000 and $7,346,000, in 2015, 2014 and 2013, respectively.

At September 27, 2015, the carrying value of the Company's 50% investment in MNI is $17,561,000.

4    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2015	2014

Goodwill, gross amount	1,532,458	1,532,458
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, end of year	243,729	243,729

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 27 2015	September 28 2014

Non-amortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,182	686,732
Less accumulated amortization	526,322	499,178
	160,860	187,554
Non-compete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,523
	—	1
	185,962	212,657

In 2014 we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2015 and 2013, we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was in excess of its carrying value. As a result no goodwill impairment was recorded.

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

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2015	2014	2013

Continuing operations:
Non-amortized intangible assets	—	1,936	1,567
Amortizable intangible assets	—	—	169,041
Property and equipment	—	1,044	486
	—	2,980	171,094

Annual amortization of intangible assets for the years ending September 2016 to September 2020 is estimated to be $26,059,000, $25,030,000, $16,653,000, $15,972,000, and $15,249,000, respectively.

5     DEBT

On March 31, 2014, we completed a comprehensive refinancing of our debt (the “2014 Refinancing”), which includes the following:

•	$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”).

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”).

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”).

The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan enabled us to repay in full, including accrued interest, and terminate, on March 31, 2014: (i) the remaining principal balance of $593,000,000 under our previous 1st lien agreement and (ii) the remaining principal balance of $175,000,000 under our previous 2nd lien agreement. We also used the proceeds of the refinancing to pay fees and expenses totaling $30,931,000 related to the 2014 Refinancing.

In May 2013, we refinanced the $94,000,000 remaining balance of notes secured by Pulitzer and its subsidiaries (the “New Pulitzer Notes”). On June 25, 2015 (the "Pulitzer Debt Satisfaction Date"), we repaid the remaining balance of the New Pulitzer Notes triggering certain changes to the collateral of our remaining debt as discussed more fully below.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time on or after March 15, 2018 as follows:

Period Beginning	Percentage of Principal Amount

March 15, 2018	104.75
March 15, 2019	102.38
March 15, 2020	100.00

We may redeem up to 35% of the Notes prior to March 15, 2017 at 109.5% of the principal amount using the proceeds of certain future equity offerings.

If we sell certain of our assets or experience specific types of changes of control, we must, subject to certain exceptions, offer to purchase the Notes at 101% of the principal amount. Any redemption of the Notes must also satisfy any accrued and unpaid interest thereon.

Covenants and Other Matters

The Indenture and 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At September 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $180,872,000 at September 27, 2015, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at September 27, 2015, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

2015 payments made under the 1st Lien Term Loan are summarized by quarter and fiscal year as follows:

(Thousands of Dollars)	December 28 2014	March 29 2015	June 28 2015	September 27 2015	2015

Mandatory	6,250	6,250	6,250	6,250	25,000
Voluntary	5,000	4,000	4,000	—	13,000
Asset sales	—	—	—	—	—
Excess cash flow	—	—	—	7,878	7,878
	11,250	10,250	10,250	14,128	45,878

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. It also restricts us from repurchasing Common Stock in excess of $5 million per year. These restrictions no longer apply if Lee Legacy leverage is below 3.25x before and after such payments. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $145,000,000 at September 27, 2015, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders to prepay amounts under the 2nd Lien Term Loan at par (which offer the 2nd Lien Lenders may accept or reject; if rejected, we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility or repurchase Notes in the open market), and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par. In November 2015, $3,326,000 of the September 2015 excess cash flow payment was not rejected and according to the 2nd Lien Term Loan was prepaid at par.

Pulitzer Excess Cash Flow includes a deduction for interest costs incurred under the 2nd Lien Term Loan after the Pulitzer Debt Satisfaction Date. In addition, other changes to settlement of certain intercompany costs between the Company and Pulitzer will be affected, with the net result being a reduction in the excess cash flows of Pulitzer from historically reported levels.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by Pulitzer or the Pulitzer Subsidiaries that are not reinvested. For the 13 weeks ended September 27, 2015, we repaid $5,000,000 of the 2nd Lien Term Loan, at par, due to the sale of real estate at one of our Pulitzer properties.

Subsequent to September 27, 2015 an additional $2,300,000 was repaid at par with net proceeds from the sale of Pulitzer assets.

Voluntary payments under the 2nd Lien Term Loan are subject to call premiums as follows:

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We remeasure the fair value of the liability each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Notes 1, 9 and 12.

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

Pulitzer Notes

In May 2013, we refinanced the $94,000,000 then outstanding balance of the Pulitzer Notes (the “New Pulitzer Notes”) with BH Finance LLC ("Berkshire") a subsidiary of Berkshire Hathaway Inc. The New Pulitzer Notes bore interest at 9%, payable quarterly.

On the Pulitzer Debt Satisfaction Date of June 25, 2015, we repaid the remaining balance of the New Pulitzer Notes in full.

Security

The Notes and the 1st Lien Credit Facility are fully and unconditionally guaranteed on a first-priority basis by each of the Company's material domestic subsidiaries, excluding MNI, Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries") and TNI (the "Lee Legacy Assignors").

The Notes, the 1st Lien Credit Facility and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations, by perfected security interests in all property and assets, including certain real estate, of the Lee Legacy Assignors, other than the capital stock of MNI and any property and assets of MNI (the “Lee Legacy Collateral”), on a first-priority basis, equally and ratably with all of the Lee Legacy Assignors' existing and future obligations. The Lee Legacy Collateral includes, among other things, equipment, inventory, accounts receivables, depository accounts, intellectual property and certain of their other tangible and intangible assets.

Also, the Notes and the 1st Lien Credit Facility are secured, subject to certain exceptions, priorities and limitations in the various agreements, by first-priority security interests in the capital stock of, and other equity interests owned by, the Lee Legacy Assignors (excluding the capital stock of MNI). The Notes and 1st Lien Credit Facility are subject to a Pari Passu Intercreditor Agreement dated March 31, 2014.

Following the Pulitzer Debt Satisfaction Date, the Notes, the 1st Lien Credit Facility and the subsidiary guarantees are also secured, subject to permitted liens, by a second-priority security interest in the property and assets of the Pulitzer Subsidiaries other than assets of or used in the operations or business of TNI (collectively, the “Pulitzer Collateral”) that become subsidiary guarantors (the "Pulitzer Assignors"). On the Pulitzer Debt Satisfaction Date, the Pulitzer Assignors became a party to the 1st Lien Guarantee and Collateral Agreement on a second lien basis.

Also, the Notes and the 1st Lien Credit Facility are secured, subject to certain exceptions, priorities, and limitations in the various agreements, by second-priority security interests in the capital stock of, and other equity interests in, the Pulitzer Assignors and Star Publishing’s interest in TNI.

Following the Pulitzer Debt Satisfaction Date, the 2nd Lien Term Loan is fully and unconditionally guaranteed on a joint and several first-priority basis by the Pulitzer Assignors, pursuant to a Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 (the “2nd Lien Guarantee and Collateral Agreement”) among the Pulitzer Assignors and the 2nd Lien collateral agent.

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

The rights of each of the collateral agents with respect to the Lee Legacy Collateral and the Pulitzer Collateral are subject to customary intercreditor and intercompany agreements.

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

Amortization of debt financing costs totaled $4,693,000 and $2,145,000 in 2015 and 2014, respectively. Amortization of such costs is estimated to total $4,198,000 in 2016, $4,380,000 in 2017, $4,500,000 in 2018, $4,262,000 in 2019 and $4,200,000 in 2020. At September 27, 2015 we have $31,793,000 of unamortized debt financing costs included in other assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 27 2015	September 28 2014	September 27 2015

Revolving Facility	—	5,000	5.65
1st Lien Term Loan	180,872	226,750	7.25
Notes	400,000	400,000	9.50
2nd Lien Term Loan	145,000	150,000	12.00
New Pulitzer Notes	—	23,000	9.00
	725,872	804,750
Less current maturities of long-term debt	25,000	31,400
Total long-term debt	700,872	773,350

At September 27, 2015, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.4%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements total $25,000,000 in 2016, $25,000,000 in 2017, $25,000,000 in 2018, $105,872,000 in 2019, $0 in 2020 and $545,000,000 thereafter.

Liquidity

At September 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 27, 2015 totals $44,069,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

The 2014 Refinancing significantly improved our debt maturity profile. Final maturities of our debt have been extended to dates from December 2018 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 27, 2015.

6     PENSION PLANS

We have several non-contributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012, substantially all benefits are frozen and only a small amount of additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2015	2014	2013

Service cost for benefits earned during the year	232	156	216
Interest cost on projected benefit obligation	8,122	7,996	7,529
Expected return on plan assets	(9,863)	(9,932)	(9,838)
Amortization of net loss	1,682	423	2,287
Amortization of prior service benefit	(136)	(136)	(136)
Net periodic pension cost (benefit)	37	(1,493)	58

Net periodic pension benefit of $56,000 is allocated to TNI in 2015, 2014 and 2013.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2015	2014

Benefit obligation, beginning of year	199,197	175,771
Service cost	232	156
Interest cost	8,122	7,996
Actuarial loss (gain)	(2,543)	26,526
Benefits paid	(11,257)	(11,252)
Benefit obligation, end of year	193,751	199,197
Fair value of plan assets, beginning of year:	151,013	147,265
Actual return on plan assets	1,817	15,074
Benefits paid	(11,257)	(11,252)
Administrative expenses paid	(1,862)	(1,509)
Employer contributions	3,577	1,435
Fair value of plan assets, end of year	143,288	151,013
Funded status - benefit obligation in excess of plan assets	50,463	48,184

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

Pension obligations	50,463	48,184
Accumulated other comprehensive loss (before income taxes)	(47,515)	(41,695)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

Unrecognized net actuarial loss	(48,031)	(42,348)
Unrecognized prior service benefit	516	653
	(47,515)	(41,695)

We expect to recognize $2,396,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2016.

The accumulated benefit obligation for the plans total $193,751,000 at September 27, 2015 and $199,197,000 at September 28, 2014. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $193,751,000, $193,751,000 and $143,288,000, respectively, at September 27, 2015.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 27 2015	September 28 2014

Discount rate	4.2	4.2
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2015	2014	2013

Discount rate	4.2	4.7	3.85
Expected long-term return on plan assets	6.8	7.0	7.5

For 2016, the expected long-term return on plan assets is 6.25%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 27 2015	September 27 2015	September 28 2014

Equity securities	50	46	48
Debt securities	35	37	20
TIPS	5	4	4
Hedge fund investments	10	11	10
Cash and cash equivalents	—	2	18

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. At September 28, 2014, certain plan assets were in process of reallocation. In October 2014, plan assets were within the policy allocation.

Fair Value Measurements

The fair value hierarchy of pension assets at September 27, 2015 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	2,407	—	—
Domestic equity securities	8,153	44,470	—
International equity securities	6,286	7,389	—
TIPS	6,450	—	—
Debt securities	31,196	21,370	—
Hedge fund investments	—	8,463	8,881

In 2015, in connection with the allocation to hedge funds and debt securities, certain of our plan assets were classified as Level 3. Following is a rollfoward of Level 3 plan assets in 2015:

(Thousands of Dollars)	Level 3

Balance, beginning of year	8,351
Purchases, issuances, sales, settlements	—
Unrealized gains	530
Balance, end of year	8,881

There were no purchases, sales or transfers of assets classified as Level 3 in 2015.

Cash Flows

Based on our forecast at September 27, 2015, we expect to make contributions totaling $5,782,000 to our pension trust in 2016.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2015	11,880
2016	11,717
2017	11,750
2018	11,776
2019	11,760
2020-2024	58,883

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,337,000 and $2,264,000 at September 27, 2015 and September 28, 2014, respectively, of which $279,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 27, 2015.

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2015	2014	2013

Service cost for benefits earned during the year	76	596	728
Interest cost on projected benefit obligation	922	911	1,125
Expected return on plan assets	(1,445)	(1,483)	(1,474)
Amortization of net actuarial gain	(1,386)	(1,819)	(1,324)
Amortization of prior service benefit	(1,459)	(1,459)	(1,459)
Net periodic postretirement benefit	(3,292)	(3,254)	(2,404)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2015	2014

Benefit obligation, beginning of year	25,506	23,432
Service cost	76	596
Interest cost	922	911
Actuarial loss (gain)	(1,149)	2,298
Benefits paid, net of premiums received	(1,541)	(1,905)
Medicare Part D subsidies	(2)	174
Benefit obligation, end of year	23,812	25,506
Fair value of plan assets, beginning of year	32,881	33,920
Actual return on plan assets	(547)	1,167
Employer contributions	745	597
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,544)	(1,731)
Benefits paid for active employees	(1,412)	(1,072)
Fair value of plan assets at measurement date	30,123	32,881
Funded status - benefit obligation less than plan assets	(6,311)	(7,375)

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets included in the table above was $7,109,000 at September 27, 2015. These plans are unfunded.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

Non-current assets	13,420	14,136
Postretirement benefit obligations	7,109	6,761
Accumulated other comprehensive income (before income tax benefit)	22,551	27,250

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

Unrecognized net actuarial gain	13,155	16,394
Unrecognized prior service benefit	9,396	10,856
	22,551	27,250

We expect to recognize $1,146,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2016.

Assumptions

Weighted-average assumptions used to determine post retirement benefit obligations are as follows:

(Percent)	September 27 2015	September 28 2014

Discount rate	3.7	3.7
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2015	2014	2013

Discount rate	3.7	4.0	3.85
Expected long-term return on plan assets	4.5	4.5	4.5

Assumed health care cost trend rates are as follows:

(Percent)	September 27 2015	September 28 2014

Health care cost trend rates	9.0	7.5
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	5.0
Year in which the rate reaches the Ultimate Trend Rate	2025	2018

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2015:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	29	(26)
Effect on postretirement benefit obligation	831	(748)

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 27 2015	September 27 2015	September 28 2014

Equity securities	20	19	22
Debt securities	70	68	74
Hedge fund investment	10	10
Cash and cash equivalents	—	3	4

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 27, 2015 is as follows:

(Thousands of Dollars)	Level 1	Level 2	Level 3

Cash and cash equivalents	790	—	—
Domestic equity securities	2,896	1,372	—
International equity securities	645	857	—
Debt securities	13,910	6,581	—
Hedge fund investment	—	3,072	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2015, 2014 or 2013.

Cash Flows

Based on our forecast at September 27, 2015, we do not expect to contribute to our postretirement plans in 2016.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2015	3,320	(260)	3,060
2016	2,130	(260)	1,870
2017	2,040	(260)	1,780
2018	2,070	(260)	1,810
2019	2,040	(260)	1,780
2020-2024	9,180	(1,140)	8,040

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,951,000 at September 27, 2015 and $3,597,000 at September 28, 2014.

8    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including costs related to stock based compensation and interest on deferred compensation costs, charged to continuing operations are $4,125,000 in 2015, $3,963,000 in 2014 and $3,739,000 in 2013.

Multiemployer Pension Plans

We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBAs"). The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:

•	We do not manage the plan investments or any other aspect of plan administration;

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•
If we choose to stop participating in one or more multiemployer plans, we may be required to fund over time an amount based on the unfunded status of the plan at the time of withdrawal, referred to as "withdrawal liability".

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2015	2014	Status	2015	2014	2013	Surcharge Imposed	Expiration Dates of CBAs

GCIU- Employer Retirement Fund 91-6024903/001	Red	Red	Implemented	145	265	246	No	1/13/2017
								8/31/2017
CWA/ITU Negotiated Pension Plan 13-6212879/001	Red	Red	Implemented	122	133	143	No	5/12/2016
								12/31/2015
								4/1/2016
								8/31/2017
District No. 9, International Association of Machinists and Aerospace Workers Pension Trust 43-0736847/001	Green	Green	N/A	34	37	40	N/A	2/29/2016

Multiemployer plans in red zone status are generally less well funded than plans in green zone status.

One of our enterprise's bargaining units withdrew from representation, and as a result we are subject to a future claim from the multiemployer pension plan for a withdrawal liability. The amount and timing of such liability will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the pension plan. Any withdrawal liability determined to be due under this plan will be funded over a period of 20 years.

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

In connection with the currently outstanding 2nd Lien Term Loan, we entered into the Warrant Agreement. Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of Warrants to purchase, in cash, 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions. The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as other liabilities in our Consolidated Balance Sheets. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 27, 2015, the fair value of the Warrants is $4,240,000.

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

10    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,971,000, $1,481,000 and $1,261,000, in 2015, 2014 and 2013, respectively.

At September 27, 2015, we have reserved 5,492,191 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 27, 2015, 3,621,136 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2015	2014	2013

Under option, beginning of year	2,333	2,769	3,102
Granted	—	15	51
Exercised	(289)	(342)	(62)
Canceled	(173)	(109)	(322)
Under option, end of year	1,871	2,333	2,769
Exercisable, end of year	1,840	1,786	1,791

Weighted average prices of stock options are as follows:

(Dollars)	2015	2014	2013

Granted	—	2.99	1.20
Exercised	1.27	2.01	1.65
Cancelled	5.02	10.98	5.18
Under option, end of year	2.71	2.70	2.94

The following assumptions were used to estimate the fair value of 2014 and 2013 option awards:

	2014	2013

Volatility (Percent)	91	121
Risk-free interest rate (Percent)	1.24	0.68
Expected term (Years)	4.5	4.7
Estimated fair value (Dollars)	2.02	0.98

A summary of stock options outstanding at September 27, 2015 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 5	1,813	5.7	1.79	1,782	1.79
25 - 50	58	0.9	31.64	58	31.64
	1,871	5.5	2.71	1,840	2.72

Total unrecognized compensation expense for unvested stock options at September 27, 2015 is $15,000, which will be recognized over a weighted average period of 0.6 years.

The aggregate intrinsic value of stock options outstanding at September 27, 2015 is $834,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2015	2014	2013

Outstanding, beginning of year	1,291	500	500
Granted	786	817	—
Vested	(500)	—	—
Forfeited	(31)	(26)	—
Outstanding, end of year	1,546	1,291	500

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2015	2014	2013

Outstanding, beginning of year	2.72	1.31	1.31
Granted	3.62	3.61	—
Vested	1.31	—	—
Forfeited	3.62	3.61	—
Outstanding, end of year	3.62	2.72	1.31

Total unrecognized compensation expense for unvested restricted Common Stock at September 27, 2015 is $3,173,000, which will be recognized over a weighted average period of 1.7 years.

In December 2015, we issued 890,000 shares of restricted Common Stock to employees. The grant date fair value was $1.53 per share. All restrictions lapse in December 2018 with respect to these shares.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2015, 2014 or 2013.

11    INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2015	2014	2013

Current:
Federal	720	451	(7,915)
State	(92)	(571)	(693)
Deferred	12,966	6,410	(54,806)
	13,594	6,290	(63,414)

Continuing operations	13,594	6,290	(62,745)
Discontinued operations	—	—	(669)
	13,594	6,290	(63,414)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2015	2014	2013

Computed “expected” income tax expense (benefit)	35.0	35.0	(35.0)
State income tax expense (benefit), net of federal tax impact	(7.1)	11.0	(2.6)
Net income of associated companies taxed at dividend rates	(5.2)	(9.3)	(0.8)
Domestic production deduction	—	—	0.4
Resolution of tax matters	0.5	3.6	0.1
Non-deductible expenses	2.8	7.9	0.4
Valuation allowance	15.9	(4.5)	(2.1)
Warrant valuation	(6.1)	(15.1)	—
CODI tax attribute reduction	—	18.3	(4.8)
Other	0.1	(1.8)	(0.7)
	35.9	45.1	(45.1)

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 27 2015	September 28 2014

Deferred income tax liabilities:
Property and equipment	(35,593)	(40,549)
Identified intangible assets	(51,380)	(54,819)
Long-term debt	(15,176)	(13,440)
	(102,149)	(108,808)
Deferred income tax assets:
Investments	17,521	20,765
Accrued compensation	4,551	5,182
Allowance for doubtful accounts and losses on loans	1,184	1,258
Pension and postretirement benefits	5,719	5,210
Net operating loss carryforwards	81,228	87,867
Accrued expenses	572	809
Other	1,720	618
	112,495	121,709
Valuation allowance	(32,483)	(26,439)
Net deferred income tax liabilities	(22,137)	(13,538)

Net deferred income tax liabilities are classified as follows:

(Thousands of Dollars)	September 27 2015	September 28 2014

Current assets	15,659	1,228
Non-current liabilities	(37,796)	(14,766)
Net deferred income tax liabilities	(22,137)	(13,538)

A reconciliation of 2015 and 2014 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2015	2014

Balance, beginning of year	13,520	12,671
Decreases in tax positions for prior years	(1,861)	(1,592)
Increases in tax positions for the current year	1,098	3,580
Lapse in statute of limitations	(958)	(1,139)
Balance, end of year	11,799	13,520

Approximately $7,475,000 and $9,045,000 of the gross unrecognized tax benefit balances for 2015 and 2014, respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $7,786,000 at September 27, 2015. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $330,000 at September 27, 2015 and $385,000 at September 28, 2014. There were no amounts provided for penalties at September 27, 2015 or September 28, 2014.

At September 27, 2015, we had approximately $1,072,922,000 of net operating loss ("NOL") carryforwards for state tax purposes that expire between 2016 and 2034. Such NOL carryforwards result in a deferred income tax asset of $34,263,000 at September 27, 2015, substantially all of which is offset by a valuation allowance. In the current period, $6,043,000 of additional valuation allowance was recorded related to the recoverability of certain deferred tax assets. $2,615,000 of this amount pertains to prior periods. Amounts related to prior periods were determined to be immaterial.

The valuation allowance not related to NOL carryforwards is $4,294,000 at September 27, 2015 and $1,337,000 at September 28, 2014.

A 2012 Federal NOL was carried back to 2010, resulting in a cash refund of $9,500,000, which was received in 2013. A Federal NOL based on 2013 results was carried back to 2011, resulting in a refund of $6,244,000. The refund was received in 2014.

In connection with the Chapter 11 Proceedings in 2012, we realized substantial cancellation of debt income (“CODI”) for income tax purposes. This income was not immediately taxable for Federal income tax purposes because the CODI resulted from our reorganization under the U.S. Bankruptcy Code. For U.S. income tax reporting purposes, we were required to reduce certain tax attributes, including any net operating loss carryforwards, capital losses, certain tax credit carryforwards, and the tax basis in certain assets and liabilities, including debt, in a total amount equal to the tax gain on the extinguishment of debt. The reduction in the basis of certain assets also resulted in reduced depreciation and amortization expense for income tax purposes beginning in 2013.

As a result of the reduction in the tax basis of debt noted above, we have been recognizing additional interest expense for income tax purposes, beginning in 2012. This additional interest expense was scheduled to be recognized through the maturity date of the debt ending in 2017. The 2014 Refinancing resulted in additional interest expense related to the CODI basis adjustment being deductible for income tax purposes in 2014. We reported a Federal NOL of approximately $165,489,000 for our 2014 year, a substantial portion of which is due to this additional interest expense. We expect to report taxable income in 2015 which will reduce the Federal NOL to $134,186,000, resulting in a deferred income tax asset balance of $46,965,100, which is not offset by a valuation allowance because sufficient tax planning strategies are available to us before expiration of the NOL in 2034.

12    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,359,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of September 27, 2015, the approximate fair value of our private equity investment is $7,200,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $175,446,000, based on an average of private market price quotations. Our fixed rate debt consists of $400,000,000 principal amount of the Notes and, $145,000,000 principal amount under the 2nd Lien Term Loan. At September 27, 2015, based on an average of private market price quotations, the fair values were $392,000,000 and $150,981,000 for the Notes and 2nd Lien Term Loan, respectively.

As discussed more fully in Notes 5 and 9, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 27, 2015 and September 28, 2014 is $4,240,000 and $10,808,000, respectively. Income of $6,568,000 and $6,122,000 was recognized in other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for 2015 and 2014, respectively.

The following assumptions were used to estimate the fair value of the Warrants in 2015 and 2014:

	2015	2014

Volatility (Percent)	61	55
Risk-free interest rate (Percent)	1.75	2.34
Expected term (Years)	6.5	7.5
Estimated fair value (Dollars)	0.71	1.80

In 2014 and 2013, we reduced the carrying value of equipment no longer in use by $1,044,000 and $486,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the equipment had no value.

13       EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2015	2014	2013

Income (loss) attributable to Lee Enterprises, Incorporated:
Continuing operations	23,316	6,795	(77,071)
Discontinued operations	—	—	(1,246)
	23,316	6,795	(78,317)

Weighted average Common Stock	54,430	53,438	52,333
Less non-vested restricted Common Stock	(1,790)	(1,165)	(500)
Basic average Common Stock	52,640	52,273	51,833
Dilutive stock options and restricted Common Stock	1,291	1,463	—
Diluted average Common Stock	53,931	53,736	51,833

Earnings (loss) per common share:
Basic:
Continuing operations	0.44	0.13	(1.49)
Discontinued operations	—	—	(0.02)
	0.44	0.13	(1.51)

Diluted:
Continuing operations	0.43	0.13	(1.49)
Discontinued operations	—	—	(0.02)
	0.43	0.13	(1.51)

For 2015, 2014 and 2013, we had 6,620,000, 3,121,000 and 1,700,000 weighted average shares, respectively, not considered in the computation of diluted earnings (loss) per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

14    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2015	2014	2013

Balance, beginning of year	4,526	4,501	4,872
Additions charged to expense	1,307	1,754	1,481
Deductions from reserves	(1,639)	(1,729)	(1,852)
Balance, end of year	4,194	4,526	4,501

15    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 27 2015	September 28 2014

Compensation	12,454	11,187
Retirement plans	3,459	3,952
Other	11,142	9,209
	27,055	24,348
Cash payments are as follows:

(Thousands of Dollars)	2015	2014	2013

Interest	72,937	81,363	84,479
Debt financing and reorganization costs	733	31,587	1,071
Income tax (payments) refunds, net	(485)	6,022	9,126

Accumulated other comprehensive income (loss), net of deferred income taxes at September 27, 2015 and September 28, 2014, is related to pension and postretirement benefits.

16    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2020 and thereafter are $2,804,000, $2,485,000, $2,305,000, $1,179,000, $675,000 and $4,345,000, respectively. Total operating lease expense is $3,415,000, $3,735,000 and $3,605,000, in 2015, 2014 and 2013, respectively.

Capital Expenditures

At September 27, 2015, we had construction and equipment purchase commitments totaling approximately $1,156,000.

Redemption of PD LLC Non-controlling Interest

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

17    IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board issued a practical expedient that allows companies to measure defined benefit plan assets on a month-end date that is nearest to their fiscal year-end when the two do not coincide. In 2015, we elected to use the alternate measurement date, which did not have a material impact on our Consolidated Financial Statements taken as a whole.

18    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2015

Operating revenue	177,210	156,557	158,677	156,099

Net income	10,007	2,042	2,135	10,134

Income attributable to Lee Enterprises, Incorporated	9,753	1,800	1,882	9,881

Earnings per common share:
Basic	0.19	0.03	0.04	0.18
Diluted	0.18	0.03	0.03	0.18

2014

Operating revenue	178,379	155,118	164,207	163,173

Net income	12,102	1,705	(9,511)	3,375

Income attributable to Lee Enterprises, Incorporated	11,893	1,486	(9,746)	3,162

Earnings (loss) per common share:
Basic	0.23	0.03	(0.19)	0.06
Diluted	0.22	0.03	(0.19)	0.06

In the fourth fiscal quarter of 2015, we reclassified certain costs as operating expenses that were previously recorded as reductions to revenue. The reclassification was necessary to correct an error in the accounting treatment of these costs and is deemed immaterial to the previously issued consolidated financial statements.

Results of operations for the September quarter of 2014 include non-cash impairment charges of $2,644,000.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 27, 2015, September 28, 2014, and September 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheets of Madison Newspapers, Inc., and Subsidiary (MNI), a 50% owned investee company, as of September 27, 2015 and September 28, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the 52-week periods ended September 27, 2015, September 28, 2014, and September 29, 2013. The Company’s investment in MNI at September 27, 2015 and September 28, 2014, was $17,561,000 and $19,644,000, respectively, and its equity in earnings of MNI was $3,416,000 for the 52-week period ended September 27, 2015, $3,384,000 for the 52-week period ended September 28, 2014, and $3,509,000 for the 52-week period ended September 29, 2013. The consolidated financial statements of MNI for the years ended September 27, 2015, September 28, 2014, and September 29, 2013 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI for the 52-week periods ended September 27, 2015, September 28, 2014, and September 29, 2013, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for each of the 52-week periods ended September 27, 2015, September 28, 2014, and September 29, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries’ internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 11, 2015

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

4.1 *
The description of the Lee Enterprises, Incorporated’s (the “Company”) preferred stock purchase rights contained in its report on Form 8-K, filed on May 7, 1998, and related Rights Agreement, dated as of May 7, 1998 (“Rights Agreement”), between the Company and The First Chicago Trust Company of New York (“First Chicago”), as amended by Amendment No. 1 to the Rights Agreement dated January 1, 2008 between the Company and Wells Fargo Bank, N.A. (as successor rights agent to First Chicago) contained in the Company's report on Form 8-K filed on January 11, 2008 as Exhibit 4.2, and the related form of Certificate of Designation of the Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, included as Exhibit 1.1 to the Company's registration statement on Form 8-A filed on May 26, 1998 (File No. 1-6227), as supplemented by Form 8-A/A, Amendment No. 1, filed on January 11, 2008.

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

4.4 *
Registration Rights Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, Mudrick Capital Management, LP, Hawkeye Capital Management, LLC, Cohanzick Management, LLC, Aristeia Capital, L.L.C., CVC Credit Partners, LLC, Franklin Mutual Advisors, LLC and Wingspan Master Fund, LP (Exhibit 4.3 to Form 8-K filed on April 4, 2014)

10.1 *
Purchase Agreement dated March 21, 2014 among Lee Enterprises, Incorporated, certain subsidiaries party thereto from time to time, U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Collateral Agent, involving a $400,000,000 aggregate principal amount of 9.5% Senior Secured Notes, pursuant to an Indenture dated as of March 31, 2014 (Exhibit 10.1 to Form 8-K filed on March 27, 2014)

10.2 *
Joinder Agreement dated as of June 25, 2015, made by each Subsidiary Guarantor a party thereto in favor of U.S. Bank National Association, as Trustee and Deutsche Bank Trust Company Americas, as collateral agent (Exhibit 10.1 to Form 8-K filed on July 1, 2015)

10.3 *
First Lien Credit Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (Exhibit 10.1 to Form 8-K filed on April 4, 2014)

10.4 *
Second Lien Loan Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Lenders from time to time parties thereto, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, and JPMorgan Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (Exhibit 10.2 to Form 8-K filed on April 4, 2014)

10.5 *
Security Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as Collateral Agent (Exhibit 10.3 to Form 8-K filed on April 4, 2014)

10.6 *
Pari Passu Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the other Grantors from time to time parties thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas (Exhibit 10.4 to Form 8-K filed on April 4, 2014)

Number	Description

10.7 *
Joinder Agreement dated as of June 25, 2015, made by each Subsidiary Guarantor a party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the Secured Creditors referred to in the First Lien Guarantee and Collateral Agreement dated as of March 31, 2014 referred to therein (Exhibit 10.2 to Form 8-K filed on July 1, 2015)

10.8 *
Pulitzer Pari Passu Intercreditor Agreement dated as of June 25, 2015 among Lee Enterprises, Incorporated, the other Grantors party thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association and Deutsche Bank Trust Company Americas (Exhibit 10.3 to Form 8-K filed on July 1, 2015)

10.9 *
Junior Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the other Grantors from time to time parties thereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Deutsche Bank Trust Company Americas and Wilmington Trust, National Association (Exhibit 10.5 to Form 8-K filed on April 4, 2014)

10.10 *
Pulitzer Junior Intercreditor Agreement dated as of June 25, 2015 among Lee Enterprises, Incorporated, the other Grantors party hereto, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Deutsche Bank Trust Company Americas and Wilmington Trust, National Association (Exhibit 10.4 to Form 8-K filed on July 1, 2015)

10.11 *
First Lien Guarantee and Collateral Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Exhibit 10.6 to Form 8-K filed on April 4, 2014)

10.12 *
Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A. (Exhibit 10.7 to Form 8-K filed on April 4, 2014)

10.13*
Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Exhibit 10.8 to Form 8-K filed on April 4, 2014)

10.14 *
Second Amendment to Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, The Bank of New York Mellon Trust Company, N.A., Wilmington Trust, National Association, Pulitzer and the Pulitzer Subsidiaries (Exhibit 10.9 to Form 8-K filed on April 4, 2014)

10.15 *
Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association (Exhibit 10.10 to Form 8-K filed on April 4, 2014)

10.16 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.17*
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.18*
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.19*
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.20*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.21*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.22*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.23 *	Lease Agreement between Ryan Companies US, Inc. and Lee Enterprises, Incorporated dated May 2003 (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2003)

Number	Description

10.24 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.25*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.26 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

10.27.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective December 7, 2015) (Exhibit 10.1 to Form 8-K filed on December 11, 2015)

10.27.2 +*
Forms of related Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, as amended effective January 6, 2010) (Exhibit 10.33.2 to Annual Report on Form 10-K for the Fiscal Year Ended September 29, 2013)

10.28 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Appendix A to Schedule 14A Definitive Proxy Statement for 2014)

10.29 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.30 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.31 +*
Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its Chairman, President and Chief Executive Officer; Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its Executive Vice President and Chief Operating Officer; and Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers(Exhibits 10.2, 10.3 and 10.4 to Form 8-K filed on December 11, 2015)

10.32 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.33 +*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Appendix B to Schedule 14A Definitive Proxy Statement for 2014)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

23.3	Report of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002