Form 10-Q
period 2015-12-27
LEE ENTERPRISES, INC
filed 2016-02-05
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 27, 2015

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2016, 55,530,574 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2016", "2015" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 27 2015	September 27 2015

ASSETS

Current assets:
Cash and cash equivalents	11,813	11,134
Accounts receivable, net	66,580	58,899
Income taxes receivable	62	413
Inventories	3,956	3,914
Other	6,131	8,304
Total current assets	88,542	82,664
Investments:
Associated companies	34,640	35,069
Other	9,363	9,083
Total investments	44,003	44,152
Property and equipment:
Land and improvements	22,252	22,257
Buildings and improvements	179,766	179,731
Equipment	286,857	290,127
Construction in process	1,630	997
	490,505	493,112
Less accumulated depreciation	349,660	349,343
Property and equipment, net	140,845	143,769
Goodwill	243,729	243,729
Other intangible assets, net	179,346	185,962
Postretirement assets, net	13,915	13,421
Other	33,024	34,128

Total assets	743,404	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 27 2015	September 27 2015

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	26,135	25,000
Accounts payable	18,013	20,113
Compensation and other accrued liabilities	20,721	27,055
Accrued interest	13,436	4,184
Unearned revenue	28,824	28,929
Total current liabilities	107,129	105,281
Long-term debt, net of current maturities	677,861	700,872
Pension obligations	51,152	52,522
Postretirement and postemployment benefit obligations	10,689	11,060
Deferred income taxes	28,679	22,137
Income taxes payable	5,093	4,856
Other	9,594	9,680
Total liabilities	890,197	906,408
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	555	547
December 27, 2015; 55,499 shares;
September 27, 2015; 54,679 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	247,862	247,302
Accumulated deficit	(379,729)	(390,966)
Accumulated other comprehensive loss	(16,319)	(16,276)
Total stockholders' deficit	(147,631)	(159,393)
Non-controlling interests	838	810
Total deficit	(146,793)	(158,583)
Total liabilities and deficit	743,404	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 27 2015	December 28 2014

Operating revenue:
Advertising and marketing services	105,637	115,830
Subscription	50,430	50,399
Other	12,338	10,981
Total operating revenue	168,405	177,210
Operating expenses:
Compensation	58,665	61,937
Newsprint and ink	6,685	8,846
Other operating expenses	58,869	60,237
Depreciation	4,327	4,616
Amortization of intangible assets	6,616	6,880
Gain on sales of assets, net	(971)	(257)
Workforce adjustments	604	211
Total operating expenses	134,795	142,470
Equity in earnings of associated companies	2,799	2,757
Operating income	36,409	37,497
Non-operating income (expense):
Financial income	76	78
Interest expense	(17,142)	(18,790)
Debt financing and administrative costs	(1,333)	(1,102)
Other, net	645	(1,178)
Total non-operating expense, net	(17,754)	(20,992)
Income before income taxes	18,655	16,505
Income tax expense	7,147	6,498
Net income	11,508	10,007
Net income attributable to non-controlling interests	(271)	(254)
Income attributable to Lee Enterprises, Incorporated	11,237	9,753
Other comprehensive loss, net of income taxes	(43)	(192)
Comprehensive income attributable to Lee Enterprises, Incorporated	11,194	9,561
Earnings per common share:
Basic:	0.21	0.19
Diluted:	0.21	0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014

Cash provided by operating activities:
Net income	11,508	10,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,943	11,496
Gain on sales of assets, net	(971)	(257)
Stock compensation expense	570	443
Distributions greater than earnings of MNI	567	638
Deferred income tax expense	6,572	6,289
Debt financing and administrative costs	1,333	1,102
Gain on extinguishment of debt	(525)	—
Changes in operating assets and liabilities:
Increase in receivables	(7,681)	(9,616)
Decrease (increase) in inventories and other	(291)	1,473
Increase in accounts payable, compensation and other accrued liabilities and unearned revenue	162	485
Decrease in pension, postretirement and postemployment benefit obligations	(2,309)	(1,115)
Change in income taxes receivable or payable	588	206
Other, net	603	1,139
Net cash provided by operating activities	21,069	22,290
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,470)	(3,547)
Decrease in restricted cash	—	441
Proceeds from sales of assets	2,614	315
Distributions less than earnings of TNI	(137)	(451)
Other, net	—	410
Net cash provided by (required for) investing activities	1,007	(2,832)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	3,000
Payments on long-term debt	(26,351)	(23,250)
Debt financing costs paid	(44)	(17)
Common stock transactions, net	(2)	48
Net cash required for financing activities	(21,397)	(20,219)
Net increase (decrease) in cash and cash equivalents	679	(761)
Cash and cash equivalents:
Beginning of period	11,134	16,704
End of period	11,813	15,943

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 27, 2015 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2015 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 27, 2015 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2016”, “2015” and the like refer to the fiscal years ended the last Sunday in September.

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

Subsequent Events

On January 15, 2016, we received payment of $30,645,628 from our insurer for our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our Lee Legacy production facilities. We expect to record a gain on the transaction in the quarter ended March 27, 2016. Of the total proceeds received by the Company, in January 2016, $20,000,000 was used to reduce outstanding debt under our 1st Lien Term Loan (as defined below) and, to the extent permissible and available at a discount, we intend to use some portion of the remaining proceeds to repurchase outstanding Notes (as defined below) in the quarter ending March 27, 2016.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014

Operating revenue	14,782	15,600
Operating expenses, excluding workforce adjustments, depreciation and amortization	11,341	12,102
Workforce adjustments	—	—
Operating income	3,441	3,498
Company's 50% share of operating income	1,721	1,749
Less amortization of intangible assets	105	105
Equity in earnings of TNI	1,616	1,644

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 27, 2015 and December 28, 2014 we received $1,479,000 and $1,194,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Operations and Comprehensive Income. These amounts totaled $(119,000) and $(68,000) in the 13 weeks ended December 27, 2015 and December 28, 2014, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the periods ending December 2016, 2017, 2018, 2019, and $105,000 in 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014

Operating revenue	17,789	18,657
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,612	14,631
Workforce adjustments	—	11
Depreciation and amortization	410	464
Operating income	3,767	3,551
Net income	2,358	2,224
Equity in earnings of MNI	1,183	1,112

MNI makes quarterly distributions of its earnings and in each of the 13 weeks ended December 27, 2015 and December 28, 2014, we received dividends of $1,750,000.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 27 2015

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 27 2015	September 27 2015

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,182	687,182
Less accumulated amortization	532,938	526,322
	154,244	160,860
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	179,346	185,962

Annual amortization of intangible assets for the 52 week periods ending December 2016, December 2017, the 53 week period ending December 2018 and the 52 week periods ending December 2019 and December 2020 is estimated to be $25,745,000, $22,908,000, $16,653,000, $15,624,000 and $15,163,000, respectively.

4	DEBT

On March 31, 2014, we completed a comprehensive refinancing of our debt (the"2014 Refinancing"), which included the following:

•	$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”).

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together the “1st Lien Credit Facility”).

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At December 27, 2015, the principal balance of the Notes totaled $395,000,000.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time on or after March 15, 2018, as follows:

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

In the 13 weeks ended December 27, 2015, we purchased $5,000,000 principal amount of Notes in a privately negotiated transaction. The transaction resulted in a $525,000 gain on extinguishment of debt, which is recorded in Other, net non-operating in income (expense) in our Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At December 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $169,622,000 at December 27, 2015, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as interest expense over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at December 27, 2015, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with other payments made based on 90% of excess cash flow of Lee Legacy ("Lee Legacy Excess Cash Flow"), as defined, or from proceeds of asset sales, as defined, from our subsidiaries other than Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries"). We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and is adjusted for changes in working capital, capital spending, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lender 45 days after the end of the quarter.

2016 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 27 2015	March 27 2016	June 26 2016	September 25 2016

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	—	—	—
Asset sales	—	—	—	—
Excess cash flow	—	1,135	—	—
	11,250	7,385	6,250	6,250

As discussed in Note 1, in January 2016, we used $20,000,000 of an insurance settlement to reduce outstanding debt under our 1st Lien Term Loan. To the extent permissible and available at a discount, we intend to use some portion of the remaining $10,645,628 to repurchase outstanding Notes in the quarter ending March 27, 2016 or make voluntary payments on the 1st Lien Term Loan.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy leverage is below 3.25x before and after such payments. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $139,374,000 at December 27, 2015, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

Quarterly, we are required to prepare a calculation of excess cash flow of the Pulitzer Subsidiaries ("Pulitzer Excess Cash Flow"). Pulitzer Excess Cash Flow is generally determined as the cash earnings of the Pulitzer Subsidiaries adjusted for changes in working capital, capital spending, debt principal payments and income tax payments. Pulitzer Excess Cash Flow also includes a deduction for interest costs incurred under the 2nd Lien Term Loan. Changes to settlement of certain intercompany costs between the Company and Pulitzer have been affected, with the net result being a reduction in the excess cash flows of Pulitzer from historically reported levels.

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders to prepay amounts under the 2nd Lien Term Loan at par (which offer the 2nd Lien Lenders may accept or reject; if rejected we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility or repurchase Notes in the open market), and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par. In November 2015, $3,326,000 of the September 2015 excess cash flow payment was not rejected and according to the 2nd Lien Term Loan was prepaid at par. Pulitzer Excess Cash Flow for the December 2015 quarter totaled $2,864,000 and was offered to the 2nd Lien lenders in February 2016.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by Pulitzer Inc and its subsidiaries that are not reinvested. In 2015, we repaid $5,000,000 of the 2nd Lien Term Loan, at par, due to the sale of real estate at one of our Pulitzer properties. For the 13 weeks ended December 27, 2015, we repaid $2,300,000 on the 2nd Lien Term Loan, at par, with net proceeds from the sale of Pulitzer assets.

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

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants to be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We remeasure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 9.

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

Security

The Notes and the 1st Lien Credit Facility are fully and unconditionally guaranteed on a joint and several first-priority basis by each of the Company's material domestic subsidiaries, excluding MNI, the Pulitzer Subsidiaries and TNI (the "Lee Legacy Assignors"), pursuant to a first lien guarantee and collateral agreement dated as of March 31, 2014 (the "1st Lien Guarantee and Collateral Agreement").

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

The Notes, the 1st Lien Credit Facility and the subsidiary guarantees are also secured, subject to permitted liens, by a second-priority security interest in the property and assets of the Pulitzer Subsidiaries that become subsidiary guarantors (the "Pulitzer Assignors") other than assets of or used in the operations or business of TNI (collectively, the “Pulitzer Collateral”). In June 2015 the Pulitzer Assignors became a party to the 1st Lien Guarantee and Collateral Agreement on a second lien basis.

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

Other

We incurred $30,931,000 of fees and expenses related to the 2014 Refinancing, including a $1,750,000 premium (1% of the principal amount) related to the redemption of the previous 2nd lien agreement and $5,000,000 original issue discount on the 1st Lien Term Loan. We recognized an original issue discount of $16,930,000 on the 2nd Lien Term Loan related to the Warrants. Certain of the unamortized present value adjustments, the new fees and expenses and a portion of the value of the Warrants were charged to expense upon completion of the 2014 Refinancing while the remainder of such costs have been capitalized and are being amortized over the lives of the respective debt agreements.

Amortization of debt financing costs totaled $1,064,000 in the 13 weeks ended December 27, 2015. Amortization of such costs is estimated to total $4,220,000 in 2016, $4,364,000 in 2017, $4,476,000 in 2018, $4,235,000 in 2019 and $4,171,000 in 2020. At December 27, 2015 we have $30,557,000 of unamortized debt financing costs in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 27 2015	September 27 2015	December 27 2015

Revolving Facility	—	—	5.65
1st Lien Term Loan	169,622	180,872	7.25
Notes	395,000	400,000	9.50
2nd Lien Term Loan	139,374	145,000	12.00
	703,996	725,872
Less current maturities of long-term debt	26,135	25,000
Total long-term debt	677,861	700,872

At December 27, 2015, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.5%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements at December 27, 2015 total $19,885,000 for the remainder of 2016, $25,000,000 in 2017, $25,000,000 in 2018, $99,737,000 in 2019, $0 in 2020 and $534,374,000 thereafter.

Liquidity

At December 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 27, 2015 totals $44,748,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 27, 2015.

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

In addition, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, one of our Pulitzer Subsidiaries, St. Louis Post-Dispatch LLC, provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Postretirement medical plan assets may also be used to fund current medical costs of certain active employees.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014

Service cost for benefits earned during the period	49	226
Interest cost on projected benefit obligation	1,515	1,859
Expected return on plan assets	(2,174)	(2,466)
Amortization of net loss	599	420
Amortization of prior service benefit	(34)	(34)
Pension expense (benefit)	(45)	5

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014

Service cost for benefits earned during the period	16	39
Interest cost on projected benefit obligation	156	211
Expected return on plan assets	(331)	(361)
Amortization of net gain	(273)	(347)
Amortization of prior service benefit	(365)	(365)
Postretirement medical benefit	(797)	(823)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Operations and Comprehensive Operations.

In the 13 weeks ended December 27, 2015 we contributed $744,000 to our pension plans. Based on our forecast at December 27, 2015, we expect to contribute $5,037,000 to our pension plans for the remainder of 2016. Based on our forecast at December 27, 2015, we do not expect to contribute to our postretirement medical plans for the remainder of 2016.

6	INCOME TAXES

We recorded income tax expense of $7,147,000 related to income before taxes of $18,655,000 for the 13 weeks ended December 27, 2015. For the 13 weeks ended December 28, 2014, we recorded $6,498,000 in income tax expense related to income taxes before taxes of $16,505,000. The effective income tax rates for the 13 weeks ended December 27, 2015 and December 28, 2014 were 38.3% and 39.4%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in the current year.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 27 2015	December 28 2014

Income attributable to Lee Enterprises, Incorporated:	11,237	9,753
Weighted average common shares	54,856	53,913
Less weighted average restricted Common Stock	(1,716)	(1,442)
Basic average common shares	53,140	52,471
Dilutive stock options and restricted Common Stock	718	1,483
Diluted average common shares	53,858	53,954
Earnings per common share:
Basic	0.21	0.19
Diluted	0.21	0.18

For the 13 weeks December 27, 2015 and December 28, 2014, 7,684,000 and 6,254,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 27, 2015 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2015	1,871	2.71
Exercised	(3)	1.13
Cancelled	(27)	23.17
Outstanding, December 27, 2015	1,841	2.41	5.1	455

Exercisable, December 27, 2015	1,814	2.42	5.1	445

Total unrecognized compensation expense for unvested stock options as of December 27, 2015 is $12,000, which will be recognized over a weighted average period of 0.4 years.

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 27, 2015.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2015	1,546	3.62
Vested	(8)	3.62
Granted	868	1.53
Cancelled	(47)	3.63
Outstanding, December 27, 2015	2,359	2.84
Total unrecognized compensation expense for unvested restricted Common Stock at December 27, 2015 is $3,762,000, which will be recognized over a weighted average period of 2.1 years.

9	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,359,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. As of September 27, 2015, the most recent data available, the approximate fair value of our private equity investment is $7,100,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $167,000,000, based on an average of private market price quotations. Our fixed rate debt consists of $395,000,000 principal amount of the Notes and $139,374,000 principal amount under the 2nd Lien Term Loan. At December 27, 2015, based on private market price quotations the fair values were $358,000,000 and $144,000,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 27, 2015 and December 27, 2015 is$4,240,000 and $4,167,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

10	COMMITMENTS AND CONTINGENT LIABILITIES

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 6.

We file income tax returns with the Internal Revenue Service and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Operations and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

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

11	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board issued an amendment to Accounting Standards Codification Standard 740: Income Taxes related to the classification of net deferred tax assets and liabilities. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. To simplify the presentation of deferred income taxes, the amendment requires that deferred income tax liabilities and assets be classified as noncurrent in our Consolidated Balance Sheets. We elected to early adopt this standard in the 13 weeks ended December 27, 2015 and have applied this standard retrospectively. As a result, we have reclassified $15,659,000 of current assets to a reduction of the long-term deferred tax liability in the September 27, 2015 Consolidated Balance Sheet.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 27, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2015 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

No non-GAAP financial measure should be considered as a substitute for any related GAAP financial measure. However, we believe the use of non-GAAP financial measures provides meaningful supplemental information with which to evaluate our financial performance, or assist in forecasting and analyzing future periods. We also believe such non-

GAAP financial measures are alternative indicators of performance used by investors, lenders, rating agencies and financial analysts to estimate the value of a publishing business and its ability to meet debt service requirements.

The non-GAAP financial measures utilized by us are defined as follows:

Adjusted EBITDA is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges, workforce adjustment costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature.

Cash Costs are defined as compensation, newsprint and ink, other operating expenses and certain unusual matters, such as workforce adjustment costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other unusual matters are excluded. Cash costs are also presented excluding workforce adjustments.

EBITDA is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Operating Cash Flow is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets and impairment charges, minus equity in earnings of TNI and MNI and curtailment gains. Operating Cash Flow margin is defined as operating cash flow divided by operating revenue.

Unlevered Free Cash Flow is defined as operating income (loss), plus depreciation, amortization, loss (gain) on sale of assets, impairment charges, stock compensation, distributions from TNI and MNI and cash income tax refunds, minus equity in earnings of TNI and MNI, curtailment gains, cash income taxes, pension contributions and capital expenditures. Changes in working capital, asset sales, minority interest and discontinued operations are excluded. Free Cash Flow also includes financial income, interest expense and debt financing and administrative costs.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended December 27, 2015".

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board ("FASB") issued a new standard for the presentation of debt issuance costs. The new standard will streamline the balance sheet presentation of debt related valuations. Debt issuance costs are currently recognized as deferred charges and presented as an asset while debt discounts and premiums are treated as adjustments to the related debt. Under the new standard, debt issuance costs will be recognized as reductions to the related debt. The adoption of the new standard is required in 2017. The adoption of this standard will serve to reclassify certain amounts within our Consolidated Balance Sheets.

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

EXECUTIVE OVERVIEW

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

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of November 2015, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers and their associated digital media remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

Our primary source of revenue is advertising and marketing services, followed by subscription revenue. Over the last several years, the advertising industry has experienced a shift from print and other traditional media towards digital advertising as readership has also shifted from print to digital. This trend in traditional print advertising and readership was compounded by the effects of the last recession, and such trend continues to impact our print advertising and marketing services revenue. In addition, our printed newspaper paid subscription and single copy unit sales have declined. We have attempted to offset our declines in print advertising and marketing services revenue and print subscription revenue with our efforts to grow our digital advertising revenue and also increase subscription rates, including full access, and increase the number of paid digital subscribers.

In April 2014, we began to implement a full access subscription model, which provides subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These are offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. Due to the timing of the rollout and staggered subscriber renewal dates, the bulk of the revenue increase from this initiative was realized in 2015.

We continue to transform our business model and carefully manage our costs to maintain high cash flows and margins.

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

As of December 27, 2015, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $395,000,000 is outstanding at December 27, 2015 ; and

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $169,622,000 is outstanding at December 27, 2015; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $139,374,000 is outstanding at December 27, 2015.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 27, 2015 totals $44,748,000. This liquidity amount excludes any future cash flows. Our unlevered free cash flow has been strong for the last seven years and has exceeded $149,000,000 in each year from 2011 through the last twelve months ended December 27, 2015, but there can be no assurance that such cash flows will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At December 27, 2015, the principal amount of our outstanding debt totaled $703,996,000. For the last twelve months ended December 27, 2015, the principal amount of our debt, net of cash, is 4.3 times our adjusted EBITDA, compared to a ratio of 4.7 at December 28, 2014.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 27, 2015.

On January 15, 2016, we received payment of $30,645,628 from our insurer for our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our Lee Legacy production facilities. We expect to record a gain on the transaction in the quarter ended March 27, 2016. Of the total proceeds received by the Company, in January 2016, $20,000,000 was used to reduce outstanding debt under our 1st Lien Term Loan and, to the extent permissible and available at a discount, we intend to use some portion of the remaining proceeds to repurchase outstanding Notes in the quarter ending March 27, 2016.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in the current year.

13 WEEKS ENDED DECEMBER 27, 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 27 2015	December 28 2014	Percent Change

Advertising and marketing services revenue:
Retail	70,587	77,083	(8.4)
Classified	25,358	29,279	(13.4)
National	6,746	7,151	(5.7)
Niche publications and other	2,946	2,317	27.1
Total advertising and marketing services revenue	105,637	115,830	(8.8)
Subscription	50,430	50,399	0.1
Digital services	3,316	3,136	5.7
Commercial printing	3,226	2,816	14.6
Other	5,796	5,029	15.3
Total operating revenue	168,405	177,210	(5.0)
Operating expenses:
Compensation	58,665	61,937	(5.3)
Newsprint and ink	6,685	8,846	(24.4)
Other operating expenses	58,869	60,237	(2.3)
Workforce adjustments	604	211	NM
Cash costs	124,823	131,231	(4.9)
Operating cash flow	43,582	45,979	(5.2)
Depreciation and amortization	10,943	11,496	(4.8)
Gain on sales of assets, net	(971)	(257)	NM
Equity in earnings of associated companies	2,799	2,757	1.5
Operating income	36,409	37,497	(2.9)
Non-operating expense, net	(17,754)	(20,992)	(15.4)
Income before income taxes	18,655	16,505	13.0
Income tax expense	7,147	6,498	10.0
Net income	11,508	10,007	15.0
Net income attributable to non-controlling interests	(271)	(254)	6.7
Income attributable to Lee Enterprises, Incorporated	11,237	9,753	15.2
Other comprehensive loss, net of income taxes	(43)	(192)	(77.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	11,194	9,561	17.1
Earnings per common share:
Basic	0.21	0.19	15.8
Diluted	0.21	0.18	16.7

References to the "2016 Quarter" refer to the 13 weeks ended December 27, 2015. Similarly, references to the "2015 Quarter" refer to the 13 weeks ended December 28, 2014.

Total operating revenue decreased $8,805,000, or 5.0%, in the 2016 Quarter, compared to the 2015 Quarter. Including digital advertising, subscription, digital services, commercial printing and other revenue, approximately 50.2% of our revenue comes from growing categories.

Advertising and Marketing Services Revenue

In the 2016 Quarter, advertising and marketing services revenue decreased $10,193,000, or 8.8%, compared to the 2015 Quarter. Retail advertising decreased 8.4%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from major retail and big box stores. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 12.8%, partially offsetting print declines.

Classified revenue decreased 13.4% in the 2016 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 8.9%.

National advertising decreased $405,000, or 5.7%. Digital national advertising on a stand-alone basis increased 22.2% as a result of improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing. Advertising in niche publications and other increased $629,000, or 27.1%, mainly attributed to increases for creative services charges.

Digital advertising and marketing services revenue increased 7.2% to $21,758,000 in the 2016 Quarter, representing 20.6% of total advertising and marketing services revenue. Print advertising, including preprints and print marketing services revenue decreased 12.2%.

Subscription and Other Revenue

Subscription revenue increased $31,000, or 0.1%, in the 2016 Quarter.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2016 Quarter. Sunday circulation totaled 1.4 million.

Commercial printing revenue increased $410,000, or 14.6%, in the 2016 Quarter due to new customers and increased volume for existing customers at several of our largest markets. Digital services revenue increased $180,000, or 5.7%, largely due to TownNews.com, which generates the vast majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Other revenue increased $767,000, or 15.3%, in the 2016 Quarter due to a combination of the sale of historical books in the quarter and an increase in revenue for delivery of third party newspapers.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 24.6 million unique visitors in the month of December 2015, with 222.4 million million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Cash costs decreased $6,408,000, or 4.9%, in the 2016 Quarter. Excluding workforce adjustments, cash costs decreased 5.2% in the 2016 Quarter.

Compensation expense decreased $3,272,000, or 5.3%, in the 2016 Quarter, driven by a decline of 7.5% in average full-time equivalent employees.

Newsprint and ink costs decreased $2,161,000, or 24.4%, in the 2016 Quarter, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 11.3%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, digital cost of goods sold, facility expenses among others, decreased $1,368,000, or 2.3%, in the 2016 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $604,000 and $211,000 in the 2016 Quarter and 2015 Quarter, respectively.

In 2016, we expect cash costs excluding workforce adjustments, to decrease between 3.5% to 4.0%.

Operating Cash Flow and Results of Operations

As a result of the factors noted above, operating cash flow decreased 5.2%, to $43,582,000, in the 2016 Quarter compared to $45,979,000 in the 2015 Quarter. Operating cash flow margin remained flat at 25.9% in the 2016 Quarter compared to the 2015 Quarter.

Depreciation expense decreased $289,000, or 6.3%, and amortization expense decreased $264,000, or 3.8%, in the 2016 Quarter. Sales of operating assets resulted in a net gain of $971,000 in the 2016 Quarter compared to a net gain of $257,000 in the 2015 Quarter.

Equity in earnings of TNI and MNI increased $42,000 in the 2016 Quarter.

The factors noted above resulted in operating income of $36,409,000 in the 2016 Quarter compared to $37,497,000 in the 2015 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,648,000, or 8.8%, to $17,142,000 in the 2016 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.5% at the end of the 2016 Quarter compared to 9.4% at the end of the 2015 Quarter.

We recognized $1,333,000 of debt financing and administrative costs in the 2016 Quarter compared to $1,102,000 in the 2015 Quarter. We also recognized $525,000 gain on extinguishment of debt.

Overall Results

We recognized income tax expense of 38.3% of income before income taxes in the 2016 Quarter and 39.4% in the 2015 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $11,237,000 in the 2016 Quarter compared to $9,753,000 in the 2015 Quarter. We recorded earnings per diluted common share of $0.21 in the 2016 Quarter and $0.18 in the 2015 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.22 in the 2016 Quarter, the same as the 2015 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 27 2015		December 28 2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	11,237	0.21	9,753	0.18
Adjustments:
Debt financing costs	1,333		1,102
Warrants fair value adjustment	(73)		1,302
Other, including workforce adjustments	54		(54)
	1,314		2,350
Income tax effect of adjustments, net	(494)		(367)
	820	0.02	1,983	0.04
Income attributable to Lee Enterprises, Incorporated, as adjusted	12,057	0.22	11,736	0.22

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $21,069,000 in the 2016 Quarter and $22,290,000 in the 2015 Quarter. We recorded net income of $11,508,000 in the 2016 Quarter and $10,007,000 in the 2015 Quarter. Non-cash debt financing costs charged to expense totaled $1,333,000 in the 2016 Quarter compared to $1,102,000 in the 2015 Quarter. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2016 Quarter.

Investing Activities

Cash provided by investing activities totaled $1,007,000 in the 2016 Quarter compared to cash required for investing activities of $2,832,000 in the 2015 Quarter. Capital spending totaled $1,470,000 in the 2016 Quarter compared to $3,547,000 in the 2015 Quarter. We received $2,614,000 and $315,000 of proceeds from sales of assets in the 2016 Quarter and the 2015 Quarter, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2016, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $21,397,000 in the 2016 Quarter and $20,219,000 in the 2015 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2016 Quarter and the 2015 Quarter.

Liquidity

At December 27, 2015, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 27, 2015 totals $44,748,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At December 27, 2015, the principal amount of our outstanding debt totals $703,996,000. For the last twelve months ending December 27, 2015, the principal amount of our debt, net of cash, is 4.3 times our adjusted EBITDA, compared to a ratio of 4.7 at December 28, 2014.

On January 15, 2016, we received payment of $30,645,628 from our insurer for our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our Lee Legacy production facilities. We expect to record a gain on the transaction in the quarter ended March 27, 2016. Of the total proceeds received by the Company, in January 2016, $20,000,000 was used to reduce outstanding debt under our 1st Lien Term Loan and, to the extent permissible and available at a discount, we intend to use some portion of the remaining proceeds to repurchase outstanding Notes in the quarter ending March 27, 2016.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 27, 2015.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014	December 27 2015

Advertising and marketing services	105,637	115,830	401,906
Subscription	50,430	50,399	194,505
Other	12,338	10,981	43,327
Total operating revenue	168,405	177,210	639,738
Compensation	58,665	61,937	235,756
Newsprint and ink	6,685	8,846	28,102
Other operating expenses	58,869	60,237	227,796
Depreciation and amortization	10,943	11,496	45,009
Gain on sales of assets, net	(971)	(257)	(608)
Workforce adjustments	604	211	3,698
Total operating expenses	134,795	142,470	539,753
Equity in earnings of TNI and MNI	2,799	2,757	8,296
Operating income	36,409	37,497	108,281
Adjusted to exclude:
Depreciation and amortization	10,943	11,496	45,009
Gain on sale of assets, net	(971)	(257)	(608)
Equity in earnings of TNI and MNI	(2,799)	(2,757)	(8,296)
Operating cash flow	43,582	45,979	144,386
Add:
Ownership share of TNI and MNI EBITDA (50%)	3,809	3,757	11,298
EBITDA	47,391	49,736	155,684
Adjusted to exclude:
Workforce adjustments	604	211	3,698
Stock compensation	570	443	2,098
Adjusted EBITDA	48,565	50,390	161,480
Adjusted to exclude:
Ownership share of TNI and MNI EBITDA (50%)	(3,809)	(3,757)	(11,298)
Add (deduct):
Distributions from TNI and MNI	3,229	2,944	11,260
Capital expenditures, net of insurance proceeds	(1,470)	(3,547)	(7,630)
Pension contributions	(744)	—	(4,321)
Cash income tax refunds (payments)	11	(4)	(470)
Unlevered free cash flow	45,782	46,026	149,021
Add (deduct):
Financial income	76	78	335
Interest expense to be settled in cash	(17,142)	(18,790)	(70,761)
Debt financing and administration costs paid	(44)	(17)	(760)
Free cash flow	28,672	27,297	77,835

SELECTED LEE LEGACY ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014	December 27 2015

Advertising and marketing services	72,438	80,194	279,661
Subscription	34,538	33,546	132,344
Other	10,407	9,069	36,666
Total operating revenue	117,383	122,809	448,671
Compensation	44,848	46,246	178,637
Newsprint and ink	5,147	6,523	20,931
Other operating expenses	34,066	34,003	130,592
Depreciation and amortization	7,635	7,951	31,041
Loss (gain) on sale of assets, net	37	(79)	7
Workforce adjustments	543	72	1,455
Total operating expenses	92,276	94,716	362,663
Equity in earnings of MNI	1,183	1,112	3,487
Operating income	26,290	29,205	89,495
Adjusted to exclude:
Depreciation and amortization	7,635	7,951	31,041
Loss (gain) on sales of assets, net	37	(79)	7
Equity in earnings of MNI	(1,183)	(1,112)	(3,487)
Operating cash flow	32,779	35,965	117,056
Add:
Ownership share of MNI EBITDA (50%)	2,089	2,008	6,070
EBITDA	34,867	37,973	123,126
Adjusted to exclude:
Workforce adjustments	543	72	1,455
Stock compensation	570	443	2,098
Adjusted EBITDA	35,980	38,488	126,679
Adjusted to exclude:
Ownership share of MNI EBITDA (50%)	(2,088)	(2,008)	(6,070)
Add (deduct):
Distributions from MNI	1,750	1,750	5,500
Capital expenditures, net of insurance proceeds	(1,203)	(2,080)	(5,870)
Pension contributions	—	—	—
Cash income tax refunds (payments)	11	(4)	(381)
Intercompany charges not settled in cash	—	(2,318)	(4,635)
Other	(697)	—	(2,697)
Unlevered free cash flow	33,753	33,828	112,526

SELECTED PULITZER ONLY FINANCIAL INFORMATION
(UNAUDITED)

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 27 2015	December 28 2014	December 27 2015

Advertising and marketing services	33,199	35,636	122,245
Subscription	15,892	16,853	62,161
Other	1,931	1,912	6,661
Total operating revenue	51,022	54,401	191,067
Compensation	13,817	15,691	57,119
Newsprint and ink	1,538	2,323	7,171
Other operating expenses	24,803	26,234	97,204
Depreciation and amortization	3,308	3,545	13,968
Gain on sale of assets, net	(1,008)	(178)	(615)
Workforce adjustments	61	139	2,243
Total operating expenses	42,519	47,754	177,090
Equity in earnings of TNI	1,616	1,645	4,809
Operating income	10,119	8,292	18,786
Adjusted to exclude:
Depreciation and amortization	3,308	3,545	13,968
Gain on sales of assets, net	(1,008)	(178)	(615)
Equity in earnings of TNI	(1,616)	(1,645)	(4,809)
Operating cash flow	10,803	10,014	27,330
Add:
Ownership share of TNI EBITDA (50%)	1,721	1,749	5,228
EBITDA	12,524	11,763	32,558
Adjusted to exclude:
Workforce adjustments	61	139	2,243
Adjusted EBITDA	12,585	11,902	34,801
Adjusted to exclude:
Ownership share of TNI EBITDA (50%)	(1,721)	(1,749)	(5,228)
Add (deduct):
Distributions from TNI	1,479	1,194	5,760
Capital expenditures, net of insurance proceeds	(267)	(1,467)	(1,760)
Pension contributions	(744)	—	(4,321)
Cash income tax refunds (payments)	—	—	(89)
Intercompany charges not settled in cash	—	2,318	4,635
Other	697	—	2,697
Unlevered free cash flow	12,029	12,198	36,495

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At December 27, 2015, 24.1% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $1,696,000 based on $169,622,000 of floating rate debt outstanding at December 27, 2015.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 15 basis points for six month borrowing and up to approximately 58 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Newsprint purchase prices declined throughout the fiscal year 2015 as North American newsprint producers faced significant domestic demand declines in addition to weak international shipment opportunities. The current price cycle is likely at the bottom as several suppliers implemented supply/demand balancing action plans including the permanent closures of two North American newsprint paper machines in last half of 2015. Suppliers have announced price increases effective January with an additional increase in February 2016.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which the currently announced price increases are successful or future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered.

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

SENSITIVITY TO CHANGES IN VALUE

At December 27, 2015, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $167,000,000 , based on an average of private market price quotations. Our fixed rate debt consists of $395,000,000 principal amount of the Notes and $139,374,000 principal amount under the 2nd Lien Term Loan. At December 27, 2015, based on an average of private market price quotations, the fair values were $358,000,000 and $144,000,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	February 5, 2016
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)