Form 10-Q
period 2016-03-27
LEE ENTERPRISES, INC
filed 2016-05-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 27, 2016

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of April 30, 2016, 55,710,274 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 27 2016	September 27 2015

ASSETS

Current assets:
Cash and cash equivalents	16,468	11,134
Accounts receivable, net	52,139	58,899
Income taxes receivable	9	413
Inventories	4,356	3,914
Other	5,877	8,304
Total current assets	78,849	82,664
Investments:
Associated companies	32,148	35,069
Other	9,317	9,083
Total investments	41,465	44,152
Property and equipment:
Land and improvements	21,978	22,257
Buildings and improvements	177,312	179,731
Equipment	281,208	290,127
Construction in process	2,015	997
	482,513	493,112
Less accumulated depreciation	346,310	349,343
Property and equipment, net	136,203	143,769
Goodwill	243,729	243,729
Other intangible assets, net	172,730	185,962
Postretirement assets, net	14,046	13,421
Other	30,904	34,128

Total assets	717,926	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 27 2016	September 27 2015

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	31,400	25,000
Accounts payable	16,466	20,113
Compensation and other accrued liabilities	22,655	27,055
Accrued interest	3,577	4,184
Unearned revenue	29,987	28,929
Total current liabilities	104,085	105,281
Long-term debt, net of current maturities	625,098	700,872
Pension obligations	49,775	52,522
Postretirement and postemployment benefit obligations	10,716	11,060
Deferred income taxes	40,285	22,137
Income taxes payable	5,508	4,856
Other	9,385	9,680
Total liabilities	844,852	906,408
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	557	547
March 27, 2016: 55,710 shares;
September 27, 2015: 54,679 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	248,508	247,302
Accumulated deficit	(360,501)	(390,966)
Accumulated other comprehensive loss	(16,362)	(16,276)
Total stockholders' deficit	(127,798)	(159,393)
Non-controlling interests	872	810
Total deficit	(126,926)	(158,583)
Total liabilities and deficit	717,926	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Operating revenue:
Advertising and marketing services	88,731	98,017	194,368	213,847
Subscription	46,658	48,111	97,089	98,510
Other	11,446	10,429	23,783	21,409
Total operating revenue	146,835	156,557	315,240	333,766
Operating expenses:
Compensation	58,850	61,236	117,514	123,173
Newsprint and ink	6,053	7,661	12,738	16,507
Other operating expenses	54,107	56,866	112,977	117,103
Depreciation	4,325	4,686	8,652	9,301
Amortization of intangible assets	6,616	6,880	13,232	13,760
Loss (gain) on sales of assets, net	(438)	5	(1,409)	(252)
Workforce adjustments	588	641	1,192	852
Total operating expenses	130,101	137,975	264,896	280,444
Equity in earnings of associated companies	2,009	1,653	4,808	4,410
Operating income	18,743	20,235	55,152	57,732
Non-operating income (expense):
Financial income	110	102	185	180
Interest expense	(16,281)	(18,403)	(33,423)	(37,193)
Debt financing and administrative costs	(2,034)	(1,493)	(3,367)	(2,595)
Gain on insurance settlement	30,646	—	30,646	—
Other, net	688	2,318	1,333	1,140
Total non-operating expense, net	13,129	(17,476)	(4,626)	(38,468)
Income before income taxes	31,872	2,759	50,526	19,264
Income tax expense	12,389	717	19,535	7,215
Net income	19,483	2,042	30,991	12,049
Net income attributable to non-controlling interests	(255)	(242)	(526)	(496)
Income attributable to Lee Enterprises, Incorporated	19,228	1,800	30,465	11,553
Other comprehensive loss, net of income taxes	(43)	(192)	(86)	(384)
Comprehensive income attributable to Lee Enterprises, Incorporated	19,185	1,608	30,379	11,169
Earnings per common share:
Basic:	0.36	0.03	0.57	0.22
Diluted:	0.36	0.03	0.57	0.21

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015

Cash provided by operating activities:
Net income	30,991	12,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,884	23,061
Net gain (loss) on sales of assets and insurance settlement	(32,055)	(252)
Stock compensation expense	1,164	1,083
Distributions greater than earnings of MNI	2,172	1,444
Deferred income tax expense	18,208	6,411
Debt financing and administrative costs	3,367	2,595
Gain on extinguishment of debt	(1,250)	—
Pension contributions	(1,488)	(705)
Changes in operating assets and liabilities:
Decrease in receivables	6,951	2,792
Decrease (increase) in inventories and other	(199)	1,716
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(8,511)	(8,043)
Decrease in pension, postretirement and postemployment benefit obligations	(2,374)	(2,365)
Change in income taxes receivable or payable	1,056	869
Other, net	1,635	(1,190)
Net cash provided by operating activities	41,551	39,465
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,271)	(5,675)
Decrease in restricted cash	—	441
Insurance settlement	30,646	—
Proceeds from sales of assets	3,776	868
Distributions greater than earnings of TNI	749	218
Other, net	—	(180)
Net cash provided by (required for) investing activities	31,900	(4,328)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	5,000
Payments on long-term debt	(73,124)	(45,500)
Debt financing costs paid	(44)	(82)
Common stock transactions, net	51	91
Net cash required for financing activities	(68,117)	(40,491)
Net increase (decrease) in cash and cash equivalents	5,334	(5,354)
Cash and cash equivalents:
Beginning of period	11,134	16,704
End of period	16,468	11,350

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 27, 2016 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2015 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 27, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In the 13 weeks ended March 27, 2016, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities. The proceeds of the settlement were used to repay debt. See Note 4.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Operating revenue	14,039	14,373	28,821	29,973
Operating expenses	11,102	11,745	22,443	23,847
Operating income	2,937	2,628	6,378	6,126
Company's 50% share of operating income	1,468	1,314	3,189	3,063
Less amortization of intangible assets	104	105	209	209
Equity in earnings of TNI	1,364	1,209	2,980	2,854

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 27, 2016 and March 29, 2015 we received $2,251,000 and $1,879,000 in distributions, respectively. In the 26 weeks ended March 27, 2016 and March 29, 2015 we received $3,729,000 and $3,072,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $(43,000) and $(130,000) in the 13 weeks ended March 27, 2016 and March 29, 2015, respectively and $(162,000) and $(198,000) in the 26 weeks ended March 27, 2016 and March 29, 2015, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the periods ending March 2017, 2018, 2019, and 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Operating revenue	15,550	16,122	33,339	34,678
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,047	14,278	26,660	28,810
Workforce adjustments	19	47	19	57
Depreciation and amortization	483	463	893	927
Operating income	2,001	1,334	5,767	4,884
Net income	1,290	888	3,648	3,112
Equity in earnings of MNI	645	444	1,828	1,556

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 27, 2016 and March 29, 2015 we received dividends of $2,250,000 and $1,250,000, respectively. In the 26 weeks ended March 27, 2016 and March 29, 2015 we received dividends of $4,000,000 and $3,000,000, respectively,

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 27 2016

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 27 2016	September 27 2015

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,182	687,182
Less accumulated amortization	539,554	526,322
	147,628	160,860
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	172,730	185,962

Annual amortization of intangible assets for the years ending March 2017 to March 2021 is estimated to be $25,428,000, $20,788,000, $16,546,000, $15,382,000 and $15,119,000, respectively.

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

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At March 27, 2016, the principal balance of the Notes totaled $385,000,000.

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

In the 13 weeks ended March 27, 2016, we purchased $10,000,000 principal amount of Notes in a privately negotiated transaction. In the 26 weeks ended March 27, 2016, we purchased $15,000,000 principal amount of Notes in privately negotiated transactions. In the 13 weeks and 26 weeks ended March 27, 2016 the transactions resulted in a gain on extinguishment of debt totaling $725,000 and $1,250,000, respectively, which is recorded in Other, net non-operating income (expense) in our Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At March 27, 2016, after consideration of letters of credit, we have approximately $32,935,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $135,237,000 at March 27, 2016, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at March 27, 2016, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with other payments required to be made based on 90% of excess cash flow of Lee Legacy ("Lee Legacy Excess Cash Flow"), as defined, or from proceeds of asset sales, as defined, from our subsidiaries other than Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries"). For excess cash flow calculation purposes Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer and TNI. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and is adjusted for changes in working capital, capital spending, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lender 45 days after the end of the quarter. Lee Legacy excess cash flow for the 13 weeks ended March 27, 2016 totaled $6,400,000 and will be paid in the 13 weeks ended June 26, 2016.

2016 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 27 2015	March 27 2016	June 26 2016	September 25 2016

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	27,000	—	—
Excess cash flow payment	—	1,135	6,400	—
	11,250	34,385	12,650	6,250

In January 2016, we used $20,000,000 of the proceeds received from an insurance settlement to reduce outstanding debt under our 1st Lien Term Loan.

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $136,261,000 at March 27, 2016, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders to prepay amounts under the 2nd Lien Term Loan at par (which offer the 2nd Lien Lenders may accept or reject; if rejected we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility or repurchase Notes in the open market), and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par. In November 2015, $3,326,000 of the September 2015 excess cash flow payment was not rejected and according to the 2nd Lien Term Loan was prepaid at par. In February 2016, $1,867,000 of the December 2015 excess cash flow payment was not rejected and was repaid at par. Pulitzer Excess Cash Flow for the March 2016 quarter totaled $2,730,000 and was offered to the 2nd Lien lenders in May 2016.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For the 13 weeks and 26 weeks ended March 27, 2016, we repaid $1,245,952 and $3,545,952, respectively, on the 2nd Lien Term loan, at par, with net proceeds from the sale of Pulitzer assets. In 2015, we repaid $5,000,000 of the 2nd Lien Term Loan, at par, due to the sale of real estate at one of our Pulitzer properties.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,844,000 and $3,080,000 in the 13 weeks and 26 weeks ended March 27, 2016. Amortization of such costs is estimated to total $4,864,000 in 2016, $4,240,000 in 2017, $4,329,000 in 2018, $4,109,000 in 2019 and $4,076,000 in 2020. At March 27, 2016 we have $28,713,000 of unamortized debt financing costs recorded in other long term assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 27 2016	September 27 2015	March 27 2016

Revolving Facility	—	—	5.65
1st Lien Term Loan	135,237	180,872	7.25
Notes	385,000	400,000	9.50
2nd Lien Term Loan	136,261	145,000	12.00
	656,498	725,872
Less current maturities of long-term debt	31,400	25,000
Total long-term debt	625,098	700,872

At March 27, 2016, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.6%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements at March 27, 2016 total $18,900,000 for the remainder of 2016, $25,000,000 in 2017, $25,000,000 in 2018, $66,337,000 in 2019, $0 in 2020 and $521,261,000 thereafter.

Liquidity

At March 27, 2016, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 27, 2016 totals $49,403,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 27, 2016.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Service cost for benefits earned during the period	49	226	98	452
Interest cost on projected benefit obligation	1,515	1,859	3,030	3,718
Expected return on plan assets	(2,174)	(2,466)	(4,348)	(4,932)
Amortization of net loss	599	420	1,198	840
Amortization of prior service benefit	(34)	(34)	(68)	(68)
Pension expense (benefit)	(45)	5	(90)	10

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Service cost for benefits earned during the period	16	39	32	78
Interest cost on projected benefit obligation	156	211	312	422
Expected return on plan assets	(331)	(361)	(662)	(722)
Amortization of net gain	(273)	(347)	(546)	(694)
Amortization of prior service benefit	(365)	(365)	(730)	(730)
Postretirement medical benefit	(797)	(823)	(1,594)	(1,646)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

In the 13 weeks and 26 weeks ended March 27, 2016 we contributed $744,000 and $1,488,000, respectively to our pension plans. Based on our forecast at March 27, 2016, we expect to contribute $2,759,000 to our pension plans for the remainder of 2016. Based on our forecast at March 27, 2016, we do not expect to contribute to our postretirement medical plans for the remainder of 2016.

6	INCOME TAXES

We recorded income tax expense of $12,389,000 related to income before taxes of $31,872,000 for the 13 weeks ended March 27, 2016. For the 13 weeks ended March 29, 2015, we recorded $717,000 in income tax expense related to income taxes before taxes of $2,759,000. The effective income tax rates for the 13 weeks ended March 27, 2016 and March 29, 2015 were 38.9% and 26.0%, respectively. The increase in the effective income tax rate for the 13 weeks ended March 27, 2016 over the effective tax rate for the 13 weeks ended March 29, 2015 is primarily due to a mark-to-market adjustment to value the Warrants in the prior year period. The mark-to-market adjustment related to the Warrants creates income and expense under GAAP, however it has no income tax consequences to the Company.

We recorded income tax expense of $19,535,000 related to income before taxes of $50,526,000 for the 26 weeks ended March 27, 2016. For the 26 weeks ended March 29, 2015, we recorded $7,215,000 in income tax expense related to income before taxes of $19,264,000. The effective income tax rates for the 26 weeks ended March 27,2016 and March 29, 2015 were 38.7% and 37.5%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

State cash tax payments of $58,000 were made during the 26 weeks ended March 27, 2016, of which $32,000 were made during the 13 weeks ended March 27, 2016. State cash tax refunds of $37,000 relating to carrybacks of prior year losses were received during the 26 weeks ended March 27, 2016, all of which were received in the 13 weeks ended March 27, 2016. A Federal cash tax payment of $250,000 was made in the 26 weeks ended March 27, 2016, all of which was paid in the 13 weeks ended March 27, 2016. Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in the current year.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Income attributable to Lee Enterprises, Incorporated:	19,228	1,800	30,465	11,553
Weighted average common shares	55,610	54,506	55,231	54,206
Less weighted average restricted Common Stock	(2,434)	(2,012)	(2,073)	(1,724)
Basic average common shares	53,176	52,494	53,158	52,482
Dilutive stock options and restricted Common Stock	575	1,381	619	1,434
Diluted average common shares	53,751	53,875	53,777	53,916
Earnings per common share:
Basic	0.36	0.03	0.57	0.22
Diluted	0.36	0.03	0.57	0.21

For both the 13 and 26 weeks ended March 27, 2016, 7,658,676 weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 29, 2015, 6,816,000 and 6,533,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 27, 2016 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2015	1,871	2.71
Exercised	(49)	1.13
Cancelled	(71)	10.93
Outstanding, March 27, 2016	1,751	2.42	5.0	529

Exercisable, March 27, 2016	1,745	2.42	5.0	529

Total unrecognized compensation expense for unvested stock options as of March 27, 2016 is $7,000, which will be recognized over a weighted average period of 0.2 years.
Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 27, 2016.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2015	1,546	3.62
Vested	(8)	3.62
Granted	1,018	1.49
Cancelled	(32)	3.44
Outstanding, March 27, 2016	2,524	2.76
Total unrecognized compensation expense for unvested restricted Common Stock at March 27, 2016 is $3,414,580, which will be recognized over a weighted average period of 1.9 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,359,000, including our 17% ownership of the nonvoting common stock of TCT, are carried at cost. As of December 31, 2015, based on the most recent data available, the approximate fair value of this private equity investment is $7,100,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $133,293,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $136,261,000 principal amount under the 2nd Lien Term Loan. At March 27, 2016, based on private market price quotations the fair values were $378,000,000 and $135,920,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 27, 2015, December 27, 2015 and March 27, 2016 is $4,240,000, $4,167,000 and $4,230,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 27, 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2015 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures for purposes of evaluating our performance and liquidity. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance and liquidity of our businesses. The non-GAAP financial measures we use are as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and understand how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus nonoperating expenses, net, income tax expense (benefit), depreciation, amortization, loss (gain) on sale of assets, impairment charges, workforce adjustment costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company on a per share basis excluding unusual and infrequent transactions. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature.

Cash Costs is a non-GAAP financial performance measure of operating expenses that are settled in cash and is useful to investors in understanding the components of the Company’s cash operating costs. Generally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs is defined as compensation, newsprint and ink, other operating expenses and certain unusual matters, such as workforce adjustment costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other unusual matters are excluded. Cash Costs are also presented excluding workforce adjustments, which are paid in cash.

A table reconciling Adjusted EBITDA to net income (loss), the most directly comparable measure under GAAP, is set forth in Item 2, included herein, under the caption "Reconciliation of Non-GAAP Financial Measures".

Reconciliations of adjusted income (loss) and adjusted earnings (loss) per common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 2, included herein, under the caption “Overall Results”.

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended March 27, 2016" and "26 Weeks Ended March 27, 2016".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 27 2016	March 29 2015	March 27 2016	March 29 2015

Net Income	19,483	2,042	30,991	12,049
Adjusted to exclude
Income tax expense	12,389	717	19,535	7,215
Nonoperating expenses, net	(13,129)	17,476	4,626	38,468
Equity in earnings of TNI and MNI	(2,009)	(1,653)	(4,808)	(4,410)
Loss (gain) on sale of assets, net	(438)	5	(1,409)	(252)
Depreciation and amortization	10,941	11,566	21,884	23,061
Workforce adjustments	588	641	1,192	852
Stock compensation	594	640	1,164	1,083
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,711	2,212	6,519	5,969
Adjusted EBITDA	31,130	33,646	79,694	84,035

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board ("FASB") issued a new standard with improvements to the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of the new standard is required in 2018. We have not determined the potential effects on the Consolidated Financial Statements.

In February 2016, the FASB issued a new standard for the accounting treatment of leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standards primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the new standard is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The adoption of this new standard is required in the first quarter of fiscal year 2020 with early adoption permitted. We have not determined the potential effects on the Consolidated Financial Statements.

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

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of these requirements is required in 2019. We have not yet determined the potential impact on our Consolidated Financial Statements.

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

Our products include:

•	50 daily and 38 Sunday newspapers with subscribers totaling 1.0 million and 1.3 million, respectively, read by over three million people in print; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Based on data from the Bureau of Labor of Statistics as of February 2016, the unemployment rate in five of our top ten markets by revenue was lower than the national average. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers and their associated digital media remain a valuable source of local news and information to readers and an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

We do not face significant competition from other local daily newspapers in most of our markets, although there is significant competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

Our primary source of revenue is advertising and marketing services, followed by subscription revenue. Over the last several years, the advertising industry has experienced a shift from print and other traditional media towards digital advertising as readership has also shifted from print to digital. This trend in traditional print advertising and readership was compounded by the effects of the last recession, and such trend continues to impact our print advertising and marketing services revenue. In addition, our printed newspaper paid subscription and single copy unit sales have declined. We have offset some of our declines in print advertising and marketing services revenue by growing our digital advertising revenue. Subscription revenue has been maintained by increasing subscription rates which includes full access, selling premium day sections and increasing the number of paid digital subscribers.

In April 2014, we began to implement a full access subscription model, which provides subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These are offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access. Due to the timing of the rollout and staggered subscriber renewal dates, the bulk of the year-over-year revenue increase from this initiative was realized in 2015.

We continue to transform our business model and carefully manage our costs to maintain high cash flows and margins.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

We have significant amounts of goodwill and identified intangible assets. Since 2007 we have recorded impairment charges totaling almost $1.3 billion to reduce the value of certain of these assets. Should general economic, market or business conditions decline, and have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. Such impairment charges would not impact our reported cash flows or debt covenant compliance.

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Note 4 of the Notes to Consolidated Financial Statements, included herein. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows and asset sales.

As of March 27, 2016, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at March 27, 2016 ; and

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $135,237,000 is outstanding at March 27, 2016; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $136,261,000 is outstanding at March 27, 2016.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At March 27, 2016, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 27, 2016 totals $49,403,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $155,000,000 in each year from 2011 through the last twelve months ended March 27, 2016, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At March 27, 2016, the principal amount of our outstanding debt totaled $656,498,000. For the last twelve months ended March 27, 2016, the principal amount of our debt, net of cash, is 4.0 times our adjusted EBITDA, compared to a ratio of 4.6 at March 29, 2015.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 27, 2016.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in the current year.

13 WEEKS ENDED MARCH 27, 2016

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 27 2016	March 29 2015	Percent Change

Advertising and marketing services revenue:
Retail	55,966	61,334	(8.8)
Classified	24,527	28,511	(14.0)
National	5,401	5,375	0.5
Niche publications and other	2,837	2,797	1.4
Total advertising and marketing services revenue	88,731	98,017	(9.5)
Subscription	46,658	48,111	(3.0)
Digital services	3,414	3,061	11.5
Commercial printing	3,043	2,774	9.7
Other	4,989	4,594	8.6
Total operating revenue	146,835	156,557	(6.2)
Operating expenses:
Compensation	58,850	61,236	(3.9)
Newsprint and ink	6,053	7,661	(21.0)
Other operating expenses	54,107	56,866	(4.9)
Workforce adjustments	588	641	(8.3)
Cash costs	119,598	126,404	(5.4)
	27,237	30,153	(9.7)
Depreciation and amortization	10,941	11,566	(5.4)
Loss (gain) on sales of assets, net	(438)	5	NM
Equity in earnings of associated companies	2,009	1,653	21.5
Operating income	18,743	20,235	(7.4)
Non-operating income (expense), net	13,129	(17,476)	NM
Income before income taxes	31,872	2,759	NM
Income tax expense	12,389	717	NM
Net income	19,483	2,042	NM
Net income attributable to non-controlling interests	(255)	(242)	5.4
Income attributable to Lee Enterprises, Incorporated	19,228	1,800	NM
Other comprehensive loss, net of income taxes	(43)	(192)	(77.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	19,185	1,608	NM
Earnings per common share:
Basic	0.36	0.03	NM
Diluted	0.36	0.03	NM

References to the "2016 Quarter" refer to the 13 weeks ended March 27, 2016. Similarly, references to the "2015 Quarter" refer to the 13 weeks ended March 29, 2015.

Advertising and Marketing Services Revenue

In the 2016 Quarter, advertising and marketing services revenue decreased $9,286,000, or 9.5%, compared to the 2015 Quarter. Retail advertising decreased 8.8%. The decrease in retail advertising revenue is due to reduced print advertising volume primarily from major retail and big box stores. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 9.2%, partially offsetting print declines.

Classified revenue decreased 14.0% in the 2016 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 5.7%.

National advertising increased $26,000, or 0.5%. Digital national advertising on a stand-alone basis increased 30.0% as a result of improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing and volume.

Digital advertising and marketing services revenue increased 5.9% to $20,312,000 in the 2016 Quarter, representing 22.9% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 18.2% in the 2016 Quarter. Total digital revenue, including advertising and marketing services and all other digital business, totaled $23,726,000 in the 2016 Quarter, a 6.7% increase over the 2015 Quarter. Print advertising, including preprints and print marketing services revenue, decreased 13.2%.

Subscription and Other Revenue

Subscription revenue decreased $1,453,000, or 3.0%, in the 2016 Quarter.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2016 Quarter. Sunday circulation totaled 1.3 million.

Revenue declines were due to lower volumes which were only partially offset by higher subscription rates.

Digital services revenue increased $353,000, or 11.5%, largely due to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue increased $269,000, or 9.7%, in the 2016 Quarter due to new customers and increased volume for existing customers at several of our largest markets.Other revenue increased $395,000, or 8.6%, in the 2016 Quarter due to an increase in revenue for delivery of third party newspapers.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 26.5 million unique visitors in the month of March 2016, with 233.8 million million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses for the 2016 Quarter decreased 5.7%. Cash costs decreased $6,806,000, or 5.4%, in the 2016 Quarter.

Compensation expense decreased $2,386,000, or 3.9%, in the 2016 Quarter, driven by a decline of 8.5% in average full-time equivalent employees. Higher costs associated with our self-insured medical plan offset some of the reduction in wages.

Newsprint and ink costs decreased $1,608,000, or 21.0%, in the 2016 Quarter, primarily as a result of a reduction in newsprint volume of 11.9%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $2,759,000, or 4.9%, in the 2016 Quarter.

Excluding workforce adjustments, cash costs decreased 5.4% in the 2016 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $588,000 and $641,000 in the 2016 Quarter and 2015 Quarter, respectively.

For fiscal year 2016, we expect cash costs excluding workforce adjustments, to decrease between 3.5% to 4.0%.

Results of Operations

Depreciation expense decreased $361,000, or 7.7%, and amortization expense decreased $264,000, or 3.8%, in the 2016 Quarter. Sales of operating assets resulted in a net gain of $438,000 in the 2016 Quarter compared to a loss of $5,000 in the 2015 Quarter.

Equity in earnings of TNI and MNI increased $356,000 in the 2016 Quarter.

The factors noted above resulted in operating income of $18,743,000 in the 2016 Quarter compared to $20,235,000 in the 2015 Quarter.

Nonoperating Income and Expense

Interest expense decreased $2,122,000, or 11.5%, to $16,281,000 in the 2016 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.6% at the end of the 2016 Quarter compared to 9.4% at the end of the 2015 Quarter, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to the reduction of the 1st Lien Term Loan, our lowest cost of debt.

In the 2016 Quarter, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

We recognized $2,034,000 of debt financing and administrative costs in the 2016 Quarter compared to $1,493,000 in the 2015 Quarter. We also recognized $725,000 gain on extinguishment of debt in the 2016 Quarter, related to the repurchase of our Notes at a discount.

Overall Results

We recognized income tax expense of 38.9% of income before income taxes in the 2016 Quarter and 26.0% in the 2015 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $19,228,000 in the 2016 Quarter compared to $1,800,000 in the 2015 Quarter. We recorded earnings per diluted common share of $0.36 in the 2016 Quarter and $0.03 in the 2015 Quarter. Excluding unusual matters, as detailed in the table below, we recorded an adjusted loss per common share of $0.01 in the 2016 Quarter, the same as the 2015 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 27 2016		March 29 2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	19,228	0.36	1,800	0.03
Adjustments:
Warrants fair value adjustment	62		(2,081)
Gain on insurance settlement	(30,646)		—
	(30,584)		(2,081)
Income tax effect of adjustments, net	10,726		—
	(19,858)	(0.37)	(2,081)	(0.04)
Loss attributable to Lee Enterprises, Incorporated, as adjusted	(630)	(0.01)	(281)	(0.01)

26 WEEKS ENDED MARCH 27, 2016

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 27 2016	March 29 2015	Percent Change

Operating revenue:
Retail	126,022	138,078	(8.7)
Classified	50,417	58,130	(13.3)
National	12,147	12,526	(3.0)
Niche publications and other	5,782	5,113	13.1
Total advertising and marketing services revenue	194,368	213,847	(9.1)
Subscription	97,089	98,510	(1.4)
Digital services	6,730	6,197	8.6
Commercial printing	6,269	5,591	12.1
Other	10,784	9,621	12.1
Total operating revenue	315,240	333,766	(5.6)
Operating expenses:
Compensation	117,514	123,173	(4.6)
Newsprint and ink	12,738	16,507	(22.8)
Other operating expenses	112,977	117,103	(3.5)
Workforce adjustments	1,192	852	39.9
Cash costs	244,421	257,635	(5.1)
	70,819	76,131	(7.0)
Depreciation and amortization	21,884	23,061	(5.1)
Gain on sales of assets, net	(1,409)	(252)	NM
Equity in earnings of associated companies	4,808	4,410	9.0
Operating income	55,152	57,732	(4.5)
Non-operating expense, net	(4,626)	(38,468)	(88.0)
Income before income taxes	50,526	19,264	NM
Income tax expense	19,535	7,215	NM
Net income	30,991	12,049	NM
Net income attributable to non-controlling interests	(526)	(496)	6.0
Income attributable to Lee Enterprises, Incorporated	30,465	11,553	NM
Other comprehensive loss, net of income taxes	(86)	(384)	(77.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	30,379	11,169	NM
Earnings per common share:
Basic	0.57	0.22	NM
Diluted	0.57	0.21	NM

References to the "2016 Period" refer to the 26 weeks ended March 27, 2016. Similarly, references to the "2015 Period" refer to the 26 weeks ended March 29, 2015.

Advertising and Marketing Services Revenue

In the 2016 Period, advertising and marketing services revenue decreased $19,479,000, or 9.1%, compared to the 2015 Period. Retail advertising decreased 8.7%. The decrease in retail advertising revenue is due to reduced advertising volume primarily from major retail and big box stores. Digital retail advertising on a stand-alone basis increased 10.5%, partially offsetting print declines.

Classified revenue decreased 13.3% in the 2016 Period as we continue to experience a reduction in advertising from automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 5.6%.

National advertising decreased $379,000, or 3.0%. Digital national advertising on a stand-alone basis increased 25.7% due to improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing. Advertising in niche publications and other increased $669,000 or 13.1% mainly attributed to increases in creative service charges.

On a stand-alone basis, digital advertising and marketing services revenue increased 6.6%, to $42,071,000, in the 2016 Period, representing 21.6% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 15.2% in the 2016 Period. Total digital revenue for the 2016 Period, including advertising and marketing services and all other digital business, totaled $48.8 million, an increase of 6.8% from a year ago, representing 15.5% of total operating revenue. Print advertising, including preprints and print marketing services revenue, decreased 12.7%.

Subscription and Other Revenue

Subscription revenue decreased $1,421,000, or 1.4%, in the 2016 Period, as subscription price increases did not offset paid subscriber losses.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2016 Period. Sunday circulation totaled 1.3 million.

Digital services revenue increased $533,000, or 8.6%, largely due to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital and agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue increased $678,000, or 12.1%, in the 2016 Period due to new customers and increased volume for existing customers at several of our largest markets. Other revenue increased $1,163,000, or 12.1%, in the 2016 Period, due to an increase in revenue for delivery of third party newspapers.

Operating Expenses

Operating expenses for the 2016 Period decreased 5.5%. Cash costs decreased $13,214,000, or 5.1%, in the 2016 Period.

Compensation expense decreased $5,659,000, or 4.6%, in the 2016 Period, driven by a decline in average full time equivalent employees of 7.9%, offset by higher costs associated with our self-insured medical plan.

Newsprint and ink costs decreased $3,769,000, or 22.8%, in the 2016 Period, primarily as a result of a reduction in newsprint volume of 11.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $4,126,000, or 3.5%, in the 2016 Period.

Excluding workforce adjustments, cash costs decreased 5.3% in the 2016 Period.

Reduction in staffing resulted in workforce adjustment costs totaling $1,192,000 and $852,000 in the 2016 Period and 2015 Period, respectively.

Results of Operations

Depreciation expense decreased $649,000, or 7.0%, and amortization expense decreased $528,000, or 3.8%, in the 2016 Period. Sales of operating assets resulted in a net gain of $1,409,000 in the 2016 Period compared to a net gain of $252,000 in the 2015 Period.

Equity in earnings in associated companies increased $398,000 in the 2016 Period.

The factors noted above resulted in operating income of $55,152,000 in the 2016 Period compared to $57,732,000 in the 2015 Period.

Nonoperating Income and Expense

Interest expense decreased $3,770,000, or 10.1%, to $33,423,000 in the 2016 Period due to lower debt balances.

In the 2016 Period, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

We recognized $3,367,000 of debt financing costs in the 2016 Period compared to $2,595,000 in the 2015 Period related to our 2014 refinancing. We also recognized $1,250,000 gain on extinguishment of debt.

Overall Results

We recognized income tax expense of 38.7% of income before income taxes in the 2016 Period and 37.5% in the 2015 Period. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $30,465,000 in the 2016 Period compared to $11,553,000 in the 2015 Period. We recorded earnings per diluted common share of $0.57 in the 2016 Period and $0.21 in the 2015 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.20 in the 2016 Period and the 2015 Period. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 27 2016		March 29 2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	30,465	0.57	11,553	0.21
Adjustments:
Warrants fair value adjustment	(11)		(779)
Gain on insurance settlement	(30,646)		—
	(30,657)		(779)
Income tax effect of adjustments, net	10,726		—
	(19,931)	(0.37)	(779)	(0.01)
Income attributable to Lee Enterprises, Incorporated, as adjusted	10,534	0.20	10,774	0.20

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $41,551,000 in the 2016 Period and $39,465,000 in the 2015 Period. We recorded net income of $30,991,000 in the 2016 Period and $12,049,000 in the 2015 Period. Non-cash debt financing costs charged to expense totaled $3,367,000 in the 2016 Period compared to $2,595,000 in the 2015 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2016 Quarter.

Investing Activities

Cash provided by investing activities totaled $31,900,000 in the 2016 Period compared to cash required for investing activities of $4,328,000 in the 2015 Period. In the 2016 Period, we received $30,646,000 related to an insurance settlement. Capital spending totaled $3,271,000 in the 2016 Period compared to $5,675,000 in the 2015 Period. We received $3,776,000 and $868,000 of proceeds from sales of assets in the 2016 Period and the 2015 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2016, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $68,117,000 in the 2016 Period and $40,491,000 in the 2015 Period. Debt reduction accounted for the majority of the usage of funds in both the 2016 Period and the 2015 Period.

Liquidity

At March 27, 2016, after consideration of letters of credit, we have approximately $32,935,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 27, 2016 totals $49,403,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows and certain asset sales, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 27, 2016, the principal amount of our outstanding debt totals $656,498,000. For the last twelve months ending March 27, 2016, the principal amount of our debt, net of cash, is 4.0 times our adjusted EBITDA, compared to a ratio of 4.6 at March 29, 2015.

On January 15, 2016, we received payment of $30,646,000 from our insurer for our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our Lee Legacy production facilities. Of the total proceeds received by the Company, in January 2016, $20,000,000 was used to reduce outstanding debt under our 1st Lien Term Loan and the majority of the remaining proceeds were used to buy back Notes wtih a face value of $10,000,000, at a substantial discount.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 27, 2016.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At March 27, 2016, 20.6% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $1,352,000 based on $135,237,000 of floating rate debt outstanding at March 27, 2016.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 11 basis points for six month borrowing and up to approximately 56 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

The permanent closure of two North American newsprint paper machines in the last half of 2015 combined with some market improvements led to deployment of price increases in January and February 2016 from all North American producers. The current tight balance between supply and demand experienced by U.S. and Canada producers has led to additional price increases by certain of our suppliers.

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

SENSITIVITY TO CHANGES IN VALUE

At March 27, 2016, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $133,293,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $136,261,000 principal amount under the 2nd Lien Term Loan. At March 27, 2016, based on an average of private market price quotations, the fair values were $378,000,000 and $135,920,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	May 6, 2016
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)