Form 10-Q
period 2016-06-26
LEE ENTERPRISES, INC
filed 2016-08-05
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 26, 2016

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2016, 55,771,489 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 26 2016	September 27 2015

ASSETS

Current assets:
Cash and cash equivalents	21,872	11,134
Accounts receivable, net	53,476	58,899
Income taxes receivable	—	413
Inventories	4,038	3,914
Other	6,947	8,304
Total current assets	86,333	82,664
Investments:
Associated companies	30,722	35,069
Other	9,932	9,083
Total investments	40,654	44,152
Property and equipment:
Land and improvements	22,024	22,257
Buildings and improvements	177,603	179,731
Equipment	282,363	290,127
Construction in process	1,589	997
	483,579	493,112
Less accumulated depreciation	349,201	349,343
Property and equipment, net	134,378	143,769
Goodwill	243,729	243,729
Other intangible assets, net	166,185	185,962
Postretirement assets, net	14,456	13,421
Other	29,487	34,128

Total assets	715,222	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 26 2016	September 27 2015

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	30,992	25,000
Accounts payable	15,449	20,113
Compensation and other accrued liabilities	22,596	27,055
Accrued interest	12,636	4,184
Income taxes payable	324	—
Unearned revenue	29,176	28,929
Total current liabilities	111,173	105,281
Long-term debt, net of current maturities	609,290	700,872
Pension obligations	48,316	52,522
Postretirement and postemployment benefit obligations	10,766	11,060
Deferred income taxes	42,740	22,137
Income taxes payable	5,723	4,856
Other	9,357	9,680
Total liabilities	837,365	906,408
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	558	547
June 26, 2016: 55,778 shares;
September 27, 2015: 54,679 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	249,181	247,302
Accumulated deficit	(356,409)	(390,966)
Accumulated other comprehensive loss	(16,405)	(16,276)
Total stockholders' deficit	(123,075)	(159,393)
Non-controlling interests	932	810
Total deficit	(122,143)	(158,583)
Total liabilities and deficit	715,222	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Operating revenue:
Advertising and marketing services	92,294	100,934	286,662	314,780
Subscription	47,160	47,394	144,249	145,904
Other	11,492	10,350	35,275	31,760
Total operating revenue	150,946	158,678	466,186	492,444
Operating expenses:
Compensation	57,218	58,442	174,733	181,615
Newsprint and ink	6,604	7,421	19,343	23,928
Other operating expenses	53,356	56,538	166,332	173,641
Depreciation	4,323	4,559	12,975	13,860
Amortization of intangible assets	6,545	6,836	19,777	20,597
Loss (gain) on sales of assets, net	(354)	686	(1,763)	434
Workforce adjustments	424	1,056	1,616	1,908
Total operating expenses	128,116	135,538	393,013	415,983
Equity in earnings of associated companies	1,825	1,705	6,633	6,114
Operating income	24,655	24,845	79,806	82,575
Non-operating income (expense):
Financial income	141	79	326	258
Interest expense	(15,783)	(18,121)	(49,206)	(55,314)
Debt financing and administrative costs	(1,196)	(1,445)	(4,563)	(4,040)
Gain on insurance settlement	—	—	30,646	—
Other, net	(413)	(1,082)	920	58
Total non-operating expense, net	(17,251)	(20,569)	(21,877)	(59,038)
Income before income taxes	7,404	4,276	57,929	23,537
Income tax expense	3,037	2,141	22,571	9,353
Net income	4,367	2,135	35,358	14,184
Net income attributable to non-controlling interests	(275)	(253)	(801)	(749)
Income attributable to Lee Enterprises, Incorporated	4,092	1,882	34,557	13,435
Other comprehensive loss, net of income taxes	(43)	(192)	(129)	(576)
Comprehensive income attributable to Lee Enterprises, Incorporated	4,049	1,690	34,428	12,859
Earnings per common share:
Basic:	0.08	0.04	0.65	0.26
Diluted:	0.08	0.03	0.64	0.25

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015

Cash provided by operating activities:
Net income	35,358	14,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,752	34,457
Net (gain) loss on sales of assets and insurance settlement	(32,409)	434
Stock compensation expense	1,714	1,645
Distributions greater than earnings of MNI	3,072	1,699
Deferred income tax expense	20,693	8,251
Debt financing and administrative costs	4,563	4,040
Gain on extinguishment of debt	(1,250)	—
Pension contributions	(2,314)	(1,565)
Changes in operating assets and liabilities:
Decrease in receivables	5,614	4,631
Decrease (increase) in inventories and other	(440)	596
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(1,592)	(163)
Decrease in pension, postretirement and postemployment benefit obligations	(3,440)	(2,893)
Change in income taxes receivable or payable	1,604	1,164
Other, net	1,902	(331)
Net cash provided by operating activities	65,827	66,149
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,793)	(7,686)
Decrease in restricted cash	—	441
Insurance settlement	30,646	—
Proceeds from sales of assets	3,983	3,341
Distributions greater than earnings of TNI	1,275	300
Other, net	(500)	(323)
Net cash provided by (required for) investing activities	29,611	(3,927)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	5,000
Payments on long-term debt	(89,340)	(64,750)
Debt financing costs paid	(420)	(477)
Common stock transactions, net	60	205
Net cash required for financing activities	(84,700)	(60,022)
Net increase in cash and cash equivalents	10,738	2,200
Cash and cash equivalents:
Beginning of period	11,134	16,704
End of period	21,872	18,904

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 26, 2016 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2015 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 26, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In the 39 weeks ended June 26, 2016, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities. The proceeds of the settlement were used to repay debt. See Note 4.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Operating revenue	12,231	13,063	41,053	43,035
Operating expenses	10,073	10,936	32,515	34,783
Operating income	2,158	2,127	8,538	8,252
Company's 50% share of operating income	1,080	1,064	4,269	4,127
Less amortization of intangible assets	105	105	314	314
Equity in earnings of TNI	975	959	3,955	3,813

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 26, 2016 and June 28, 2015 we received $1,501,000 and $1,041,000 in distributions, respectively. In the 39 weeks ended June 26, 2016 and June 28, 2015 we received $5,230,000 and $4,113,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $162,000 and $45,000 in the 13 weeks ended June 26, 2016 and June 28, 2015, respectively and $(1,000) and $(153,000) in the 39 weeks ended June 26, 2016 and June 28, 2015, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the periods ending June 2017, 2018, and 2019. Annual amortization of intangible assets is estimated to be $314,000 for June 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Operating revenue	16,263	16,685	49,602	51,580
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,160	13,623	39,819	42,650
Workforce adjustments	13	261	32	318
Depreciation and amortization	410	463	1,303	1,390
Operating income	2,680	2,338	8,448	7,222
Net income	1,699	1,491	5,347	4,603
Equity in earnings of MNI	850	746	2,678	2,301

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 26, 2016 and June 28, 2015 we received dividends of $1,750,000 and $1,000,000, respectively. In the 39 weeks ended June 26, 2016 and June 28, 2015 we received dividends of $5,750,000 and $4,000,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 26 2016

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 26 2016	September 27 2015

Nonamortized intangible assets:
Mastheads	25,102	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,182	687,182
Less accumulated amortization	546,099	526,322
	141,083	160,860
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	166,185	185,962

Annual amortization of intangible assets for the years ending June 2017 to June 2021 is estimated to be $25,166,000, $18,685,000, $16,321,000, $15,249,000 and $14,824,000, respectively.

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

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At June 26, 2016, the principal balance of the Notes totaled $385,000,000.

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

We may repurchase Notes in the open market at any time. In the 39 weeks ended June 26, 2016, we purchased $15,000,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a gain on extinguishment of debt totaling $1,250,000, which is recorded in Other, net non-operating income (expense) in our Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At June 26, 2016, after consideration of letters of credit, we have approximately $33,068,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $119,546,000 at June 26, 2016, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at June 26, 2016, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with additional payments required to be made based on 90% of excess cash flow of Lee Legacy ("Lee Legacy Excess Cash Flow"), as defined, or from proceeds of asset sales, which are not reinvested, as defined, from our subsidiaries other than Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries"). For excess cash flow calculation purposes Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer and TNI. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and is adjusted for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. Lee Legacy excess cash flow for the 13 weeks ended June 26, 2016 totaled $5,992,000 and will be paid in the 13 weeks ending September 25, 2016.

2016 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 27 2015	March 27 2016	June 26 2016	September 25 2016

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	27,000	3,000	—
Excess cash flow payment	—	1,135	6,441	5,992
	11,250	34,385	15,691	12,242

In January 2016, we used $20,000,000 of the proceeds received from an insurance settlement to reduce outstanding debt under our 1st Lien Term Loan. The majority of the remaining proceeds was used to repurchase Notes at a substantial discount.

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $135,736,000 at June 26, 2016, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

Quarterly, we are required to prepare a calculation of excess cash flow of the Pulitzer Subsidiaries ("Pulitzer Excess Cash Flow"). Pulitzer Excess Cash Flow is generally determined as the cash earnings of the Pulitzer Subsidiaries adjusted for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments. Pulitzer Excess Cash Flow also includes a deduction for interest costs incurred under the 2nd Lien Term Loan. Changes to settlement of certain intercompany costs between the

Company and Pulitzer have been affected, with the net result being a reduction in the excess cash flows of Pulitzer from historically reported levels.

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders to prepay amounts under the 2nd Lien Term Loan at par (which offer the 2nd Lien Lenders may accept or reject; if rejected we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility or repurchase Notes in the open market), and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par. Pulitzer Excess Cash Flow payments are required to be paid 45 days after the end of the quarter.

For the last four quarters, Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow	Payment Amount (not rejected)

September 27, 2015	5,143	3,326
December 27, 2015	2,864	1,867
March 27, 2016	2,730	525
June 26, 2016	1,583	*

* The June 26, 2016 Pulitzer Excess Cash Flow payment amount will be determined and made in the 13 weeks ending September 25, 2016.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For the 39 weeks ended June 26, 2016, we repaid $3,545,952 on the 2nd Lien Term loan, at par, with net proceeds from the sale of Pulitzer assets. In 2015, we repaid $5,000,000 of the 2nd Lien Term Loan, at par, due to the sale of real estate at one of our Pulitzer properties.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,132,000 and $4,211,000 in the 13 weeks and 39 weeks ended June 26, 2016. Amortization of such costs is estimated to total $4,888,000 in 2016, $4,217,000 in 2017, $4,299,000 in 2018, $4,090,000 in 2019 and $4,072,000 in 2020. At June 26, 2016 we have $27,598,000 of unamortized debt financing costs recorded in other long term assets in our Consolidated Balance Sheets.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 26 2016	September 27 2015	June 26 2016

Revolving Facility	—	—	5.65
1st Lien Term Loan	119,546	180,872	7.25
Notes	385,000	400,000	9.50
2nd Lien Term Loan	135,736	145,000	12.00
	640,282	725,872
Less current maturities of long-term debt	30,992	25,000
Total long-term debt	609,290	700,872

At June 26, 2016, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.6%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements at June 26, 2016 total $12,242,000 for the remainder of 2016, $25,000,000 in 2017, $25,000,000 in 2018, $57,304,000 in 2019, $0 in 2020 and $520,736,000 thereafter.

Liquidity

At June 26, 2016, after consideration of letters of credit, we have approximately $33,068,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 26, 2016 totals $54,940,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 26, 2016.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Service cost for benefits earned during the period	49	226	147	678
Interest cost on projected benefit obligation	1,515	1,859	4,545	5,577
Expected return on plan assets	(2,174)	(2,466)	(6,522)	(7,398)
Amortization of net loss	599	420	1,797	1,260
Amortization of prior service benefit	(34)	(34)	(102)	(102)
Pension expense (benefit)	(45)	5	(135)	15

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Service cost for benefits earned during the period	16	39	48	117
Interest cost on projected benefit obligation	156	211	468	633
Expected return on plan assets	(331)	(361)	(993)	(1,083)
Amortization of net gain	(273)	(347)	(819)	(1,041)
Amortization of prior service benefit	(365)	(365)	(1,095)	(1,095)
Postretirement medical benefit	(797)	(823)	(2,391)	(2,469)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

In the 13 weeks and 39 weeks ended June 26, 2016 we contributed $826,000 and $2,314,000, respectively to our pension plans. Based on our forecast at June 26, 2016, we expect to contribute $2,280,000 to our pension plans for the remainder of 2016. Based on our forecast at June 26, 2016, we do not expect to contribute to our postretirement medical plans for the remainder of 2016.

6	INCOME TAXES

We recorded income tax expense of $3,037,000 related to income before taxes of $7,404,000 for the 13 weeks ended June 26, 2016. For the 13 weeks ended June 28, 2015, we recorded $2,141,000 in income tax expense related to income taxes before taxes of $4,276,000. The effective income tax rates for the 13 weeks ended June 26, 2016 and June 28, 2015 were 41.0% and 50.1%, respectively. We recorded income tax expense of $22,571,000 related to income before taxes of $57,929,000 for the 39 weeks ended June 26, 2016. For the 39 weeks ended June 28, 2015, we recorded $9,353,000 in income tax expense related to income before taxes of $23,537,000. The effective income tax rates for the 39 weeks ended June 26, 2016 and June 28, 2015 were 39.0% and 39.7%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state income taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect to make any additional significant income tax payments in the current fiscal year.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Income attributable to Lee Enterprises, Incorporated:	4,092	1,882	34,557	13,435
Weighted average common shares	55,735	54,642	55,398	54,352
Less weighted average restricted Common Stock	(2,524)	(2,045)	(2,222)	(1,831)
Basic average common shares	53,211	52,597	53,176	52,521
Dilutive stock options and restricted Common Stock	1,114	1,459	783	1,436
Diluted average common shares	54,325	54,056	53,959	53,957
Earnings per common share:
Basic	0.08	0.04	0.65	0.26
Diluted	0.08	0.03	0.64	0.25

For the 13 and 39 weeks ended June 26, 2016, 6,919,000 and 7,643,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 39 weeks ended June 28, 2015, 6,116,000 and 6,814,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 26, 2016 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2015	1,871	2.71
Exercised	(57)	1.13
Cancelled	(99)	8.78
Outstanding, June 26, 2016	1,715	2.41	4.8	609

Exercisable, June 26, 2016	1,709	2.41	4.8	609

Total unrecognized compensation expense for unvested stock options as of June 26, 2016 is $4,000, which will be recognized over a weighted average period of 0.3 years.

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 26, 2016.

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2015	1,546	3.62
Vested	(8)	3.62
Granted	1,018	1.49
Cancelled	(32)	3.44
Outstanding, June 26, 2016	2,524	2.76
Total unrecognized compensation expense for unvested restricted Common Stock at June 26, 2016 is $2,867,000, which will be recognized over a weighted average period of 1.7 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,859,000, including our 17%

ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of June 30, 2016, based on the most recent data available, the approximate fair value of the private equity investment is $7,500,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $118,575,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $135,736,000 principal amount under the 2nd Lien Term Loan. At June 26, 2016, based on private market price quotations the fair values were $380,187,000 and $138,111,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 27, 2015, March 27, 2016 and June 26, 2016 is $4,240,000, $4,230,000 and $4,645,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 26, 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2015 Annual Report on Form 10-K.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended June 26, 2016" and "39 Weeks Ended June 26, 2016".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 26 2016	June 28 2015	June 26 2016	June 28 2015

Net Income	4,367	2,135	35,358	14,184
Adjusted to exclude
Income tax expense	3,037	2,141	22,571	9,353
Non-operating expenses, net	17,251	20,569	21,877	59,038
Equity in earnings of TNI and MNI	(1,825)	(1,705)	(6,633)	(6,114)
Loss (gain) on sale of assets, net	(354)	686	(1,763)	434
Depreciation and amortization	10,868	11,395	32,752	34,457
Workforce adjustments	424	1,056	1,616	1,908
Stock compensation	550	562	1,714	1,645
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,625	2,464	9,145	8,432
Adjusted EBITDA	36,943	39,303	116,637	123,337

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

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 49 daily newspaper markets, across 22 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our products include:

•	49 daily and 37 Sunday newspapers with subscribers totaling 0.9 million and 1.3 million, respectively, which we believe are read by over three million people in print; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers and their associated digital media remain a valuable source of local news and information attracting large local audiences and is an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers who actively seek our content and serve as an attractive target for our advertisers.

We do not face significant competition from other local daily newspapers in most of our markets, although there is competition for audience in those markets from other media. In our top ten markets by revenue, only two have significant local daily print competition.

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

As of June 26, 2016, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at June 26, 2016 ;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $119,546,000 is outstanding at June 26, 2016; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $135,736,000 is outstanding at June 26, 2016.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 26, 2016, after consideration of letters of credit, we have approximately $33,068,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 26, 2016 totals $54,940,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $155,000,000 in each year from 2011 through the last twelve months ended June 26, 2016, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At June 26, 2016, the principal amount of our outstanding debt totaled $640,282,000. For the last twelve months ended June 26, 2016, the principal amount of our debt, net of cash, is 3.95 times our adjusted EBITDA, compared to a ratio of 4.6 at June 28, 2015.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 26, 2016.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect any significant income tax payments in the current year.

13 WEEKS ENDED JUNE 26, 2016

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 26 2016	June 28 2015	Percent Change

Advertising and marketing services revenue:
Retail	59,181	63,601	(6.9)
Classified	25,562	29,719	(14.0)
National	4,527	4,608	(1.8)
Niche publications and other	3,024	3,006	0.6
Total advertising and marketing services revenue	92,294	100,934	(8.6)
Subscription	47,160	47,394	(0.5)
Digital services	3,541	3,070	15.3
Commercial printing	3,116	3,239	(3.8)
Other	4,835	4,041	19.6
Total operating revenue	150,946	158,678	(4.9)
Operating expenses:
Compensation	57,218	58,442	(2.1)
Newsprint and ink	6,604	7,421	(11.0)
Other operating expenses	53,356	56,538	(5.6)
Workforce adjustments	424	1,056	(59.8)
Cash costs	117,602	123,457	(4.7)
	33,344	35,221	(5.3)
Depreciation and amortization	10,868	11,395	(4.6)
Loss (gain) on sales of assets, net	(354)	686	NM
Equity in earnings of associated companies	1,825	1,705	7.0
Operating income	24,655	24,845	(0.8)
Non-operating income (expense), net	(17,251)	(20,569)	NM
Income before income taxes	7,404	4,276	73.2
Income tax expense	3,037	2,141	41.8
Net income	4,367	2,135	NM
Net income attributable to non-controlling interests	(275)	(253)	8.7
Income attributable to Lee Enterprises, Incorporated	4,092	1,882	NM
Other comprehensive loss, net of income taxes	(43)	(192)	(77.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	4,049	1,690	NM
Earnings per common share:
Basic	0.08	0.04	NM
Diluted	0.08	0.03	NM

References to the "2016 Quarter" refer to the 13 weeks ended June 26, 2016. Similarly, references to the "2015 Quarter" refer to the 13 weeks ended June 28, 2015.

Advertising and Marketing Services Revenue

In the 2016 Quarter, advertising and marketing services revenue decreased $8,640,000, or 8.6%, compared to the 2015 Quarter. Retail advertising decreased 6.9%. The decrease in retail advertising revenue is due to reduced print advertising volume primarily from large retail and big box stores. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 8.3%, partially offsetting print declines.

Classified revenue decreased 14.0% in the 2016 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 4.1%.

National advertising decreased $81,000, or 1.8%. Digital national advertising on a stand-alone basis increased 15.8% as a result of improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing and volume.

Digital advertising and marketing services revenue increased 4.9% to $22,238,000 in the 2016 Quarter, representing 24.1% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 22.2% in the 2016 Quarter. Total digital revenue, including advertising and marketing services and all other digital business, totaled $25,780,000 in the 2016 Quarter, a 6.2% increase over the 2015 Quarter. Print advertising, including preprints and print marketing services revenue, decreased 12.1%.

Subscription and Other Revenue

Subscription revenue decreased $234,000, or 0.5%, in the 2016 Quarter. Revenue declines were due to lower volumes which were not offset by higher subscription rates.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the 2016 Quarter. Sunday circulation totaled 1.3 million.

Digital services revenue increased $471,000, or 15.3%, due in part to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue decreased $123,000, or 3.8%, in the 2016 Quarter due to decreased volume for existing customers at several of our largest markets. Other revenue increased $794,000, or 19.6%, in the 2016 Quarter due to an increase in revenue for delivery of third party newspapers.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 24.5 million unique visitors in the month of June 2016, with 211.6 million million page views. Research in our larger markets indicates we continue to reach over 76% of all adults in the market through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses for the 2016 Quarter decreased 5.5%. Cash costs decreased $5,855,000, or 4.7%, in the 2016 Quarter.

Compensation expense decreased $1,224,000, or 2.1%, in the 2016 Quarter, driven by a decline of 8.7% in average full-time equivalent employees. Significantly higher costs associated with our self-insured medical plan offset some of the reduction in wages.

Newsprint and ink costs decreased $817,000, or 11.0%, in the 2016 Quarter, primarily as a result of a reduction in newsprint volume of 8.7%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $3,182,000, or 5.6%, in the 2016 Quarter. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.

Excluding workforce adjustments, cash costs decreased 4.3% in the 2016 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $424,000 and $1,056,000 in the 2016 Quarter and 2015 Quarter, respectively.

For fiscal year 2016, we expect cash costs excluding workforce adjustments, to decrease between 3.75% to 4.00%.

Results of Operations

Depreciation expense decreased $236,000, or 5.2%, and amortization expense decreased $291,000, or 4.3%, in the 2016 Quarter. Sales of operating assets resulted in a net gain of $354,000 in the 2016 Quarter compared to a loss of $686,000 in the 2015 Quarter.

Equity in earnings of TNI and MNI increased $120,000 in the 2016 Quarter.

The factors noted above resulted in operating income of $24,655,000 in the 2016 Quarter compared to $24,845,000 in the 2015 Quarter.

Nonoperating Income and Expense

Interest expense decreased $2,338,000, or 12.9%, to $15,783,000 in the 2016 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.6% at the end of the 2016 Quarter compared to 9.4% at the end of the 2015 Quarter, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to the reduction of the 1st Lien Term Loan, our lowest cost of debt.

We recognized $1,196,000 of debt financing and administrative costs in the 2016 Quarter compared to $1,445,000 in the 2015 Quarter.

Overall Results

We recognized income tax expense of 41.0% of income before income taxes in the 2016 Quarter and 50.1% in the 2015 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $4,092,000 in the 2016 Quarter compared to $1,882,000 in the 2015 Quarter. We recorded earnings per diluted common share of $0.08 in the 2016 Quarter and $0.03 in the 2015 Quarter. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.08 in the 2016 Quarter, compared to $0.05 in the 2015 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 26 2016		June 28 2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	4,092	0.08	1,882	0.03
Adjustments:
Warrants fair value adjustment	415		1,091
	415	0.01	1,091	0.02
Income attributable to Lee Enterprises, Incorporated, as adjusted	4,507	0.08	2,973	0.05

39 WEEKS ENDED JUNE 26, 2016

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 26 2016	June 28 2015	Percent Change

Operating revenue:
Retail	185,184	201,678	(8.2)
Classified	75,998	87,849	(13.5)
National	16,675	17,134	(2.7)
Niche publications and other	8,805	8,119	8.4
Total advertising and marketing services revenue	286,662	314,780	(8.9)
Subscription	144,249	145,904	(1.1)
Digital services	10,271	9,267	10.8
Commercial printing	9,385	8,830	6.3
Other	15,619	13,663	14.3
Total operating revenue	466,186	492,444	(5.3)
Operating expenses:
Compensation	174,733	181,615	(3.8)
Newsprint and ink	19,343	23,928	(19.2)
Other operating expenses	166,332	173,641	(4.2)
Workforce adjustments	1,616	1,908	(15.3)
Cash costs	362,024	381,092	(5.0)
	104,162	111,352	(6.5)
Depreciation and amortization	32,752	34,457	(4.9)
Loss (gain) on sales of assets, net	(1,763)	434	NM
Equity in earnings of associated companies	6,633	6,114	8.5
Operating income	79,806	82,575	(3.4)
Non-operating expense, net	(21,877)	(59,038)	(62.9)
Income before income taxes	57,929	23,537	NM
Income tax expense	22,571	9,353	NM
Net income	35,358	14,184	NM
Net income attributable to non-controlling interests	(801)	(749)	6.9
Income attributable to Lee Enterprises, Incorporated	34,557	13,435	NM
Other comprehensive loss, net of income taxes	(129)	(576)	(77.6)
Comprehensive income attributable to Lee Enterprises, Incorporated	34,428	12,859	NM
Earnings per common share:
Basic	0.65	0.26	NM
Diluted	0.64	0.25	NM

References to the "2016 Period" refer to the 39 weeks ended June 26, 2016. Similarly, references to the "2015 Period" refer to the 39 weeks ended June 28, 2015.

Advertising and Marketing Services Revenue

In the 2016 Period, advertising and marketing services revenue decreased $28,118,000, or 8.9%, compared to the 2015 Period. Retail advertising decreased 8.2%. The decrease in retail advertising revenue is due to reduced advertising volume primarily from large retail and big box stores. Digital retail advertising on a stand-alone basis increased 9.7%, partially offsetting print declines.

Classified revenue decreased 13.5% in the 2016 Period as we continue to experience a reduction in advertising from automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 5.0%.

National advertising decreased $459,000, or 2.7%. Digital national advertising on a stand-alone basis increased 22.5% due to improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing. Revenue in niche publications and other increased $686,000 or 8.4% mainly attributed to increases in creative service charges.

On a stand-alone basis, digital advertising and marketing services revenue increased 6.0%, to $64,308,000, in the 2016 Period, representing 22.4% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 17.6% in the 2016 Period. Total digital revenue for the 2016 Period, including advertising and marketing services and all other digital business, totaled $74.6 million, an increase of 6.6% from a year ago, representing 16.0% of total operating revenue. Print advertising, including preprints and print marketing services revenue, decreased 12.5%.

Subscription and Other Revenue

Subscription revenue decreased $1,655,000, or 1.1%, in the 2016 Period, as subscription price increases did not offset paid subscriber losses.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 1.0 million in the 2016 Period. Sunday circulation totaled 1.3 million.

Digital services revenue increased $1,004,000, or 10.8%, largely due to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital and agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue increased $555,000, or 6.3%, in the 2016 Period due to new customers at several of our largest markets. Other revenue increased $1,956,000, or 14.3%, in the 2016 Period, due to an increase in revenue for delivery of third party newspapers.

Operating Expenses

Operating expenses for the 2016 Period decreased 5.5%. Cash costs decreased $19,068,000, or 5.0%, in the 2016 Period.

Compensation expense decreased $6,882,000, or 3.8%, in the 2016 Period, driven by a decline in average full time equivalent employees of 8.2%, offset by significantly higher costs associated with our self-insured medical plan.

Newsprint and ink costs decreased $4,585,000, or 19.2%, in the 2016 Period, primarily as a result of a reduction in newsprint volume of 10.6%. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $7,309,000, or 4.2%, in the 2016 Period. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.

Excluding workforce adjustments, cash costs decreased 5.0% in the 2016 Period.

Reduction in staffing resulted in workforce adjustment costs totaling $1,616,000 and $1,908,000 in the 2016 Period and 2015 Period, respectively.

Results of Operations

Depreciation expense decreased $885,000, or 6.4%, and amortization expense decreased $820,000, or 4.0%, in the 2016 Period. Sales of operating assets, which totaled $3,983,000 in the 2016 Period, resulted in a net gain of $1,763,000 in the 2016 Period compared to a net loss of $434,000 in the 2015 Period.

Equity in earnings in associated companies increased $519,000 in the 2016 Period.

The factors noted above resulted in operating income of $79,806,000 in the 2016 Period compared to $82,575,000 in the 2015 Period.

Nonoperating Income and Expense

Interest expense decreased $6,108,000, or 11.0%, to $49,206,000 in the 2016 Period due to lower debt balances.

In the 2016 Period, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

We recognized $4,563,000 of debt financing costs in the 2016 Period compared to $4,040,000 in the 2015 Period related to our 2014 refinancing. We also recognized $1,250,000 gain on extinguishment of debt.

Overall Results

We recognized income tax expense of 39.0% of income before income taxes in the 2016 Period and 39.7% in the 2015 Period. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $34,557,000 in the 2016 Period compared to $13,435,000 in the 2015 Period. We recorded earnings per diluted common share of $0.64 in the 2016 Period and $0.25 in the 2015 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.28 in the 2016 Period and $0.25 in the 2015 Period. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 26 2016		June 28 2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	34,557	0.64	13,435	0.25
Adjustments:
Warrants fair value adjustment	404		312
Gain on insurance settlement	(30,646)		—
	(30,242)		312
Income tax effect of adjustments, net	10,726		—
	(19,516)	(0.36)	312	0.01
Income attributable to Lee Enterprises, Incorporated, as adjusted	15,041	0.28	13,747	0.25

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $65,827,000 in the 2016 Period and $66,149,000 in the 2015 Period. We recorded net income of $35,358,000 in the 2016 Period and $14,184,000 in the 2015 Period. Non-cash debt financing costs charged to expense totaled $4,563,000 in the 2016 Period compared to $4,040,000 in the 2015 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2016 Quarter.

Investing Activities

Cash provided by investing activities totaled $29,611,000 in the 2016 Period compared to cash required for investing activities of $3,927,000 in the 2015 Period. In the 2016 Period, we received $30,646,000 related to an insurance settlement. Capital spending totaled $5,793,000 in the 2016 Period compared to $7,686,000 in the 2015 Period. We received $3,983,000 and $3,341,000 of proceeds from sales of assets in the 2016 Period and the 2015 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2016, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $84,700,000 in the 2016 Period and $60,022,000 in the 2015 Period. Debt reduction accounted for the majority of the usage of funds in both the 2016 Period and the 2015 Period.

Liquidity

At June 26, 2016, after consideration of letters of credit, we have approximately $33,068,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 26, 2016 totals $54,940,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows and certain asset sales, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At June 26, 2016, the principal amount of our outstanding debt totals $640,282,000. For the last twelve months ending June 26, 2016, the principal amount of our debt, net of cash, is 3.95 times our adjusted EBITDA, compared to a ratio of 4.6 at June 28, 2015.

On January 15, 2016, we received payment of $30,646,000 from our insurer for our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our Lee Legacy production facilities. Of the total proceeds received by the Company, in January 2016, $20,000,000 was used to reduce outstanding debt under our 1st Lien Term Loan and the majority of the remaining proceeds were used to buy back Notes with a face value of $10,000,000, at a substantial discount.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 26, 2016.

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

•Certain preventive services provided without additional charge to employees;
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

Wage Laws

In 2016, the Department of Labor ("DOL") published its final rule updating overtime regulations and minimum pay regulations for exempt employees. Among other things, the final rule sets a minimum weekly rate for all exempt employees at $913 per week, more than double the previous limit. The final rule is effective beginning December 1, 2016. The Company is still evaluating the impact of this change and as a result has not determined what, if any, impact it will have on the Company at this time.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At June 26, 2016, 18.7% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $1,195,000 based on $119,546,000 of floating rate debt outstanding at June 26, 2016.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2015 and our 1.0% minimum rate, LIBOR would need to increase approximately 1 basis point for six month borrowing and up to approximately 53 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Several price increases have been implemented from all North American newsprint producers. The current tight balance between supply and demand experienced by U.S. and Canada producers has led to additional price increases by certain of our suppliers.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which the currently announced price increases are successful or future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered. Average cost per metric ton was approximately 7.2% lower in the 13 weeks ended June 26, 2016 compared to the same quarter a year ago.

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

SENSITIVITY TO CHANGES IN VALUE

At June 26, 2016, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $118,575,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $135,736,000 principal amount under the 2nd Lien Term Loan. At June 26, 2016, based on an average of private market price quotations, the fair values were $380,187,000 and $138,111,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	August 5, 2016
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)