Form 10-K
period 2016-09-25
LEE ENTERPRISES, INC
filed 2016-12-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 25, 2016
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a "smaller reporting company" under Rule 12b-2 under the Exchange Act. See the definition of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 31, 2016, such aggregate market value is approximately $93,233,000. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2016. Common Stock, $0.01 par value, 55,562,832 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2017 are incorporated by reference in Part III of this Form 10-K.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2016", "2015", "2014" and the like refer to the fiscal years ended the last Sunday in September.

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
•Change in advertising and subscription demand;
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

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated is a leading provider of local news and information, and a major platform for print and digital advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 49 markets (including TNI Partners ("TNI") and Madison Newspapers ("MNI")), across 21 states, are principally midsize or small. Through our paid and unpaid print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our products include:

•
46 daily and 34 Sunday newspapers with print and digital subscribers totaling 0.8 million and 1.2 million, respectively, for the 13 weeks ended September 25, 2016. We estimate that more than three million people read our printed daily newspapers each day.

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. Community newspapers and their associated digital media are a valuable source of local news and information attracting readers and providing an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers that actively seek our content and serve as an attractive target for our advertisers.

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

In 2014, we completed a comprehensive refinancing of our debt (the "2014 Refinancing"). Final maturities of our debt have been extended to dates from March 2019 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

We experienced significant net losses since 2007 primarily due to non-cash charges for impairment of intangible and other assets in 2013, 2011, 2009 and 2008 and reorganization costs in 2012. Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. We are in compliance with our debt covenants at September 25, 2016. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 3 and 4 of the Notes to Consolidated Financial Statements, included herein, for additional information.

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

We believe the strength of our local brands is the result of the quality and size of our news gathering staff, which allow us to provide the most comprehensive coverage of local news in our markets. In most of our markets, we are the leading source of print and digital news and information. As the digital consumption of news has expanded, we have moved quickly to develop applications that address audience and digital advertising demands for mobile and tablet advertising platforms. As new digital technologies emerge, we expect to move rapidly to make our content available through them and monitize the audience.

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

Accelerate And Expand Digital Revenue Growth

Our digital businesses have experienced rapid growth since 2010. Digital advertising grew 5.6% and reached 25.3% of total advertising and marketing services revenue in the 13 weeks and year ended September 25, 2016. We are growing revenue by offering an expansive array of digital products, including video, digital couponing, behavioral targeting, audience retargeting, banner ads and social networking.

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

Digital national revenue grew 20.4% in 2016, driven by our sweeps program and improved inventory management and pricing. Mobile advertising increased 19.6% and digital retail advertising that represents 60.5% of total digital advertising increased 9.6% in 2016.

INN Partners, L.C. ("TownNews.com"), of which we own 82.5%, provides digital infrastructure and digital publishing services for nearly 1,600 daily and weekly newspapers, along with universities, television stations and niche publications, as well as for us. We believe TownNews.com represents a powerful opportunity for us to drive additional digital revenue. In 2016, digital services revenue, which is primarily TownNews,com, increased to more than $14 million, or 13.7% over 2015.

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

In 2016, no single advertiser accounted for more than 2% of advertising revenue and our top 10 advertisers represented 8.9% of advertising revenue.

Our local sales forces are one of our core strengths. We have strong relationships with businesses in our markets and offer a wide array of products to deliver the advertisers' message. In fact eighty percent of our advertising revenue now comes from local and regional businesses, and our sales executives pitch the power of our audiences directly to these local decision makers.

To address the evolving needs of local advertisers we are changing the way we sell local advertising to maximize our opportunities with small and medium-sized businesses. Local, controllable advertising accounts, in which our local sales teams have direct contact with the advertising decision makers are the core of our business. To address the needs of and better serve these local advertisers we developed the "Edison Project" which is directly aimed at these local advertisers.

With Edison, we are completely restructuring local sales teams and simplifying advertising packages to offer bigger ads and more frequency across our digital and print products.

In our test markets, results from the Edison Project have been very promising and we're expanding Edison into all Lee markets beginning in the first quarter of fiscal 2017, with full implementation expected by the end of the second fiscal quarter.

In addition, our successful Big Pitch initiative targets larger, local accounts such as the big local hardware store or regional hospital group. We pair creative advertising campaigns with our broad suite of products, both digital and print. Because of the success of this program we've added creative resources and accelerated the number of pitches developed providing greater creativity, faster speed to market, and more pitches closed.

Grow Audience Revenue And Engagement

Based on independent audience research conducted on our behalf, for the period January to June 2016, we reached 74% of all adults over the course of a seven-day period in 11 selected markets, which include most of our largest strategic business units. Half of the adults in these markets read our newspapers in print, with 19% being both newspaper readers and visitors to our newspaper digital platforms. Another 17% were exclusive digital users. The remaining 12% primarily used our newspapers to obtain advertising and other information.

Our audiences strength spans across all age groups. Among the 18-29 age group, 15% read our printed newspapers,

while 23% accessed our publications by web, mobile or tablet. Another 11% primarily used our newspapers to obtain advertising and other information.

As media access and delivery vehicles continue to evolve, it is clear that our audiences are evolving and increasingly moving from one delivery platform to another throughout the day and accessing our content in print, on desktops and laptops, and on mobile devices. We seek to grow our audience and engagement on whatever platform they choose by, among other things, continually improving content and presentation to maximize the unique and evolving capabilities of each platform. Our digital audiences are massive. Unique visitors to our digital sites totaled 26.0 million in September 2016, while page views totaled 218.1 million in September 2016.

To serve our readers across all delivery platforms, in 2014, we began to phase in a new subscription model, which is now in place in substantially all of our markets. This model, known as full access, provides subscribers complete access to our print and digital products available in their market for a single subscription rate.

Transforming Our Business And Managing Our Costs

We are transforming our business model and reducing our costs to maintain our margins and cash flows. We have regionalized many staff functions; consolidated and/or selectively outsourced printing and ad production; discontinued unprofitable publications; reduced newsprint volume significantly; and continually seek to improve the efficiencies of our operation and reduce costs. We have reduced personnel while protecting our strengths in news, sales and digital products. In 2016, we reduced cash costs(1) excluding unusual matters 4.8%. We continue our focus on cost efficiencies while investing in revenue drivers.

Generate Strong Adjusted EBITDA(1) With A Commitment To Reduce Our Debt

Throughout the last economic downturn and subsequent recovery, and during a time of unprecedented transition for our industry, we have posted strong adjusted EBITDA. We require modest capital expenditures and pension contributions, and we continue to make significant debt reductions each year. Since 2009, we have dedicated substantially all of our free cash flow to debt repayment, and we intend to continue to use all our available cash to continue to reduce debt.

The principal amount of debt was reduced by $108.7 million in 2016 and totaled $617.2 million as of September 25, 2016. Since 2005, we have reduced debt by over $1 billion and we expect to continue to significantly reduce our debt in 2017. As a result of our debt reductions, interest expense was reduced by $8.2 million in 2016 compared to 2015, providing additional free cash flow for debt service.

In 2016, we received $30,646,000 due to an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our production facilities. The proceeds were used to make voluntary payments on our 1st Lien Term Loan and repurchase Notes (each as defined below) at a substantial discount.

(1)     See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

PULITZER

In 2005, we acquired Pulitzer Inc. (“Pulitzer”). We currently publish 9 daily newspapers that were acquired from Pulitzer and more than 60 weekly newspapers and specialty publications. Pulitzer also owned a 50% interest in TNI, as discussed more fully below. The acquisition was financed primarily with debt and our second lien term loan lenders have a first lien of the Pulitzer assets.

Pulitzer newspaper operations include Bloomington, IL and St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, a variety of specialty publications, and supports its related digital products. St. Louis newspaper operations also include the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

On August 28, 2016 we sold substantially all of the assets of our Provo, Utah newspaper operations, a former Pulitzer newspaper.

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

TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media. Under the amended and restated operating agreement between Star Publishing and Citizen, the Arizona Daily Star remains the separate property of Star Publishing. Results of TNI are accounted for using the equity method. Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen. TNI makes weekly distributions to Star Publishing and Citizen of all available cash.

The TNI agency agreement (“Agency Agreement”), has governed the operation since 1940. Both the Company and Citizen incur certain administrative costs and capital expenditures that are reported by their individual companies. The Agency Agreement expires in 2040, but contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each. Star Publishing and Citizen also have a reciprocal right of first refusal to acquire the 50% interest in TNI owned by Citizen and Star Publishing, respectively, under certain circumstances.

MADISON NEWSPAPERS

We own 50% of the capital stock of MNI and 8.7% of the common stock of The Capital Times Company (“TCT”). TCT owns the remaining 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. MNI makes quarter dividend payments to the Company and TCT.

ADVERTISING AND MARKETING SERVICES

Approximately 61% of our 2016 revenue was derived from advertising and marketing services.

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

Digital advertising consists of display, banner, behavioral targeting, search, rich media, directories, classified or other advertising on websites or mobile devices associated and integrated with our print publications, other digital applications, or on third party websites accessed through the extended audience network. Digital advertising is reported in combination with print advertising in the retail, classified and national categories.

Niche publications are specialty publications, such as lifestyle, business, health or home improvement publications that contain significant amounts of advertising.

Marketing services includes a robust suite of custom digital marketing services that include: SEO, SEM, web and mobile production, social media services and reputation monitoring and management. Our services also include media buying in audience extension networks (outside of those owned and operated by us) such as Centro DSP, Google Ad Exchange and Facebook.

The advertising environment is influenced by the state of the overall economy, including retail sales, unemployment rates, inflation, energy prices and consumer interest rates. Our enterprises are primarily located in midsize and small markets. Historically these markets have been more stable than major metropolitan markets because our focus is on local, rather than national, advertising. More than eighty percent of our advertising revenue is derived from local and regional businesses. We believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer effective advertising channels through which they may reach their customers.

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

SUBSCRIPTION

Approximately 32% of our 2016 revenue was derived from subscriptions to our printed and digital products.

Subscription revenue is derived from the delivery of our leading local news, information and advertising content in print and digitally, via desktop and mobile devices. In 2014, we began the rollout of our full access subscription model, which is now in place in substantially all of our markets. This model provides subscribers access to both the print and digital editions of our newspapers for one price. Digital only options are also available to subscribers.

AUDIENCES

Based on independent research, we estimate that, in an average week, our newspapers and digital products reach approximately 74% of adults in our larger markets. We also measure use of our daily newspapers for advertising, sports scores and entertainment listings ("print users").

Audience reach is summarized as follows:

	All Adults
(Percent, Past Seven Days)	2016	2015	2014	2013	2012

Print only	26.8	31.3	33.1	36.9	37.8
Print and digital	19.3	19.3	20.0	17.8	19.6
Digital only	16.6	12.5	12.1	10.5	9.4
Total readership	62.7	63.1	65.2	65.2	66.8
Print users	11.6	12.8	13.0	13.9	14.7
Total reach	74.3	75.9	78.2	79.1	81.5

Total print reach	57.7	63.4	66.1	68.6	72.1
Total digital reach	35.9	31.8	32.1	28.3	29.0

	Age 18-29
(Percent, Past Seven Days)	2016	2015	2014	2013	2012

Print only	15.3	19.5	20.3	30.7	29.4
Print and digital	16.2	20.2	18.3	15.6	20.5
Digital only	23.4	12.7	15.3	10.5	10.7
Total readership	54.9	52.4	53.9	56.8	60.6
Print users	11.2	19.5	19.5	22.0	23.7
Total reach	66.1	71.9	73.4	78.8	84.3

Total print reach	42.7	59.2	58.1	68.3	73.6
Total digital reach	39.6	32.9	33.6	26.1	31.2

Source:	Lee Enterprises Audience Report, Thoroughbred Research. January-June 2012-2016.
Markets:	11 largest markets in 2012-2016.
Margin of Error:	Total sample +/- 1.2%, Total digital sample +/- 1.3%

After advertising, subscriptions and single copy sales are our largest source of revenue. For the 13 weeks ended September 2016, our daily circulation units, which include TNI and MNI, as measured by the Alliance for Audited Media ("AAM") were 0.8 million and Sunday circulation units were 1.2 million.

Growth in audiences can, over time, also positively impact advertising revenue. Our strategies to grow audiences include continuous improvement of content and promotional efforts to expand our audience. Content can include focus on local news, features, scope of coverage, accuracy, presentation, writing style, tone and type style. Promotional efforts include advertising, contests and other initiatives to increase awareness of our products. Customer service can also influence subscriptions. The introduction in 2010, and continued improvement since, of mobile and tablet applications has positively impacted our digital audiences.

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

Our subscription sales channels continue to evolve through an emphasis on targeted telemarketing, direct mail and email to acquire new subscribers and retain current subscribers.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

St. Louis Post-Dispatch (3)	stltoday.com	St. Louis, MO	113,990		385,690
Arizona Daily Star (5) (3)	azstarnet.com	Tucson, AZ	53,593		105,839
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	61,785		80,900
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	5,883		—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	3,023		—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,624		—
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	58,026		67,773
Central Illinois Newspaper Group
The Pantagraph (3)	pantagraph.com	Bloomington, IL	24,608		28,585
Herald & Review	herald-review.com	Decatur & Mattoon/Charleston, IL	29,734		22,903
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	42,821		49,394
Columbus Telegram	columbustelegram.com	Columbus, NE	4,796		—
Fremont Tribune	fremonttribune.com	Fremont, NE	4,698		—
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	3,352		—
Quad-City Times	qctimes.com	Davenport & Muscatine, IA	38,939		37,473
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	19,252		26,083
Winona Daily News	winonadailynews.com	Winona, MN	6,705		7,681
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	3,501		3,448
Billings Gazette	billingsgazette.com	Billings, MT	28,741		32,627
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	33,913		31,708
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	23,350		26,092
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	21,192		24,214
The Post-Star	poststar.com	Glens Falls, NY	18,942		24,127
Missoula Group
Missoulian	missoulian.com	Missoula, MT	17,627		20,876
Ravalli Republic	ravallinews.com	Hamilton, MT	2,411	(6)	2,239	(6)
The Southern Illinoisan	thesouthern.com	Carbondale, IL	14,096		22,060
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	17,596		21,560
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	11,275		11,613
The Montana Standard	mtstandard.com	Butte, MT	9,204		9,278
The Journal Times	journaltimes.com	Racine, WI	18,396		20,758
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	9,599		9,770
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	8,014		7,904
Casper Star-Tribune	trib.com	Casper, WY	14,913		15,921

			Average Units (1)
Newspaper	Primary Website	Location	Daily (2)		Sunday

Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	13,714		15,287
Elko Daily Free Press	elkodaily.com	Elko, NV	3,303	(6)	—
Globe Gazette	globegazette.com	Mason City, IA	12,123		13,311
The Daily News	tdn.com	Longview, WA	15,025		12,637
Santa Maria Times (3)	santamariatimes.com	Santa Maria, CA	7,854		12,090
Napa Valley Register (3)	napavalleyregister.com	Napa, CA	9,367		9,557
Arizona Daily Sun (3)	azdailysun.com	Flagstaff, AZ	7,763		8,417
The Citizen	auburnpub.com	Auburn, NY	6,711		8,202
The Times and Democrat	thetandd.com	Orangeburg, SC	7,220		7,900
The Sentinel	cumberlink.com	Carlisle, PA	9,009		—
The World (3)	theworldlink.com	Coos Bay, OR	5,508		—
The Sentinel (3)	hanfordsentinel.com	Hanford, CA	4,992		—
The Ledger Independent	maysville-online.com	Maysville, KY	4,349		—
Daily Journal (3)	dailyjournalonline.com	Park Hills, MO	3,600		—
			837,137		1,183,917

(1)	Source: AAM: September 2016 Quarterly Executive Summary Data Report, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday
(3)	Owned by Pulitzer, Inc.
(4)	Owned by MNI.
(5)	Owned by Star Publishing and published through TNI.
(6)	Source: Company statistics.

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

EXECUTIVE TEAM

The following table lists our current executive team members:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	69	June 1999	February 2016	Executive Chairman

Kevin D. Mowbray	54	September 1986	February 2016	President and Chief Executive Officer

Nathan E. Bekke	47	January 1992	February 2015	Vice President - Consumer Sales and Marketing

Paul M. Farrell	61	October 2013	October 2015	Vice President - Sales and Marketing

Robert P. Fleck	54	May 2016	May 2016	Vice President - Business Development

Suzanna M. Frank	46	December 2003	March 2008	Vice President - Audience

Astrid J. Garcia	66	December 2006	December 2013	Vice President - Human Resources

James A. Green	50	March 2013	March 2013	Vice President - Digital

Michael R. Gulledge	56	October 1982	October 2015	Vice President - Advertising Sales Leadership

John M. Humenik	53	December 1998	February 2015	Vice President - News

Ronald A. Mayo	55	May 2015	June 2015	Vice President - Chief Financial Officer and Treasurer

Michele Fennelly White	54	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer
Mary E. Junck was elected Executive Chairman in February 2016. From 2002 - February 2106 she served as President and Chief Executive Officer. She was elected to the Board of Directors of the Company in 1999.

Kevin D. Mowbray was elected President and Chief Executive Officer in February 2016. From April 2015 - February 2016 he was Executive Vice President and Chief Operating Officer. From May 2013 to April 2015 he served as Vice President and Chief Operating Officer. From 2004 to May 2013 he served as a Vice President - Publishing and was Publisher of the St. Louis Post-Dispatch from 2006 until May 2013. He was elected to the Board of Directors of the Company in February 2016.

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

Robert P. Fleck was appointed Vice President - Business Development in May 2016. Prior to joining the Company, he was with The Tribune Company. His 24-year career with Tribune included Executive Vice President of Tribune Publishing Company; General Manager and Senior Vice President for TRIBUNE365; and Senior Vice President of the Chicago Tribune Media Group.

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

John M. Humenik was appointed Vice President - News in February 2015.  He is also president and publisher of the Wisconsin State Journal and president of Madison Newspapers Inc., a position he has held since 2013. He was publisher and editor of the Arizona Daily Star from 2005 to 2010 and additionally served president of Tucson Newspapers Inc until 2013.

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

Ms. Junck and Messrs. Mowbray, Farrell, Green, Gulledge, and Mayo have been designated by the Board of Directors as executive officers for US Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 25, 2016, we had approximately 3,976 employees, including approximately 1,062 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2016 totaled approximately 3,666. We consider our relationships with our employees to be good.
Bargaining units represent 372, or 66%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates through September 2018.
Approximately 35 employees in three additional locations are represented by collective bargaining units.
CORPORATE GOVERNANCE AND PUBLIC INFORMATION

We have a long, substantial history of sound corporate governance practices. Our Board of Directors has a lead independent director, and has had one for many years. Currently, six of nine members of our Board of Directors are independent, as are all members of the Board's Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.

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

DEBT AND LIQUIDITY

We May Have Insufficient Earnings Or Liquidity To Meet Our Future Debt Obligations

We have a substantial amount of debt, as discussed more fully (and certain capitalized terms used below defined) in Item 7,"Liquidity" and Note 5 of the Notes to Consolidated Financial Statements, included herein. Since February 2009, we have satisfied substantially all principal and interest payments due under our debt facilities with our cash flows and asset sales.

As of September 25, 2016, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”) due March 2022, pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is currently outstanding as of September 25, 2016;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") due March 2019 and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $101,304,000 is outstanding at September 25, 2016; and

•
$150,000,000 12.0% second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”) due December 2022, of which $130,863,000 is outstanding at September 25, 2016.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At September 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 25, 2016 totals $50,302,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $153,000,000 in each year from 2011 through 2016, but there can be no assurance that such results will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our continuing cash flows and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At September 25, 2016, the principal amount of our outstanding debt totals $617,167,000. At September 25, 2016 and September 27, 2015 our debt, net of cash, is 3.9 times and 4.4 times our adjusted EBITDA, respectively.

Final maturities of our debt are March 2019 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lenders to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate the repayment of all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 25, 2016.

ECONOMIC CONDITIONS

General Economic Conditions May Continue To Impact Our Revenue And Operating Results

It is difficult to estimate the level of economic growth or contraction as current and future conditions in the economy have an inherent degree of uncertainty. Adverse changes may occur to our business as a result of weak global economic conditions, declining oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, changes in interest rates, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

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

Operating revenue in most categories has decreased since 2007 and may decrease in the future. Such decreases may not be offset by growth in advertising in other categories, such as digital revenue which has been rising since 2010. Historically, newspaper publishing has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions on the part of advertisers. Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending are shifting and may continue to shift from traditional print media to digital media. As media audiences increasingly move to consume news and information digitally, we expect that advertisers will allocate greater portions of their future budgets to digital media advertising, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. If our efforts to adapt to evolving technological developments in the media industry are unsuccessful, or if we fail to correctly anticipate shifts in audience demand and digital media trends, we may be unable to provide the services, media and content that audiences and potential audiences in our markets prefer and we may be unable to provide the returns on ad spending that our advertisers seek. This increased competition and shift to the digital consumption of news and information has had, and may continue to have, an adverse effect on our business and financial results. The digital media industry has greater competitive challenges than print because barriers to entry can be low and geographic location is less relevant.

Technological developments also pose additional challenges that could adversely affect our revenue and competitive position. New delivery platforms may lead to pricing restrictions and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on websites and other digital platforms proliferates.

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

Subscription Revenue

Advertising and subscription revenue is affected by readership of our print publications and digital products. Although our aggregate print and digital audience is relatively stable, subscription sales have nonetheless been declining for many years, reflecting general trends in the newspaper industry, including consumer migration toward digital platforms and other media for news and information. The possibility exists that future subscription price increases may be difficult to accomplish or maintain and as a result subscription sales may decline, and price decreases may be necessary to retain or grow subscription volume. We believe we are maintaining our share of audience in our local markets through digital audience growth and strong print newspaper readership.

As audience attention increasingly focuses on digital media, print circulation of our newspapers may be adversely affected, which may decrease subscription revenue and exacerbate declines in print advertising. We face increasing competition from other digital news sources which can impact subscription revenue. This competition has increased as a result of the continued development of new digital media technologies. To maintain our subscription base, we may be required to incur additional costs that we may not be able to recover through subscription and advertising revenue. We may not be able to achieve a profitable balance between subscription levels and advertising revenue. In addition, if we are not successful in growing our digital businesses, including digital subscription revenue, to offset declines in revenue from our print products, our business, financial condition and prospects will be adversely affected.

In 2014, we began the transition of our subscriptions to full access, including the printed edition, desktop, mobile and tablet. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate digital infrastructure, terms of delivery platforms and other factors. In addition, the metered model and/or the price increases may result in fewer page views or unique visitors to our digital platforms if viewers are unwilling to pay to gain access to our digital content after reaching the maximum number of free articles in a month. Stagnation, or a decline in traffic levels, may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.

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

Our future performance depends to a significant degree upon the development and management of our digital business. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:

•	Continue to increase digital audiences;

•	Attract advertisers to our digital platforms;

•	Maintain or increase the advertising rates on our digital platforms;

•

•	Exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services;

•	Invest funds and resources in digital opportunities; and

•	Partner with, or use services from, providers that can assist us in effectively growing our digital business.

•	Create digital content that is useful and attractive to audiences in our markets.

In addition, we expect that our digital business will continue to increase as a percentage of our total revenue. In 2016, total digital revenue (including revenue from advertising and marketing services and digital services, mainly TownNews.com) comprised 16.4% of total revenue, as compared to 14.5% in 2015. As our digital business becomes a greater portion of our overall business, we will face a number of increased risks from managing our digital operations, including, but not limited, to the following:

•	Continuing training of our sales force to more effectively sell digital advertising, combined digital and print advertising packages versus our historical print advertising business;

•	Attracting and retaining employees with skill sets and the knowledge base needed to successfully operate our digital business; and

•	Managing the transition to a digital business from a historically print-focused business.

OPERATING EXPENSES

We May Not Be Able To Reduce Future Expenses To Offset Potential Revenue Declines

We reduced cash costs(1) of our continuing operations (compensation, newsprint and ink, other operating expenses and workforce adjustments) significantly since 2011. Such expense reductions are not expected to significantly impact our ability to deliver advertising, news or other content to our customers. As a result of the significantly reduced cost structure to date, future cost reductions may not be as significant.

Newsprint comprises approximately five percent of our operating costs. See “Newsprint” in Item 1, and “Commodities” in Item 7A, included herein, for additional information on the risks associated with changes in newsprint costs.

In addition, the technological developments and changes we need to make to our business, may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. As a result, our digital business could suffer if we are unable to make these investments.

(1) See Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

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

Sustained Increases In Costs Of Employee Health And Welfare Benefits May Reduce Our Profitability

In recent years, we experienced significant increases in the cost of employee medical benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Sustained Increases In Funding Requirements Of Our Pension and Postretirement Obligations
May Reduce The Cash Available For Our Business

Pension liabilities, net of plan assets, totaled $55.1 million at September 25, 2016. The Company does not expect to be required to make pension contributions in 2017. At September 25, 2016 the assets of one of our postretirement medical plans exceeded plan liabilities by $9.1 million.

Our pension and postretirement plans invest in a variety of equity and debt securities. Future volatility and disruption in the securities markets could cause declines in the asset values of our pension and postretirement plans. In addition, a decrease in the discount rates or changes to mortality estimates and other assumptions used to determine the liability could increase the benefit obligation of the plans. Unfavorable changes to the plan assets and/or the benefit obligations could increase the level of required contributions above what is currently estimated, which could reduce the cash available for our business. Legislation passed in 2012, 2014 and 2015 temporarily reduced funding requirements for our pension plans, but those payments will eventually need to be restored unless discount rates and/or plan assets increase.

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

One of our enterprise's bargaining units withdrew from representation, and as a result we could be subject to a future claim from the multiemployer pension plan for a withdrawal liability. The amount of such liability, if any, will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the pension plan. The withdrawal liability is expected to be funded over a 20 year period.

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

OTHER

Cybersecurity Risks Could Harm Our Ability To Operate Effectively

In the 13-weeks ended September 25, 2016, 17.5% of our revenue was obtained from digital sources, including advertising and one of our businesses, TownNews.com, that provides digital infrastructure and digital publishing services for us and other companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 201 North Harrison Street, Suite 600, Davenport, Iowa. The initial lease term expires April 30, 2019.

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

Information related to St. Louis facilities at September 25, 2016 is as follows:

(Square Feet)	Owned	Leased

PD LLC	665,000	2,500
Suburban Journals	9,000	4,000

Nearly 43% of our daily newspapers, as well as many of our nearly 300 other publications, are printed at other Company facilities, or such printing is outsourced, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

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

	Quarter Ended
(Dollars)	December	March	June	September

2016
High	2.54	2.20	2.43	3.92
Low	1.43	1.15	1.69	1.74
Closing	1.68	1.80	1.91	3.75

2015
High	3.93	3.73	3.55	3.40
Low	3.07	2.74	2.78	1.36
Closing	3.68	3.17	3.33	2.08

2014
High	3.92	5.42	4.78	4.72
Low	2.60	3.30	3.81	3.24
Closing	3.47	4.47	4.45	3.38

At September 25, 2016, we had 6,350 holders of record of our Common Stock.

Our debt agreements generally limit our ability to pay dividends and repurchase Common Stock unless in each case no default has occurred and we have satisfied certain financial measurements. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 30, 2016 (with September 30, 2011 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright© 2016 Standard & Poor's, a division of S&P Global. All rights reserved.

The value of $100 invested on September 30, 2011 in stock of the Company, the Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2011	2012	2013	2014	2015	2016

Lee Enterprises, Incorporated	100.00	189.74	338.46	433.33	266.67	480.77
Peer Group Index	100.00	163.87	216.20	208.59	198.19	211.93
S&P 500 Stock Index	100.00	130.20	155.39	186.05	184.91	213.44

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The New Peer Group Index is comprised of three U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., The McClatchy Company and The New York Times Company.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2016	2015	2014	2013	2012

OPERATING RESULTS (1)

Operating revenue	614,364	648,543	660,877	677,774	709,580
Operating expenses, excluding depreciation, amortization, and impairment of intangible and other assets	476,413	501,760	505,822	517,047	546,863
Depreciation and amortization	43,441	45,563	48,511	55,527	65,191
Loss (gain) on sales of assets, net	(3,139)	106	(1,338)	110	(52)
Impairment of intangible and other assets (2)	2,185	—	2,980	171,094	1,388
Equity in earnings of associated companies	8,533	8,254	8,297	8,685	7,231
Operating income (loss)	103,997	109,368	113,199	(57,319)	103,421
Financial income	400	337	385	300	236
Interest expense	(64,233)	(72,409)	(79,724)	(89,447)	(83,078)
Debt financing and administration costs	(5,947)	(5,433)	(22,927)	(646)	(2,823)
Gain on insurance settlement	30,646	—	—	—	—
Other, net	(6,668)	6,049	3,028	7,889	(2,533)

Income (loss) from continuing operations	36,019	24,318	7,671	(76,478)	(13,381)
Discontinued operations, net of income taxes	—	—	—	(1,246)	(2,918)
Net income (loss)	36,019	24,318	7,671	(77,724)	(16,299)

Income (loss) attributable to Lee Enterprises, Incorporated	34,961	23,316	6,795	(78,317)	(16,698)

Income (loss) from continuing operations attributable to Lee Enterprises, Incorporated	34,961	23,316	6,795	(77,071)	(13,780)

EARNINGS (LOSS) PER COMMON SHARE

Basic:
Continuing operations	0.66	0.44	0.13	(1.49)	(0.28)
Discontinued operations	—	—	—	(0.02)	(0.06)
	0.66	0.44	0.13	(1.51)	(0.34)

Diluted:
Continuing operations	0.64	0.43	0.13	(1.49)	(0.28)
Discontinued operations	—	—	—	(0.02)	(0.06)
	0.64	0.43	0.13	(1.51)	(0.34)

Weighted average common shares:
Basic	53,198	52,640	52,273	51,833	49,261
Diluted	54,224	53,931	53,736	51,833	49,261

BALANCE SHEET INFORMATION (End of Year)

Total assets	689,126	747,825	811,275	827,705	1,061,136
Debt, including current maturities (3)	617,167	725,872	804,750	847,500	945,850
Debt, net of cash and restricted cash (3)	600,183	714,738	787,605	829,938	931,930
Stockholders' deficit	(128,485)	(159,393)	(178,253)	(170,350)	(114,633)

(1)	2012 includes 53 weeks of business operations. All other years include 52 weeks.

(2)	The Company recorded pretax, non-cash impairment charges to reduce the carrying value of assets as follows:

(Thousands of Dollars)	2016	2015	2014	2013	2012

Continuing operations:
Goodwill	—	—	—	—	—
Non-amortized intangible assets	818	—	1,936	1,567	—
Amortizable intangible assets	—	—	—	169,041	—
Property, equipment and other assets	1,367	—	1,044	486	1,388
	2,185	—	2,980	171,094	1,388

Discontinued operations	—	—	—	—	3,606

(3)	Principal amount of debt, excluding fair value adjustments. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of, and for 2016, 2015 and 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

We use the following non-GAAP financial performance measure for purpose of evaluating our performance and liquidity. We believe that each of the non-GAAP measures provides additional useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance and liquidity of our businesses. The non-GAAP financial measures we use are as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users overall understanding of the operating performance of the Company. The measure isolates, unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and understand how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus nonoperating expenses (net), income tax expenses (benefit), depreciation, amortization, loss (gain) on sale of assets, impairment charges, workforce adjustment costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI curtailment gains.

Adjusted Earnings and Adjusted Earnings Per Diluted Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company on a per share basis excluding unusual and infrequent transactions. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per diluted common share adjusted to exclude both unusual matters and those of a substantially non-recurring nature.

Cash Costs is a non-GAAP financial performance measure of operating expenses that are settled in cash and is useful to investors in understanding the components of the Company's cash operating costs. Generally, the Company provides forward-looking guidance to Cash Costs, which can be used by financial statement users to asses the Company's ability to manage and control its operating cost structure. Cash Costs is defined as compensation, newsprint and ink, other operating expenses and certain unusual matters, such as workforce adjustment costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other unusual matters are excluded. Cash Costs are also presented excluding workforce adjustments, which are paid in cash.

A table reconciling adjusted EBITDA to net income (loss), the most directly comparable measure under GAAP, is set forth below under the caption "Non-GAAP Financial Measures".

Reconciliations of adjusted earnings and adjusted earnings per diluted common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per diluted common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 7, included herein, under the caption “Overall Results”.

The subtotals of operating expenses representing cash costs can be found in tables in Item 7, included herein, under the captions “2016 vs. 2015” and “2015 vs. 2014”.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2016	2015	2014

Net Income	36,019	24,318	7,671
Adjusted to exclude
Income tax expense	22,176	13,594	6,290
Non-operating expenses, net	45,802	71,456	99,238
Equity in earnings of TNI and MNI	(8,533)	(8,254)	(8,297)
Loss (gain) on sale of assets, net	(3,139)	106	(1,338)
Impairment of intangible and other assets	2,185	—	2,980
Depreciation and amortization	43,441	45,563	48,511
Workforce adjustments	1,825	3,304	1,265
Stock compensation	2,306	1,971	1,481
Add:
Ownership share of TNI and MNI EBITDA (50%)	11,705	11,246	11,236
Adjusted EBITDA	153,787	163,304	169,037

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of operations and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis.

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

Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other non-amortized intangible assets, we annually assess qualitative factors affecting our business to determine if the probability of a goodwill impairment is more likely than not. Our assessment includes reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations. This assessment is made as of the first day of our fourth fiscal quarter of each year.

We analyze goodwill and other non-amortized intangible assets for impairment more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate and operating or cash flow losses related to such assets.

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach and a market approach weighted equally.

Under the income approach, fair value is determined by estimating future cash flows discounted to their present value. The market approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. Determining the fair value is judgmental in nature and involves significant estimates and assumptions including estimates of future revenue, cash costs, operating margins, discount rates, valuation multiples of entities engaged in the same or similar lines of business and future economic and market conditions.

There are significant inherent uncertainties and judgments involved in estimating fair value. An extension or deepening of the industry downturn could have a negative impact on the cash flow analysis. While we believe we have used reasonable estimates and assumptions to estimate the fair value of our reporting unit, it is possible that material changes could occur due to factors impacting our industry. If actual results are not consistent with our estimates and assumptions, such as future revenue, operating margins, EBITDA, growth rates and discount rates, we may be required to reassess the fair value of goodwill in the future.

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

In 2016, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2015 , we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was significantly in excess of its carrying value. As a result no goodwill impairment was recorded. In 2014, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%.

In 2016 and 2014, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. We also recorded pretax, non-cash charges to reduce the carrying value of property, equipment and other assets in 2016 and 2014. We recorded deferred income tax benefits related to these charges.

A summary of impairment charges is included in the table below:

(Thousands of Dollars)	2016	2015	2014

Continuing operations:
Non-amortized intangible assets	818	—	1,936
Property, equipment and other assets	1,367	—	1,044
	2,185	—	2,980

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

We file income tax returns with the Internal Revenue Service (“IRS”) and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of the new standard is required in 2019. The adoption of this standard may reclassify certain cash receipts within the Consolidated Statements of Cash Flows.

In March 2016, the FASB issued a new standard with improvements to the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of the new standard is required in 2018. We have not determined the potential effects on the Consolidated Financial Statements.

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

CONTINUING OPERATIONS

2016 vs. 2015

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2016	2015	Percent Change

Advertising and marketing services revenue:
Retail	239,136	262,079	(8.8)
Classified	100,582	116,480	(13.6)
National	22,114	22,422	(1.4)
Niche publications and other	11,631	11,118	4.6
Total advertising and marketing services revenue	373,463	412,099	(9.4)
Subscription	194,002	194,474	(0.2)
Digital services	14,240	12,522	13.7
Commercial printing	12,269	11,875	3.3
Other	20,390	17,573	16.0
Total operating revenue	614,364	648,543	(5.3)
Compensation	229,752	239,028	(3.9)
Newsprint and ink	26,110	30,263	(13.7)
Other operating expenses	218,726	229,165	(4.6)
Workforce adjustments	1,825	3,304	(44.8)
Cash costs	476,413	501,760	(5.1)
	137,951	146,783	(6.0)
Depreciation	17,291	18,418	(6.1)
Amortization	26,150	27,145	(3.7)
Loss (gain) on sales of assets, net	(3,139)	106	NM
Impairment of intangible and other assets	2,185	—	NM
Equity in earnings of associated companies	8,533	8,254	3.4
Operating income	103,997	109,368	(4.9)
Non-operating expense, net	(45,802)	(71,456)	(35.9)
Income from continuing operations before income taxes	58,195	37,912	53.5
Income tax expense	22,176	13,594	63.1
Net income	36,019	24,318	48.1
Net income attributable to non-controlling interests	(1,058)	(1,002)	5.6
Income attributable to Lee Enterprises, Incorporated	34,961	23,316	49.9
Other comprehensive loss, net	(6,503)	(6,445)	0.9
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	28,458	16,871	68.7

Earnings per common share:
Basic	0.66	0.44	47.7
Diluted	0.64	0.43	48.8

Advertising and Marketing Services Revenue

In 2016 advertising and marketing services revenue decreased $38,636,000, or 9.4% compared to 2015. Retail advertising decreased 8.8%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from large retailers, big box stores and classifieds. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 9.6%, partially offsetting print declines.

Classified revenue decreased $15,898,000, or 13.6% in 2016 as we continue to experience a reduction in print and digital advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis decreased 5.5%.

National advertising decreased $308,000, or 1.4%. Digital national advertising on a stand-alone basis increased 20.4% as a result of improved inventory management of available ad positions offered on the national advertising exchanges and improved pricing. Revenue in niche publications and other increased $513,000, or 4.6% mainly attributed to increases in creative service charges.

On a stand alone basis, digital advertising and marketing services revenue increased 5.6%, to $86,279,000 in 2016, representing 23.1% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 19.6% in 2016. Total digital revenue, including advertising and marketing services and all other digital business, totaled $100,519,000 in 2016, an increase of 6.6% from a year ago, representing 16.4% of total operating revenue. Print advertising, including preprints and print marketing services revenue decreased 13.1%.

Subscription and Other Revenue

Subscription revenue decreased $472,000, or 0.2% in 2016. Subscription revenue was virtually flat as price increases and the addition of premium content days with higher single day pricing almost completely offset revenue declines from print subscription units loses.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the September 2016 quarter. Sunday circulation totaled 1.2 million.

Digital services revenue increased $1,718,000, or 13.7% in 2016, largely due to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue increased 3.3% in 2016, due to new customers offset by decreased volume for existing customers at several of our larger markets. Other revenue increased $2,817,000, or 16.0% in 2016, due to an increase in revenue for delivery of third party newspapers.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 26.0 million unique visitors in the quarter ended September 2016, with 218.1 million page views. Research in our larger markets indicates we continue to reach over 74% of all adults in the market through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses decreased 5.2% in 2016. Cash costs decreased by $25,347,000, or 5.1% in 2016.

Compensation expense decreased $9,276,000, or 3.9% in 2016, driven by a decline of 7.9% in average full-time equivalent employees. Costs associated with our self-insured medical plan increased $4.0 million in 2016 due to higher claims costs compared to 2015, offsetting some of the costs due to the reduction in full-time equivalent employees.

Newsprint and ink costs decreased $4,153,000, or 13.7% in 2015, primarily as a result of reduction in newsprint volume of 10.7%. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $10,439,000, or 4.6% in 2016. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.
Excluding workforce adjustments, cash costs decreased 4.8% in 2016.

Reductions in staffing resulted in workforce adjustment costs totaling $1,825,000 and $3,304,000 in 2016 and 2015, respectively.

For fiscal year 2017, we expect cash costs excluding workforce adjustments on a same property basis, to decrease between 2.5% to 3.5%.

Results of Operations

Depreciation expense decreased $1,127,000, or 6.1%, and amortization expense decreased $995,000, or 3.7% in 2016. Sales of operating assets including the sale of the Provo Daily Herald in August 2016, resulted in a net gain of $3,139,000 in 2016 compared to a net loss of $106,000 in 2015.

In 2016, we recorded a $818,000 non-cash charge to reduce the carrying values of certain non-amortized intangible assets to fair value. We also recorded $1,367,000 pre-tax, non-cash charges for assets considered other than temporarily impaired in 2016.

Equity in earnings of TNI and MNI increased $279,000 in 2016.

The factors noted above resulted in operating income of $103,997,000 in 2016 compared to $109,368,000 in 2015.

Nonoperating Income and Expenses

Interest expense decreased $8,176,000, or 11.3%, to $64,233,000 in 2016 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, increased to 9.7% in 2016 compared to 9.4% in 2015, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to reduction on the 1st Lien Term Loan, our lowest cost of debt.

In 2016, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our production facilities.

We recognized $5,947,000 of debt financing and administrative costs in 2016 compared to $5,433,000 in 2015.

As more fully discussed in Note 4 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock, we recorded non-operating expenses related to the increase in the value of the Warrants of $7,520,000 in 2016 and non-operating income related to the decrease in the value of the Warrants of $6,568,000, in 2015.

Overall Results

We recognized income tax expense at 38.1% of income before income taxes in 2016 and 35.9% in 2015. See Note 10 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the differences between the expected federal income tax rate to the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $34,961,000 in 2016 compared to $23,316,000 in 2015. We recorded earnings per diluted common share of $0.64 in 2016 and $0.43 in 2015. Excluding unusual matters, as detailed in the table below, adjusted earnings per diluted common share were $0.42 in 2016, compared to $0.31 in 2015. Per share amounts may not add due to rounding.

	2016		2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	34,961	0.64	23,316	0.43
Adjustments:
Warrants fair value adjustment	7,519		(6,568)
Gain on insurance settlement	(30,646)		—
	(23,127)		(6,568)
Income tax effect of adjustments, net	10,726		—
	(12,401)	(0.23)	(6,568)	(0.12)
Income attributable to Lee Enterprises, Incorporated, as adjusted	22,560	0.42	16,748	0.31

2015 vs. 2014

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2015	2014	Percent Change

Advertising and marketing services revenue:
Retail	262,079	282,044	(7.1)
Classified	116,480	126,277	(7.8)
National	22,422	24,867	(9.8)
Niche publications and other	11,118	10,059	10.5
Total advertising and marketing services revenue	412,099	443,247	(7.0)
Subscription	194,474	176,826	10.0
Digital services	12,522	10,181	23.0
Commercial printing	11,875	12,050	(1.5)
Other	17,573	18,573	(5.4)
Total operating revenue	648,543	660,877	(1.9)
Compensation	239,028	243,054	(1.7)
Newsprint and ink	30,263	37,994	(20.3)
Other operating expenses	229,165	223,509	2.5
Workforce adjustments	3,304	1,265	NM
Cash costs	501,760	505,822	(0.8)
	146,783	155,055	(5.3)
Depreciation	18,418	20,920	(12.0)
Amortization	27,145	27,591	(1.6)
Loss (gain) on sales of assets, net	106	(1,338)	NM
Impairment of intangible and other assets	—	2,980	NM
Equity in earnings of associated companies	8,254	8,297	(0.5)
Operating income	109,368	113,199	(3.4)
Non-operating expense, net	(71,456)	(99,238)	(28.0)
Income from continuing operations before income taxes	37,912	13,961	NM
Income tax expense	13,594	6,290	NM
Net income	24,318	7,671	NM
Net income attributable to non-controlling interests	(1,002)	(876)	14.4
Income attributable to Lee Enterprises, Incorporated	23,316	6,795	NM
Other comprehensive loss, net	(6,445)	(17,497)	(63.2)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	16,871	(10,702)	NM

Earnings per common share:
Basic	0.44	0.13	NM
Diluted	0.43	0.13	NM

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

Advertising and Marketing Services Revenue

In 2015 advertising and marketing services revenue decreased $31,148,000, or 7.0%, compared to 2014. Retail advertising decreased 7.1%. The decrease in retail advertising revenue is due to reduced advertising volume primarily from large retail and big box stores. Digital retail advertising on a stand-alone basis increased 5.6%, partially offsetting print declines.

Classified revenue decreased $9,797,000, or 7.8% in 2015 as we continue to experience a reduction in print advertising from automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis increased 7.0%, partially offsetting print declines.

National advertising decreased $2,445,000 or 9.8%. Digital national advertising on a stand-alone basis increased 16.9% due to improved management of available ad positions offered on the national advertising exchanges and improved pricing. Advertising in niche publications and other increased $1,059,000, or 10.5%.

On a stand-alone basis, digital advertising and marketing services revenue increased 6.9%, to $81,735,000 in 2015, representing 19.8% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 24.8% in 2015. Total digital revenue for 2015, including advertising and marketing services and all other digital business, totaled $94 million, an increase of 8.8% from a year ago, representing 14.5% of total operating revenue. Print advertising, including preprints and print marketing services revenue decreased 9.9%

Subscription and Other Revenue

Subscription revenue increased $17,648,000, or 10.0% in 2015. Excluding the impact of the subscription-related expense reclassification, subscription revenue increased 3.6% or $6,055,000. The increase in subscription revenue in 2016 is primarily due to the effect of our full access subscription model, price increases and the addition of premium content days with higher single day pricing, in part offset by a decline in print units.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the September 2015 quarter. Sunday circulation totaled 1.3 million.

Digital services revenue increased $2,341,000, or 23.0% in 2015, largely due to TownNews.com. Commercial printing revenue decreased $175,000, or 1.5% in 2015 due to decreased volume for existing customers at several of our large markets. Other revenue decreased $1,000,000, or 5.4%.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted 24.9 million unique visitors in the month of September 2015, with 221.4 million page views. Research in our larger markets indicates we are maintaining our share of audience through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses decreased 1.5%, and cash cost decreased $4,062,000, or 0.8% in 2015. Excluding the impact of the subscription-related expense reclassification, cash costs decreased 3.1%. Also excluding workforce adjustments and the subscription-related expense reclassification, cash costs decreased 3.6% in 2015 or $17,694,000.

Compensation expense decreased $4,026,000, or 1.7% in 2015, driven by a decline in average full-time equivalent employees of 4.2%, partially offset by company-wide compensation increases in January 2015.

Newsprint and ink costs decreased $7,731,000, or 20.3% in 2015, primarily as a result of lower newsprint prices and a reduction in newsprint volume of 12.3%%. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of good sold, facility expenses among others, increased $5,656,000, or 2.5% in 2015, due to the subscription-related expense reclassification. Excluding the impact of the subscription-related expenses reclassification, other operating expenses decreased 2.7%.

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

Results of Operations

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

Nonoperating Income and Expenses

Interest expense decreased $7,315,000 or 9.2%, to $72,409,000 in 2015 due to lower debt balances.

We recognized $5,433,000 of debt financing and administrative costs in 2015 compared to $22,927,000 in 2014. The decrease is related to the costs charged to expense at the closing of the 2014 Refinancing. Also in 2014, we recorded a $2,300,000 loss related to a litigation settlement.

Due to the decrease in the price of our Common Stock, we recorded non-operating income related to the decrease in the value of the Warrants of $6,568,000 and $6,122,000, in 2015 and 2014, respectively.

Overall Results

We recognized income tax expense at 35.9% of income before income taxes in 2015 and 45.1% in 2014. See Note 10 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $23,316,000 in 2015 compared to $6,795,000 in 2014. We recorded earnings per diluted common share of $0.43 in 2015 and $0.13 in 2014. Excluding unusual matters, as detailed in the table below, adjusted earnings per diluted common share were $0.31 in 2015, compared to $0.26 in 2014. Per share amounts may not add due to rounding.

	2015		2014
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	23,316	0.43	6,795	0.13
Adjustments:
Warrants fair value adjustment	(6,568)		(6,122)
Expenses related to the 2014 Refinancing	—		20,591
	10,180		14,469
Income tax effect of adjustments, net	—		(7,380)
	10,180	(0.12)	7,089	0.13
Income attributable to Lee Enterprises, Incorporated, as adjusted	16,748	0.31	13,884	0.26

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $79,190,000, $74,476,000 and $82,075,000 in 2016, 2015 and 2014, respectively. We recorded net income of $36,019,000, $24,318,000 and $7,671,000 in 2016, 2015 and 2014, respectively. Non-cash debt financing and administration costs charged to expense totaled $5,947,000, $5,433,000, and $22,927,000 in 2016, 2015 and 2014, respectively. Changes in operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in 2016 and 2015.

Pension liabilities, net of plan assets, totaled $55.1 million as of September 25, 2016. No contributions to pension plans are expected in 2017.

Investing Activities

Cash required for investing activities totaled $34,508,000, $208,000 and $9,284,000 in 2016, 2015 and 2014, respectively. Capital spending totaled $7,091,000 in 2016, $9,707,000 in 2015 and $13,661,000 in 2014. In 2016 we received proceeds of $30,646,000 related to an insurance settlement. We received $9,878,000, $8,871,000 and $4,485,000 in proceeds from sales of assets in 2016, 2015 and 2014, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2017, and other requirements, will be available from internally generated funds, or available under our Revolving Facility.

Financing Activities

Cash required for financing activities for continued operations totaled $107,848,000 in 2016, $79,838,000 in 2015 and $73,649,000 in 2014. We paid $422,000, $733,000 and $31,587,000 of debt financing and administrative costs in 2016, 2015 and 2014, respectively. The increase in such costs in 2014 was due to the 2014 Refinancing. Debt reduction accounted for the majority of the remaining usage of funds in all years.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 25 2016	September 27 2015	September 25 2016

Revolving Facility	—	—	5.65
1st Lien Term Loan	101,304	180,872	7.25
Notes	385,000	400,000	9.50
2nd Lien Term Loan	130,863	145,000	12.00
	617,167	725,872
Less current maturities of long-term debt	25,070	25,000
Total long-term debt	592,097	700,872

At September 25, 2016, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.7%.

Aggregate maturities of debt total $25,070,000 in 2017, $25,000,000 in 2018 $51,234,000 in 2019, $0 in 2020 and $515,863,000 thereafter. In addition to mandatory paydowns, the first lien and 2nd lien term loans require excess cash flow payments based on calculations defined in the credit agreements. See Note 4 of the Notes to the Consolidated Financial Statements.

Liquidity

At September 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 25, 2016 totals $50,302,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At September 25, 2016, the principal amount of our outstanding debt totals $617,167,000. For the last twelve months ending September 25, 2016, the principal amount of our debt, net of cash, is 3.9 times our adjusted EBITDA, compared to a ratio of 4.4 times at September 27, 2015.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 25, 2016.

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

Other Matters

Cash and cash equivalents increased $5,850,000 in 2016 and decreased $5,570,000 and $858,000 in 2015 and 2014, respectively.

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

Wage Laws

In 2016, the Department of Labor ("DOL") published its final rule updating overtime regulations and minimum pay regulations for exempt employees. Among other things, the final rule establishes a minimum weekly rate for all exempt employees of $913 per week, more than double the previous limit. The final rule was scheduled to be effective beginning December 1, 2016. However, recently a federal district court issued a preliminary injunction on the rule becoming final. Until a final ruling is issued, the Company cannot determine what impact this rule will have.

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 25, 2016:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	617,167	25,070	76,234	—	515,863
Interest expense (2)(3)	300,960	58,490	110,457	104,557	27,456
Operating lease obligations	12,392	3,065	3,918	1,633	3,776
Capital expenditure commitments	479	479	—	—	—
	930,998	87,104	190,609	106,190	547,095

(1)
Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments under the 1st Lien Credit Facility, Notes and the 2nd Lien Term Loan. While excess cash flow payments are based on actual performance, we expect to make substantial voluntary and excess cash flow payments on the debt currently outstanding, in the next five years. See Note 5 of the Notes to the Consolidated Financial Statements, included herein.

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

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate no cash requirements for these obligations in 2017. See Notes 5 and 6 of the Notes to the Consolidated Financial Statements, included herein.

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 10 of the Notes to the Consolidated Financial Statements, included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At September 25, 2016, 16.4% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $1,013 based on $101,304,000 of floating rate debt outstanding at September 25, 2016.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in October 2016 and our 1.0% minimum rate, LIBOR would need to increase approximately 47 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Several price increases have been implemented from all North American newsprint producers in the first nine months of 2016. Facing constant North American and worldwide demand decline, U.S. and Canadian producers continue to manage supply capacity via temporary and permanent production capacity reduction.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which a current announced price increases are successful or future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered. Average cost per metric ton was approximately 15% higher at the end of September 2016 compared to the same period a year ago.

Long term supply strategy takes potential capacity closures into consideration and aligns the Company with suppliers most likely to continue to supply the North American newsprint market and our print locations.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $483,000, based on anticipated consumption in 2017, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which will temporarily mitigate the impact of future price changes.

SENSITIVITY TO CHANGES IN VALUE

At September 25, 2016, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $101,240,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $130,863,000 principal amount under the 2nd Lien Term Loan. At September 25, 2016, based on an average of private market price quotations, the fair values were $399,437,000 and $136,833,000 for the Notes and 2nd Lien Term Loan, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 25, 2016, the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 25, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lee Enterprises, Incorporated:
We have audited Lee Enterprises, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lee Enterprises, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries as of September 25, 2016 and September 27, 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 25, 2016, September 27, 2015, and September 28, 2014, and our report dated December 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2017, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income (Loss) - Years ended September 25, 2016, September 27, 2015 and September 28, 2014
Consolidated Balance Sheets - September 25, 2016 and September 27, 2015
Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 25, 2016, September 27, 2015 and September 28, 2014
Consolidated Statements of Cash Flows - Years ended September 25, 2016, September 27, 2015 and September 28, 2014
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of December 2016.

LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Ronald A. Mayo
Kevin D. Mowbray	Ronald A. Mayo
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 9th day of December 2016.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Executive Chairman and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Gregory P. Schermer	Director
Gregory P. Schermer

/s/ Ronald A. Mayo	Vice President, Chief Financial Officer and Treasurer
Ronald A. Mayo

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2016	2015	2014

Operating revenue:
Advertising and marketing services	373,463	412,099	443,247
Subscription	194,002	194,474	176,826
Other	46,899	41,970	40,804
Total operating revenue	614,364	648,543	660,877
Operating expenses:
Compensation	229,752	239,028	243,054
Newsprint and ink	26,110	30,263	37,994
Other operating expenses	218,726	229,165	223,509
Depreciation	17,291	18,418	20,920
Amortization of intangible assets	26,150	27,145	27,591
Impairment of intangible and other assets	2,185	—	2,980
Loss (gain) on sales of assets, net	(3,139)	106	(1,338)
Workforce adjustments	1,825	3,304	1,265
Total operating expenses	518,900	547,429	555,975
Equity in earnings of associated companies	8,533	8,254	8,297
Operating income	103,997	109,368	113,199
Non-operating income (expense):
Financial income	400	337	385
Interest expense	(64,233)	(72,409)	(79,724)
Debt financing and administrative costs	(5,947)	(5,433)	(22,927)
Gain on insurance settlement	30,646	—	—
Other, net	(6,668)	6,049	3,028
Total non-operating expense, net	(45,802)	(71,456)	(99,238)
Income before income taxes	58,195	37,912	13,961
Income tax expense	22,176	13,594	6,290
Net income	36,019	24,318	7,671
Net income attributable to non-controlling interests	(1,058)	(1,002)	(876)
Income attributable to Lee Enterprises, Incorporated	34,961	23,316	6,795
Other comprehensive loss, net of income taxes	(6,503)	(6,445)	(17,497)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	28,458	16,871	(10,702)

Earnings per common share:
Basic:	0.66	0.44	0.13
Diluted:	0.64	0.43	0.13

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 25 2016	September 27 2015

ASSETS

Current assets:
Cash and cash equivalents	16,984	11,134
Accounts receivable, less allowance for doubtful accounts:
2016 $4,327; 2015 $4,194	51,334	58,899
Income taxes receivable	—	413
Inventories	4,252	3,914
Other	4,683	8,304
Total current assets	77,253	82,664
Investments:
Associated companies	29,716	35,069
Other	9,488	9,083
Total investments	39,204	44,152
Property and equipment:
Land and improvements	21,028	22,257
Buildings and improvements	174,164	179,731
Equipment	279,770	290,127
Construction in process	823	997
	475,785	493,112
Less accumulated depreciation	347,223	349,343
Property and equipment, net	128,562	143,769
Goodwill	243,729	243,729
Other intangible assets, net	158,354	185,962
Medical plan assets, net	14,063	13,421
Other	27,961	34,128

Total assets	689,126	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 25 2016	September 27 2015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	25,070	25,000
Accounts payable	18,143	20,113
Compensation and other accrued liabilities	23,884	27,055
Accrued interest	2,895	4,184
Income taxes payable	665	—
Unearned revenue	28,361	28,929
Total current liabilities	99,018	105,281
Long-term debt, net of current maturities	592,097	700,872
Pension obligations	55,148	52,522
Postretirement and postemployment benefit obligations	10,717	11,060
Deferred income taxes	38,308	22,137
Income taxes payable	5,016	4,856
Warrants and other	16,363	9,680
Total liabilities	816,667	906,408
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	558	547
September 25, 2016; 55,771 shares; $0.01 par value
September 27, 2015; 54,679 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	249,740	247,302
Accumulated deficit	(356,005)	(390,966)
Accumulated other comprehensive loss	(22,778)	(16,276)
Total stockholders' deficit	(128,485)	(159,393)
Non-controlling interests	944	810
Total deficit	(127,541)	(158,583)
Total liabilities and deficit	689,126	747,825

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2016	2015	2014	2016	2015	2014

Common Stock:
Balance, beginning of year	547	537	524	54,679	53,747	52,434
Shares issued	11	10	13	1,092	932	1,313
Balance, end of year	558	547	537	55,771	54,679	53,747
Additional paid-in capital:
Balance, beginning of year	247,302	245,323	242,537
Stock compensation	2,306	1,971	1,481
Shares issued	132	8	1,305
Balance, end of year	249,740	247,302	245,323
Accumulated deficit:
Balance, beginning of year	(390,966)	(414,282)	(421,077)
Net income	36,019	24,318	7,671
Net income attributable to non-controlling interests	(1,058)	(1,002)	(876)
Balance, end of year	(356,005)	(390,966)	(414,282)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(16,276)	(9,831)	7,666
Change in pension and postretirement benefits	(11,001)	(10,973)	(29,591)
Deferred income taxes, net	4,499	4,528	12,094
Balance, end of year	(22,778)	(16,276)	(9,831)
Total stockholders' deficit	(128,485)	(159,393)	(178,253)	55,771	54,679	53,747

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2016	2015	2014

Cash provided by operating activities:
Net income	36,019	24,318	7,671
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	43,441	45,563	48,511
Net (gain) loss on sales of assets	(3,139)	106	(1,338)
Insurance settlement	(30,646)	—	—
Impairment of intangible and other assets	2,185	—	2,980
Distributions greater than earnings of MNI	3,777	2,084	1,366
Stock compensation expense	2,306	1,971	1,481
Amortization of debt fair value adjustment	—	—	2,394
Deferred income tax expense	20,669	12,764	6,425
Debt financing and administrative costs	5,947	5,433	22,927
Gain on extinguishment of debt	(1,250)	—	—
Pension contributions	(4,604)	(3,577)	(1,435)
Changes in operating assets and liabilities:
Decrease in receivables	6,933	3,444	872
Decrease in inventories and other	617	3,122	217
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(8,327)	(9,587)	(5,315)
Decrease in pension, postretirement and postemployment benefit obligations	(4,757)	(3,627)	(4,643)
Change in income taxes receivable or payable	1,238	(34)	5,854
Other, net	8,781	(7,504)	(5,892)
Net cash provided by operating activities	79,190	74,476	82,075
Cash provided by (required for) investing activities:
Purchases of property and equipment	(7,091)	(9,707)	(13,661)
Decrease (increase) in restricted cash	—	441	(441)
Insurance settlement	30,646	—	—
Proceeds from sales of assets	9,878	8,871	4,485
Distributions greater than earnings of TNI	1,575	637	333
Other, net	(500)	(450)	—
Net cash provided by (required for) investing activities	34,508	(208)	(9,284)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	5,000	5,000	805,000
Payments on long-term debt	(112,455)	(83,878)	(847,750)
Debt financing and administrative costs paid	(422)	(733)	(31,587)
Common stock transactions, net	29	(227)	688
Net cash required for financing activities	(107,848)	(79,838)	(73,649)
Net increase (decrease) in cash and cash equivalents	5,850	(5,570)	(858)
Cash and cash equivalents:
Beginning of year	11,134	16,704	17,562
End of year	16,984	11,134	16,704

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2016", "2015", "2014" and the like refer to the fiscal years ended the last Sunday in September.

Lee Enterprises, Incorporated is a leading provider of local news and information and a major platform for advertising, Primarily in midsize markets, with 48 daily newspapers and a joint interest in four others, rapidly growing digital products and nearly 300 weekly newspapers and specialty publications in 21 states. We currently operate in a single operating segment.

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in TownNews.com. TNI and MNI are accounted for under the equity method. Results of TownNews.com are consolidated.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September.

Subsequent Events

We have evaluated subsequent events through December 9, 2016. No events have occurred subsequent to September 25, 2016 that require disclosure or recognition in these financial statements, except as included herein.

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

Inventories

Newsprint inventories are priced at the lower of cost or market, with cost being determined by the first-in, first-out or last-in, first-out methods. Newsprint inventories at September 25, 2016 and September 27, 2015 are less than replacement cost by $1,900,000 and $1,780,000, respectively.

The components of newsprint inventory by cost method are as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

First-in, first-out	1,064	786
Last-in, first-out	1,627	1,547
	2,691	2,333

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

We capitalize interest as a component of the cost of constructing major facilities. At September 25, 2016 and September 27, 2015, capitalized interest was not significant.

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

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method as follows:

Years

Customer lists	15 - 23
Newspaper subscriber lists	12 - 33
Non-compete and consulting agreements	15

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

Should we determine that a goodwill impairment is more likely than not, we make a determination of the fair value of our business. Fair value is determined using a combination of an income approach and a market approach weighted equally.

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

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in impairment charges in the future. See Note 3.

Non-controlling Interest

Non-controlling interest in earnings of TownNews.com is recognized in the Consolidated Financial Statements.

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

Advertising Costs

A substantial amount of our advertising and promotion consists of advertising placed in our own publications and digital platforms, using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

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

Investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy.

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

We also have 6,000,000 warrants outstanding to purchase shares of our Common Stock. Warrants are recorded at fair value determined using the Black-Scholes option pricing formula. See Notes 4, 8 and 11.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $5,107,000 at September 25, 2016 are outstanding in support of our insurance program.

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

Income or loss of TNI is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

ASSETS

Current assets	5,107	5,761
Investments and other assets	12	33
Total assets	5,119	5,794

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	6,484	4,787
Members' equity	(1,365)	1,007
Total liabilities and members' equity	5,119	5,794

Summarized results of TNI are as follows:

(Thousands of Dollars)	2016	2015	2014

Operating revenue	52,761	55,926	57,892
Operating expenses	41,804	45,413	47,229
Operating income	10,957	10,513	10,663

Company's 50% share	5,478	5,256	5,331
Less amortization of intangible assets	418	418	418
Equity in earnings of TNI	5,060	4,838	4,913

TNI makes weekly distributions of its earnings. We received $6,636,000, $5,475,000 and $5,246,000 in distributions in 2016, 2015 and 2014, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income (Loss). These amounts totaled $149,000, $(254,000),and $(60,000), in 2016, 2015 and 2014, respectively. Fees for editorial services provided to TNI by Star Publishing totaled $5,599,000, $5,492,000, and $5,908,000 in 2016, 2015 and 2014, respectively.

At September 25, 2016, the carrying value of the Company's 50% investment in TNI is $15,933,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $4,554,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 3.

Annual amortization of intangible assets is estimated to be $418,000 in 2017, 2018, 2019, and $280,000 in 2020.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

ASSETS

Current assets	12,320	18,255
Investments and other assets	33,364	34,209
Total assets	45,684	52,464

LIABILITIES AND MEMBERS' EQUITY

Current liabilities	8,391	8,100
Other liabilities	9,500	9,235
Stockholders' equity	27,793	35,129
Total liabilities and stockholders' equity	45,684	52,464

Summarized results of MNI are as follows:

(Thousands of Dollars)	2016	2015	2014

Operating revenue	65,172	67,264	67,478
Operating expenses, excluding workforce adjustments, depreciation and amortization	52,646	54,795	55,393
Workforce adjustments	39	459	244
Depreciation and amortization	1,684	1,630	1,626
Operating income	10,803	10,380	10,215
Net income	6,947	6,832	6,768
Equity in earnings of MNI	3,473	3,416	3,384

MNI makes quarterly distributions of its earnings. We received $7,250,000, $5,500,000 and $4,750,000 in distributions in 2016, 2015 and 2014, respectively.

Fees for editorial services provided to MNI by us are included in other revenue in the Consolidated Statements of Operations and Comprehensive Income and totaled $7,099,000, $7,242,000 and $7,050,000, in 2016, 2015 and 2014, respectively.

At September 25, 2016, the carrying value of the Company's 50% investment in MNI is $13,896,000.

3    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2016	2015

Goodwill, gross amount	1,532,458	1,532,458
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, end of year	243,729	243,729

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 25 2016	September 27 2015

Non-amortized intangible assets:
Mastheads	23,644	25,102
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,182	687,182
Less accumulated amortization	552,472	526,322
	134,710	160,860
Non-compete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
	158,354	185,962

In 2016, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%. In 2015, we performed additional quantitative analysis of the carrying value of our goodwill and concluded the implied fair value of goodwill was significantly in excess of its carrying value. As a result no goodwill impairment was recorded. In 2014, we performed a qualitative analysis to test our goodwill for impairment and concluded that the likelihood of an impairment was less than 50%.

In 2016 and 2014, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. We also recorded pretax charges to reduce the carrying value of other assets in 2016 and 2014 in Impairment of intangible and other assets in the Consolidated Statements of Income and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2016	2015	2014

Continuing operations:
Non-amortized intangible assets	818	—	1,936
Property, equipment and other assets	1,367	—	1,044
	2,185	—	2,980

Annual amortization of intangible assets for the years ending September 2017 to September 2021 is estimated to be $25,030,000, $16,653,000, $15,972,000, $15,206,000, and $14,042,000, respectively.

4     DEBT

On March 31, 2014, we completed a comprehensive refinancing of our debt (the “2014 Refinancing”), which includes the following:

•	$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”) due March 2022, pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”).

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") due March 2019 and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”).

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”) due December 2022 and bears interest at a fixed annual rate of 12.0%.

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

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At September 25, 2016 the principal balance of the Notes is $385,000,000.

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

We may repurchase Notes in the open market at any time. In 2016 we purchased $15,000,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a gain on extinguishment of debt totaling $1,250,000, which is recorded in Other, net non-operating income (expense) in our Consolidated Statements of Income and Comprehensive Income.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At September 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $101,304,000 at September 25, 2016, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as interest expense over the life of the 1st Lien Term Loan.
Interest on the Revolving Facility, which has a principal balance of zero at September 25, 2016, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

2016 payments made under the 1st Lien Term Loan are summarized by quarter and fiscal year as follows:

(Thousands of Dollars)	December 27 2015	March 27 2016	June 26 2016	September 25 2016	2016

Mandatory	6,250	6,250	6,250	6,250	25,000
Voluntary	5,000	27,000	3,000	6,000	41,000
Excess cash flow	—	1,135	6,441	5,992	13,568
	11,250	34,385	15,691	18,242	79,568

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $130,863,000 at September 25, 2016, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Under the 2nd Lien Term Loan, subject to certain other conditions, Pulitzer Excess Cash Flow must be used, (a) prior to March 31, 2017, to make an offer to the 2nd Lien Lenders to prepay amounts under the 2nd Lien Term Loan at par (which offer the 2nd Lien Lenders may accept or reject; if rejected, we may use the Pulitzer Excess Cash Flow to prepay amounts under the 1st Lien Credit Facility or repurchase Notes in the open market), and (b) after March 31, 2017, to pay such amounts under the 2nd Lien Term Loan at par. Pulitzer Excess Cash Flow payments are required to be offered and/or paid 45 days after the end of the quarter.

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan made in 2016 are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow	Payment Date	Payment Amount (not rejected)

September 27, 2015	5,143	Q1 2016	3,326
December 27, 2015	2,864	Q2 2016	1,867
March 27, 2016	2,730	Q3 2016	525
June 26, 2016	1,583	Q4 2016	299

There was no Pulitzer Excess Cash Flow for the quarter ended September 25, 2016.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. We repaid $8,119,000 and $5,000,000 of the 2nd Lien Term Loan, at par, due to the sale of assets at our Pulitzer properties in 2016 and 2015, respectively.

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018 as well as other provisions requiring the Warrants to be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We remeasure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 8.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $5,541,000, $4,693,000 and $2,145,000 in 2016, 2015 and 2014 respectively. Amortization of such costs is estimated to total $4,176,000 in 2017, $4,245,000 in 2018, $4,044,000 in 2019, $4,040,000 in 2020 and $4,217,000 in 2021. At September 25, 2016 we have $26,271,000 of unamortized debt financing costs recorded in other long term assets in our Consolidated Balance Sheets.
Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 25 2016	September 27 2015	September 25 2016

Revolving Facility	—	—	5.65
1st Lien Term Loan	101,304	180,872	7.25
Notes	385,000	400,000	9.50
2nd Lien Term Loan	130,863	145,000	12.00
	617,167	725,872
Less current maturities of long-term debt	25,070	25,000
Total long-term debt	592,097	700,872

At September 25, 2016, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.7%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements at September 25, 2016 total $25,070,000 for 2017, $25,000,000 in 2018, $51,234,000 in 2019, zero in 2020, zero in 2021 and $515,863,000 thereafter.

Liquidity

At September 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 25, 2016 totals $50,302,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 25, 2016.

5     PENSION PLANS

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

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2016	2015	2014

Service cost for benefits earned during the year	197	232	156
Interest cost on projected benefit obligation	6,061	8,122	7,996
Expected return on plan assets	(8,698)	(9,863)	(9,932)
Amortization of net loss	2,397	1,682	423
Amortization of prior service benefit	(136)	(136)	(136)
Net periodic pension cost (benefit)	(179)	37	(1,493)

Net periodic pension benefit of $56,000 is allocated to TNI in 2016, 2015 and 2014

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2016	2015

Benefit obligation, beginning of year	193,751	199,197
Service cost	197	232
Interest cost	6,061	8,122
Actuarial loss (gain)	13,630	(2,543)
Benefits paid	(11,481)	(11,257)
Benefit obligation, end of year	202,158	193,751
Fair value of plan assets, beginning of year:	143,288	151,013
Actual return on plan assets	14,819	1,817
Benefits paid	(11,481)	(11,257)
Administrative expenses paid	(2,099)	(1,862)
Employer contributions	4,604	3,577
Fair value of plan assets, end of year	149,131	143,288
Funded status - benefit obligation in excess of plan assets	53,027	50,463

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

Pension obligations	53,027	50,463
Accumulated other comprehensive loss (before income taxes)	(54,862)	(47,515)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

Unrecognized net actuarial loss	(55,241)	(48,031)
Unrecognized prior service benefit	379	516
	(54,862)	(47,515)

We expect to recognize $2,947,000 and $137,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2017.

The accumulated benefit obligation for the plans total $202,158,000 at September 25, 2016 and $193,751,000 at September 27, 2015. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $202,158,000, $202,158,000 and $149,131,000, respectively, at September 25, 2016.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 25 2016	September 27 2015

Discount rate	3.5	4.2
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2016	2015	2014

Discount rate	4.2	4.2	4.7
Expected long-term return on plan assets	6.3	6.8	7.0

For 2016, the expected long-term return on plan assets is 5.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 25 2016	September 25 2016	September 27 2015

Equity securities	50	50	46
Debt securities	35	33	37
TIPS	5	4	4
Hedge fund investments	10	11	11
Cash and cash equivalents	—	2	2

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of pension assets at September 25, 2016 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2

Cash and cash equivalents	—	2,757	—
Domestic equity securities	—	9,669	49,809
International equity securities	—	6,773	7,755
TIPS	—	6,883	—
Debt securities	14,558	25,612	9,648
Hedge fund investments	17,531	—	—

The fair value hierarchy of pension assets at September 27, 2015 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2

Cash and cash equivalents	—	2,407	—
Domestic equity securities	—	8,153	44,470
International equity securities	—	6,286	7,389
TIPS	—	6,450	—
Debt securities	17,246	31,196	4,124
Hedge fund investments	17,344	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2016 or 2015.

Cash Flows

Based on our forecast at September 25, 2016, we do not expect to make contributions to our pension trust in 2017.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2017	11,803
2018	11,735
2019	11,757
2020	11,728
2021	11,735
2022-2026	58,487

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $2,232,000 and $2,337,000 at September 25, 2016 and September 27, 2015, respectively, of which $113,000 and $278,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 25, 2016 and September 27, 2015 , respectively.

6     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. The level and adjustment of participant contributions vary depending on the specific plan. In addition, St. Louis Post Dispatch LLC ("PD LLC") provides postemployment disability benefits to certain employee groups prior to retirement. Our liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. We accrue postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2016	2015	2014

Service cost for benefits earned during the year	63	76	596
Interest cost on projected benefit obligation	623	922	911
Expected return on plan assets	(1,322)	(1,445)	(1,483)
Amortization of net actuarial gain	(1,093)	(1,386)	(1,819)
Amortization of prior service benefit	(1,459)	(1,459)	(1,459)
Net periodic postretirement benefit	(3,188)	(3,292)	(3,254)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2016	2015

Benefit obligation, beginning of year	23,812	25,506
Service cost	63	76
Interest cost	623	922
Actuarial loss (gain)	(773)	(1,149)
Benefits paid, net of premiums received	(1,434)	(1,541)
Medicare Part D subsidies	220	(2)
Benefit obligation, end of year	22,511	23,812
Fair value of plan assets, beginning of year	30,123	32,881
Actual return on plan assets	1,085	(547)
Employer contributions	563	745
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,213)	(1,544)
Benefits paid for active employees	(1,510)	(1,412)
Allocation to active medical plans	(4,925)	—
Fair value of plan assets at measurement date	24,123	30,123
Funded status - benefit obligation less than plan assets	(1,612)	(6,311)

The accumulated benefit obligation for plans with benefit obligations in excess of plan assets included in the table above was $7,527,000 at September 25, 2016. These plans are unfunded.

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

Non-current assets	9,138	13,420
Postretirement benefit obligations	7,527	7,109
Accumulated other comprehensive income (before income tax benefit)	19,026	22,551

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 25 2016	September 27 2015

Unrecognized net actuarial gain	11,089	13,155
Unrecognized prior service benefit	7,937	9,396
	19,026	22,551

We expect to recognize $1,016,000 and $1,459,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2017.

Assumptions

Weighted-average assumptions used to determine post retirement benefit obligations are as follows:

(Percent)	September 25 2016	September 27 2015

Discount rate	3.1	3.7
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2016	2015	2014

Discount rate	3.7	3.7	4.0
Expected long-term return on plan assets	4.5	4.5	4.5

Assumed health care cost trend rates are as follows:

(Percent)	September 25 2016	September 27 2015

Health care cost trend rates	9.0	9.0
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2025	2025

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2016:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	20	(18)
Effect on postretirement benefit obligation	697	(629)

Plan Assets

Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. In 2016, it was determined that the assets of the retiree medical plan should be allocated among all plans that it funds and as a result, we allocated $4,925,000 of the retiree medical plan assets to the active medical plans during the year. The fair value of master trust assets allocated to the retiree medical plan is $24,123,000 at September 25, 2016. The fair value of master trust assets allocated to the active employee medical plans at September 25, 2016 is $4,925,000.

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 25 2016	September 25 2016	September 27 2015

Equity securities	20	22	19
Debt securities	70	65	68
Hedge fund investment	10	11	10
Cash and cash equivalents	—	2	3

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 25, 2016 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2

Cash and cash equivalents	—	518	—
Domestic equity securities	—	3,342	1,572
International equity securities	—	695	898
Debt securities	—	18,840	—
Hedge fund investment	3,182	—	—

The fair value hierarchy of postretirement assets at September 27, 2015 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2

Cash and cash equivalents	—	790	—
Domestic equity securities	—	2,896	1,372
International equity securities	—	645	857
Debt securities	—	13,910	6,581
Hedge fund investment	3,072	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2016 or 2015.

Cash Flows

Based on our forecast at September 25, 2016, we do not expect to contribute to our postretirement plans in 2017.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2017	3,600	(200)	3,400
2018	1,870	(210)	1,660
2019	1,910	(210)	1,700
2020	1,880	(210)	1,670
2021	1,790	(200)	1,590
2022-2026	7,910	(870)	7,040

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $3,190,000 at September 25, 2016 and $3,951,000 at September 27, 2015.

7    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including costs related to stock based compensation and interest on deferred compensation costs, charged to continuing operations are $4,616,000 in 2016, $4,125,000 in 2015 and $3,963,000 in 2014.

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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2016	2015	Status	2016	2015	2014	Surcharge Imposed	Expiration Dates of CBAs

GCIU- Employer Retirement Fund 91-6024903/001	Red	Red	Implemented	138	145	265	No	1/13/2017
								8/31/2017
CWA/ITU Negotiated Pension Plan 13-6212879/001	Red	Red	Implemented	108	122	133	No	5/12/2017
								12/31/2017
								4/1/2017
								8/31/2017
District No. 9, International Association of Machinists and Aerospace Workers Pension Trust 43-0736847/001	Green	Green	N/A	31	34	37	N/A	2/28/2017

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

8     COMMON STOCK, CLASS B COMMON STOCK AND PREFERRED SHARE PURCHASE RIGHTS

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as other liabilities in our Consolidated Balance Sheets. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 25, 2016, the fair value of the Warrants is $11,760,000.

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

9    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $2,306,000, $1,971,000 and $1,481,000, in 2016, 2015 and 2014, respectively.

At September 25, 2016, we have reserved 4,460,214 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders. At September 25, 2016, 2,762,549 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2016	2015	2014

Under option, beginning of year	1,871	2,333	2,769
Granted	—	—	15
Exercised	(74)	(289)	(342)
Canceled	(99)	(173)	(109)
Under option, end of year	1,698	1,871	2,333
Exercisable, end of year	1,692	1,840	1,786

Weighted average prices of stock options are as follows:

(Dollars)	2016	2015	2014

Granted	—	—	2.99
Exercised	1.17	1.27	2.01
Cancelled	8.78	5.02	10.98
Under option, end of year	2.42	2.71	2.70

The following assumptions were used to estimate the fair value of option awards:

2014

Volatility (Percent)	91
Risk-free interest rate (Percent)	1.24
Expected term (Years)	4.5
Estimated fair value (Dollars)	2.02

A summary of stock options outstanding at September 25, 2016 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 5	1,659	4.5	1.80	1,653	1.80
25 - 50	39	0.1	28.72	39	28.72
	1,698	4.4	2.42	1,692	2.42

Total unrecognized compensation expense for unvested stock options at September 25, 2016 is $1,000, which will be recognized over a weighted average period of 0.1 years.

The aggregate intrinsic value of stock options outstanding at September 25, 2016 is $3,227,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2016	2015	2014

Outstanding, beginning of year	1,546	1,291	500
Granted	1,018	786	817
Vested	(63)	(500)	—
Forfeited	(39)	(31)	(26)
Outstanding, end of year	2,462	1,546	1,291

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2016	2015	2014

Outstanding, beginning of year	3.62	2.72	1.31
Granted	1.49	3.62	3.61
Vested	3.39	1.31	—
Forfeited	3.31	3.62	3.61
Outstanding, end of year	2.74	3.62	2.72

Total unrecognized compensation expense for unvested restricted Common Stock at September 25, 2016 is $2,260,000, which will be recognized over a weighted average period of 1.4 years.

In December 2016, we issued 832,500 shares of restricted Common Stock to employees. The grant date fair value was $3.35 per share. All restrictions lapse in December 2019 with respect to these shares.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2016, 2015 or 2014.

10    INCOME TAXES

Income tax expense consists of the following:

(Thousands of Dollars)	2016	2015	2014

Current:
Federal	1,241	720	451
State	379	(92)	(571)
Deferred	20,556	12,966	6,410
	22,176	13,594	6,290

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2016	2015	2014

Computed “expected” income tax expense (benefit)	35.0	35.0	35.0
State income tax expense (benefit), net of federal tax impact	3.8	(7.1)	11.0
Net income of associated companies taxed at dividend rates	(2.6)	(5.2)	(9.3)
Resolution of tax matters	3.2	0.5	3.6
Non-deductible expenses	1.0	2.8	7.9
Valuation allowance	(7.7)	15.9	(4.5)
Warrant valuation	5.0	(6.1)	(15.1)
CODI tax attribute reduction	—	—	18.3
Other	0.4	0.1	(1.8)
	38.1	35.9	45.1

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 25 2016	September 27 2015

Deferred income tax liabilities:
Property and equipment	(33,549)	(35,593)
Identified intangible assets	(43,745)	(51,380)
Long-term debt	(16,158)	(15,176)
	(93,452)	(102,149)
Deferred income tax assets:
Investments	12,138	17,521
Accrued compensation	6,391	4,551
Allowance for doubtful accounts and losses on loans	1,273	1,184
Pension and postretirement benefits	6,505	5,719
Net operating loss carryforwards	52,604	81,228
Accrued expenses	577	572
Other	3,634	1,720
	83,122	112,495
Valuation allowance	(27,978)	(32,483)
Net deferred income tax liabilities	(38,308)	(22,137)

All deferred taxes are categorized as non-current because the Company elected to early adopt ASU 2015-17. See Note 16, Impact of Recently Adopted Accounting Standards.

A reconciliation of 2016 and 2015 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2016	2015

Balance, beginning of year	11,799	13,520
Increases (decreases) in tax positions for prior years	46	(1,861)
Increases in tax positions for the current year	1,600	1,098
Lapse in statute of limitations	(914)	(958)
Balance, end of year	12,531	11,799

Approximately $8,025,000 and $7,475,000 of the gross unrecognized tax benefit balances for 2016 and 2015 respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8,213,000 at September 25, 2016. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $317,000 at September 25, 2016 and $330,000 at September 27, 2015. There were no amounts provided for penalties at September 25, 2016 or September 27, 2015.

No significant income tax audits are currently in progress and the Company has not received any notices of intent to audit. Certain of the Company's state income tax returns for the year ended September 30, 2012 are open for examination. The Federal and remaining state returns are open beginning with the September 29, 2013 year.

At September 25, 2016, we had approximately $57,392,000 of state net operating loss ("NOL") tax benefits that expire between 2017 and 2036. At September 25, 2016 and September 27, 2015 the Company had deferred income tax assets related to state NOL carryforwards of $37,305,000 and $34,623,000, respectively, a portion of which are offset by a valuation allowances. In 2016, the Company reduced its state valuation allowance by $3,655,000 based on projected future earnings in the carryforward periods. In 2015, the Company recorded an additional valuation allowance of $6,043,000 due to increases in cumulative losses and other deferred tax assets not realizable within their carryforward periods.

We reported a Federal NOL of approximately $165,489,000 for our 2014 year. We reported taxable income on our 2015 tax return which reduced the Federal NOL to $136,630,000. We expect to record taxable income in 2016 which will further reduce the Federal NOL to $58,618,000 resulting in a deferred income tax asset balance of $20,615,000 at September 25, 2016. A valuation allowance is not required for the Federal NOL at September 25, 2016 based on our projection of future earnings during the carryforward period.

11    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,359,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of September 25, 2016, the approximate fair value of our private equity investment is $8,164,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $101,240,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and, $130,863,000 principal amount under the 2nd Lien Term Loan. At September 25, 2016, based on an average of private market price quotations, the fair values were $399,437,000 and $136,833,000 for the Notes and 2nd Lien Term Loan, respectively.

As discussed more fully in Notes 4 and 8, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 25, 2016, September 27, 2015 and September 28, 2014 are $11,760,000, $4,240,000 and $10,808,000, respectively. In other, net in the Consolidated Statements of Income and Comprehensive Income (Loss), we recognized expense of $7,520,000 in 2016 and income of $6,568,000 and $6,122,000 in 2015 and 2014, respectively, for adjustments in the fair value of the Warrants.

The following assumptions were used to estimate the fair value of the Warrants:

	2016	2015	2014

Volatility (Percent)	63	61	55
Risk-free interest rate (Percent)	1.25	1.75	2.34
Expected term (Years)	5.5	6.5	7.5
Estimated fair value (Dollars)	1.96	0.71	1.80

In 2016 and 2014, we reduced the carrying value of equipment and other assets no longer in use by $1,367,000 and $1,044,000, respectively, based on estimates of the related fair value in the current market. Based on age, condition and marketability we estimated the assets had no value.

12       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2016	2015	2014

Income attributable to Lee Enterprises, Incorporated:	34,961	23,316	6,795

Weighted average Common Stock	55,493	54,430	53,438
Less non-vested restricted Common Stock	(2,295)	(1,790)	(1,165)
Basic average Common Stock	53,198	52,640	52,273
Dilutive stock options and restricted Common Stock	1,026	1,291	1,463
Diluted average Common Stock	54,224	53,931	53,736
Earnings per common share:
Basic:	0.66	0.44	0.13
Diluted	0.64	0.43	0.13

For 2016, 2015 and 2014, we had 7,577,000, 6,620,000 and 3,121,000 weighted average shares, respectively, not considered in the computation of diluted earnings (loss) per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

13    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2016	2015	2014

Balance, beginning of year	4,194	4,526	4,501
Additions charged to expense	1,195	1,307	1,754
Deductions from reserves	(1,062)	(1,639)	(1,729)
Balance, end of year	4,327	4,194	4,526

14    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 25 2016	September 27 2015

Compensation	12,290	12,454
Retirement plans	4,135	3,459
Other	7,459	11,142
	23,884	27,055

Cash payments are as follows:

(Thousands of Dollars)	2016	2015	2014

Interest	65,410	72,937	81,363
Debt financing and reorganization costs	422	733	31,587
Income tax payments (refunds), net	269	485	(6,022)
Accumulated other comprehensive income (loss), net of deferred income taxes at September 25, 2016 and September 27, 2015, is related to pension and postretirement benefits.

15    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2021 and thereafter are $3,065,000, $2,535,000, $1,383,000, $878,000, $755,000 and $3,776,000, respectively. Total operating lease expense is $3,792,000, $3,415,000 and $3,735,000, in 2016, 2015 and 2014, respectively.

Capital Expenditures

At September 25, 2016, we had construction and equipment purchase commitments totaling approximately $479,000.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 10.

We file income tax returns with the Internal Revenue Service ("IRS") and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of Income and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

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

16    IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to Accounting Standards Codification Standard 740: Income Taxes related to the classification of net deferred tax assets and liabilities. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. To simplify the presentation of deferred income taxes, the amendment requires that deferred income tax liabilities and assets be classified as noncurrent in our Consolidated Balance Sheets. We elected to adopt this standard in 2016 and have applied this standard retrospectively. As a result, we have reclassified $15,659,000 of current assets to a reduction of the long-term deferred tax liability in the September 27, 2015 Consolidated Balance Sheet.

In May 2015, FASB issued Accounting Standards Update ("ASU") 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate NAV per Share (or Its Equivalent) (“ASU 2015-07”). Under the guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective in 2017, however early adoption is permitted. We have elected to early adopt ASU 2015-07 retrospectively for the investments eligible for the NAV practical expedient.

17    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2016

Operating revenue	168,405	146,835	150,946	148,178

Net income	11,508	19,483	4,367	661

Income attributable to Lee Enterprises, Incorporated	11,237	19,228	4,092	404

Earnings per common share:
Basic	0.21	0.36	0.08	0.01
Diluted	0.21	0.36	0.08	0.01

2015

Operating revenue	177,210	156,557	158,677	156,099

Net income	10,007	2,042	2,135	10,134

Income attributable to Lee Enterprises, Incorporated	9,753	1,800	1,882	9,881

Earnings (loss) per common share:
Basic	0.19	0.03	0.04	0.18
Diluted	0.18	0.03	0.03	0.18

Results of operations for the September quarter of 2016 include pre-tax non-cash impairment charges of $2,382,000.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lee Enterprises, Incorporated:

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 25, 2016 and September 27, 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 25, 2016, September 27, 2015, and September 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheets of Madison Newspapers, Inc., and Subsidiary (MNI), a 50% owned investee company, as of September 25, 2016 and September 27, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the 52 week periods ended September 25, 2016, September 27, 2015, and September 28, 2014. The Company’s investment in MNI at September 25, 2016 and September 27, 2015 was $13,927,000 and $17,561,000, respectively, and its equity in earnings of MNI was $3,612,000 for the 52-week period ended September 25, 2016, $3,416,000 for the 52-week period ended September 27, 2015, and $3,384,000 for the 52-week period ended September 28, 2014. The consolidated financial statements of MNI for the 52-week periods ended September 25, 2016, September 27, 2015, and September 28, 2014 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MNI for the 52-week periods ended September 27, 2016, September 25, 2015, and September 28, 2014, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lee Enterprises, Incorporated and subsidiaries as of September 25, 2016 and September 27, 2015, and the results of their operations and their cash flows for each of 52-week periods ended September 25, 2016, September 27, 2015, and September 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lee Enterprises, Incorporated and subsidiaries’ internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2016

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K.

Number	Description

3.1 *	Amended and Restated Certificate of Incorporation of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.1 to Form 8-K filed on February 3, 2012)

3.2 *	Amended and Restated By-Laws of Lee Enterprises, Incorporated effective as of February 17, 2016 (Exhibit 3.1 to Form 8-K filed February 23, 2016)

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

10.27.1 +*
Amended and Restated Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (effective October 1, 1999, as amended effective February 17, 2016) (Exhibit 10.1 to Form 8-K filed on February 23, 2016)

10.27.2 +*
Forms of related Restricted Stock Agreement, Incentive Stock Option Agreement and, Non-Qualified Stock Option Agreement related to Lee Enterprises, Incorporated 1990 Long-Term Incentive Plan (Effective October 1, 1999, as amended effective February 17, 2016) (Exhibits 10.2, 10.3 and 10.4 to Form 8-K filed on February 23, 2016)

10.28 +*	Amended and Restated Lee Enterprises, Incorporated 1996 Stock Plan for Non-Employee Directors Effective February 17, 2010 (Appendix A to Schedule 14A Definitive Proxy Statement for 2014)

10.29 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.30 +*	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.31.1 +	Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its Executive Chairman

10.31.2 +	Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its President and Chief Operating Officer

10.31.3 +	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers

10.32 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended March 30, 2008)

10.33 +*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Appendix B to Schedule 14A Definitive Proxy Statement for 2014)

21	Subsidiaries and associated companies

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

23.3	Report of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002