Form 10-Q
period 2016-12-25
LEE ENTERPRISES, INC
filed 2017-02-03
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 25, 2016

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2017, 56,580,750 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2017", "2016" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 25 2016	September 25 2016

ASSETS

Current assets:
Cash and cash equivalents	20,100	16,984
Accounts receivable, net	56,871	51,334
Inventories	4,709	4,252
Other	4,439	4,683
Total current assets	86,119	77,253
Investments:
Associated companies	30,172	29,716
Other	10,309	9,488
Total investments	40,481	39,204
Property and equipment:
Land and improvements	20,973	21,028
Buildings and improvements	173,555	174,164
Equipment	279,139	279,770
Construction in process	1,316	823
	474,983	475,785
Less accumulated depreciation	349,890	347,223
Property and equipment, net	125,093	128,562
Goodwill	243,729	243,729
Other intangible assets, net	152,075	158,354
Medical plan assets, net	14,439	14,063
Other	1,637	1,690

Total assets	663,573	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 25 2016	September 25 2016

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	25,000	25,070
Accounts payable	16,840	18,143
Compensation and other accrued liabilities	19,368	23,884
Accrued interest	11,797	2,895
Income taxes payable	657	665
Unearned revenue	27,866	28,361
Total current liabilities	101,528	99,018
Long-term debt, net of current maturities	549,044	565,826
Pension obligations	54,531	55,148
Postretirement and postemployment benefit obligations	10,704	10,717
Deferred income taxes	43,766	38,308
Income taxes payable	5,500	5,016
Warrants and other	13,608	16,363
Total liabilities	778,681	790,396
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	566	558
December 25, 2016: 56,574 shares;
September 25, 2016: 55,771 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	249,928	249,740
Accumulated deficit	(343,832)	(356,005)
Accumulated other comprehensive loss	(22,724)	(22,778)
Total stockholders' deficit	(116,062)	(128,485)
Non-controlling interests	954	944
Total deficit	(115,108)	(127,541)
Total liabilities and deficit	663,573	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 25 2016	December 27 2015

Operating revenue:
Advertising and marketing services	93,035	105,637
Subscription	48,888	50,430
Other	12,066	12,338
Total operating revenue	153,989	168,405
Operating expenses:
Compensation	55,056	58,665
Newsprint and ink	6,893	6,685
Other operating expenses	52,777	58,869
Depreciation	4,071	4,327
Amortization of intangible assets	6,309	6,616
Loss (gain) on sales of assets, net	68	(971)
Workforce adjustments	65	604
Total operating expenses	125,239	134,795
Equity in earnings of associated companies	2,689	2,799
Operating income	31,439	36,409
Non-operating income (expense):
Financial income	75	76
Interest expense	(14,952)	(17,142)
Debt financing and administrative costs	(951)	(1,333)
Other, net	3,095	645
Total non-operating expense, net	(12,733)	(17,754)
Income before income taxes	18,706	18,655
Income tax expense	6,266	7,147
Net income	12,440	11,508
Net income attributable to non-controlling interests	(267)	(271)
Income attributable to Lee Enterprises, Incorporated	12,173	11,237
Other comprehensive income (loss), net of income taxes	55	(43)
Comprehensive income attributable to Lee Enterprises, Incorporated	12,228	11,194
Earnings per common share:
Basic:	0.23	0.21
Diluted:	0.22	0.21

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Cash provided by operating activities:
Net income	12,440	11,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,380	10,943
Net (gain) loss on sales of assets	68	(971)
Stock compensation expense	524	570
Distributions greater than earnings of MNI	114	567
Deferred income tax expense	5,420	6,572
Debt financing and administrative costs	951	1,333
Gain on extinguishment of debt	—	(525)
Pension contributions	—	(744)
Changes in operating assets and liabilities:
Increase in receivables	(5,537)	(7,681)
Increase in inventories and other	(212)	(291)
Increase in accounts payable, compensation and other accrued liabilities and unearned revenue	2,553	162
Decrease in pension, postretirement and postemployment benefit obligations	(913)	(1,565)
Change in income taxes receivable or payable	476	588
Other, net	(3,376)	603
Net cash provided by operating activities	22,888	21,069
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,090)	(1,470)
Proceeds from sales of assets	450	2,614
Distributions greater than earnings of TNI	(570)	(137)
Other, net	(488)	—
Net cash provided by (required for) investing activities	(1,698)	1,007
Cash provided by (required for) financing activities:
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(17,750)	(26,351)
Debt financing costs paid	—	(44)
Common stock transactions, net	(324)	(2)
Net cash required for financing activities	(18,074)	(21,397)
Net increase in cash and cash equivalents	3,116	679
Cash and cash equivalents:
Beginning of period	16,984	11,134
End of period	20,100	11,813

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 25, 2016 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2016 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 25, 2016 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2017”, “2016” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in TownNews.com.

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

In August 2014, the Financial Accounting Standards Board ("FASB") issued a new going concern standard. The new standard provides guidance on how management evaluates and discloses the Company's ability to continue as a going concern for a look-forward period of one year from the financial statement issuance date. We adopted the new standard in 2017, as required. The adoption of this standard did not impact our Consolidated Financial Statements, taken as a whole.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Operating revenue	13,314	14,782
Operating expenses	9,999	11,341
Operating income	3,315	3,441
Company's 50% share of operating income	1,658	1,721
Less amortization of intangible assets	105	105
Equity in earnings of TNI	1,553	1,616

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 25, 2016 and December 27, 2015 we received $983,000 and $1,479,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $142,000 and $(119,000) in the 13 weeks ended December 25, 2016 and December 27, 2015, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the 52 or 53 weeks ending December 2017, 2018, and 2019. Annual amortization of intangible assets is estimated to be $105,000 for the 52 weeks ending December 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Operating revenue	17,042	17,789
Operating expenses, excluding workforce adjustments, depreciation and amortization	13,405	13,612
Depreciation and amortization	349	410
Operating income	3,288	3,767
Net income	2,272	2,358
Equity in earnings of MNI	1,136	1,183

MNI makes quarterly distributions of its earnings and in the 13 weeks ended December 25, 2016 and December 27, 2015 we received dividends of $1,250,000 and $1,750,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 25 2016

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 25 2016	September 25 2016

Nonamortized intangible assets:
Mastheads	23,644	23,644
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,212	687,182
Less accumulated amortization	558,781	552,472
	128,431	134,710
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	152,075	158,354

Annual amortization of intangible assets for the 52 or 53 weeks ended December 2017 to December 2021 is estimated to be $22,908,000, $16,653,000, $15,624,000, $15,163,000 and $13,251,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 25 2016	September 26 2016	December 25 2016

Revolving Facility	—	—	5.65
1st Lien Term Loan	83,984	101,304	7.25
Notes	385,000	385,000	9.50
2nd Lien Term Loan	130,433	130,863	12.00
	599,417	617,167
Unamortized debt issue costs	(25,373)	(26,271)
Less current maturities of long-term debt	25,000	25,070
Total long-term debt	549,044	565,826

At December 25, 2016, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.7%.

Aggregate minimum required maturities of debt excluding amounts required to be paid from excess cash flow requirements at December 25, 2016 total $18,750,000 for the remainder of 2017, $25,000,000 in 2018, $40,234,000 in 2019, zero in 2020, zero in 2021 and $515,433,000 thereafter.

In April 2015, the FASB issued a new standard for the presentation of debt issuance costs. The new standard will streamline the balance sheet presentation of debt related valuations. Debt issuance costs were previously recognized as deferred charges and presented as an asset while debt discounts and premiums are treated as adjustments to the related debt. Under the new standard, debt issuance costs are now recognized as reductions to the related debt. The adoption of this standard reclassified certain amounts within our Consolidated Balance Sheets. We adopted the new standard in 2017, as required, and adopted this standard retrospectively. As a result, we have reclassified $26,271,000 of Other long-term assets to a reduction of long-term debt, net of current maturities in the September 25, 2016 Consolidated Balance Sheet.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At December 25, 2016, the principal balance of the Notes totaled $385,000,000.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time. Prior to March 15, 2018, we may redeem the Notes subject to a make whole provision for the interest through March 15, 2018. On or after March 15, 2018, we may redeem the Notes as follows:

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

We may repurchase Notes in the open market at any time. In the 13 weeks ended December 27, 2015, we purchased $5,000,000 principal amount of Notes in privately negotiated transactions. The transaction resulted in a gain on extinguishment of $525,000, which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At December 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $83,984,000 at December 25, 2016, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at December 25, 2016, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and is adjusted for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended December 25, 2016, the required Lee Legacy Excess Cash Flow payment was $0.

2017 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 25 2016	March 26 2017	June 25 2017	September 24 2017

Mandatory	6,250	6,250	6,250	6,250
Voluntary	11,000	—	—	—
Excess cash flow payment	70	—	—	—
	17,320	6,250	6,250	6,250

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $130,433,000 at December 25, 2016, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan for the previous four quarters are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow	Payment Date	Payment Amount (not rejected)

December 27, 2015	2,864	Q2 2016	1,867
March 27, 2016	2,730	Q3 2016	525
June 26, 2016	1,583	Q4 2016	299
September 25, 2016	—	Q1 2017	—

For the 13 weeks ended December 25, 2016, Pulitzer Excess Cash Flow totaled $930,000, which will be offered to the 2nd Lien lenders in February 2017.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For the 13 weeks ended December 25, 2016 and December 27, 2015, we repaid $430,000 and $2,300,000, respectively, on the 2nd Lien Term loan, at par, with net proceeds from the sale of Pulitzer assets.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $898,000 in the 13 weeks ended December 25, 2016. Amortization of such costs is estimated to total $4,142,000 in 2017, $4,223,000 in 2018, $4,050,000 in 2019, $4,079,000 in 2020 and $4,269,000 in 2021. At December 25, 2016 ,we have $25,373,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At December 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 25, 2016 totals $53,418,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 25, 2016.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Service cost for benefits earned during the period	21	49
Interest cost on projected benefit obligation	1,349	1,515
Expected return on plan assets	(1,969)	(2,174)
Amortization of net loss	736	599
Amortization of prior service benefit	(34)	(34)
Pension expense (benefit)	103	(45)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Service cost for benefits earned during the period	3	16
Interest cost on projected benefit obligation	122	156
Expected return on plan assets	(264)	(331)
Amortization of net gain	(237)	(273)
Amortization of prior service benefit	(365)	(365)
Postretirement medical benefit	(741)	(797)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

Based on our forecast at December 25, 2016, we do not expect to make contributions to our pension trust and postretirement medical plans for the reminder of 2017.

6	INCOME TAXES

We recorded income tax expense of $6,266,000 related to income before taxes of $18,706,000 for the 13 weeks ended December 25, 2016. For the 13 weeks ended December 27, 2015, we recorded $7,147,000 in income tax expense related to income before taxes of $18,655,000. The effective income tax rates for the 13 weeks ended December 25, 2016 and December 27, 2015 were 33.5% and 38.3%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state income taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

At September 25, 2016, we had approximately $57,392,000 of state net operating loss tax benefits and a federal net operating loss carryforward of approximately $58,618,000. Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect to make any significant income tax payments in the current fiscal year.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 25 2016	December 27 2015

Income attributable to Lee Enterprises, Incorporated:	12,173	11,237
Weighted average common shares	55,935	54,856
Less weighted average restricted Common Stock	(2,407)	(1,716)
Basic average common shares	53,528	53,140
Dilutive stock options and restricted Common Stock	1,873	718
Diluted average common shares	55,401	53,858
Earnings per common share:
Basic	0.23	0.21
Diluted	0.22	0.21

For the 13 weeks ended December 25, 2016 and December 27, 2015, 6,828,000 and 7,684,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 25, 2016 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2016	1,698	2.42
Exercised	(214)	1.52
Cancelled	(42)	26.85
Outstanding, December 25, 2016	1,442	1.85	4.4	1,522

Exercisable, December 25, 2016	1,442	1.85	4.4	1,522

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 25, 2016:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2016	2,462	2.74
Vested	(707)	3.61
Granted	812	3.35
Cancelled	(2)	1.53
Outstanding, December 25, 2016	2,565	2.70

Total unrecognized compensation expense for unvested restricted Common Stock at December 25, 2016 is $4,459,000, which will be recognized over a weighted average period of 1.9 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,818,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of December 31, 2016, based on the most recent data available, the approximate fair value of the private equity investment is $8,164,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $84,100,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $130,433,000 principal amount under the 2nd Lien Term Loan. At December 25, 2016, based on private market price quotations the fair values were $405,000,000 and $139,000,000 for the Notes and 2nd Lien Term Loan, respectively.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at December 25, 2016 and September 25, 2016 is $8,665,000 and $11,760,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 25, 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2016 Annual Report on Form 10-K.

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

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company on a per share basis excluding the impact of changes in the warrant valuation as well as unusual and infrequent transactions. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude the impact of the warrant valuation, unusual matters and those of a substantially non-recurring nature.

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

We also present revenue and certain operating expense trends on a Same Property basis which excludes the operating results of the Provo Daily Herald, which was sold in August 2016. Same Property results are useful to investors in understanding the revenue and operating expense trends excluding the impact of changes due to operations no longer owned by the Company.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended December 25, 2016".

Same Property trends can be found in tables in Item 2, included herein, under the caption "13 Weeks Ended December 25, 2016"

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2016	December 27 2015

Net Income	12,440	11,508
Adjusted to exclude
Income tax expense	6,266	7,147
Non-operating expenses, net	12,733	17,754
Equity in earnings of TNI and MNI	(2,689)	(2,799)
Loss (gain) on sale of assets, net	68	(971)
Depreciation and amortization	10,380	10,943
Workforce adjustments	65	604
Stock compensation	524	570
Add:
Ownership share of TNI and MNI EBITDA (50%)	3,476	3,809
Adjusted EBITDA	43,263	48,565

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
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distribution from equity method investments, among others. The adoption of the new standard is required in 2019. The adoption of this standard will reclassify certain cash receipts within the Consolidation Statements of Cash Flows.

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

Our products include:

•
46 daily and 34 Sunday newspapers with print and digital subscribers totaling 0.9 million and 1.2 million, respectively, for the 13 weeks ended December 25, 2016. We estimate that almost three million people read our printed daily newspapers each day; and

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

We have a full access subscription model, which provides subscribers with complete digital access, including desktop, mobile, tablet and replica editions. These are offered as packages with print home delivery or as digital-only subscriptions, with subscription rates reflective of the expanded access.

We continue to transform our business model and carefully manage our costs to maintain strong cash flows and margins.

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

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully in Note 4 of the Notes to Consolidated Financial Statements, included herein. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows and asset sales.

As of December 25, 2016, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at December 25, 2016 ;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $83,984,000 is outstanding at December 25, 2016; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $130,433,000 is outstanding at December 25, 2016.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 25, 2016 totals $53,418,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $148,000,000 in each year from 2011 through the trailing twelve months ended December 25, 2016, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At December 25, 2016, the principal amount of our outstanding debt totaled $599,417,000. The December 25, 2016 principal amount of our debt, net of cash, is 3.9 times our trailing twelve months adjusted EBITDA, compared to a ratio of 4.3 at December 27, 2015.

The 2014 Refinancing significantly improved our debt maturity profile. Final maturities of our debt are December 2018 through December 2022. As a result, we believe refinancing risk has been substantially reduced for the next several years.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 25, 2016.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect to make any significant income tax payments in the current year.

13 WEEKS ENDED DECEMBER 25, 2016

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	December 25 2016	December 27 2015	Percent Change	Same Property

Advertising and marketing services revenue:
Retail	61,905	69,787	(11.3)	(9.4)
Classified	22,204	26,016	(14.7)	(13.7)
National	6,300	6,888	(8.5)	(7.4)
Niche publications and other	2,626	2,946	(10.9)	(10.8)
Total advertising and marketing services revenue	93,035	105,637	(11.9)	(10.4)
Subscription	48,888	50,430	(3.1)	(1.9)
Digital services	3,474	3,316	4.8	4.8
Commercial printing	2,774	3,226	(14.0)	(13.1)
Other	5,818	5,796	0.4	0.5
Total operating revenue	153,989	168,405	(8.6)	(7.2)
Operating expenses:
Compensation	55,056	58,665	(6.2)	(5.1)
Newsprint and ink	6,893	6,685	3.1	3.1
Other operating expenses	52,777	58,869	(10.3)	(8.1)
Workforce adjustments	65	604	(89.2)	(89.2)
Cash costs	114,791	124,823	(8.0)	(6.4)
	39,198	43,582	(10.1)
Depreciation and amortization	10,380	10,943	(5.1)
Loss (gain) on sales of assets, net	68	(971)	NM
Equity in earnings of associated companies	2,689	2,799	(3.9)
Operating income	31,439	36,409	(13.7)
Non-operating income (expense), net	(12,733)	(17,754)	(28.3)
Income before income taxes	18,706	18,655	0.3
Income tax expense	6,266	7,147	(12.3)
Net income	12,440	11,508	8.1
Net income attributable to non-controlling interests	(267)	(271)	(1.5)
Income attributable to Lee Enterprises, Incorporated	12,173	11,237	8.3
Other comprehensive income (loss), net of income taxes	55	(43)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	12,228	11,194	9.2
Earnings per common share:
Basic	0.23	0.21	9.5
Diluted	0.22	0.21	4.8

References to the "2017 Quarter" refer to the 13 weeks ended December 25, 2016. Similarly, references to the "2016 Quarter" refer to the 13 weeks ended December 27, 2015. Due to the disposition of the Provo Daily Herald in August of 2016, all of the revenue and operating expense trends discussed below are on a same property basis, unless otherwise noted.

Advertising and Marketing Services Revenue

In the 2017 Quarter, advertising and marketing services revenue decreased $10,775,000, or 10.4%, compared to the 2016 Quarter. Retail advertising decreased 9.4%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from large retailers, big box stores and classifieds. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 7.0%, partially offsetting print declines.

Classified revenue decreased $3,523,000, or 13.7%, in the 2017 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis increased 4.9%.

National advertising decreased $501,000, or 7.4%. Digital national advertising on a stand-alone basis increased 11.0% as a result of growing audience and improved pricing from inventory management of available ad positions offered on the national advertising exchanges. Revenue in niche publication and other decreased $317,000, or 10.8%.

On a stand alone basis, digital advertising and marketing services revenue increased 6.8% to $22,929,000 in the 2017 Quarter, representing 24.6% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 20.6% in the 2017 Quarter. Total digital revenue, including advertising and marketing services and all other digital business, totaled $26,403,000 in the 2017 Quarter, an increase of 6.5% over the 2016 Quarter. Print advertising, including preprints and print marketing services revenue, decreased 14.9%.

Subscription and Other Revenue

Subscription revenue decreased $960,000, or 1.9%, in the 2017 Quarter. Revenue declines were due to lower volumes which were not offset by higher subscription rates.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the 2017 Quarter. Sunday circulation totaled 1.2 million.

Digital services revenue increased $158,000, or 4.8%, largely due to TownNews.com, which generates the majority of its revenue from content management services but is expanding into digital ad agency services for web, mobile and social products at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue decreased $418,000, or 13.1%, in the 2016 Quarter due to decreased volume for existing customers at several of our largest markets. Other revenue increased $28,000, or 0.5%, in the 2017 Quarter.

Our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 25.6 million unique visitors in the quarter ended December 2016, with 210.0 million page views. Research in our larger markets indicates we continue to reach over 76% of all adults in the market through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses for the 2017 Quarter decreased 5.5%. Cash costs decreased $7,913,000, or 6.4%, in the 2017 Quarter.

Compensation expense decreased $2,940,000, or 5.1%, in the 2017 Quarter, driven by a decline of 7.0% in average full-time equivalent employees.

Newsprint and ink costs increased $208,000, or 3.1%, in the 2017 Quarter, as a result of newsprint price increases offset by an 11.8% reduction in newsprint volume. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $4,642,000, or 8.1%, in the 2017 Quarter. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.

Excluding workforce adjustments, cash costs decreased 6.0% in the 2017 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $65,000 and $604,000 in the 2017 Quarter and 2016 Quarter, respectively.

For fiscal year 2017, we now expect cash costs excluding workforce adjustments, to decrease between 5% to 6% on a same property basis.

Results of Operations

On a GAAP basis, depreciation expense decreased $256,000, or 5.9%, and amortization expense decreased $307,000, or 4.6%, in the 2017 Quarter. Sales of operating assets resulted in a net loss of $68,000 in the 2017 Quarter compared to a gain of $971,000 in the 2016 Quarter.

Equity in earnings of TNI and MNI decreased $110,000 in the 2017 Quarter.

The factors noted above resulted in operating income of $31,439,000 in the 2017 Quarter compared to $36,409,000 in the 2016 Quarter.

Nonoperating Income and Expense

Interest expense decreased $2,190,000, or 12.8%, to $14,952,000 in the 2017 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.7% at the end of the 2017 Quarter compared to 9.5% at the end of the 2016 Quarter, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to the reduction of the 1st Lien Term Loan, our lowest cost of debt.

We recognized $951,000 of debt financing and administrative costs in the 2017 Quarter compared to $1,333,000 in the 2016 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income related to the decrease in the value of the Warrants of $3,095,000 in 2017 Quarter and $72,600 in the 2016 Quarter. We also recognized a $525,000 gain on extinguishment of debt in the 2016 Quarter.

Overall Results

We recognized income tax expense of $6,266,000, resulting in an effective tax rate of 33.5% in the 2017 Quarter compared to 38.3% in the 2016 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $12,173,000 in the 2017 Quarter compared to $11,237,000 in the 2016 Quarter. We recorded earnings per diluted common share of $0.22 in the 2017 Quarter and $0.21 in the 2016 Quarter. Excluding warrant valuation adjustments, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.16 in the 2017 Quarter, compared to $0.21 in the 2016 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 25 2016		December 27 2015
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	12,173	0.22	11,237	0.21
Adjustments:
Warrants fair value adjustment	(3,095)		(73)
	(3,095)	(0.06)	(73)	—
Income attributable to Lee Enterprises, Incorporated, as adjusted	9,078	0.16	11,164	0.21

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $22,888,000 in the 2017 Period and $21,069,000 in the 2016 Period. We recorded net income of $12,440,000 in the 2017 Period and $11,508,000 in the 2016 Period. Non-cash debt financing costs charged to expense totaled $951,000 in the 2017 Period compared to $1,333,000 in the 2016 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2017 Quarter.

Investing Activities

Cash required for investing activities totaled $1,698,000 in the 2017 Period compared to cash provided by investing activities of $1,007,000 in the 2016 Period. Capital spending totaled $1,090,000 in the 2017 Period compared to $1,470,000 in the 2016 Period. We received $450,000 and $2,614,000 of proceeds from sales of assets in the 2017 Period and the 2016 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2017, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $18,074,000 in the 2017 Period and $21,397,000 in the 2016 Period. Debt reduction accounted for the majority of the usage of funds in both the 2017 Period and the 2016 Period.

Liquidity

At December 25, 2016, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 25, 2016 totals $53,418,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At December 25, 2016, the principal amount of our outstanding debt totals $599,417,000. The December 25, 2016 principal amount of debt, net of cash, is 3.9 times our trailing 12 months adjusted EBITDA, compared to a ratio of 4.3 at December 27, 2015.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 25, 2016.

In January 2017 we filed a replacement Form S-3 with the SEC, which is currently under review by the SEC staff. In 2014, we filed a Form S-3 shelf registration statement ("Shelf") with the SEC, which is effective and expires February 7, 2017. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities may be used generally to reduce debt.

CHANGES IN LAWS AND REGULATIONS

Energy Costs

Energy costs can be volatile, and may increase in the future as a result of carbon emissions and other regulations being considered by the United States Environmental Protection Agency.

Health Care Costs

The Affordable Care Act was enacted into law in 2010.

We expect the requirements under the Affordable Care Act will continue to evolve and may ultimately be repealed and/or replaced. We expect our future health care costs to increase based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of the current provisions of the Affordable Care Act, such as:

•Certain preventive services provided without additional charge to employees;
•Automatic enrollment of new employees;
•Higher maximum age for dependent coverage;
•Elimination of lifetime benefit caps; and
•Free choice vouchers for certain lower income employees.

Administrative costs are also likely to increase as a result of compliance reporting and mandatory fees per participant required by the Affordable Care Act. New costs being imposed on other medical care businesses, such as health insurers, pharmaceutical companies and medical device manufacturers, may be passed on to us in the form of higher costs. We may be able to mitigate certain of these future cost increases through changes in plan design.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At December 25, 2016, 14.0% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $838,940 based on $83,894,000 of floating rate debt outstanding at December 25, 2016.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in December 2016 and our 1.0% minimum rate, LIBOR would need to increase approximately 28 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Several price increases were implemented from all North American newsprint producers in 2016. Facing constant North American and worldwide demand decline, U.S. and Canadian producers continue to manage supply capacity via temporary and permanent production capacity reduction.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered. Average cost per metric ton was approximately 15% higher at the end of the first Quarter 2017 compared to the same period a year ago.

Our Long term supply strategy takes potential capacity closures into consideration and aligns the Company with suppliers most likely to continue to supply the North American newsprint market and our print locations.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before income taxes of approximately $483,000, based on anticipated consumption in 2017, excluding consumption of TNI and MNI and the impact of LIFO accounting. Such prices may also decrease. We manage significant newsprint inventories, which will temporarily mitigate the impact of future price increases.

SENSITIVITY TO CHANGES IN VALUE

At December 25, 2016, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $84,100,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $130,433,000 principal amount under the 2nd Lien Term Loan. At December 25, 2016, based on an average of private market price quotations, the fair values were $405,000,000 and $139,000,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	February 3, 2017
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)