Form 10-Q
period 2017-03-26
LEE ENTERPRISES, INC
filed 2017-05-05
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 26, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of April 30, 2017, 56,650,387 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 26 2017	September 25 2016

ASSETS

Current assets:
Cash and cash equivalents	16,003	16,984
Accounts receivable, net	47,089	51,334
Inventories	4,452	4,252
Other	4,053	4,683
Total current assets	71,597	77,253
Investments:
Associated companies	29,464	29,716
Other	10,434	9,488
Total investments	39,898	39,204
Property and equipment:
Land and improvements	20,761	21,028
Buildings and improvements	173,453	174,164
Equipment	278,277	279,770
Construction in process	1,052	823
	473,543	475,785
Less accumulated depreciation	351,982	347,223
Property and equipment, net	121,561	128,562
Goodwill	243,729	243,729
Other intangible assets, net	145,765	158,354
Medical plan assets, net	14,916	14,063
Other	1,582	1,690

Total assets	639,048	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 26 2017	September 25 2016

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	29,500	25,070
Accounts payable	14,342	18,143
Compensation and other accrued liabilities	20,098	23,884
Accrued interest	2,043	2,895
Income taxes payable	751	665
Unearned revenue	29,266	28,361
Total current liabilities	96,000	99,018
Long-term debt, net of current maturities	530,997	565,826
Pension obligations	53,913	55,148
Postretirement and postemployment benefit obligations	5,509	10,717
Deferred income taxes	45,215	38,308
Income taxes payable	5,482	5,016
Warrants and other	9,353	16,363
Total liabilities	746,469	790,396
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	566	558
March 27, 2017: 56,634 shares;
September 25, 2016: 55,771 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	250,585	249,740
Accumulated deficit	(337,704)	(356,005)
Accumulated other comprehensive loss	(21,829)	(22,778)
Total stockholders' deficit	(108,382)	(128,485)
Non-controlling interests	961	944
Total deficit	(107,421)	(127,541)
Total liabilities and deficit	639,048	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Operating revenue:
Advertising and marketing services	77,533	88,731	170,568	194,368
Subscription	45,009	46,658	93,896	97,089
Other	10,845	11,446	22,912	23,783
Total operating revenue	133,387	146,835	287,376	315,240
Operating expenses:
Compensation	52,414	58,850	107,470	117,514
Newsprint and ink	6,200	6,053	13,093	12,738
Other operating expenses	48,756	54,107	101,533	112,977
Depreciation	4,008	4,325	8,079	8,652
Amortization of intangible assets	6,310	6,616	12,619	13,232
Gain on sales of assets and other, net	(3,783)	(438)	(3,716)	(1,409)
Workforce adjustments	2,405	588	2,470	1,192
Total operating expenses	116,310	130,101	241,548	264,896
Equity in earnings of associated companies	1,729	2,009	4,417	4,808
Operating income	18,806	18,743	50,245	55,152
Non-operating income (expense):
Financial income	109	110	184	185
Interest expense	(14,637)	(16,281)	(29,588)	(33,423)
Debt financing and administrative costs	(1,075)	(2,034)	(2,026)	(3,367)
Gain on insurance settlement	—	30,646	—	30,646
Other, net	4,318	688	7,413	1,333
Total non-operating income (expense), net	(11,285)	13,129	(24,017)	(4,626)
Income before income taxes	7,521	31,872	26,228	50,526
Income tax expense	1,144	12,389	7,410	19,535
Net income	6,377	19,483	18,818	30,991
Net income attributable to non-controlling interests	(249)	(255)	(517)	(526)
Income attributable to Lee Enterprises, Incorporated	6,128	19,228	18,301	30,465
Other comprehensive income (loss), net of income taxes	894	(43)	949	(86)
Comprehensive income attributable to Lee Enterprises, Incorporated	7,022	19,185	19,250	30,379
Earnings per common share:
Basic:	0.11	0.36	0.34	0.57
Diluted:	0.11	0.36	0.33	0.57

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016

Cash provided by operating activities:
Net income	18,818	30,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,698	21,884
Net (gain) loss on sales of assets and insurance settlement	25	(32,055)
Curtailment gains	(3,741)	—
Stock compensation expense	1,083	1,164
Distributions greater than earnings of MNI	650	2,172
Deferred income tax expense	6,181	18,208
Debt financing and administrative costs	2,025	3,367
Gain on extinguishment of debt	—	(1,250)
Pension contributions	—	(1,488)
Changes in operating assets and liabilities:
Decrease in receivables	4,245	6,951
Decrease (Increase) in inventories and other	433	(199)
Decrease in accounts payable, compensation and other accrued liabilities and unearned revenue	(7,677)	(8,511)
Decrease in pension, postretirement and postemployment benefit obligations	(1,880)	(2,374)
Change in income taxes receivable or payable	552	1,056
Other, net	(8,027)	1,635
Net cash provided by operating activities	33,385	41,551
Cash provided by (required for) investing activities:
Purchases of property and equipment	(2,079)	(3,271)
Insurance settlement	—	30,646
Proceeds from sales of assets	1,078	3,776
Distributions greater than earnings of TNI	(397)	749
Other, net	(489)	—
Net cash provided by (required for) investing activities	(1,887)	31,900
Cash provided by (required for) financing activities:
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(32,249)	(73,124)
Debt financing costs paid	—	(44)
Common stock transactions, net	(230)	51
Net cash required for financing activities	(32,479)	(68,117)
Net increase in cash and cash equivalents	(981)	5,334
Cash and cash equivalents:
Beginning of period	16,984	11,134
End of period	16,003	16,468

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 26, 2017 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2016 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 26, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Operating revenue	12,507	14,039	25,821	28,821
Operating expenses	9,770	11,102	19,770	22,443
Operating income	2,737	2,937	6,051	6,378
Company's 50% share of operating income	1,368	1,468	3,026	3,189
Less amortization of intangible assets	104	104	209	209
Equity in earnings of TNI	1,264	1,364	2,817	2,980

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 26, 2017 and March 27, 2016 we received $1,437,000 and $2,251,000 in distributions, respectively. In the 26 weeks ended March 26, 2017 and March 27, 2016 we received $2,420,000 and $3,729,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses (income) associated with its share of the operation and administration of TNI are reported as operating expenses (benefit) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $159,000 and $(43,000) in the 13 weeks ended March 26, 2017 and March 27, 2016, respectively and $301,000 and $(162,000) in the 26 weeks ended March 26, 2017 and March 27, 2016, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the 52 or 53 weeks ending March 2018, 2019 and 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Operating revenue	14,382	15,550	31,424	33,339
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,548	13,047	25,928	26,660
Workforce adjustments	129	19	155	19
Depreciation and amortization	348	483	696	893
Operating income	1,357	2,001	4,645	5,767
Net income	929	1,290	3,200	3,648
Equity in earnings of MNI	465	645	1,600	1,828

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 26, 2017 and March 27, 2016 we received dividends of $1,000,000 and $2,250,000, respectively. In the 26 weeks ended March 26, 2017 and March 27, 2016 we received dividends of $2,250,000 and $4,000,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 26 2017

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill, end of period	243,729

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 26 2017	September 25 2016

Nonamortized intangible assets:
Mastheads	23,644	23,644
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,212	687,182
Less accumulated amortization	565,091	552,472
	122,121	134,710
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	145,765	158,354

Annual amortization of intangible assets for the 52 or 53 weeks ended March 2018 to March 2022 is estimated to be $20,788,000, $16,546,000, $15,382,000, $15,119,000 and $12,469,000, respectively.

In January 2017, the Financial Accounting Standards Board ("FASB") issued a new standard simplifying the assessment of a goodwill impairment. The new standard maintains a qualitative and quantitative assessment but eliminates the Step 2 of the quantitative assessment. The new standard also changes the way a goodwill impairment is calculated. For companies with zero or negative carrying value, the new standard requires disclosure of the amount of goodwill for those reporting units. The adoption of the new standard is required in 2019. Early adoption of the standard is permitted for impairment tests performed after January 1, 2017. The Company has elected to early adopt this standard for its 2017 goodwill impairment test.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 26 2017	September 26 2016	March 26 2017

Revolving Facility	—	—	6.48
1st Lien Term Loan	70,234	101,304	7.25
Notes	385,000	385,000	9.50
2nd Lien Term Loan	129,684	130,863	12.00
	584,918	617,167
Unamortized debt issue costs	(24,421)	(26,271)
Less current maturities of long-term debt	29,500	25,070
Total long-term debt	530,997	565,826

Our weighted average cost of debt, excluding amortization of debt financing costs at March 26, 2017, is 9.8%.

At March 26, 2017, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $16,988,000 for the remainder of 2017, $25,000,000 in 2018, $32,734,000 in 2019, zero in 2020, zero in 2021 and $510,196,000 thereafter.

In April 2015, the FASB issued a new standard for the presentation of debt issuance costs. The new standard streamlined the balance sheet presentation of debt related valuations. Debt issuance costs were previously recognized as deferred charges and presented as an asset while debt discounts and premiums are treated as adjustments to the related debt. Under the new standard, debt issuance costs are now recognized as reductions to the related debt. The adoption of this standard reclassified certain amounts within our Consolidated Balance Sheets. We adopted the new standard in 2017, as required, and adopted this standard retrospectively. As a result, we have reclassified $26,271,000 of Other long-term assets to a reduction of long-term debt, net of current maturities in the September 25, 2016 Consolidated Balance Sheet.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At March 26, 2017, the principal balance of the Notes totaled $385,000,000.

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

We may repurchase Notes in the open market at any time. In the 13 weeks ended March 27, 2016, we purchased $10,000,000 principal amount of Notes in a privately negotiated transaction. In the 26 weeks ended March 27, 2016, we purchased $15,000,000 principal amount of Notes in a privately negotiated transaction. The transactions resulted in a gain on extinguishment of debt totaling $725,000 and $1,250,000 respectively, in the 13 weeks and 26 weeks ended March 27, 2016 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At March 26, 2017, after consideration of letters of credit, we have approximately $33,318,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $70,234,000 at March 26, 2017, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at March 26, 2017, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended March 26, 2017, the required Lee Legacy Excess Cash Flow payment was $0.

2017 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 25 2016	March 26 2017	June 25 2017	September 24 2017

Mandatory	6,250	6,250	6,250	6,250
Voluntary	11,000	7,500	—	—
Excess cash flow payment	70	—	—	—
	17,320	13,750	6,250	6,250

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $129,684,000 at March 26, 2017, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

There are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

Quarterly, we are required to prepare a calculation of excess cash flow of the Pulitzer Subsidiaries ("Pulitzer Excess Cash Flow"). Pulitzer Excess Cash Flow is generally determined as the cash earnings of the Pulitzer Subsidiaries including adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments. Pulitzer Excess Cash Flow also includes a deduction for interest costs incurred under the 2nd Lien Term Loan.

Prior to March 31, 2017, we were required to offer the Pulitzer Excess Cash Flow to the 2nd Lien Lenders to prepay the 2nd Lien Term Loan at par, which payment the 2nd Lien Lenders could accept or reject. After March 31, 2017, Pulitzer Excess Cash Flow is used to prepay the 2nd Lien Term Loan, at par. Pulitzer Excess Cash Flow payments are required to be paid 45 days after the end of the quarter. For the 13 weeks ended March 26, 2017, Pulitzer Excess Cash Flow totaled $4,488,000, which will be used to repay the 2nd Lien Term Loan in May 2017, at par.

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan for the previous four quarters are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow	Payment Date	Payment Amount (not rejected)

March 27, 2016	2,730	Q3 2016	525
June 26, 2016	1,583	Q4 2016	299
September 25, 2016	—	Q1 2017	—
December 25, 2016	930	Q2 2017	174

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For the 13 weeks ended March 26, 2017 and March 27, 2016, we repaid $575,000 and $1,246,000, respectively, on the 2nd Lien Term Loan, at par, with net proceeds from the sale of Pulitzer assets.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $952,000 and $1,852,000 in the 13 weeks and 26 weeks ended March 26, 2017, respectively, and $1,844,000 and $3,080,000 in the 13 and 26 weeks ended March 27, 2016, respectively. Amortization of such costs is estimated to total $4,114,000 in 2017, $4,206,000 in 2018, $4,051,000 in 2019, $4,103,000 in 2020 and $4,300,000 in 2021. At March 26, 2017, we have $24,421,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At March 26, 2017, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 26, 2017 totals $49,321,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

Final maturities of our debt range from December 2018 through December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 26, 2017.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Service cost for benefits earned during the period	21	49	42	98
Interest cost on projected benefit obligation	1,349	1,515	2,698	3,030
Expected return on plan assets	(1,969)	(2,174)	(3,938)	(4,348)
Amortization of net loss	736	599	1,472	1,198
Amortization of prior service benefit	(34)	(34)	(68)	(68)
Pension expense (benefit)	103	(45)	206	(90)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Service cost for benefits earned during the period	9	16	12	32
Interest cost on projected benefit obligation	110	156	232	312
Expected return on plan assets	(264)	(331)	(528)	(662)
Amortization of net gain	(243)	(273)	(480)	(546)
Amortization of prior service benefit	(365)	(365)	(730)	(730)
Curtailment gains	(3,741)	—	(3,741)	—
Postretirement medical benefit	(4,494)	(797)	(5,235)	(1,594)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plans. These changes resulted in a non-cash curtailment gain of $3,741,000, which is recorded in gain on sales of assets and other, net in the Consolidated Statements of income and Comprehensive Income. These changes also reduced the postemployment benefit obligation by $5,158,000 and also reduced accumulated other comprehensive loss by $1,417,000.

Based on our forecast at March 26, 2017, we do not expect to make contributions to our pension trust and postretirement medical plans for the reminder of 2017.

6	INCOME TAXES

We recorded income tax expense of $1,144,000 and $7,410,000 related to income before taxes of $7,521,000 and $26,228,000 for the 13 and 26 weeks ended March 26, 2017, respectively. For the 13 and 26 weeks ended March 27, 2016, we recorded $12,389,000 and $19,535,000 in income tax expense related to income before taxes of $31,872,000 and $50,526,000, respectively. The effective income tax rates for the 13 weeks ended March 26, 2017 and March 27, 2016 were 15.2% and 38.9%, respectively. The effective income tax rates for the 26 weeks ended March 26, 2017 and March 27, 2016 were 28.3% and 38.7%, respectively. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state income taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

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

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Income attributable to Lee Enterprises, Incorporated:	6,128	19,228	18,301	30,465
Weighted average common shares	56,607	55,610	56,268	55,231
Less weighted average restricted Common Stock	(2,552)	(2,434)	(2,479)	(2,073)
Basic average common shares	54,055	53,176	53,789	53,158
Dilutive stock options and restricted Common Stock	1,415	575	1,631	619
Diluted average common shares	55,470	53,751	55,420	53,777
Earnings per common share:
Basic	0.11	0.36	0.34	0.57
Diluted	0.11	0.36	0.33	0.57

For the 13 and 26 weeks ended March 26, 2017, 6,823,500 weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 27, 2016, 7,658,000 weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 26, 2017 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2016	1,698	2.42
Exercised	(286)	1.52
Cancelled	(62)	18.99
Outstanding, March 26, 2017	1,350	1.85	4.1	1,016

Exercisable, March 26, 2017	1,350	1.85	4.1	1,016

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 26, 2017:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2016	2,462	2.74
Vested	(719)	3.60
Granted	812	3.35
Cancelled	(9)	2.34
Outstanding, March 2, 2017	2,546	2.70
Total unrecognized compensation expense for unvested restricted Common Stock at March 26, 2017 is $3,879,000, which will be recognized over a weighted average period of 1.7 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,818,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of March 31, 2017, based on the most recent data available, the approximate fair value of the private equity investment is $8,164,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $70,277,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $129,684,000 principal amount under the 2nd Lien Term Loan. At March 26, 2017, based on private market price quotations, the fair values were $399,437,000 and $136,492,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at March 26, 2017, December 25, 2016 and September 25, 2016 is $4,382,000, $8,665,000 and $11,760,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 26, 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2016 Annual Report on Form 10-K.

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

Adjusted EBITDA is a non-GAAP financial performance measure that enhances a financial statement user's overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and understand how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus nonoperating expenses (income), net, income tax expense (benefit), depreciation, amortization, loss (gain) on sale of assets, impairment charges, workforce adjustment costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

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

We also present revenue and certain operating expense trends on a Same Property basis which excludes the operating results of the Daily Herald in Provo, UT, which was sold in August 2016. Same Property results are useful to investors in understanding the revenue and operating expense trends excluding the impact of changes due to operations no longer owned by the Company.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended March 26, 2017" and "26 Weeks Ended March 26, 2017".

Same Property trends can be found in tables in Item 2, included herein, under the captions "13 Weeks Ended March 26, 2017" and "26 Weeks Ended March 26, 2017".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 26 2017	March 27 2016	March 26 2017	March 27 2016

Net Income	6,377	19,483	18,818	30,991
Adjusted to exclude
Income tax expense	1,144	12,389	7,410	19,535
Non-operating expenses (income), net	11,285	(13,129)	24,017	4,626
Equity in earnings of TNI and MNI	(1,729)	(2,009)	(4,417)	(4,808)
Loss (gain) on sale of assets, net	(3,783)	(438)	(3,716)	(1,409)
Depreciation and amortization	10,318	10,941	20,698	21,884
Workforce adjustments	2,405	588	2,470	1,192
Stock compensation	559	594	1,083	1,164
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,220	2,711	5,696	6,519
Adjusted EBITDA	28,796	31,130	72,059	79,694

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2017, the Financial Accounting Standards Board ("FASB") issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense are presented outside of operating income. The current presentation includes all components of the expense as Compensation in our Consolidated Statements of Income and Comprehensive Income. The adoption of the new standard is required in 2019.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distribution from equity method investments, among others. The adoption of the new standard is required in 2020. The adoption of this standard will reclassify certain cash receipts within the Consolidation Statements of Cash Flows.

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

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. The adoption of these requirements is required in 2019.

We currently anticipate adopting the new revenue recognition standard in the fiscal year beginning October 1, 2018. We are currently evaluating the impact that the updated guidance will have on our financial statements and related disclosures.

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

Our products include:

•
46 daily and 34 Sunday newspapers with print and digital subscribers totaling 0.9 million and 1.2 million, respectively, for the 13 weeks ended March 26, 2017. We estimate that almost three million people read our printed daily newspapers each day; and

•	Nearly 300 weekly newspapers and classified and niche publications.

Our markets have established retail bases, and most are regional shopping hubs. We are located in four state capitals. Six of our top ten markets by revenue include major universities, and seven are home to major corporate headquarters. We believe that all of these factors have had a positive impact on advertising revenue. Community newspapers and their associated digital media remain a valuable source of local news and information attracting large local audiences and are an effective means for local advertisers to reach their customers. We believe our audiences across these communities tend to be loyal readers who actively seek our content and serve as an attractive target for our advertisers.
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

As of March 26, 2017, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at March 26, 2017;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $70,234,000 is outstanding at March 26, 2017; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $129,684,000 is outstanding at March 26, 2017.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At March 26, 2017, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 26, 2017 totals $49,321,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $145,000,000 in each year from 2011 through the trailing twelve months ended March 26, 2017, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At March 26, 2017, the principal amount of our outstanding debt totaled $584,918,000. The March 26, 2017 principal amount of our debt, net of cash, is 3.89 times our trailing twelve months adjusted EBITDA, compared to a ratio of 4.0 at March 27, 2016.

Final maturities of our debt range from December 2018 through December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 26, 2017.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect to make any significant income tax payments in the current year.

13 WEEKS ENDED MARCH 26, 2017

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 26 2017	March 27 2016	Percent Change	Same Property

Advertising and marketing services revenue:
Retail	49,005	55,682	(12.0)	(10.3)
Classified	21,786	24,721	(11.9)	(10.7)
National	4,405	5,492	(19.8)	(18.8)
Niche publications and other	2,337	2,836	(17.6)	(16.4)
Total advertising and marketing services revenue	77,533	88,731	(12.6)	(11.1)
Subscription	45,009	46,658	(3.5)	(2.5)
Digital services	3,481	3,414	2.0	2.0
Commercial printing	2,523	3,043	(17.1)	(15.8)
Other	4,841	4,989	(3.0)	(2.8)
Total operating revenue	133,387	146,835	(9.2)	(7.9)
Operating expenses:
Compensation	52,414	58,850	(10.9)	(9.9)
Newsprint and ink	6,200	6,053	2.4	2.4
Other operating expenses	48,756	54,107	(9.9)	(7.6)
Workforce adjustments	2,405	588	NM	NM
Cash costs	109,775	119,598	(8.2)	(6.6)
	23,612	27,237	(13.3)	(13.4)
Depreciation and amortization	10,318	10,941	(5.7)
Gain on sales of assets and other, net	(3,783)	(438)	NM
Equity in earnings of associated companies	1,729	2,009	(13.9)
Operating income	18,806	18,743	0.3
Non-operating income (expense), net	(11,285)	13,129	NM
Income before income taxes	7,521	31,872	(76.4)
Income tax expense	1,144	12,389	(90.8)
Net income	6,377	19,483	(67.3)
Net income attributable to non-controlling interests	(249)	(255)	(2.4)
Income attributable to Lee Enterprises, Incorporated	6,128	19,228	(68.1)
Other comprehensive income (loss), net of income taxes	894	(43)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	7,022	19,185	(63.4)
Earnings per common share:
Basic	0.11	0.36	(69.4)
Diluted	0.11	0.36	(69.4)

References to the "2017 Quarter" refer to the 13 weeks ended March 26, 2017. Similarly, references to the "2016 Quarter" refer to the 13 weeks ended March 27, 2016. Due to the disposition of the Daily Herald in Provo, UT in August of 2016, all of the revenue and operating expense trends discussed below are on a same property basis, unless otherwise noted.

Advertising and Marketing Services Revenue

In the 2017 Quarter, advertising and marketing services revenue decreased $9,721,000, or 11.1%, compared to the 2016 Quarter. Retail advertising decreased 10.3%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from large retailers, big box stores and classifieds. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 14.1%, partially offsetting print declines.

Classified revenue decreased $2,617,000, or 10.7%, in the 2017 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis increased 12.1%.

National advertising decreased $1,020,000, or 18.8%, and digital national advertising on a stand-alone basis decreased 6.9%.

On a stand alone basis, digital advertising and marketing services revenue increased 11.3% to $22,235,000 in the 2017 Quarter, representing 28.7% of total advertising and marketing services revenue. Total digital revenue, including advertising and marketing services and all other digital business, totaled $25,716,000 in the 2017 Quarter, an increase of 10.0% over the 2016 Quarter. Print advertising, including preprints and print marketing services revenue, decreased 17.8%.

Subscription and Other Revenue

Subscription revenue decreased $1,154,000, or 2.5%, in the 2017 Quarter. Revenue declines were due to lower volumes partially offset by higher subscription rates and charges for premium content. During the 2017 Quarter, we implemented rate increases in most of our markets that we believe will have a favorable impact on subscription revenue in the second half of 2017.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the 2017 Quarter. Sunday circulation totaled 1.2 million.

Digital services revenue increased $67,000, or 2.0%, largely due to TownNews.com, which generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue decreased $473,000, or 15.8%, in the 2017 Quarter due to decreased volume for existing customers at several of our largest markets.

In the 2017 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 26.7 million unique visitors with 228.9 million page views; a 4.4% and 6.2% increase, respectively, compared to the 2016 Quarter. Research in our larger markets indicates we continue to reach over 76% of all adults in the market through the combination of digital audience growth and strong print newspaper readership.

Operating Expenses

Operating expenses for the 2017 Quarter decreased 9.2%. Cash costs decreased $7,770,000, or 6.6%, in the 2017 Quarter.

Compensation expense decreased $5,729,000, or 9.9%, in the 2017 Quarter, driven by lower self-insured medical costs and a decline of 7.2% in average full-time equivalent employees.

Newsprint and ink costs increased $147,000, or 2.4%, in the 2017 Quarter, as a result of newsprint price increases offset by an 13.1% reduction in newsprint volume. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $4,005,000, or 7.6%, in the 2017 Quarter. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.

Excluding workforce adjustments, cash costs decreased 8.2% in the 2017 Quarter.

Reductions in staffing resulted in workforce adjustment costs totaling $2,405,000 and $588,000 in the 2017 Quarter and 2016 Quarter, respectively.

For fiscal 2017, we expect cash cost excluding workforce adjustments, to decrease between 6.0% to 6.5%.

Results of Operations

On a GAAP basis, depreciation expense decreased $317,000, or 7.3%, and amortization expense decreased $306,000, or 4.6%, in the 2017 Quarter. Gain on sales of assets and other, net including a $3,741,000 curtailment gain resulted in a net gain of $3,783,000 in the 2017 Quarter and $438,000 in the 2016 Quarter.

Equity in earnings of TNI and MNI decreased $280,000 in the 2017 Quarter.

The factors noted above resulted in operating income of $18,806,000 in the 2017 Quarter compared to $18,743,000 in the 2016 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,644,000, or 10.1%, to $14,637,000 in the 2017 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.8% at the end of the 2017 Quarter compared to 9.6% at the end of the 2016 Quarter, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to the ongoing reduction of the 1st Lien Term Loan, our lowest cost of debt.

We recognized $1,075,000 of debt financing and administrative costs in the 2017 Quarter compared to $2,034,000 in the 2016 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $4,283,000 in 2017 Quarter and a non-operating expense of $62,000 in the 2016 Quarter, related to the changes in the value of the Warrants.

In the 2016 Quarter, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

In the 2016 Quarter, we also recorded a $725,000 gain on extinguishment of debt purchased at a discount.

Overall Results

We recognized income tax expense of $1,144,000, resulting in an effective tax rate of 15.2% in the 2017 Quarter compared to 38.9% in the 2016 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $6,128,000 in the 2017 Quarter compared to $19,228,000 in the 2016 Quarter. We recorded earnings per diluted common share of $0.11 in the 2017 Quarter and $0.36 in the 2016 Quarter. Excluding unusual matters, as detailed in the table below, we recognized a loss of $0.01 per diluted common share, as adjusted, in the 2017 Quarter, the same as the 2016 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 26 2017		March 27 2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	6,128	0.11	19,228	0.36
Adjustments:
Warrants fair value adjustment	(4,283)		62
Gain on insurance settlement	—		(30,646)
Curtailment gains	(3,741)		—
	(8,024)		(30,584)
Income tax effect of adjustments, net	1,309		10,726
	(6,715)	(0.12)	(19,858)	(0.37)
Income (loss) attributable to Lee Enterprises, Incorporated, as adjusted	(587)	(0.01)	(630)	(0.01)

26 WEEKS ENDED MARCH 26, 2017

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	26 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	March 26 2017	March 27 2016	Percent Change	Same Property

Operating revenue:
Retail	110,876	125,363	(11.6)	(9.8)
Classified	44,023	50,842	(13.4)	(12.4)
National	10,705	12,380	(13.5)	(12.4)
Niche publications and other	4,964	5,783	(14.2)	(13.5)
Total advertising and marketing services revenue	170,568	194,368	(12.2)	(10.7)
Subscription	93,896	97,089	(3.3)	(2.2)
Digital services	6,955	6,730	3.3	3.3
Commercial printing	5,297	6,269	(15.5)	(14.4)
Other	10,660	10,784	(1.1)	(1.0)
Total operating revenue	287,376	315,240	(8.8)	(7.5)
Operating expenses:
Compensation	107,470	117,514	(8.5)	(7.5)
Newsprint and ink	13,093	12,738	2.8	2.8
Other operating expenses	101,533	112,977	(10.1)	(7.8)
Workforce adjustments	2,470	1,192	NM	NM
Cash costs	224,566	244,421	(8.1)	(6.5)
	62,810	70,819	(11.3)	(10.9)
Depreciation and amortization	20,698	21,884	(5.4)
Gain on sales of assets and other, net	(3,716)	(1,409)	NM
Equity in earnings of associated companies	4,417	4,808	(8.1)
Operating income	50,245	55,152	(8.9)
Non-operating expense, net	(24,017)	(4,626)	NM
Income before income taxes	26,228	50,526	(48.1)
Income tax expense	7,410	19,535	(62.1)
Net income	18,818	30,991	(39.3)
Net income attributable to non-controlling interests	(517)	(526)	(1.7)
Income attributable to Lee Enterprises, Incorporated	18,301	30,465	(39.9)
Other comprehensive loss, net of income taxes	949	(86)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	19,250	30,379	(36.6)
Earnings per common share:
Basic	0.34	0.57	(40.4)
Diluted	0.33	0.57	(42.1)

References to the "2017 Period" refer to the 26 weeks ended March 26, 2017. Similarly, references to the "2016 Period" refer to the 26 weeks ended March 27, 2016. Due to the disposition of the Daily Herald in Provo, UT in August of 2016, all of the revenue and operating expense trends discussed below are on a same property basis, unless otherwise noted.

Advertising and Marketing Services Revenue

In the 2017 Period, advertising and marketing services revenue decreased $20,497,000, or 10.7%, compared to the 2016 Period. Retail advertising decreased 9.8%. The decrease in retail advertising revenue is due to reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 10.7%, partially offsetting print declines.

Classified revenue decreased $6,213,000, or 12.4%, in the 2017 Period as we continue to experience a reduction in print advertising from automotive, employment and real estate in most of our markets. Digital classified revenue on a stand-alone basis increased 8.0%.

National advertising decreased $1,521,000, or 12.4%. Digital national advertising on a stand-alone basis increased 2.5%.

On a stand-alone basis, digital advertising and marketing services revenue increased 9.0% to $45,172,000, in the 2017 Period, representing 26.5% of total advertising and marketing services revenue. Mobile advertising revenue, which is included in digital advertising, increased 9.7% in the 2017 Period. Total digital revenue for the 2017 Period, including advertising and marketing services and all other digital business, totaled $52,127,000, an increase of 8.2% from a year ago, representing 18.1% of total operating revenue. Print advertising, including preprints and print marketing services revenue, decreased 16.2%.

Subscription and Other Revenue

Subscription revenue decreased $2,115,000, or 2.2%, in the 2017 Period. Revenue declines were due to lower volume which were not offset by higher subscription rates.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the 2017 Period. Sunday circulation totaled 1.2 million.

Digital services revenue increased $225,000, or 3.3%, largely due to TownNews.com, which generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers, and media operations. Commercial printing revenue decreased $891,000, or 14.4%, in the 2017 Period due to decreased volume for existing customers at several of our largest markets.

Operating Expenses

Operating expenses for the 2017 Period decreased 7.3%. Cash costs decreased $15,684,000, or 6.5%, in the 2017 Period.

Compensation expense decreased $8,669,000, or 7.5%, in the 2017 Period, driven by a decline of 7.2% in average full time equivalent employees and lower self-insured medical costs.

Newsprint and ink costs increased $355,000, or 2.8%, in the 2017 Period, as a result of newsprint price increases offset by a 12.4% reduction in newsprint volume. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, which are comprised of all operating costs not considered to be compensation, newsprint, depreciation, amortization, or unusual matters including delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others, decreased $8,648,000, or 7.8%, in the 2017 Period. Cost reductions were primarily related to the impact of both subscriber delivery cost and a decrease in postage costs primarily related to a reduction in direct mail advertising volumes.

Excluding workforce adjustments, cash costs decreased 7.1% in the 2017 Period.

Reduction in staffing resulted in workforce adjustment costs totaling $2,470,000 and $1,192,000 in the 2017 Period and 2016 Period, respectively.

Results of Operations

On a GAAP basis, depreciation expense decreased $573,000, or 6.6%, and amortization expense decreased $613,000, or 4.6%, in the 2017 Period. Sales of operating assets and other, net including a $3,741,000 curtailment gain resulted in a net gain of $3,716,000 in the 2017 Period compared to a net gain of $1,409,000 in the 2016 Period.

Equity in earnings in associated companies decreased $391,000 in the 2017 Period.

The factors noted above resulted in operating income of $50,245,000 in the 2017 Period compared to $55,152,000 in the 2016 Period.

Nonoperating Income and Expense

Interest expense decreased $3,835,000, or 11.5%, to $29,588,000 in the 2017 Period due to lower debt balances.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $7,378,000 in 2017 Period and non-operating income of $11,000 in the 2016 Period, related to the changes in the value of the Warrants.

In the 2016 Period, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

We recognized $2,026,000 of debt financing costs in the 2017 Period compared to $3,367,000 in the 2016 Period related to our 2014 refinancing. We also recognized $1,250,000 gain on extinguishment of debt in the 2016 Period.

Overall Results

We recognized income tax expense of $7,410,000, resulting in an effective tax rate of 28.3% in the 2017 Period compared to 38.7% in the 2016 Period. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $18,301,000 in the 2017 Period compared to $30,465,000 in the 2016 Period. We recorded earnings per diluted common share of $0.33 in the 2017 Period and $0.57 in the 2016 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.15 in the 2017 Period and $0.20 in the 2016 Period. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 26 2017		March 27 2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	18,301	0.33	30,465	0.57
Adjustments:
Warrants fair value adjustment	(7,378)		(11)
Gain on insurance settlement	—		(30,646)
Curtailment gains	(3,741)		—
	(11,119)		(30,657)
Income tax effect of adjustments, net	1,309		10,726
	(9,810)	(0.18)	(19,931)	(0.37)
Income attributable to Lee Enterprises, Incorporated, as adjusted	8,491	0.15	10,534	0.20

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $33,385,000 in the 2017 Period and $41,551,000 in the 2016 Period. We recorded net income of $18,818,000 in the 2017 Period and $30,991,000 in the 2016 Period. Non-cash debt financing costs charged to expense totaled $2,025,000 in the 2017 Period compared to $3,367,000 in the 2016 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2017 Quarter.

Investing Activities

Cash required for investing activities totaled $1,887,000 in the 2017 Period compared to cash provided by investing activities of $31,900,000 in the 2016 Period. Capital spending totaled $2,079,000 in the 2017 Period compared to $3,271,000 in the 2016 Period. We received $1,078,000 and $3,776,000 of proceeds from sales of assets in the 2017 Period and the 2016 Period, respectively. In the 2016 Period, we received $30,646,000 related to an insurance settlement.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2017, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $32,479,000 in the 2017 Period and $68,117,000 in the 2016 Period. Debt reduction accounted for the majority of the usage of funds in both the 2017 Period and the 2016 Period.

Liquidity

At March 26, 2017, after consideration of letters of credit, we have approximately $33,318,000 available for future use under our Revolving Facility. Including cash, our liquidity at March 26, 2017 totals $49,321,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 26, 2017, the principal amount of our outstanding debt totals $584,918,000. The March 26, 2017 principal amount of debt, net of cash, is 3.89 times our trailing 12 months adjusted EBITDA, compared to a ratio of 4.0 at March 27, 2016.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 26, 2017.

In February 2017 our filing of a replacement Form S-3 registration statement ("Shelf") with the SEC, was declared effective and expires February 2020. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities may be used generally to reduce debt.

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

Wage Laws

In 2016, the Department of Labor ("DOL") published its final rule updating overtime regulations and minimum pay regulations for exempt employees. Among other things, the final rule establishes a minimum weekly rate for all exempt employees of $913 per week, more than double the previous limit. The final rule was scheduled to be effective beginning December 1, 2016. However, a federal district court issued a preliminary injunction on the rule becoming final. Until a final ruling is issued, the Company cannot determine what impact this rule will have, if any.

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined.

INFLATION

Price increases (or decreases) for our products or services are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At March 26, 2017, 12.0% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $702,340 based on $70,234,000 of floating rate debt outstanding at March 26, 2017.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on the difference between interest rates in March 2017 and our 1.0% minimum rate, LIBOR would need to increase approximately 2 basis points for one month borrowing before our borrowing cost would begin to be impacted by an increase in interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Annualized newsprint capacity reductions in North America since the beginning of 2017 and scheduled newsprint reductions in Asia and West Europe tonnes may not be sufficient to reduce the current downward pricing pressure on newsprint.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered. Average cost per metric ton was approximately 18% higher during the second fiscal quarter 2017 compared to the same quarter a year ago.

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

SENSITIVITY TO CHANGES IN VALUE

At March 26, 2017, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $70,277,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $129,684,000 principal amount under the 2nd Lien Term Loan. At March 26, 2017, based on an average of private market price quotations, the fair values were $399,437,000 and $136,492,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	May 5, 2017
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)