Form 10-Q
period 2017-06-25
LEE ENTERPRISES, INC
filed 2017-08-04
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 25, 2017

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
Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer", "accelerated filer" and "small reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of July 31, 2017, 56,717,387 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 25 2017	September 25 2016

ASSETS

Current assets:
Cash and cash equivalents	24,972	16,984
Accounts receivable, net	48,765	51,334
Inventories	3,695	4,252
Other	5,359	4,683
Total current assets	82,791	77,253
Investments:
Associated companies	29,368	29,716
Other	10,497	9,488
Total investments	39,865	39,204
Property and equipment:
Land and improvements	20,520	21,028
Buildings and improvements	172,863	174,164
Equipment	278,655	279,770
Construction in process	1,514	823
	473,552	475,785
Less accumulated depreciation	355,468	347,223
Property and equipment, net	118,084	128,562
Goodwill	243,979	243,729
Other intangible assets, net	139,489	158,354
Medical plan assets, net	15,145	14,063
Other	1,660	1,690

Total assets	641,013	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 25 2017	September 25 2016

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	32,138	25,070
Accounts payable	15,113	18,143
Compensation and other accrued liabilities	20,705	23,884
Accrued interest	11,086	2,895
Income taxes payable	322	665
Unearned revenue	28,171	28,361
Total current liabilities	107,535	99,018
Long-term debt, net of current maturities	513,218	565,826
Pension obligations	53,302	55,148
Postretirement and postemployment benefit obligations	5,446	10,717
Deferred income taxes	47,128	38,308
Income taxes payable	5,436	5,016
Warrants and other	9,606	16,363
Total liabilities	741,671	790,396
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	567	558
June 25, 2017: 56,717 shares;
September 25, 2016: 55,771 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	251,272	249,740
Accumulated deficit	(331,709)	(356,005)
Accumulated other comprehensive loss	(21,775)	(22,778)
Total stockholders' deficit	(101,645)	(128,485)
Non-controlling interests	987	944
Total deficit	(100,658)	(127,541)
Total liabilities and deficit	641,013	662,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Operating revenue:
Advertising and marketing services	81,247	92,294	251,815	286,662
Subscription	47,410	47,160	141,306	144,249
Other	10,698	11,492	33,610	35,275
Total operating revenue	139,355	150,946	426,731	466,186
Operating expenses:
Compensation	51,577	57,218	159,047	174,733
Newsprint and ink	6,123	6,604	19,216	19,343
Other operating expenses	48,571	53,356	150,109	166,332
Depreciation	4,011	4,323	12,090	12,975
Amortization of intangible assets	6,285	6,545	18,903	19,777
Gain on sales of assets and other, net	(61)	(354)	(3,777)	(1,763)
Workforce adjustments and other	3,902	424	6,372	1,616
Total operating expenses	120,408	128,116	361,960	393,013
Equity in earnings of associated companies	1,616	1,825	6,034	6,633
Operating income	20,563	24,655	70,805	79,806
Non-operating income (expense):
Financial income	77	141	261	326
Interest expense	(14,331)	(15,783)	(43,919)	(49,206)
Debt financing and administrative costs	(1,438)	(1,196)	(3,463)	(4,563)
Gain on insurance settlement	—	—	—	30,646
Other, net	3,259	(413)	10,674	920
Total non-operating income (expense), net	(12,433)	(17,251)	(36,447)	(21,877)
Income before income taxes	8,130	7,404	34,358	57,929
Income tax expense	1,843	3,037	9,253	22,571
Net income	6,287	4,367	25,105	35,358
Net income attributable to non-controlling interests	(292)	(275)	(809)	(801)
Income attributable to Lee Enterprises, Incorporated	5,995	4,092	24,296	34,557
Other comprehensive income (loss), net of income taxes	55	(43)	1,004	(129)
Comprehensive income attributable to Lee Enterprises, Incorporated	6,050	4,049	25,300	34,428
Earnings per common share:
Basic:	0.11	0.08	0.45	0.65
Diluted:	0.11	0.08	0.44	0.64

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016

Cash provided by operating activities:
Net income	25,105	35,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,989	32,752
Net (gain) on sales of assets and insurance settlement	(35)	(32,409)
Curtailment gains	(3,741)	—
Stock compensation expense	1,564	1,714
Distributions greater than earnings of MNI	504	3,072
Deferred income tax expense	8,056	20,693
Debt financing and administrative costs	3,463	4,563
Gain on extinguishment of debt	—	(1,250)
Pension contributions	—	(2,314)
Changes in operating assets and liabilities:
Decrease in receivables	2,569	5,614
Decrease (Increase) in inventories and other	253	(440)
Increase (decrease) in accounts payable, compensation and other accrued liabilities and unearned revenue	2,067	(1,592)
Decrease in pension, postretirement and postemployment benefit obligations	(2,691)	(3,440)
Change in income taxes receivable or payable	77	1,604
Other, net	(8,747)	1,902
Net cash provided by operating activities	59,433	65,827
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,232)	(5,793)
Insurance settlement	—	30,646
Proceeds from sales of assets	1,830	3,983
Distributions greater (less) than earnings of TNI	(156)	1,275
Other, net	(798)	(500)
Net cash provided by (required for) investing activities	(2,356)	29,611
Cash provided by (required for) financing activities:
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(48,687)	(89,340)
Debt financing costs paid	(371)	(420)
Common stock transactions, net	(31)	60
Net cash required for financing activities	(49,089)	(84,700)
Net increase in cash and cash equivalents	7,988	10,738
Cash and cash equivalents:
Beginning of period	16,984	11,134
End of period	24,972	21,872

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 25, 2017 and their results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2016 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 25, 2017 are not necessarily indicative of the results to be expected for the full year.

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

On June 30, 2017, in the Company's fourth fiscal quarter of 2017, the Company purchased the assets of the Dispatch-Argus serving Moline and Rock Island, Illinois for $7,150,000 plus an adjustment for working capital. The purchase included one daily newspaper, a weekly publication, two niche publications as well as the related digital platforms. The purchase was funded with cash on the balance sheet and will be consolidated with the Company results in the 13 weeks ended September 24, 2017.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Operating revenue	11,330	12,231	37,151	41,053
Operating expenses	9,178	10,073	28,948	32,515
Operating income	2,152	2,158	8,203	8,538
Company's 50% share of operating income	1,076	1,080	4,102	4,269
Less amortization of intangible assets	105	105	314	314
Equity in earnings of TNI	971	975	3,788	3,955

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 25, 2017 and June 26, 2016 we received $1,213,000 and $1,501,000 in distributions, respectively. In the 39 weeks ended June 25, 2017 and June 26, 2016 we received $3,633,000 and $5,230,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (income) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $128,000 and $162,000 in the 13 weeks ended June 25, 2017 and June 26, 2016, respectively and $428,000 and $(1,000) in the 39 weeks ended June 25, 2017 and June 26, 2016, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the 52 or 53 weeks ending June 2018, 2019 and $314,000 in 2020.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Operating revenue	15,070	16,263	46,493	49,602
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,649	13,160	38,576	39,819
Workforce adjustments	81	13	236	32
Depreciation and amortization	348	410	1,044	1,303
Operating income	1,992	2,680	6,637	8,448
Net income	1,291	1,699	4,492	5,347
Equity in earnings of MNI	645	850	2,246	2,678

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 25, 2017 and June 26, 2016 we received dividends of $500,000 and $1,750,000, respectively. In the 39 weeks ended June 25, 2017 and June 26, 2016 we received dividends of $2,750,000 and $5,750,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 25 2017

Goodwill, gross amount	1,532,458
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	243,729
Goodwill acquired in business combinations	250
Goodwill, end of period	243,979

In the 13 weeks ended June 25, 2017, the Company purchased a weekly publication in the same market as one of our existing operations. The acquisition resulted in recording $250,000 of additional goodwill.

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 25 2017	September 25 2016

Nonamortized intangible assets:
Mastheads	23,644	23,644
Amortizable intangible assets:
Customer and newspaper subscriber lists	687,221	687,182
Less accumulated amortization	571,376	552,472
	115,845	134,710
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	139,489	158,354

Annual amortization of intangible assets for the 52 or 53 weeks ended June 2018 to June 2022 is estimated to be $18,685,000, $16,321,000, $15,249,000, $14,824,000 and $11,934,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 25 2017	September 26 2016	June 25 2017

Revolving Facility	—	—	6.72
1st Lien Term Loan	58,984	101,304	7.29
Notes	385,000	385,000	9.50
2nd Lien Term Loan	124,496	130,863	12.00
	568,480	617,167
Unamortized debt issue costs	(23,124)	(26,271)
Less current maturities of long-term debt	32,138	25,070
Total long-term debt	513,218	565,826

Our weighted average cost of debt, excluding amortization of debt financing costs at June 25, 2017, is 9.8%.

At June 25, 2017, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $13,388,000 for the remainder of 2017, $25,000,000 in 2018, $26,145,000 in 2019, zero in 2020, zero in 2021 and $503,947,000 thereafter.

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

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At June 25, 2017, the principal balance of the Notes totaled $385,000,000.

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

We may repurchase Notes in the open market at any time. In the 39 weeks ended June 26, 2016, we purchased $15,000,000 principal amount of Notes in privately negotiated transactions which resulted in a gain on extinguishment of debt totaling $1,250,000. The gain is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At June 25, 2017, after consideration of letters of credit, we have approximately $33,818,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $58,984,000 at June 25, 2017, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at June 25, 2017, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended June 25, 2017, the required Lee Legacy Excess Cash Flow payment was $1,589,000.

2017 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 25 2016	March 26 2017	June 25 2017	September 24 2017

Mandatory	6,250	6,250	6,250	6,250
Voluntary	11,000	7,500	5,000	—
Excess cash flow payment	70	—	—	1,589
	17,320	13,750	11,250	7,839

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $124,496,000 at June 25, 2017, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Prior to March 31, 2017, we were required to offer the Pulitzer Excess Cash Flow to the 2nd Lien Lenders to prepay the 2nd Lien Term Loan at par, which payment the 2nd Lien Lenders could accept or reject. After March 31, 2017, Pulitzer Excess Cash Flow is used to prepay the 2nd Lien Term Loan, at par. Pulitzer Excess Cash Flow payments are required to be paid 45 days after the end of the quarter. For the 13 weeks ended June 25, 2017, Pulitzer Excess Cash Flow totaled $5,549,000, which will be used to repay the 2nd Lien Term Loan in August 2017, at par.

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan for the previous four quarters are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow	Payment Date	Payment Amount (not rejected)

June 26, 2016	1,583	Q4 2016	299
September 25, 2016	—	Q1 2017	—
December 25, 2016	930	Q2 2017	174
March 26, 2017	4,488	Q3 2017	4,488

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For the 39 weeks ended June 25, 2017 and June 26, 2016, we repaid $1,705,000 and $3,546,000, respectively, on the 2nd Lien Term Loan, at par, with net proceeds from the sale of Pulitzer assets.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,297,000 and $3,148,000 in the 13 weeks and 39 weeks ended June 25, 2017, respectively, and $1,132,000 and $4,211,000 in the 13 and 39 weeks ended June 26, 2016, respectively. Amortization of such costs is estimated to total $4,170,000 in 2017, $4,163,000 in 2018, $4,009,000 in 2019, $4,063,000 in 2020 and $4,248,000 in 2021. At June 25, 2017, we have $23,124,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At June 25, 2017, after consideration of letters of credit, we have approximately $33,818,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 25, 2017 totals $58,790,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 25, 2017.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Service cost for benefits earned during the period	21	49	63	147
Interest cost on projected benefit obligation	1,349	1,515	4,047	4,545
Expected return on plan assets	(1,969)	(2,174)	(5,907)	(6,522)
Amortization of net loss	736	599	2,208	1,797
Amortization of prior service benefit	(34)	(34)	(102)	(102)
Pension expense (benefit)	103	(45)	309	(135)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Service cost for benefits earned during the period	—	16	12	48
Interest cost on projected benefit obligation	91	156	323	468
Expected return on plan assets	(264)	(331)	(792)	(993)
Amortization of net gain	(254)	(273)	(734)	(819)
Amortization of prior service benefit	(365)	(365)	(1,095)	(1,095)
Curtailment gains	—	—	(3,741)	—
Postretirement medical benefit	(792)	(797)	(6,027)	(2,391)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan, which included notice that the plan will terminate on December 31, 2017. These changes resulted in a non-cash curtailment gain of $3,741,000, which is recorded in gain on sales of assets and other, net in the Consolidated Statements of income and Comprehensive Income. These changes also reduced the postemployment benefit obligation by $5,158,000 and reduced accumulated other comprehensive loss by $1,417,000.

Based on our forecast at June 25, 2017, we do not expect to make contributions to our pension trust and postretirement medical plans for the remainder of fiscal 2017.

6	INCOME TAXES

We recorded income tax expense of $1,843,000 and $9,253,000 related to income before taxes of $8,130,000 and $34,358,000 for the 13 and 39 weeks ended June 25, 2017, respectively. For the 13 and 39 weeks ended June 26, 2016, we recorded $3,037,000 and $22,571,000 in income tax expense related to income before taxes of $7,404,000 and $57,929,000, respectively. The effective income tax rates for the 13 weeks ended June 25, 2017 and June 26, 2016 were 22.7% and 41.0%, respectively. The effective income tax rates for the 39 weeks ended June 25, 2017 and June 26, 2016 were 26.9% and 39.0%, respectively. The mark-to-market adjustments to value the Warrants is the primary cause of the reduction in the effective income tax rates in 2017. The primary differences between these rates and the U.S. federal statutory rate of 35% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

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

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Income attributable to Lee Enterprises, Incorporated:	5,995	4,092	24,296	34,557
Weighted average common shares	56,668	55,735	56,401	55,398
Less weighted average restricted Common Stock	(2,515)	(2,524)	(2,491)	(2,222)
Basic average common shares	54,153	53,211	53,910	53,176
Dilutive stock options and restricted Common Stock	1,302	1,114	1,492	783
Diluted average common shares	55,455	54,325	55,402	53,959
Earnings per common share:
Basic	0.11	0.08	0.45	0.65
Diluted	0.11	0.08	0.44	0.64

For the 13 and 39 weeks ended June 25, 2017, 7,327,000 and 6,617,000, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 39 weeks ended June 26, 2016, 6,919,000 and 7,643,000, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 25, 2017 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 25, 2016	1,698	2.42
Exercised	(336)	1.54
Cancelled	(88)	14.02
Outstanding, June 25, 2017	1,274	1.85	3.9	437

Exercisable, June 25, 2017	1,274	1.85	3.9	437

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 25, 2017:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 25, 2016	2,462	2.74
Vested	(741)	3.59
Granted	823	3.34
Cancelled	(50)	2.89
Outstanding, June 25, 2017	2,494	2.69
Total unrecognized compensation expense for unvested restricted Common Stock at June 25, 2017 is $3,302,000, which will be recognized over a weighted average period of 1.5 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,818,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of June 30, 2017, based on the most recent data available, the approximate fair value of the private equity investment is $8,039,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $58,836,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $124,496,000 principal amount under the 2nd Lien Term Loan. At June 25, 2017, based on private market price quotations, the fair values were $393,662,000 and $129,164,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at June 25, 2017, March 26, 2017 and September 25, 2016 is $1,342,000, $4,382,000 and $11,760,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Multiemployer Pension Plans

The Company contributes to three multiemployer pension plans. In June 2017, a union contract covering certain of our employees under a multiemployer pension plan expired resulting in a partial withdrawal from one of the multiemployer plans. The Company recorded an estimate of the partial withdrawal liability resulting in a $2,600,000 increase in both Other long-term liabilities in the Consolidated Balance Sheet and Workforce adjustments and other in the Consolidated Statement of Income and Comprehensive Income. Once the multiemployer pension plan's administrators finalize the partial withdrawal liability, it will be paid in equal installments over a twenty year period.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 25, 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2016 Annual Report on Form 10-K.

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

We also present revenue and certain operating expense trends on a Same Property basis which excludes the operating results of the Daily Herald in Provo, UT, which was sold in August 2016, and the acquisition of a weekly publication in 2017. Same Property results are useful to investors in understanding the revenue and operating expense trends excluding the impact of changes due to operations no longer owned by the Company or were recently acquired.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended June 25, 2017" and "39 Weeks Ended June 25, 2017".

Same Property trends can be found in tables in Item 2, included herein, under the captions "13 Weeks Ended June 25, 2017" and "39 Weeks Ended June 25, 2017".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 25 2017	June 26 2016	June 25 2017	June 26 2016

Net Income	6,287	4,367	25,105	35,358
Adjusted to exclude
Income tax expense	1,843	3,037	9,253	22,571
Non-operating expenses, net	12,433	17,251	36,447	21,877
Equity in earnings of TNI and MNI	(1,616)	(1,825)	(6,034)	(6,633)
Loss (gain) on sale of assets, net	(61)	(354)	(3,777)	(1,763)
Depreciation and amortization	10,296	10,868	30,993	32,752
Workforce adjustments and other	3,902	424	6,372	1,616
Stock compensation	481	550	1,564	1,714
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,246	2,625	7,943	9,145
Adjusted EBITDA	35,811	36,943	107,866	116,637

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

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of local news and information, and a major platform for advertising, in the markets we serve, which are located primarily in the Midwest, Mountain West and West regions of the United States. With the exception of St. Louis, Missouri, our 50 markets, across 22 states, are principally midsize or small. Through our print and digital platforms, we reach an overwhelming majority of adults in our markets.

Our products include:

•
47 daily and 35 Sunday newspapers with print and digital subscribers totaling 0.8 million and 1.1 million, respectively, for the 13 weeks ended June 25, 2017. We estimate that almost three million people read our printed daily newspapers each day; and

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
We do not face significant competition from other local daily newspapers in most of our markets, although there is competition for audience in those markets from other media. In our top ten markets by revenue, only one has significant local daily print competition.

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

On June 30, 2017, in the Company's fourth fiscal quarter of 2017, the Company purchased the assets of the Dispatch-Argus serving Moline and Rock Island, Illinois for $7,150,000 plus an adjustment for working capital. The purchase included one daily newspaper, a weekly publication, two niche publications as well as the related digital platforms. The purchase was funded with cash on the balance sheet and will be consolidated with the Company results in the 13 weeks ended September 24, 2017.

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

As of June 25, 2017, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at June 25, 2017;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $58,984,000 is outstanding at June 25, 2017; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $124,496,000 is outstanding at June 25, 2017.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 25, 2017, after consideration of letters of credit, we have approximately $33,818,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 25, 2017 totals $58,790,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $145,000,000 in each year from 2011 through the trailing twelve months ended June 25, 2017, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At June 25, 2017, the principal amount of our outstanding debt totaled $568,480,000. The June 25, 2017 principal amount of our debt, net of cash, is 3.75 times our trailing twelve months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 25, 2017.

Due to our federal and state net operating loss carryforwards and based on historical levels of performance, we do not expect to make any significant income tax payments in the current year.

13 WEEKS ENDED JUNE 25, 2017

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	13 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 25 2017	June 26 2016	Percent Change	Same Property

Advertising and marketing services revenue:
Retail	51,946	58,937	(11.9)	(10.6)
Classified	22,434	25,707	(12.7)	(11.8)
National	4,273	4,626	(7.6)	(6.3)
Niche publications and other	2,594	3,024	(14.2)	(14.3)
Total advertising and marketing services revenue	81,247	92,294	(12.0)	(10.8)
Subscription	47,410	47,160	0.5	1.6
Digital services	3,435	3,541	(3.0)	(2.2)
Commercial printing	2,521	3,116	(19.1)	(17.6)
Other	4,742	4,835	(1.9)	(1.6)
Total operating revenue	139,355	150,946	(7.7)	(6.6)
Operating expenses:
Compensation	51,577	57,218	(9.9)	(9.1)
Newsprint and ink	6,123	6,604	(7.3)	(7.4)
Other operating expenses	48,571	53,356	(9.0)	(6.8)
Workforce adjustments and other	3,902	424	NM	NM
Cash costs	110,173	117,602	(6.3)	(4.9)
	29,182	33,344	(12.5)	(12.2)
Depreciation and amortization	10,296	10,868	(5.3)
Gain on sales of assets and other, net	(61)	(354)	NM
Equity in earnings of associated companies	1,616	1,825	(11.5)
Operating income	20,563	24,655	(16.6)
Non-operating expense, net	(12,433)	(17,251)	(27.9)
Income before income taxes	8,130	7,404	9.8
Income tax expense	1,843	3,037	(39.3)
Net income	6,287	4,367	44.0
Net income attributable to non-controlling interests	(292)	(275)	6.2
Income attributable to Lee Enterprises, Incorporated	5,995	4,092	46.5
Other comprehensive income (loss), net of income taxes	55	(43)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	6,050	4,049	49.4
Earnings per common share:
Basic	0.11	0.08	37.5
Diluted	0.11	0.08	37.5

References to the "2017 Quarter" refer to the 13 weeks ended June 25, 2017. Similarly, references to the "2016 Quarter" refer to the 13 weeks ended June 26, 2016. Due to the disposition of the Daily Herald in Provo, UT in August of 2016 and the weekly publication purchased in 2017, all of the revenue and operating expense trends discussed below are on a same property basis, unless otherwise noted.

Advertising and Marketing Services Revenue

In the 2017 Quarter, advertising and marketing services revenue decreased $9,833,000, or 10.8%, compared to the 2016 Quarter. Retail advertising decreased 10.6%. The decrease in advertising and marketing services revenue is due to reduced advertising volume primarily from large retailers and big box stores. Digital retail advertising on a stand-alone basis, which is the largest digital advertising category, increased 8.3%, partially offsetting print declines.

Classified revenue decreased $3,004,000, or 11.8%, in the 2017 Quarter as we continue to experience a reduction in print advertising in automotive, employment and real estate in most of our markets which combined declined 27.4%.

While other classified revenue, which include obituaries and legal notices, declined 4.0% in the 2017 Quarter. Digital classified revenue on a stand-alone basis increased 7.3%.

National advertising decreased $287,000, or 6.3%, and digital national advertising on a stand-alone basis increased 6.1%.

Niche publications and other decreased $429,000, or 14.3%, in the 2017 Quarter. Declines were due to elimination of products that do not meet our profit margin standards.

On a stand alone basis, digital advertising and marketing services revenue increased 7.8% to $23,626,000 in the 2017 Quarter, representing 29.2% of total advertising and marketing services revenue. Total digital revenue, including, TownNews.com, advertising and marketing services and all other digital business was $27,062,000 in the 2017 Quarter, an increase of 6.4% over the 2016 Quarter. TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations. Print advertising, including preprints and print marketing services revenue, decreased 16.7%.

Subscription and Other Revenue

Subscription revenue increased $755,000, or 1.6%, in the 2017 Quarter. The increase in the 2017 Quarter is due to sound pricing principles and additional premium content revenue.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the 2017 Quarter. Sunday circulation totaled 1.1 million.

Digital services revenue decreased $79,000, or 2.2%, due to a reduction in online surveys. These declines are partially offset by revenue at TownNews.com which increased $0.2 million, or 5.5%. Commercial printing revenue decreased $537,000, or 17.6%, in the 2017 Quarter due to decreased volume for existing customers at several of our largest markets.

In the 2017 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 225.7 million monthly page views, a 6.5% increase compared to the 2016 Quarter. Audience engagement is also increasing as pages per user session increased in the 2017 Quarter.

Operating Expenses

Operating expenses for the 2017 Quarter decreased 4.7%. Excluding workforce adjustments, cash costs decreased 8.0% in the 2017 Quarter.

Compensation expense decreased $5,158,000, or 9.1%, in the 2017 Quarter, driven by a decline in average full-time equivalent employees of 9.7%.

Newsprint and ink costs decreased $486,000, or 7.4%, in the 2017 Quarter, as a result of a reduction in newsprint volume of 13.9% from unit reductions and from basis weight changes. The declines were partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses decreased $3,523,000, or 6.8%, in the 2017 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or workforce adjustments and other. The largest costs included are delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others. Cost reductions were primarily related to lower subscriber delivery cost from declines in print volumes and a decrease in postage costs, primarily related to a reduction in direct mail advertising volumes.

Workforce adjustment and other costs totaled $3,902,000 in the 2017 Quarter compare to $424,000 in the 2016 Quarter. The 2017 Quarter includes a $2,600,000 expense to record an estimate of a partial withdrawal liability from one of our multiemployer pension plans.

For fiscal 2017, we expect cash cost excluding workforce adjustments, to decrease 6.5%.

Results of Operations

On a GAAP basis, depreciation expense decreased $312,000, or 7.2%, and amortization expense decreased $260,000, or 4.0%, in the 2017 Quarter. Sales of operating assets resulted in a net gain of $61,000 in the 2017 Quarter compared to a $354,000 gain in the 2016 Quarter.

Equity in earnings of TNI and MNI decreased $209,000 in the 2017 Quarter.

The factors noted above resulted in operating income of $20,563,000 in the 2017 Quarter compared to $24,655,000 in the 2016 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,452,000, or 9.2%, to $14,331,000 in the 2017 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.8% at the end of the 2017 Quarter compared to 9.6% at the end of the 2016 Quarter, as our Notes and 2nd Lien Term Loan balances are now a greater percentage of our outstanding debt due to the ongoing reduction of the 1st Lien Term Loan, our lowest cost of debt.

We recognized $1,438,000 of debt financing and administrative costs in the 2017 Quarter compared to $1,196,000 in the 2016 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $3,040,000 in 2017 Quarter and a non-operating expense of $415,000 in the 2016 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recognized income tax expense of $1,843,000, resulting in an effective tax rate of 22.7% in the 2017 Quarter compared to 41.0% in the 2016 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $5,995,000 in the 2017 Quarter compared to $4,092,000 in the 2016 Quarter. We recorded earnings per diluted common share of $0.11 in the 2017 Quarter and $0.08 in the 2016 Quarter. Excluding the warrant fair value adjustment, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.05 in the 2017 Quarter, compared to $0.08 the 2016 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 25 2017		June 26 2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	5,995	0.11	4,092	0.08
Adjustments:
Warrants fair value adjustment	(3,040)		415
	(3,040)	(0.05)	415	0.01
Income attributable to Lee Enterprises, Incorporated, as adjusted	2,955	0.05	4,507	0.08

39 WEEKS ENDED JUNE 25, 2017

Operating results, as reported in the Consolidated Financial Statements, are summarized below. Certain prior period amounts have been reclassified to conform with the current year presentation.

	39 Weeks Ended
(Thousands of Dollars, Except Per Share Data)	June 25 2017	June 26 2016	Percent Change	Same Property

Operating revenue:
Retail	162,822	184,302	(11.7)	(10.0)
Classified	66,457	76,548	(13.2)	(12.2)
National	14,977	17,006	(11.9)	(10.8)
Niche publications and other	7,559	8,806	(14.2)	(13.8)
Total advertising and marketing services revenue	251,815	286,662	(12.2)	(10.8)
Subscription	141,306	144,249	(2.0)	(1.0)
Digital services	10,390	10,271	1.2	1.4
Commercial printing	7,818	9,385	(16.7)	(15.5)
Other	15,402	15,619	(1.4)	(1.2)
Total operating revenue	426,731	466,186	(8.5)	(7.2)
Operating expenses:
Compensation	159,047	174,733	(9.0)	(8.0)
Newsprint and ink	19,216	19,343	(0.7)	(0.7)
Other operating expenses	150,109	166,332	(9.8)	(7.5)
Workforce adjustments	6,372	1,616	NM	NM
Cash costs	334,744	362,024	(7.5)	(6.0)
	91,987	104,162	(11.7)	(11.4)
Depreciation and amortization	30,993	32,752	(5.4)
Gain on sales of assets and other, net	(3,777)	(1,763)	NM
Equity in earnings of associated companies	6,034	6,633	(9.0)
Operating income	70,805	79,806	(11.3)
Non-operating expense, net	(36,447)	(21,877)	66.6
Income before income taxes	34,358	57,929	(40.7)
Income tax expense	9,253	22,571	(59.0)
Net income	25,105	35,358	(29.0)
Net income attributable to non-controlling interests	(809)	(801)	1.0
Income attributable to Lee Enterprises, Incorporated	24,296	34,557	(29.7)
Other comprehensive loss, net of income taxes	1,004	(129)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	25,300	34,428	(26.5)
Earnings per common share:
Basic	0.45	0.65	(30.8)
Diluted	0.44	0.64	(31.3)

References to the "2017 Period" refer to the 39 weeks ended June 25, 2017. Similarly, references to the "2016 Period" refer to the 39 weeks ended June 26, 2016. Due to the disposition of the Daily Herald in Provo, UT in August of 2016 and the weekly publication purchased in 2017, all of the revenue and operating expense trends discussed below are on a same property basis, unless otherwise noted.

Advertising and Marketing Services Revenue

In the 2017 Period, advertising and marketing services revenue decreased $30,331,000, or 10.8%, compared to the 2016 Period. Retail advertising decreased 10.0%. The decrease in retail advertising revenue is due to reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 9.8%, partially offsetting print declines.

Classified revenue decreased $9,217,000, or 12.2%, in the 2017 Period as we continue to experience a reduction in print advertising from automotive, employment and real estate in most of our markets which combined declined 25.0%.

While other classified revenue, which includes obituaries and legal notices, declined $1,307,000, or 4.2%, in the 2017 Period, digital classified revenue on a stand-alone basis increased 7.7%.

National advertising decreased $1,809,000, or 10.8%. Digital national advertising on a stand-alone basis increased 3.7%.

Niche publications and other decreased $1,205,000, or 13.8%, in the 2017 Period. Declines were due to elimination of products that do not meet our profit margin standards.

On a stand-alone basis, digital advertising and marketing services revenue increased 8.6% to $68,798,000, in the 2017 Period, representing 27.3% of total advertising and marketing services revenue. Total digital revenue including TownNews.com advertising and marketing services and all other digital business totaled $79,189,000 in the 2017 Period, an increase of 7.6% over the 2016 Period. TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations. Print advertising, including preprints and print marketing services revenue, decreased 16.4%.

Subscription and Other Revenue

Subscription revenue decreased $1,360,000, or 1.0%, in the 2017 Period.

Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.9 million in the 2017 Period. Sunday circulation totaled 1.2 million.

Digital services revenue increased $146,000, or 1.4%, due to TownNews.com, offset by a decrease in online surveys revenue. Commercial printing revenue decreased $1,429,000, or 15.5%, in the 2017 Period due to decreased volume from several of our existing customers.

Operating Expenses

Operating expenses for the 2017 Period decreased 5.5%. Excluding workforce adjustments, cash costs decreased 7.4% in the 2017 Period.

Compensation expense decreased $13,826,000, or 8.0%, in the 2017 Period, driven by a decline of 8.0% in average full time equivalent employees and lower self-insured medical costs.

Newsprint and ink costs decreased $132,000, or 0.7%, in the 2017 Period, as a result of a 12.9% reduction in newsprint volume partially offset by price increases. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses decreased $12,169,000, or 7.5%, in the 2017 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or workforce adjusments and other. The largest costs included are delivery, postage, outsourced printing, digital cost of goods sold, facility expenses among others. Cost reductions were primarily related to lower subscriber delivery cost from declines in print volumes and a decrease in postage costs, as a result to a reduction in direct mail advertising volumes.

Workforce adjustment costs totaled $6,372,000 and $1,616,000 in the 2017 Period and 2016 Period, respectively. The 2017 Period includes a $2,600,000 expense to record an estimate of a partial withdrawal liability from one of our multiemployer pension plans.

Results of Operations

On a GAAP basis, depreciation expense decreased $885,000, or 6.8%, and amortization expense decreased $874,000, or 4.4%, in the 2017 Period. Sales of operating assets and other, net including a $3,741,000 curtailment gain resulted in a net gain of $3,777,000 in the 2017 Period compared to a net gain of $1,763,000 in the 2016 Period.

Equity in earnings in associated companies decreased $599,000 in the 2017 Period.

The factors noted above resulted in operating income of $70,805,000 in the 2017 Period compared to $79,806,000 in the 2016 Period.

Nonoperating Income and Expense

Interest expense decreased $5,287,000, or 10.7%, to $43,919,000 in the 2017 Period due to lower debt balances.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $10,418,000 in 2017 Period and non-operating expense of $404,000 in the 2016 Period, related to the changes in the value of the Warrants.

In the 2016 Period, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of the Lee Legacy production facilities.

We recognized $3,463,000 of debt financing costs in the 2017 Period compared to $4,563,000 in the 2016 Period related to our 2014 refinancing. We also recognized $1,250,000 gain on extinguishment of debt in the 2016 Period.

Overall Results

We recognized income tax expense of $9,253,000, resulting in an effective tax rate of 26.9% in the 2017 Period compared to 39.0% in the 2016 Period. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $24,296,000 in the 2017 Period compared to $34,557,000 in the 2016 Period. We recorded earnings per diluted common share of $0.44 in the 2017 Period and $0.64 in the 2016 Period. Excluding unusual matters, as detailed in the table below, diluted earnings per common share, as adjusted, were $0.25 in the 2017 Period and $0.28 in the 2016 Period. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 25 2017		June 26 2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	24,296	0.44	34,557	0.64
Adjustments:
Warrants fair value adjustment	(10,418)		404
Gain on insurance settlement	—		(30,646)
	(10,418)		(30,242)
Income tax effect of adjustments, net	—		10,726
	(10,418)	(0.19)	(19,516)	(0.36)
Income attributable to Lee Enterprises, Incorporated, as adjusted	13,878	0.25	15,041	0.28

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $59,433,000 in the 2017 Period and $65,827,000 in the 2016 Period. We recorded net income of $25,105,000 in the 2017 Period and $35,358,000 in the 2016 Period. Non-cash debt financing costs charged to expense totaled $3,463,000 in the 2017 Period compared to $4,563,000 in the 2016 Period. Changes in depreciation and amortization, deferred income taxes, and operating assets and liabilities accounted for the bulk of the change in cash provided by operating activities in the 2017 Quarter.

Investing Activities

Cash required for investing activities totaled $2,356,000 in the 2017 Period compared to cash provided by investing activities of $29,611,000 in the 2016 Period. In the 2016 Period, we received $30,646,000 related to an insurance settlement. Capital spending totaled $3,232,000 in the 2017 Period compared to $5,793,000 in the 2016 Period. We received $1,830,000 and $3,983,000 of proceeds from sales of assets in the 2017 Period and the 2016 Period, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $6,000,000 in 2017, and other requirements, will be available from internally generated funds or availability under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $49,089,000 in the 2017 Period and $84,700,000 in the 2016 Period. Debt reduction accounted for the majority of the usage of funds in both the 2017 Period and the 2016 Period.

Liquidity

At June 25, 2017, after consideration of letters of credit, we have approximately $33,818,000 available for future use under our Revolving Facility. Including cash, our liquidity at June 25, 2017 totals $58,790,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

The purchase of the Dispatch-Argus, in our fourth fiscal quarter for $7,150,000 plus an adjustment for working capital, used a portion of the available liquidity as of June 25, 2017.

At June 25, 2017, the principal amount of our outstanding debt totals $568,480,000. The June 25, 2017 principal amount of debt, net of cash, is 3.75 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, or earlier if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 25, 2017.

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

We expect the requirements under the Affordable Care Act will continue to evolve. Our future health care costs are expected to increase based on analysis published by the United States Department of Health and Human Services, input from independent advisors and our understanding of the current provisions of the Affordable Care Act, such as:

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

Wage Laws

In 2016, the Department of Labor ("DOL") published its final rule updating overtime regulations and minimum pay regulations for exempt employees. Among other things, the final rule established a new minimum rate for all exempt employees of $913 per week, which is more than double the previous limit. The final rule was scheduled to be effective beginning December 1, 2016. However, a federal district court issued a preliminary injunction on the rule becoming final. The DOL recently submitted a Request for Information on the overtime rule, which is the process used by the DOL to obtain public comment. Until a final court ruling is issued or there are any changes to the regulations, the Company cannot determine what impact this rule will have, if any.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At June 25, 2017, 10.4% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, if in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $589,840 based on $58,984,000 of floating rate debt outstanding at June 25, 2017.

Our debt under the 1st Lien Term Loan is subject to minimum interest rate levels of 1.0%. Based on interest rates in June 2017, LIBOR rates are in excess of the minimum rate.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Annualized newsprint capacity reductions in North America since the beginning of 2017 and scheduled newsprint reductions in Asia and West Europe tonnes may not be sufficient to reduce the current downward pricing pressure on newsprint.

Price change announcements are influenced primarily by the balance between supply capacity and demand, domestic and export, and the producer's ability to mitigate input cost pressures taking the U. S. dollar to Canadian dollar exchange rate into consideration. The extent to which future price changes occur is subject to negotiations with each newsprint producer at the time newsprint is ordered. Average cost per metric ton was approximately 9% higher during the third fiscal quarter 2017 compared to the same quarter a year ago because of price increases in the first 3 quarters of calendar year 2016. We expect to cycle these price increases in our fiscal 4th quarter.

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

SENSITIVITY TO CHANGES IN VALUE

At June 25, 2017, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $58,836,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $124,496,000 principal amount under the 2nd Lien Term Loan. At June 25, 2017, based on an average of private market price quotations, the fair values were $393,662,000 and $129,164,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	August 4, 2017
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)