Form 10-Q
period 2017-12-24
LEE ENTERPRISES, INC
filed 2018-02-02
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 24, 2017

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
Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “ large accelerated filer", "accelerated filer", "small reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [  ]

As of January 31, 2018 57,082,058 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2018", "2017" and the like refer to the fiscal years ended the last Sunday in September.

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
•Interest rates;
•Labor costs;
•Legislative and regulatory rulings, including the new tax legislation;
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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 24 2017	September 24 2017

ASSETS

Current assets:
Cash and cash equivalents	13,846	10,621
Accounts receivable, net	56,658	49,469
Inventories	4,056	3,616
Other	4,036	4,132
Total current assets	78,596	67,838
Investments:
Associated companies	29,247	29,181
Other	10,408	9,949
Total investments	39,655	39,130
Property and equipment:
Land and improvements	20,451	20,424
Buildings and improvements	172,149	172,138
Equipment	278,662	278,880
Construction in process	1,073	752
	472,335	472,194
Less accumulated depreciation	360,800	357,998
Property and equipment, net	111,535	114,196
Goodwill	246,426	246,426
Other intangible assets, net	132,016	136,302
Medical plan assets, net	15,364	15,392
Other	1,566	1,566

Total assets	625,158	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 24 2017	September 24 2017

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	30,632	30,182
Accounts payable	16,030	17,027
Compensation and other accrued liabilities	17,481	22,423
Accrued interest	10,679	1,512
Income taxes payable	74	183
Unearned revenue	27,870	26,881
Total current liabilities	102,766	98,208
Long-term debt, net of current maturities	480,536	496,379
Pension obligations	42,996	43,537
Postretirement and postemployment benefit obligations	4,875	5,004
Deferred income taxes	33,061	53,397
Income taxes payable	6,152	5,497
Warrants and other	10,856	10,041
Total liabilities	681,242	712,063
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	571	567
December 24, 2017: 57,069 shares;
September 24, 2017: 56,712 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	251,844	251,790
Accumulated deficit	(293,521)	(328,524)
Accumulated other comprehensive loss	(16,041)	(16,068)
Total stockholders' deficit	(57,147)	(92,235)
Non-controlling interests	1,063	1,022
Total deficit	(56,084)	(91,213)
Total liabilities and deficit	625,158	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 24 2017	December 25 2016

Operating revenue:
Advertising and marketing services	84,661	93,035
Subscription	48,269	48,888
Other	10,856	12,066
Total operating revenue	143,786	153,989
Operating expenses:
Compensation	50,911	55,056
Newsprint and ink	5,838	6,893
Other operating expenses	50,357	52,777
Depreciation	3,757	4,071
Amortization of intangible assets	4,296	6,309
Loss on sales of assets and other, net	2	68
Workforce adjustments and other	468	65
Total operating expenses	115,629	125,239
Equity in earnings of associated companies	2,383	2,689
Operating income	30,540	31,439
Non-operating income (expense):
Interest expense	(13,650)	(14,952)
Debt financing and administrative costs	(1,096)	(951)
Other, net	(157)	3,170
Total non-operating expense, net	(14,903)	(12,733)
Income before income taxes	15,637	18,706
Income tax expense (benefit)	(19,690)	6,266
Net income	35,327	12,440
Net income attributable to non-controlling interests	(324)	(267)
Income attributable to Lee Enterprises, Incorporated	35,003	12,173
Other comprehensive income, net of income taxes	27	55
Comprehensive income attributable to Lee Enterprises, Incorporated	35,030	12,228
Earnings per common share:
Basic:	0.64	0.23
Diluted:	0.63	0.22

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016

Cash provided by operating activities:
Net income	35,327	12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,053	10,380
Stock compensation expense	519	524
Distributions greater (less) than earnings of MNI	(114)	114
Deferred income taxes	(20,345)	5,420
Debt financing and administrative costs	1,043	951
Other, net	(281)	(189)
Changes in operating assets and liabilities:
Increase in receivables	(7,189)	(5,537)
Increase in inventories and other	(344)	(212)
Increase in accounts payable and other accrued liabilities	4,138	2,553
Decrease in pension and other postretirement and postemployment benefit obligations	(606)	(913)
Change in income taxes payable	546	476
Other, including warrants	431	(3,119)
Net cash provided by operating activities	21,178	22,888
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,103)	(1,090)
Proceeds from sales of assets	13	450
Distributions greater (less) than earnings of TNI	48	(570)
Other, net	(14)	(488)
Net cash required for investing activities	(1,056)	(1,698)
Cash provided by (required for) financing activities:
Payments on long-term debt	(16,432)	(17,750)
Debt financing costs paid	(4)	—
Common stock transactions, net	(461)	(324)
Net cash required for financing activities	(16,897)	(18,074)
Net increase in cash and cash equivalents	3,225	3,116
Cash and cash equivalents:
Beginning of period	10,621	16,984
End of period	13,846	20,100

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 24, 2017 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 24, 2017 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2018”, “2017” and the like refer to the fiscal years ended the last Sunday in September.

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

On June 30, 2017, in the Company's fourth fiscal quarter of 2017, the Company purchased the assets of the Dispatch-Argus serving Moline and Rock Island, Illinois for $7,150,000 plus an adjustment for working capital. The purchase included one daily newspaper, a weekly publication, two niche publications as well as the related digital platforms. The purchase was funded with cash on the balance sheet. Operating results of the Dispatch-Argus were consolidated beginning in the 13 weeks ended September 24, 2017.

Use of Estimates

Our discussion of results of operations and financial condition are based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New accounting pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued a new standard with improvements to the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this new standard in 2018, as required and the adoption did not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented outside of operating income. The current presentation includes all components of the expense (benefit) as Compensation in our Consolidated Statements of Income and Comprehensive Income. The adoption of the new standard is required in fiscal 2019. If adopted in fiscal year 2017, compensation expense would increase $2,776,000 on an annual basis.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distribution from equity method investments, among others. The adoption of the new standard is required in fiscal year 2020. The adoption of this standard will reclassify certain cash receipts within the Consolidation Statements of Cash Flows.

In February 2016, the FASB issued a new standard for the accounting treatment of leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We currently anticipate adopting the new lease standard in the first quarter of our fiscal year 2020. To date we have made progress in our assessment of the new lease standard. We are currently evaluating the provisions of the updated guidance and assessing the impact on our Consolidated Financial Statements.

In May 2014, the FASB issued a new revenue recognition standard which prescribes a single comprehensive model for entities to use to account for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and is effective for our fiscal year 2019. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition.

We are currently evaluating the impact that the updated guidance will have on our financial statements and related disclosures. As part of the implementation process, we are holding regular meetings with key stakeholders to discuss the impact of the standard across our organization. We are in the process of reviewing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance. We expect to be complete with our assessment in the fourth quarter of fiscal year 2018.

We currently anticipate adopting the new revenue recognition standard using the modified retrospective approach in the fiscal year beginning October 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings.

All other issued and not yet effective accounting standards are not relevant to the Company.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016

Operating revenue	13,230	13,314
Operating expenses	9,982	9,999
Operating income	3,248	3,315
Company's 50% share of operating income	1,624	1,658
Less amortization of intangible assets	105	105
Equity in earnings of TNI	1,519	1,553

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 24, 2017 and December 25, 2016 we received $1,567,000 and $983,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses (income) in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $134,000 and $142,000 in the 13 weeks ended December 24, 2017 and December 25, 2016, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the 53 and 52 weeks ending December 2018 and 2019, respectively, $105,000 in 2020 and zero thereafter.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016

Operating revenue	16,065	17,042
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,932	13,379
Workforce adjustments	64	26
Depreciation and amortization	279	349
Operating income	2,790	3,288
Net income	1,728	2,272
Equity in earnings of MNI	864	1,136

MNI makes quarterly distributions of its earnings and in the 13 weeks ended December 24, 2017 and December 25, 2016 we received dividends of $750,000 and $1,250,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 24 2017

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	246,426
Goodwill, end of period	246,426

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 24 2017	September 24 2017

Nonamortized intangible assets:
Mastheads	22,035	22,035
Amortizable intangible assets:
Customer and newspaper subscriber lists	692,004	691,994
Less accumulated amortization	582,023	577,727
	109,981	114,267
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	132,016	136,302

Annual amortization of intangible assets for the 52 or 53 weeks ended December 2018 to December 2022 is estimated to be $17,192,000, $16,163,000, $15,702,000, $13,800,000 and $12,258,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 24 2017	September 24 2017	December 24 2017

Revolving Facility	—	—	5.63
1st Lien Term Loan	33,895	45,145	7.60
Notes	385,000	385,000	9.50
2nd Lien Term Loan	113,058	118,240	12.00
	531,953	548,385
Unamortized debt issue costs	(20,785)	(21,824)
Less current maturities of long-term debt	30,632	30,182
Total long-term debt	480,536	496,379

Our weighted average cost of debt, excluding amortization of debt financing costs at December 24, 2017, is 9.9%.

At December 24, 2017, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $24,382,000 for the remainder of 2018, $15,145,000 in 2019, $0 in 2020, $0 in 2021, $385,000,000 in 2022 and $107,426,000 thereafter.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At December 24, 2017, the principal balance of the Notes totaled $385,000,000.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 31, 2019 and the $40,000,000 Revolving Facility that matures on December 28, 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At December 24, 2017, after consideration of letters of credit, we have approximately $33,835,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $33,895,000 at December 24, 2017, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at December 24, 2017, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Principal Payments

Quarterly principal payments of $6,250,000 are required under the 1st Lien Term Loan, with additional payments required to be made based on 90% of excess cash flow of Lee Legacy ("Lee Legacy Excess Cash Flow"), as defined, or from proceeds of asset sales, which are not reinvested, as defined, from our subsidiaries other than Pulitzer Inc. ("Pulitzer") and its subsidiaries (collectively, the "Pulitzer Subsidiaries"). For excess cash flow calculation purposes, Lee Legacy constitutes the business of the Company, including MNI, but excluding Pulitzer and TNI. We may voluntarily prepay principal amounts outstanding or reduce commitments under the 1st Lien Credit Facility at any time without premium or penalty, upon proper notice and subject to certain limitations as to minimum amounts of prepayments.

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended December 24, 2017, the required Lee Legacy Excess Cash Flow payment was zero.

2018 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 24 2017	March 25 2018	June 24 2018	September 30 2018

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	—	—	—
	11,250	6,250	6,250	6,250

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy leverage is below 3.25x before and after such payments. Lee Legacy leverage as defined is 4.13x at December 24, 2017. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $113,058,000 at December 24, 2017, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

For the 13 weeks ended December 24, 2017, Pulitzer Excess Cash Flow totaled $5,632,000, which will be used to repay the 2nd Lien Term Loan in February 2018, at par.

The balance of the 2nd Lien Term Loan will also be repaid at par with proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested subject to certain other conditions.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,039,000 in the 13 weeks ended December 24, 2017. Amortization of such costs is estimated to total $4,093,000 in 2018, $3,952,000 in 2019, $4,030,000 in 2020, $4,206,000 in 2021 and $4,397,000 in 2022. At December 24, 2017, we have $20,785,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At December 24, 2017, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires on December 28, 2018. Including cash, our liquidity at December 24, 2017 totals $47,681,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 24, 2017.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016

Service cost for benefits earned during the period	12	21
Interest cost on projected benefit obligation	1,438	1,349
Expected return on plan assets	(1,983)	(1,969)
Amortization of net loss	506	736
Amortization of prior service benefit	(34)	(34)
Pension expense (benefit)	(61)	103

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016

Service cost for benefits earned during the period	—	3
Interest cost on projected benefit obligation	91	122
Expected return on plan assets	(270)	(264)
Amortization of net gain	(246)	(237)
Amortization of prior service benefit	(196)	(365)
Postretirement medical benefit	(621)	(741)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

Based on our forecast at December 24, 2017, we expect to make contributions of $4,940,000 to our pension trust during the remainder of fiscal 2018.

6	INCOME TAXES

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21%. The discrete adjustment from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 13 weeks ended December 24, 2017.

The changes resulting from the 2017 Tax Act are complex and the final transitional impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act and updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates and changes in the timing of reversals of deferred income tax assets and liabilities. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related transitional impact. We currently anticipate finalizing the transitional impact of the 2017 Tax Act in the fourth quarter of 2018.

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded an income tax benefit of $19,690,000 related to income before taxes $15,637,000 for the 13 weeks December 24, 2017. For the 13 weeks ended December 25, 2016, we recorded $6,266,000 in income tax expense related to income before taxes of $18,706,000.

The effective income tax rate for the 13 weeks ended December 24, 2017 was (125.9)%. The effective income tax rate for the 13 weeks ended December 25, 2016 was 33.5%. The majority of the difference between the effective tax rate and the statutory tax rates was due to the transitional adjustments from the 2017 Tax Act.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2009. See Note 10 for a discussion of our tax audits.

At September 25, 2017, we had approximately $57,856,000 of state net operating loss tax benefits and a federal net operating loss carryforward of approximately $6,247,000.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 24 2017	December 25 2016

Income attributable to Lee Enterprises, Incorporated:	35,003	12,173
Weighted average common shares	56,782	55,935
Less weighted average restricted Common Stock	(2,453)	(2,407)
Basic average common shares	54,329	53,528
Dilutive stock options and restricted Common Stock	1,483	1,873
Diluted average common shares	55,812	55,401
Earnings per common share:
Basic	0.64	0.23
Diluted	0.63	0.22

For the 13 weeks ended December 24, 2017, and December 25, 2016, 6,707,000 and 6,828,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 24, 2017 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 24, 2017	1,271	1.86
Exercised	—	—
Cancelled	—	—
Outstanding, December 24, 2017	1,271	1.86	3.3	746

Exercisable, December 24, 2017	1,271	1.86	3.3	746

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 24, 2017:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 24, 2017	2,478	2.69
Vested	(637)	3.63
Granted	572	2.32
Cancelled	(18)	2.81
Outstanding, December 24, 2017	2,395	2.35
Total unrecognized compensation expense for unvested restricted Common Stock at December 24, 2017 is $3,559,000, which will be recognized over a weighted average period of 1.7 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of September 30, 2017, based on the most recent data available, the approximate fair value of the private equity investment is $9,206,000, which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $33,895,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $113,058,000 principal amount under the 2nd Lien Term Loan. At December 24, 2017, based on private market price quotations, the fair values were $397,994,000 and $116,450,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 2017 and December 2017 is $1,580,000 and $2,011,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Multiemployer Pension Plans

The Company contributes to three multiemployer pension plans. In June 2017, a union contract covering certain of our employees under a multiemployer pension plan expired resulting in a partial withdrawal from one of the multiemployer plans. In 2017, the Company recorded an estimate of the partial withdrawal liability totaling $2,600,000. Once the multiemployer pension plan's administrators finalize the partial withdrawal liability, it will be paid in equal installments over a twenty year period.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 24, 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2017 Annual Report on Form 10-K.

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

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company on a per share basis excluding the impact of changes in the warrant valuation as well as unusual and infrequent transactions. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per common share adjusted to exclude the impact of the warrant valuation and the impact of the 2017 Tax Act.

Cash Costs is a non-GAAP financial performance measure of operating expenses that are settled in cash and is useful to investors in understanding the components of the Company’s cash operating costs. Generally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs is defined as compensation, newsprint and ink, other operating expenses and workforce adjustment and other. Depreciation, amortization, impairment charges, other non-cash operating expenses and other operating expenses are excluded. Cash Costs are also presented excluding workforce adjustments, which are paid in cash.

We also present revenue and certain operating expense trends on a Same Property basis which excludes the operating results of the Dispatch-Argus in Moline and Rock Island, IL as well as weekly publication acquired in 2017. Same Property results are useful to investors in understanding the revenue and operating expense trends excluding the impact of changes due to operations no longer owned by the Company or that were recently acquired.

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

The subtotals of operating expenses representing cash costs and cash costs excluding workforce adjustments and other can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended December 24, 2017".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 24 2017	December 25 2016	December 24 2017

Net Income	35,327	12,440	51,492
Adjusted to exclude
Income tax expense (benefit)	(19,690)	6,266	(14,345)
Non-operating expenses, net	14,903	12,733	54,501
Equity in earnings of TNI and MNI	(2,383)	(2,689)	(7,303)
Loss on sale of assets and other, net	2	68	(3,733)
Impairment of intangible and other assets	—	—	2,517
Depreciation and amortization	8,053	10,380	38,955
Workforce adjustments and other	468	65	7,926
Stock compensation	519	524	2,083
Add:
Ownership share of TNI and MNI EBITDA (50%)	3,159	3,476	9,610
Adjusted EBITDA	40,358	43,263	141,703

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•Intangible assets, other than goodwill;
•Pension, postretirement and postemployment benefit plans;
•Income taxes;
•Revenue recognition; and
•Uninsured risks.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

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

Our products include:

•	47 daily and 34 Sunday newspapers; all with related digital operations; and

•	Nearly 300 weekly newspapers and niche publications, most with related digital operations.

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

As of December 24, 2017, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at December 24, 2017;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $33,895,000 is outstanding at December 24, 2017; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $113,058,000 is outstanding at December 24, 2017.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 24, 2017, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires December 28, 2018. Including cash, our liquidity at December 24, 2017 totals $47,681,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and has exceeded $140,000,000 in each year from 2011 through the trailing twelve months ended December 24, 2017, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At December 24, 2017, the principal amount of our outstanding debt totaled $531,953,000. The December 24, 2017 principal amount of our debt, net of cash, is 3.66 times our trailing twelve months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 24, 2017.

13 WEEKS ENDED DECEMBER 24, 2017

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	December 24 2017	December 25 2016	Percent Change
Advertising and marketing services revenue	84,661	93,035	(9.0)
Subscription	48,269	48,888	(1.3)
Other	10,856	12,066	(10.0)
Total operating revenue	143,786	153,989	(6.6)
Operating expenses:
Compensation	50,911	55,056	(7.5)
Newsprint and ink	5,838	6,893	(15.3)
Other operating expenses	50,357	52,777	(4.6)
Cash costs excluding workforce adjustments and other	107,106	114,726	(6.6)
Workforce adjustments and other	468	65	NM
Cash costs	107,574	114,791	(6.3)
	36,212	39,198	(7.6)
Depreciation	3,757	4,071	(7.7)
Amortization	4,296	6,309	(31.9)
Loss on sales of assets and other, net	2	68	(97.1)
Equity in earnings of associated companies	2,383	2,689	(11.4)
Operating income	30,540	31,439	(2.9)
Non-operating income (expense):
Interest expense	(13,650)	(14,952)	(8.7)
Debt financing and administrative cost	(1,096)	(951)	15.2
Other, net	(157)	3,170	NM
Non-operating expenses, net	(14,903)	(12,733)	17.0
Income before income taxes	15,637	18,706	(16.4)
Income tax expense (benefit)	(19,690)	6,266	NM
Net income	35,327	12,440	NM
Net income attributable to non-controlling interests	(324)	(267)	21.3
Income attributable to Lee Enterprises, Incorporated	35,003	12,173	NM
Other comprehensive income, net of income taxes	27	55	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	35,030	12,228	NM
Earnings per common share:
Basic	0.64	0.23	NM
Diluted	0.63	0.22	NM

References to the "2018 Quarter" refer to the 13 weeks ended December 24, 2017. Similarly, references to the "2017 Quarter" refer to the 13 weeks ended December 25, 2016. Due to publications purchased in 2017, certain of the revenue and operating expense trends discussed below are on a same property basis.

Advertising and Marketing Services Revenue

In the 2018 Quarter, advertising and marketing services revenue decreased $8,374,000, or 9.0% and 11.7% on a same property basis, compared to the 2017 Quarter. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 5.7%, representing 62.4% of total digital advertising.

Digital advertising increased 2.8% to $23,600,000 in the 2018 Quarter and represents 27.9% of total advertising revenue. On a same property basis digital advertising increased 1.9%. Total digital revenue including TownNews.com and all other digital business totaled $27,261,000 in the 2018 Quarter, an increase of 3.2% over the 2017 Quarter.

TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations.

Subscription and Other Revenue

Subscription revenue decreased $619,000, or 1.3%, in the 2018 Quarter and decreased $1,587,000, or 3.2% on a same property basis, due to lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the 2018 Quarter. Sunday circulation totaled 1.2 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, decreased 10.0% in the 2018 Quarter. The decrease was due to volume declines in commercial printing, third party delivery and the sale of books partially offset by an increase in content management services revenue at TownNews.com.

Excluding intercompany revenue, revenue at TownNews.com increased 12.7% in the 2018 Quarter. On a stand alone basis, revenue at TownNews.com totaled $16.7 million over the last twelve months.

In the 2018 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 72.5 million visits per month, a 6.1% increase compared to the 2017 Quarter. Increased audience engagement is driving a higher number pages viewed per user session in the 2018 Quarter. Our research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2018 Quarter decreased 7.7%. Cash costs excluding workforce adjustments decreased 6.6% compared to the prior year quarter and decreased 8.9% on a same property basis.

Compensation expense decreased $5,383,000, or 9.8% on a same property basis driven by a decline of 12.0% in average full-time equivalent employees.

Newsprint and ink costs decreased $1,069,000, or 15.5% on a same property basis due to a 16.9% reduction in newsprint volume from unit declines partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2018 Quarter decreased $3,770,000, or 7.1% on a same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or workforce adjustments and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue.

Workforce adjustment and other costs totaled $468,000 and $65,000 in the 2018 Quarter and 2017 Quarter, respectively.

For fiscal 2018, we expect cash cost excluding workforce adjustments and other, to decrease 6.0-6.5% on a same property basis.

Results of Operations

Depreciation expense decreased $314,000, or 7.7%, and amortization expense decreased $2,013,000, or 31.9%, in the 2018 Quarter.

Equity in earnings of TNI and MNI decreased $306,000 in the 2018 Quarter.

The factors noted above resulted in operating income of $30,540,000 in the 2018 Quarter compared to $31,439,000 in the 2017 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,302,000, or 8.7%, to $13,650,000 in the 2018 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, increased to 9.9% at the end of the 2018 Quarter compared to 9.7% at the end of the 2017 Quarter, as the majority of our debt repayments were made on the 1st Lien Term Loan, our lowest cost debt.

We recognized $1,096,000 of debt financing and administrative costs in the 2018 Quarter compared to $951,000 in the 2017 Quarter. The majority of the costs represent amortization of refinancing costs paid in 2014.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating expense of $431,000 in the 2018 Quarter and a non-operating income of $3,095,000 in the 2017 Quarter, related to the changes in the value of the Warrants.

Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21%. The transitional impact from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 13 weeks ended December 24, 2017.

The changes resulting from the 2017 Tax Act are complex and the final impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

Overall Results

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded an income tax benefit of $19,690,000 in the 2018 Quarter. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 13 weeks ended December 24, 2017 was 33.1%. In the 2017 Quarter, we recognized income tax expense of $6,266,000, resulting in an effective tax rate of 33.5%.

The following table summarizes the impact from the 2017 Tax Act as well as the warrant fair value adjustments on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 24 2017		December 25 2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	35,003	0.63	12,173	0.22
Adjustments (tax affected):
Warrants fair value adjustment	431		(3,095)
Income tax adjustment related to the 2017 Tax Act	(24,872)		—
	(24,441)	(0.44)	(3,095)	(0.06)
Income attributable to Lee Enterprises, Incorporated, as adjusted	10,562	0.19	9,078	0.16

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $21,178,000 in the 2018 Quarter and $22,888,000 in the 2017 Quarter. Net income for the 2018 Quarter totaled $35,327,000, including the $24,872,000 adjustment to deferred taxes related to the 2017 Tax Act that increased net income, compared to $12,440,000 in the 2017 Quarter. The decline in cash provided by operating activities in the 2018 Quarter is mainly attributed to continued softening of the print advertising environment, partially offset by lower operating expenses.

Investing Activities

Cash required for investing activities totaled $1,056,000 in the 2018 Quarter compared to cash provided by investing activities of $1,698,000 in the 2017 Quarter. The increase in the 2018 Quarter is due to an increase in cash distributions from TNI Partners. Capital spending totaled $1,103,000 in the 2018 Quarter compared to $1,090,000 in the 2017 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2018, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $16,897,000 in the 2018 Quarter and $18,074,000 in the 2017 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2018 Quarter and the 2017 Quarter.

Liquidity

At December 24, 2017, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility which expires December 28, 2018. Including cash and availability under our Revolving Facility, our liquidity at December 24, 2017 totals $47,681,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At December 24, 2017, the principal amount of our outstanding debt totals $531,953,000. The December 24, 2017 principal amount of debt, net of cash, is 3.66 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 24, 2017.

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

Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21%. The transitional impact from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 13 weeks ended December 24, 2017.

The changes resulting from the 2017 Tax Act are complex and the final impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At December 24, 2017, 6.4% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $339,000 based on $33,895,000 of floating rate debt outstanding at December 24, 2017.

We evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Driven by declining newsprint demand, North American newsprint producers in the second half of 2017 permanently removed production capacity approaching 1 million metric tonnes per year, leading to tightening supply and price increases. Similar production capacity reductions have also taken place outside of North America. Currently, slightly more than one fourth of the U.S. newsprint demand can only be produced at U.S. based newsprint production facilities with the balance supplied from Canadian producers.

In August 2017 one U.S. based newsprint and specialty high bright groundwood producer filed an uncoated groundwood paper complaint with the U. S. International Trade Commission requesting Anti-Dumping, (ADD), and Countervailing Duty, CVD, rates be applied to Canadian producers' imports into the U.S. The U.S. Department of Commerce has recently issued preliminary CVD subsidy rates and has instructed the U.S. Customs and Border Protection to start collecting cash deposits for Canadian produced newsprint and other uncoated groundwood paper products being imported into the U.S. The preliminary CVD rate averages slightly more than six percent of shipment product value. CVD rates are not final and subject to further review by the U.S. Department of Commerce and may be adjusted in May 2018. The ADD portion of the complaint is under review and may lead to additional duties being announced and applied in March 2018.

Newsprint price increases have been implemented in the December Quarter 2017 as well as the March Quarter 2018. Final decisions on the anti-dumping and countervailing duty case have the potential to further increase newsprint prices in 2018, even with declining newsprint demand trends.

Our long term supply strategy continues to align the Company with those cost effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $365,000 based on anticipated consumption in 2018, excluding consumption of TNI and MNI and the impact of LIFO accounting. We manage significant newsprint inventories, which will temporarily mitigate the impact of any price increases.

SENSITIVITY TO CHANGES IN VALUE

At December 24, 2017, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $33,895,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $113,058,000 principal amount under the 2nd Lien Term Loan. At December 24, 2017, based on an average of private market price quotations, the fair values were $397,994,000 and $116,450,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Ronald A. Mayo	February 2, 2018
Ronald A. Mayo
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)