Form 10-Q
period 2018-03-25
LEE ENTERPRISES, INC
filed 2018-05-04
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 25, 2018

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
Yes [  ]     No [X]

As of April 30, 2018 57,039,805 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 25 2018	September 24 2017

ASSETS

Current assets:
Cash and cash equivalents	12,301	10,621
Accounts receivable, net	44,711	49,469
Inventories	4,044	3,616
Other	4,104	4,132
Total current assets	65,160	67,838
Investments:
Associated companies	27,975	29,181
Other	10,572	9,949
Total investments	38,547	39,130
Property and equipment:
Land and improvements	20,038	20,424
Buildings and improvements	170,024	172,138
Equipment	276,020	278,880
Construction in process	1,941	752
	468,023	472,194
Less accumulated depreciation	360,516	357,998
Property and equipment, net	107,507	114,196
Goodwill	246,426	246,426
Other intangible assets, net	127,545	136,302
Medical plan assets, net	15,825	15,392
Other	1,613	1,566

Total assets	602,623	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 25 2018	September 24 2017

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	30,904	30,182
Accounts payable	15,688	17,027
Compensation and other accrued liabilities	18,824	22,423
Accrued interest	1,607	1,512
Income taxes payable	—	183
Unearned revenue	27,516	26,881
Total current liabilities	94,539	98,208
Long-term debt, net of current maturities	465,796	496,379
Pension obligations	42,444	43,537
Postretirement and postemployment benefit obligations	2,959	5,004
Deferred income taxes	33,814	53,397
Income taxes payable	6,291	5,497
Warrants and other	10,193	10,041
Total liabilities	656,036	712,063
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	570	567
March 25, 2018: 57,046 shares;
September 24, 2017: 56,712 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	252,302	251,790
Accumulated deficit	(291,282)	(328,524)
Accumulated other comprehensive loss	(16,077)	(16,068)
Total stockholders' deficit	(54,487)	(92,235)
Non-controlling interests	1,074	1,022
Total deficit	(53,413)	(91,213)
Total liabilities and deficit	602,623	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Operating revenue:
Advertising and marketing services	71,553	77,533	156,213	170,568
Subscription	45,972	45,009	94,241	93,896
Other	10,280	10,845	21,136	22,912
Total operating revenue	127,805	133,387	271,590	287,376
Operating expenses:
Compensation	48,656	52,414	99,567	107,470
Newsprint and ink	5,640	6,200	11,478	13,093
Other operating expenses	49,315	48,756	99,671	101,533
Depreciation	3,685	4,008	7,441	8,079
Amortization of intangible assets	4,331	6,310	8,627	12,619
Gain on sales of assets and other, net	(1,300)	(3,783)	(1,297)	(3,716)
Workforce adjustments and other	1,816	2,405	2,284	2,470
Total operating expenses	112,143	116,310	227,771	241,548
Equity in earnings of associated companies	1,608	1,729	3,991	4,417
Operating income	17,270	18,806	47,810	50,245
Non-operating income (expense):
Interest expense	(13,274)	(14,637)	(26,924)	(29,588)
Debt financing and administrative costs	(1,217)	(1,075)	(2,313)	(2,026)
Other, net	681	4,427	524	7,597
Total non-operating expense, net	(13,810)	(11,285)	(28,713)	(24,017)
Income before income taxes	3,460	7,521	19,097	26,228
Income tax expense (benefit)	927	1,144	(18,763)	7,410
Net income	2,533	6,377	37,860	18,818
Net income attributable to non-controlling interests	(294)	(249)	(618)	(517)
Income attributable to Lee Enterprises, Incorporated	2,239	6,128	37,242	18,301
Other comprehensive income, net of income taxes	(36)	894	(9)	949
Comprehensive income attributable to Lee Enterprises, Incorporated	2,203	7,022	37,233	19,250
Earnings per common share:
Basic:	0.04	0.11	0.68	0.34
Diluted:	0.04	0.11	0.67	0.33

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017

Cash provided by (required for) operating activities:
Net income	37,860	18,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,068	20,698
Curtailment gains	(2,031)	(3,741)
Stock compensation expense	1,016	1,083
Distributions greater than earnings of MNI	672	650
Deferred income taxes	(19,557)	6,181
Debt financing and administrative costs	2,313	2,026
Other, net	169	(474)
Changes in operating assets and liabilities:
Decrease in receivables	4,758	4,245
Decrease (increase) in inventories and other	(468)	433
Decrease in accounts payable and other accrued liabilities	(4,367)	(7,677)
Decrease in pension and other postretirement and postemployment benefit obligations	(1,575)	(1,880)
Change in income taxes payable	510	552
Other, including warrants	(253)	(7,529)
Net cash provided by operating activities	35,115	33,385
Cash provided by (required for) investing activities:
Purchases of property and equipment	(2,452)	(2,079)
Proceeds from sales of assets	1,989	1,078
Distributions greater (less) than earnings of TNI	535	(397)
Other, net	(995)	(489)
Net cash required for investing activities	(923)	(1,887)
Cash provided by (required for) financing activities:
Payments on long-term debt	(32,064)	(32,249)
Debt financing costs paid	(5)	—
Common stock transactions, net	(443)	(230)
Net cash required for financing activities	(32,512)	(32,479)
Net increase (decrease) in cash and cash equivalents	1,680	(981)
Cash and cash equivalents:
Beginning of period	10,621	16,984
End of period	12,301	16,003

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 25, 2018 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 25, 2018 are not necessarily indicative of the results to be expected for the full year.

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

On June 30, 2017, in the Company's fourth fiscal quarter of 2017, we purchased the assets of the Dispatch-Argus serving Moline and Rock Island, Illinois for $7,150,000 plus an adjustment for working capital. The purchase included one daily newspaper, a weekly publication, two niche publications as well as the related digital platforms. The purchase was funded with cash on the balance sheet. Operating results of the Dispatch-Argus were consolidated beginning in the 13 weeks ended September 24, 2017.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New accounting pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued a new standard that gives entities the option to reclassify the tax effects related to items in accumulated other comprehensive income as a result of tax reform to retained earnings. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented outside of operating income. The current presentation includes all components of the expense (benefit) as Compensation in our Consolidated Statements of Income and Comprehensive Income

for the periods presented. The adoption of the new standard is required in fiscal 2019. If adopted in fiscal year 2018, compensation expense would increase $2,776,000 on an annual basis.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distribution from equity method investments, among others. The adoption of the new standard is required in fiscal year 2020. The adoption of this standard will reclassify certain cash receipts within the Consolidation Statements of Cash Flows.

In March 2016, the FASB issued a new standard with improvements to the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this new standard in 2018, as required, and the adoption did not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued a new standard for the accounting treatment of leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. We currently anticipate adopting the new lease standard in the first quarter of our fiscal year 2020. To date we have made progress in our assessment of the new lease standard. We are currently evaluating the provisions of the updated guidance and assessing the impact on our Consolidated Financial Statements.

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

We are currently evaluating the impact that the new revenue recognition standard will have on our financial statements and related disclosures. As part of the implementation process, we are holding regular meetings with key stakeholders to discuss the impact of the standard across our organization. We are continuing to review our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance. We expect to complete our assessment in the fourth quarter of fiscal year 2018.

We currently anticipate adopting the new revenue recognition standard using the modified retrospective approach in the fiscal year beginning October 1, 2018. This approach consists of recognizing the cumulative effect, if any, of initially applying the standard as an adjustment to opening retained earnings.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Operating revenue	11,851	12,507	25,081	25,821
Operating expenses	9,354	9,770	19,338	19,770
Operating income	2,497	2,737	5,743	6,051
Company's 50% share of operating income	1,248	1,368	2,872	3,026
Less amortization of intangible assets	104	104	209	209
Equity in earnings of TNI	1,144	1,264	2,663	2,817

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 25, 2018 and March 26, 2017 we received $1,631,000 and $1,437,000 in distributions, respectively. In the 26 weeks ended March 25, 2018 and March 26, 2017 we received $3,198,000 and $2,420,000 in distributions, respectively.

Star Publishing's 50% share of TNI depreciation and certain general and administrative expenses associated with its share of the operation and administration of TNI are reported as operating expenses in our Consolidated Statements of Income and Comprehensive Income. These amounts totaled $127,000 and $159,000 in the 13 weeks ended March 25, 2018 and March 26, 2017, respectively, and $261,000 and $301,000 in the 26 weeks ended March 25, 2018 and March 26, 2017, respectively.

Annual amortization of intangible assets is estimated to be $418,000 for the 52 weeks ending March 2019 and 2020, respectively, and zero thereafter.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Operating revenue	13,838	14,382	29,903	31,424
Operating expenses, excluding workforce adjustments, depreciation and amortization	12,016	12,548	24,948	25,928
Workforce adjustments	146	129	210	155
Depreciation and amortization	280	348	558	696
Operating income	1,396	1,357	4,187	4,645
Net income	928	929	2,656	3,200
Equity in earnings of MNI	464	465	1,328	1,600

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 25, 2018 and March 26, 2017 we received dividends of $1,250,000 and $1,000,000, respectively. In the 26 weeks ended March 25, 2018 and March 26, 2017 we received dividends of $2,000,000 and $2,250,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 25 2018

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	246,426
Goodwill, end of period	246,426

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 25 2018	September 24 2017

Nonamortized intangible assets:
Mastheads	21,883	22,035
Amortizable intangible assets:
Customer and newspaper subscriber lists	692,016	691,994
Less accumulated amortization	586,354	577,727
	105,662	114,267
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	127,545	136,302

Annual amortization of intangible assets for the 52 or 53 weeks ended March 2019 to March 2023 is estimated to be $16,992,000, $15,827,000, $15,564,000, $12,924,000 and $12,019,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 25 2018	September 24 2017	March 25 2018

Revolving Facility	—	—	5.63
1st Lien Term Loan	24,645	45,145	7.90
Notes	385,000	385,000	9.50
2nd Lien Term Loan	106,676	118,240	12.00
	516,321	548,385
Unamortized debt issue costs	(19,621)	(21,824)
Current maturities of long-term debt	30,904	30,182
Total long-term debt	465,796	496,379

Our weighted average cost of debt, excluding amortization of debt financing costs at March 25, 2018, is 9.9%.

At March 25, 2018, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $18,759,000 for the remainder of 2018, $12,145,000 in 2019, $0 in 2020, $0 in 2021, $385,000,000 in 2022 and $100,417,000 thereafter.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At March 25, 2018, the principal balance of the Notes totaled $385,000,000.

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 31, 2019 and the $40,000,000 Revolving Facility that matures on December 28, 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may

be used for working capital and general corporate purposes (including letters of credit). At March 25, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $24,645,000 at March 25, 2018, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at March 25, 2018, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended March 25, 2018, the required Lee Legacy Excess Cash Flow payment was zero.

2018 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 24 2017	March 25 2018	June 24 2018	September 30 2018

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	3,000	—	—
	11,250	9,250	6,250	6,250

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy leverage is below 3.25x before and after such payments. Lee Legacy leverage as defined is 3.93x at March 25, 2018. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $106,676,000 at March 25, 2018, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Payments will also be made on the 2nd Lien Term Loan, at par, with proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested subject to certain other conditions.

During the 13 and 26 weeks ended March 25, 2018, payments on the 2nd Lien Term Loan totaled $6,382,000 and $11,564,000, respectively. For the 13 weeks ended March 25, 2018, Pulitzer Excess Cash Flow totaled $6,259,000, which will be used to make a payment on the 2nd Lien Term Loan in May 2018, at par.

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

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 9.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $2,203,000 in the 26 weeks ended March 25, 2018. Amortization of such costs is estimated to total $2,029,000 in 2018, $3,925,000 in 2019, $4,005,000 in 2020, $4,175,000 in 2021, and

$4,359,000 in 2022. At March 25, 2018, we have $19,621,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At March 25, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires on December 28, 2018. Including cash, our liquidity at March 25, 2018 totals $46,136,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 25, 2018.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Service cost for benefits earned during the period	12	21	24	42
Interest cost on projected benefit obligation	1,438	1,349	2,876	2,698
Expected return on plan assets	(1,983)	(1,969)	(3,966)	(3,938)
Amortization of net loss	506	736	1,012	1,472
Amortization of prior service benefit	(34)	(34)	(68)	(68)
Pension expense (benefit)	(61)	103	(122)	206

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Service cost for benefits earned during the period	—	9	—	12
Interest cost on projected benefit obligation	90	110	181	232
Expected return on plan assets	(270)	(264)	(540)	(528)
Amortization of net gain	(246)	(243)	(492)	(480)
Amortization of prior service benefit	(196)	(365)	(392)	(730)
Curtailment gains	(2,031)	(3,741)	(2,031)	(3,741)
Postretirement medical benefit	(2,653)	(4,494)	(3,274)	(5,235)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

Based on our forecast at March 25, 2018, we expect to make contributions of $4,940,000 to our pension trust during the remainder of fiscal 2018.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan and in December 2017, our fiscal second quarter, the plan was terminated. These changes resulted in a non-cash curtailment gain of $2,031,000 in the 13 weeks ended March 25, 2018 and $3,741,000 in the 13 weeks ended March 26, 2017. Curtailment gains are recorded in gain on sales of assets and other, net in the Consolidated Statements of Income and Comprehensive income.

6	INCOME TAXES

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. The discrete adjustment from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 26 weeks ended March 25, 2018.

The changes resulting from the 2017 Tax Act are complex and the final transitional impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act and updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates and changes in the timing of reversals of deferred income tax assets and liabilities. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related transitional impact. We did not make any adjustments to the provisional amount recorded and currently anticipate finalizing the transitional impact of the 2017 Tax Act in the fourth quarter of 2018.

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded an income tax expense of $927,000 and a tax benefit of $18,763,000 related to income before taxes of $3,460,000 and $19,097,000 for the 13 and 26 weeks ended March 25, 2018, respectively. We recorded income tax expense of $1,144,000 and $7,410,000 related to income before taxes of $7,521,000 and $26,228,000 for the 13 and 26 weeks ended March 26, 2017, respectively.

The effective income tax rate for the 13 and 26 weeks ended March 25, 2018 was 26.8% and a negative 98.3%, respectively. The effective income tax rate for the 13 and 26 weeks ended March 26, 2017 was 15.2% and 28.3%, respectively. The majority of the differences between the effective tax rates and the statutory tax rates were due to the transitional adjustments from the 2017 Tax Act as well as the nontaxable income and nondeductible expenses related to the fair value adjustment of the warrants.

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

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 25 2018	March 26 2017	March 25 2018	March 26 2017

Income attributable to Lee Enterprises, Incorporated:	2,239	6,128	37,242	18,301
Weighted average common shares	57,070	56,607	56,924	56,268
Less weighted average restricted Common Stock	(2,378)	(2,552)	(2,416)	(2,479)
Basic average common shares	54,692	54,055	54,508	53,789
Dilutive stock options and restricted Common Stock	1,169	1,415	1,309	1,631
Diluted average common shares	55,861	55,470	55,817	55,420
Earnings per common share:
Basic	0.04	0.11	0.68	0.34
Diluted	0.04	0.11	0.67	0.33

For the 13 and 26 weeks ended March 25, 2018, 6,500,900 and 6,706,603, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 26, 2017, 6,823,500, weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 25, 2018 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 24, 2017	1,271	1.86
Exercised	(18)	1.39
Cancelled	(12)	1.99
Outstanding, March 25, 2018	1,241	1.86	3.1	448

Exercisable, March 25, 2018	1,241	1.86	3.1	448

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 25, 2018:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 24, 2017	2,478	2.69
Vested	(644)	3.62
Granted	572	2.32
Cancelled	(57)	2.96
Outstanding, March 25, 2018	2,349	2.34
Total unrecognized compensation expense for unvested restricted Common Stock at March 25, 2018 is $3,003,892, which will be recognized over a weighted average period of 1.5 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,318,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of September 30, 2017, based on the most recent data available, the approximate fair value of the private equity investment is $9,183,000, which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $24,645,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $106,676,000 principal amount under the 2nd Lien Term Loan. At March 25, 2018, based on private market price quotations, the fair values were $401,603,000 and $109,876,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 2017, December 2017 and March 2018 is $1,580,000, $2,011,000 and $1,456,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 25, 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2017 Annual Report on Form 10-K.

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

The subtotals of operating expenses representing cash costs and cash costs excluding workforce adjustments and other can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended March 25, 2018" and “26 Weeks Ended March 25, 2018".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	March 25 2018	March 26 2017	March 25 2018	March 26 2017	March 25 2018

Net Income	2,533	6,377	37,860	18,818	47,647
Adjusted to exclude
Income tax expense (benefit)	927	1,144	(18,763)	7,410	(14,562)
Non-operating expenses, net	13,810	11,285	28,713	24,017	57,027
Equity in earnings of TNI and MNI	(1,608)	(1,729)	(3,991)	(4,417)	(7,183)
Loss on sale of assets and other, net	(1,300)	(3,783)	(1,297)	(3,716)	(1,248)
Impairment of intangible and other assets	—	—	—	—	2,517
Depreciation and amortization	8,016	10,318	16,068	20,698	36,652
Workforce adjustments and other	1,816	2,405	2,284	2,470	7,337
Stock compensation	497	559	1,016	1,083	2,021
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,086	2,220	5,245	5,696	9,476
Adjusted EBITDA	26,777	28,796	67,135	72,059	139,684

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

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We are located primarily in the Midwest, Mountain West and West regions of the United States, and our 49 markets (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")), across 21 states are principally mid-sized or small. Our printed newspapers reach more than 0.8 million households daily and more than 1.1 million on Sunday, with estimated readership totaling three million. Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 27 million unique visitors each month.

Our products include:

•	46 daily and 34 Sunday newspapers; all with related digital operations; and

•	Nearly 300 weekly newspapers and niche publications, most with related digital operations.

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

As of March 25, 2018, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at March 25, 2018;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $24,645,000 is outstanding at March 25, 2018; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $106,676,000 is outstanding at March 25, 2018.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At March 25, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires December 28, 2018. Including cash, our liquidity at March 25, 2018 totals $46,136,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $139,684,000 for the trailing twelve months ended March 25, 2018, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At March 25, 2018, the principal amount of our outstanding debt totaled $516,321,000. The March 25, 2018 principal amount of our debt, net of cash, is 3.61 times our trailing twelve months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 25, 2018.

13 WEEKS ENDED MARCH 25, 2018

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	March 25 2018	March 26 2017	Percent Change
Advertising and marketing services revenue	71,553	77,533	(7.7)
Subscription	45,972	45,009	2.1
Other	10,280	10,845	(5.2)
Total operating revenue	127,805	133,387	(4.2)
Operating expenses:
Compensation	48,656	52,414	(7.2)
Newsprint and ink	5,640	6,200	(9.0)
Other operating expenses	49,315	48,756	1.1
Cash costs excluding workforce adjustments and other	103,611	107,370	(3.5)
Workforce adjustments and other	1,816	2,405	(24.5)
Cash costs	105,427	109,775	(4.0)
	22,378	23,612	(5.2)
Depreciation	3,685	4,008	(8.1)
Amortization	4,331	6,310	(31.4)
Gain on sales of assets and other, net	(1,300)	(3,783)	(65.6)
Equity in earnings of associated companies	1,608	1,729	(7.0)
Operating income	17,270	18,806	(8.2)
Non-operating income (expense):
Interest expense	(13,274)	(14,637)	(9.3)
Debt financing and administrative cost	(1,217)	(1,075)	13.2
Other, net	681	4,427	(84.6)
Non-operating expenses, net	(13,810)	(11,285)	22.4
Income before income taxes	3,460	7,521	(54.0)
Income tax expense	927	1,144	(19.0)
Net income	2,533	6,377	(60.3)
Net income attributable to non-controlling interests	(294)	(249)	18.1
Income attributable to Lee Enterprises, Incorporated	2,239	6,128	(63.5)
Other comprehensive income, net of income taxes	(36)	894	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	2,203	7,022	(68.6)
Earnings per common share:
Basic	0.04	0.11	NM
Diluted	0.04	0.11	NM

References to the "2018 Quarter" refer to the 13 weeks ended March 25, 2018. Similarly, references to the "2017 Quarter" refer to the 13 weeks ended March 26, 2017. Due to publications purchased in 2017 and the sale of a newspaper in 2018, certain of the revenue and operating expense trends discussed below are on a same property basis.

Advertising and Marketing Services Revenue

In the 2018 Quarter, advertising and marketing services revenue decreased $5,980,000, or 7.7% compared to the 2017 Quarter. On a same property basis, advertising and marketing services declined 9.9%. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 6.5%, representing 62.7% of total digital advertising.

Digital advertising increased 2.7% to $22,852,000 in the 2018 Quarter and represents 31.9% of total advertising revenue. On a same property basis digital advertising increased 2.2%.Total digital revenue including TownNews.com and all other digital business totaled $26,666,000 in the 2018 Quarter, an increase of 3.6% over the 2017 Quarter.

TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations.

Subscription and Other Revenue

Subscription revenue increased $963,000, or 2.1%, in the 2018 Quarter and decreased $179,000, or 0.4% on a same property basis. Higher subscription rates and charges for premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the 2018 Quarter. Sunday circulation totaled 1.1 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, decreased 5.2% in the 2018 Quarter. The decrease was due to volume declines in commercial printing and third party delivery, partially offset by an increase in content management services revenue at TownNews.com.

Excluding intercompany revenue, revenue at TownNews.com increased 17.0% to $3,528,000 in the 2018 Quarter.

In the 2018 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 77.5 million visits per month, a 11.6% increase compared to the 2017 Quarter. Increased audience engagement is driving a higher number pages viewed per user session in the 2018 Quarter. Our research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2018 Quarter decreased 3.6%. Cash costs excluding workforce adjustments decreased 3.5% compared to the prior year quarter and decreased 6.0% on a same property basis.

Compensation expense decreased $4,921,000, or 9.4% on a same property basis driven by a decline of 13.1% in average full-time equivalent employees.

Newsprint and ink costs decreased $566,000, or 9.2% on a same property basis due to a 15.4% reduction in newsprint volume from unit declines and using lower basis weight newsprint partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2018 Quarter decreased $940,000, or 1.9% on a same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or workforce adjustments and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue.

Workforce adjustment and other costs totaled $1,816,000 and $2,405,000 in the 2018 Quarter and 2017 Quarter, respectively.

Results of Operations

Depreciation expense decreased $323,000, or 8.1%, and amortization expense decreased $1,979,000, or 31.4%, in the 2018 Quarter.

Sales of operating assets and other, net resulted in a net gain of $1,300,000 in the 2018 Quarter compared to a net gain of $3,783,000 in the 2017 Quarter. The net gain includes a $2,031,000 and a $3,741,000 curtailment gain in the 2018 Quarter and the 2017 Quarter, respectively.

Equity in earnings of TNI and MNI decreased $121,000 in the 2018 Quarter.

The factors noted above resulted in operating income of $17,270,000 in the 2018 Quarter compared to $18,806,000 in the 2017 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,363,000, or 9.3%, to $13,274,000 in the 2018 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.9% at the end of the 2018 Quarter compared to 9.8% at the end of the 2017 Quarter, as the majority of our debt repayments were made on the 1st Lien Term Loan, our lowest cost debt.

We recognized $1,217,000 of debt financing and administrative costs in the 2018 Quarter compared to $1,075,000 in the 2017 Quarter. The majority of the costs represent amortization of refinancing costs paid in 2014.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $555,000 in the 2018 Quarter and $4,283,000 in the 2017 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recorded an income tax expense of $927,000, resulting in an effective tax rate of 26.8% in the 2018 Quarter compared to 15.2% in the 2017 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $2,239,000 in the 2018 Quarter compared to $6,128,000 in the 2017 Quarter. We recorded earnings per diluted common share of $0.04 in the 2018 Quarter and $0.11 in the 2017 Quarter. Excluding the warrants fair value adjustment, as detailed in the table bellow, diluted earnings per common share, as adjusted, were $0.03 in the 2018 Quarter, the same as the 2017 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 25 2018		March 26 2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	2,239	0.04	6,128	0.11
Adjustments (tax affected):
Warrants fair value adjustment	(555)		(4,283)
	(555)	(0.01)	(4,283)	(0.08)
Income attributable to Lee Enterprises, Incorporated, as adjusted	1,684	0.03	1,845	0.03

26 WEEKS ENDED MARCH 25, 2018

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	March 25 2018	March 26 2017
Total advertising and marketing services revenue	156,213	170,568	(8.4)
Subscription	94,241	93,896	0.4
Other	21,136	22,912	(7.8)
Total operating revenue	271,590	287,376	(5.5)
Operating expenses:
Compensation	99,567	107,470	(7.4)
Newsprint and ink	11,478	13,093	(12.3)
Other operating expenses	99,671	101,533	(1.8)
Cash costs excluding workforce adjustments and other	210,716	222,096	(5.1)
Workforce adjustments	2,284	2,470	(7.5)
Cash costs	213,000	224,566	(5.2)
	58,590	62,810	(6.7)
Depreciation	7,441	8,079	(7.9)
Amortization	8,627	12,619	(31.6)
Gain on sales of assets and other, net	(1,297)	(3,716)	(65.1)
Equity in earnings of associated companies	3,991	4,417	(9.6)
Operating income	47,810	50,245	(4.8)
Non-operating income (expense):
Interest expense	(26,924)	(29,588)	(9.0)
Debt financing and administrative cost	(2,313)	(2,026)	14.2
Other, net	524	7,597	(93.1)
Non-operating expenses, net	(28,713)	(24,017)	19.6
Income before income taxes	19,097	26,228	(27.2)
Income tax expense (benefit)	(18,763)	7,410	NM
Net income	37,860	18,818	NM
Net income attributable to non-controlling interests	(618)	(517)	19.5
Income attributable to Lee Enterprises, Incorporated	37,242	18,301	NM
Other comprehensive loss, net of income taxes	(9)	949	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	37,233	19,250	93.4
Earnings per common share:
Basic	0.68	0.34	NM
Diluted	0.67	0.33	NM

References to the "2018 Period" refer to the 26 weeks ended March 25, 2018. Similarly, references to the "2017 Period" refer to the 26 weeks ended March 26, 2017. Due to publications purchased in 2017 and sold in 2018, certain of the revenue and operating expense trends discussed below are on a same property basis.

Advertising and Marketing Services Revenue

In the 2018 Period, advertising and marketing services revenue decreased $14,355,000, or 8.4% compared to the 2017 Period. On a same property basis, advertising services revenue decreased 10.9%. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 6.1%, representing 62.5% of total digital advertising.

Digital advertising increased 2.8% to $46,451,000 in the 2018 Period and represents 29.7% of total advertising revenue. On a same property basis digital advertising increased 2.1%. Total digital revenue including TownNews.com and all other digital business totaled $53,927,000 in the 2018 Period, an increase of 3.4% over the 2017 Period.

TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations.

Subscription and Other Revenue

Subscription revenue increased $345,000, or 0.4%, in the 2018 Period and decreased $1,742,000 or 1.9% on a same property basis. Higher subscription rates and charges for premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the 2018 Period. Sunday circulation totaled 1.1 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, decreased 7.8% in the 2018 Period. The decrease was due to volume declines in commercial printing, third party delivery and the sale of books partially offset by an increase in content management services revenue at TownNews.com.

Excluding intercompany revenue, revenue at TownNews.com increased 14.8% in the 2018 Period. On a stand alone basis, revenue at TownNews.com totaled $17.3 million over the last twelve months.

In the 2018 Period, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 75.0 million visits per month, a 8.9% increase compared to the 2017 Period. Increased audience engagement is driving a higher number pages viewed per user session in the 2018 Period. Our research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2018 Period decreased 5.7%. Cash cost excluding workforce adjustments decreased 5.1% compared to the prior year period and decreased 7.5% on the same property basis.

Compensation expense decreased $10,261,000, or 9.6% on a same property basis driven by a decline of 12.5% in average full time equivalent employees.

Newsprint and ink costs decreased $1,625,000, or 12.5% on a same property basis due to a 16.1% reduction in newsprint volume from unit declines and increased use of lower basis weight newsprint partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses for the 2018 Period decreased $4,684,000, or 4.6% on a same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or workforce adjusments and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue.

Workforce adjustment and other costs totaled $2,284,000 and $2,470,000 in the 2018 Period and 2017 Period, respectively.

For fiscal 2018, we expect cash cost excluding workforce adjustments and other, to decrease 6.0-6.5% on a same property basis.

Results of Operations

Depreciation expense decreased $638,000, or 7.9%, and amortization expense decreased $3,992,000, or 31.6%, in the 2018 Period.

Sales of operating assets and other, net includes curtailment gains of $2,031,000 and $3,741,000 in the 2018 Period and 2017 Period, respectively, and totaled a net gain of $1,297,000 in the 2018 Period compared to a net gain of $3,716,000 in the 2017 Period.

Equity in earnings in associated companies decreased $426,000 in the 2018 Period.

The factors noted above resulted in operating income of $47,810,000 in the 2018 Period compared to $50,245,000 in the 2017 Period.

Nonoperating Income and Expense

Interest expense decreased $2,664,000, or 9.0%, to $26,924,000 in the 2018 Period due to lower debt balances.

We recognized $2,313,000 of debt financing and administrative costs in the 2018 Period compared to $2,026,000 in the 2017 Period. The majority of the costs represent amortization of refinancing costs paid in 2014.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $124,000 in 2018 Period and $7,378,000 in the 2017 Period, related to the changes in the value of the Warrants.

Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21% in December 2017. As a result of the reduction of the corporate tax rate, our deferred tax assets and liabilities were revalued to reflect the lower federal base rate of 21%. The transitional impact from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 26 weeks ended March 25, 2018.

The changes resulting from the 2017 Tax Act are complex and the final impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. We did not make any adjustments to the provisional amount recorded and currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

Overall Results

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded an income tax benefit of $18,763,000 in the 2018 Period. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 26 weeks ended March 25, 2018 was 32.0%. In the 2017 Period, we recognized income tax expense of $7,410,000, resulting in an effective tax rate of 28.3%.

The following table summarizes the impact from the 2017 Tax Act as well as the warrant fair value adjustments on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 25 2018		March 26 2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	37,242	0.67	18,301	0.33
Adjustments (tax affected):
Warrants fair value adjustment	(124)		(7,378)
Income tax adjustment related to the 2017 Tax Act	(24,872)		—
	(24,996)	(0.45)	(7,378)	(0.13)
Income attributable to Lee Enterprises, Incorporated, as adjusted	12,246	0.22	10,923	0.20

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $35,115,000 in the 2018 Period and $33,385,000 in the 2017 Period. Net income for the 2018 Period totaled $37,860,000, including the $24,872,000 adjustment to deferred taxes related to the 2017 Tax Act that increased net income, compared to $18,818,000 in the 2017 Period. The increase in cash provided by operating activities in the 2018 Period is mainly attributed to year over year changes in operating assets and liabilities.

Investing Activities

Cash required for investing activities totaled $923,000 in the 2018 Period compared to cash required for investing activities of $1,887,000 in the 2017 Period. The increase in the 2018 Period is due to an increase in cash distributions from TNI Partners and an increase in proceeds from sales of assets in the 2018 Period. Capital spending totaled $2,452,000 in the 2018 Period compared to $2,079,000 in the 2017 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2018, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $32,512,000 in the 2018 Period and $32,479,000 in the 2017 Period. Debt reduction accounted for the majority of the usage of funds in both the 2018 Period and the 2017 Period.

Liquidity

At March 25, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility which expires December 28, 2018. Including cash and availability under our Revolving Facility, our liquidity at March 25, 2018 totals $46,136,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At March 25, 2018, the principal amount of our outstanding debt totals $516,321,000. The March 25, 2018 principal amount of debt, net of cash, is 3.61 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 25, 2018.

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

Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to adjust our deferred tax assets and liabilities to the lower federal base rate of 21% in December 2017. The transitional impact from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 26 weeks ended March 25, 2018.

The changes resulting from the 2017 Tax Act are complex and the final impact of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, updates or changes to estimates the Company has used to calculate the transition impacts, including impacts from changes to current year earnings estimates. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. We did not make any adjustments to the provisional amount recorded and currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At March 25, 2018, only 4.8% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $246,450 based on $24,645,000 of floating rate debt outstanding at March 25, 2018.

We evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Newsprint price increases are being implemented in April and May of 2018, as a result of tightening supply vs demand for newsprint and as a result of preliminary duties and tariffs being imposed by the United States Department of Commerce on newsprint imported from Canada. A portion of the recent price increases are expected to be offset by reduced consumption of newsprint by the Company. We also manage significant newsprint inventories, which will temporarily mitigate the impact of any price increases.

Our long term supply strategy is to align the Company with those cost effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to current supply chain tightness and paper production availability.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $365,000 based on anticipated consumption in 2018, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

At March 25, 2018, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $24,645,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $106,676,000 principal amount under the 2nd Lien Term Loan. At March 25, 2018, based on an average of private market price quotations, the fair values were $401,603,000 and $109,876,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 26 weeks ended March 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 4, 2018
Timothy R. Millage
Acting Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)