Form 10-Q
period 2018-06-24
LEE ENTERPRISES, INC
filed 2018-08-03
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 24, 2018

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
Yes [  ]     No [X]

As of July 31, 2018 57,079,578 shares of Common Stock of the Registrant were outstanding.

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
•Interest rates;
•Labor costs;
•Legislative and regulatory rulings, including the 2017 Tax Act;
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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	June 24 2018	September 24 2017

ASSETS

Current assets:
Cash and cash equivalents	16,029	10,621
Accounts receivable, net	45,960	49,469
Income taxes receivable	246	—
Inventories	5,145	3,616
Other	5,608	4,132
Total current assets	72,988	67,838
Investments:
Associated companies	27,876	29,181
Other	10,757	9,949
Total investments	38,633	39,130
Property and equipment:
Land and improvements	19,503	20,424
Buildings and improvements	168,766	172,138
Equipment	276,159	278,880
Construction in process	2,864	752
	467,292	472,194
Less accumulated depreciation	362,680	357,998
Property and equipment, net	104,612	114,196
Goodwill	246,426	246,426
Other intangible assets, net	123,995	136,302
Medical plan assets, net	15,342	15,392
Other	2,814	1,566

Total assets	604,810	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 24 2018	September 24 2017

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	18,006	30,182
Accounts payable	17,757	17,027
Compensation and other accrued liabilities	19,030	22,423
Accrued interest	10,736	1,512
Income taxes payable	—	183
Unearned revenue	26,860	26,881
Total current liabilities	92,389	98,208
Long-term debt, net of current maturities	463,505	496,379
Pension obligations	41,116	43,537
Postretirement and postemployment benefit obligations	2,973	5,004
Deferred income taxes	35,546	53,397
Income taxes payable	6,540	5,497
Warrants and other	11,010	10,041
Total liabilities	653,079	712,063
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	571	567
June 24, 2018: 57,080 shares;
September 24, 2017: 56,712 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	252,963	251,790
Accumulated deficit	(286,824)	(328,524)
Accumulated other comprehensive loss	(16,050)	(16,068)
Total stockholders' deficit	(49,340)	(92,235)
Non-controlling interests	1,071	1,022
Total deficit	(48,269)	(91,213)
Total liabilities and deficit	604,810	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Operating revenue:
Advertising and marketing services	73,538	81,247	229,751	251,815
Subscription	48,165	47,410	142,405	141,306
Other	10,915	10,698	32,052	33,610
Total operating revenue	132,618	139,355	404,208	426,731
Operating expenses:
Compensation	47,862	51,577	147,428	159,047
Newsprint and ink	6,442	6,123	17,920	19,216
Other operating expenses	49,159	48,571	148,830	150,109
Depreciation	3,606	4,011	11,048	12,090
Amortization of intangible assets	4,298	6,285	12,925	18,903
Loss (gain) on sales of assets and other, net	101	(61)	(1,197)	(3,777)
Restructuring costs	1,865	3,902	4,150	6,372
Total operating expenses	113,333	120,408	341,104	361,960
Equity in earnings of associated companies	1,578	1,616	5,569	6,034
Operating income	20,863	20,563	68,673	70,805
Non-operating income (expense):
Interest expense	(12,913)	(14,331)	(39,837)	(43,919)
Debt financing and administrative costs	(1,747)	(1,438)	(4,061)	(3,463)
Other, net	519	3,336	1,045	10,935
Total non-operating expense, net	(14,141)	(12,433)	(42,853)	(36,447)
Income before income taxes	6,722	8,130	25,820	34,358
Income tax expense (benefit)	1,972	1,843	(16,791)	9,253
Net income	4,750	6,287	42,611	25,105
Net income attributable to non-controlling interests	(292)	(292)	(911)	(809)
Income attributable to Lee Enterprises, Incorporated	4,458	5,995	41,700	24,296
Other comprehensive income, net of income taxes	27	55	18	1,004
Comprehensive income attributable to Lee Enterprises, Incorporated	4,485	6,050	41,718	25,300
Earnings per common share:
Basic:	0.08	0.11	0.76	0.45
Diluted:	0.08	0.11	0.75	0.44

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017

Cash provided by (required for) operating activities:
Net income	42,611	25,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,973	30,989
Curtailment gains	(2,031)	(3,741)
Stock compensation expense	1,441	1,564
Distributions greater than earnings of MNI	477	504
Deferred income taxes	(17,834)	8,056
Debt financing and administrative costs	4,060	3,463
Pension contributions	(780)	—
Other, net	162	(801)
Changes in operating assets and liabilities:
Decrease in receivables	3,509	2,569
Decrease (increase) in inventories and other	(2,584)	253
Increase in accounts payable and other accrued liabilities	5,983	2,067
Decrease in pension and other postretirement and postemployment benefit obligations	(1,590)	(2,691)
Change in income taxes payable	614	77
Other, including warrants	(978)	(7,981)
Net cash provided by operating activities	57,033	59,433
Cash required for investing activities:
Purchases of property and equipment	(4,281)	(3,232)
Proceeds from sales of assets	3,117	1,830
Distributions greater (less) than earnings of TNI	829	(156)
Other, net	(1,741)	(798)
Net cash required for investing activities	(2,076)	(2,356)
Cash required for financing activities:
Payments on long-term debt	(48,573)	(48,687)
Debt financing costs paid	(432)	(371)
Common stock transactions, net	(544)	(31)
Net cash required for financing activities	(49,549)	(49,089)
Net increase in cash and cash equivalents	5,408	7,988
Cash and cash equivalents:
Beginning of period	10,621	16,984
End of period	16,029	24,972

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 24, 2018 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 24, 2018 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2018”, “2017” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI Partners (“TNI”), 50% interest in Madison Newspapers, Inc. (“MNI”) and 82.5% interest in INN Partners, L.C. ("TownNews.com").

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

On June 26, 2018, in the Company's fourth fiscal quarter, we entered into an agreement with BH Media Group, Inc. ("BH Media") to manage Berkshire Hathaway's newspaper and digital operations in 30 markets, beginning July 2, 2018 (the "Management Agreement"). The Company will operate BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway will be responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented outside of operating income. The current presentation includes all components of the expense (benefit) as Compensation in our Consolidated Statements of Income and Comprehensive Income for the periods presented. The adoption of the new standard is required in fiscal 2019. If adopted in fiscal year 2018, compensation expense would have increased $2,776,000 on an annual basis.

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

We are currently evaluating the impact that the new revenue recognition standard will have on our financial statements and related disclosures. As part of the implementation process, we are holding regular meetings with key stakeholders to discuss the impact of the standard across our organization. We are continuing to review our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance. We do expect material impacts to the content and structure of our financial statements in the form of additional disclosures. We expect to complete our assessment in the fourth quarter of fiscal year 2018.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Operating revenue	11,013	11,330	36,094	37,151
Operating expenses	9,039	9,178	28,376	28,948
Operating income	1,974	2,152	7,718	8,203
Company's 50% share of operating income	987	1,076	3,860	4,102
Less amortization of intangible assets	105	105	314	314
Equity in earnings of TNI	882	971	3,546	3,788

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 24, 2018 and June 25, 2017 we received $1,177,000 and $1,213,000 in distributions, respectively. In the 39 weeks ended June 24, 2018 and June 25, 2017 we received $4,375,000 and $3,633,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Operating revenue	14,518	15,070	44,421	46,493
Operating expenses, excluding restructuring costs, depreciation and amortization	12,054	12,649	37,002	38,576
Restructuring costs	61	81	270	236
Depreciation and amortization	280	348	838	1,044
Operating income	2,123	1,992	6,311	6,637
Net income	1,391	1,291	4,047	4,492
Equity in earnings of MNI	696	645	2,023	2,246

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 24, 2018 and June 25, 2017 we received dividends of $500,000 in both years. In the 39 weeks ended June 24, 2018 and June 25, 2017 we received dividends of $2,500,000 and $2,750,000, respectively.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 24 2018

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	246,426
Goodwill, end of period	246,426

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 24 2018	September 24 2017

Nonamortized intangible assets:
Mastheads	21,883	22,035
Amortizable intangible assets:
Customer and newspaper subscriber lists	692,764	691,994
Less accumulated amortization	590,652	577,727
	102,112	114,267
Noncompete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
Other intangible assets, net	123,995	136,302

Annual amortization of intangible assets for the 52 weeks ended June 2019 to June 2023 is estimated to be $16,766,000, $15,695,000, $15,269,000, $12,379,000 and $11,898,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	June 24 2018	September 24 2017	June 24 2018

Revolving Facility	—	—	6.13
1st Lien Term Loan	14,395	45,145	8.23
Notes	385,000	385,000	9.50
2nd Lien Term Loan	100,417	118,240	12.00
	499,812	548,385
Unamortized debt issue costs	(18,301)	(21,824)
Current maturities of long-term debt	18,006	30,182
Total long-term debt	463,505	496,379

Our weighted average cost of debt, excluding amortization of debt financing costs at June 24, 2018, is 10.0%.

At June 24, 2018, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $11,703,000 for the remainder of 2018, $6,303,000 in 2019, zero in 2020, zero in 2021, $385,000,000 in 2022 and $96,806,000 thereafter.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At June 24, 2018, the principal balance of the Notes totaled $385,000,000.

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

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contain restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 31, 2019 and the $40,000,000 Revolving Facility that matures on December 28, 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may

be used for working capital and general corporate purposes (including letters of credit). At June 24, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $14,395,000 at June 24, 2018, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at June 24, 2018, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. For the 13 weeks ended June 24, 2018, the required Lee Legacy Excess Cash Flow payment was $1,842,000.

2018 payments made, or required to be made for the remainder of the year, under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended			13 Weeks Ending
(Thousands of Dollars)	December 24 2017	March 25 2018	June 24 2018	September 30 2018

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	3,000	4,000	—
Excess cash flow payment	—	—	—	1,842
	11,250	9,250	10,250	8,092

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy leverage is below 3.25x before and after such payments. Lee Legacy leverage as defined is 4.12x at March 25, 2018. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $100,417,000 at June 24, 2018, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

During the 13 and 39 weeks ended June 24, 2018, payments on the 2nd Lien Term Loan totaled $6,259,000 and $17,823,000, respectively. For the 13 weeks ended June 24, 2018, Pulitzer Excess Cash Flow totaled $3,611,000, which will be used to make a payment on the 2nd Lien Term Loan in August 2018, at par.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $3,523,000 in the 39 weeks ended June 24, 2018. Amortization of such costs is estimated to total $1,007,000 for the remainder of 2018, $3,869,000 in 2019, $3,947,000 in 2020, $4,103,000 in 2021, and $4,271,000 in 2022. At June 24, 2018, we have $18,301,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At June 24, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires on December 28, 2018. Including cash, our liquidity at June 24, 2018 totals $49,864,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 24, 2018.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Service cost for benefits earned during the period	12	21	36	63
Interest cost on projected benefit obligation	1,438	1,349	4,314	4,047
Expected return on plan assets	(1,983)	(1,969)	(5,949)	(5,907)
Amortization of net loss	506	736	1,518	2,208
Amortization of prior service benefit	(34)	(34)	(102)	(102)
Pension expense (benefit)	(61)	103	(183)	309

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Service cost for benefits earned during the period	—	—	—	12
Interest cost on projected benefit obligation	90	91	271	323
Expected return on plan assets	(270)	(264)	(810)	(792)
Amortization of net gain	(246)	(254)	(738)	(734)
Amortization of prior service benefit	(196)	(365)	(588)	(1,095)
Curtailment gains	—	—	(2,031)	(3,741)
Postretirement medical benefit	(622)	(792)	(3,896)	(6,027)

Amortization of net gains (losses) and prior service benefits are recorded as compensation in the Consolidated Statements of Income and Comprehensive Income.

In the 13 weeks ended June 24,2018 we contributed $780,000 to our pension plans. Based on our forecast at June 24, 2018, we expect to make contributions of $4,170,000 to our pension trust during the remainder of fiscal 2018.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan and in December 2017, our fiscal second quarter, the plan was terminated. These changes resulted in a non-cash curtailment gain of $2,031,000 in the 39 weeks ended June 24, 2018 and $3,741,000 in the 39 weeks ended June 25, 2017. Curtailment gains are recorded in loss (gain) on sales of assets and other, net in the Consolidated Statements of Income and Comprehensive income.

6	INCOME TAXES

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. The discreet adjustment from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 39 weeks ended June 24, 2018.

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

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded income tax expense of $1,972,000 and a tax benefit of $16,791,000 related to income before taxes of $6,722,000 and $25,820,000 for the 13 and 39 weeks ended June 24, 2018, respectively. We recorded income tax expense of $1,843,000 and $9,253,000 related to income before taxes of $8,130,000 and $34,358,000 for the 13 and 39 weeks ended June 25, 2017, respectively.

The effective income tax rate for the 13 and 39 weeks ended June 24, 2018 was 29.3% and a negative 65.0%, respectively. The effective income tax rate for the 13 and 39 weeks ended June 25, 2017 was 22.7% and 26.9%, respectively. The majority of the differences between the effective tax rates and the statutory tax rates were due to the transitional adjustments from the 2017 Tax Act as well as the nontaxable income and nondeductible expenses related to the fair value adjustment of the warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We have various income tax examinations ongoing which are at different stages of completion, but generally our income tax returns have been audited or closed to audit through 2012. See Note 10 for a discussion of our tax audits.

At September 25, 2017, we had approximately $57,856,000 of state net operating loss tax benefits and a federal net operating loss carryforward of approximately $17,850,000.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 24 2018	June 25 2017	June 24 2018	June 25 2017

Income attributable to Lee Enterprises, Incorporated:	4,458	5,995	41,700	24,296
Weighted average common shares	57,064	56,668	56,971	56,401
Less weighted average restricted Common Stock	(2,286)	(2,515)	(2,373)	(2,491)
Basic average common shares	54,778	54,153	54,598	53,910
Dilutive stock options and restricted Common Stock	1,302	1,302	1,305	1,492
Diluted average common shares	56,080	55,455	55,903	55,402
Earnings per common share:
Basic	0.08	0.11	0.76	0.45
Diluted	0.08	0.11	0.75	0.44

For the 13 and 39 weeks ended June 24, 2018, 6,484,300 and 6,701,300, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 39 weeks ended June 25, 2017, 7,327,000 and 6,617,000, weighted average shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 24, 2018 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 24, 2017	1,271	1.86
Exercised	(58)	1.21
Cancelled	(40)	2.49
Outstanding, June 24, 2018	1,173	1.87	2.8	1,154

Exercisable, June 24, 2018	1,173	1.87	2.8	1,154

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 24, 2018:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 24, 2017	2,478	2.69
Vested	(851)	3.40
Granted	572	2.32
Cancelled	(70)	2.85
Outstanding, June 24, 2018	2,129	2.31
Total unrecognized compensation expense for unvested restricted Common Stock at June 24, 2018 is $2,398,498, which will be recognized over a weighted average period of 1.3 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,318,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of September 30, 2017, based on the most recent data available, the approximate fair value of the private equity investment is $9,182,000, which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $14,395,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $100,417,000 principal amount under the 2nd Lien Term Loan. At June 24, 2018, based on private market price quotations, the fair values were $401,003,000 and $102,927,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 2017, March 2018 and June 2018 is $1,580,000, $1,456,000 and $1,051,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 24, 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2017 Annual Report on Form 10-K.

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

Adjusted EBITDA is a non-GAAP financial performance measure that enhances a financial statement user's overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and understand how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus nonoperating expenses (income), net, income tax expense (benefit), depreciation, amortization, loss (gain) on sale of assets, impairment charges,restructuring costs, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

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

Cash Costs is a non-GAAP financial performance measure of operating expenses that are settled in cash and is useful to investors in understanding the components of the Company’s cash operating costs. Generally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs is defined as compensation, newsprint and ink, other operating expenses and restructuring costs. Depreciation, amortization, impairment charges, other non-cash operating expenses and other operating expenses are excluded. Cash Costs are also presented excluding restructuring costs, which are typically paid in cash.

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

The subtotals of operating expenses representing cash costs and cash costs excluding restructuring costs and other can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended June 24, 2018" and “39 Weeks Ended June 24, 2018".

These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related consolidated GAAP measures, and should be read together with financial information presented on a GAAP basis.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	June 24 2018	June 25 2017	June 24 2018	June 25 2017	June 24 2018

Net Income	4,750	6,287	42,611	25,105	46,111
Adjusted to exclude
Income tax expense (benefit)	1,972	1,843	(16,791)	9,253	(14,433)
Non-operating expenses, net	14,141	12,433	42,853	36,447	58,737
Equity in earnings of TNI and MNI	(1,578)	(1,616)	(5,569)	(6,034)	(7,144)
Loss (gain) on sale of assets and other, net	101	(61)	(1,197)	(3,777)	(1,087)
Impairment of intangible and other assets	—	—	—	—	2,517
Depreciation and amortization	7,904	10,296	23,973	30,993	34,262
Restructuring costs	1,865	3,902	4,150	6,372	5,301
Stock compensation	425	481	1,441	1,564	1,963
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,189	2,246	7,433	7,943	9,417
Adjusted EBITDA	31,769	35,811	98,904	107,866	135,644

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

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We are located primarily in the Midwest, Mountain West and West regions of the United States, and our 49 markets (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")), across 21 states are principally mid-sized or small. Our printed newspapers reach more than 0.8 million households daily and more than 1.1 million on Sunday, with estimated readership totaling three million. Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 26 million unique visitors each month.

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

On June 26, 2018, in the Company's fourth fiscal quarter, we entered into an agreement with BH Media Group, Inc. ("BH Media") to manage Berkshire Hathaway's newspaper and digital operations in 30 markets, beginning July 2, 2018 (the "Management Agreement"). The Company will operate BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway will be responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

As of June 24, 2018, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at June 24, 2018;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $14,395,000 is outstanding at June 24, 2018; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $100,417,000 is outstanding at June 24, 2018.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 24, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility, which expires December 28, 2018. Including cash, our liquidity at June 24, 2018 totals $49,864,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $135,644,000 for the trailing twelve months ended June 24, 2018, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At June 24, 2018, the principal amount of our outstanding debt totaled $499,812,000. The June 24, 2018 principal amount of our debt, net of cash, is 3.57 times our trailing twelve months adjusted EBITDA.

Final maturities of our debt range from December 2018 through December 2022. Our Revolving Facility expires December 28, 2018 and we are currently in discussions with investment advisers to extend or replace it prior to its maturity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 24, 2018.

13 WEEKS ENDED JUNE 24, 2018

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	June 24 2018	June 25 2017	Percent Change
Advertising and marketing services revenue	73,538	81,247	(9.5)
Subscription	48,165	47,410	1.6
Other	10,915	10,698	2.0
Total operating revenue	132,618	139,355	(4.8)
Operating expenses:
Compensation	47,862	51,577	(7.2)
Newsprint and ink	6,442	6,123	5.2
Other operating expenses	49,159	48,571	1.2
Cash costs excluding restructuring costs	103,463	106,271	(2.6)
Restructuring costs	1,865	3,902	(52.2)
Cash costs	105,328	110,173	(4.4)
	27,290	29,182	(6.5)
Depreciation	3,606	4,011	(10.1)
Amortization	4,298	6,285	(31.6)
Loss (gain) on sales of assets and other, net	101	(61)	NM
Equity in earnings of associated companies	1,578	1,616	(2.4)
Operating income	20,863	20,563	1.5
Non-operating income (expense):
Interest expense	(12,913)	(14,331)	(9.9)
Debt financing and administrative cost	(1,747)	(1,438)	21.5
Other, net	519	3,336	(84.4)
Non-operating expenses, net	(14,141)	(12,433)	13.7
Income before income taxes	6,722	8,130	(17.3)
Income tax expense	1,972	1,843	7.0
Net income	4,750	6,287	(24.4)
Net income attributable to non-controlling interests	(292)	(292)	—
Income attributable to Lee Enterprises, Incorporated	4,458	5,995	(25.6)
Other comprehensive income, net of income taxes	27	55	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	4,485	6,050	(25.9)
Earnings per common share:
Basic	0.08	0.11	(27.3)
Diluted	0.08	0.11	(27.3)

References to the "2018 Quarter" refer to the 13 weeks ended June 24, 2018. Similarly, references to the "2017 Quarter" refer to the 13 weeks ended June 25, 2017. Due to publications purchased in 2017 and the sale of a newspaper in 2018, certain of the revenue and operating expense trends discussed below are on a same property basis.

Advertising and Marketing Services Revenue

In the 2018 Quarter, advertising and marketing services revenue decreased $7,709,000, or 9.5% compared to the 2017 Quarter. On a same property basis, advertising and marketing services declined 11.2%. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 8.6%, representing 63.1% of total digital advertising.

Digital advertising increased 4.7% to $24,750,000 in the 2018 Quarter and represents 33.7% of total advertising revenue. On a same property basis digital advertising increased 4.0%.Total digital revenue including TownNews.com and all other digital business totaled $28,577,000 in the 2018 Quarter, an increase of 5.5% over the 2017 Quarter.

TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations.

Subscription and Other Revenue

Subscription revenue increased $755,000, or 1.6%, in the 2018 Quarter and decreased $396,000, or 0.8% on a same property basis. Higher subscription rates and charges for premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2018 Quarter. Sunday circulation totaled 1.1 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, increased 2.0% in the 2018 Quarter. The increase was due to revenue at TownNews.com as well as commercial revenue and was offset by third party delivery volume decline.

Excluding intercompany revenue, revenue at TownNews.com increased 13.7% to $3,614,000 in the 2018 Quarter.

In the 2018 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 73.7 million visits per month, a 14.7% increase compared to the 2017 Quarter. Increased audience engagement is driving a higher number pages viewed per user session in the 2018 Quarter. Our research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2018 Quarter decreased 5.9%. Cash costs excluding restructuring costs decreased 2.6% compared to the prior year quarter and decreased 4.5% on a same property basis.

Compensation expense decreased $4,352,000, or 8.5% on a same property basis driven by a 9.5% decline in average full-time equivalent employees.

Newsprint and ink costs increased $321,000, or 5.3% on a same property basis due to higher prices partially offset by a 17.5% reduction in newsprint volume from unit declines and using lower basis weight newsprint. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2018 Quarter decreased $690,000, or 1.4% on a same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue.

Restructuring costs totaled $1,865,000 and $3,902,000 in the 2018 Quarter and 2017 Quarter, respectively.

Results of Operations

Depreciation expense decreased $405,000, or 10.1%, and amortization expense decreased $1,987,000, or 31.6%, in the 2018 Quarter.

Sales of operating assets and other, net resulted in a net loss of $101,000 in the 2018 Quarter compared to a net gain of $61,000 in the 2017 Quarter.

Equity in earnings of TNI and MNI decreased $38,000 in the 2018 Quarter.

The factors noted above resulted in operating income of $20,863,000 in the 2018 Quarter compared to $20,563,000 in the 2017 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,418,000, or 9.9%, to $12,913,000 in the 2018 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 10.0% at the end of the 2018 Quarter compared to 9.8% at the end of the 2017 Quarter, as the majority of our debt repayments were made on the 1st Lien Term Loan, our lowest cost debt.

We recognized $1,747,000 of debt financing and administrative costs in the 2018 Quarter compared to $1,438,000 in the 2017 Quarter. The majority of the costs represent amortization of refinancing costs paid in 2014.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $405,000 in the 2018 Quarter and $3,040,000 in the 2017 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recorded an income tax expense of $1,972,000, resulting in an effective tax rate of 29.3% in the 2018 Quarter compared to 22.7% in the 2017 Quarter. See Note 6 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

As a result of the factors noted above, income attributable to Lee Enterprises, Incorporated totaled $4,458,000 in the 2018 Quarter compared to $5,995,000 in the 2017 Quarter. We recorded earnings per diluted common share of $0.08 in the 2018 Quarter and $0.11 in the 2017 Quarter. Excluding the warrants fair value adjustment, as detailed in the table bellow, diluted earnings per common share, as adjusted, were $0.07 in the 2018 Quarter, compared to $0.05 in the 2017 Quarter. Per share amounts may not add due to rounding.

	13 Weeks Ended
	June 24 2018		June 25 2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	4,458	0.08	5,995	0.11
Adjustments (tax affected):
Warrants fair value adjustment	(405)		(3,040)
	(405)	(0.01)	(3,040)	(0.05)
Income attributable to Lee Enterprises, Incorporated, as adjusted	4,053	0.07	2,955	0.05

39 WEEKS ENDED JUNE 24, 2018

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	June 24 2018	June 25 2017
Total advertising and marketing services revenue	229,751	251,815	(8.8)
Subscription	142,405	141,306	0.8
Other	32,052	33,610	(4.6)
Total operating revenue	404,208	426,731	(5.3)
Operating expenses:
Compensation	147,428	159,047	(7.3)
Newsprint and ink	17,920	19,216	(6.7)
Other operating expenses	148,830	150,109	(0.9)
Cash costs excluding restructuring costs	314,178	328,372	(4.3)
Restructuring costs	4,150	6,372	(34.9)
Cash costs	318,328	334,744	(4.9)
	85,880	91,987	(6.6)
Depreciation	11,048	12,090	(8.6)
Amortization	12,925	18,903	(31.6)
Gain on sales of assets and other, net	(1,197)	(3,777)	(68.3)
Equity in earnings of associated companies	5,569	6,034	(7.7)
Operating income	68,673	70,805	(3.0)
Non-operating income (expense):
Interest expense	(39,837)	(43,919)	(9.3)
Debt financing and administrative cost	(4,061)	(3,463)	17.3
Other, net	1,045	10,935	(90.4)
Non-operating expenses, net	(42,853)	(36,447)	17.6
Income before income taxes	25,820	34,358	(24.9)
Income tax expense (benefit)	(16,791)	9,253	NM
Net income	42,611	25,105	69.7
Net income attributable to non-controlling interests	(911)	(809)	12.6
Income attributable to Lee Enterprises, Incorporated	41,700	24,296	71.6
Other comprehensive loss, net of income taxes	18	1,004	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	41,718	25,300	64.9
Earnings per common share:
Basic	0.76	0.45	68.9
Diluted	0.75	0.44	70.5

References to the "2018 Period" refer to the 39 weeks ended June 24, 2018. Similarly, references to the "2017 Period" refer to the 39 weeks ended June 25, 2017. Due to publications purchased in 2017 and the sale of a newspaper in 2018, certain of the revenue and operating expense trends discussed below are on a same property basis.

Advertising and Marketing Services Revenue

In the 2018 Period, advertising and marketing services revenue decreased $22,064,000, or 8.8% compared to the 2017 Period. On a same property basis, advertising services revenue decreased 11.0%. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Digital retail advertising on a stand-alone basis increased 6.7%, representing 62.6% of total digital advertising.

Digital advertising increased 3.4% to $71,202,000 in the 2018 Period and represents 31.0% of total advertising revenue. On a same property basis digital advertising increased 2.8%. Total digital revenue including TownNews.com and all other digital business totaled $82,504,000 in the 2018 Period, an increase of 4.1% over the 2017 Period.

TownNews.com generates the majority of its revenue from content management services at our properties as well as 1,600 other newspapers and other media operations.

Subscription and Other Revenue

Subscription revenue increased $1,099,000, or 0.8%, in the 2018 Period and decreased $2,137,000 or 1.5% on a same property basis. Higher subscription rates and charges for premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in the 2018 Period. Sunday circulation totaled 1.1 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, decreased 4.6% in the 2018 Period. The decrease was due to volume declines in commercial printing, third party delivery and the sale of books partially offset by an increase in content management services revenue at TownNews.com.

Excluding intercompany revenue, revenue at TownNews.com increased 14.4% in the 2018 Period. On a stand alone basis, revenue at TownNews.com totaled $17.8 million over the last twelve months.

In the 2018 Period, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 74.6 million visits per month, a 10.7% increase compared to the 2017 Period. Increased audience engagement is driving a higher number pages viewed per user session in the 2018 Period. Our research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2018 Period decreased 5.8%. Cash cost excluding restructuring costs and other decreased 4.3% compared to the prior year period and decreased 6.5% on the same property basis.

Compensation expense decreased $14,615,000, or 9.2% on a same property basis driven by a decline of 11.5% in average full time equivalent employees.

Newsprint and ink costs decreased $1,304,000, or 6.8% on a same property basis due to a 16.6% reduction in newsprint volume from unit declines and increased use of lower basis weight newsprint partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses for the 2018 Period decreased $5,376,000, or 3.6% on a same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue.

Restructuring costs totaled $4,150,000 and $6,372,000 in the 2018 Period and 2017 Period, respectively.

For fiscal 2018, we expect cash cost excluding restructuring costs and other, to decrease 6.0-6.5% on a same property basis.

Results of Operations

Depreciation expense decreased $1,042,000, or 8.6%, and amortization expense decreased $5,978,000, or 31.6%, in the 2018 Period.

Gain on sales of assets and other, net includes curtailment gains of $2,031,000 and $3,741,000 in the 2018 Period and 2017 Period, respectively, and totaled a net gain of $1,197,000 in the 2018 Period compared to a net gain of $3,777,000 in the 2017 Period.

Equity in earnings in associated companies decreased $465,000 in the 2018 Period.
The factors noted above resulted in operating income of $68,673,000 in the 2018 Period compared to $70,805,000 in the 2017 Period.

Nonoperating Income and Expense

Interest expense decreased $4,082,000, or 9.3%, to $39,837,000 in the 2018 Period due to lower debt balances.

We recognized $4,061,000 of debt financing and administrative costs in the 2018 Period compared to $3,463,000 in the 2017 Period. The majority of the costs represent amortization of refinancing costs paid in 2014.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $529,000 in 2018 Period and $10,418,000 in the 2017 Period, related to the changes in the value of the Warrants.

Income Taxes

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21% in December 2017. As a result of the reduction of the corporate tax rate, our deferred tax assets and liabilities were revalued to reflect the lower federal base rate of 21%. The transitional impact from revaluing our deferred tax assets and liabilities resulted in a provisional net decrease in income tax expense of $24,872,000 for the 39 weeks ended June 24, 2018.

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

Overall Results

Including the transitional impact of revaluing deferred tax assets and liabilities, we recorded an income tax benefit of $16,791,000 in the 2018 Period. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 39 weeks ended June 24, 2018 was 31.3%. In the 2017 Period, we recognized income tax expense of $9,253,000, resulting in an effective tax rate of 26.9%.

The following table summarizes the impact from the 2017 Tax Act as well as the warrant fair value adjustments on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 24 2018		June 25 2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	41,700	0.75	24,296	0.44
Adjustments (tax affected):
Warrants fair value adjustment	(529)		(10,418)
Income tax adjustment related to the 2017 Tax Act	(24,872)		—
	(25,401)	(0.45)	(10,418)	(0.19)
Income attributable to Lee Enterprises, Incorporated, as adjusted	16,299	0.29	13,878	0.25

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $57,033,000 in the 2018 Period and $59,433,000 in the 2017 Period. Net income for the 2018 Period totaled $42,611,000, including the $24,872,000 adjustment to deferred taxes related to the 2017 Tax Act that increased net income, compared to $25,105,000 in the 2017 Period. The decrease in cash provided by operating activities in the 2018 Period is mainly attributed to year over year changes in operating assets and liabilities.

Investing Activities

Cash required for investing activities totaled $2,076,000 in the 2018 Period compared to cash required for investing activities of $2,356,000 in the 2017 Period. Capital spending totaled $4,281,000 in the 2018 Period compared to $3,232,000 in the 2017 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $8,000,000 in 2018, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $49,549,000 in the 2018 Period and $49,089,000 in the 2017 Period. Debt reduction accounted for the majority of the usage of funds in both the 2018 Period and the 2017 Period.

Liquidity

At June 24, 2018, after consideration of letters of credit, we have approximately $33,835,000 available for future use under our Revolving Facility. Including cash and availability under our Revolving Facility, our liquidity at June 24, 2018 totals $49,864,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

Our Revolving Facility expires December 28, 2018 and we are currently in discussions with investment advisers to extend or replace it prior to its maturity.

At June 24, 2018, the principal amount of our outstanding debt totals $499,812,000. The June 24, 2018 principal amount of debt, net of cash, is 3.57 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 24, 2018.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential impact of an increase in interest rates. At June 24, 2018, only 2.9% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would decrease income before income taxes on an annualized basis by approximately $143,950 based on $14,395,000 of floating rate debt outstanding at June 24, 2018.
We evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Newsprint prices increased in the 2018 Quarter as a result of tightening supply versus demand for newsprint and as a result of preliminary duties and tariffs being imposed by the United States Department of Commerce on newsprint imported from Canada. A portion of the recent price increases are expected to be offset by reduced consumption of newsprint by the Company.

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

SENSITIVITY TO CHANGES IN VALUE

At June 24, 2018, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $14,395,000, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $100,417,000 principal amount under the 2nd Lien Term Loan. At June 24, 2018, based on an average of private market price quotations, the fair values were $401,003,000 and $102,927,000 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 39 weeks ended June 24, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 3, 2018
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)