Form 10-K
period 2018-09-30
LEE ENTERPRISES, INC
filed 2018-12-14
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2018
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6227
LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)
201 N. Harrison Street, Suite 600, Davenport, Iowa 52801
(Address of principal executive offices)
(563) 383-2100
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock - $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller Reporting Company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. Based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 31, 2018, such aggregate market value was approximately $102,433,453. For purposes of the foregoing calculation only, as required, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2018. Common Stock, $0.01 par value, 57,148,888 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2019 are incorporated by reference in Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant's Definitive Proxy Statement shall not be deemed to be a part of this report.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2018", "2017", "2016" and the like refer to the fiscal years ended the last Sunday in September.

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated ("Company", "we" or "our") is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 49 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 20 states.

Our products include daily newspapers, websites and mobile applications, mobile news and advertising, video products, a digital marketing agency, digital services including web hosting and content management, niche publications and community newspapers. Our local media operations range from large daily newspapers and the associated digital products, such as the St. Louis Post-Dispatch, to non-daily newspapers with news websites and digital platforms serving smaller communities.

Our mission is to be the leading provider of local news, information and to be a major source of advertising in our local media operations. We aim to grow our business through three main categories; consumers, local retail accounts and digital services.

•	We are committed to a business strategy that drives audience growth and engagement by delivering valuable, intensely local, original news and information to consumers.

•
Local, controllable retail accounts - those in which our local sales teams have direct contact with the advertising decision makers - are the core of our business. This segment represents nearly 50% of advertising revenue and our historical financial results for this revenue category are better than our overall results.

•
TownNews represents a powerful opportunity for us to drive additional digital revenue by providing state-of-the-art web hosting and content management services to 1,700 other media organizations including broadcast.

Our local media operations generate revenue primarily through print and digital advertising, subscriptions to our publications and digital services, primarily through TownNews. Our operations also provide commercial printing, distribution of third party publications and marketing services.

Advertising and marketing services - Approximately 56% of our 2018 revenue was derived from advertising and marketing services. We provide advertising and marketing solutions using a multi-platform sales approach that maximizes audience reach for our customers by tailoring our print and digital advertising platforms to the individual needs of our advertisers, from small, medium sized businesses ("SMBs") to large complex businesses. The following broadly define major categories of advertising and marketing services revenue:

Retail advertising is revenue earned from sales of display advertising in the publication, or from preprinted advertising inserted in the publication, from local, regional and national businesses with local retail operations.

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

Marketing services is comprised of a suite of custom digital marketing services that include: Search Engine Optimization, Search Engine Marketing ("SEM"), web and mobile production, social media services and reputation monitoring and management. Our marketing services also include media buying in audience extension networks outside of those owned and operated by the Company, such as Centro DSP and TradeDesk.

Our advertising revenues are subject to seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for publishing are typically highest in our first quarter due to holiday and seasonal advertising and lowest in the second quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Subscription - Approximately 36% of our 2018 revenue was derived from subscriptions to our printed and digital products. Subscription revenue is earned primarily from our full access subscription model and digital only subscriptions. Full access subscribers receive print and digital access to our leading local news, information and advertising content.

We reach 79% of all adults in our larger markets through a combination of our print and digital content offerings.

•
Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 27 million unique visitors each month with a monthly average of 267.1 million page views. Page views per session, one metric we use to monitor engagement, increased 5.6% in 2018.

•	Our printed newspapers reach more than 700,000 households daily and more than 1.1 million on Sunday, with estimated readership totaling three million.

While our print audience tends to skew to an older demographic, our digital audience skews younger, as evidenced by third party research that suggests the print and digital reach among the younger demographic (ages 18-29) totals 77%, with a 43% digital reach. Consistent within the publishing industry, print circulation volumes declined in 2018. Growing our digital only subscribers and subscription revenue is a priority.

Other Revenue - Other revenue is comprised mainly of digital services, commercial printing and delivery of third party products and represents 8.3% of our business. Digital services revenue, which is mostly TownNews, is the largest component of Other Revenue.

TownNews, operated through our 82.5% owned subsidiary INN Partners, L.C., is a leading provider of integrated digital publishing and content management solutions, and offers a state-of-the-art platform for creating, distributing and monetizing multimedia content.

•	TownNews services nearly 1,700 daily and weekly newspapers as well as universities, television stations, niche publications, and Lee Enterprises properties.

•	Including revenue generated from Lee Enterprises, total revenue at TownNews grew 16% in 2018.

With strong product offerings, investments in video and over the top ("OTT") technology and a diversifying customer base into broadcast, we believe TownNews is positioned to continue to be a key component to our growth strategy.

Our operating costs are primarily compensation, newsprint and delivery. Over the past several years we have adjusted our business model to create operational efficiencies and significantly reduce our cost structure.

We have centralized, or regionalized, most back office functions including the design of our newspapers. The regional design centers ("RDCs") have enabled us to more cost effectively design and layout the newspaper. The RDCs - combined with a common content management system across all of our daily newspaper markets - have created additional operating efficiencies and cost savings. We have templated designs for our printed and digital editions, and we have created a national news desk that shares high quality content across all of our markets, including national news, regional news and other special sections content. The national news desk allows our newsrooms to focus on high quality local content. We believe we will continue to create additional operational efficiencies and continue to transform our business model.

Several of our businesses operate in geographic groups of publications, or “clusters,” which provide operational efficiencies, extend sales penetration and provide broader audiences for advertisers. A table under the caption “Daily Newspapers and Markets” in Item 1, included herein, identifies those groups of our newspapers operating in clusters.

Our local media operations compete with other media and digital companies for advertising and marketing spend as well as other news and information outlets for subscription spend. While very few of our local media operations have similar daily print competitors that are published in the same city, our local media operations compete with the following types of businesses:

•	Newspapers having national, regional and smaller suburban area newspapers and free or paid publications; and

•
Other media including magazines, radio, television, outdoor/billboard advertising, other classified and specialty publications, direct mail, directories, and national, regional and local advertising websites and content providers.

The number of competitors in any given market varies, however all of the forms of competition noted above exist to some degree in all of our markets.

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange ("NYSE") in 1978.

We experienced significant net losses in 2008, 2009, 2011, 2012 and 2013 primarily due to non-cash charges for impairment of intangible and other assets and reorganization costs, and as a result, we have negative equity of $36.3 million as of September 30, 2018. Our ability to operate as a going concern is dependent on our ability to repay, refinance or amend our debt agreements as they become due, and remain in compliance with debt covenants. We are in compliance with our debt covenants as of September 30, 2018. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 3 and 4 of the Notes to Consolidated Financial Statements, included herein, for additional information.

STRATEGIC INITIATIVES

Key elements of our strategy are as follows:

Comprehensive Local News That Drives Frequency And Engagement

We drive frequency and engagement with our products by delivering valuable, intensely local, original news and information that we believe in many cases our audiences cannot otherwise readily obtain. Our large and talented news and editorial staff provide constant, real-time local news with significant breadth, depth and reliability. Our full access platform provides our subscribers with breaking news throughout the day on our digital platforms as well as in depth daily print and digital news and information.

We believe the strength of our local brands is the result of the quality and size of our news gathering staff. This allows us to provide the most comprehensive coverage of local news in our markets. In most of our markets, we are the leading source of print and digital news and information. As the consumption of news on digital devices has expanded, we have moved quickly to develop applications that address audience and digital advertising demands for mobile and tablet content advertising platforms. As new digital technologies emerge, we expect to move rapidly to make our content available through them and monetize the audience accessing our content.

We are focused on continually improving the functionality and design of all our news platforms, allowing us to provide greater depth of coverage and increasing reader engagement. We are providing our journalists with tools to give them real-time information about audience engagement on our digital platforms. This helps inform their decisions on both presentation and coverage.

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

Become Predominately Digital Revenue Driven

Our digital businesses have experienced rapid growth since 2010. Total digital revenue, including digital advertising revenue and digital services revenue, grew 6.3% in 2018 and totaled $112,825,000. Digital advertising revenue totaled 31.8% of total advertising and marketing services revenue for the 53 weeks ended September 30, 2018. Digital national revenue grew 13.1% in 2018, driven by our sweeps program and improved inventory management and pricing. Mobile advertising increased 3.8%, and digital retail advertising, which represents more than 62% of total digital advertising, increased 7.7% in 2018. Digital services revenue grew 16.6% in 2018 due to revenue growth at TownNews.

We are growing digital revenue by offering an expansive array of digital products including: video, behavioral targeting, audience retargeting, banner ads, social networking, and digital couponing. We provide digital marketing services to SMBs, including SEM, social media, audience extension, business profiles, and website hosting and design.

We believe that these innovative solutions will continue to drive meaningful new opportunities for us to grow our digital marketing revenue. We also continue to expand our array of digital products to address advertisers' evolving needs, react to competition while seeking to increase our share of advertising and marketing services spending from existing customers. In 2017, we introduced Digital Connect, a digital services package aimed at growing digital revenue from local businesses. Digital Connect provides local businesses a turn-key package for expanding their digital presence through enhanced search engine management. Digital Connect was a significant contributor to digital advertising revenue growth in 2018.

In 2019, we expect to continue to expand our digital marketing footprint with programs aimed at SMB's and our top local accounts, including:

•	Consumer and local merchant intelligence solutions that enable marketers to more easily analyze their customers spending habits;

•	SMB customer loyalty programs using email and text platforms that drive loyalty and frequency; and

•	Sales channel development by expanding dedicated digital sales resources.

One key tactic to becoming predominately digital revenue driven is to acquire and retain top digital talent. As of September 30, 2018, we have 40 digital elite specialists that reside in our larger markets. The role of the digital elite specialists is to educate the local media operation's sales team on current digital product offerings, purse new and sizable digital opportunities and serve as a company resource for anticipating future advertising needs and requirements. We expect to grow the number of digital elite specialists in 2019.

Growing digital subscribers is another key to becoming predominately digital revenue driven. As of September 30, 2018, we have 57% of all full access subscriptions digitally activated. In addition to the full access subscriptions, all of our markets offer digital only subscription packages and growing our digital only subscriber base remains a key priority. While the number of digital only subscribers is small, we grew our base by over 70% in 2018. Our primary digital subscription acquisition tactics include on-site and off-site promotion, email marketing, social media, event marketing, and direct mail.

We believe TownNews represents a powerful opportunity for us to drive additional digital revenue. In 2018, digital services revenue, which is primarily TownNews, totaled more than $16,000,000, and since 2011 the compounded annual growth rate of TownNews revenue has been 9.7%. In 2018, TownNews expanded its broadcast and video capabilities by acquiring an acclaimed video management and streaming solution for media operations. The acquisition allows TownNews customers to have broadcast quality video available for desktop, mobile and OTT applications. The investment also allows TownNews to diversify its customer base by offering state-of-the-art product offerings to broadcast television stations.

Accelerate Local Retail Performance

Local, controllable retail accounts - those in which our local sales teams have direct contact with the advertising decision makers - are the core of our business. This revenue category represents nearly 50% of advertising revenue and is comprised of SMBs and our top local accounts. Our historical financial results for this revenue category are better than our overall results and we believe we can accelerate financial performance in this revenue category.

•	Our local sales forces are larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets.

•	We have strong relationships with businesses in our markets and offer a wide array of products to deliver our advertisers' message.

•	Our sales executives pitch the power of our audiences directly to local decision makers.

To address the evolving needs of local advertisers we changed the way we sell local advertising to maximize our opportunities with SMBs by developing the Edison Project, which is directly aimed at these local advertisers. With Edison, we completely restructured our local sales teams and simplified advertising packages, providing advertisers with an expanded robust digital presence, increased frequency in print products, and longer advertising commitments.

Our Big Pitch initiative targets larger, local accounts such as a large local hardware store or regional hospital group. We pair creative advertising campaigns with our broad suite of products, including both digital and print. Because of the success of this program we've added creative resources and accelerated the number of pitches developed and made, providing greater creativity, faster speed to market, and more pitches closed.

Transforming Our Business And Managing Our Costs

We are transforming our business model and reducing our costs to maintain our margins and cash flows. We have consolidated or regionalized many common functions; consolidated or selectively outsourced printing and ad production; discontinued unprofitable publications; significantly reduced newsprint volume; and continually seek to improve the efficiencies and reduce costs of our operations. We have reduced personnel while protecting our strengths in news, sales and digital products. In 2018, on a same property basis we reduced cash costs(1) 6.1%. We continue to implement cost efficiencies while investing in revenue drivers.

Generate Strong Adjusted EBITDA(1) With A Commitment To Reduce Our Debt

Throughout the last economic downturn and ongoing recovery - at a time of unprecedented transition for our industry - we have posted strong adjusted EBITDA and consistent margins. We anticipate modest capital expenditures and pension contributions, and we expect to continue to significantly reduce our debt each year.

The principal amount of debt was reduced by $63.5 million in 2018 and totaled $484.9 million as of September 30, 2018. Since 2005, we have reduced debt by more than $1 billion and we expect to continue to significantly reduce our debt in 2019. As a result of our debt reductions, interest expense was reduced by $4.7 million in 2018 compared to 2017, providing additional free cash flow for debt service and other corporate uses.

(1)     See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

PULITZER

In 2005, we acquired Pulitzer Inc. (“Pulitzer”). We currently publish 9 daily newspapers that were acquired from Pulitzer and more than 60 weekly newspapers and specialty publications. Pulitzer also includes our 50% interest in TNI, as discussed more fully below.

Pulitzer newspapers largest operations include Bloomington, Illinois and St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, our only major daily newspaper, which serves the greater St. Louis metropolitan area. St. Louis newspaper operations also include a variety of specialty publications, and supports its related digital products as well as the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

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

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)		2018 Monthly Average ('000s)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

St. Louis Post-Dispatch (3)	stltoday.com	St. Louis, MO	95,659	353,673	6,366	71,667
Arizona Daily Star (5) (3)	azstarnet.com	Tucson, AZ	44,815	90,992	1,499	11,909
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	51,303	64,820	1,934	10,889
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	4,470	—	188	1,197
Portage Daily Register	wiscnews.com/pdr	Portage, WI	2,347	—	95	631
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,041	—	82	476
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	42,709	57,941	1,676	25,001
Quad Cities Group
Quad-City Times	qctimes.com	Davenport, IA	27,948	30,690	760	6,256
Dispatch-Argus	qconline.com	Moline, IL	55,073	21,620	69	595
Muscatine Journal	muscatinejournal.com	Muscatine, IA	3,908	—	349	2,803
Central Illinois Newspaper Group
The Pantagraph (3)	pantagraph.com	Bloomington, IL	19,160	24,358	597	7,552
Herald & Review	herald-review.com	Decatur, IL	14,066	21,210	399	3,904
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	7,270	—	141	1,163
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	38,465	45,112	1,759	20,906
Columbus Telegram (6)	columbustelegram.com	Columbus, NE	3,421	—	148	1,084
Fremont Tribune (6)	fremonttribune.com	Fremont, NE	2,750	—	117	992
Beatrice Daily Sun (6)	beatricedailysun.com	Beatrice, NE	2,755	—	67	554
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	22,022	27,688	523	6,536
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	16,064	19,805	572	6,152
Winona Daily News	winonadailynews.com	Winona, MN	4,916	5,655	169	1,491
The Chippewa Herald (6)	chippewa.com	Chippewa Falls, WI	2,134	—	141	1,055
Billings Gazette	billingsgazette.com	Billings, MT	22,668	25,333	1,097	10,957
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	30,051	25,105	525	5,003
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	19,049	21,468	532	3,627
Missoula Group
Missoulian	missoulian.com	Missoula, MT	14,117	16,850	628	4,755
Ravalli Republic (6)	ravallinews.com	Hamilton, MT	1,683	1,417	91	412
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	14,619	18,134	512	4,602
The Post-Star	poststar.com	Glens Falls, NY	14,523	18,038	533	6,865
Casper Star-Tribune	trib.com	Casper, WY	17,779	17,154	434	2,999
The Journal Times	journaltimes.com	Racine, WI	14,949	17,041	433	4,413
Helena/Butte Group
Independent Record	helenair.com	Helena, MT	8,612	9,196	335	3,436
The Montana Standard	mtstandard.com	Butte, MT	7,277	7,504	252	2,494

			Average Units (1)		2018 Monthly Average (000)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	7,460	7,887	193	1,837
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	7,170	7,323	219	1,726
The Southern Illinoisan	thesouthern.com	Carbondale, IL	10,045	14,545	341	2,171
Santa Maria Times (3)	santamariatimes.com	Santa Maria, CA	6,640	11,831	237	1,520
The Daily News	tdn.com	Longview, WA	13,322	11,801	254	1,809
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	1,730	11,146	297	2,626
Elko Daily Free Press (6)	elkodaily.com	Elko, NV	2,296	—	160	1,320
Globe Gazette	globegazette.com	Mason City, IA	8,360	10,351	363	4,384
Napa Valley Register (3)	napavalleyregister.com	Napa, CA	8,320	8,752	459	3,303
Arizona Daily Sun (3) (6)	azdailysun.com	Flagstaff, AZ	4,860	6,516	292	1,828
The Times and Democrat	thetandd.com	Orangeburg, SC	6,133	6,335	268	2,444
The Sentinel (6)	cumberlink.com	Carlisle, PA	6,055	—	252	1,932
The Citizen (6)	auburnpub.com	Auburn, NY	4,139	—	288	2,793
The World (3)	theworldlink.com	Coos Bay, OR	3,905	—	113	659
The Sentinel (3)	hanfordsentinel.com	Hanford, CA	3,156	—	181	1,140
Daily Journal (3) (6)	dailyjournalonline.com	Park Hills, MO	3,139	—	203	1,925
			725,353	1,037,291	27,143	265,793

(1)	Source: AAM: September 2018 Quarterly Executive Summary Data Report, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday.
(3)	Owned by Pulitzer, Inc.
(4)	Owned by MNI.
(5)	Owned by Star Publishing and published through TNI.
(6)	Source: Company statistics.

NEWSPRINT

The raw material of newspapers, and our other print publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates, tariffs and both foreign and domestic production capacity and consumption. Price fluctuations can effect our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our current executive team members:

Name	Age	Service With The Company	Named To Current Position	Current Position

Mary E. Junck	71	June 1999	February 2016	Executive Chairman

Kevin D. Mowbray	56	September 1986	February 2016	President and Chief Executive Officer

Nathan E. Bekke	49	January 1992	February 2015	Vice President - Consumer Sales and Marketing

Paul M. Farrell	63	October 2013	October 2015	Vice President - Sales

Ray G. Farris	62	October 2006	December 2018	Vice President - Group Publisher

Suzanna M. Frank	48	December 2003	March 2008	Vice President - Audience

Astrid J. Garcia	68	December 2006	December 2013	Vice President - Human Resources and Legal

James A. Green	52	March 2013	March 2013	Vice President - Digital

John M. Humenik	55	December 1998	February 2015	Vice President - News

Timothy R. Millage	37	March 2010	August 2018	Vice President - Chief Financial Officer and Treasurer

Michele Fennelly White	56	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer
Mary E. Junck was elected Executive Chairman in February 2016. From 2002 - February 2016 she served as President and Chief Executive Officer. She was elected to the Board of Directors of the Company in 1999. Following the Company's annual shareholder's meeting in February 2019, Ms. Junck will transition to Chairman.

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

Ray G. Farris was appointed Vice President - Group Publisher in December 2018. From May 2013 to December 2018, he served as President and Publisher of the St. Louis Post-Dispatch. From August 2010 to May 2013, he served as General Manager and Vice President of Sales of the St. Louis Post-Dispatch. From October 2006 to August 2010, he served as Vice President of Classified Advertising of the St. Louis Post-Dispatch.

Suzanna M. Frank was appointed Vice President - Research and Metrics in November 2018. From March 2008 to November 2018 she served as Vice President - Audience. From 2003 to 2008 she served as Director of Research and Marketing of the Company.

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

John M. Humenik was appointed Vice President - News in February 2015.  He was also president and publisher of the Wisconsin State Journal and president of Madison Newspapers Inc., a position he has held since 2013. He was publisher and editor of the Arizona Daily Star from 2005 to 2010 and additionally served as president of Tucson Newspapers Inc. until 2013.

Timothy R. Millage was elected Vice President, Chief Financial Officer and Treasurer in August 2018. From 2012 to 2018 he served as the corporate controller.

Michele Fennelly White was appointed Vice President - Information Technology and Chief Information Officer in June 2011. From 1999 to June 2011, she served as Director of Technical Support.

Ms. Junck and Messrs. Mowbray, Bekke, Farrell, Farris, Green and Millage have been designated by the Board of Directors as executive officers for US Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 30, 2018, we had approximately 3,056 employees, including approximately 741 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2018 totaled approximately 3,241. We consider our relationships with our employees to be good.
Bargaining units represent 311, or 70%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates from February 2019 through September 2021.
Approximately 56 employees in six additional locations are represented by collective bargaining units.
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

Our advertising revenues may decline due to weak general economic conditions and business conditions.

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic strength, both in the markets in which we operate and nationally. Additionally, the decline in the financial or economic conditions of our advertisers could alter discretionary spending by advertisers. Certain segments of the economy have been challenged in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate or cease operations.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and subscription revenues may decline.

We compete for audiences and advertising revenue with newspapers and other media such as the internet, magazines, broadcast, cable and satellite television, radio, direct mail, outdoor billboards and yellow pages. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free Internet sites that contain abbreviated versions of our publications. Some of our current and potential competitors have greater financial and other resources than we do. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected.

Our operating revenue may be materially adversely affected if we do not successfully respond to the shift in newspaper readership and advertising expenditures away from traditional print media and towards digital media. Significant capital investments may be needed to respond to this shift.

Currently, our primary source of revenue is from advertising and marketing services, which accounts for nearly 56% of our revenue. Subscription revenue accounts for more than 36% of our revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations developing the habit of consuming news through digital media. In addition, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.

The future revenue performance of our digital business depends to a significant degree upon the growth development and management of our subscriber and advertising audiences. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:

•	Continue to increase digital audiences;

•	Attract advertisers to our digital platforms;

•	Tailor our products to efficiently and effectively deliver content and advertising on mobile devices;

•	Maintain or increase the advertising rates on our digital platforms;

•

•	Exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services;

•	Attracting and retaining employees with skill sets and the knowledge base needed to successfully operate our digital business

•	Invest funds and resources in digital opportunities;

•	Partner with, or use services from, providers that can assist us in effectively growing our digital business;

•	Protect our intellectual property rights; and

•	Create digital content and platforms that attracts and engages audiences in our markets.

If we are unable to grow our digital audience, distinguish our products and services from those of our competitors or develop compelling new products and services that engage users across multiple platforms, then our business, financial condition, and results of operations may be adversely affected. Responding to the changes described above may require us to make significant capital investments and incur significant research and development costs related to building, maintaining, and evolving our technology infrastructure, and our ability to make the level of investments required may be limited.

See "Audiences” in Item 1, included herein, for additional information on about our print and digital audiences.

As digital revenues increase as a proportion of our total revenues, we will become increasingly subject to risks associated with digital media operations.

The central component to our business strategy involves transitioning from traditional print businesses to digital media businesses and, accordingly, we expect our digital revenues to increase as a percentage of our total revenues in future periods. That transition comes with additional risk of operating mainly as a digital media company, including:

•	Rates we achieve in the marketplace for the advertising inventory on our digital platforms may be adversely affected by:

•
Customized news feeds and news aggregation websites, which are often free to users, may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

•	Our inability to increase our digital presence and visibility, which also may reduce our traffic levels; or

•	Our inability to maintain and improve the performance of our customers' advertising on our digital properties;

•	Technology developed to block the display of advertising on websites could proliferate, impairing our ability to generate digital revenues;

•	Mobile devices, including smartphones and tablets, may present challenges for traditional display advertising;

•
Our use of subscription models (which may require users to pay for content after accessing a limited number of pages or news articles for free on our websites each month) may cause consumers to opt out of subscription offers in greater numbers than anticipated or result in fewer page views or unique visitors to our websites than projected;

•	New delivery platforms may lead to pricing restrictions, loss of distribution control, or loss of direct relationships with consumers;

•
Technical or other problems could prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, and users could develop negative views about the quality or usefulness of our products; and

•	Our inability to respond successfully to these or similar challenges could materially adversely impact our ability to maintain and grow our digital revenues.

We rely on revenue from printing and distribution of third-party publications and digital services that may be subject to many of the same business and industry risks facing us.

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

We may not be able to reduce future expenses to offset potential revenue declines.

As a result of adverse general business conditions in our industry and our operating results, we have reduced cash costs(1) of our operations significantly since 2011 by reducing workforce, centralizing or regionalizing operations and implementing cost-control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase, our total operating costs may be greater than anticipated and our profitability may be lower than anticipated.

(1) See Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

Our business, reputation and results of operations could be negatively affected if we become subject to significant data security breaches or if our information technology systems fail to perform adequately.

In the 14-weeks ended September 30, 2018, 21.7% of our revenue was obtained from digital sources, including advertising and one of our businesses, TownNews, that provides digital infrastructure and digital publishing services for us and other companies.

We use technology in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage and disabling or taking over our websites. The techniques used to obtain unauthorized access and to disable systems and websites change frequently and may be difficult to detect for long periods of time. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks.

In addition, attempts to compromise information technology systems occur regularly across many industries and sectors, and the techniques used to perpetrate such compromises are constantly changing. Maintaining the security of our systems is critically important both due to our reliance on those systems and because they store and process confidential subscriber, employee, and other sensitive personal data. Although we and our third-party service providers have implemented security measures and other controls designed to prevent breaches, these precautions might fail to defend against future cyber-attacks or prevent breaches or other disruptions to our systems or those of our third-

party providers. Because cyber-attacks evolve quickly and often are not recognized until after they are launched, we may be unable to anticipate them or implement adequate measures to prevent a breach. A significant breach could result in, among other things:

•	Improper disclosures of personal data or confidential information;

•	Expenditures of significant resources to remedy the breach and defend against further attacks;

•	Diversion of management's attention and resources;

•	Liability under laws that protect personal data; and

•	Loss of customer trust and, as a result, revenues.

Consequences of these actions could result in harm to our reputation, loss of revenue, increased operating costs, lead to legal exposure to customers and employees as well as subject us to liability under laws and regulations that protect our customers and employees personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident.

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

We may incur additional non-cash impairment charges.

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

Sustained increases in funding requirements of our pension and postretirement obligations may reduce the cash available for our business.

Pension liabilities, net of plan assets, totaled $26.7 million at September 30, 2018, a reduction of $16.8 million from September 28, 2017, primarily due to favorable changes to discount rates used to determine our pension obligations and an increase in pension contributions.

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

Over the last several years, federal legislation has provided for pension funding relief, temporarily reducing our pension contributions. Even with funding relief, we expect to have to make additional contributions to our plans in the future.

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

In 2017, one of our enterprise's bargaining units withdrew from representation, and as a result we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount of such liability will be dependent on actions taken, or not taken, by the pension plan, as well as the future investment performance and funding status of the pension plan. The withdrawal liability is expected to be funded over a 20 year period.

If we were to withdraw from one of the remaining plans or trigger a partial withdrawal due to declines in contribution base units, and the plan had unfunded vested benefits at the time of our withdrawal or partial withdrawal, we could incur a significant plan withdrawal liability, which could reduce the cash available for our business.

A portion of our employees are members of unions, and if we experience labor unrest, our ability to produce and deliver newspapers could be impaired.

Our ability to produce and deliver newspapers could be impaired in some markets, if we experience labor unrest. In addition, the results of future labor negotiations could harm our operating results. While we have not had a history of labor strikes, we cannot ensure that a strike will not occur in one or more of our markets in the future. As of September 30, 2018, approximately 12.0% of full‑time and part‑time employees were represented by unions. Most of our union‑represented employees are currently working under labor agreements, with expiration dates through September 2021.

We are subject to significant financial risk as a result of our $485 million in total consolidated debt.

We have $484.9 million of debt outstanding as of September 30, 2018, as discussed more fully below (and certain capitalized terms used below defined) in Item 7,"Liquidity" and Note 4 of the Notes to Consolidated Financial Statements, included herein.

As of September 30, 2018, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”) due March 2022, pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is currently outstanding as of September 30, 2018;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") due March 2019 and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $6,303,000 is outstanding as of September 30, 2018; and

•
$150,000,000 12.0% second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”) due December 2022, of which $93,556,000 is outstanding as of September 30, 2018.

We have reduced debt by $63.5 million in 2018 and $241.0 million over the last three fiscal years. Despite the significant reduction, our debt, net of cash, is 3.6 times our adjusted EBITDA at September 30, 2018. This level of debt increases our vulnerability to general adverse economic and industry conditions. Higher leverage ratios, our economic performance, our credit ratings, adverse financial markets or other factors could adversely affect our future ability to refinance our maturing debt on commercially acceptable terms, or at all.

We may have insufficient earnings or liquidity to meet our future debt obligations.

At September 30, 2018, after consideration of letters of credit, we had approximately $34,235,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 30, 2018 totaled $39,615,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong and has exceeded $135 million in each year from 2011 through 2018, but there can be no assurance that such results will continue.

At September 30, 2018, the principal amount of our outstanding debt totaled $484,859,000. At September 30, 2018 and September 24, 2017 our debt, net of cash, was 3.6 times and 3.7 times our adjusted EBITDA, respectively.

Final maturities of our debt are March 2019 through December 2022. The 1st Lien Term Loan was paid in full in November 2018 ahead of the original due date of March 2019. Final maturities of our other debt range from March

2022 through December 2022. The Revolving Facility matures on December 28, 2018. We expect to amend and extend our Revolving Facility prior to its maturity.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants as of September 30, 2018.

The ability to make payments on our indebtedness or refinance our indebtedness prior to when it comes due may be affected by events beyond our control, including prevailing economic, financial, competitive, business, legislative, regulatory and industry conditions.

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

Subject to certain exceptions, these covenants limit, subject to certain exceptions, and/or restrict our ability to, among other things:

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

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

We are a party to litigation and regulatory, environmental, and other proceedings with governmental authorities and administrative agencies from time to time. Adverse outcomes could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our businesses as they presently are conducted. In addition, new laws or regulations or changes in existing laws or regulations could result in penalties for non-compliance or reduction in revenues and could limit our ability to transform our businesses in accordance with our strategic plan.

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

All of our principal printing facilities are owned, except St. Louis, MIssouri and leased land for the Helena, Montana plant. Additionally, property is leased for Madison, Wisconsin (which is owned by MNI) and Tucson, Arizona (which is jointly owned by Star Publishing and Citizen). All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped.

More than 50% of our daily newspapers, as well as many of our nearly 300 other publications, are printed at either another one of our print locations or outsourced to a third party, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs.

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

	Quarter Ended
(Dollars)	December	March	June	September

2018
High	2.50	2.70	3.30	3.30
Low	2.15	1.95	2.00	2.60
Closing	2.35	1.95	2.85	2.65

2017
High	3.76	3.30	3.10	2.40
Low	2.40	2.40	1.75	1.80
Closing	2.90	2.60	1.90	2.20

2016
High	2.54	2.20	2.43	3.92
Low	1.43	1.15	1.69	1.74
Closing	1.68	1.80	1.91	3.75

At September 30, 2018, we had 5,868 registered holders of record of our Common Stock.

Our debt agreements generally limit our ability to pay dividends and repurchase Common Stock unless in each case no default has occurred and we have satisfied certain financial measurements. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 30, 2018 (with September 30, 2013 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

The value of $100 invested on September 30, 2013 in stock of the Company, the Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

	September 30
(Dollars)	2013	2014	2015	2016	2017	2018

Lee Enterprises, Incorporated	100.00	128.03	78.79	142.05	83.33	100.38
Old Peer Group Index	100.00	96.48	91.67	98.03	151.69	180.08
New Peer Group Index	100.00	104.78	99.21	103.51	122.53	144.32
S&P 500 Stock Index	100.00	119.73	119.00	137.36	162.92	192.10

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The New Peer Group Index is comprised of six U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Old Peer Group Index includes A.H. Belo Corp., The McClatchy Company and The New York Times Company. The New Peer Group Index includes A.H. Belo Corp., Gannett Co Inc, The McClatchy Company, New Media Investment Group Inc., The New York Times Company and Tribune Publishing Co.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Share Data)	2018	2017	2016	2015	2014

OPERATING RESULTS

Operating revenue	543,955	566,943	614,364	648,543	660,877
Cash Costs (1)	420,936	434,350	474,588	498,456	504,557
Depreciation and amortization	31,766	41,282	43,441	45,563	48,511
Assets loss (gain) on sales, impairments and other	6,429	(1,150)	(954)	106	1,642
Restructuring costs and other	5,550	7,523	1,825	3,304	1,265
Equity in earnings of associated companies	9,249	7,609	8,533	8,254	8,297
Operating income	88,523	92,547	103,997	109,368	113,199
Interest expense	(52,842)	(57,573)	(64,233)	(72,409)	(79,724)
Debt financing and administration costs	(5,311)	(4,818)	(5,947)	(5,433)	(22,927)
Gain on insurance settlement	—	—	30,646	—	—
Other, net	450	10,060	(6,268)	6,386	3,413

Net income	47,048	28,605	36,019	24,318	7,671

Income attributable to Lee Enterprises, Incorporated	45,766	27,481	34,961	23,316	6,795

Earnings per common share:
Basic	0.84	0.51	0.66	0.44	0.13
Diluted	0.82	0.50	0.64	0.43	0.13

Weighted average common shares:
Basic	54,702	53,990	53,198	52,640	52,273
Diluted	55,948	55,392	54,224	53,931	53,736

Total assets	575,411	620,850	662,855	747,825	811,275
Debt, including current maturities (2)	484,859	548,385	617,167	725,872	804,750
Debt, net of cash and restricted cash (2)	479,479	537,764	600,183	714,738	787,605
Stockholders' deficit	(37,354)	(92,235)	(128,485)	(159,393)	(178,253)

(1)	Cash costs is a non GAAP financial measure. See Item 7.

(2)	Principal amount of debt. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of September 30, 2018 and for 2018, 2017 and 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

In this report, we present adjusted EBITDA, adjusted income (loss), adjusted earnings (loss) per common share (EPS), and cash costs, which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus nonoperating expenses, income tax expense (benefit), depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company excluding the impact of changes in the warrant valuation, which are non-cash transactions, and the impact of the Tax Cuts and Jobs Act (the "2017 Tax Act"). It is defined as income (loss) attributable to Lee Enterprises, Incorporated and diluted earnings (loss) per common share adjusted to exclude the impact of the warrant valuation, the impact of the 2017 Tax Act, and the gain on insurance settlement.

Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Generally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, other non-cash operating expenses and other expenses are excluded. Cash Costs also exclude restructuring costs and other, which are typically paid in cash.

A table reconciling adjusted EBITDA to net income, the most directly comparable measure under GAAP, is set forth below under the caption "Reconciliation of Non-GAAP Financial Measures". Reconciliations of adjusted income (loss) and adjusted earnings (loss) per diluted common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per diluted common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 7, included herein, under the caption “Net Income and Earnings Per Share”.

The subtotals of operating expenses representing cash costs can be found in tables in Item 7, included herein, under the caption “Continuing Operations”.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2018	2017	2016

Net Income	47,048	28,605	36,019
Adjusted to exclude
Income tax expense (benefit)	(16,228)	11,611	22,176
Non-operating expenses, net	57,703	52,331	45,802
Equity in earnings of TNI and MNI	(9,249)	(7,609)	(8,533)
Assets loss (gain) on sales, impairments and other	6,429	(1,150)	(954)
Depreciation and amortization	31,766	41,282	43,441
Restructuring costs	5,550	7,523	1,825
Stock compensation	1,857	2,088	2,306
Add:
Ownership share of TNI and MNI EBITDA (50%)	9,883	9,927	11,705
Adjusted EBITDA	134,759	144,608	153,787

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments.

Intangible Assets, Other Than Goodwill

Local mastheads (e.g., publishing periodical titles and web site domain names) are not subject to amortization. Non-amortized intangible assets are tested for impairment annually on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances suggest the asset might be impaired.

The quantitative impairment test consists of a comparison of the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. No impairment was recorded in 2018. In 2017 and 2016 following this testing, we recognized impairment charges of $2.0 million and $0.8 million, respectively. These charges were to bring the recorded indefinite lived intangibles equal to their implied fair values based on future projections.

Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on intangible assets subject to amortization in 2018, 2017 or 2016.

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional impairment charges in the future.

Pension, Postretirement and Postemployment Benefit Plans

We, along with our subsidiaries, have various defined benefit retirement plans, postretirement plans and postemployment plans, under which substantially all of the benefits have been frozen in previous years.

We account for our pension, postretirement and postemployment plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period but are not recognized in pension expense. Pension expenses is reported on the Consolidated Statements of Income and Comprehensive Income and included in Compensation.

The determination of pension and postretirement plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the discount rates applied to pension and postretirement plan obligations and the expected long-term rate of return on plan assets.

The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long-term inflation assumptions. We used an assumption of 5.5% for 2018 for our expected return on pension plan assets and a 4.5% for 2018 for our postretirement and postemployement benefits.

The following table illustrates the sensitivity to a change of 50 basis point decrease:

	Effect on 2018 Pension Expense	Effect on September 30, 2018 Liability
Pension discount rate(1)	$—	$9,800,000
Postretirement and postemployment benefits discount rate(1)	$—	$500,000
Pension expected rate of return on assets	$722,000	$—
Postretirement and postemployment benefits expected rate of return on assets	$120,000	$—

(1) The Company's Pension and Other Postretirement Plans have been substantially frozen as of September 30, 2018. As a result, changes in discount rates do not meaningfully impact net periodic pension expense.

Income Taxes

We are subject to income taxes in the U.S. and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets, if any.

Our current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates are reviewed and adjusted, if needed, throughout the year. Adjustments between our estimates and the actual results of filed returns are recorded when identified.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. Deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2017, the Financial Accounting Standards Board ("FASB") issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense are presented outside of operating income. The current presentation includes all components of the expense as Compensation in our Consolidated Statements of Income and Comprehensive Income. The adoption of the new standard is required in 2019. Based on 2018 results, the adoption of this standard would have reduced operating income by $4,808,000, which includes the impact of a $2,031,000 curtailment gain, however net income will remain unchanged.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The adoption of the new standard is required in 2019. The adoption of this standard will reclassify certain cash receipts within the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued a new standard for the accounting treatment of leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees have the option to use a modified retrospective transition approach, which includes a number of practical expedients.

FASB issued Accounting Standard Update ("ASU") No. 2018-11 in July 2018. This update provides for an optional transition method that allows issuers to initially apply the new lease standard to all leases that exist as of the adoption date, with the cumulative effect of initially applying the new lease standard recognized as an adjustment to retained earnings as of the adoption date. We intend to adopt the optional transition approach in fiscal year 2020. To date we have made progress in our assessment of the new lease standard. We are currently compiling an inventory of leases, evaluating the provisions of the updated guidance and assessing the impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” and in 2015, 2016, and 2017 the FASB issued several clarifying updates to this new standard (ASU No. 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05), which collectively comprises ASC Topic 606 “Revenue from Contracts with Customers”. Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” and is effective fiscal years beginning after December 15, 2017. Topic 606 provides a five-step model in determining when and how revenue is recognized and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Topic 606 also requires new disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We will adopt Topic 606 on October 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date. We have completed our assessment and have not identified any significant changes to our revenue recognition policies. We identified similar performance obligations under Topic 606 as compared with the deliverables and separate units of accounting previously identified under Topic 605. As a result, the timing and amount of our revenue recognition will not be materially impacted; however, we expect to expand certain disclosures as required.

We have also assessed the new accounting principles related to the deferral and amortization of contract acquisition costs and due to the short-term nature of such costs, we will utilize the practical expedient to continue to expense these costs as incurred.

We expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2018	2017	Percent Change	2016	Percent Change
Advertising and marketing services revenue	303,446	331,360	(8.4)	373,463	(11.3)
Subscription	195,108	191,922	1.7	194,002	(1.1)
Other	45,401	43,661	4.0	46,899	(6.9)
Total operating revenue	543,955	566,943	(4.1)	614,364	(7.7)
Operating expenses:
Compensation	196,334	209,692	(6.4)	229,752	(8.7)
Newsprint and ink	24,949	24,904	0.2	26,110	(4.6)
Other operating expenses	199,653	199,754	(0.1)	218,726	(8.7)
Cash costs	420,936	434,350	(3.1)	474,588	(8.5)
Total operating revenue less cash costs	123,019	132,593	(7.2)	139,776	(5.1)
Depreciation and amortization	31,766	41,282	(23.1)	43,441	(5.0)
Assets loss (gain) on sales, impairments and other	6,429	(1,150)	NM	(954)	20.5
Restructuring costs and other	5,550	7,523	(26.2)	1,825	NM
Operating expenses	464,681	482,005	(3.6)	518,900	(7.1)
Equity in earnings of associated companies	9,249	7,609	21.6	8,533	(10.8)
Operating income	88,523	92,547	(4.3)	103,997	(11.0)
Non-operating income (expense):
Interest expense	(52,842)	(57,573)	(8.2)	(64,233)	(10.4)
Debt financing and administrative cost	(5,311)	(4,818)	10.2	(5,947)	(19.0)
Gain on insurance settlement	—	—	—	30,646	NM
Other, net	450	10,060	(95.5)	(6,268)	NM
Non-operating expenses, net	(57,703)	(52,331)	10.3	(45,802)	14.3
Income before income taxes	30,820	40,216	(23.4)	58,195	(30.9)
Income tax expense (benefit)	(16,228)	11,611	NM	22,176	(47.6)
Net income	47,048	28,605	64.5	36,019	(20.6)
Net income attributable to non-controlling interests	(1,282)	(1,124)	14.1	(1,058)	6.2
Income attributable to Lee Enterprises, Incorporated	45,766	27,481	66.5	34,961	(21.4)
Other comprehensive income, net of income taxes	4,322	6,710	(35.6)	(6,503)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	50,088	34,191	46.5	28,458	20.1

Earnings per common share:
Basic	0.84	0.51	64.7	0.66	(22.7)
Diluted	0.82	0.50	64.0	0.64	(21.9)

Due to our fiscal calendar, 2018 was comprised of 53 weeks while 2017 and 2016 were comprised of 52 weeks. Additionally, we purchased a local media operation in 2017 and disposed of one local media operation in both 2018 and 2016.

To facilitate a comparison of our results without the impact of acquisitions, dispositions and the 53rd week of revenues and expenses, certain revenue and expense trends, as described below, are presented on a same property basis and are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2017 acquisitions

•	Less: revenues or expenses from enterprises that were disposed of in 2018 and 2016

•	Less: 53rd week revenue or expenses in 2018

OPERATING REVENUE

Revenue Comparison 2018-2017

In 2018, advertising and marketing services revenue decreased $27,914,000, or 8.4%, compared to 2017. On a same property basis, advertising and marketing services revenue declined 11.4%. The decrease in advertising and marketing services revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds.

Digital advertising increased 4.7% to $96,498,000 in 2018 and represents 31.8% of total advertising and marketing services revenue. On a same property basis digital advertising increased 2.9%. Digital retail advertising, which represents 62.2% of total digital advertising, increased 7.7%, partially offsetting print declines.

Subscription revenue increased $3,186,000, or 1.7%, in 2018 and decreased 1.7%, on a same property basis. Strategic pricing programs and premium content helped offset lower paid print circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in 2018. Sunday circulation totaled 1.0 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, increased 4.0% in 2018. On a same property basis, digital services revenue, which is mainly TownNews, grew 15.8% in 2018 and was partially offset by revenue declines in commercial printing and third party delivery due to a reduction in volume.

Excluding intercompany activity, revenue at TownNews increased 19.8% in 2018 due to an increase in customers, including broadcast, and monetizing digital audience with programmatic digital advertising revenue. On a stand alone basis, revenue at TownNews increased 16.0% to $18,900,000.

Total digital revenue including digital advertising revenue and digital services revenue totaled $112,825,000 in 2018, an increase of 6.3% over 2017.

In 2018, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 27.4 million unique visitors, with 267.1 million page views, a 17.4% increase in page views compared to 2017. Increased audience engagement is driving a higher number pages viewed per user session in 2018. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of digital audience growth and strong print newspaper readership.

Equity in earnings of TNI and MNI increased $1,640,000 in 2018.

Revenue Comparison 2017-2016, Same Property Basis

In 2017 advertising and marketing services revenue decreased $39,062,000, or 10.6%, compared to 2016. The decrease in advertising revenue is due to continued softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds.

Digital advertising, included in advertising and marketing services revenue, increased 8.0%, to $91,947,000 in 2017 and represents 28.0% of total advertising revenue. Digital retail advertising increased 9.4%, partially offsetting print declines.

Subscription revenue decreased $1,083,000, or 0.6%, in 2017. Selective price increases mostly offset paid subscription revenue declines from reduced volume. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.8 million in 2017. Sunday circulation totaled 1.2 million.

Other revenue, which consists of digital services, commercial printing, revenue from delivery of third party products and the sale of books, decreased 6.6% in the 2017 due to volume declines in commercial printing and third party delivery, partially offset by revenue growth at TownNews.

Total digital revenue, including digital advertising revenue and digital services revenue totaled $105,954,000 in 2017, an increase of 6.7% over 2016.

In 2017, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted an average of 25.5 million unique visitors per month, with 227.6 million monthly page views, a 5.7% increase compared to 2016.

Equity in earnings of TNI and MNI decreased $924,000 in 2017, on a GAAP basis.

OPERATING EXPENSES

Operating Expense Comparison 2018-2017

Operating expenses decreased 3.6% in 2018. Cash cost on a same property basis decreased 6.1% compared to 2017 achieving cash cost guidance.

Compensation expense, on a same property basis, decreased $19,461,000, or 9.4%, driven by a 12.0% reduction in average full time equivalent employees. Outsourcing certain functions in 2018 affected the number of full time equivalents in 2018.

Newsprint and ink costs, on a same property basis, decreased $451,000, or 1.8%, due to a 17.9% reduction in newsprint volume from unit declines and using lower basis weight newsprint partially offset by significant price increases. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, on a same property basis, decreased $6,419,000, or 3.3%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

Restructuring costs and other totaled $5,550,000 and $7,523,000 in 2018 and 2017, respectively. The majority of restructuring costs are severance. 2017 includes a $2,600,000 expense to record an estimate of a partial withdrawal liability from one of our multiemployer pension plans.

Depreciation expense decreased $1,482,000, or 9.2%, and amortization expense decreased $8,034,000, or 31.8%, in 2018.

Assets loss (gain) on sales, impairments and other was a net expense of $6,429,000 in 2018 compared to a net benefit of $1,150,000 in 2017. We recognized a $8,193,000 loss on sale of assets in 2018 compared to a $74,000 loss in 2017. We recorded $267,000 of non-cash impairment charges in 2018 compared to $2,517,000 in 2017. Curtailment gains totaled $2,031,000 and $3,741,000 in 2018 and 2017, respectively, from the elimination of an unfunded employee benefit plan.

The factors noted above resulted in operating income of $88,523,000 in 2018 compared to $92,547,000 in 2017.

Operating Expense Comparison 2017-2016

Operating expenses decreased 7.1% in 2017. Cash costs excluding restructuring costs and other decreased $40,238,000, or 8.5%, in 2017.

Compensation expense, on a same property basis, decreased $19,064,000, or 8.4%, in 2017 driven by a decline of 8.5% in average full-time equivalent employees and lower self-insured medical costs.

Newsprint and ink costs, on a same property basis, decreased $1,226,000, or 4.7%, in 2017, as a result of a 12.2% reduction in newsprint volume partially offset by higher prices. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses, on a same property basis, decreased $15,713,000, or 7.4%, in 2017. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation, amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of good sold and facility expenses. Cost reduction were primarily related to lower delivery and other print-related costs associated with growing digital revenue.

Restructuring costs totaled $7,523,000 and $1,825,000 in 2017 and 2016, respectively. The majority of restructuring costs relate to severance. 2017 includes a $2,600,000 expense to record an estimate of a partial withdrawal liability from one of our multiemployer pension plans.

Depreciation expense decreased $1,265,000, or 7.3%, and amortization expense decreased $894,000, or 3.4%, in 2017.

Assets loss (gain) on sales, impairments and other, was a net gain of $1,150,000 in 2017 and $954,000 in 2016. We recognized a $74,000 loss on sales of assets in 2017 and $3,139,000 gain in 2016. Non-cash impairment charges totaled $2,517,000 in 2017 and $2,185,000 in 2016. In 2017, we recorded a $3,741,000 curtailment gain from the elimination of an unfunded employee benefit plan.

The factors noted above resulted in operating income of $92,547,000 in 2017 compared to $103,997,000 in 2016.

NON-OPERATING INCOME AND EXPENSES

Non-operating Income and Expense Comparison 2018-2017

Interest expense decreased $4,731,000, or 8.2%, to $52,842,000 in 2018 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, increased to 10.0% in 2018 compared to 9.9% in 2017, as the majority of our debt repayments were made on our lowest cost debt.

We recognized $5,311,000 of debt financing and administrative costs in 2018 compared to $4,818,000 in 2017. The majority of costs represent amortization of refinancing costs paid in 2014.

As more fully discussed in Note 4 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock, and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating expense of $226,000 in 2018 and non-operating income of $10,181,000, in 2017, due to the change in fair value of the Warrants.

Non-operating Income and Expense Comparison 2017-2016

Interest expense decreased $6,660,000, or 10.4%, to $57,573,000 in 2017 due to lower debt balances.

We recognized $4,818,000 of debt financing and administrative costs in 2017 compared to $5,947,000 in 2016, related to our 2014 refinancing. We also recognized $1,250,000 gain on extinguishment of debt in 2016.

In 2016, we recognized a $30,646,000 gain on an insurance settlement. The settlement represents our share of a subrogation recovery arising from the settlement of claims for damages suffered as a result of a 2009 loss at one of our production facilities.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $10,181,000 in 2017 and non-operating expenses of $7,519,000 in 2016 related to the change in fair value of the warrants.

INCOME TAX EXPENSES

Income Tax Comparison 2018-2017

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. We reported a discrete adjustment from revaluing our deferred tax assets and liabilities resulting in a net decrease in income tax expense of $24,872,000 for the 53 weeks ended September 30, 2018.

Including the impact of the 2017 Tax Act, we recorded an income tax benefit of $16,228,000 in 2018 or 52.7% of pretax income. Excluding the impact from the 2017 Tax Act, the effective income tax rate for 2018 was 28.0%. In 2017, we recognized income tax expense of $11,611,000, resulting in an effective tax rate of 28.9%. See Note 10 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

Income Tax Comparison 2017-2016

We recognized income tax expense of $11,611,000, resulting in an effective tax rate of 28.9% in 2017 compared to 38.1% in 2016. See Note 10 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the 2017 Tax Act, the warrant fair value adjustments and the 2017 Tax Act on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	2018		2017		2016
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	45,766	0.82	27,481	0.50	34,961	0.64
Adjustments:
Warrants fair value adjustment	226	—	(10,181)	(0.19)	7,519	0.14
Gain on insurance settlement	—		—		(30,646)	(0.56)
Adjusted income before income tax impacts	45,992	0.82	17,300	0.31	11,834	0.22
Income tax effect of adjustments, net	—		—		10,726	0.20
Income tax effect of 2017 Tax Act	(24,872)	(0.44)	—		—
Income tax effects, total	(24,872)	(0.44)	—		10,726	0.20
Income attributable to Lee Enterprises, Incorporated, as adjusted	21,120	0.38	17,300	0.31	22,560	0.42

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities totaled $59,296,000 in 2018 compared to $72,281,000 in 2017 due to a decline in net income to $22,176,000 in 2018 from $28,605,000 in 2017, after adjusting for the 2017 Tax Act impact of $24,872,000. The decline in net income is primarily the result of continued softening of the print advertising environment. Operating cash flows were also impacted by an increase in pension contributions.

Cash provided by operating activities totaled $72,281,000 in 2017 compared to $79,190,000 in 2016. The decrease in cash flows in 2017 is due to a decrease in net income of $28,605,000 in 2017 from $36,019,000 in 2016, changes in operating assets and liabilities, and pension contributions.

Pension liabilities, net of plan assets, totaled $26,745,000 as of September 30, 2018. Contributions to pension plans are expected to total $650,000 in 2019.

Investing Activities

Cash required for investing activities totaled $72,000 in 2018 and $9,455,000 in 2017. Capital spending totaled $6,025,000 and $4,078,000 in 2018 and 2017, respectively. Proceeds from sales of assets totaled $6,623,000 and $2,582,000 in 2018 and 2017, respectively. 2017 included $7,450,000 in spending related to the acquisition of local media operations.

Cash required for investing activities totaled $9,455,000 in 2017 and cash provided by investing activities totaled $34,508,000 in 2016. The change in cash flows from investing activities is mainly due to a $30,646,000 insurance settlement in 2016. Capital spending totaled $4,078,000 and $7,091,000 in 2017 and 2016, respectively, and proceeds from sales of assets totaled $2,582,000 in 2017 and $9,878,000 in 2016, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to be $11,000,000 in 2019, and other requirements, will be available from internally generated funds, or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $64,465,000 in 2018, $69,189,000 in 2017 and $107,848,000 in 2016. Debt reduction accounted for the majority of the usage of funds in all years.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 30 2018	September 25 2016	September 30 2018

Revolving Facility	—	—	6.1
1st Lien Term Loan	6,303	45,145	8.3
Notes	385,000	385,000	9.5
2nd Lien Term Loan	93,556	118,240	12.0
	484,859	548,385
Unamortized debt issue costs	(17,055)	(21,824)
Less current maturities of long-term debt	7,027	30,182
Total long-term debt	460,777	496,379

At September 30, 2018, our weighted average cost of debt, excluding amortization of debt financing costs, is 10.0%.

At September 30, 2018, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $7,027,000 in 2019, $0 in 2020 and 2021, $385,000,000 in 2022 and $92,832,000 in 2023.

In addition to mandatory paydowns, the 1st and 2nd lien term loans require excess cash flow payments based on calculations defined in the credit agreements. See Note 4 of the Notes to the Consolidated Financial Statements.

Liquidity

We maintain a Revolving Facility pursuant to which we may borrow up to $40,000,000. At September 30, 2018, after consideration of letters of credit, we have approximately $34,235,000 available for future use under our Revolving Facility. The Revolving Facility contains a maintenance covenant in order to borrow on the Revolving Facility. At September 30, 2018, we are in compliance with this covenant. The Revolving Facility matures on December 28, 2018. We expect to amend and extend our Revolving Facility prior to its maturity.

Including cash, our liquidity at September 30, 2018 totals $39,615,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At September 30, 2018, the principal amount of our outstanding debt totals $484,859,000. For the last twelve months ending September 30, 2018, the principal amount of our debt, net of cash, is 3.6 times our adjusted EBITDA, compared to a ratio of 3.7 times at September 24, 2017.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, or earlier if liquidity is available. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 30, 2018.

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

Other Matters

Cash and cash equivalents decreased $5,241,000 in 2018, decreased $6,363,000 in 2017 and increased $5,850,000 in 2016.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 30, 2018:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	484,859	7,027	385,000	92,832	—
Interest expense (2)(3)	178,613	47,792	129,429	1,392	—
Operating lease obligations	20,483	4,131	5,950	4,426	5,976
Capital expenditure commitments	680	680	—	—	—
	684,635	59,630	520,379	98,650	5,976

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

(2)
Interest expense includes an estimate of interest expense for the Notes, 1st Lien Credit Facility, and 2nd Lien Term Loan until their maturities in March 2022, March 2019, and December 2022, respectively. Interest expense under the Notes is estimated using the 9.5% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Interest expense under the 1st Lien Term Loan is estimated based on the one month LIBOR at September 30, 2018 of 2.29% as increased by our applicable margin of 6.25% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the Revolving Facility is estimated based on the one month LIBOR at September 30, 2018 of 2.29% as increased by our applicable margin of 5.5% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the 2nd Lien Term Loan is estimated using the 12.0% contractual rate applied to the outstanding balance during each period. Changes in interest rates in excess of current LIBOR levels, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Notes, 1st Lien Credit Facility or 2nd Lien Term Loan could significantly change this estimate. See Note 4 of the Notes to Consolidated Financial Statements, included herein.

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

INTEREST RATES ON DEBT

Our debt structure, which is predominantly fixed rate, significantly reduces the potential financial impact of future increases in interest rates. At September 30, 2018, 1.3% of the principal amount of our debt is subject to floating interest rates. Our primary exposure is to LIBOR. A 100 basis point increase to LIBOR would, in excess of LIBOR minimums discussed more fully below, decrease income before income taxes on an annualized basis by approximately $63,030 based on $6,303,000 of floating rate debt outstanding at September 30, 2018.

Our debt under the 1st Lien Term Loan is subject to minimum LIBOR interest rate levels of 1.0%. Current LIBOR rates are in excess of the minimum and any future increases in LIBOR will affect our interest rates.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

Newsprint prices increased significantly during the Company’s 2018 fiscal year. Price increases were driven primarily by North American and overseas reductions in newsprint production capacity leading to significantly tight supply, including some spot shortages, versus demand. Upward pricing momentum was also influenced by actions from a formal complaint filed by one U.S. based uncoated groundwood producer leading the United States Department of Commerce and International Trade Commission to impose preliminary tariff duties on a number of Canadian manufacturers of uncoated groundwood, including newsprint, resulting in higher prices from some Canadian producers. Tight supply markets prevented opportunities to secure non-tariffed newsprint from other sources. Printing industry and paper producers objections led to the U.S International Trade Commission to reverse the decision to impose tariffs bringing Canadian producers’ price levels back in line with current U.S producer pricing.

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

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $286,000 based on anticipated consumption in 2019, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

At September 30, 2018, the fair value of floating rate debt, which consists primarily of our 1st Lien Term Loan, is $6,299,060, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $93,556,000 principal amount under the 2nd Lien Term Loan. At September 24, 2017, based on an average of private market price quotations, the fair values were $399,206,500 and $95,427,120 for the Notes and 2nd Lien Term Loan, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018, the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 14 weeks ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated

Opinion on Internal Control Over Financial Reporting
We have audited Lee Enterprises, Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and September 24, 2017, the related consolidated statements of income and comprehensive income, stockholders’ deficit, and cash flows for the 53-week period ended September 30, 2018 and each of the 52-week periods ended September 24, 2017 and September 25, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated December 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
December 14, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2019, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2019, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2019, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2019, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2019, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income - 53 weeks ended September 30, 2018, 52 weeks ended September 24, 2017 and 52 weeks ended September 25, 2016
Consolidated Balance Sheets - September 30, 2018 and September 24, 2017
Consolidated Statements of Stockholders' Equity (Deficit) - 53 weeks ended September 30, 2018, 52 weeks ended September 24, 2017 and 52 weeks ended September 25, 2016
Consolidated Statements of Cash Flows - 53 weeks ended September 30, 2018, 52 weeks ended September 24, 2017 and 52 weeks ended September 25, 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Thousands of Dollars, Except Per Common Share Data)	2018	2017	2016

Operating revenue:
Advertising and marketing services	303,446	331,360	373,463
Subscription	195,108	191,922	194,002
Other	45,401	43,661	46,899
Total operating revenue	543,955	566,943	614,364
Operating expenses:
Compensation	196,334	209,692	229,752
Newsprint and ink	24,949	24,904	26,110
Other operating expenses	199,653	199,754	218,726
Depreciation and amortization	31,766	41,282	43,441
Assets loss (gain) on sales, impairments and other	6,429	(1,150)	(954)
Restructuring costs and other	5,550	7,523	1,825
Total operating expenses	464,681	482,005	518,900
Equity in earnings of associated companies	9,249	7,609	8,533
Operating income	88,523	92,547	103,997
Non-operating income (expense):
Interest expense	(52,842)	(57,573)	(64,233)
Debt financing and administrative costs	(5,311)	(4,818)	(5,947)
Gain on insurance settlement	—	—	30,646
Other, net	450	10,060	(6,268)
Total non-operating expense, net	(57,703)	(52,331)	(45,802)
Income before income taxes	30,820	40,216	58,195
Income tax expense (benefit)	(16,228)	11,611	22,176
Net income	47,048	28,605	36,019
Net income attributable to non-controlling interests	(1,282)	(1,124)	(1,058)
Income attributable to Lee Enterprises, Incorporated	45,766	27,481	34,961
Other comprehensive income (loss), net of income taxes	4,322	6,710	(6,503)
Comprehensive income attributable to Lee Enterprises, Incorporated	50,088	34,191	28,458

Earnings per common share:
Basic:	0.84	0.51	0.66
Diluted:	0.82	0.50	0.64

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 30 2018	September 24 2017

ASSETS

Current assets:
Cash and cash equivalents	5,380	10,621
Accounts receivable, less allowance for doubtful accounts:
2018 $4,806; 2017 $4,796	43,711	49,469
Inventories	5,684	3,616
Other	4,567	4,132
Total current assets	59,342	67,838
Investments:
Associated companies	29,216	29,181
Other	10,958	9,949
Total investments	40,174	39,130
Property and equipment:
Land and improvements	17,432	20,424
Buildings and improvements	150,376	172,138
Equipment	276,332	278,880
Construction in process	1,710	752
	445,850	472,194
Less accumulated depreciation	353,522	357,998
Property and equipment, net	92,328	114,196
Goodwill	246,176	246,426
Other intangible assets, net	119,819	136,302
Medical plan assets, net	16,157	15,392
Other	1,415	1,566

Total assets	575,411	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 30 2018	September 24 2017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	7,027	30,182
Accounts payable	12,747	17,027
Compensation and other accrued liabilities	19,641	22,606
Accrued interest	2,031	1,512
Unearned revenue	23,895	26,881
Total current liabilities	65,341	98,208
Long-term debt, net of current maturities	460,777	496,379
Pension obligations	26,745	43,537
Postretirement and postemployment benefit obligations	2,580	5,004
Deferred income taxes	39,108	53,397
Income taxes payable	6,559	5,497
Warrants and other	10,561	10,041
Total liabilities	611,671	712,063
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	572	567
September 30, 2018; 57,141 shares; $0.01 par value
September 24, 2017; 56,712 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	253,511	251,790
Accumulated deficit	(279,691)	(328,524)
Accumulated other comprehensive loss	(11,746)	(16,068)
Total stockholders' deficit	(37,354)	(92,235)
Non-controlling interests	1,094	1,022
Total deficit	(36,260)	(91,213)
Total liabilities and deficit	575,411	620,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2018	2017	2016	2018	2017	2016

Common Stock:
Balance, beginning of year	567	558	547	56,712	55,771	54,679
Shares issued	5	9	11	429	941	1,092
Balance, end of year	572	567	558	57,141	56,712	55,771
Additional paid-in capital:
Balance, beginning of year	251,790	249,740	247,302
Stock compensation	2,039	2,088	2,306
Shares issued (redeemed)	(318)	(38)	132
Balance, end of year	253,511	251,790	249,740
Accumulated deficit:
Balance, beginning of year	(328,524)	(356,005)	(390,966)
Net income	47,048	28,605	36,019
Net income attributable to non-controlling interests	(1,282)	(1,124)	(1,058)
Cumulative effect of accounting change	3,067	—	—
Balance, end of year	(279,691)	(328,524)	(356,005)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(16,068)	(22,778)	(16,276)
Change in pension and postretirement benefits	10,477	11,439	(11,001)
Deferred income taxes, net	(3,088)	(4,729)	4,499
Cumulative effect of accounting change	(3,067)	—	—
Balance, end of year	(11,746)	(16,068)	(22,778)
Total stockholders' deficit	(37,354)	(92,235)	(128,485)	57,141	56,712	55,771

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2018	2017	2016

Cash provided by operating activities:
Net income	47,048	28,605	36,019
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	31,766	41,282	43,441
Non-operating gains and losses	3,547	3,594	(23,764)
Stock compensation expense	1,857	2,088	2,306
Distributions greater (less) than earnings of MNI	(1,229)	546	3,777
Deferred income taxes	(17,377)	10,360	20,669
Pension contributions	(4,990)	—	(4,604)
Other	6,906	(967)	(3,948)
Changes in operating assets and liabilities:
Decrease in receivables	4,418	2,854	6,933
Decrease (increase) in inventories and other	(1,926)	687	617
Decrease in accounts payable and other accrued liabilities	(8,587)	(6,393)	(8,327)
Decrease in pension, postretirement and postemployment benefit obligations	(2,482)	(3,473)	(4,757)
Change in income taxes receivable or payable	687	(1)	1,238
Other, including warrants	(342)	(6,901)	9,590
Net cash provided by operating activities	59,296	72,281	79,190
Cash provided by (required for) investing activities:
Purchases of property and equipment	(6,025)	(4,078)	(7,091)
Insurance settlement	—	—	30,646
Proceeds from sales of assets	6,623	2,582	9,878
Acquisitions	—	(7,450)	—
Distributions greater (less) than earnings of TNI	1,194	(11)	1,575
Other, net	(1,864)	(498)	(500)
Net cash provided by (required for) investing activities	(72)	(9,455)	34,508
Cash provided by (required for) financing activities:
Proceeds from long-term debt	10,000	5,000	5,000
Payments on long-term debt	(73,526)	(73,782)	(112,455)
Debt financing and administrative costs paid	(437)	(373)	(422)
Common stock transactions, net	(502)	(34)	29
Net cash required for financing activities	(64,465)	(69,189)	(107,848)
Net increase (decrease) in cash and cash equivalents	(5,241)	(6,363)	5,850
Cash and cash equivalents:
Beginning of year	10,621	16,984	11,134
End of year	5,380	10,621	16,984

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2018", "2017", "2016" and the like refer to the fiscal years ended the last Sunday in September. Fiscal year 2018 includes 53 weeks of operations and 2017 and 2016 include 52 weeks of operations.

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 49 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 20 states.

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in TownNews, TNI and MNI are accounted for under the equity method. Results of TownNews are consolidated.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from what is commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). In the first quarter of fiscal year 2018, we remeasured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated income statements, and we reclassified a $3,067,000 net tax benefit from AOCI to retained earnings in our consolidated balance sheets. Adoption of the standard had no impact to our consolidated income statements or cash flows statements.

In March 2016, the FASB issued a new standard that makes improvements to the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard in 2018 and the impact from the adoption of this standard did not have a material impact on the Consolidated Financial Statements.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September.

Subsequent Events

We have evaluated subsequent events through December 14, 2018. No events have occurred subsequent to September 30, 2018 that require disclosure or recognition in these financial statements, except as included herein.

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

Inventories

Newsprint inventories and other inventories are priced at the lower of cost or market. Newsprint inventories at September 30, 2018 and September 24, 2017 are less than replacement cost by $2,333,500 and $1,608,000, respectively.

The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

Newsprint - FIFO method	2,079	962
Newsprint - LIFO method	2,071	1,167
Other inventory - FIFO method	1,534	1,487
	5,684	3,616

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

We capitalize interest as a component of the cost of constructing major facilities. At September 30, 2018 and September 24, 2017, capitalized interest was not significant.

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

We review goodwill for impairment on an annual basis by performing a qualitative and quantitative assessment. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.

Lee Enterprises is a single reporting unit entity with negative carrying value, and as such all of the Company’s goodwill is attributed to the single reporting unit. In 2018 and 2017, the Company had $246,176,000 and $246,426,000 of goodwill in the Consolidated Balance Sheets, respectively. The annual assessment is made on the first day of our fourth fiscal quarter, or more frequently if impairment triggers are noted.

In 2016, under prior accounting standards, the Company assessed the recoverability of goodwill and other non-amortized intangible assets, using qualitative factors affecting our business to determine if the probability of a goodwill impairment was more likely than not. Our assessment included reviewing internal and external factors affecting our business, such as cash flow projections, stock price and other industry or market considerations.

We review non-amortizing intangibles for impairment on an annual basis. Should we determine that a non-amortized intangible asset impairment is more likely than not, we make a determination of the individual asset's fair value. Fair value is determined using the relief from royalty method, which estimates fair value based upon appropriate royalties of future revenue discounted to their present value. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of such asset.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. Deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Equity securities are valued based on the closing market price in an active market and are classified as Level 1. Certain investments in commingled funds are valued at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2.

Debt securities consist of government securities that are valued based upon quoted market prices in an active market. Such investments are classified as Level 1. Corporate bonds that are valued based on quoted market prices in an inactive market are classified as Level 2. Certain investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are excluded from the fair value hierarchy.

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $4,585,000 at September 30, 2018 are outstanding in support of our insurance program.

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

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

ASSETS
Current assets	3,615	4,457
Investments and other assets	—	12
Total assets	3,615	4,469

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,213	5,485
Members' equity	(1,598)	(1,016)
Total liabilities and members' equity	3,615	4,469

Summarized results of TNI are as follows:

(Thousands of Dollars)	2018	2017	2016

Operating revenue	47,165	48,297	52,761
Operating expenses	37,090	38,150	41,804
Net income	10,075	10,147	10,957

Company's 50% share	5,038	5,073	5,478
Less amortization of intangible assets	418	418	418
Equity in earnings of TNI	4,620	4,655	5,060

TNI makes weekly distributions of its earnings. We received $5,814,000, $4,644,000 and $6,636,000 in distributions in 2018, 2017 and 2016, respectively.

At September 30, 2018, the carrying value of the Company's 50% investment in TNI is $14,749,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $3,717,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 3.

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

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 30, 2018	September 24 2017

ASSETS
Current assets	10,173	11,297
Investments and other assets	33,295	32,530
Total assets	43,468	43,827

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	7,274	7,852
Other liabilities	7,261	9,500
Stockholders' equity	28,933	26,475
Total liabilities and stockholders' equity	43,468	43,827

Summarized results of MNI are as follows:

(Thousands of Dollars)	2018	2017	2016

Operating revenue	59,670	61,396	65,172
Operating expenses, excluding restructuring costs, depreciation and amortization	49,598	51,392	52,646
Restructuring costs	383	296	39
Depreciation and amortization	1,149	1,295	1,684
Operating income	8,540	8,413	10,803
Net income	9,257	5,908	6,947
Equity in earnings of MNI	4,629	2,954	3,473

MNI makes quarterly distributions of its earnings. We received $3,400,000, $3,500,000 and $7,250,000 in distributions in 2018, 2017 and 2016, respectively.

We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $6,718,000, $7,021,000 and $7,099,000, in 2018, 2017 and 2016, respectively.

At September 30, 2018, the carrying value of the Company's 50% investment in MNI is $14,467,000.

3    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2018	2017

Goodwill, gross amount	1,535,155	1,532,458
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	246,426	243,729
Goodwill acquired in business combinations	—	2,697
Goodwill allocated to disposed businesses	(250)	—
Goodwill, end of year	246,176	246,426

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 30 2018	September 24 2017

Non-amortized intangible assets:
Mastheads	21,883	22,035
Amortizable intangible assets:
Customer and newspaper subscriber lists	692,886	691,994
Less accumulated amortization	594,950	577,727
	97,936	114,267
Non-compete and consulting agreements	28,524	28,524
Less accumulated amortization	28,524	28,524
	—	—
	119,819	136,302

In January 2017, the FASB issued a new standard simplifying the assessment of a goodwill impairment. The new standard maintains a qualitative and quantitative assessment but eliminates the Step 2 of the quantitative assessment. The new standard also changes the way a goodwill impairment is calculated. For companies that have reporting units with zero or negative carrying value, the new standard requires disclosure of the amount of goodwill for those reporting units. The Company elected to early adopt this standard for its 2017 goodwill impairment test.

The Company is a single reporting unit entity with negative carrying value, and as such all of the Company’s goodwill is attributed to the single reporting unit. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was significantly in excess of carrying value and as such, there was no impairment in 2018 or 2017 under either the prior standard or the updated standard.

In 2017 and 2016, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. We also recorded pretax charges to reduce the carrying value of other assets in 2018, 2017 and 2016. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2018	2017	2016

Continuing operations:
Non-amortized intangible assets	—	2,035	818
Property, equipment and other assets	267	482	1,367
	267	2,517	2,185

In June 2017, we purchased the assets of the Dispatch-Argus serving Moline and Rock Island, IL, (the "Dispatch-Argus"), for $7,150,000 plus an adjustment for working capital. The Dispatch-Argus is a media company with print and digital publishing operations. We financed the transaction with available cash on hand. The purchase price was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities were as follows: current assets of $989,000, property, plant, and equipment of $100,000, intangible assets of $5,199,000, goodwill of $2,445,000, and current liabilities of $1,056,000.

Annual amortization of intangible assets for the years ending September 2019 to September 2023 is estimated to be $16,417,000, $15,651,000, $14,488,000, $12,308,000, and $11,687,000, respectively.

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

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”).

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	September 30 2018	September 24 2017	September 30 2018

Revolving Facility	—	—	6.13
1st Lien Term Loan	6,303	45,145	8.33
Notes	385,000	385,000	9.50
2nd Lien Term Loan	93,556	118,240	12.00
	484,859	548,385
Unamortized debt issue costs	(17,055)	(21,824)
Less current maturities of long-term debt	7,027	30,182
Total long-term debt	460,777	496,379

Our weighted average cost of debt, excluding amortization of debt financing costs at September 30, 2018, is 10.0%.

At September 30, 2018, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $7,027,000 in 2019, zero in 2020, zero in 2021, 385,000,000 in 2022 and $92,832,000 in 2023.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At September 30, 2018, the principal balance of the Notes totaled $385,000,000.

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

We may repurchase Notes in the open market at any time. In 2016, we purchased $15,000,000 principal amount of Notes in privately negotiated transactions which resulted in a gain on extinguishment of debt totaling $1,250,000. The gain is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contains restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 2019 and the $40,000,000 Revolving Facility that matures in December 2018. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At September 30, 2018, after consideration of letters of credit, we have approximately $34,235,000 available for future use under the Revolving Facility.

Interest

Interest on the 1st Lien Term Loan, which has a principal balance of $6,303,000 at September 30, 2018, accrues, at our option, at either (A) LIBOR plus 6.25% (with a LIBOR floor of 1.0%) or (B) 5.25% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0% (with a floor of 2.0%). Interest is payable quarterly.

The 1st Lien Term Loan was funded with an original issue discount of 2.0%, or $5,000,000, which is being amortized as debt financing and administration costs over the life of the 1st Lien Term Loan.

Interest on the Revolving Facility, which has a principal balance of zero at September 30, 2018, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

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

Quarterly, the Company is required to prepare a Lee Legacy Excess Cash Flow calculation, which is generally determined as the cash earnings of our subsidiaries other than the Pulitzer Subsidiaries and includes adjustments for changes in working capital, capital spending, pension contributions, debt principal payments and income tax payments or refunds. Any excess cash flow as calculated is required to be paid to the 1st Lien lenders 45 days after the end of the quarter. Lee Legacy Excess Cash Flow for the 13 weeks ended September 30, 2018 and payable in the 13 weeks ended December 30, 2018 was zero.

2018 principal payments made for the year under the 1st Lien Term Loan are summarized as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 25 2017	March 26 2018	June 25 2018	September 30 2018

Mandatory	6,250	6,250	6,250	6,250
Voluntary	5,000	3,000	4,000	—
Excess cash flow payment	—	—	—	1,842
	11,250	9,250	10,250	8,092

In November 2018, subsequent to the end of 2018, we repaid the remaining $6,303,000 outstanding under the 1st Lien Term Loan.

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

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $93,556,000 at September 30, 2018, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan for the previous four quarters are as follows:

For the Period Ending (Thousands of Dollars)	Pulitzer Excess Cash Flow Payment	Payment Date

September 24, 2017	5,182	Q1 2018
December 24, 2017	5,632	Q2 2018
March 25, 2018	6,259	Q3 2018
June 24, 2018	3,611	Q4 2018

For the 13 weeks ended September 30, 2018, Pulitzer Excess Cash Flow totaled $724,000, and was paid in December 2018, at par.

Subject to certain other conditions in the 2nd Lien Term Loan, the balance of the 2nd Lien Term Loan will be repaid at par from proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested. For year ended September 30, 2018 and September 24, 2017, we repaid $4,000,000 and $2,412,000, respectively, on the 2nd Lien Term Loan, at par, with net proceeds from the sale of Pulitzer assets.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $4,769,000, $4,447,000 and $5,541,000 in 2018, 2017 and 2016, respectively. Amortization of such costs is estimated to total $3,827,000 in 2019, $3,899,000 in 2020, $4,045,000 in 2021, $4,200,000 in 2022 and $1,084,000 in 2023. At September 30, 2018, we have $17,055,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At September 30, 2018, after consideration of letters of credit, we have approximately $34,235,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 30, 2018 totals $39,615,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 30, 2018.

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

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2018	2017	2016

Service cost for benefits earned during the year	48	84	197
Interest cost on projected benefit obligation	5,754	5,394	6,061
Expected return on plan assets	(7,933)	(7,878)	(8,698)
Amortization of net loss	2,025	2,947	2,397
Amortization of prior service benefit	(136)	(136)	(136)
Net periodic pension cost (benefit)	(242)	411	(179)

Net periodic pension benefit of $56,000 is allocated to TNI in 2018, 2017 and 2016.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2018	2017

Benefit obligation, beginning of year	191,645	202,158
Service cost	48	84
Interest cost	5,754	5,394
Actuarial loss (gain)	(9,464)	(4,241)
Benefits paid	(11,452)	(11,750)
Benefit obligation, end of year	176,531	191,645
Fair value of plan assets, beginning of year:	149,762	149,131
Actual return on plan assets	10,576	14,721
Benefits paid	(11,452)	(11,750)
Administrative expenses paid	(2,571)	(2,340)
Employer contributions	4,940	—
Fair value of plan assets, end of year	151,255	149,762
Funded status	(25,276)	(41,883)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

Pension obligations	(25,276)	(41,883)
Accumulated other comprehensive loss (before income taxes)	(31,882)	(43,307)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

Unrecognized net actuarial loss	(31,988)	(43,550)
Unrecognized prior service benefit	106	243
	(31,882)	(43,307)

We expect to recognize $1,136,000 and $100,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2019.

The accumulated benefit obligation for the plans total $176,531,000 at September 30, 2018 and $191,645,000 at September 24, 2017. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $176,531,000, $176,531,000 and $151,255,000, respectively, at September 30, 2018.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 30 2018	September 24 2017

Discount rate	4.2	3.7
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2018	2017	2016

Discount rate	3.7	3.5	4.2
Expected long-term return on plan assets	5.5	5.5	6.3

For 2019, the expected long-term return on plan assets is 5.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Plan Assets

The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds. Pension assets included below include assets of plans described below under the heading Other Plans.

Our investment policy outlines the governance structure for decision making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 30 2018	September 30 2018	September 24 2017

Equity securities	50	50	50
Debt securities	35	32	33
TIPS	5	4	4
Hedge fund investments	10	10	12
Cash and cash equivalents	—	4	1

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of pension assets at September 30, 2018 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	5,537	—	—
Domestic equity securities	10,045	12,573	40,083	—
International equity securities	—	7,070	7,560	—
TIPS	—	6,535	—	—
Debt securities	—	25,673	22,523	—
Hedge fund investments	15,767	—	—	—

The fair value hierarchy of pension assets at September 24, 2017 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	1,882	—	—
Domestic equity securities	—	10,484	49,483	—
International equity securities	—	7,290	8,047	—
TIPS	—	6,553	—	—
Debt securities	14,711	26,015	8,266	—
Hedge fund investments	19,067	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2018 or 2017.

Cash Flows

Based on our forecast at September 30, 2018, we expect to make contributions of $650,000 to our pension trust in 2019.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2019	12,481
2020	11,796
2021	11,743
2022	11,695
2023	11,720
2024-2028	57,083

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $1,469,000 and $1,766,000 at September 30, 2018 and September 24, 2017, respectively, of which $0 and $113,000 is included in compensation and other accrued liabilities in the Consolidated Balance Sheet at September 30, 2018 and September 24, 2017, respectively.

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2018	2017	2016

Service cost for benefits earned during the year	—	13	63
Interest cost on projected benefit obligation	365	412	623
Expected return on plan assets	(1,080)	(1,056)	(1,322)
Amortization of net actuarial gain	(984)	(987)	(1,093)
Amortization of prior service benefit	(785)	(1,459)	(1,459)
Curtailment gains	(2,031)	(3,741)	—
Net periodic postretirement benefit	(4,515)	(6,818)	(3,188)

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan, which included notice that the plan will terminate on December 31, 2017. These changes resulted in a non-cash curtailment gain of $2,031,000 and $3,741,000 in 2018 and 2017, respectively. The curtailment gain is recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income. These charges also reduced the postemployment benefit obligation by $7,036,000 and reduced accumulated other comprehensive loss by $106,000 and $1,417,000 in 2018 and 2017, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2018	2017

Benefit obligation, beginning of year	15,667	22,511
Service cost	—	13
Interest cost	365	412
Actuarial loss (gain)	(1,054)	(627)
Benefits paid, net of premiums received	(1,399)	(1,527)
Curtailment	(1,924)	(5,112)
Medicare Part D subsidies	101	(3)
Benefit obligation, end of year	11,756	15,667
Fair value of plan assets, beginning of year	24,626	24,123
Actual return on plan assets	2,106	2,112
Employer contributions	422	755
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,298)	(1,530)
Benefits paid for active employees	(1,209)	(834)
Fair value of plan assets at measurement date	24,647	24,626
Funded status	12,891	8,959

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

Non-current assets	12,891	11,020
Postretirement benefit obligations	—	(2,061)
Accumulated other comprehensive income (before income tax benefit)	17,917	18,782

Amounts recognized in accumulated other comprehensive income are as follows:

(Thousands of Dollars)	September 30 2018	September 24 2017

Unrecognized net actuarial gain	12,224	12,304
Unrecognized prior service benefit	5,693	6,478
	17,917	18,782

We expect to recognize $976,000 and $723,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2019.

Assumptions

Weighted-average assumptions used to determine post retirement benefit obligations are as follows:

(Percent)	September 30 2018	September 24 2017

Discount rate	4.0	3.4
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2018	2017	2016

Discount rate	3.4	3.1	3.7
Expected long-term return on plan assets	4.5	4.5	4.5

For 2019, the expected long-term return on plan assets is 4.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

(Percent)	September 30 2018	September 24 2017

Health care cost trend rates	9.0	9.7
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2026	2026

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2018:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	18	(17)
Effect on postretirement benefit obligation	456	(417)

Plan Assets

Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 30, 2018 and September 24, 2017 is $3,266,000 and $4,372,000, respectively, which are included within the tables below.

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 30 2018	September 30 2018	September 24 2017

Equity securities	20	18	21
Debt securities	70	69	67
Hedge fund investment	10	13	12
Cash and cash equivalents	—	—	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 30, 2018 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	242	—	—
Domestic equity securities	820	2,589	—	—
International equity securities	—	681	780	—
Debt securities	—	19,185	—	—
Hedge fund investment	3,616	—	—	—

The fair value hierarchy of postretirement assets at September 24, 2017 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	—	—	—
Domestic equity securities	—	3,479	741	—
International equity securities	—	800	1,051	—
Debt securities	—	19,548	—	—
Hedge fund investment	3,343	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2018 or 2017.

Cash Flows

Based on our forecast at September 30, 2018, we do not expect to contribute to our postretirement plans in 2019.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2019	1,302	(108)	1,194
2020	1,276	(107)	1,169
2021	1,241	(106)	1,135
2022	1,198	(103)	1,095
2023	1,147	(99)	1,048
2024-2018	4,794	(408)	4,386

Postemployment Plan

Our postemployment benefit obligation, representing certain disability benefits, is $2,580,000 at September 30, 2018 and $2,943,000 at September 24, 2017.

7    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including costs related to stock based compensation and the defined contribution retirement plan, charged to continuing operations are $4,430,000 in 2018, $4,396,000 in 2017 and $4,616,000 in 2016.

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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2018	2017	Status	2018	2017	2016	Surcharge Imposed	Expiration Dates of CBAs

GCIU- Employer Retirement Fund 91-6024903/001	Red	Red	Implemented	107	123	138	No	3/20/2020

CWA/ITU Negotiated Pension Plan 13-6212879/001	Red	Red	Implemented	96	101	108	No	5/12/2019
								12/31/2018
								4/1/2019
District No. 9, International Association of Machinists and Aerospace Workers Pension Trust 43-0736847/001	Green	Green	N/A	29	31	31	N/A	8/01/2019

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

8     COMMON STOCK AND CLASS B COMMON STOCK

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 30, 2018, the fair value of the Warrants is $1,807,000.

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

9    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,857,000, $2,088,000 and $2,306,000, in 2018, 2017 and 2016, respectively.

At September 30, 2018, we have reserved 3,230,069 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders of which 2,130,019 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2018	2017	2016

Under option, beginning of year	1,271	1,698	1,871
Exercised	(131)	(339)	(74)
Canceled	(40)	(88)	(99)
Under option, end of year	1,100	1,271	1,698
Exercisable, end of year	1,100	1,271	1,692

Weighted average prices of stock options are as follows:

(Dollars)	2018	2017	2016

Exercised	1.42	1.53	1.17
Cancelled	2.49	14.02	8.78
Under option, end of year	1.88	1.86	2.42

A summary of stock options outstanding at September 30, 2018 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 2	461	3.6	1.14	461	1.14
2 - 3	639	1.6	2.42	639	2.42
	1,100	2.4	1.88	1,100	1.88

There is no unrecognized compensation expense for unvested stock options at September 30, 2018.

The aggregate intrinsic value of stock options outstanding at September 30, 2018 is $842,000.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2018	2017	2016

Outstanding, beginning of year	2,478	2,462	1,546
Granted	587	837	1,018
Vested	(936)	(751)	(63)
Forfeited	(70)	(70)	(39)
Outstanding, end of year	2,059	2,478	2,462

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2018	2017	2016

Outstanding, beginning of year	2.69	2.74	3.62
Granted	2.33	3.34	1.49
Vested	3.31	3.59	3.39
Forfeited	2.85	2.98	3.31
Outstanding, end of year	2.31	2.69	2.74

Total unrecognized compensation expense for unvested restricted Common Stock at September 30, 2018 is $1,933,000, which will be recognized over a weighted average period of 1.0 years.

In December 2018, we issued shares of 363,000 restricted Common Stock to employees. The grant date fair value was $2.18 per share. All restrictions with respect to these shares lapse in December 2021.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2018, 2017 or 2016.

10    INCOME TAXES

On December 22, 2017, the 2017 Tax Act was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. We reported a discrete adjustment from revaluing our deferred tax assets and liabilities which resulted in a provisional net decrease in income tax expense of $24,872,000 for the 13 weeks ended December 24, 2017.

The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related transitional impact. Apart from any future changes in interpretations, legislative action or changes in accounting standards, we have finalized and recorded the resulting adjustments as of September 30, 2018. The impact of the re-measurement did not change materially for the 53 weeks ended September 30, 2018.

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2018	2017	2016

Current:
Federal	275	394	1,241
State	875	819	379
Deferred	(17,378)	10,398	20,556
	(16,228)	11,611	22,176

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2018	2017	2016

Computed “expected” income tax expense (benefit)	24.7	35.0	35.0
State income tax expense (benefit), net of federal tax impact	2.6	2.3	3.8
Net income of associated companies taxed at dividend rates	(5.1)	(3.7)	(2.6)
Resolution of tax matters	(8.4)	2.2	3.2
Non-deductible expenses	2.9	1.5	1.0
Valuation allowance	9.9	2.6	(7.7)
Warrant valuation	0.2	(10.2)	5.0
Revaluation of deferred income taxes due to law charges	(79.1)	—	—
Other	(0.4)	(0.8)	0.4
	(52.7)	28.9	38.1

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 30 2018	September 24 2017

Deferred income tax liabilities:
Property and equipment	(16,506)	(28,422)
Identified intangible assets	(18,486)	(35,790)
Long-term debt	(11,074)	(16,993)
Investments	(6,472)	—
	(52,538)	(81,205)
Deferred income tax assets:
Investments	—	2,520
Accrued compensation	2,402	4,622
Allowance for doubtful accounts and losses on loans	910	1,487
Pension and postretirement benefits	2,305	4,593
Net operating loss carryforwards	41,663	37,997
Accrued expenses	424	601
Other	3,075	5,023
	50,779	56,843
Valuation allowance	(37,349)	(29,035)
Net deferred income tax liabilities	(39,108)	(53,397)

All deferred taxes are categorized as non-current.

A reconciliation of 2018 and 2017 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2018	2017

Balance, beginning of year	13,915	12,531
Increases (decreases) in tax positions for prior years	132	36
Increases in tax positions for the current year	2,567	2,150
Lapse in statute of limitations	(510)	(802)
Balance, end of year	16,104	13,915

Approximately $10,312,000 and $9,010,000 of the gross unrecognized tax benefit balances for 2018 and 2017 respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $12,779,000 at September 30, 2018. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $563,000 at September 30, 2018 and $367,000 at September 24, 2017. There were no amounts provided for penalties at September 30, 2018 or September 24, 2017.

No significant income tax audits are currently in progress and the Company has not received any notices of intent to audit. Certain of the Company's state income tax returns for the year ended September 30, 2012 are open for examination. The Federal and remaining state returns are open beginning with the September 29, 2015 year.

At September 30, 2018, we have state tax benefits of approximately $63,048,000 in net operating loss ("NOL") carryforwards, before adjusting for federal tax impacts of $13,239,000, or 21%, that expire between 2019 and 2038. These NOL carryforwards result in a deferred income tax asset of $49,809,000 at September 30, 2018, a portion of which is offset by a valuation allowance.

We reported a Federal NOL of approximately $17,850,000 as of year-end September 24, 2017. We expect to report taxable income in 2018 in excess of that NOL, so that no Federal NOL will be available in the fiscal year 2019.

11    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,318,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of September 30, 2018, the approximate fair value of the private equity investment is $9,118,000, which is a level 3 fair value measurement.

The fair value of floating rate debt, which consists of our 1st Lien Term Loan, is $6,299,060, based on an average of private market price quotations. Our fixed rate debt consists of $385,000,000 principal amount of the Notes and, $93,556,000 principal amount under the 2nd Lien Term Loan. At September 30, 2018, based on an average of private market price quotations, the fair values were $399,206,500 and $95,427,120 for the Notes and 2nd Lien Term Loan, respectively. These represent Level 2 fair value measurements.

As discussed more fully in Notes 4 and 8, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we will remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 30, 2018, September 24, 2017 and September 25, 2016 are $1,807,000, $1,580,000 and $11,760,000, respectively. In other, net in the Consolidated Statements of Income and Comprehensive Income, we recognized expense of $226,000 in 2018, income of $10,181,000 in 2017 and expense of $7,519,000 in 2016, for adjustments in the fair value of the Warrants.

The following assumptions were used to estimate the fair value of the Warrants:

	2018	2017	2016

Volatility (Percent)	31	37	63
Risk-free interest rate (Percent)	2.91	1.81	1.25
Expected term (Years)	3.5	4.5	5.5
Estimated fair value (Dollars)	0.30	0.26	1.96

12       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2018	2017	2016

Income attributable to Lee Enterprises, Incorporated:	45,766	27,481	34,961

Weighted average Common Stock	57,009	56,481	55,493
Less non-vested restricted Common Stock	(2,307)	(2,491)	(2,295)
Basic average Common Stock	54,702	53,990	53,198
Dilutive stock options and restricted Common Stock	1,246	1,402	1,026
Diluted average Common Stock	55,948	55,392	54,224
Earnings per common share:
Basic:	0.84	0.51	0.66
Diluted	0.82	0.50	0.64

For 2018, 2017 and 2016, we had 6,453,000, 7,206,000 and 7,577,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

13    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2018	2017	2016

Balance, beginning of year	4,796	4,327	4,194
Additions charged to expense	1,952	1,696	1,195
Deductions from reserves	(1,942)	(1,227)	(1,062)
Balance, end of year	4,806	4,796	4,327

14    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 30 2018	September 24 2017

Compensation	10,363	12,088
Retirement plans	2,673	3,374
Other	6,605	7,144
	19,641	22,606

Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2018	2017	2016

Interest	52,180	58,844	65,410
Debt financing and reorganization costs	437	373	422
Income tax payments, net	464	1,214	269

Accumulated other comprehensive income (loss), net of deferred income taxes at September 30, 2018 and September 24, 2017, is related to pension and postretirement benefits.

15    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2023 and thereafter are $4,131,000, $3,187,000, $2,763,000, $2,324,000, $2,102,000 and $5,976,000, respectively. In 2018, 2017, and 2016 total operating lease expense is $4,064,000, $3,866,000 and $3,792,000, respectively.

Capital Expenditures

At September 30, 2018, we had construction and equipment purchase commitments totaling approximately $680,000.

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

16    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2018

Operating revenue	143,786	127,805	132,618	139,746

Net income	35,327	2,533	4,750	4,438

Income attributable to Lee Enterprises, Incorporated	35,003	2,239	4,458	4,066

Earnings per common share:
Basic	0.64	0.04	0.08	0.07
Diluted	0.63	0.04	0.08	0.07

2017

Operating revenue	153,989	133,387	139,355	140,212

Net income	12,440	6,377	6,287	3,501

Income attributable to Lee Enterprises, Incorporated	12,173	6,128	5,995	3,185

Earnings (loss) per common share:
Basic	0.23	0.11	0.11	0.06
Diluted	0.22	0.11	0.11	0.06

Results of operations for the September quarter of 2018 include pre-tax non-cash impairment charges of $267,000.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 30, 2018 and September 24, 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for the 53-week period ended September 30, 2018 and each of the 52-week periods ended September 24, 2017 and September 25, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 24, 2017, and the results of its operations and its cash flows for the 53-week period ended September 30, 2018 and each of the 52-week periods ended September 24, 2017 and September 25, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2008.
/s/ KPMG LLP

Chicago, Illinois
December 14, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2018.

LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 14th day of December 2018.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Mary E. Junck	Executive Chairman and Director
Mary E. Junck

/s/ Brent Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Gregory P. Schermer	Director
Gregory P. Schermer

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Timothy R. Millage

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

4.2 *	Warrant Agreement dated as of March 31, 2014 between Lee Enterprises, Incorporated and Wells Fargo Bank, National Association (Exhibit 4.2 to Form 8-K filed on April 4, 2014)

4.3 *
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

10.16 *	Management Agreement dated as of June 26, 2018 between BH Media Group, Inc. and Lee Enterprises, Incorporated (Exhibit 10.1 to Form 8-K filed on June 26, 2018)

10.17 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.18*
Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.19*
Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.20*
Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.21*
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.22*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.23*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.24 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.25*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.26 +*	Form of Director Compensation Agreement of Lee Enterprises, Incorporated for non-employee director deferred compensation (Exhibit 10.7 to Form 10-K for the Fiscal Year Ended September 30, 2004)

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

Number	Description

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