Form 10-Q
period 2018-12-30
LEE ENTERPRISES, INC
filed 2019-02-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 30, 2018

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
Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “ large accelerated filer", "accelerated filer", "small reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]     No [X]

As of January 31, 2019 57,690,431 shares of Common Stock of the registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2019", "2018" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	December 30 2018	September 30 2018

ASSETS

Current assets:
Cash and cash equivalents	15,909	5,380
Accounts receivable and contract assets, net	51,037	43,711
Inventories	5,385	5,684
Other	4,233	4,567
Total current assets	76,564	59,342
Investments:
Associated companies	30,046	29,216
Other	11,034	10,958
Total investments	41,080	40,174
Property and equipment:
Land and improvements	17,250	17,432
Buildings and improvements	149,869	150,376
Equipment	273,284	276,332
Construction in process	2,079	1,710
	442,482	445,850
Less accumulated depreciation	352,839	353,522
Property and equipment, net	89,643	92,328
Goodwill	246,176	246,176
Other intangible assets, net	115,582	119,819
Medical plan assets, net	16,357	16,157
Other	1,457	1,415

Total assets	586,859	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	December 30 2018	September 30 2018

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	1,377	7,027
Accounts payable	12,087	12,747
Compensation and other accrued liabilities	15,550	19,641
Accrued interest	11,264	2,031
Income taxes payable	3,690	—
Unearned revenue	23,430	23,895
Total current liabilities	67,398	65,341
Long-term debt, net of current maturities	460,124	460,777
Pension obligations	25,713	26,745
Postretirement and postemployment benefit obligations	2,570	2,580
Deferred income taxes	39,271	39,108
Income taxes payable	6,964	6,559
Warrants and other	10,912	10,561
Total liabilities	612,952	611,671
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	577	572
December 30, 2018: 57,691 shares;
September 30, 2018: 57,141 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	253,443	253,511
Accumulated deficit	(269,330)	(279,691)
Accumulated other comprehensive loss	(11,868)	(11,746)
Total stockholders' deficit	(27,178)	(37,354)
Non-controlling interests	1,085	1,094
Total deficit	(26,093)	(36,260)
Total liabilities and deficit	586,859	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	December 30 2018	December 24 2017

Operating revenue:
Advertising and marketing services	75,962	84,661
Subscription	46,268	48,269
Other	13,971	10,856
Total operating revenue	136,201	143,786
Operating expenses:
Compensation	47,038	51,619
Newsprint and ink	6,339	5,838
Other operating expenses	49,743	50,357
Depreciation and amortization	7,529	8,053
Assets loss (gain) on sales, impairments and other, net	(100)	2
Restructuring costs and other	62	468
Total operating expenses	110,611	116,337
Equity in earnings of associated companies	2,129	2,383
Operating income	27,719	29,832
Non-operating income (expense):
Interest expense	(12,256)	(13,650)
Debt financing and administrative costs	(896)	(1,096)
Other, net	665	551
Total non-operating expense, net	(12,487)	(14,195)
Income before income taxes	15,232	15,637
Income tax expense (benefit)	4,513	(19,690)
Net income	10,719	35,327
Net income attributable to non-controlling interests	(358)	(324)
Income attributable to Lee Enterprises, Incorporated	10,361	35,003
Other comprehensive income, net of income taxes	(122)	27
Comprehensive income attributable to Lee Enterprises, Incorporated	10,239	35,030
Earnings per common share:
Basic:	0.19	0.64
Diluted:	0.18	0.63

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			13 Weeks Ended
	Amount		Shares
(Thousands of Dollars and Shares)	December 30 2018	December 24 2017	December 30 2018	December 24 2017

Common Stock:
Balance, beginning of quarter	572	567	57,141	56,712
Shares issued	5	4	550	357
Balance, end of quarter	577	571	57,691	57,069
Additional paid-in capital:
Balance, beginning of quarter	253,511	251,790
Stock compensation	385	519
Shares issued (redeemed)	(453)	(465)
Balance, end of quarter	253,443	251,844
Accumulated deficit:
Balance, beginning of quarter	(279,691)	(328,524)
Net income	10,719	35,327
Net income attributable to non-controlling interests	(358)	(324)
Balance, end of quarter	(269,330)	(293,521)
Accumulated other comprehensive income (loss):
Balance, beginning of quarter	(11,746)	(16,068)
Change in pension and postretirement benefits	(163)	36
Deferred income taxes, net	41	(9)
Balance, end of quarter	(11,868)	(16,041)
Total stockholders' deficit	(27,178)	(57,147)	57,691	57,069

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Cash provided by (required for) operating activities:
Net income	10,719	35,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,529	8,053
Stock compensation expense	464	519
Distributions greater (less) than earnings of MNI	51	(114)
Deferred income taxes	204	(20,345)
Debt financing and administrative costs	896	1,043
Pension contributions	(650)	—
Other, net	(468)	(281)
Changes in operating assets and liabilities:
Decrease in receivables	(7,479)	(7,189)
Decrease (increase) in inventories and other	318	(344)
Increase in accounts payable and other accrued liabilities	4,088	4,138
Decrease in pension and other postretirement and postemployment benefit obligations	(741)	(606)
Change in income taxes payable	4,287	546
Other, including warrants	189	431
Net cash provided by operating activities	19,407	21,178
Cash required for investing activities:
Purchases of property and equipment	(1,002)	(1,103)
Proceeds from sales of assets	585	13
Distributions greater (less) than earnings of TNI	(881)	48
Other, net	(97)	(14)
Net cash required for investing activities	(1,395)	(1,056)
Cash required for financing activities:
Payments on long-term debt	(7,027)	(16,432)
Debt financing costs paid	(8)	(4)
Common stock transactions, net	(448)	(461)
Net cash required for financing activities	(7,483)	(16,897)
Net increase in cash and cash equivalents	10,529	3,225
Cash and cash equivalents:
Beginning of period	5,380	10,621
End of period	15,909	13,846

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 30, 2018 and our results of operations, changes in stockholder's equity and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2018 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 30, 2018 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2019”, “2018” and the like refer to the fiscal years ended the last Sunday in September.

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

On June 26, 2018, in the Company's fourth fiscal quarter, we entered into an agreement with BH Media Group, Inc. ("BH Media") to manage Berkshire Hathaway's newspaper and digital operations in 30 markets, beginning July 2, 2018 (the "Management Agreement"). The Company operates BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

New accounting pronouncements

Between 2014 and 2017, the FASB issued several new standards which collectively comprise ASC Topic 606 “Revenue from Contracts with Customers”. Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” and is effective fiscal years beginning after December 15, 2017. Topic 606 provides a five-step model in determining when and how revenue is recognized and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Topic 606 also requires new disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted Topic 606 on October 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date. We have completed our assessment and have not identified any significant changes to our revenue recognition policies. We identified similar performance obligations under Topic 606 as compared with the deliverables and separate units of accounting previously identified under Topic 605. As a result, the timing and amount of our revenue recognition were not impacted and we did not make any adjustments under the modified retrospective adoption method.

We have also assessed the new accounting principles related to the deferral and amortization of contract acquisition costs and due to the short-term nature of such costs, we will utilize the practical expedient to continue to expense these costs as incurred.

See note 11 for more information on our revenues and the application of Topic 606.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. There was no change to the Consolidated Statement of Cash Flows as a result of the adoption of this standard for the quarter ended December 30, 2018. Specifically, distributions received from equity method investees continue to be presented on the Consolidated Statement of Cash Flows utilizing the cumulative earnings approach.

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented as non-operating income in other, net. This new standard was adopted for the quarter ended December 30, 2018 and has been retrospectively applied to the Statement of Operations for all comparative periods presented. We recorded benefits of $711,000 in other, net in non-operating income (expense) for the quarter ended December 30, 2018. We reclassified benefits of $708,000 from compensation to other, net in non-operating income (expense) for the quarter ended December 24, 2017.

In February 2018, FASB issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from what is commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). In the first quarter of fiscal year 2018, we remeasured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated income statements, and we reclassified a $3,067,000 net tax benefit from AOCI to retained earnings in our consolidated balance sheets. Adoption of the standard had no impact to our consolidated income statements or cash flows statements.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Operating revenue	12,164	13,230
Operating expenses	9,095	9,982
Operating income	3,069	3,248
Company's 50% share of operating income	1,535	1,624
Less amortization of intangible assets	105	105
Equity in earnings of TNI	1,430	1,519

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 30, 2018 and December 24, 2017 we received $549,000 and $1,567,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Operating revenue	14,826	16,065
Operating expenses, excluding restructuring costs, depreciation and amortization	12,663	12,932
Restructuring costs	30	64
Depreciation and amortization	280	279
Operating income	1,853	2,790
Net income	1,398	1,728
Equity in earnings of MNI	699	864

MNI makes quarterly distributions of its earnings and in the 13 weeks ended December 30, 2018 and December 24, 2017 we received dividends of $750,000 in both years.

3	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
(Thousands of Dollars)	December 30 2018

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,979)
Goodwill, beginning of period	246,176
Goodwill, end of period	246,176

Identified intangible assets consist of the following:

(Thousands of Dollars)	December 30 2018	September 30 2018

Nonamortized intangible assets:
Mastheads	21,883	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	692,982	692,886
Less accumulated amortization	599,283	594,950
	93,699	97,936
Other intangible assets, net	115,582	119,819

Annual amortization of intangible assets for the years ending December 2019 to December 2023 is estimated to be $16,069,000, $15,608,000, $13,706,000, $12,164,000 and $11,513,000, respectively.

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

In December 2018 we amended our 1st Lien Credit Facility to amend and extend our Revolving Facility (the "Amendment"). The Amendment, among other changes, extends the maturity of the revolving loan commitments of the 1st Lien Lenders for twelve months and reduces the revolver loan commitments from $40,000,000 to $27,200,000 with a further 15% reduction to the revolving loan commitments of the 1st Lien Term Lenders effective as of July 31, 2019.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	December 30 2018	September 30 2018	December 30 2018

Revolving Facility	—	—	6.1
1st Lien Term Loan	—	6,303	8.5
Notes	385,000	385,000	9.5
2nd Lien Term Loan	92,832	93,556	12.0
	477,832	484,859
Unamortized debt issue costs	(16,331)	(17,055)
Current maturities of long-term debt	1,377	7,027
Total long-term debt	460,124	460,777

Our weighted average cost of debt, excluding amortization of debt financing costs at December 30, 2018, is 10.0%.

At December 30, 2018, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $1,377,000 for the remainder of 2019, $0 in 2020, $0 in 2021, $385,000,000 in 2022 and $91,455,000 in 2023.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At December 30, 2018, the principal balance of the Notes totaled $385,000,000.

Interest

The Notes require payment of interest semiannually on March 15 and September 15 of each year, at a fixed annual rate of 9.5%.

Redemption

We may redeem some, or all, of the principal amount of the Notes at any time as follows:

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

1st Lien Credit Facility

The 1st Lien Credit Facility consists of the $250,000,000 1st Lien Term Loan that matures in March 31, 2019 and the $27,200,000 Revolving Facility that matures on December 28, 2019. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At December 30, 2018, after consideration of letters of credit, we have approximately $21,435,000 available for future use under the Revolving Facility. The 1st Lien Term Loan was paid in full in November 2018 and has no outstanding balance as of December 30, 2018.

Interest

Interest on the Revolving Facility, which has a principal balance of zero at December 30, 2018, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy leverage is below 3.25x before and after such payments. Lee Legacy leverage as defined is 4.1x at December 30, 2018. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $92,832,000 at December 30, 2018, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

Principal Payments

Excluding excess cash flow payments, there are no scheduled mandatory amortization payments required under the 2nd Lien Term Loan.

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

During the 13 weeks ended December 30, 2018, payments on the 2nd Lien Term Loan totaled $724,000. For the 13 weeks ended December 30, 2018, Pulitzer Excess Cash Flow totaled $1,377,000, which will be used to make a payment on the 2nd Lien Term Loan in February 2019, at par.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $724,000 in the 13 weeks ended December 30, 2018. Amortization of such costs is estimated to total $2,863,000 for the remainder of 2019, $3,958,000 in 2020, $4,116,000 in 2021, $4,286,000 in 2022, and $1,108,000 in 2023. At December 30, 2018, we have $16,331,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At December 30, 2018, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility, which expires on December 28, 2019. Including cash, our liquidity at December 30, 2018 totals $37,344,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

Excluding our Revolving Facility, which is undrawn as of December 30, 2018, final maturities of our debt range from March 2022 through December 2022. Our Revolving Facility expires December 28, 2019.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 30, 2018.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Service cost for benefits earned during the period	9	12
Interest cost on projected benefit obligation	1,641	1,438
Expected return on plan assets	(2,018)	(1,983)
Amortization of net loss	284	506
Amortization of prior service benefit	(25)	(34)
Pension benefit	(109)	(61)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Service cost for benefits earned during the period	—	—
Interest cost on projected benefit obligation	103	90
Expected return on plan assets	(270)	(270)
Amortization of net gain	(244)	(246)
Amortization of prior service benefit	(181)	(196)
Postretirement medical benefit	(592)	(622)

In the 13 weeks ended December 30, 2018, we adopted the new accounting standard to improve the presentation of pension and postretirement benefit expenses. As a result, the service cost for benefits earned during the period continue to be included as compensation in the Consolidated Statement of Income and Comprehensive income, while the other components of the pension benefit are recorded as non-operating income in other, net. Prior period amounts have been reclassified to conform to current period presentation.

In the 13 weeks ended December 30, 2018, we contributed $650,000 to our pension plans. Based on our forecast at December 30, 2018, we do not expect to make contributions to our pension trust during the remainder of 2019.

6	INCOME TAXES

We recorded income tax expense of $4,513,000 related to income before taxes of $15,232,000 for the 13 weeks ended December 30, 2018. For the 13 weeks ended December 24, 2017, we recorded $19,690,000 in income tax benefit related to income before taxes of $15,637,000. The effective income tax rate for the 13 weeks ended December 30, 2018 and December 24, 2017 was a 29.6% expense and 125.9% benefit, respectively. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 13 weeks ended December 24, 2017 was 33.1%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2012. See Note 10 for a discussion of our tax audits.

At September 25, 2018, we had approximately $63,048,000 of state net operating loss benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

7	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 30 2018	December 24 2017

Income attributable to Lee Enterprises, Incorporated:	10,361	35,003
Weighted average common shares	57,303	56,782
Less weighted average restricted Common Stock	(2,099)	(2,453)
Basic average common shares	55,204	54,329
Dilutive stock options and restricted Common Stock	1,497	1,483
Diluted average common shares	56,701	55,812
Earnings per common share:
Basic	0.19	0.64
Diluted	0.18	0.63

For the 13 weeks ended December 30, 2018, and December 24, 2017, 6,448,000 and 6,707,000 weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

8	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 30, 2018 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2018	1,100	1.88
Exercised	(8)	1.48
Cancelled	(69)	2.32
Outstanding, December 30, 2018	1,023	1.86	2.3	443

Exercisable, December 30, 2018	1,023	1.86	2.3	443

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 30, 2018:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2018	2,059	2.31
Vested	(728)	1.53
Granted	788	2.18
Cancelled	(24)	2.01
Outstanding, December 30, 2018	2,095	2.53

Total unrecognized compensation expense for unvested restricted Common Stock at December 30, 2018 is $3,224,000, which will be recognized over a weighted average period of 1.9 years.

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

The carrying amounts of cash equivalents, accounts receivable, contract assets and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of December 30, 2018, based on the most recent data available, the approximate fair value of the private equity investment is $9,118,000, which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $92,832,000 principal amount under the 2nd Lien Term Loan. At December 30, 2018, based on private market price quotations, the fair values were $390,293,750 and $91,903,892 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 4, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at September 2018 and December 2018 are $1,807,000 and $1,726,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

11	REVENUE

In the current quarter, we adopted the new revenue recognition accounting pronouncement related to revenue from contracts with customers, using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after October 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under the old guidance. We did not record any adjustments to beginning retained earnings at October 1, 2018 as a result of adopting the new guidance.

The following table presents our revenues disaggregated by source:

	13 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017

Subscription revenue	46,268	48,269
Advertising and marketing services revenues	75,962	84,661
TownNews and other digital services revenues	4,677	3,661
Other revenues	9,294	7,195
Total operating revenue	136,201	143,786

Recognition principles: Revenues are recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Advertising and marketing services revenues: Advertising and marketing services revenues include amounts charged to customers for retail or classified advertising space purchased in our newspapers, retail or classified advertisements placed on our digital platforms, and other print advertising products such as preprint inserts and direct mail. Advertising and marketing services revenues also include amounts charged to customers for digital marketing services which include: Audience extension, Search Engine Optimization ("SEO"), Search Engine Marketing ("SEM"), web and mobile production, social media services and reputation monitoring and management. The following define the timing of revenue recognition for each general revenue category:

•	Print advertising revenues are recognized at the point in time the associated publication has been delivered.

•	Digital advertising revenues are recognized at the point in time that impressions are delivered.

•	Digital marketing services revenues are recognized over the period of time which the service is performed.

Advertising and marketing services contract transaction prices consist of fixed consideration. We recognize revenue when control of the related performance obligation transfers to the customer.

Payments for advertising revenues are due upon completion of our performance obligations at previously agreed upon rates. In instances where the timing of revenue recognition differs from the timing of invoicing, such timing differences are not large. As a result, we have determined that our contracts do not include a significant financing component.

Subscription revenues: Subscription revenues include revenues for content delivered to consumers via print and digital products purchased by readers or distributors. Single copy revenues are also included in subscription revenues. Subscription revenues from single-copy and home delivery subscriptions are recognized at the point in time the publications are delivered. Digital subscription revenues are recognized over time as performance obligations are met via on-demand availability of online content made available to customers throughout the contract term. Payments for subscription revenues are typically collected in advance, are for contract periods of one year or less and result in an unearned revenue liability that is reduced when revenue is recognized.

Other revenues: Other revenues are primarily comprised of digital services, Management Agreement revenues, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through TownNews, are primarily comprised of contractual agreements to provide webhosting and content management services. As such, digital services revenues are recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis, with the exception of implementation fees which are recognized as deferred revenue and amortized over the contract period. Management Agreement revenues, consisting of fees collected from our Management Agreement, are recognized based on BH Media financial progress toward contractual performance goals related to certain financial benchmarks. BH Media provides historical and projected financial reports, which serve as the basis for our revenue recognition. Fixed Management Agreement revenues are recognized over time and paid quarterly and variable fees are paid annually. Variable fees are recognized when the fees are deemed earned and it is probable that substantially all of the consideration will be collected. Commercial printing and delivery revenues are recognized when the product is delivered to the customer.

Arrangements with multiple performance obligations: We have various advertising and subscription agreements which include both print and digital performance obligations. Revenues from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers.

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability under ASC 606. Unearned revenues were $23,430,000 as of December 30, 2018 and $23,895,000 as of September 30, 2018. Revenues recognized in the quarter that were included in the contract liability as of September 30, 2018 were $15,727,000.

Contract asset balances relate to our Management Agreement revenues and were $1,106,000 as of December 30, 2018 and $0 as of September 30, 2018 and consisted solely of the variable portion of the contract. These contract asset balances are included in accounts receivable and contract assets, net. There are no other contract assets recorded. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $55,139,000 and $48,517,000 as of December 30, 2018 and September 30, 2018, respectively. Allowance for doubtful accounts was $5,208,000 and $4,806,000 as of December 30, 2018 and September 30, 2018, respectively.

Practical expedients and exemptions: Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. Additionally, we do not disclose the value of unsatisfied performance obligations because the vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 30, 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2018 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

In this report, we present adjusted EBITDA, adjusted income (loss), adjusted earnings (loss) per common share (EPS), and cash costs, which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in our results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users' overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, income tax expense (benefit), depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company excluding the impact of changes in the valuation of the Warrants, which are non-cash transactions, and the impact of the 2017 Tax Act. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and diluted earnings (loss) per common share adjusted to exclude the impact of the valuation of the Warrants, the impact of the 2017 Tax Act, and the gain on insurance settlement.

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

The subtotals of operating expenses representing cash costs can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended December 30, 2018".

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		52 Weeks Ended
(Thousands of Dollars)	December 30 2018	December 24 2017	December 30 2018
Net Income	10,719	35,327	19,609
Adjusted to exclude
Income tax expense (benefit)	4,513	(19,690)	7,975
Non-operating expenses, net	12,487	14,195	55,995
Equity in earnings of TNI and MNI	(2,129)	(2,383)	(8,995)
Loss (gain) on sale of assets and other, net	(100)	2	6,327
Depreciation and amortization	7,529	8,053	31,242
Restructuring costs	62	468	5,144
Stock compensation	463	519	1,801
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,601	3,159	9,325
Adjusted EBITDA	36,145	39,650	128,423

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued a new standard which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The modifications remove disclosures, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. We are currently in the process of evaluating the impact of this guidance on our Consolidated Financial Statements.

In August 2018, the FASB a new standard which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of evaluating the impact of this guidance on our Consolidated Financial Statements.

In July 2018, the FASB issued a new standard which provides for an optional transition method that allows issuers to initially apply the new lease standard to all leases that exist as of the adoption date, with the cumulative effect of initially applying the new lease standard recognized as an adjustment to retained earnings as of the adoption date. We intend to adopt the optional transition approach in fiscal year 2020. To date we have made progress in our assessment of the new lease standard. We are currently compiling an inventory of leases, evaluating the provisions of the updated guidance and assessing the impact on our Consolidated Financial Statements.

In February 2016, the FASB issued a new standard for the accounting treatment of leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees have the option to use a modified retrospective transition approach, which includes a number of practical expedients. We are currently in the process of evaluating the impact of this guidance on our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•Intangible assets, other than goodwill;
•Pension, postretirement and postemployment benefit plans; and
•Income taxes.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 49 principally mid-sized local media operations and manage 30 additional local media operations through the Management Agreement with BH Media.

We reach 79% of all adults in our larger markets through a combination of our print and digital content offerings.

•
Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 29.0 million unique visitors each month with a monthly average of 289.0 million page views. Page views per session, one metric we use to monitor engagement, increased 12.9% in 2018.

•	Our printed newspapers reach more than 0.7 million households daily and more than 1.1 million on Sunday, with estimated readership totaling three million.

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

We also operate TownNews, through our 82.5% owned subsidiary INN Partners, L.C. ("TownNews"). TownNews provides state-of-the-art web hosting, content management services and video management services to 1,700 other media organizations including broadcast.

On June 26, 2018, in the Company's fourth fiscal quarter, we entered into the Management Agreement to manage Berkshire Hathaway's newspaper and digital operations in 30 markets, beginning July 2, 2018. The Company operates BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

As of December 30, 2018, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at December 30, 2018;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $0 is outstanding at December 30, 2018; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $92,832,000 is outstanding at December 30, 2018.

In December 2018 we amended our 1st Lien Credit Facility to amend and extend our Revolving Facility (the "Amendment"). The Amendment, among other changes, extends the maturity of the revolving loan commitments of the 1st Lien Lenders for twelve months, reduces the revolver loan commitments from $40,000,000 to $27,200,000 with a further 15% reduction to the revolving loan commitments of the 1st Lien Term Lenders effective as of July 31, 2019.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 30, 2018, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility, which expires December 28, 2019. Including cash, our liquidity at December 30, 2018 totals $37,344,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $128,423,000 for the trailing twelve months ended December 30, 2018, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At December 30, 2018, the principal amount of our outstanding debt totaled $477,832,000. The December 30, 2018 principal amount of our debt, net of cash, is 3.6 times our trailing twelve months adjusted EBITDA.

Excluding our Revolving Facility which is undrawn as of December 30, 2018, final maturities of our debt range from March 2022 through December 2022. Our Revolving Facility expires December 28, 2019.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 30, 2018.

13 WEEKS ENDED DECEMBER 30, 2018

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	December 30 2018	December 24 2017	Percent Change
Advertising and marketing services revenue	75,962	84,661	(10.3)
Subscription	46,268	48,269	(4.1)
Other	13,971	10,856	28.7
Total operating revenue	136,201	143,786	(5.3)
Operating expenses:
Compensation	47,038	51,619	(8.9)
Newsprint and ink	6,339	5,838	8.6
Other operating expenses	49,743	50,357	(1.2)
Cash costs	103,120	107,814	(4.4)
Total operating revenue less cash costs	33,081	35,972	(8.0)
Depreciation and amortization	7,529	8,053	(6.5)
Assets loss (gain) on sales, impairments and other	(100)	2	NM
Restructuring costs and other	62	468	(86.8)
Operating expenses	110,611	116,337	(4.9)
Equity in earnings of associated companies	2,129	2,383	(10.7)
Operating income	27,719	29,832	(7.1)
Non-operating income (expense):
Interest expense	(12,256)	(13,650)	(10.2)
Debt financing and administrative cost	(896)	(1,096)	(18.2)
Other, net	665	551	20.7
Non-operating expenses, net	(12,487)	(14,195)	(12.0)
Income before income taxes	15,232	15,637	(2.6)
Income tax expense (benefit)	4,513	(19,690)	NM
Net income	10,719	35,327	(69.7)
Net income attributable to non-controlling interests	(358)	(324)	10.5
Income attributable to Lee Enterprises, Incorporated	10,361	35,003	(70.4)
Other comprehensive income (loss), net of income taxes	(122)	27	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	10,239	35,030	(70.8)
Earnings per common share:
Basic	0.19	0.64	(70.3)
Diluted	0.18	0.63	(71.4)

References to the "2019 Quarter" refer to the 13 weeks ended December 30, 2018. Similarly, references to the "2018 Quarter" refer to the 13 weeks ended December 24, 2017.

Operating Revenue

In the 2019 Quarter, advertising and marketing services revenue decreased $8,698,000, or 10.3%, compared to the 2018 Quarter. The decrease in advertising and marketing services revenue is due to softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds.

Digital advertising increased 8.0% to $25,494,000 in the 2019 Quarter and represents 33.6% of total advertising and marketing services revenue. Digital retail advertising, which represents 63.3% of total digital advertising, increased 10.1%, partially offsetting print declines.

Subscription revenue decreased $2,001,000, or 4.1%, in the 2019 Quarter. Strategic pricing programs and premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2019 Quarter. Sunday circulation totaled 1.1 million.

Other revenue, which consists of digital services, Management Agreement revenues, commercial printing, revenue from delivery of third party products and the sale of books, increased 28.7% in the 2019 Quarter. The increase was due to revenue at TownNews as well as management fees under the Management Agreement with BH Media.

Excluding intercompany activity, revenue at TownNews increased 25.5% in the 2019 Quarter, due to an increase in customers, including broadcast, and monetizing digital audience with programmatic digital advertising revenue. On a stand alone basis, revenue at TownNews totaled $19,797,000 over the last twelve months.

In the 2019 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 29.0 million unique visitors, with 289.0 million page views, a 17.3% increase in page views compared to the 2018 Quarter. Increased audience engagement is driving a higher number pages viewed per user session in the 2019 Quarter. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Equity in earnings of TNI and MNI decreased $254,000 in the 2019 Quarter.

Operating Expenses

Operating expenses for the 2019 Quarter decreased 4.9%. Cash costs decreased 4.4% compared to the prior year quarter.

Compensation expense decreased $4,581,000, or 8.9%, driven by a 13.9% decline in average full-time equivalent employees. Outsourcing certain functions and continued business transformation affected the number of full-time equivalents in the 2019 Quarter.

Newsprint and ink costs increased $501,000, or 8.6%, due to significant increases in newsprint prices partially offset by a 10.8% reduction in newsprint volume from unit declines. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2019 Quarter decreased $614,000, or 1.2%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

Depreciation expense decreased $562,000, or 15.0%, and amortization expense increased $38,000, or 0.9%, in the 2019 Quarter.

Assets loss (gain) on sales, impairments and other, was a net gain of $100,000 in the 2019 Quarter compared to a net loss of $2,000 in the 2018 Quarter.

Restructuring costs totaled $62,000 and $468,000 in the 2019 Quarter and 2018 Quarter, respectively. The majority or restructuring costs relate to severance.

Results of Operations

The factors noted above resulted in operating income of $27,719,000 in the 2019 Quarter compared to $29,832,000 in the 2018 Quarter.

Non-operating Income and Expense

Interest expense decreased $1,394,000, or 10.2%, to $12,256,000 in the 2019 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 10.0% at the end of the 2019 Quarter compared to 9.9% at the end of the 2018 Quarter, as the majority of our debt repayments were made on our lowest cost debt.

We recognized $896,000 of debt financing and administrative costs in the 2019 Quarter compared to $1,096,000 in the 2018 Quarter. The majority of the costs represent amortization of refinancing costs paid in 2014.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants.

We recorded $711,000 of other periodic pension benefits in the 2019 Quarter and $708,000 in the 2018 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $80,000 in the 2019 Quarter and non-operating expense of $431,000 in the 2018 Quarter, related to the changes in the value of the Warrants.

Overall Results

On December 22, 2017, the 2017 Tax Act was signed into law. Among other provisions, the 2017 Tax Act reduced the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21% in the 2018 Quarter. We reported a discrete adjustment from revaluing our deferred tax assets and liabilities resulting in a net decrease in income tax expense of $24,872,000 in the 2018 Quarter.

We recorded an income tax expense of $4,513,000, or 29.6%, of pretax income in the 2019 Quarter. For the 13 weeks ended December 24,2017, we recognized a $19,690,000 income tax benefit. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 13 weeks ended December 24, 2017 was 33.1%.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the fair value adjustments of our Warrants and the impact from 2017 Tax Act on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
	December 30 2018		December 24 2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	10,361	0.18	35,003	0.63
Adjustments (tax affected):
Warrants fair value adjustment	(80)	—	431	0.01
Income tax effect of 2017 Tax Act	—		(24,872)	(0.45)
Income attributable to Lee Enterprises, Incorporated, as adjusted	10,281	0.18	10,562	0.19

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $19,407,000 in the 2019 Quarter and $21,178,000 in the 2018 Quarter. Net income for the 2019 Quarter totaled $10,719,000 compared to $35,327,000 in the 2018 Quarter. The decrease in cash provided by operating activities in the 2019 Quarter is mainly attributed to year-over-year changes in operating income.

Investing Activities

Cash required for investing activities totaled $1,395,000 in the 2019 Quarter compared to $1,056,000 in the 2018 Quarter. Capital spending totaled $1,002,000 in the 2019 Quarter compared to $1,103,000 in the 2018 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $11,000,000 in 2019, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $7,483,000 in the 2019 Quarter and $16,897,000 in the 2018 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2019 Quarter and the 2018 Quarter.

Liquidity

At December 30, 2018, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility. Including cash and availability under our Revolving Facility, our liquidity at December 30, 2018 totals $37,344,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

Our Revolving Facility expires December 28, 2019.

At December 30, 2018, the principal amount of our outstanding debt totals $477,832,000. The December 30, 2018 principal amount of debt, net of cash, is 3.6 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 30, 2018.

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

The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related transitional impact. Apart from any future changes in interpretations, legislative action or changes in accounting standards, we finalized and recorded the resulting adjustments as of September 30, 2018.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At December 30, 2018, we had no floating rate debt outstanding. We have no interest rate hedging instruments in place.

COMMODITIES

Newsprint prices increased in the 2019 Quarter as a result of tightening supply versus demand for newsprint as well as a general reduction in newsprint production capacity as Canadian producers shifted production to the United States. A portion of the price increases were offset by reduced consumption of newsprint by the Company.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to current supply chain tightness and paper production availability.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $400,000 based on anticipated consumption in 2019, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our debt consists of $385,000,000 principal amount of the Notes and $92,832,000 principal amount under the 2nd Lien Term Loan, which are subject to fixed interest rates. At December 30, 2018, based on an average of private market price quotations, the fair values were $390,293,750 and $91,903,892 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 8, 2019
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)