Form 10-Q
period 2019-03-31
LEE ENTERPRISES, INC
filed 2019-05-10
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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
Yes [  ]     No [X]

As of April 30, 2019 57,722,693 shares of Common Stock of the Registrant were outstanding.

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
•Interest rates;
•Labor costs;
•Significant cyber security breaches of failure of our information technology systems;
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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	March 31 2019	September 30 2018

ASSETS

Current assets:
Cash and cash equivalents	16,665	5,380
Accounts receivable and contract assets, net	43,677	43,711
Inventories	4,068	5,684
Other	4,240	4,567
Total current assets	68,650	59,342
Investments:
Associated companies	29,056	29,216
Other	10,827	10,958
Total investments	39,883	40,174
Property and equipment:
Land and improvements	17,224	17,432
Buildings and improvements	149,802	150,376
Equipment	270,960	276,332
Construction in process	2,255	1,710
	440,241	445,850
Less accumulated depreciation	352,304	353,522
Property and equipment, net	87,937	92,328
Goodwill	250,162	246,176
Other intangible assets, net	115,005	119,819
Medical plan assets, net	16,277	16,157
Other	1,520	1,415
Total assets	579,434	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	March 31 2019	September 30 2018

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	7,318	7,027
Accounts payable	13,661	12,747
Compensation and other accrued liabilities	17,198	19,641
Accrued interest	2,224	2,031
Unearned revenue	25,325	23,895
Total current liabilities	65,726	65,341
Long-term debt, net of current maturities	453,608	460,777
Pension obligations	25,332	26,745
Postretirement and postemployment benefit obligations	2,608	2,580
Deferred income taxes	39,216	39,108
Income taxes payable	7,112	6,559
Warrants and other	13,751	10,561
Total liabilities	607,353	611,671
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	577	572
March 31, 2019: 57,730 shares;
September 30, 2018: 57,141 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	254,185	253,511
Accumulated deficit	(272,008)	(279,691)
Accumulated other comprehensive loss	(11,990)	(11,746)
Total stockholders' deficit	(29,236)	(37,354)
Non-controlling interests	1,317	1,094
Total deficit	(27,919)	(36,260)
Total liabilities and deficit	579,434	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Operating revenue:
Advertising and marketing services	62,934	71,553	138,897	156,213
Subscription	45,076	45,972	91,345	94,241
Other	14,694	10,280	28,663	21,136
Total operating revenue	122,704	127,805	258,905	271,590
Operating expenses:
Compensation	47,785	49,363	94,824	100,980
Newsprint and ink	5,825	5,640	12,164	11,478
Other operating expenses	48,016	49,315	97,758	99,671
Depreciation and amortization	7,386	8,016	14,916	16,068
Assets loss (gain) on sales, impairments and other, net	83	(1,300)	(17)	(1,297)
Restructuring costs and other	2,759	1,816	2,820	2,284
Total operating expenses	111,854	112,850	222,465	229,184
Equity in earnings of associated companies	1,717	1,608	3,846	3,991
Operating income	12,567	16,563	40,286	46,397
Non-operating income (expense):
Interest expense	(12,140)	(13,274)	(24,397)	(26,924)
Debt financing and administrative costs	(962)	(1,217)	(1,858)	(2,313)
Other, net	(1,636)	1,388	(969)	1,937
Total non-operating expense, net	(14,738)	(13,103)	(27,224)	(27,300)
Income (loss) before income taxes	(2,171)	3,460	13,062	19,097
Income tax expense (benefit)	156	927	4,670	(18,763)
Net income (loss)	(2,327)	2,533	8,392	37,860
Net income attributable to non-controlling interests	(351)	(294)	(709)	(618)
Income (loss) attributable to Lee Enterprises, Incorporated	(2,678)	2,239	7,683	37,242
Other comprehensive loss, net of income taxes	(122)	(36)	(244)	(9)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(2,800)	2,203	7,439	37,233
Earnings per common share:
Basic:	(0.05)	0.04	0.14	0.68
Diluted:	(0.05)	0.04	0.14	0.67

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	AOCL	Total

October 1, 2018	(279,691)	572	253,511	(11,746)	(37,354)
Shares issued (redeemed)	—	5	(453)	—	(448)
Income attributable to Lee Enterprises, Incorporated	10,361	—	—	—	10,361
Stock compensation	—	—	385	—	385
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
December 30, 2018	(269,330)	577	253,443	(11,868)	(27,178)
Shares issued (redeemed)	—	—	317	—	317
Income attributable to Lee Enterprises, Incorporated	(2,678)	—	—	—	(2,678)
Stock compensation	—	—	425	—	425
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
March 31,2019	(272,008)	577	254,185	(11,990)	(29,236)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	AOCL	Total

September 25, 2017	(328,524)	567	251,790	(16,068)	(92,235)
Shares issued (redeemed)	—	4	(465)	—	(461)
Income attributable to Lee Enterprises, Incorporated	35,003	—	—	—	35,003
Stock compensation	—	—	519	—	519
Other comprehensive income	—	—	—	36	36
Deferred income taxes, net	—	—	—	(9)	(9)
December 24, 2017	(293,521)	571	251,844	(16,041)	(57,147)
Shares issued (redeemed)	—	(1)	19	—	18
Income attributable to Lee Enterprises, Incorporated	2,239	—	—	—	2,239
Stock compensation	—	—	439	—	439
Other comprehensive income	—	—	—	(71)	(71)
Deferred income taxes, net	—	—	—	35	35
March 25, 2018	(291,282)	570	252,302	(16,077)	(54,487)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018

Cash provided by (required for) operating activities:
Net income	8,392	37,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,916	16,068
Curtailment gains	—	(2,031)
Stock compensation expense	810	1,016
Distributions greater than earnings of MNI	303	672
Deferred income taxes	190	(19,557)
Debt financing and administrative costs	1,858	2,313
Pension contributions	(650)	—
Other, net	(505)	169
Changes in operating assets and liabilities:
Decrease in receivables and contract assets	660	4,758
Decrease (increase) in inventories and other	2,039	(468)
Decrease in accounts payable and other accrued liabilities	(3,051)	(4,367)
Decrease in pension and other postretirement and postemployment benefit obligations	(663)	(1,575)
Change in income taxes payable	545	510
Other, including warrants	2,989	(253)
Net cash provided by operating activities	27,833	35,115
Cash provided by (required for) investing activities:
Purchases of property and equipment	(2,459)	(2,452)
Proceeds from sales of assets	770	1,989
Acquisitions	(5,708)	(250)
Distributions greater (less) than earnings of TNI	(143)	535
Other, net	2	(745)
Net cash required for investing activities	(7,538)	(923)
Cash required for financing activities:
Payments on long-term debt	(8,404)	(32,064)
Debt financing costs paid	(259)	(5)
Common stock transactions, net	(347)	(443)
Net cash required for financing activities	(9,010)	(32,512)
Net increase in cash and cash equivalents	11,285	1,680
Cash and cash equivalents:
Beginning of period	5,380	10,621
End of period	16,665	12,301

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2019 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2018 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 26 weeks ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2019”, “2018” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 82.5% interest in INN Partners, L.C. ("TownNews.com"), 50% interest in TNI Partners (“TNI”) and 50% interest in Madison Newspapers, Inc. (“MNI”).

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.
On June 26, 2018, we entered into an agreement with BH Media Group, Inc. ("BH Media") to manage Berkshire Hathaway's newspaper and digital operations in 30 markets (the "Management Agreement"). The Company operates BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Company is paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

New accounting pronouncements

Between 2014 and 2017, the FASB issued several new standards related to revenue recognition ("the New Revenue Standard"). The New Revenue Standard supersedes existing revenue recognition requirements and is effective in fiscal years beginning after December 15, 2017. The New Revenue Standard provides a five-step model in determining when and how revenue is recognized and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The New Revenue Standard also requires new disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the New Revenue Standard on October 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of that date. We completed our assessment and did not identify any significant changes to our revenue recognition policies. We identified similar performance obligations under the New Revenue Standard as compared with the deliverables and separate units of accounting previously identified under existing guidance. As a result, the timing and amount of our revenue recognition were not impacted and we did not make any adjustments under the modified retrospective adoption method.

We have also assessed the new accounting principles related to the deferral and amortization of contract acquisition costs and due to the short-term nature of such costs, we will utilize the practical expedient to continue to expense these costs as incurred.

See Note 2 for more information on our revenues and the application of the New Revenue Standard.

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

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented as non-operating income in other, net. This new standard was adopted for the quarter ended December 30, 2018 and has been retrospectively applied to the Statement of Operations for all comparative periods presented. We recorded benefits of $711,000 and $1,422,000 in other, net in non-operating income (expense) for the 13 and the 26 weeks ended March 31, 2019, respectively. We reclassified benefits of $708,000 and $1,416,000 from compensation to other, net in non-operating income (expense) for the 13 weeks and the 26 weeks ended March 25, 2018, respectively.

In February 2018, FASB issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from what is commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). In the first quarter of fiscal year 2018, we remeasured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated operations statements, and we reclassified a $3,067,000 net tax benefit from AOCI to retained earnings in our consolidated balance sheets. Adoption of the standard had no impact to our consolidated operations statements or cash flows statements.

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

2	REVENUE

On October 1, 2018, we adopted the new revenue recognition accounting pronouncement, using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after October 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under the old guidance. We did not record any adjustments to beginning retained earnings at October 1, 2018 as a result of adopting the new guidance.

The following table presents our revenues disaggregated by source:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Advertising and marketing services revenues	62,934	71,553	138,897	156,213
Subscription Revenues	45,076	45,972	91,345	94,241
TownNews and other digital services revenues	4,744	3,815	9,421	7,476
Other revenues	9,950	6,465	19,242	13,660
Total operating revenue	122,704	127,805	258,905	271,590

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

Other revenues: Other revenues are primarily comprised of digital services, Management Agreement revenues, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through TownNews, are primarily comprised of contractual agreements to provide webhosting and content management services. As such, digital services revenues are recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis, with the exception of implementation fees which are recognized as deferred revenue and amortized over the contract period. Management Agreement revenues, consisting of fees collected from our Management Agreement, are recognized based on BH Media's financial progress toward contractual performance goals related to certain financial benchmarks. BH Media provides historical and projected financial reports, which serve as the basis for our revenue recognition. Fixed Management Agreement revenues are recognized over time and paid quarterly and variable fees are paid annually. Variable fees are recognized when the fees are deemed earned and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Commercial printing and delivery revenues are recognized when the product is delivered to the customer.

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

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenues were $25,325,000 as of March 31, 2019 and $23,895,000 as of September 30, 2018. Revenues recognized in the 13 weeks and the 26 weeks ended March 31, 2019 that were included in the contract liability as of September 30, 2018 were $4,784,000 and $20,511,000, respectively.

Contract asset balances relate to our Management Agreement revenues and were $3,461,000 as of March 31, 2019 and $0 as of September 30, 2018 and consisted solely of the variable portion of the contract. These contract asset balances are included in accounts receivable and contract assets, net. There are no other contract assets recorded. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $45,689,000 and $48,517,000 as of March 31, 2019 and September 30, 2018, respectively. Allowance for doubtful accounts was $5,473,000 and $4,806,000 as of March 31, 2019 and September 30, 2018, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Operating revenue	11,480	11,851	23,644	25,081
Operating expenses	8,832	9,354	17,928	19,338
Operating income	2,648	2,497	5,716	5,743
Company's 50% share of operating income	1,323	1,248	2,858	2,872
Less amortization of intangible assets	105	104	209	209
Equity in earnings of TNI	1,218	1,144	2,649	2,663

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 31, 2019 and March 25, 2018 we received $1,957,000 and $1,631,000 in distributions, respectively. In the 26 weeks ended March 31, 2019 and March 25, 2018 we received $2,506,000 and $3,198,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Operating revenue	13,092	13,838	27,918	29,903
Operating expenses, excluding restructuring costs, depreciation and amortization	11,579	12,016	24,272	24,948
Restructuring costs	38	146	68	210
Depreciation and amortization	280	280	559	558
Operating income	1,195	1,396	3,019	4,187
Net income	996	928	2,394	2,656
Equity in earnings of MNI	499	464	1,197	1,328

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 31, 2019 and March 25, 2018 we received dividends of $750,000 and $1,250,000, respectively. In the 26 weeks ended March 31, 2019 and March 25, 2018 we received dividends of $1,500,000 and $2,000,000, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
(Thousands of Dollars)	March 31 2019

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,979)
Goodwill, beginning of period	246,176
Goodwill acquired in business combinations	3,986
Goodwill, end of period	250,162

Identified intangible assets consist of the following:

(Thousands of Dollars)	March 31 2019	September 30 2018

Nonamortized intangible assets:
Mastheads	21,883	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	696,632	692,886
Less accumulated amortization	603,510	594,950
	93,122	97,936
Other intangible assets, net	115,005	119,819

In January 2019, we purchased the businesses of Kenosha News and Lake Geneva Regional News. In February 2019, TownNews purchased the content management system ("CMS") business from GTxcel. Both transactions were funded with cash on the balance sheet. As part of initial estimates,$3,986,000 was recorded in goodwill and $3,650,000 was recorded in other intangible assets, net. The $3,650,000 of other intangible assets, net relate to acquired customer lists, which will be amortized over a 10 year period. These initial estimates will be reviewed in subsequent quarters as more information becomes available.

Annual amortization of intangible assets for the years ending March 2020 to March 2024 is estimated to be $16,192,000, $15,929,000, $13,289,000, $12,384,000 and $11,704,000, respectively.

5	DEBT

On March 31, 2014, we completed a comprehensive refinancing of our debt (the "2014 Refinancing"), which included the following:

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

In November 2018, we repaid, in full, the remaining balance of the 1st Lien Term Loan.

In December 2018, we amended our 1st Lien Credit Facility to amend and extend our Revolving Facility (the "Amendment"). The Amendment, among other changes, extends the maturity of the revolving loan commitments of the 1st Lien Lenders for twelve months and reduces the revolver loan commitments from $40,000,000 to $27,200,000 with a further 15% reduction to the revolving loan commitments of the 1st Lien Term Lenders effective as of July 31, 2019.

Debt is summarized as follows:

			Interest Rates (%)
(Thousands of Dollars)	March 31 2019	September 30 2018	March 31 2019

Revolving Facility	—	—	6.1
1st Lien Term Loan	—	6,303	8.5
Notes	385,000	385,000	9.5
2nd Lien Term Loan	91,455	93,556	12.0
	476,455	484,859
Unamortized debt issue costs	(15,529)	(17,055)
Current maturities of long-term debt	7,318	7,027
Total long-term debt	453,608	460,777

Our weighted average cost of debt, excluding amortization of debt financing costs at March 31, 2019, is 10.0%.

At March 31, 2019, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $7,318,000 for the remainder of 2019, $0 in 2020, $0 in 2021, $385,000,000 in 2022 and $84,137,000 in 2023.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022.
At March 31, 2019, the principal balance of the Notes totaled $385,000,000.

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

1st Lien Credit Facility

The 1st Lien Term Loan was paid in full in November 2018 and has no outstanding balance as of March 31, 2019.

The 1st Lien Credit Facility consists of the $27,000,000 Revolving Facility that matures on December 28, 2019. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility.

The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At March 31, 2019, after consideration of letters of credit, we have approximately $21,435,000 available for future use under the Revolving Facility.

Interest

Interest on the Revolving Facility, which is undrawn at March 31, 2019, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy Leverage is below 3.25x before and after such payments. Lee Legacy Leverage as defined is 4.28x at March 31, 2019. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $91,455,000 at March 31, 2019, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Pulitzer Excess Cash Flow is used to prepay the 2nd Lien Term Loan, at par, and is required to be paid 45 days after the end of the quarter.

Payments will also be made on the 2nd Lien Term Loan, at par, with proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested subject to certain other conditions.

During the 13 and 26 weeks ended March 31, 2019, payments on the 2nd Lien Term Loan totaled $1,377,000 and $2,101,000, respectively. For the 13 weeks ended March 31, 2019, Pulitzer Excess Cash Flow totaled $7,318,000, which will be used to make a payment on the 2nd Lien Term Loan in May 2019, at par.

Beginning March 31, 2019, voluntary payments under the 2nd Lien Term Loan are no longer subject to call premiums and are payable at par. The Indenture includes certain restrictions on voluntary payments on the 2nd Lien Term Loan.

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
In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.4% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 10.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,525,000 in the 26 weeks ended March 31, 2019. Amortization of such costs is estimated to total $1,933,000 for the remainder of 2019, $3,989,000 in 2020, $4,154,000 in 2021, $4,332,000 in 2022, and $1,121,000 in 2023. At March 31, 2019, we have $15,529,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At March 31, 2019, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility, which expires on December 28, 2019. Including cash, our liquidity at March 31, 2019 totals $38,100,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

Excluding our Revolving Facility, which is undrawn as of March 2019, final maturities of our debt range from March 2022 through December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 31, 2019.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Service cost for benefits earned during the period	9	12	18	24
Interest cost on projected benefit obligation	1,641	1,438	3,282	2,876
Expected return on plan assets	(2,018)	(1,983)	(4,036)	(3,966)
Amortization of net loss	284	506	568	1,012
Amortization of prior service benefit	(25)	(34)	(50)	(68)
Pension benefit	(109)	(61)	(218)	(122)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

Interest cost on projected benefit obligation	103	90	206	181
Expected return on plan assets	(270)	(270)	(540)	(540)
Amortization of net gain	(244)	(246)	(488)	(492)
Amortization of prior service benefit	(181)	(196)	(362)	(392)
Curtailment gains	—	(2,031)	—	(2,031)
Postretirement medical benefit	(592)	(2,653)	(1,184)	(3,274)

At the beginning of fiscal year 2019, we adopted the new accounting standard to improve the presentation of pension and postretirement benefit expenses. As a result, the service cost for benefits earned during the period continue to be included as compensation in the Consolidated Statement of Income and Comprehensive income, while the other components of the pension benefit are recorded as non-operating income in other, net. Prior period amounts have been reclassified to conform to current period presentation.

In the 26 weeks ended March 31, 2019 we contributed $650,000 to our pension plans. Based on our forecast at March 31, 2019, we do not expect to make contributions to our pension trust during the remainder of fiscal 2019.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan and in December 2017 the plan was terminated. These changes resulted in a non-cash curtailment gain of $2,031,000 in the second quarter ended March 25, 2018. Curtailment gains are recorded in loss (gain) on sales of assets and other, net in the Consolidated Statements of Operations and Comprehensive income.

In the second quarter of 2019, we incurred an estimated partial liability for the CWA/ITU multi-employer plan, in the amount of $500,000, which is included in restructuring costs and other.

7	INCOME TAXES

We recorded income tax expense of $156,000 related to loss before taxes of $2,171,000 for the 13 weeks ended March 31, 2019, and income tax expenses of $4,670,000 related to income before taxes of $13,062,000 for the 26 weeks ended March 31, 2019. Including the transactional impact of revaluing tax assets and liabilities, we recorded income tax expense of $927,000 related to income of $3,460,000 for the 13 weeks ended March 25, 2018 and, including the transactional impact of revaluing tax assets and liabilities, we recorded income tax benefit of $18,763,000 related to income of $19,097,000 for the 26 weeks ended March 25, 2018.

The effective income tax rate for the 13 and 26 weeks ended March 31, 2019 was negative 7.2% and a 35.8%, respectively. The effective income tax rate for the 13 and 26 weeks ended March 25, 2018 was 26.8% expense and negative 98.3%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2012. See Note 11 for a discussion of our tax audits.

At September 25, 2018, we had approximately $63,048,000 of state net operating loss tax benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 31 2019	March 25 2018	March 31 2019	March 25 2018

(Loss) Income attributable to Lee Enterprises, Incorporated:	(2,678)	2,239	7,683	37,242
Weighted average common shares	57,703	57,070	57,501	56,924
Less weighted average restricted Common Stock	(2,095)	(2,378)	(2,097)	(2,416)
Basic average common shares	55,608	54,692	55,404	54,508
Dilutive stock options and restricted Common Stock	—	1,169	1,287	1,309
Diluted average common shares	55,608	55,861	56,691	55,817
Earnings per common share:
Basic	(0.05)	0.04	0.14	0.68
Diluted	(0.05)	0.04	0.14	0.67

For the 13 and 26 weeks ended March 31, 2019, 6,000,000 and 6,000,000, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 25, 2018, 6,500,900 and 6,706,603, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 31, 2019 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2018	1,100	1.88
Exercised	(48)	2.36
Cancelled	(32)	2.04
Outstanding, March 31, 2019	1,020	1.86	2.1	1,471

Exercisable, March 31, 2019	1,020	1.86	2.1	1,471

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 31, 2019:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2018	2,059	2.31
Vested	(728)	1.53
Granted	788	2.18
Cancelled	(24)	2.01
Outstanding, March 31, 2019	2,095	2.53
Total unrecognized compensation expense for unvested restricted Common Stock at March 31, 2019 is $2,602,633, which will be recognized over a weighted average period of 1.7 years.

10	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of March 31, 2019, based on the most recent data available, the approximate fair value of the private equity investment is $10,203,256 which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $385,000,000 principal amount of the Notes and $91,455,000 principal amount under the 2nd Lien Term Loan. At March 31, 2019, based on private market price quotations, the fair values were $392,311,150 and $91,455,213 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at March 2019 and December 2018 are $4,479,000, 1,726,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

11	COMMITMENTS AND CONTINGENT LIABILITIES

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 7.

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

In the second quarter of 2019, we recorded an estimated partial liability for the CWA/ITU multi-employer plan, in the amount of $500,000, which is included in restructuring costs and other.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 26 weeks ended March 31, 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2018 Annual Report on Form 10-K.

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

Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Occasionally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs are defined as the sum of compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, other non-cash operating expenses and other expenses are excluded. Cash Costs also exclude restructuring costs and other, which are typically paid in cash.

Total Operating Revenue Less Cash Costs, or “margin”, represents a non-GAAP financial performance measure of revenue less total cash costs, also a non-GAAP financial measure. This measure is useful to investors in understanding the profitability of the Company after direct cash costs related to the production and delivery of products are paid. Margin is also useful in developing opinions and expectations about the Company’s ability to manage and control its operating cost structure in relation to its peers.

A table reconciling adjusted EBITDA to net income, the most directly comparable measure under GAAP, is set forth below under the caption "Reconciliation of Non-GAAP Financial Measures". Reconciliations of adjusted income (loss) and adjusted earnings (loss) per diluted common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per diluted common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 2, included herein, under the caption “Net Income and Earnings Per Share”.

The subtotals of operating expenses representing cash costs and the reconciliation of total revenue less cash costs to operating income can be found in tables in Item 2, included herein, under the captions “13 Weeks Ended March 31, 2019" and “26 Weeks Ended March 31, 2019".

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended		53 Weeks Ended
(Thousands of Dollars)	March 31 2019	March 25 2018	March 31 2019	March 25 2018	March 31 2019

Net Income (loss)	(2,327)	2,533	8,392	37,860	17,579
Adjusted to exclude
Income tax expense (benefit)	156	927	4,670	(18,763)	7,205
Non-operating expenses, net	14,738	13,103	27,224	27,300	54,797
Equity in earnings of TNI and MNI	(1,717)	(1,608)	(3,846)	(3,991)	(9,104)
Loss (gain) on sale of assets and other, net	83	(1,300)	(17)	(1,297)	7,709
Depreciation and amortization	7,386	8,016	14,916	16,068	30,614
Restructuring costs and other	2,759	1,816	2,820	2,284	6,086
Stock compensation	426	497	888	1,016	1,731
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,080	2,086	4,681	5,245	9,320
Adjusted EBITDA	23,584	26,070	59,728	65,722	125,937

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

In August 2018, the FASB issued a new standard which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of evaluating the impact of this guidance on our Consolidated Financial Statements.

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

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 50 principally mid-sized local media operations and manage 30 additional local media operations through an agreement with BH Media Group, Inc. (the "Management Agreement").

We reach 79% of all adults in our larger markets through a combination of our print and digital content offerings.

•
Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 30.2 million unique visitors each month with a monthly average of 298.2 million page views. Page views per session, one metric we use to monitor engagement, increased 14.3% in 2019.

•
Our printed newspapers reach more than 0.7 million households daily and more than 1.0 million on Sunday, with estimated readership totaling three million. Digital only subscribers totaled approximately 65,000, a 55.5% increase over the prior year.

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

We also operate TownNews, through our 82.5% owned subsidiary INN Partners, L.C. ("TownNews"). TownNews provides state-of-the-art web hosting, content management services and video management services to nearly 2,000 other media organizations including broadcast.
We entered into the Management Agreement to manage Berkshire Hathaway's newspaper and digital operations in 30 markets. The Company operates BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears.

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

DEBT AND LIQUIDITY

We have a substantial amount of debt, as discussed more fully in Note 5 of the Notes to Consolidated Financial Statements, included herein. Since February 2009, we have satisfied all interest payments and substantially all principal payments due under our debt facilities with our cash flows and asset sales.

As of March 31, 2019, our debt consists of the following:

•
$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $385,000,000 is outstanding at March 31, 2019;

•
$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $0 is outstanding at March 31, 2019; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $91,455,000 is outstanding at March 31, 2019.

In November 2018, we repaid, in full, the remaining balance of the 1st Lien Term Loan.

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

At March 31, 2019, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility, which expires December 28, 2019. Including cash, our liquidity at March 31, 2019 totals $38,100,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $125,937,000 for the trailing twelve months ended March 31, 2019, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At March 31, 2019, the principal amount of our outstanding debt totaled $476,455,000. The March 31, 2019 principal amount of our debt, net of cash, is 3.65 times our trailing twelve months adjusted EBITDA.

Excluding our Revolving Facility, which is undrawn as of March 31, 2019, final maturities of our debt range from March 2022 through December 2022. Our Revolving Facility expires December 28, 2019.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 31, 2019.

13 WEEKS ENDED MARCH 31, 2019

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	March 31 2019	March 25 2018	Percent Change
Advertising and marketing services revenue	62,934	71,553	(12.0)
Subscription	45,076	45,972	(1.9)
Other	14,694	10,280	42.9
Total operating revenue	122,704	127,805	(4.0)
Operating expenses:
Compensation	47,785	49,363	(3.2)
Newsprint and ink	5,825	5,640	3.3
Other operating expenses	48,016	49,315	(2.6)
Cash costs	101,626	104,318	(2.6)
Total operating revenue less cash costs	21,078	23,487	(10.3)
Depreciation and amortization	7,386	8,016	(7.9)
Assets loss (gain) on sales, impairments and other, net	83	(1,300)	NM
Restructuring costs and other	2,759	1,816	51.9
Operating expenses	111,854	112,850	(0.9)
Equity in earnings of associated companies	1,717	1,608	6.8
Operating income	12,567	16,563	(24.1)
Non-operating income (expense):
Interest expense	(12,140)	(13,274)	(8.5)
Debt financing and administrative cost	(962)	(1,217)	(21.0)
Other, net	(1,636)	1,388	NM
Non-operating expenses, net	(14,738)	(13,103)	12.5
Income (loss) before income taxes	(2,171)	3,460	NM
Income tax expense	156	927	(83.2)
Net income (loss)	(2,327)	2,533	NM
Net income attributable to non-controlling interests	(351)	(294)	19.4
Income (loss) attributable to Lee Enterprises, Incorporated	(2,678)	2,239	NM
Other comprehensive loss, net of income taxes	(122)	(36)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(2,800)	2,203	NM
Earnings per common share:
Basic	(0.05)	0.04	NM
Diluted	(0.05)	0.04	NM

References to the "2019 Quarter" refer to the 13 weeks ended March 31, 2019. Similarly, references to the "2018 Quarter" refer to the 13 weeks ended March 25, 2018.

Operating Revenue

In the 2019 Quarter, advertising and marketing services revenue decreased $8,619,000, or 12.0% compared to the 2018 Quarter. The decrease in advertising and marketing services revenue is due to softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds.

Digital advertising increased 5.3% to $24,068,000 in the 2019 Quarter and represents 38.2% of total advertising revenue. Digital retail advertising, which represents 61.8% of total digital advertising, increased 4.9%, partially offsetting print declines.

Subscription revenue decreased $896,000, or 1.9%, in the 2019 Quarter. Strategic pricing programs and premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2019 Quarter. Sunday circulation totaled 1.0 million. Digital only subscribers totaled approximately 65,000, a 55.5% increase over the prior year.

Other revenue, which consists of digital services, Management Agreement revenues, commercial printing, revenue from delivery of third party products and the sale of books, increased 42.9% in the 2019 Quarter. The increase was due to a 30.3% increase in revenue at TownNews. Management fee revenue from BH Media Group was $3,850,000.

Excluding intercompany activity, revenue at TownNews increased 30.3% in the 2019 Quarter due to a growing broadcast customer base, gaining print market share and the impact of the GTxcel acquisition. On a stand alone basis, revenue at TownNews totaled $20,881,000 over the last twelve months.

In the 2019 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 30.2 million unique visitors with 298.2 million page views, a 13.5% increase in page views compared to the 2018 Quarter. Increased audience engagement is driving a higher number pages viewed per user session in the 2019 Quarter. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2019 Quarter decreased 0.9%. Cash costs decreased 2.6% compared to the prior year quarter.

Compensation expense decreased $1,578,000 , or 3.2% driven by an 8.7% decline in average full-time equivalent employees partially offset by unfavorable claims experience from our self insured medical plan and compensation increases. Outsourcing certain functions and continued business transformation affected the number of full-time equivalents in the 2019 Quarter.

Newsprint and ink costs increased $185,000, or 3.3%, due to significant increases in newsprint prices partially offset by a 10.4% reduction in newsprint volume from unit declines. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2019 Quarter decreased $1,299,000, or 2.6%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

We expect cash costs on a same property basis to be down 4-5% in fiscal year 2019.

Depreciation expense decreased $526,000, or 14.3%, and amortization expense decreased $104,000, or 2.4%, in the 2019 Quarter.

Assets loss (gain) on sales, impairments and other, was a net loss of $83,000 in the 2019 Quarter compared to a net gain of $1,300,000 in the 2018 Quarter. The net gain in the 2018 Quarter includes curtailment gains of $2,031,000.

Restructuring costs and other totaled $2,759,000 and $1,816,000 in the 2019 Quarter and 2018 Quarter, respectively. The majority of restructuring costs relate to severance. In the 2019 Quarter, we recorded an estimated withdrawal liability of $500,000 related to one of our multi-employer plans, which is included in restructuring costs and other.

Results of Operations

The factors noted above resulted in operating income of $12,567,000 in the 2019 Quarter compared to $16,563,000 in the 2018 Quarter.

Equity in earnings of TNI and MNI increased $109,000 in the 2019 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,134,000, or 8.5%, to $12,140,000 in the 2019 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 10.0% at the end of the 2019 Quarter.

We recognized $962,000 of debt financing and administrative costs in the 2019 Quarter compared to $1,217,000 in the 2018 Quarter. The majority of the costs represent amortization of refinancing costs paid in 2014.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants.

We recorded $711,000 of other periodic pension benefits in the 2019 Quarter and $708,000 in the 2018 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating expense of $2,753,000 in the 2019 Quarter and non-operating income of $555,000 in the 2018 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recorded an income tax expense of $156,000, or 7.2% of pretax income in the 2019 Quarter. For the 13 weeks ended March 25,2018, we recognized an income tax expense of $927,000, or 26.8% of pretax income.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the fair value adjustments of our Warrants on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
	March 31 2019		March 25 2018
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income (loss) attributable to Lee Enterprises, Incorporated, as reported	(2,678)	(0.05)	2,239	0.04
Adjustments:
Warrants fair value adjustment	2,753	0.05	(555)	(0.01)
Income attributable to Lee Enterprises, Incorporated, as adjusted	75	—	1,684	0.03

26 WEEKS ENDED MARCH 31, 2019

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	March 31 2019	March 25 2018	Percent Change
Total advertising and marketing services revenue	138,897	156,213	(11.1)
Subscription	91,345	94,241	(3.1)
Other	28,663	21,136	35.6
Total operating revenue	258,905	271,590	(4.7)
Operating expenses:
Compensation	94,824	100,980	(6.1)
Newsprint and ink	12,164	11,478	6.0
Other operating expenses	97,758	99,671	(1.9)
Cash costs	204,746	212,129	(3.5)
Total operating revenue less cash costs	54,159	59,461	(8.9)
Depreciation and amortization	14,916	16,068	(7.2)
Assets loss (gain) on sales, impairments and other	(17)	(1,297)	NM
Restructuring costs and other	2,820	2,284	23.5
Equity in earnings of associated companies	3,846	3,991	(3.6)
Operating income	40,286	46,397	(13.2)
Non-operating income (expense):
Interest expense	(24,397)	(26,924)	(9.4)
Debt financing and administrative cost	(1,858)	(2,313)	(19.7)
Other, net	(969)	1,937	NM
Non-operating expenses, net	(27,224)	(27,300)	(0.3)
Income before income taxes	13,062	19,097	(31.6)
Income tax expense (benefit)	4,670	(18,763)	NM
Net income	8,392	37,860	(77.8)
Net income attributable to non-controlling interests	(709)	(618)	14.7
Income attributable to Lee Enterprises, Incorporated	7,683	37,242	(79.4)
Other comprehensive (loss), net of income taxes	(244)	(9)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	7,439	37,233	(80.0)
Earnings per common share:
Basic	0.14	0.68	(79.4)
Diluted	0.14	0.67	(79.1)

References to the "2019 Period" refer to the 26 weeks ended March 31, 2019. Similarly, references to the "2018 Period" refer to the 26 weeks ended March 25, 2018.

Operating Revenue

In the 2019 Period, advertising and marketing services revenue decreased $17,316,000, or 11.1%, compared to the 2018 Period. The decrease in advertising and marketing services revenue is due to softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds.

Digital advertising increased 6.7% to $49,563,000 in the 2019 Period and represents 35.7% of total advertising and marketing services revenue. Digital retail advertising, which represents 62.6% of total digital advertising, increased 7.7%, partially offsetting print declines.

Subscription revenue decreased $2,896,000, or 3.1%, in the 2019 Period. Strategic pricing programs and premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2019 Period. Sunday circulation totaled 1.0 million.

Other revenue, which consists of digital services, Management Agreement revenues, commercial printing, revenue from delivery of third party products and the sale of books, increased 35.6% in the 2019 Period. The increase was due to a 28.0% increase in revenue at TownNews. We earned $6,450,000 in management fee revenue from BH Media Group.

Excluding intercompany activity, revenue at TownNews increased 28.0% in the 2019 Period, due to growing broadcast customer base, gaining print market share and the impact of the GTxcel acquisition. On a stand alone basis, revenue at TownNews totaled $20,881,000 over the last twelve months.

In the 2019 Period, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 29.6 million unique visitors with 293.6 million page views, a 15.3% increase in page views compared to the 2018 Period. Increased audience engagement is driving a higher number pages viewed per user session in the 2019 Period. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2019 Period decreased 2.9%. Cash cost decreased 3.5% compared to the prior year Period.

Compensation expense decreased $6,156,000, or 6.1%, driven by a decline of 11.4% in average full time equivalent employees.

Newsprint and ink costs increased $686,000, or 6.0%, due to significant increases in newsprint prices partially offset by a 10.6% reduction in newsprint volume from unit declines. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses for the 2019 Period decreased $1,913,000, or 1.9%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

Depreciation expense decreased $1,086,000, or 14.6%, and amortization expense decreased $66,000, or 0.8%, in the 2019 Period.

Assets loss (gain) on sales, impairments and other, was a net gain of $17,000 in the 2019 Period compared to a net gain of $1,297,000 in the 2018 Period. The net gain in the 2018 Period includes curtailment gains of $2,031,000.

Restructuring costs totaled $2,820,000 and $2,284,000 in the 2019 Period and 2018 Period, respectively. The majority of restructuring costs relate to severance and a partial withdrawal liability related to one of our multi employer pension plans.

Results of Operations

The factors noted above resulted in operating income of $40,286,000 in the 2019 Period compared to $46,397,000 in the 2018 Period.

Equity in earnings in associated companies decreased $145,000 in the 2019 Period.

Nonoperating Income and Expense

Interest expense decreased $2,527,000, or 9.4%, to $24,397,000 in the 2019 Period due to lower debt balances.

We recognized $1,858,000 of debt financing and administrative costs in the 2019 Period compared to $2,313,000 in the 2018 Period. The majority of the costs represent amortization of refinancing costs paid in 2014.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants.

We recorded $1,423,000 of other periodic pension benefits in the 2019 Period and $1,416,000 in the 2018 Period.
Due to the fluctuation in the price of our Common Stock, we recorded non-operating expense of $2,672,000 in 2019 Period and non-operating income of $124,000 in the 2018 Period, related to the changes in the value of the Warrants.

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

We recorded an income tax expense of $4,670,000, or 35.8%, of pretax income in the 2019 Period. For the 26 weeks ended March 25, 2018 , we recognized a $18,763,000 income tax benefit. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 26 weeks ended March 25, 2018 was 32.0%.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the 2017 Tax Act as well as the warrant fair value adjustments on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

			26 Weeks Ended
	March 31 2019		March 25 2018
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	7,683	0.14	37,242	0.67
Adjustments:
Warrants fair value adjustment	2,672	0.05	(124)	—
Income tax effect of 2017 Tax Act	—		(24,872)	(0.45)
Income attributable to Lee Enterprises, Incorporated, as adjusted	10,355	0.18	12,246	0.22

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $27,833,000 in the 2019 Period compared to 35,115,000 in the 2018 Period. Net income for the 2019 Period totaled $8,392,000 compared to $37,860,000 in the 2018 Period. The decrease in cash provided by operating activities in the 2019 Period is mainly attributed to year over year changes in operating income.

Investing Activities

Cash required for investing activities totaled $7,538,000 in the 2019 Period compared to $923,000 in the 2018 Period. Capital spending totaled $2,459,000 in the 2019 Period compared to $2,452,000 in the 2018 Period. We spent 5,708,000 on acquisitions in the 2019 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $11,000,000 in 2019, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $9,010,000 in the 2019 Period and $32,512,000 in the 2018 Period. Debt reduction accounted for the majority of the usage of funds in both the 2019 Period and the 2018 Period.

Liquidity

At March 31, 2019, after consideration of letters of credit, we have approximately $21,435,000 available for future use under our Revolving Facility. Including cash and availability under our Revolving Facility, our liquidity at March 31, 2019 totals $38,100,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

Our Revolving Facility expires December 28, 2019.

At March 31, 2019, the principal amount of our outstanding debt totals $476,455,000. The March 31, 2019 principal amount of debt, net of cash, is 3.65 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at March 31, 2019.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At March 31, 2019, we had no floating debt outstanding. We have no interest rate hedging in place.

COMMODITIES

Newsprint prices began showing signs of weakness during the March 2019 Quarter as a result of increased supply versus declining domestic and export demand.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $331,000 annualized based on anticipated consumption in 2019, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our debt consists of $385,000,000 principal amount of the Notes and $91,455,000 principal amount under the 2nd Lien Term Loan, which are subject to fixed interest rates. At March 31, 2019, based on an average of private market price quotations, the fair values were $392,311,150 and $91,455,213 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 26 weeks ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 10, 2019
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)