Form 10-Q
period 2019-06-30
LEE ENTERPRISES, INC
filed 2019-08-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

(563) 383-2100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LEE	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.

 Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer", "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [  ]     No [X]

As of July 31, 2019 57,823,272 shares of Common Stock of the Registrant were outstanding.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Our ability to generate cash flows and maintain liquidity sufficient to service our debt;
•	Our ability to comply with the financial covenants in our credit facilities;
•	Our ability to refinance our debt as it comes due;
•	That the warrants issued in our refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches of failure of our information technology systems;
•	Legislative and regulatory rulings, including the 2017 Tax Act;
•	Our ability to achieve planned expense reductions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on the NYSE;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Thousands of Dollars)	June 30, 2019	September 30, 2018

ASSETS

Current assets:
Cash and cash equivalents	13,516	5,380
Accounts receivable and contract assets, net	47,772	43,711
Inventories	3,258	5,684
Other	6,706	4,567
Total current assets	71,252	59,342
Investments:
Associated companies	28,926	29,216
Other	10,905	10,958
Total investments	39,831	40,174
Property and equipment:
Land and improvements	16,947	17,432
Buildings and improvements	149,494	150,376
Equipment	271,121	276,332
Construction in process	2,771	1,710
	440,333	445,850
Less accumulated depreciation	354,784	353,522
Property and equipment, net	85,549	92,328
Goodwill	249,727	246,176
Other intangible assets, net	110,806	119,819
Medical plan assets, net	15,766	16,157
Other	1,470	1,415
Total assets	574,401	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	June 30, 2019	September 30, 2018

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	3,931	7,027
Accounts payable	13,747	12,747
Compensation and other accrued liabilities	17,492	19,641
Accrued interest	11,010	2,031
Unearned revenue	22,970	23,895
Total current liabilities	69,150	65,341
Long-term debt, net of current maturities	442,026	460,777
Pension obligations	24,951	26,745
Postretirement and postemployment benefit obligations	2,526	2,580
Deferred income taxes	39,238	39,108
Income taxes payable	7,430	6,559
Warrants and other	10,620	10,561
Total liabilities	595,941	611,671
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	578	572
June 30, 2019: 58,823 shares;
September 30, 2018: 57,141 shares
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	254,727	253,511
Accumulated deficit	(266,242)	(279,691)
Accumulated other comprehensive loss	(12,112)	(11,746)
Total stockholders' deficit	(23,049)	(37,354)
Non-controlling interests	1,509	1,094
Total deficit	(21,540)	(36,260)
Total liabilities and deficit	574,401	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars, Except Per Common Share Data)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Operating revenue:
Advertising and marketing services	65,754	73,538	204,651	229,751
Subscription	46,620	48,165	137,965	142,405
Other	14,910	10,915	43,573	32,052
Total operating revenue	127,284	132,618	386,189	404,208
Operating expenses:
Compensation	45,373	48,570	140,197	149,551
Newsprint and ink	5,230	6,442	17,394	17,920
Other operating expenses	48,157	49,159	145,915	148,830
Depreciation and amortization	7,347	7,904	22,263	23,973
Assets loss (gain) on sales, impairments and other, net	(195)	101	(212)	(1,197)
Restructuring costs and other	2,792	1,865	5,612	4,150
Total operating expenses	108,704	114,041	331,169	343,227
Equity in earnings of associated companies	1,451	1,578	5,298	5,569
Operating income	20,031	20,155	60,318	66,550
Non-operating income (expense):
Interest expense	(11,860)	(12,913)	(36,256)	(39,837)
Debt financing and administrative costs	(4,196)	(1,747)	(6,053)	(4,061)
Other, net	3,702	1,227	2,730	3,168
Total non-operating expense, net	(12,354)	(13,433)	(39,579)	(40,730)
Income before income taxes	7,677	6,722	20,739	25,820
Income tax expense (benefit)	1,505	1,972	6,175	(16,791)
Net income	6,172	4,750	14,564	42,611
Net income attributable to non-controlling interests	(406)	(292)	(1,115)	(911)
Income attributable to Lee Enterprises, Incorporated	5,766	4,458	13,449	41,700
Other comprehensive income (loss), net of income taxes	(122)	27	(365)	18
Comprehensive income attributable to Lee Enterprises, Incorporated	5,644	4,485	13,084	41,718
Earnings per common share:
Basic:	0.10	0.08	0.24	0.76
Diluted:	0.10	0.08	0.24	0.75

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

October 1, 2018	(279,691)	572	253,511	(11,746)	(37,354)
Shares issued (redeemed)	—	5	(453)	—	(448)
Income attributable to Lee Enterprises, Incorporated	10,361	—	—	—	10,361
Stock compensation	—	—	385	—	385
Other comprehensive loss	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
December 30, 2018	(269,330)	577	253,443	(11,868)	(27,178)

Shares issued (redeemed)	—	—	317	—	317
Loss attributable to Lee Enterprises, Incorporated	(2,678)	—	—	—	(2,678)
Stock compensation	—	—	425	—	425
Other comprehensive loss	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
March 31, 2019	(272,008)	577	254,185	(11,990)	(29,236)

Shares issued (redeemed)	—	1	221	—	222
Income attributable to Lee Enterprises, Incorporated	5,766	—	—	—	5,766
Stock compensation	—	—	321	—	321
Other comprehensive loss	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
June 30, 2019	(266,242)	578	254,727	(12,112)	(23,049)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 25, 2017	(328,524)	567	251,790	(16,068)	(92,235)
Shares issued (redeemed)	—	4	(465)	—	(461)
Income attributable to Lee Enterprises, Incorporated	35,003	—	—	—	35,003
Stock compensation	—	—	519	—	519
Other comprehensive income	—	—	—	36	36
Deferred income taxes, net	—	—	—	(9)	(9)
December 24, 2017	(293,521)	571	251,844	(16,041)	(57,147)

Shares issued (redeemed)	—	(1)	19	—	18
Income attributable to Lee Enterprises, Incorporated	2,239	—	—	—	2,239
Stock compensation	—	—	439	—	439
Other comprehensive loss	—	—	—	(71)	(71)
Deferred income taxes, net	—	—	—	35	35
March 25, 2018	(291,282)	570	252,302	(16,077)	(54,487)

Shares issued (redeemed)	—	1	88	—	89
Income attributable to Lee Enterprises, Incorporated	4,458	—	—	—	4,458
Stock compensation	—	—	573	—	573
Other comprehensive income	—	—	—	36	36
Deferred income taxes, net	—	—	—	(9)	(9)
June 24, 2018	(286,824)	571	252,963	(16,050)	(49,340)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018

Cash provided by (required for) operating activities:
Net income	14,564	42,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,263	23,973
Curtailment gains	—	(2,031)
Stock compensation expense	1,131	1,441
Distributions greater than earnings of MNI	648	477
Deferred income taxes	253	(17,834)
Debt financing and administrative costs	6,053	4,060
Pension contributions	(650)	(780)
Other, net	(745)	162
Changes in operating assets and liabilities:
Decrease in receivables and contract assets	(3,435)	3,509
Decrease (increase) in inventories and other	2,383	(2,584)
Decrease in accounts payable and other accrued liabilities	2,666	5,983
Decrease in pension and other postretirement and postemployment benefit obligations	(782)	(1,590)
Change in income taxes payable	(419)	614
Other, including warrants	(144)	(978)
Net cash provided by operating activities	43,786	57,033
Cash provided by (required for) investing activities:
Purchases of property and equipment	(3,753)	(4,281)
Proceeds from sales of assets	1,477	3,117
Acquisitions	(5,274)	(1,738)
Distributions greater (less) than earnings of TNI	(358)	829
Other, net	(3)	(3)
Net cash required for investing activities	(7,911)	(2,076)
Cash required for financing activities:
Payments on long-term debt	(26,301)	(48,573)
Debt financing and administrative costs paid	(1,149)	(432)
Common stock transactions, net	(289)	(544)
Net cash required for financing activities	(27,739)	(49,549)
Net increase in cash and cash equivalents	8,136	5,408
Cash and cash equivalents:
Beginning of period	5,380	10,621
End of period	13,516	16,029

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2019 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2018 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks and 39 weeks ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

On June 26, 2018, we entered into an agreement with BH Media Group, Inc. ("BH Media") to manage Berkshire Hathaway's newspaper and digital operations in 30 markets (the "Management Agreement"). The Company operates BH Media consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Company is paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BH Media. The variable fees are payable annually in arrears. As of June 30, 2019, the end of the first year of the management agreement, we earned fees of $11,320,000.

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

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. There was no change to the Consolidated Statements of Cash Flows as a result of the adoption of this standard for the quarter ended December 30, 2018. Specifically, distributions received from equity method investees continue to be presented on the Consolidated Statements of Cash Flows utilizing the cumulative earnings approach.

In March 2017, the FASB issued a new standard to improve the presentation of pension and postretirement benefit expense. As a result of the new standard the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense (benefit) are presented as non-operating income in other, net. This new standard was adopted for the quarter ended December 30, 2018 and has been retrospectively applied to the Consolidated Statements of Operations and Comprehensive Income for all comparative periods presented. We recorded benefits of $712,000 and $2,135,000 in other, net in non-operating income (expense) for the 13 and the 39 weeks ended June 30, 2019, respectively. We reclassified benefits of $708,000 and $2,123,000 from compensation to other, net in non-operating income (expense) for the 13 weeks and the 39 weeks ended June 24, 2018, respectively.

In February 2018, the FASB issued new guidance to allow a reclassification from accumulated other comprehensive loss (“AOCL”) to retained earnings for stranded tax effects resulting from what is commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). In the first quarter of fiscal year 2018, we remeasured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated operations statements, and we reclassified a $3,067,000 net tax benefit from AOCL to retained earnings in our Consolidated Balance Sheets. Adoption of the standard had no impact to our Consolidated Statements of Operations and Comprehensive Income or Cash Flows.

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

In July 2018, the FASB issued a new standard which provides for an optional transition method that allows issuers to initially apply the new lease standard to all leases that exist as of the adoption date, with the cumulative effect of initially applying the new lease standard recognized as an adjustment to retained earnings as of the adoption date. We intend to adopt the optional transition method on September 30, 2019, the first calendar day of fiscal year 2020.

To date we have made progress in our assessment of the new lease standard. Specifically, we have identified the population of leases and key financial metrics associated with each lease for scoping purposes. Additionally, we have selected a software solution that is compatible with our current financial reporting and control environment. Implementation of the software solution and reporting capabilities will occur during the fourth quarter of fiscal year 2019.

Based on our progress to date, we anticipate adopting the standard will have a material impact on our Consolidated Balance Sheets as a result of the recognition of the corresponding lease assets and liabilities. However, we do not believe the adoption will have a material impact on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

2	REVENUE

On October 1, 2018, we adopted the New Revenue Standard, using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after October 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under the old guidance. We did not record any adjustments to beginning retained earnings at October 1, 2018 as a result of adopting the new guidance.

The following table presents our revenue disaggregated by source:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Advertising and marketing services revenue	65,754	73,538	204,651	229,751
Subscription Revenue	46,620	48,165	137,965	142,405
TownNews and other digital services revenue	5,087	3,826	14,507	11,302
Other revenue	9,823	7,089	29,066	20,750
Total operating revenue	127,284	132,618	386,189	404,208

Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Advertising and marketing services revenue: Advertising and marketing services revenue include amounts charged to customers for retail or classified advertising space purchased in our newspapers, retail or classified advertisements placed on our digital platforms, and other print advertising products such as preprint inserts and direct mail. Advertising and marketing services revenue also include amounts charged to customers for digital marketing services which include: audience extension, Search Engine Optimization ("SEO"), Search Engine Marketing ("SEM"), web and mobile production, social media services and reputation monitoring and management. The following define the timing of revenue recognition for each general revenue category:

•	Print advertising revenue is recognized at the point in time the associated publication has been delivered.

•	Digital advertising revenue is recognized at the point in time that impressions are delivered.

•	Digital marketing services revenue is recognized over the period of time which the service is performed.

Advertising and marketing services contract transaction prices consist of fixed consideration. We recognize revenue when control of the related performance obligation transfers to the customer.

Payments for advertising revenue is due upon completion of our performance obligations at previously agreed upon rates. In instances where the timing of revenue recognition differs from the timing of invoicing, such timing differences are not large. As a result, we have determined that our contracts do not include a significant financing component.

Subscription revenue: Subscription revenue includes revenue for content delivered to consumers via print and digital products purchased by readers or distributors. Single copy revenue is also included in subscription revenue. Subscription revenue from single-copy and home delivery subscriptions is recognized at the point in time the publications are delivered. Digital subscription revenue is recognized over time as performance obligations are met via on-demand availability of online content made available to customers throughout the contract term. Payments for subscription revenue is typically collected in advance, are for contract periods of one year or less and result in an unearned revenue liability that is reduced when revenue is recognized.

Other revenue: Other revenue primarily consists of digital services, Management Agreement revenue, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through TownNews, are primarily comprised of contractual agreements to provide webhosting and content management services. As such, digital services revenue is recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis, with the exception of implementation fees which are recognized as deferred revenue and amortized over the contract period. Management Agreement revenue consists of fixed and variable fees collected from our Management Agreement. Fixed fee revenue from the Management Agreement is recognized over time and paid quarterly and variable fees are paid annually. Variable fees are recognized when the fees are deemed earned and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.

Arrangements with multiple performance obligations: We have various advertising and subscription agreements which include both print and digital performance obligations. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers.

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $22,970,000 as of June 30, 2019 and $23,895,000 as of September 30, 2018. Revenue recognized in the 13 weeks and the 39 weeks ended June 30, 2019 that was included in the contract liability as of September 30, 2018 was $2,262,000 and $22,475,000, respectively.

Contract asset balances relate to our Management Agreement revenue and were $5,506,000 as of June 30, 2019 and $0 as of September 30, 2018 and consisted solely of the variable portion of the contract. The contract asset balance recorded as of June 30, 2019 reflects the final approved Management Agreement variable fee for the contract year ended June 30, 2019. The entire balance was collected in July 2019. These contract asset balances are included in accounts receivable and contract assets, net. There are no other contract assets recorded. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $47,909,000 and $48,517,000 as of June 30, 2019 and September 30, 2018, respectively. Allowance for doubtful accounts was $5,643,000 and $4,806,000 as of June 30, 2019 and September 30, 2018, respectively.

Practical expedients: Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Operating revenue	10,465	11,013	34,109	36,094
Operating expenses	8,363	9,039	26,291	28,376
Operating income	2,102	1,974	7,818	7,718
Company's 50% share of operating income	1,051	987	3,909	3,860
Less amortization of intangible assets	105	105	313	314
Equity in earnings of TNI	946	882	3,596	3,546

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 30, 2019 and June 24, 2018, we received $731,000 and $1,177,000 in distributions, respectively. In the 39 weeks ended June 30, 2019 and June 24, 2018, we received $3,238,000 and $4,375,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Operating revenue	13,709	14,518	41,627	44,421
Operating expenses, excluding restructuring costs, depreciation and amortization	12,132	12,054	36,338	37,002
Restructuring costs	67	61	134	270
Depreciation and amortization	280	280	839	838
Operating income	1,230	2,123	4,316	6,311
Net income	1,010	1,391	3,405	4,047
Equity in earnings of MNI	505	696	1,702	2,023

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 30, 2019 and June 24, 2018, we received dividends of $850,000 and $500,000, respectively. In the 39 weeks ended June 30, 2019 and June 24, 2018, we received dividends of $2,350,000 and $2,500,000 respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
(Thousands of Dollars)	June 30, 2019

Goodwill, gross amount	1,535,155
Accumulated impairment losses	(1,288,979)
Goodwill, beginning of period	246,176
Goodwill acquired in business combinations	3,551
Goodwill, end of period	249,727

Identified intangible assets consist of the following:

(Thousands of Dollars)	June 30, 2019	September 30, 2018

Nonamortized intangible assets:
Mastheads	21,883	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	696,632	692,886
Less accumulated amortization	607,709	594,950
	88,923	97,936
Other intangible assets, net	110,806	119,819

In January 2019, we purchased the businesses of Kenosha News and Lake Geneva Regional News. In February 2019, TownNews purchased the content management system ("CMS") business from GTxcel. Both transactions were funded with cash on the balance sheet. As part of initial estimates $3,551,000 was recorded in goodwill and $3,650,000 was recorded in other intangible assets, net. The $3,650,000 of other intangible assets, net relate to acquired customer lists, which will be amortized over a 10 year period. These initial estimates will be reviewed in subsequent quarters as more information becomes available.

Annual amortization of intangible assets for the years ending June 2020 to June 2024 is estimated to be $16,060,000, $15,634,000, $12,744,000, $12,263,000 and $11,237,000, respectively.

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

Debt is summarized as follows:

		Interest Rates (%)
(Thousands of Dollars)	June 30, 2019	September 30, 2018	June 30, 2019

Revolving Facility	—	—	6.1
1st Lien Term Loan	—	6,303	8.5
Notes	374,420	385,000	9.5
2nd Lien Term Loan	84,138	93,556	12.0
	458,558	484,859
Unamortized debt issue costs	(12,601)	(17,055)
Less current maturities of long-term debt	3,931	7,027
Total long-term debt	442,026	460,777

Our weighted average cost of debt, excluding amortization of debt financing costs at June 30, 2019, is 10.0%.

At June 30, 2019, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $3,931,000 for the remainder of 2019, $0 in 2020, $0 in 2021, $374,420,000 in 2022 and $80,207,000 in 2023.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At June 30, 2019, the principal balance of the Notes totaled $374,420,000.

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

We may repurchase Notes in the open market at any time. In the 13 and 39 weeks ended June 30, 2019 we purchased $10,580,000 principal amount of Notes in privately negotiated transactions.  The transactions resulted in a loss on extinguishment of debt totaling $238,000 in the 13 and 39 weeks ended June 30, 2019 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contain restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Term Loan was paid in full in November 2018 and has no outstanding balance as of June 30, 2019.

The 1st Lien Credit Facility consists of the $27,200,000 Revolving Facility that matures on December 28, 2019. The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The Revolving Facility may be used for working capital and general corporate purposes (including letters of credit). At June 30, 2019, after consideration of letters of credit, we have approximately $21,685,000 available for future use under the Revolving Facility.  On July 31, 2019, the availability under our Revolving Facility steps down to $23,120,000.

Interest

Interest on the Revolving Facility, which is undrawn at June 30, 2019, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy Leverage is below 3.25x before and after such payments. Lee Legacy Leverage as defined is 4.47x at June 30, 2019. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $84,138,000 at June 30, 2019, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

During the 13 and 39 weeks ended June 30, 2019, payments on the 2nd Lien Term Loan totaled $7,318,000 and $9,418,000, respectively. For the 13 weeks ended June 30, 2019, Pulitzer Excess Cash Flow totaled $3,931,000, which will be used to make a payment on the 2nd Lien Term Loan in August 2019, at par.

Beginning June 30, 2019, voluntary payments under the 2nd Lien Term Loan are no longer subject to call premiums and are payable at par. The Indenture includes certain restrictions on voluntary payments on the 2nd Lien Term Loan.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $2,928,000 in the 39 weeks ended June 30, 2019. Amortization of such costs is estimated to total $1,029,000 for the remainder of 2019, $4,205,000 in 2020, $4,388,000 in 2021, $2,747,000 in 2022, and $232,000 in 2023. At June 30, 2019, we have $12,601,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

During the 13 and 39 weeks ended June 30, 2019, we identified an adjustment of $1,309,000 and $1,145,000, respectively, related to debt financing costs that should have been recorded in prior periods. The impact of recording this out of period adjustment was an increase to Debt financing and administrative costs of $1,309,000 and $1,145,000 in the Consolidated Statements of Operations and Comprehensive Income for the 13 and 39 weeks ended June 30, 2019 and an increase to debt of $1,309,000 on the Consolidated Balance Sheet. We do not believe the impact of the adjustment is material to our consolidated financial statements for any previously issued financial statements taken as a whole, or to our expected net income for the 52 weeks ended September 29, 2019. Further, the impact of the corrections was not material to any of our Consolidated Balance Sheets nor our Consolidated Statements of Cash Flows.

Liquidity

At June 30, 2019, after consideration of letters of credit, we have approximately $21,685,000 available for future use under our Revolving Facility, which expires on December 28, 2019. Including cash, our liquidity at June 30, 2019 totals $35,201,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

Excluding our Revolving Facility, which is undrawn as of June 2019, final maturities of our debt range from March 2022 through December 2022.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 30, 2019.

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Service cost for benefits earned during the period	9	12	27	36
Interest cost on projected benefit obligation	1,641	1,438	4,923	4,314
Expected return on plan assets	(2,018)	(1,983)	(6,055)	(5,949)
Amortization of net loss	284	506	851	1,518
Amortization of prior service benefit	(25)	(34)	(75)	(102)
Pension benefit	(109)	(61)	(329)	(183)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Interest cost on projected benefit obligation	103	90	309	271
Expected return on plan assets	(270)	(270)	(811)	(810)
Amortization of net gain	(244)	(246)	(732)	(738)
Amortization of prior service benefit	(181)	(196)	(543)	(588)
Curtailment gains	—	—	—	(2,031)
Postretirement medical benefit	(592)	(622)	(1,777)	(3,896)

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

In the 39 weeks ended June 30, 2019 we contributed $650,000 to our pension plans. Based on our forecast at June 30, 2019, we do not expect to make contributions to our pension trust during the remainder of fiscal 2019.

In March 2017, we notified certain participants in one of our post employment medical plans of changes to their plan and in December 2017 the plan was terminated. These changes resulted in a non-cash curtailment gain of $2,031,000 in the 39 weeks ended June 24, 2018. Curtailment gains are recorded in loss (gain) on sales of assets and other, net in the Consolidated Statements of Operations and Comprehensive income.

7	INCOME TAXES

We recorded income tax expense of $1,505,000 related to income before taxes of $7,677,000 for the 13 weeks ended June 30, 2019, and income tax expenses of $6,175,000 related to income before taxes of $20,739,000 for the 39 weeks ended June 30, 2019. We recorded income tax expense of $1,972,000 related to income of $6,722,000 for the 13 weeks ended June 24, 2018. Including the transitional impact of revaluing tax assets and liabilities, we recorded income tax benefit of $16,791,000 related to income of $25,820,000 for the 39 weeks ended June 24, 2018.

The effective income tax rate for the 13 and 39 weeks ended June 30, 2019 was 19.6% and 29.8%, respectively. The effective income tax rate for the 13 and 39 weeks ended June 24, 2018 was 29.3% and negative 65.0%, respectively.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, mark-to-market adjustments to value the Warrants, and the transitional impact of revaluing tax assets and liabilities.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal tax examinations in progress. California is the only state with an income tax examination currently in progress. Our income tax returns have generally been audited or closed to audit through 2014. See Note 11 for a discussion of our tax audits.

At September 30, 2018, we had approximately $63,048,000 of state net operating loss tax benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018

Income attributable to Lee Enterprises, Incorporated:	5,766	4,458	13,449	41,700
Weighted average common shares	57,731	57,064	57,578	56,971
Less weighted average restricted Common Stock	(2,088)	(2,286)	(2,094)	(2,373)
Basic average common shares	55,643	54,778	55,484	54,598
Dilutive stock options and restricted Common Stock	1,227	1,302	1,038	1,305
Diluted average common shares	56,870	56,080	56,522	55,903
Earnings per common share:
Basic	0.10	0.08	0.24	0.76
Diluted	0.10	0.08	0.24	0.75

For the 13 and 39 weeks ended June 30, 2019, 6,000,000, weighted average shares, were not considered in the computation of diluted earnings per common share because the exercise prices of the related Warrants were in excess of the fair market value of our Common Stock. For the 13 and 39 weeks ended June 24, 2018, 6,484,300 and 6,701,300, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

9	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 30, 2019 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 30, 2018	1,100	1.88
Exercised	(83)	2.11
Cancelled	(58)	2.01
Outstanding, June 30, 2019	959	1.86	1.9	497
Exercisable, June 30, 2019	959	1.86	1.9	497

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 30, 2019:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 30, 2018	2,059	2.31
Vested	(737)	1.54
Granted	788	2.18
Cancelled	(34)	2.13
Outstanding, June 30, 2019	2,076	2.53

Total unrecognized compensation expense for unvested restricted Common Stock at June 30, 2019 is $2,258,011, which will be recognized over a weighted average period of 1.4 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the nonvoting common stock of TCT and a private equity investment, are carried at cost. As of June 30, 2019, based on the most recent data available, the approximate fair value of the private equity investment is $10,201,717 which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $374,420,000 principal amount of the Notes and $84,138,000 principal amount under the 2nd Lien Term Loan. At June 30, 2019, based on private market price quotations, the fair values were $381,440,375 and $83,927,867 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at June 2019 and March 2019 are $1,417,000 and $4,479,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

We have various income tax examinations ongoing and at various stages of completion, but generally our income tax returns have been audited or closed to audit through 2014.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks and 39 weeks ended June 30, 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2018 Annual Report on Form 10-K.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users' overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company, its lenders and its investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, income tax expense (benefit), depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI and curtailment gains.

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

A table reconciling adjusted EBITDA to net income, the most directly comparable measure under GAAP, is set forth below under the caption "Reconciliation of Non-GAAP Financial Measures". Reconciliations of adjusted income and adjusted earnings per diluted common share to income attributable to Lee Enterprises, Incorporated and earnings  per diluted common share, respectively, the most directly comparable measures under GAAP, are set forth in Item 2, included herein, under the caption “Net Income and Earnings Per Share”.

Cash Costs and Total Revenue less Cash Costs are reconciled to operating expenses and operating income, respectively, in tables in Item 2, included herein, under the captions “13 Weeks Ended June 30, 2019" and “39 Weeks Ended June 30, 2019.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended		53 Weeks Ended
(Thousands of Dollars)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018	June 30, 2019

Net Income	6,172	4,750	14,564	42,611	19,001
Adjusted to exclude
Income tax expense (benefit)	1,505	1,972	6,175	(16,791)	6,738
Non-operating expenses, net	12,354	13,433	39,579	40,730	53,722
Equity in earnings of TNI and MNI	(1,451)	(1,578)	(5,298)	(5,569)	(8,978)
Loss (gain) on sale of assets and other, net	(195)	101	(212)	(1,197)	7,414
Depreciation and amortization	7,347	7,904	22,263	23,973	30,056
Restructuring costs and other	2,792	1,865	5,612	4,150	7,012
Stock compensation	321	425	1,209	1,441	1,626
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,806	2,189	6,486	7,433	8,936
Adjusted EBITDA	30,651	31,061	90,378	96,781	125,527

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Intangible assets, other than goodwill;
•	Pension, postretirement and postemployment benefit plans; and
•	Income taxes.

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

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 29.3 million unique visitors each month with a monthly average of 289.1 million page views. Page views per visit, one metric we use to monitor engagement, increased 6.9% in the 2019 Quarter.

•

Our printed newspapers reach more than 0.7 million households daily and more than 1.0 million on Sunday, with estimated readership totaling three million. Digital only subscribers totaled approximately 79,000, a 72.0% increase over the prior year.

Our products include daily newspapers, websites and mobile applications, mobile news and advertising, video products, a digital marketing agency, digital services including web hosting and content management, niche publications and community newspapers. Our local media operations range from large daily newspapers and their associated digital products, such as the St. Louis Post-Dispatch, to non-daily newspapers with news websites and digital platforms serving smaller communities.

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

As of June 30, 2019, our debt consists of the following:

•

$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $374,420,000 is outstanding at June 30, 2019;

•

$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $0 is outstanding at June 30, 2019; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $84,138,000 is outstanding at June 30, 2019.

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

We may repurchase Notes in the open market at any time. In the 13 weeks ended June 30, 2019 we purchased $10,580,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a loss on extinguishment of debt totaling $238,000 in the 13 weeks ended June 30, 2019 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At June 30, 2019, after consideration of letters of credit, we have approximately $21,685,000 available for future use under our Revolving Facility, which expires December 28, 2019. Including cash, our liquidity at June 30, 2019 totals $35,201,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $125,527,000 for the trailing twelve months ended June 30, 2019, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

At June 30, 2019, the principal amount of our outstanding debt totaled $458,558,000. The June 30, 2019 principal amount of our debt, net of cash, is 3.5 times our trailing twelve months adjusted EBITDA.

Excluding our Revolving Facility, which is undrawn as of June 30, 2019, final maturities of our debt range from March 2022 through December 2022. Our Revolving Facility expires December 28, 2019.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 30, 2019.

13 WEEKS ENDED June 30, 2019

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	June 30, 2019	June 24, 2018	Percent Change
Advertising and marketing services revenue	65,754	73,538	(10.6)
Subscription	46,620	48,165	(3.2)
Other	14,910	10,915	36.6
Total operating revenue	127,284	132,618	(4.0)
Operating expenses:
Compensation	45,373	48,570	(6.6)
Newsprint and ink	5,230	6,442	(18.8)
Other operating expenses	48,157	49,159	(2.0)
Cash costs	98,760	104,171	(5.2)
Total operating revenue less cash costs	28,524	28,447	0.3
Depreciation and amortization	7,347	7,904	(7.0)
Assets loss (gain) on sales, impairments and other, net	(195)	101	NM
Restructuring costs and other	2,792	1,865	49.7
Operating expenses	108,704	114,041	(4.7)
Equity in earnings of associated companies	1,451	1,578	(8.0)
Operating income	20,031	20,155	(0.6)
Non-operating income (expense):
Interest expense	(11,860)	(12,913)	(8.2)
Debt financing and administrative cost	(4,196)	(1,747)	NM
Other, net	3,702	1,227	NM
Non-operating expenses, net	(12,354)	(13,433)	(8.0)
Income before income taxes	7,677	6,722	14.2
Income tax expense	1,505	1,972	(23.7)
Net income	6,172	4,750	29.9
Net income attributable to non-controlling interests	(406)	(292)	39.0
Income attributable to Lee Enterprises, Incorporated	5,766	4,458	29.3
Other comprehensive income (loss), net of income taxes	(122)	27	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	5,644	4,485	25.8
Earnings per common share:
Basic	0.10	0.08	27.3
Diluted	0.10	0.08	27.5

References to the "2019 Quarter" refer to the 13 weeks ended June 30, 2019. Similarly, references to the "2018 Quarter" refer to the 13 weeks ended June 24, 2018. To facilitate a comparison of our results without the impact of acquisitions and dispositions of revenues and expenses, certain revenue and expense trends, as described below, are presented on a same property basis and are calculated as follows:

•	Reported revenue or expenses;
•	Less: revenue or expenses for our 2019 acquisitions; and
•	Less: revenue or expenses from enterprises that were disposed of in 2018.

Operating Revenue

In the 2019 Quarter, advertising and marketing services revenue decreased $7,784,000, or 10.6% compared to the 2018 Quarter. The decrease in advertising and marketing services revenue is due to softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Advertising and marketing services revenue on a same property basis decreased $9,155,000, or 12.4%.

Digital advertising increased 2.8% to $25,448,000 in the 2019 Quarter and represents 38.7% of total advertising revenue.

Subscription revenue decreased $1,545,000, or 3.2%, in the 2019 Quarter. Strategic pricing programs and premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2019 Quarter. Sunday circulation totaled 1.0 million. Digital only subscribers totaled approximately 79,000, a 72.0% increase over the prior year. Subscription revenue on a same property basis decreased $2,566,000 or 5.3%.

Other revenue, which consists of digital services, Management Agreement revenue, commercial printing, revenue from delivery of third party products and the sale of books, increased 36.6% in the 2019 Quarter. The increase was driven by growth at TownNews as well as $3,539,000 in Management Agreement revenue from BH Media.

Excluding intercompany activity, total revenue at TownNews increased 35.7% in the 2019 Quarter due to a growing broadcast customer base, gaining print market share and the impact of the GTxcel acquisition. On a stand alone basis, total revenue at TownNews totaled $22,141,000 over the last twelve months.

In the 2019 Quarter, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 29.3 million unique visitors with 289.1 million page views, a 7.5% increase in page views compared to the 2018 Quarter. Increased audience engagement is driving a higher number of pages viewed per user session in the 2019 Quarter. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2019 Quarter decreased 4.7%. Cash costs decreased 5.2% compared to the prior year quarter.

Compensation expense decreased $3,197,000, or 6.6% driven by an 8.0% decline in average full-time equivalent employees. Continued business transformation affected the number of full-time equivalents in the 2019 Quarter.

Newsprint and ink costs decreased $1,212,000, or 18.8%, due to decreases in newsprint prices and an 11.6% decrease in newsprint volume. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint prices on our business.

Other operating expenses for the 2019 Quarter decreased $1,002,000, or 2.0%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

On a same property basis, cash costs were down $7,950,000 or 7.6% in the 2019 quarter. We expect cash costs on a same property basis to be down 4.75 - 5.5% in fiscal year 2019, an improvement from our previous cost guidance.

Depreciation expense decreased $459,000, or 12.7%, and amortization expense decreased $98,000, or 2.3%, in the 2019 Quarter.

Assets loss (gain) on sales, impairments and other, was a net gain of $195,000 in the 2019 Quarter compared to a net loss of $101,000 in the 2018 Quarter. Restructuring costs and other totaled $2,792,000 and $1,865,000 in the 2019 Quarter and 2018 Quarter, respectively.

Results of Operations

The factors noted above resulted in operating income of $20,031,000 in the 2019 Quarter compared to $20,155,000 in the 2018 Quarter.

Equity in earnings of TNI and MNI decreased $127,000 in the 2019 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,053,000, or 8.2%, to $11,860,000 in the 2019 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 10.0% at the end of the 2019 Quarter.

We recognized $4,196,000 of debt financing and administrative costs in the 2019 Quarter compared to $1,747,000 in the 2018 Quarter. The increase in the 2019 Quarter is primarily driven by write-offs associated with the current year debt repurchases totaling $10,580,000. In addition, we recorded an out of period adjustment in the 2019 Quarter totaling $1,309,000 as discussed in Note 5. The majority of the costs represent amortization of refinancing costs paid in 2014.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants.

We recorded $712,000 of other periodic pension benefits in the 2019 Quarter and $708,000 in the 2018 Quarter.

Due to the fluctuation in the price of our Common Stock, we recorded non-operating income of $3,062,000 in the 2019 Quarter and $405,000 in the 2018 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recorded an income tax expense of $1,505,000, or 19.6% of pretax income in the 2019 Quarter. For the 13 weeks ended June 24, 2018, we recognized an income tax expense of $1,972,000, or 29.3%, of pretax income.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the fair value adjustments of our Warrants on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
		June 30, 2019		June 24, 2018
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	5,766	0.10	4,458	0.08
Adjustments:
Warrants fair value adjustment	(3,062)	(0.05)	(405)	(0.01)
Income attributable to Lee Enterprises, Incorporated, as adjusted	2,704	0.05	4,053	0.07

39 WEEKS ENDED JUNE 30, 2019

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Share Data)	June 30, 2019	June 24, 2018	Percent Change
Total advertising and marketing services revenue	204,651	229,751	(10.9)
Subscription	137,965	142,405	(3.1)
Other	43,573	32,052	35.9
Total operating revenue	386,189	404,208	(4.5)
Operating expenses:
Compensation	140,197	149,551	(6.3)
Newsprint and ink	17,394	17,920	(2.9)
Other operating expenses	145,915	148,830	(2.0)
Cash costs	303,506	316,301	(4.0)
Total operating revenue less cash costs	82,683	87,907	(5.9)
Depreciation and amortization	22,263	23,973	(7.1)
Assets loss (gain) on sales, impairments and other	(212)	(1,197)	(82.3)
Restructuring costs and other	5,612	4,150	35.2
Operating expenses	331,169	343,227	(3.5)
Equity in earnings of associated companies	5,298	5,569	(4.9)
Operating income	60,318	66,550	(9.4)
Non-operating income (expense):
Interest expense	(36,256)	(39,837)	(9.0)
Debt financing and administrative cost	(6,053)	(4,061)	49.1
Other, net	2,730	3,168	(13.8)
Non-operating expenses, net	(39,579)	(40,730)	(2.8)
Income before income taxes	20,739	25,820	(19.7)
Income tax expense (benefit)	6,175	(16,791)	NM
Net income	14,564	42,611	(65.8)
Net income attributable to non-controlling interests	(1,115)	(911)	22.4
Income attributable to Lee Enterprises, Incorporated	13,449	41,700	(67.7)
Other comprehensive income (loss), net of income taxes	(365)	18	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	13,084	41,718	(68.6)
Earnings per common share:
Basic	0.24	0.76	(68.3)
Diluted	0.24	0.75	(68.1)

References to the "2019 Period" refer to the 39 weeks ended June 30, 2019. Similarly, references to the "2018 Period" refer to the 39 weeks ended June 24, 2018. To facilitate a comparison of our results without the impact of acquisitions and dispositions of revenues and expenses, certain revenue and expense trends, as described below, are presented on a same property basis and are calculated as follows:

•	Reported revenue or expenses;
•	Less: revenue or expenses for our 2019 acquisitions; and
•	Less: revenue or expenses from enterprises that were disposed of in 2018.

Operating Revenue

In the 2019 Period, advertising and marketing services revenue decreased $25,100,000, or 10.9%, compared to the 2018 Period. The decrease in advertising and marketing services revenue is due to softness in print advertising demand resulting in reduced advertising volume primarily from large retail, big box stores and classifieds. Advertising and marketing services revenue on a same property basis decreased $26,807,000 or 11.7%.

Digital advertising increased 5.3% to $75,011,000 in the 2019 Period and represents 36.7% of total advertising and marketing services revenue. Digital retail advertising, which represents 62.8% of total digital advertising, increased 6.2% partially offsetting print declines.

Subscription revenue decreased $4,440,000, or 3.1%, in the 2019 Period. Strategic pricing programs and premium content helped offset lower paid circulation units. Our average daily newspaper circulation, including TNI, MNI and digital subscribers, totaled 0.7 million in the 2019 Period. Sunday circulation totaled 1.0 million. Subscription revenue on a same property basis decreased $5,902,000 or 4.2%.

Other revenue, which consists of digital services, Management Agreement revenues, commercial printing, revenue from delivery of third party products and the sale of books, increased 35.9% in the 2019 Period. The increase was driven by growth at TownNews as well as $9,989,000 in Management Agreement revenue from BH Media. In the first year of the Management Agreement, the year ended June 30, 2019, we earned $11,320,000 in total Management Agreement revenue.

Excluding intercompany activity, total revenue at TownNews increased 30.6% in the 2019 Period, due to growing broadcast customer base, gaining print market share and the impact of the GTxcel acquisition. On a stand alone basis, total revenue at TownNews totaled $22,141,000 over the last twelve months. In the 2019 Period, our mobile, tablet, desktop and app sites, including TNI and MNI, attracted a monthly average of 29.5 million unique visitors with 292.1 million page views, a 12.6% increase in page views compared to the 2018 Period. Increased audience engagement is driving a higher number pages viewed per user session in the 2019 Period. Research in our larger markets indicates we are maintaining our share of audience in our markets through the combination of strong digital audience growth and print newspaper readership.

Operating Expenses

Operating expenses for the 2019 Period decreased 3.5% and cash costs decreased 4.0%. On a same property basis, cash costs were down $16,382,000 or 5.2% in the 2019 Period compared to the 2018 Period.

Compensation expense for the 2019 Period decreased $9,354,000, or 6.3%, driven by a decline of 10.3% in average full time equivalent employees.

Newsprint and ink costs for the 2019 Period decreased $526,000, or 2.9%, due to 11.2% reduction in newsprint volume from unit declines partially offset by higher prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses for the 2019 Period decreased $2,915,000, or 2.0%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components of these costs include delivery, postage, outsourced printing, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs offset in part by higher costs associated with growing digital revenue and outsourcing.

Depreciation expense decreased $1,546,000, or 14.0%, and amortization expense decreased $164,000, or 1.3% in the 2019 Period.

Assets loss (gain) on sales, impairments and other, was a net gain of $212,000 in the 2019 Period compared to a net gain of $1,197,000 in the 2018 Period. The net gain in the 2018 Period includes curtailment gains of $2,031,000. In the 2019 Period, we recorded an estimated withdrawal liability of $500,000 related to one of our multi-employer plans, which is included in restructuring costs and other.

Restructuring costs totaled $5,612,000 and $4,150,000 in the 2019 Period and 2018 Period, respectively. The majority of restructuring costs relate to severance and a partial withdrawal liability related to one of our multi employer pension plans.

Results of Operations

The factors noted above resulted in operating income of $60,318,000 in the 2019 Period compared to $66,550,000 in the 2018 Period.

Equity in earnings in associated companies decreased $271,000 in the 2019 Period.

Nonoperating Income and Expense

Interest expense decreased $3,581,000, or 9.0% to $36,256,000 in the 2019 Period due to lower debt balances.

We recognized $6,053,000 of debt financing and administrative costs in the 2019 Period compared to $4,061,000 in the 2018 Period. The increase in the 2019 Period is primarily driven by write-offs associated with the current year debt repurchases totaling $10,580,000. In addition, we recorded an out of period adjustment in the 2019 Period totaling $1,145,000 as discussed in Note 5. The majority of the costs represent amortization of refinancing costs paid in 2014.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $2,135,000 of other periodic pension benefits in the 2019 Period and $2,123,000 in the 2018 Period. We recorded non-operating income of $389,000 in 2019 Period and $529,000 in the 2018 Period, related to the changes in the value of the Warrants.

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

We recorded an income tax expense of $6,175,000, or 29.8% of pretax income in the 2019 Period. For the 39 weeks ended June 24, 2018, we recognized a $16,791,000 income tax benefit. Excluding the transitional impact from the 2017 Tax Act, the effective income tax rate for the 39 weeks ended June 24, 2018 was 31.3%.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the 2017 Tax Act as well as the warrant fair value adjustments on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

			39 Weeks Ended
	June 30, 2019		June 24, 2018
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	13,449	0.24	41,700	0.75
Adjustments:
Warrants fair value adjustment	(389)	(0.01)	(529)	—
Income tax effect of 2017 Tax Act	—		(24,872)	(0.45)
Income attributable to Lee Enterprises, Incorporated, as adjusted	13,060	0.22	16,299	0.29

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $43,786,000 in the 2019 Period compared to $57,033,000 in the 2018 Period. Net income for the 2019 Period totaled $14,564,000 compared to $42,611,000 in the 2018 Period. The decrease in cash provided by operating activities in the 2019 Period is mainly attributed to year over year changes in operating income as well as increased income tax payments.

Investing Activities

Cash required for investing activities totaled $7,911,000 in the 2019 Period compared to $2,076,000 in the 2018 Period. Capital spending totaled $3,753,000 in the 2019 Period compared to $4,281,000 in the 2018 Period. We spent $5,274,000 on acquisitions in the 2019 Period.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $8,000,000 in 2019, and other requirements, will be available from internally generated funds or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $27,739,000 in the 2019 Period and $49,549,000 in the 2018 Period. Debt reduction accounted for the majority of the usage of funds in both the 2019 Period and the 2018 Period.

Liquidity

At June 30, 2019, after consideration of letters of credit, we have approximately $21,685,000 available for future use under our Revolving Facility. Including cash and availability under our Revolving Facility, our liquidity at June 30, 2019 totals $35,201,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000. On July 31, 2019, our liquidity was reduced by $4.1 million due to a reduction in availability under our Revolving Facility.

Our Revolving Facility expires December 28, 2019.

At June 30, 2019, the principal amount of our outstanding debt totals $458,558,000. The June 30, 2019 principal amount of debt, net of cash, is 3.5 times our trailing 12 months adjusted EBITDA.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at June 30, 2019.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At June 30, 2019, we had no floating debt outstanding. We have no interest rate hedging in place.

COMMODITIES

Newsprint prices decreased during the June 2019 Quarter as a result of declining domestic and export demand.

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

SENSITIVITY TO CHANGES IN VALUE

Our debt consists of $374,420,000 principal amount of the Notes and $84,138,000 principal amount under the 2nd Lien Term Loan, which are subject to fixed interest rates. At June 30, 2019, based on an average of private market price quotations, the fair values were $381,440,375 and $83,927,867 for the Notes and 2nd Lien Term Loan, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 9, 2019
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)