Form 10-K
period 2019-09-29
LEE ENTERPRISES, Inc
filed 2019-12-13
CIK 58361

Table of Contents

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 29, 2019

 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)

4600 E 53rd Street, Davenport, Iowa 52807

(Address of principal executive offices)

 (563) 383-2100

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock - $0.01 par value	LEE	New York Stock Exchange

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

As of March 31, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $174,880,560 based on the closing sale price as reported on the New York Stock Exchange. As of November 30, 2019, Common Stock $0.01 par value were 57,609,582 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2020 are incorporated by reference in Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant's Definitive Proxy Statement shall not be deemed to be a part of this report.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2019", "2018", "2017" and the like refer to the fiscal years ended the last Sunday in September.

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated ("Company", "we" or "our") is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 50 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 20 states.

Our products include print and digital editions of daily, weekly and monthly newspapers and niche publications. All of our products offer print and digital editions, and our content and advertising is available in real time through our websites and mobile apps. We provide marketing services, predominately through our digital marketing agency, Amplified Agency, and through one of our subsidiaries, TownNews, we provide web hosting and content management services for our media operations and 2,000 other content producers who rely on TownNews for their web, Over-the-top display ("OTT"), mobile, video and social media products.

Our local media operations range from large daily newspapers and the associated digital products, such as the St. Louis Post-Dispatch, to non-daily newspapers with news websites and digital platforms serving smaller communities.

As the leading provider of local news, information and a major source of advertising in our markets we aim to grow our business through three main categories: subscriptions with consumers, local retail accounts and digital services.

•	We are committed to a business strategy that drives audience growth and engagement by delivering valuable, intensely local, original news and information to consumers.

•

Local, controllable retail accounts - those in which our local sales teams have direct contact with the advertising decision makers - are the core of our business. This segment represents more than 50% of advertising revenue and we believe we can improve revenue trends in this category as we have unmatched audience reach through our print and digital product offerings.

•

TownNews represents a powerful opportunity for us to drive additional digital revenue by providing state-of-the-art web hosting and content management services to nearly 2,000 other media organizations including broadcast.

Our local media operations generate revenue primarily through print and digital advertising, digital marketing services, subscriptions to our publications and digital services, primarily through TownNews. Our operations also provide commercial printing, distribution of third party publications and management services to other local media operations.

Advertising and Marketing Services - Approximately 52% of our 2019 revenue was derived from advertising and marketing services. The following broadly define major categories of advertising and marketing services revenue:

Local retail advertising is revenue earned from top local accounts and Small to Medium Businesses (SMBs) in our markets and takes the form of display advertising in daily and non-daily publications, from preprinted advertising inserted in the publication, and display advertising delivered on our owned and operated websites.

Classified advertising includes major categories of employment, real estate, automotive, obituaries and legal notices. Advertising for classifieds is published in both the print and digital editions of our products and is also posted on our websites and mobile applications.

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

Marketing services represents a complete suite of services including events, contests and digital promotions offered in our local markets through Amplified Agency.

Our sales force uses a multi-platform sales approach that maximizes audience reach for our advertisers by tailoring advertising and marketing services packages based on the size and scale of the advertiser. Through Amplified Agency we create sophisticated digital campaigns on our owned and operated sites and on third party inventory that give advertisers the ability to target their message. We partner with Google to provide key metrics and analytics to measure campaign effectiveness.

Our advertising revenues are subject to seasonality due primarily to fluctuations in advertising spend. Advertising revenue is typically highest in our first quarter due to holiday and seasonal advertising and lowest in the second quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Subscription Revenue - Approximately 37% of our 2019 revenue was derived from subscriptions to our print and digital products. Subscription revenue is earned primarily from our News+ membership platform, which offers different rewards, benefits and access to content through five different membership levels. Three levels include full access, where members receive print and digital access to our leading local news, information and advertising content, and two levels include digital-only access. We also earn subscription revenue from the sale of single copy editions.

We reach 77% of all adults in our larger markets through a combination of our print and digital content offerings.

•	Our printed newspapers reach almost 700,000 households daily and more than 1 million on Sunday, and more than 265,000 users access our digital e-edition.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 29.3 million unique visitors each month with a monthly average of 286.9 million page views. Page views per session, one metric we use to monitor engagement, increased 10.2% in 2019.

•	As of September 29, 2019, we have 91,000 digital only subscribers, a 79.1% increase over 2018. News+ full access members also have access to, and use, our digital content.

Digital Services Revenue – Approximately 4% of our revenue is derived from digital services, most of which is revenue from TownNews. TownNews, operated through our 82.5% owned subsidiary INN Partners, L.C., is a leading provider of integrated digital publishing and content management solutions, and offers a state-of-the-art platform for creating, distributing and monetizing multimedia content.

•

TownNews is the engine that powers our digital products. In addition to us, TownNews services nearly 2,000 daily and weekly newspapers as well as universities, television stations and niche publications.

•	Including revenue generated from our markets, total revenue at TownNews grew almost 20% in 2019 and totaled $22.6 million.

•

With strong product offerings, investments in video and streaming technology and a diversifying customer base into broadcast, TownNews is positioned to continue to be a key component to our growth strategy.

Other Revenue - Other revenue, excluding digital services revenue, is comprised mainly of revenue from our management agreement with BH Media Group, Inc (“BHMG”), commercial printing and delivery of third party products. Other revenue represents 7% of our business.

Our operating costs are primarily compensation, newsprint, delivery and digital costs. Over the past several years we have adjusted our business model to create operational efficiencies and significantly reduce our cost structure.

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

Our local media operations compete with other media and digital companies for advertising and marketing spend as well as other news and information outlets for subscription spend. While very few of our local media operations have similar daily print competitors that are published in the same city, our local media operations compete with the following types of businesses:

•

Other media including magazines, radio, television, outdoor/billboard advertising, other classified and specialty publications, other print publications both free and paid, direct mail, directories, and national, regional and local advertising websites and content providers.

The number of competitors in any given market varies, however all of the forms of competition noted above exist to some degree in all of our markets.

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange ("NYSE") in 1978.

Our ability to operate as a going concern is dependent on our ability to repay, refinance or amend our debt agreements as they become due, and remain in compliance with debt covenants. We are in compliance with our debt covenants as of September 29, 2019. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 4 and 5 of the Notes to Consolidated Financial Statements, included herein, for additional information.

STRATEGIC INITIATIVES

Key elements of our strategy are as follows:

Comprehensive Local News That Drives Frequency and Engagement. We drive frequency and engagement with our products by delivering valuable, intensely local, original news and information that we believe in many cases our audiences cannot otherwise readily obtain. Our talented news and editorial staff provide constant, real-time local news with significant breadth, depth and reliability. We believe the strength of our local brands is the result of the quality of our news gathering staff. This allows us to provide the most comprehensive coverage of local news in our markets. In most of our markets, we are the leading source of print and digital news and information.

We are focused on continually improving the functionality and design of all our news platforms, allowing us to provide greater depth of coverage and increasing reader engagement. Our local news teams leverage many centralized resources including teams that are responsible for design, national news, syndicated content, digital content, video and data analytics. We are providing our journalists with tools to give them real-time information about audience engagement on our digital platforms. This helps inform their decisions on both presentation and coverage. Driving efficiencies within all of these areas allows for more robust local news content.

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

Become Predominately Digital Revenue Driven. Our digital businesses have experienced rapid growth, and since 2011 total digital revenue, which includes digital advertising, digital only subscription revenue and digital services revenue, increased at a compound annual growth rate of 10.9%. In 2019, total digital revenue grew 4.0% and totaled $144,646,000 or 28.4% of our total operating revenue. The increase was fueled by growing our digital audiences, increases in our rates, 79.1% growth in digital only subscribers and rapid growth at TownNews.

We are growing digital revenue by offering an expansive array of digital products including: video, behavioral targeting, audience retargeting, banner ads, social networking, and digital couponing. Through Amplified Agency, we provide digital marketing services to SMBs, including Search Engine Marketing (SEM), social media, audience extension, business profiles, and website hosting and design.

We believe that these innovative solutions will continue to drive meaningful new opportunities for us to grow our digital marketing revenue. We also continue to expand our array of digital products to address advertisers' evolving needs and contend with competition while seeking to increase our share of advertising and marketing services spending from existing customers.

Growing digital subscribers is another key to becoming predominately digital revenue driven. Our digital audiences are comprised of full access members, digital only members and non-members who access our site subject to our paywall limits. More than 60% of our full access members have activated their digital access, and the number of digital only members increased 79.1% in 2019. In 2019, we averaged 29,334,000 monthly unique visitors across all of our digital products and as of September 29, 2019, we had 91,000 digital only members.

In 2020, we expect to increase our investment in growing our audiences by using data and analytics to drive our acquisition strategy. Our primary acquisition tactics include sophisticated data-mining techniques leveraging both online and offline consumer behaviors to target full access and digital-only subscription offers. These targeted offers are presented to consumers via integrated marketing campaigns including email, on-site messaging, direct mail, social media and other sales channels designed to maximize exposure and increase response rate.

We believe TownNews represents a powerful opportunity for us to drive additional digital revenue. In 2019, revenue at TownNews totaled almost $23,000,000 and since 2011 the compounded annual growth rate of TownNews revenue has been 10.9%.

In 2018, TownNews expanded its broadcast and video capabilities by acquiring an acclaimed video management and streaming solution for media operations. The investment allows TownNews’ customers to have broadcast quality video available for desktop, mobile and OTT applications. TownNews leveraged these investments to diversify its customer base to include broadcast customers.

In 2019, TownNews acquired a wordpress-based content management system ("CMS") business, which helped broaden product offerings and gain additional broadcast customers. In 2020, we believe TownNews is poised for continued growth.

Accelerate Local Retail Performance. Local, controllable retail accounts - those in which our local sales teams have direct contact with the advertising decision makers - are the core of our business. This revenue category represents more than 50% of advertising revenue and is comprised of top local accounts and SMBs. Our historical financial results for this revenue category are better than our overall results. We believe we can accelerate financial performance in this revenue category as we have unmatched audience reach in our local markets through our print and digital product offerings.

•	Our local sales forces are larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets.

•	We have strong relationships with businesses in our markets and offer a wide array of products to deliver our advertisers' message.

•	Our sales executives pitch the power of our audiences directly to local decision makers.

In 2020, our tactics to drive digital advertising revenue are focused on:

•

Top local account management. Top local accounts are a subset of local retail and this category represented 20.7% of our total advertising revenue in 2019. In 2020 we expect to better align sales management talent and resources towards these higher value local retail accounts in an effort to drive revenue.

•	Drive advertiser retention among SMBs through tracking KPIs focused on customer frequency and engagement.

•

Expand on the success of Amplified Agency. Launched company-wide in 2019, the Amplified Agency is a sophisticated data-driven digital marketing agency. Revenue generated from the agency increased 29% in 2019 and we believe the Amplified Agency will continue to drive revenue growth in 2020.

Generate Strong Adjusted EBITDA(1) With A Commitment To Reduce Our Debt. We expect to continue to drive strong Adjusted EBITDA through steadfast focus on driving revenue and continued rationalization of our legacy cost base. In 2019, on a same property basis we reduced cash costs(1) 5.9%. With a substantial portion of our cost base tied to printing and distributing our printed products, we expect to continue to implement cost efficiencies while investing in revenue drivers.

We anticipate modest capital expenditures and pension contributions, and we expect to continue to use substantially all of our available cash flow to reduce debt.

The principal amount of debt was reduced by $41.2 million in 2019 with a total debt balance of $443.6 million as of September 29, 2019. Since 2005, we have reduced debt by more than $1 billion and we expect to continue to significantly reduce our debt in 2020. As a result of our debt reductions, interest expense was reduced by $5.4 million in 2019 compared to 2018, providing additional free cash flow for debt service and other corporate uses.

(1) See "Non-GAAP Financial Measures: in Item 7, included herein, for additional information.

PULITZER

In 2005, we acquired Pulitzer Inc. (“Pulitzer”). We currently publish 9 daily newspapers that were acquired from Pulitzer and more than 60 weekly newspapers and specialty publications. Pulitzer also includes our 50% interest in TNI, as discussed more fully below.

Pulitzer newspapers' largest operations include Bloomington, Illinois and St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the St. Louis Post-Dispatch, our only major daily newspaper, which serves the greater St. Louis metropolitan area. St. Louis newspaper operations also include a variety of specialty publications, and supports its related digital products as well as the Suburban Journals of Greater St. Louis, a group of weekly newspapers and niche publications that focus on separate communities within the metropolitan area.

The 2005 acquisition was financed primarily with debt. The second lien term loan lenders have a first lien on Pulitzer assets. Excess cash flow from Pulitzer, as defined in the Second Lien Loan Agreement, and cash flow from Pulitzer asset sales are used to pay down the second lien term loan, at par.

TNI Partners

In conjunction with the Pulitzer acquisition we obtained a 50% interest in TNI, the Tucson, Arizona newspaper partnership. TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”) and Citizen Publishing Company (“Citizen”), the owner of the remaining 50%, a subsidiary of Gannett Co., Inc., (“Gannett”), is responsible for printing, delivery, advertising and subscription activities of the Arizona Daily Star and the Tucson Citizen. In May 2009, Citizen discontinued print publication of the Tucson Citizen and in 2014 stopped publishing its digital product.

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

MADISON NEWSPAPERS

We own 50% of the capital stock of Madison Newspapers, Inc. (MNI) and 8.7% of the total stock of The Capital Times Company (“TCT”). TCT owns 50% of the capital stock of MNI. MNI publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and supports their related digital products. MNI conducts business under the trade name Capital Newspapers. We have a contract to furnish the editorial and news content for the Wisconsin State Journal, which is published by MNI, and periodically provide other services to MNI for a fee. Results of MNI are accounted for using the equity method. Net income or loss of MNI (after income taxes) is allocated equally to the Company and TCT. MNI makes quarterly dividend payments to the Company and TCT.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)		2019 Monthly Average ('000s) (7)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

St. Louis Post-Dispatch (3)	stltoday.com	St. Louis, MO	84,657	336,636	6,234	66,170
Arizona Daily Star (5) (3)	azstarnet.com	Tucson, AZ	40,593	83,454	1,603	13,310
Capital Newspapers (4)
Wisconsin State Journal	madison.com	Madison, WI	51,401	60,789	2,147	13,127
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	3,968	—	93	731
Portage Daily Register	wiscnews.com/pdr	Portage, WI	2,211	—	246	1,307
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,203	—	128	681
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	40,328	52,276	1,772	30,054
Quad Cities Group
Quad-City Times	qctimes.com	Davenport, IA	26,836	28,372	782	6,837
Dispatch-Argus	qconline.com	Moline, IL	50,145	17,939	357	3,353
Muscatine Journal	muscatinejournal.com	Muscatine, IA	3,659	—	80	636
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	34,462	40,930	1,872	21,995
Columbus Telegram (6)	columbustelegram.com	Columbus, NE	3,869	—	164	1,198
Fremont Tribune (6)	fremonttribune.com	Fremont, NE	3,334	—	148	1,129
Beatrice Daily Sun (6)	beatricedailysun.com	Beatrice, NE	2,479	—	84	577
Central Illinois Newspaper Group
The Pantagraph (3)	pantagraph.com	Bloomington, IL	17,848	21,336	624	8,270
Herald & Review	herald-review.com	Decatur, IL	11,787	18,033	518	4,751
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	6,236	—	165	1,534
Racine/Kenosha Group
The Journal Times	journaltimes.com	Racine, WI	14,163	15,482	512	6,594
Kenosha News	kenoshanews.com	Kenosha, WI	14,165	16,486	204	1,984
Billings Gazette	billingsgazette.com	Billings, MT	21,847	23,123	1,232	11,257
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	29,016	22,443	595	5,799
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	13,737	16,144	569	6,874
Winona Daily News	winonadailynews.com	Winona, MN	3,796	3,935	169	1,905
The Chippewa Herald (6)	chippewa.com	Chippewa Falls, WI	1,617	—	160	1,445
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	17,177	18,627	552	6,271
Helena/Butte Group
Independent Record (6)	helenair.com	Helena, MT	8,800	10,192	392	3,927
Montana Standard (6)	mtstandard.com	Butte, MT	7,424	8,310	287	2,879
Missoula Group
Missoulian (6)	missoulian.com	Missoula, MT	13,979	16,195	650	4,765
Ravalli Republic (6)	ravallinews.com	Hamilton, MT	1,796	1,343	94	455
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	16,871	17,427	550	4,010

			Average Units (1)		2019 Monthly Average ('000s) (7)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

Casper Star-Tribune	trib.com	Casper, WY	16,575	17,011	519	3,562
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	13,817	16,853	533	4,757
The Post-Star	poststar.com	Glens Falls, NY	13,721	15,733	663	7,703
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	7,743	8,020	224	2,079
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	7,170	7,174	244	1,993
The Southern Illinoisan	thesouthern.com	Carbondale, IL	8,654	13,719	400	2,404
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	17,492	10,978	364	2,820
Elko Daily Free Press (6)	elkodaily.com	Elko, NV	2,933	—	185	1,651
The Daily News	tdn.com	Longview, WA	13,587	10,608	257	1,944
Globe Gazette	globegazette.com	Mason City, IA	7,267	8,521	317	4,531
Napa Valley Register (3)	napavalleyregister.com	Napa, CA	7,965	7,903	428	3,634
Arizona Daily Sun (3) (6)	azdailysun.com	Flagstaff, AZ	7,011	7,072	329	1,868
The Times and Democrat (6)	thetandd.com	Orangeburg, SC	6,084	6,218	328	2,751
The Citizen (6)	auburnpub.com	Auburn, NY	5,210	5,867	298	2,925
Santa Maria Times (3) (6)	santamariatimes.com	Santa Maria, CA	5,206	4,460	388	2,569
The Sentinel (6)	cumberlink.com	Carlisle, PA	6,086	—	264	1,968
The World (3)	theworldlink.com	Coos Bay, OR	3,705	—	120	705
Daily Journal (3) (6)	dailyjournalonline.com	Park Hills, MO	2,803	—	226	1,901
The Sentinel (3)	hanfordsentinel.com	Hanford, CA	2,651	—	169	970
			706,084	969,609	29,239	286,560

(1)	Source: AAM: September 2019 Quarterly Executive Summary Data Report, unless otherwise noted.
(2)	Not all newspapers are published Monday through Saturday.
(3)	Owned by Pulitzer Inc.
(4)	Owned by MNI.
(5)	Owned by Star Publishing and published through TNI.
(6)	Source: Company statistics.
(7)	Excludes Agri-Media sites

NEWSPRINT

The raw material of newspapers, and our other print publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates, tariffs and both foreign and domestic production capacity and consumption. Price fluctuations can affect our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

EXECUTIVE TEAM

The following table lists our current executive team members:

		Service	Named
		With The	To Current
Name	Age	Company	Position	Current Position

Kevin D. Mowbray	57	September 1986	February 2016	President and Chief Executive Officer
Joseph J. Battistoni	36	March 2014	November 2019	Vice President - Local Advertising
Nathan E. Bekke	50	January 1992	February 2015	Vice President - Consumer Sales and Marketing
Ray G. Farris	63	October 2006	December 2018	Vice President - Group Publisher
Suzanna M. Frank	49	December 2003	March 2008	Vice President - Audience
Astrid J. Garcia	69	December 2006	December 2013	Vice President - Human Resources and Legal
James A. Green	53	March 2013	March 2013	Vice President - Digital
John M. Humenik	56	December 1998	February 2015	Vice President - News
Timothy R. Millage	38	March 2010	August 2018	Vice President - Chief Financial Officer and Treasurer
Douglas L. Ranes	69	February 2005	November 2019	Vice President - Production Operations
Michele Fennelly White	57	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer

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

Joseph J. Battistoni was appointed Vice President - Local Advertising in November 2019. From February 2018 to November 2019, he served as General Manager and Vice President - Sales and Marketing for The Times Media Company. From October 2015 to February 2018, he served as Vice President of Sales and Marketing. From March 2014 to October 2015, he served as Digital Advertising Director.

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

Douglas L. Ranes was appointed Vice President - Production Operations in November 2019. From June 2014 to November 2019, he served as Director of Production. From February 2005 to June 2012 he serve as Director of Operations for The North County Times and The Northwest Indiana Times.

Messrs. Mowbray, Bekke, Farris, Green, Humenik and Millage have been designated by the Board of Directors as executive officers for US Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 29, 2019, we had approximately 2,954 employees, including approximately 622 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2019 totaled approximately 2,786. We consider our relationships with our employees to be good.

Bargaining units represent 283, or 69%, of the total employees of the St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates from March 2020 through September 2021.

Approximately 55 employees in four additional locations are represented by collective bargaining units.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

We have a long history of sound corporate governance practices. Our Board of Directors has a lead independent director, and has had one for many years. Currently, our Board of Directors has affirmatively determined that seven of its ten members are independent, including all members of the Board's Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.

In 2019, the Company enhanced corporate governance practices to further increase the Board’s effectiveness and accountability to shareholders, by:

•	Adopting a majority voting standard for the election of directors in uncontested elections;
•	Allowing proxy access, providing shareholders who satisfy the requirements specified in the amended bylaws the ability to include their own nominees in the Company’s proxy statement;
•	Allowing substantially more time for shareholders to submit proposals and director nominations for consideration at annual meetings; and
•	Demonstrating a commitment to board refreshment through the nomination of three new independent board members.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This annual report ("Annual Report") contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Our ability to generate cash flows and maintain liquidity sufficient to service our debt;
•	Our ability to comply with the financial covenants in our credit facilities;
•	Our ability to refinance our debt as it comes due;
•	Our ability to manage declining print revenue;
•	That the warrants issued in our refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Change in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Legislative and regulatory rulings;
•	Our ability to achieve planned expense reductions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on the NYSE;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents, including this Annual Report and particularly in "Risk Factors", Part I, Item 1A herein.

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

ITEM 1A. RISK FACTORS

The following material risk factors pertain to matters to which there is a substantial likelihood that a potential investor would attach importance in determining whether to purchase the Company’s stock.

Our advertising revenues may decline due to weakness in the brick and mortar retail sector.

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

Currently, our primary source of revenue is from advertising and marketing services, which accounts for 52% of our revenue. Subscription revenue accounts for more than 36% of our revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations developing the habit of consuming news through digital media. In addition, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.

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

We are subject to significant financial risk as a result of our $444 million in total consolidated debt.

We have $443.6 million of debt outstanding as of September 29, 2019, as discussed more fully below (and certain capitalized terms used below defined) in Item 7,"Liquidity" and Note 5 of the Notes to Consolidated Financial Statements, included herein.

As of September 29, 2019, our debt consists of the following:

•

$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the "Notes") due March 2022, pursuant to an Indenture dated as of March 31, 2014 (the "Indenture"), of which $363,420,000 is outstanding;

•	$23,120,000 revolving credit facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (as amended November 1, 2019, the “1st Lien Credit Facility”), which is undrawn; and

•	$150,000,000 12.0% second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “2nd Lien Term Loan”) due December 2022, of which $80,207,000 is outstanding.

We have reduced debt by $41.2 million in 2019 and $173.5 million over the last three fiscal years. Despite the significant reduction, our debt, net of cash, is 3.6 times adjusted EBITDA of $121.5 million in 2019. This level of debt increases our vulnerability to general adverse economic and industry conditions. Higher leverage ratios, our economic performance, our credit ratings, adverse financial markets or other factors could adversely affect our future ability to refinance our maturing debt on commercially acceptable terms, or at all.

We may have insufficient earnings or liquidity to meet our future debt obligations.

At September 29, 2019, after consideration of letters of credit, we had approximately $17,644,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 29, 2019 totaled $26,289,000. This liquidity amount excludes any future cash flows. Our Adjusted EBITDA has been strong and has exceeded $121 million in each year from 2011 through 2019, but there can be no assurance that such results will continue.

At September 29, 2019, the principal amount of our outstanding debt totaled $443,627,000. At September 29, 2019 and September 30, 2018 our debt, net of cash, was 3.6 times our Adjusted EBITDA in both years.

Our 1st Lien Term Loan, entered into on March 31, 2014, was paid in full in November 2018 ahead of the original due date of March 2019. Final maturities of our other debt range from March 2022 through December 2022. The Revolving Facility matures on December 28, 2020. We expect to amend and extend our Revolving Facility prior to its maturity.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan if an event of default, as defined in the respective debt agreements, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lenders to exercise their remedies under the Notes, 1st Lien Credit Facility and 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate the repayment of all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants as of September 29, 2019. The ability to make payments on our indebtedness or refinance our indebtedness prior to when it comes due may be affected by events beyond our control, including prevailing economic, financial, competitive, business, legislative, regulatory and industry conditions.

The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan each contain restrictive covenants that limit our ability to grow our business or return capital to our stockholders.

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

Subject to certain exceptions, these covenants limit and/or restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments, loans or acquisitions;

•	transfer or sell assets; and

•	make certain restricted payments, including repurchases of outstanding common stock and dividends.

The restrictions described above may interfere with our ability to obtain new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity.

The Company may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate.

It is anticipated that LIBOR will be discontinued as of the year ending 2021. The expected discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could have an impact on and risk to the Company if not completed in a timely manner. The Company has already begun to address this risk by amending its loan documents to include an alternative benchmark interest rate.

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

•	Our inability to increase our digital presence and visibility, which also may reduce our traffic levels;

•	Our inability to maintain and improve the performance of our customers' advertising on our digital properties; and

•	Technology developed to block the display of advertising on websites could proliferate, impairing our ability to generate digital revenues;

•	Mobile devices, including smartphones and tablets, may present challenges for traditional display advertising;

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

In the 13-weeks ended September 29, 2019, 29.3% of our revenue was obtained from digital sources, including advertising and one of our businesses, TownNews, that provides digital infrastructure and digital publishing services for us and other companies.

We use technology in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks, including the misappropriation of personally identifiable information that we store and manage and disabling or taking over our websites, which contain our breaking news stories. The techniques used to obtain unauthorized access and to disable systems and websites change frequently and may be difficult to detect for long periods of time. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks.

In addition, attempts to compromise information technology systems occur regularly across many industries and sectors, and the techniques used to perpetrate such compromises are constantly changing. Maintaining the security of our systems is critically important both due to our reliance on those systems and because they store and process confidential subscriber, employee, and other sensitive personal data. Although we and our third-party service providers have implemented security measures and other controls designed to prevent breaches, these precautions might fail to defend against future cyber-attacks or prevent breaches or other disruptions to our systems or those of our third-party providers. Because cyber-attacks evolve quickly and often are not recognized until after they are launched, we may be unable to anticipate them or implement adequate measures to prevent a breach. A significant breach could result in, among other things:

•	Taking down our websites, as media companies have been a target of their websites being disabled;
•	Improper disclosures of personal data or confidential information;
•	Expenditures of significant resources to remedy the breach and defend against further attacks;
•	Diversion of management's attention and resources;
•	Liability under laws that protect personal data; and
•	Loss of customer trust and, as a result, revenues.

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

We generate a portion of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally through short-term contracts. Typically, these third parties are operating in the same industry and a similar geographical location as us. In addition, digital services revenue is derived primarily from third-party businesses in the same industry as us. As a result, revenue from these third parties is subject to the same macroeconomic and industry trends affecting our operations. If their businesses are adversely affected by these trends, our associated revenue would be adversely affected.

We may not be able to reduce future expenses to offset potential revenue declines.

As a result of adverse general business conditions in our industry and our operating results, we have reduced cash costs of our operations significantly since 2011 by reducing workforce, centralizing or regionalizing operations and implementing cost-control measures. If we do not achieve expected savings from these initiatives, or if our operating costs increase, our total operating costs may be greater than anticipated and our profitability may be lower than anticipated.

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

A decrease in our stock price may limit the ability to trade our stock or for the Company to raise equity capital.

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

Pension liabilities, net of plan assets, totaled $47 million at September 29, 2019, an increase of $20.3 million from September 30, 2018 primarily due to unfavorable changes to discount rates used to determine our pension obligations and an increase in pension contributions.

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

We expect to be subject to withdrawal liability in connection with one multiemployer pension plan and may be subject to additional withdrawal liabilities in connection with other multiemployer pension plans, which may reduce the cash available for our business.

We contributed to three multiemployer defined benefit pension plans during the year under the terms of collective-bargaining agreements ("CBAs"). Based on the most recent communications from the plans’ administrators, two of these plans are currently in “critical” status, as that term is used in relation to such plans under the Pension Protection Act of 2006. For plans that are in critical status, benefit reductions may apply and/or we could be required to make additional contributions.

In 2019, we effectuated a total withdrawal from our CWA/ITU multiemployer pension plan and as a result we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount of such liability will be dependent on actions taken, or not taken, by the pension plan, as well as the future investment performance and funding status of the pension plan. The withdrawal liability is expected to be funded over a 20 year period.

In 2019, we received the final assessment for the partial withdrawal liability associated with our GCIU plan. The withdrawal liability is expected to be funded over a 20 year period.

A portion of our employees are members of unions, and if we experience labor unrest, our ability to produce and deliver newspapers could be impaired.

Our ability to produce and deliver newspapers could be impaired in some markets, if we experience labor unrest. In addition, the results of future labor negotiations could harm our operating results as a result of higher overall compensation costs. While we have not had a history of labor strikes, we cannot ensure that a strike will not occur in one or more of our markets in the future. As of September 30, 2019, approximately 11.0% of full-time and part-time employees were represented by unions. Most of our union-represented employees are currently working under labor agreements, with expiration dates through September 2021.

We are dependent upon newsprint for our products and we may experience additional price increases which could affect our earnings.

The raw material of newspapers, and our other print publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates, tariffs and both foreign and domestic production capacity and consumption. Price fluctuations can affect our results of operations. We have not entered into derivative contracts for newsprint. For the quantitative impacts of these fluctuations, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.

All of our principal printing facilities are owned, except for leased land for the Helena, Montana plant. Additionally, property is leased for Madison, Wisconsin (which is owned by MNI) and Tucson, Arizona (which is jointly owned by Star Publishing and Citizen). All facilities are well maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped.

More than 67% of our daily newspapers, as well as many of our nearly 180 other publications, are printed at either another one of our print locations or outsourced to a third party, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs and monetize real estate.

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

				Quarter Ended
(Dollars)	December	March	June	September

2019
High	3.05	3.68	3.49	2.33
Low	1.84	2.02	2.12	1.77
Closing	2.13	3.30	2.24	2.01

2018
High	2.50	2.70	3.30	3.30
Low	2.15	1.95	2.00	2.60
Closing	2.35	1.95	2.85	2.65

2017
High	3.76	3.30	3.10	2.40
Low	2.40	2.40	1.75	1.80
Closing	2.90	2.60	1.90	2.20

At September 29, 2019, we had 5,777 registered holders of record of our Common Stock.

Our debt agreements generally limit our ability to pay dividends and repurchase Common Stock unless in each case no default has occurred and we have satisfied certain financial measurements. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 29, 2019 (with September 30, 2014 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

The value of $100 invested on September 30, 2014 in stock of the Company, the Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

					September 29
(Dollars)	2015	2016	2017	2018	2019

Lee Enterprises, Incorporated	61.54	110.95	65.09	78.40	60.36
Peer Group Index	94.68	98.78	116.93	137.73	148.49
S&P 500 Stock Index	99.39	114.72	136.07	160.44	167.27

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of six U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett Co. Inc, The McClatchy Company, New Media Investment Group Inc., The New York Times Company and Tribune Publishing Co.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Share Data)	2019	2018	2017	2016	2015

OPERATING RESULTS
Operating revenue	509,854	543,955	566,943	614,364	648,543
Cash Costs (1) (3)	398,815	423,766	437,767	477,857	501,629
Depreciation and amortization	29,332	31,766	41,282	43,441	45,563
Assets loss (gain) on sales, impairments and other	2,464	6,429	(1,150)	(954)	106
Restructuring costs and other	11,635	5,550	7,523	1,825	3,304
Equity in earnings of associated companies	7,121	9,249	7,609	8,533	8,254
Operating income (3)	74,729	85,693	89,130	100,728	106,195
Interest expense	(47,488)	(52,842)	(57,573)	(64,233)	(72,409)
Debt financing and administration costs	(7,214)	(5,311)	(4,818)	(5,947)	(5,433)
Gain on insurance settlement	—	—	—	30,646	—
Other, net (3)	3,813	3,280	13,477	(9,537)	3,213

Net income	15,909	47,048	28,605	36,019	24,318

Income attributable to Lee Enterprises, Incorporated	14,268	45,766	27,481	34,961	23,316

Earnings per common share:
Basic	0.26	0.84	0.51	0.66	0.44
Diluted	0.25	0.82	0.50	0.64	0.43

Weighted average common shares:
Basic	55,565	54,702	53,990	53,198	52,640
Diluted	56,884	55,948	55,392	54,224	53,931

Total assets	555,202	575,411	620,850	662,855	747,825
Debt, including current maturities (2)	443,627	484,859	548,385	617,167	725,872
Debt, net of cash and restricted cash (2)	434,982	479,479	537,764	600,183	714,738
Stockholders' deficit	(38,484)	(37,354)	(92,235)	(128,485)	(159,393)

(1)	Cash costs is a non GAAP financial measure. See Item 7.

(2)	Principal amount of debt. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)	In 2019 we reclassified all components of pension expense, except services costs, from compensation to other non-operating income. See Note 1 of the Consolidated Financial Statements, included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of September 29, 2019 and for 2018 and 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Generally, the Company provides forward-looking guidance of Cash Costs, which can be used by financial statement users to assess the Company's ability to manage and control its operating cost structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, other non-cash operating expenses and other expenses are excluded. Cash Costs also exclude restructuring costs and other, which are typically settled in cash.

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

The subtotals of operating expenses representing cash costs and total operating revenue less cash costs can be found in tables in Item 7, included herein, under the caption “Continuing Operations”.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2019	2018	2017

Net Income	15,909	47,048	28,605
Adjusted to exclude
Income tax expense (benefit)	7,931	(16,228)	11,611
Non-operating expenses, net	50,889	54,873	48,914
Equity in earnings of TNI and MNI	(7,121)	(9,249)	(7,609)
Assets loss (gain) on sales, impairments and other	2,464	6,429	(1,150)
Depreciation and amortization	29,332	31,766	41,282
Restructuring costs and other	11,635	5,550	7,523
Stock compensation	1,638	1,857	2,088
Add:
Ownership share of TNI and MNI EBITDA (50%)	8,811	9,883	9,927
Adjusted EBITDA	121,488	131,929	141,191

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

The quantitative impairment test consists of comparing the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. No impairment was recorded in 2019 or 2018. In 2017, we recognized impairment charges of $2.0 million. These charges were to bring the recorded indefinite lived intangibles equal to their implied fair values based on future projections.

Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on intangible assets subject to amortization in 2019, 2018 or 2017.

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

We account for our pension, postretirement and postemployment plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period but are not recognized in pension expense. The service cost component of net period benefit cost is reported on the Consolidated Statements of Income and Comprehensive Income and included in Compensation while all other components are included in other non-operating income/expense.

The determination of pension and postretirement plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the discount rates applied to pension and postretirement plan obligations and the expected long-term rate of return on plan assets.

The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. We used an assumption of 5.5% for 2019 for our expected return on pension plan assets and a 4.5% for 2019 for our postretirement and postemployment benefits.

The following table illustrates the sensitivity to a 50 basis point change in:

	Effect on 2019 Pension	Effect on September 29, 2019
	Expense	Liability
Pension discount rate(1)	$—	$11,200,000
Postretirement and postemployment benefits discount rate(1)	$—	$500,000
Pension expected rate of return on assets	$710,000	$—
Postretirement and postemployment benefits expected rate of return on assets	$118,000	$—

(1)	The Company's Pension and Other Postretirement Plans have been frozen as of September 29, 2019. As a result, changes in discount rates do not meaningfully impact net periodic pension expense.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued a new standard for the accounting treatment of leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees have the option to use a modified retrospective transition approach, which includes a number of practical expedients. As a result of utilizing the modified retrospective transition approach, we will not restate prior year financial statements to conform to the new guidance. We expect to elect the package of practical expedients, which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we will not reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance.

To date, we reviewed all existing leases and contracts, completed data entry for in-scope leases into our selected software solution which is compatible with our current financial reporting and control environment and quantified a range of expected financial impacts. We are required to and will adopt the new standard effective September 30, 2019, the first day of fiscal year 2020. We expect to recognize upon adoption, lease liabilities and right of use assets ranging from $9,600,000 to $12,600,000. Right-of-use assets have been adjusted for lease incentives and initial direct costs. We are still evaluating for potential embedded leases relating to our outsourced printing contracts, which could result in material additional lease obligations and right-of-use assets. We do not expect the adoption of the new standard will have a material impact on our Consolidated Statements of Income or Consolidated Statement of Cash Flows.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 29, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2019	2018	Percent Change	2017	Percent Change
Advertising and marketing services revenue	265,933	303,446	(12.4)	331,360	(8.4)
Subscription	186,691	195,108	(4.3)	191,922	1.7
Other	57,230	45,401	26.1	43,661	4.0
Total operating revenue	509,854	543,955	(6.3)	566,943	(4.1)
Operating expenses:
Compensation	182,869	199,164	(8.2)	213,109	(6.5)
Newsprint and ink	22,237	24,949	(10.9)	24,904	0.2
Other operating expenses	193,709	199,653	(3.0)	199,754	(0.1)
Cash costs	398,815	423,766	(5.9)	437,767	(3.2)
Total operating revenue less cash costs	111,039	120,189	(7.6)	129,176	(7.0)
Depreciation and amortization	29,332	31,766	(7.7)	41,282	(23.1)
Assets loss (gain) on sales, impairments and other	2,464	6,429	(61.7)	(1,150)	NM
Restructuring costs and other	11,635	5,550	NM	7,523	(26.2)
Operating expenses	442,246	467,511	(5.4)	485,422	(3.7)
Equity in earnings of associated companies	7,121	9,249	(23.0)	7,609	21.6
Operating income	74,729	85,693	(12.8)	89,130	(3.9)
Non-operating income (expense):
Interest expense	(47,488)	(52,842)	(10.1)	(57,573)	(8.2)
Debt financing and administrative cost	(7,214)	(5,311)	35.8	(4,818)	10.2
Other, net	3,813	3,280	16.3	13,477	(75.7)
Non-operating expenses, net	(50,889)	(54,873)	(7.3)	(48,914)	12.2
Income before income taxes	23,840	30,820	(22.6)	40,216	(23.4)
Income tax expense (benefit)	7,931	(16,228)	NM	11,611	NM
Net income	15,909	47,048	(66.2)	28,605	64.5
Net income attributable to non-controlling interests	(1,641)	(1,282)	28.0	(1,124)	14.1
Income attributable to Lee Enterprises, Incorporated	14,268	45,766	(68.8)	27,481	66.5
Other comprehensive (loss) income, net of income taxes	(17,368)	4,322	NM	6,710	(35.6)
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(3,100)	50,088	NM	34,191	46.5

Earnings per common share:
Basic	0.26	0.84	(69.3)	0.51	64.7
Diluted	0.25	0.82	(69.5)	0.50	64.0

Due to our fiscal calendar, 2019 was comprised of 52 weeks, 2018 was comprised of 53 weeks and 2017 was comprised of 52 weeks. Additionally, we acquired or disposed of certain properties in each of 2019, 2018 and 2017.

To facilitate a comparison of our results to prior periods, certain revenue and expense trends, as described below, are presented on a same property basis and exclude the impact of acquisitions, dispositions and the 53rd week of revenues and expenses in the computation of the trends.

OPERATING REVENUE

Revenue Comparison 2019-2018

Total operating revenue totaled $509,854,000 in 2019, down $34,101,000, or 6.3%, attributed to a decline in same property operating revenue of 6.1% due to continued softness in the demand for print advertising, reductions in print subscription volumes reflecting general industry trends, and $7,954,000 of operating revenue from the 53rd week of operations in 2018. Increases in digital revenue, especially from TownNews, revenue from acquisitions and incremental revenue from our management agreement with BHMG helped offset the declines.

Advertising and marketing services revenue was $265,933,000 in 2019, down 12.4%, due to a same property basis decrease of 12.0% due to continued decline in print advertising demand, specifically among national retailers, big box stores and classifieds. Digital advertising and marketing services totaled $100,007,000 in 2019 and represented 37.6% of 2019 total advertising and marketing services revenue, partially offsetting print declines.

Subscription revenue totaled $186,691,000 in 2019, or down 4.3%, due to same property basis decrease of 4.3%, in 2019. The decrease is attributed to volume declines in full access subscriptions reflecting general industry trends, partially offset by strategic pricing initiatives due to our premium content and a 79.1% increase in digital only subscribers. As of September 2019, we now have 91,000 digital only subscribers.

Other revenue increased $11,829,000, or 26.1%, in 2019. Management agreement revenue totaled $12,589,000 in 2019 compared to $1,331,000 in 2018 due to a full year under the agreement with BHMG. Digital services revenue, which is predominately TownNews, increased 20.3% in 2019 due to product expansion and market share gains. The increases were partially offset by revenue declines in commercial printing and third party delivery due to a reduction in print volume.

On a stand-alone basis, revenue at TownNews totaled $22,627,000, an increase of 20.1%, excluding the 53rd week of operations in 2018. Investments in video and streaming technology increased product offerings that helped gain market share in publishing and broadcast. Excluding intercompany activity, revenue at TownNews increased 24.0% in 2019.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $144,646,000 in 2019, an increase of 4.0% over 2018, and represented 28.4% of our total operating revenue in 2019.

Equity in earnings of TNI and MNI decreased $2,128,000 in 2019.

Revenue Comparison 2018-2017

Total operating revenue was $543,955,000 in 2018 and was down $22,988,000, or 4.1%, attributed to a decline in same property operating revenue of 7.0% due to continued softness in the demand for print advertising. Increases in digital revenue, especially TownNews, and $7,954,000 of operating revenue from the 53rd week of operations in 2018 helped offset the declines.

Advertising and marketing services revenue was down $27,914,000, or 8.4%, attributed to an 11.4% decline in same property revenue due to continued decline in print advertising demand, specifically among national retailers, big box stores and classifieds. Digital advertising and marketing services totaled $96,498,000 in 2018, an increase of 4.7% compared to 2017, partially offsetting print declines.

Subscription revenue increased $3,186,000, or 1.7%, in 2018. On a same property basis, subscription revenue decreased 1.7% as strategic pricing initiatives helped partially offset volume declines in full access subscriptions, reflecting general industry trends.

Other revenue increased $1,740,000, or 4.0%, in 2018 and increased 2.7% on a same property basis. Digital services revenue, which is predominately TownNews, increased $2,320,000, or 16.6%, in 2018 due to an increase in customers, including broadcast, and monetizing digital audience with programmatic digital advertising. On a stand-alone basis, revenue at TownNews increased 16.0% to $18,900,000 and excluding intercompany activity, revenue at TownNews increased 19.8% in 2018. We entered into a management agreement with BHMG in July of 2018 and earned $1,331,000 in revenue from this agreement in 2018. Increases in digital services and management agreement revenue were partially offset by revenue declines in commercial printing and third party delivery due to a reduction in print volume.

Equity in earnings of TNI and MNI increased $1,640,000 in 2018.

OPERATING EXPENSES

Operating Expense Comparison 2019-2018

Operating expenses decreased $25,265,000, or 5.4%, in 2019 due to business transformation projects, outsourcing of certain production operations and reductions in legacy print expenses. The 53rd week of operations added $6,875,000 of operating expenses in 2018. Partially offsetting these declines were operating expenses related to acquisitions in 2019. Cash Costs on a same property basis decreased of 5.9% compared to 2018.

Compensation expense was down $16,295,000, or 8.2%, due to a 7.8% decline on a same property basis due to a 10.9% reduction in FTE's with compensation increases offsetting the declines in headcount. Business transformation projects and outsourcing helped drive efficiencies and reduced headcount and compensation expense.

Newsprint and ink costs were down $2,712,000, or 10.9%, attributed to a same property basis decrease of 8.9% due to a 12.3% reduction in newsprint volume from print volume declines partially offset by higher average prices. Average newsprint prices increased the first half of 2019 and declined the second half ending the year with prices ending 2019 at their lowest levels. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses were down $5,944,000, or 3.0%, due to a 3.7% decline on same property basis. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs due to lower volumes of our print editions, offset in part by higher costs associated with growing digital revenue.

Restructuring costs and other totaled $11,635,000 and $5,550,000 in 2019 and 2018, respectively. In 2019, restructuring costs and other include an estimate of costs related to withdrawals from certain of our multiemployer pension plans totaling $3,836,010. The remaining restructuring costs in 2019 and 2018 are predominately severance.

Depreciation expense decreased $2,049,000, or 14.1%, in 2019. Amortization expense decreased $385,000, or 2.2%, in 2019.

Assets loss (gain) on sales, impairments and other was a net expense of $2,464,000 in 2019 compared to $6,429,000 in 2018. We recognized a $2,464,000 loss on sale of assets in 2019 compared to an $8,193,000 loss in 2018. We recorded $267,000 of non-cash impairment charges in 2018, and also in 2018, we recognized curtailment gains of $2,031,000 from the elimination of an unfunded employee benefit plan.

The factors noted above resulted in operating income of $74,729,000 in 2019 compared to $85,693,000 in 2018.

In 2020, we expect Cash Costs to decline between 5.5% and 6.5% due to the flow through impact of actions taken throughout 2019, additional business transformation projects, lower production and distribution costs of our printed editions due to volume declines, and lower newsprint prices.

Operating Expense Comparison 2018-2017

Operating expenses decreased $17,911,000, or 3.7%, in 2018 due to business transformation projects, outsourcing of certain production operations and our consumer sales call center and reductions in legacy print expenses. Partially offsetting these declines were $6,875,000 of operating expenses related to the 53rd week of operations. Cash Costs were down 6.2% on a same property basis compared to 2017.

Compensation expense was down 13,945,000, or 6.5%, attributed to a same property decrease of 9.5% due to a 12.0% reduction in full time equivalents partially offset by higher costs associated with our self-insured medial plan. Business transformation projects and outsourcing helped drive efficiencies and reduce headcount.

Newsprint and ink costs were flat for 2018 and down 1.8% on a same property basis, due to a 17.9% reduction in newsprint volume from print volume declines and using a lower basis weight newsprint partially offset by significantly higher average prices. Average newsprint prices increased throughout 2018 due to significant reductions in supply by North American newsprint producers. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses for 2018 decreased $101,000, or 0.1%, due to a same property basis decrease of 3.3%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs due to lower volumes of our print editions, offset in part by costs associated with outsourcing.

Restructuring costs and other totaled $5,550,000 and $7,523,000 in 2018 and 2017, respectively. 2017 restructuring costs and other includes $2,600,000 related to the withdrawal from one of our multiemployer plans. The remaining restructuring costs in 2018 and 2017 are predominately severance.

Depreciation expense decreased $1,482,000, or 9.2%. Amortization expense decreased $8,034,000, or 31.8%, in 2018 as certain intangible assets became fully amortized.

Assets loss (gain) on sales, impairments and other was a net expense of $6,429,000 in 2018 compared to a net benefit of $1,150,000 in 2017. We recognized an $8,193,000 loss on sale of assets in 2018 compared to a $74,000 loss in 2017. We recorded $267,000 of non-cash impairment charges in 2018 compared to $2,517,000 in 2017. Curtailment gains totaled $2,031,000 and $3,741,000 in 2018 and 2017, respectively, from the elimination of an unfunded employee benefit plan.

The factors noted above resulted in operating income of $85,693,000 in 2018 compared to $89,130,000 in 2017.

NON-OPERATING INCOME AND EXPENSES

Non-operating Income and Expense Comparison 2019-2018

Interest expense decreased $5,354,000, or 10.1%, to $47,488,000 in 2019 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 10.0% in 2019 and 2018. We recognized $7,214,000 of debt financing and administrative costs in 2019 compared to $5,311,000 in 2018. The majority of costs represent amortization of refinancing costs paid in 2014, as well as an adjustment of $1,309,000 as discussed in Note 5 of the Notes to the Consolidated Financial Statements, included herein.

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-employment benefit plans, which totaled $2,847,000 and $2,830,000 in 2019 and 2018, respectively.

Other non-operating income/expense also includes a fair value adjustment related to the Warrants. As more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We measure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $612,000 in 2019 and non-operating expense of $226,000 in 2018 due to the change in fair value of the Warrants.

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

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-retirement benefit plans, which totaled $2,830,000 and $3,417,000 in 2018 and 2017, respectively.

As more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock, and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating expense of $226,000 in 2018 and non-operating income of $10,181,000, in 2017, due to the change in fair value of the Warrants.

INCOME TAX EXPENSES

On December 22, 2017, comprehensive tax legislation commonly referred to as the 2017 Tax Act was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. We reported a discrete adjustment from revaluing our deferred tax assets and liabilities resulting in a net decrease in income tax expense of $24,872,000 for the 53 weeks ended September 30, 2018.

In 2019, we recorded income tax expense of $7,931,000, or 33.3% of pretax income and in 2018, we recorded an income tax benefit of $16,228,000, or 52.7% of pretax income. Excluding the impact from the 2017 Tax Act, the effective income tax rate for 2018 was 28.0%. In 2017, we recognized income tax expense of $11,611,000, resulting in an effective tax rate of 28.9%. See Note 10 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the warrant fair value adjustments and the 2017 Tax Act on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	2019		2018		2017
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	14,268	0.25	45,766	0.82	27,481	0.50
Adjustments:
Warrants fair value adjustment	(612)	0.01	226	—	(10,181)	(0.19)
Adjusted income before income tax impacts	13,656	0.24	45,992	0.82	17,300	0.31
Income tax effect of 2017 Tax Act	—	—	(24,872)	(0.44)	—
Income attributable to Lee Enterprises, Incorporated, as adjusted	13,656	0.24	21,120	0.38	17,300	0.31

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities totaled $57,676,000 in 2019 compared to $59,296,000 in 2018 due to a decline in net income to $15,909,000 in 2019 from $22,176,000 in 2018, after adjusting 2018 for the 2017 Tax Act impact of $24,872,000. The decline in net income is primarily the result of continued softening of the print advertising environment.

Cash provided by operating activities totaled $59,296,000 in 2018 compared to $72,281,000 in 2017 due to a decline in net income to $22,176,000 in 2018 from $28,605,000 in 2017, after adjusting for the 2017 Tax Act impact of $24,872,000. The decline in net income is primarily a result of the continued softening of the print advertising environment. Operating cash flows were also impacted by pension contributions.

Pension liabilities, net of plan assets, totaled $47,037,000 as of September 29, 2019. Contributions to pension plans are expected to total $6,718,000 in 2020.

Investing Activities

Cash required for investing activities totaled $10,933,000 in 2019 and $72,000 in 2018. Capital spending totaled $5,901,000 and $6,025,000 in 2019 and 2018, respectively. Proceeds from sales of assets totaled $1,501,000 and $6,623,000 in 2019 and 2018, respectively. 2019 included $6,543,000 in spending related to acquisitions.

Cash required for investing activities totaled $72,000 in 2018 and $9,455,000 in 2017. Capital spending totaled $6,025,000 and $4,078,000 in 2018 and 2017, respectively. Proceeds from sales of assets totaled $6,623,000 in 2018 and $2,582,000 in 2017, respectively. 2017 included $7,450,000 in spending related to the acquisition of local media operations.

We anticipate that funds necessary for capital expenditures, which are expected to be $7,800,000 in 2020, and other requirements, will be available from internally generated funds, or available under our Revolving Facility.

Financing Activities

Cash required for financing activities totaled $43,478,000 in 2019, $64,465,000 in 2018 and $69,189,000 in 2017. Debt reduction accounted for the majority of the usage of funds in all years.

Debt is summarized as follows:

			Interest Rates (%)
	September 29	September 30	September 29
(Thousands of Dollars)	2019	2018	2019

Revolving Facility	—	—	6.1
1st Lien Term Loan	—	6,303	8.3
Notes	363,420	385,000	9.5
2nd Lien Term Loan	80,207	93,556	12.0
	443,627	484,859
Unamortized debt issue costs	(11,282)	(17,055)
Less current maturities of long-term debt	2,954	7,027
Total long-term debt	429,391	460,777

At September 29, 2019, our weighted average cost of debt, excluding amortization of debt financing costs, is 10.0%.

At September 29, 2019, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $2,954,000 in 2020, zero in 2021, $363,420,000 in 2022 and $77,253,000 in 2023.

The 2nd lien term loan requires excess cash flow payments based on calculations defined in the credit agreements. See Note 5 of the Notes to the Consolidated Financial Statements.

Liquidity

We maintain a Revolving Facility pursuant to which we may borrow up to $23,120,000. At September 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under our Revolving Facility. The Revolving Facility contains a maintenance covenant in order to borrow on the Revolving Facility. At September 29, 2019, we are in compliance with this covenant. The Revolving Facility matures on December 28, 2020. We expect to amend and extend our Revolving Facility prior to its maturity.

Including cash, our liquidity at September 29, 2019 totals $26,289,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

At September 29, 2019, the principal amount of our outstanding debt totals $443,627,000. For the last twelve months ending September 29, 2019, the principal amount of our debt, net of cash, is 3.58 times our Adjusted EBITDA.

The 2014 Refinancing significantly extended our debt maturity profile with final maturity of the majority of our debt in 2022. We expect to refinance our debt prior to maturity.

There are numerous potential consequences under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, if an event of default, as defined in the respective debt agreements, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of the applicable lender(s) to exercise their remedies under the Notes, 1st Lien Credit Facility, 2nd Lien Term Loan, respectively, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, or earlier if liquidity is available. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 29, 2019.

In February 2017 our filing of a replacement Form S-3 registration statement ("Shelf") with the SEC was declared effective and expires February 2020. Maintaining an effective shelf is required under our credit agreements. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum level of equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. Under our existing debt agreements, net proceeds from the sale of any securities may be used generally to reduce debt.

Other Matters

Cash and cash equivalents increased $3,265,000 in 2019, decreased $5,241,000 in 2018 and decreased $6,363,000 in 2017.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 29, 2019:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
		Less			More
Nature of Obligation	Total	Than 1	1-3	3-5	Than 5

Debt (Principal Amount) (1)	443,627	2,954	440,673	—	—
Interest expense (2)(3)	111,093	43,840	67,253	—	—
Operating lease obligations	15,925	3,402	4,528	3,003	4,992
Capital expenditure commitments	1,642	1,642	—	—	—
	572,287	51,838	512,454	3,003	4,992

(1)

Maturities of long-term debt are limited to mandatory payments and, accordingly, exclude excess cash flow, asset sale and other payments under the Notes and the 2nd Lien Term Loan. While excess cash flow payments are based on actual performance, we expect to make voluntary and excess cash flow payments on the 2nd lien term loan currently outstanding, in the next four years. See Note 5 of the Notes to the Consolidated Financial Statements, included herein.

(2)

Interest expense includes an estimate of interest expense for the Notes, 1st Lien Credit Facility, and 2nd Lien Term Loan until their maturities in March 2022, March 2019, and December 2022, respectively. Interest expense under the Notes is estimated using the 9.5% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. Interest expense under the Revolving Facility is estimated based on the one month LIBOR at September 29, 2019 of 1.82% as increased by our applicable margin of 5.5% applied to the outstanding balance, as reduced by future contractual maturities of such debt. Interest expense under the 2nd Lien Term Loan is estimated using the 12.0% contractual rate applied to the outstanding balance during each period. Changes in interest rates in excess of current LIBOR levels, use of borrowing rates not based on LIBOR, use of interest rate hedging instruments, and/or principal payments in excess of contractual maturities or based on other requirements of the Notes, 1st Lien Credit Facility or 2nd Lien Term Loan could significantly change this estimate. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

(3)	Interest expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. See Note 5 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. See Notes 6 and 7 of the Notes to the Consolidated Financial Statements, included herein.

The contractual obligations above exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 11 of the Notes to the Consolidated Financial Statements, included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure is entirely fixed rate as of September 29, 2019.

We regularly evaluate alternatives to hedge our interest rate risk, but have no hedging instruments in place.

COMMODITIES

After experiencing a peak in the second half of 2018, newsprint prices began to decline during the 13 weeks ended March 31, 2019 and continued throughout the balance of the year. As a reaction to the 2018 North American producers’ significant capacity reduction and tight supply conditions of newsprint, consumers maintained aggressive ordering patterns despite accelerated declines in demand. High inventories combined with conservation efforts to reduce paper usage and costs caused most newsprint users to start 2019 with excess inventories leading to reduced replacement supply orders and declining supply prices. Favorable exchange rates between the U.S. dollar and the Canadian dollar likely prevented additional production capacity reduction in North American, particularly at Canadian sources, further aggravating oversupply and accelerating price declines.

Our long term supply strategy continues to align and concentrate the Company purchases with those cost effective suppliers most likely to continue producing and supplying newsprint to the North American market. Where possible the Company will align supply with the lowest cost material.

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $213,000 based on anticipated consumption in 2020, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $363,420,000 principal amount of the Notes and $80,207,000 principal amount under the 2nd Lien Term Loan. At September 29, 2019, based on an average of private market price quotations, the fair values were $364,328,550 and $80,207,214 for the Notes and 2nd Lien Term Loan, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 29, 2019, the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 29, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Lee Enterprises, Incorporated and subsidiaries (the Company) internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 29, 2019 and September 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the 52-week period ended September 29, 2019, the 53-week period ended September 30, 2018 and the 52-week period ended September 24, 2017 and the related notes (collectively, the consolidated financial statements), and our report dated December 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

December 13, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2020, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income (Loss) - 52 weeks ended September 29, 2019, 53 weeks ended September 30, 2018 and 52 weeks ended September 24, 2017

Consolidated Balance Sheets - September 29, 2019 and September 30, 2018

Consolidated Statements of Stockholders' Equity (Deficit) - 52 weeks ended September 29, 2019, 53 weeks ended September 30, 2018 and 52 weeks ended September 24, 2017

Consolidated Statements of Cash Flows - 52 weeks ended September 29, 2019, 53 weeks ended September 30, 2018 and 52 weeks ended September 24, 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2019	2018	2017

Operating revenue:
Advertising and marketing services	265,933	303,446	331,360
Subscription	186,691	195,108	191,922
Other	57,230	45,401	43,661
Total operating revenue	509,854	543,955	566,943
Operating expenses:
Compensation	182,869	199,164	213,109
Newsprint and ink	22,237	24,949	24,904
Other operating expenses	193,709	199,653	199,754
Depreciation and amortization	29,332	31,766	41,282
Assets loss (gain) on sales, impairments and other	2,464	6,429	(1,150)
Restructuring costs and other	11,635	5,550	7,523
Total operating expenses	442,246	467,511	485,422
Equity in earnings of associated companies	7,121	9,249	7,609
Operating income	74,729	85,693	89,130
Non-operating income (expense):
Interest expense	(47,488)	(52,842)	(57,573)
Debt financing and administrative costs	(7,214)	(5,311)	(4,818)
Other, net	3,813	3,280	13,477
Total non-operating expense, net	(50,889)	(54,873)	(48,914)
Income before income taxes	23,840	30,820	40,216
Income tax expense (benefit)	7,931	(16,228)	11,611
Net income	15,909	47,048	28,605
Net income attributable to non-controlling interests	(1,641)	(1,282)	(1,124)
Income attributable to Lee Enterprises, Incorporated	14,268	45,766	27,481
Other comprehensive income (loss), net of income taxes	(17,368)	4,322	6,710
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(3,100)	50,088	34,191

Earnings per common share:
Basic:	0.26	0.84	0.51
Diluted:	0.25	0.82	0.50

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 29	September 30
(Thousands of Dollars)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	8,645	5,380
Accounts receivable, less allowance for doubtful accounts: 2019 $6,434; 2018 $4,806	42,536	43,711
Inventories	3,769	5,684
Prepaids and other	5,353	4,567
Total current assets	60,303	59,342
Investments:
Associated companies	28,742	29,216
Other	10,684	10,958
Total investments	39,426	40,174
Property and equipment:
Land and improvements	16,979	17,432
Buildings and improvements	148,514	150,376
Equipment	237,289	276,332
Construction in process	1,980	1,710
	404,762	445,850
Less accumulated depreciation	322,723	353,522
Property and equipment, net	82,039	92,328
Goodwill	250,309	246,176
Other intangible assets, net	107,393	119,819
Medical plan assets, net	14,338	16,157
Other	1,394	1,415

Total assets	555,202	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 29	September 30
(Thousands of Dollars and Shares, Except Per Share Data)	2019	2018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	2,954	7,027
Accounts payable	16,750	12,747
Compensation and other accrued liabilities	17,711	19,641
Accrued interest	1,903	2,031
Unearned revenue	21,720	23,895
Total current liabilities	61,038	65,341
Long-term debt, net of current maturities	429,391	460,777
Pension obligations	47,037	26,745
Postretirement and postemployment benefit obligations	2,550	2,580
Deferred income taxes	29,806	39,108
Income taxes payable	8,742	6,559
Warrants and other	13,469	10,561
Total liabilities	592,033	611,671
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	577	572
September 29, 2019; 57,646 shares; $0.01 par value
September 30, 2018; 57,141 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	255,476	253,511
Accumulated deficit	(265,423)	(279,691)
Accumulated other comprehensive loss	(29,114)	(11,746)
Total stockholders' deficit	(38,484)	(37,354)
Non-controlling interests	1,653	1,094
Total deficit	(36,831)	(36,260)
Total liabilities and deficit	555,202	575,411

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2019	2018	2017	2019	2018	2017

Common Stock:
Balance, beginning of year	572	567	558	57,141	56,712	55,771
Shares issued	5	5	9	505	429	941
Balance, end of year	577	572	567	57,646	57,141	56,712
Additional paid-in capital:
Balance, beginning of year	253,511	251,790	249,740
Stock compensation	2,040	2,039	2,088
Shares issued (redeemed)	(75)	(318)	(38)
Balance, end of year	255,476	253,511	251,790
Accumulated deficit:
Balance, beginning of year	(279,691)	(328,524)	(356,005)
Net income	15,909	47,048	28,605
Net income attributable to non-controlling interests	(1,641)	(1,282)	(1,124)
Cumulative effect of accounting change	—	3,067	—
Balance, end of year	(265,423)	(279,691)	(328,524)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(11,746)	(16,068)	(22,778)
Change in pension and postretirement benefits	(24,667)	10,477	11,439
Deferred income taxes, net	7,299	(3,088)	(4,729)
Cumulative effect of accounting change	—	(3,067)	—
Balance, end of year	(29,114)	(11,746)	(16,068)
Total stockholders' deficit	(38,484)	(37,354)	(92,235)	57,646	57,141	56,712

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2019	2018	2017

Cash provided by operating activities:
Net income	15,909	47,048	28,605
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	29,332	31,766	41,282
Non-operating losses	7,213	3,547	3,594
Stock compensation expense	1,638	1,857	2,088
Distributions greater (less) than earnings of MNI	465	(1,229)	546
Deferred income taxes	(2,003)	(17,378)	10,360
Pension contributions	(650)	(4,990)	—
Other, net	1,968	6,907	(967)
Changes in operating assets and liabilities:
Decrease in receivables and contract sales	1,697	4,418	2,854
Decrease (increase) in inventories and other	2,759	(1,926)	687
Decrease in accounts payable and other accrued liabilities	(3,676)	(8,587)	(6,393)
Increase (decrease) in pension, postretirement and postemployment benefit obligations	1,900	(2,482)	(3,473)
Change in income taxes payable	1,495	687	(1)
Other, including warrants	(371)	(342)	(6,901)
Net cash provided by operating activities	57,676	59,296	72,281
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,901)	(6,025)	(4,078)
Proceeds from sales of assets	1,502	6,623	2,582
Acquisitions	(6,543)	—	(7,450)
Distributions greater (less) than earnings of TNI	9	1,194	(11)
Other, net	—	(1,864)	(498)
Net cash required for investing activities	(10,933)	(72)	(9,455)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	600	10,000	5,000
Payments on long-term debt	(41,832)	(73,526)	(73,782)
Debt financing and administrative costs paid	(1,773)	(437)	(373)
Common stock transactions, net	(473)	(502)	(34)
Net cash required for financing activities	(43,478)	(64,465)	(69,189)
Net increase (decrease) in cash and cash equivalents	3,265	(5,241)	(6,363)
Cash and cash equivalents:
Beginning of year	5,380	10,621	16,984
End of year	8,645	5,380	10,621

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2019", "2018", "2017" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2019 and 2017 include 52 weeks and 2018 includes 53 weeks of operations.

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 50 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 20 states.

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in TownNews, TNI and MNI are accounted for under the equity method. Results of TownNews are consolidated.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from what is commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). In the first quarter of fiscal year 2018, we re-measured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated income statements, and we reclassified a $3,067,000 net tax benefit from AOCI to retained earnings in our consolidated balance sheets. Adoption of the standard had no impact to our consolidated income statements or cash flows statements.

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

Subsequent Events

We have evaluated subsequent events through December 13, 2019. No events have occurred subsequent to September 29, 2019 that require disclosure or recognition in these financial statements.

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

Inventories

Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 29, 2019 and September 30, 2018 are less than replacement cost by $1,661,000 and $2,333,000, respectively.

The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 29, 2019	September 30, 2018

Newsprint - FIFO method	1,498	2,079
Newsprint - LIFO method	1,296	2,071
Other inventory - FIFO method	975	1,534
	3,769	5,684

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

Property and Equipment

Property and equipment are carried at cost. Equipment, except for printing presses and preprint insertion equipment, is depreciated primarily by declining-balance methods. The straight-line method is used for all other assets. The estimated useful lives are as follows:

Years

Buildings and improvements	4 - 54
Printing presses and insertion equipment	5 - 28
Other	3 - 17

We recognize the fair value of a liability for a legal obligation to perform an asset retirement activity when such activity is a condition of a future event and the fair value of the liability can be estimated. The cost of asset retirements and related accruals was not material in 2019, 2018 or 2017.

Goodwill and Other Intangible Assets

Intangible assets include covenants not to compete, consulting agreements, customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method as follows:

Years

Customer lists	15 - 23
Newspaper subscriber lists	10 - 33

We review goodwill for impairment on an annual basis by performing a qualitative and quantitative assessment. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.

The Company's goodwill is all attributable to single reporting unit entity with negative carrying value. In 2019 and 2018, the Company had $250,309,000 and $246,176,000 of goodwill in the Consolidated Balance Sheets, respectively. The annual assessment is made on the first day of our fourth fiscal quarter, or more frequently if impairment triggers are noted.

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

Advertising and marketing services revenue: Advertising and marketing services revenue includes amounts charged to customers for retail, national, or classified advertising space purchased in our newspapers, advertisements placed on our digital platforms, and other print advertising products such as preprint inserts and direct mail. Advertising and marketing services revenue also include amounts charged to customers for digital marketing services which include: audience extension, Search Engine Optimization ("SEO"), Search Engine Marketing ("SEM"), web and mobile production, social media services and reputation monitoring and management. The following define the timing of revenue recognition for each general revenue category:

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

Arrangements with multiple performance obligations: We have various advertising and subscription agreements which include both print and digital performance obligations. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers. See footnote 2.

Advertising Costs

A substantial amount of our advertising and promotion consists of advertising placed in our own publications and digital platforms, using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

Restructuring Costs and Other

We incur severance related costs on an ongoing basis in response to overall industry trends. We accrue for severance related items generally as part of planned business transformation efforts when the impacted employees can be identified and the amounts are estimable.  We did not have a significant severance liability as of September 29, 2019 or September 30, 2019.

Other costs included in Restructuring Costs and Other include estimated impacts of withdrawals from our multiemployer plans.  Multiemployer plans are discussed in Note 8.

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

We use a fiscal year end measurement date for all our pension and postretirement obligations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 715, Retirement Plans. We use the alternative spot rate approach which utilizes a full yield curve to estimate the interest cost component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Income Taxes

Deferred income tax assets are recognized for deductible temporary differences and loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences which are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Hedge funds consist of a long/short equity funds and a diversified fund of funds. These funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including by quoted market prices and by private market quotations. Such investments are excluded from the fair value hierarchy.

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

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $3,901,000 at September 29, 2019 are outstanding in support of our insurance program.

Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Recently Issued Accounting Standards - Standards Adopted in 2019

In March 2017, the Financial Accounting Standards Board ("FASB") issued a new standard to improve the presentation of pension and postretirement benefit expense. The new standard requires that the service cost component of pension and postretirement benefits expense is recognized as compensation expense, while the remaining components of the expense are presented outside of operating income. The prior presentation included all components of the expense as Compensation in our Consolidated Statements of Income and Comprehensive Income. As a result of the adoption of this standard, we recorded other non-operating income of $2,847,000, $2,830,000 and $3,417,000 in 2019, 2018 and 2017, respectively. These amounts were previously recognized as compensation.

In August 2016, the FASB issued a new standard to conform the presentation in the statement of cash flows for certain transactions, including cash distributions from equity method investments, among others. The new standard was adopted in 2019 and did not result in a change to our statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” and in 2015, 2016, and 2017 the FASB issued several clarifying updates to this new standard (ASU No. 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05), which collectively comprises ASC Topic 606 “Revenue from Contracts with Customers”. Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” and is effective fiscal years beginning after December 15, 2017. Topic 606 provides a five-step model in determining when and how revenue is recognized and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard was adopted in 2019 using the modified retrospective method and did not result in a material change to our Consolidated Financial Statements. See to Note 2 for disclosures as a result of this adoption.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In February 2016, the FASB issued a new standard for the accounting treatment of leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees have the option to use a modified retrospective transition approach, which includes a number of practical expedients. As a result of utilizing the modified retrospective transition approach, we will not restate prior year financial statements to conform to the new guidance. We expect to elect the package of practical expedients, which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we will not reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance.

To date, we reviewed all existing leases and contracts, completed data entry for in-scope leases into our selected software solution which is compatible with our current financial reporting and control environment and quantified a range of expected financial impacts. We will adopt the new standard effective September 30, 2019, the first day of fiscal year 2020. We expect to recognize upon adoption, lease liabilities and right of use assets ranging from $9,600,000 to $12,600,000. Right-of-use assets have been adjusted for lease incentives and initial direct costs. We are still evaluating for potential embedded leases relating to our outsourced printing contracts, which could result in material additional lease obligations and right-of-use assets. We do not expect the adoption of the new standard will have a material impact on our Consolidated Statements of Income or Consolidated Statement of Cash Flows.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 29, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	September 29, 2019	September 30, 2018	September 24, 2017

Advertising and marketing services revenue	265,933	303,446	331,360
Subscription Revenue	186,691	195,108	191,922
TownNews and other digital services revenue	19,637	16,328	14,008
Other revenue	37,593	29,073	29,653
Total operating revenue	509,854	543,955	566,943

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

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $21,720,000 as of September 29, 2019 and $23,895,000 as of September 30, 2018. Revenue recognized in the 52 weeks ended September 29, 2019 that was included in the contract liability as of September 30, 2018 was $23,130,000.

Contract asset balances relate to our Management Agreement revenue and were $1,107,000 as of September 29, 2019 and $0 as of September 30, 2018 and consisted solely of the variable portion of the contract. These contract asset balances are included in accounts receivable and contract assets, net. There are no other contract assets recorded. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $47,863,000 and $48,517,000 as of September 29, 2019 and September 30, 2018 respectively. Allowance for doubtful accounts was $6,434,000 and $4,806,000 as of September 29, 2019 and September 30, 2018, respectively.

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

Summarized financial information of TNI is as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

ASSETS
Current assets	3,484	3,615
Investments and other assets	1,350	—
Total assets	4,834	3,615

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,924	5,213
Members' equity	(1,090)	(1,598)
Total liabilities and members' equity	4,834	3,615

Summarized results of TNI are as follows:

(Thousands of Dollars)	2019	2018	2017

Operating revenue	43,532	47,165	48,297
Operating expenses	34,224	37,090	38,150
Net income	9,308	10,075	10,147

Company's 50% share	4,654	5,038	5,073
Less amortization of intangible assets	418	418	418
Equity in earnings of TNI	4,236	4,620	4,655

TNI makes weekly distributions of its earnings. We received $4,245,000, $5,814,000 and $4,644,000 in distributions in 2019, 2018 and 2017, respectively.

At September 29, 2019, the carrying value of the Company's 50% investment in TNI is $14,741,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $3,299,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 4.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

ASSETS
Current assets	8,796	10,173
Investments and other assets	31,134	33,295
Total assets	39,930	43,468

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,912	7,274
Other liabilities	6,064	7,261
Stockholders' equity	27,954	28,933
Total liabilities and stockholders' equity	39,930	43,468

Summarized results of MNI are as follows:

(Thousands of Dollars)	2019	2018	2017

Operating revenue	56,790	59,670	61,396
Operating expenses, excluding restructuring costs, depreciation and amortization	48,121	49,598	51,392
Restructuring costs	355	383	296
Depreciation and amortization	1,018	1,149	1,295
Operating income	7,296	8,540	8,413
Net income	5,770	9,257	5,908
Equity in earnings of MNI	2,885	4,629	2,954

MNI makes quarterly distributions of its earnings. We received $3,350,000, $3,400,000 and $3,500,000 in distributions in 2019, 2018 and 2017, respectively.

We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $6,636,000, $6,718,000 and $7,021,000, in 2019, 2018 and 2017, respectively.

At September 29, 2019, the carrying value of the Company's 50% investment in MNI is $14,001,000.

4    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2019	2018

Goodwill, gross amount	1,534,905	1,535,155
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	246,176	246,426
Goodwill acquired in business combinations	4,133	—
Goodwill allocated to disposed businesses	—	(250)
Goodwill, end of year	250,309	246,176

Identified intangible assets related to continuing operations consist of the following:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Non-amortized intangible assets:
Mastheads	21,883	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	697,145	692,886
Less accumulated amortization	611,786	594,950
	85,359	97,936
Non-compete and consulting agreements	28,675	28,524
Less accumulated amortization	28,524	28,524
	151	—
	107,393	119,819

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

All of the Company’s goodwill is attributed to the single reporting unit with negative carrying value. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was significantly in excess of carrying value and as such, there was no impairment in 2019 or 2018.

In 2017, due to continuing revenue declines, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. We also recorded pretax charges to reduce the carrying value of other assets in 2019, 2018 and 2017. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2019	2018	2017

Continuing operations:
Non-amortized intangible assets	—	—	2,035
Property, equipment and other assets	—	267	482
	—	267	2,517

In January 2019, we purchased the businesses of Kenosha News and Lake Geneva Regional News. In February 2019, TownNews purchased the content management system ("CMS") business from GTxcel. The transactions were funded with cash on the balance sheet. As part of initial estimates $3,433,000 was recorded in goodwill and $3,650,000 was recorded in other intangible assets, net. The $3,650,000 of other intangible assets, net relate to acquired customer lists, which will be amortized over a 10 year period. These initial estimates will be reviewed in subsequent quarters as more information becomes available and finalized in the 13 weeks ended March 29, 2020.

Annual amortization of intangible assets for the years ending September 2020 to September 2024 is estimated to be $16,016,000, $14,853,000, $12,673,000, $12,052,000, and $10,325,000, respectively.

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

In November 2019, we amended our 1st Lien Credit Facility to amend and extend our $23,120,000 Revolving Facility (the "Amendment") through December 28, 2020. Our Revolving Facility was undrawn at the time of the amendment.

Debt is summarized as follows:

			Interest Rates (%)
	September 29	September 30	September 29
(Thousands of Dollars)	2019	2018	2019

Revolving Facility	—	—	6.13
1st Lien Term Loan	—	6,303	8.54
Notes	363,420	385,000	9.50
2nd Lien Term Loan	80,207	93,556	12.00
	443,627	484,859
Unamortized debt issue costs	(11,282)	(17,055)
Less current maturities of long-term debt	2,954	7,027
Total long-term debt	429,391	460,777

Our weighted average cost of debt, excluding amortization of debt financing costs at September 29, 2019, is 10.0%.

At September 29, 2019, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $2,954,000 in 2020, zero in 2021, $363,420,000 in 2022 and $77,253,000 in 2023.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At September 29, 2019, the principal balance of the Notes totaled $363,420,000.

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

We may repurchase Notes in the open market at any time. In the 52 weeks ended September 29, 2019 we purchased $21,580,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a loss on extinguishment of debt totaling $333,000 in the 52 weeks ended September 29, 2019 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Covenants and Other Matters

The Indenture and the 1st Lien Credit Facility contain restrictive covenants as discussed more fully below. However, certain of these covenants will cease to apply if the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and there is no default or event of default under the Indenture.

1st Lien Credit Facility

The 1st Lien Term Loan was paid in full in November 2018 and has no outstanding balance as of September 29, 2019.

The 1st Lien Credit Facility documents the primary terms of the 1st Lien Term Loan and the Revolving Facility. The $23,120,000 Revolving Facility matures on December 28, 2020 and may be used for working capital and general corporate purposes (including letters of credit). At September 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under the Revolving Facility.

Interest

Interest on the Revolving Facility, which is undrawn at September 29, 2019, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio, which is only applicable to the Revolving Facility.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy Leverage is below 3.25x before and after such payments. Lee Legacy Leverage as defined is 4.19x at September 29, 2019. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $80,207,000 at September 29, 2019, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

Payments will also be made on the 2nd Lien Term Loan, at par, with proceeds from asset sales by the Pulitzer Subsidiaries that are not reinvested subject to certain other conditions. For September 29, 2019 there were no principal payments, and for the year ended, September 30, 2018 we repaid $4,000,000, on the 2nd Lien Term Loan, at par, with net proceeds from the sale of Pulitzer assets.

During the 13 and 52 weeks ended September 29, 2019, payments on the 2nd Lien Term Loan totaled $3,931,000 and $13,349,000 respectively. For the 13 weeks ended September 29, 2019, Pulitzer Excess Cash Flow totaled $2,954,000, which was used to make a payment on the 2nd Lien Term Loan in November 2019, at par.

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

Pulitzer Excess Cash Flow and the related payments on the 2nd Lien Term Loan for the previous four quarters are as follows:

For the Period Ending
(Thousands of Dollars)	Pulitzer Excess Cash Flow Payment	Payment Date

September 30, 2018	724	Q1 2019
December 30, 2018	1,377	Q2 2019
March 31, 2019	7,317	Q3 2019
June 30, 2019	3,931	Q4 2019

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

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 9 and Note 12.

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

Also, the Notes and the 1st Lien Credit Facility are secured, subject to certain exceptions, priorities and limitations in the various agreements, by first-priority security interests in the capital stock of, and other equity interests owned by the Lee Legacy Assignors (excluding the capital stock of MNI). The Notes and 1st Lien Credit Facility are subject to a Pari Passu Intercreditor Agreement dated March 31, 2014.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $5,773,103, $4,769,000 and $4,447,000 in 2019, 2018 and 2017, respectively. Amortization of such costs is estimated to total $4,105,000 in 2020, $4,275,000 in 2021, $2,675,000 in 2022 and $227,000 in 2023. At September 29, 2019, we have $11,282,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

During the 52 weeks ended September 29, 2019, we identified an adjustment of $1,309,000 related to debt financing costs that should have been recorded in prior periods. The impact of recording this out of period adjustment was an increase to Debt financing and administrative costs of $1,309,000 in the Consolidated Statements of Operations and Comprehensive Income for the 52 weeks ended September 29, 2019 and an increase to debt of $1,309,000 on the Consolidated Balance Sheet. We do not believe the impact of the adjustment is material to our consolidated financial statements for any previously issued financial statements taken as a whole, or to our net income for the 52 weeks ended September 29, 2019. Further, the impact of the corrections was not material to any of our Consolidated Balance Sheets nor our Consolidated Statements of Cash Flows.

Liquidity

At September 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under our Revolving Facility. Including cash, our liquidity at September 29, 2019 totals $26,289,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at September 29, 2019.

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

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2019	2018	2017

Service cost for benefits earned during the year	36	48	84
Interest cost on projected benefit obligation	6,563	5,754	5,394
Expected return on plan assets	(8,073)	(7,933)	(7,878)
Amortization of net loss	1,135	2,025	2,947
Amortization of prior service benefit	(100)	(136)	(136)
Net periodic pension cost (benefit)	(439)	(242)	411

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2019	2018

Benefit obligation, beginning of year	176,531	191,645
Service cost	36	48
Interest cost	6,563	5,754
Actuarial loss (gain)	20,687	(9,464)
Benefits paid	(11,448)	(11,452)
Benefit obligation, end of year	192,369	176,531
Fair value of plan assets, beginning of year:	151,255	149,762
Actual return on plan assets	8,705	10,576
Benefits paid	(11,448)	(11,452)
Administrative expenses paid	(2,163)	(2,571)
Employer contributions	650	4,940
Fair value of plan assets, end of year	146,999	151,255
Funded status	(45,370)	(25,276)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Pension obligations	(45,370)	(25,276)
Accumulated other comprehensive loss (before income taxes)	(53,066)	(31,882)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Unrecognized net actuarial loss	(53,072)	(31,988)
Unrecognized prior service benefit	6	106
	(53,066)	(31,882)

We expect to recognize $3,166,000 and $6,000 of unrecognized net actuarial loss and unrecognized prior service benefit, respectively, in net periodic pension cost in 2020.

The accumulated benefit obligation for the plans total $192,369,000 at September 29, 2019 and $176,531,000 at September 30, 2018. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $192,369,000, $192,369,000 and $146,999,000, respectively, at September 29, 2019.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 29	September 30
(Percent)	2019	2018

Discount rate	3.1	4.2

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2019	2018	2017

Discount rate - service cost	4.2	3.7	3.5
Discount rate - interest cost	3.9	3.1	2.8
Expected long-term return on plan assets	5.5	5.5	5.5

For 2020, the expected long-term return on plan assets is 5.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
	September 29	September 29	September 30
Asset Class	2019	2019	2018

Equity securities	50	49	50
Debt securities	35	34	32
TIPS	5	5	4
Hedge fund investments	10	10	10
Cash and cash equivalents	—	2	4

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of pension assets at September 29, 2019 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	2,970	—	—
Domestic equity securities	9,524	8,971	40,593	—
International equity securities	—	6,525	7,283	—
TIPS	—	6,918	—	—
Debt securities	—	26,392	24,190	—
Hedge fund investments	15,733	—	—	—

The fair value hierarchy of pension assets at September 30, 2018 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	5,537	—	—
Domestic equity securities	10,045	12,573	40,083	—
International equity securities	—	7,070	7,560	—
TIPS	—	6,535	—	—
Debt securities	—	25,673	22,523	—
Hedge fund investments	15,767	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2019 or 2018. Pension assets included in the fair value hierarchy at net asset value, or "NAV", include three investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $9,524,000 and $10,045,000 as of 9/29/2019 and 9/30/2018, respectively. We can redeem this fund on a monthly basis.

•

Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $7,923,000 and $8,116,000 as of 9/29/2019 and 9/30/2019, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $7,810,000 and $7,651,000 as of 9/29/2019 and 9/30/2018, respectively. We can redeem up to 50% of our investment in this fund twice per year.

Cash Flows

Based on our forecast at September 29, 2019, we expect to make contributions of $6,718,000 to our pension trust in 2020.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2020	12,452
2021	11,770
2022	11,711
2023	11,725
2024	11,679
2025-2029	56,172

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $1,667,000 and $1,469,000 at September 29, 2019 and September 30, 2018, respectively.

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2019	2018	2017

Service cost for benefits earned during the year	—	—	13
Interest cost on projected benefit obligation	412	365	412
Expected return on plan assets	(1,082)	(1,080)	(1,056)
Amortization of net actuarial gain	(976)	(984)	(987)
Amortization of prior service benefit	(723)	(785)	(1,459)
Curtailment gains	0	(2,031)	(3,741)
Net periodic postretirement benefit	(2,369)	(4,515)	(6,818)

In March 2017, we notified certain participants in one of our postemployment medical plans of changes to their plan, which included notice that the plan will terminate on December 31, 2017. These changes resulted in a non-cash curtailment gain of $2,031,000 and $3,741,000 in 2018 and 2017, respectively. The curtailment gain is recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income. These charges also reduced the postemployment benefit obligation by $7,036,000 and reduced accumulated other comprehensive loss by $106,000 and $1,417,000 in 2018 and 2017, respectively.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2019	2018

Benefit obligation, beginning of year	11,756	15,667
Service cost	—	—
Interest cost	412	365
Actuarial loss (gain)	1,033	(1,054)
Benefits paid, net of premiums received	(1,507)	(1,399)
Curtailment	—	(1,924)
Medicare Part D subsidies	58	101
Benefit obligation, end of year	11,752	11,756
Fair value of plan assets, beginning of year	24,647	24,626
Actual return on plan assets	2,097	2,106
Employer contributions	222	422
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,449)	(1,298)
Benefits paid for active employees	(1,382)	(1,209)
Fair value of plan assets at measurement date	24,135	24,647
Funded status	12,383	12,891

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Non-current assets	12,383	12,891
Postretirement benefit obligations	—	—
Accumulated other comprehensive income (before income tax benefit)	14,818	17,917

Amounts recognized in accumulated other comprehensive income are as follows:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Unrecognized net actuarial gain	4,970	12,224
Unrecognized prior service benefit	9,848	5,693
	14,818	17,917

We expect to recognize $743,000 and $647,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2020.

Assumptions

Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

	September 29	September 30
(Percent)	2019	2018

Discount rate	2.8	4.0
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2019	2018	2017

Discount rate - service cost	4.0	3.4	3.1
Discount rate - interest cost	3.7	2.8	2.4
Expected long-term return on plan assets	4.5	4.5	4.5

For 2019, the expected long-term return on plan assets is 4.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

	September 29	September 30
(Percent)	2019	2018

Health care cost trend rates	8.5	9.0
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2027	2026

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2019:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	11	(10)
Effect on postretirement benefit obligation	425	(389)

Plan Assets

Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 29, 2019 and September 30, 2018 is $1,955,000 and $3,266,000, respectively, which are included within the tables below.

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
		September 29	September 30
Asset Class	September 29 2019	2019	2018

Equity securities	20	18	18
Debt securities	70	68	69
Hedge fund investment	10	14	13
Cash and cash equivalents	—	—	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at September 29, 2019 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	—	—	—
Domestic equity securities	778	2,640	—	—
International equity securities	—	628	750	—
Debt securities	—	17,707	—	—
Hedge fund investment	3,587	—	—	—

The fair value hierarchy of postretirement assets at September 30, 2018 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	242	—	—
Domestic equity securities	820	2,589	—	—
International equity securities	—	681	780	—
Debt securities	—	19,185	—	—
Hedge fund investment	3,616	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2019 or 2018. Postretirement assets included in the fair value hierarchy at net asset value, or "NAV", include two investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $778,000 and $820,000 as of 9/29/2019 and 9/30/2018, respectively. We can redeem this fund on a monthly basis.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $3,587,000 and $3,616,000 as of 9/29/2019 and 9/30/20018, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows

Based on our forecast at September 29, 2019, we do not expect to contribute to our postretirement plans in 2019.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

		Less
		Medicare
	Gross	Part D	Net
(Thousands of Dollars)	Payments	Subsidy	Payments

2020	1,241	(66)	1,175
2021	1,201	(65)	1,136
2022	1,154	(63)	1,091
2023	1,099	(60)	1,039
2024	1,039	(57)	982
2025-2029	4,185	(221)	3964

Postemployment Plan

Our postemployment benefit obligation, which represents certain disability benefits, is $2,550,000 at September 29, 2019 and $2,580,000 at September 30, 2018.

8    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including costs related to stock based compensation and the defined contribution retirement plan, charged to continuing operations are $3,849,000 in 2019, $4,430,000 in 2018 and $4,396,000 in 2017.

Multiemployer Pension Plans

We contributed to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBAs"). The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:

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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
								Expiration Dates of
Pension Plan	2019	2018	Status	2019	2018	2017	Surcharge Imposed	CBAs

GCIU- Employer Retirement Fund 91-6024903/001	Critical	Red	Implemented	98	107	123	No	3/24/2020

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust 43-0736847/001	Endangered	Green	N/A	30	29	31	N/A	2/28/2021

The GCIU unit at one of our bargaining units withdrew representation and, as a result, precipitated a partial withdrawal from the GCIU Employer Retirement Fund. The Company had previously accrued $2,600,000 in 2017 pending the final assessment from the fund. We received the final assessment in 2019 and increased the accrual to the final assessed amount of $3,181,000.

The District 9 IAM plan notified the Company in April 2019 that it is in endangered status. The plan could be either declared red status or modified. The plan has not indicated what action will be taken.

The Company has effectuated a total withdrawal from the CWA/ITU Pension plan in 2019 which was in critical status as of September 30, 2019. This action was precipitated by a disclaimer of interest by one of our bargaining units, which forced a partial withdrawal from the fund. The Company has elected to precipitate withdrawals from the other units to accomplish a full withdrawal. The full withdrawal will be accomplished by triggering sections of those contracts which allowed for withdrawal from the fund in exchange for benefits and outsourcing of work. The Company has accrued a liability of $3,255,000 in Warrants and other in 2019 to estimate the impact of the full withdrawal.

9     COMMON STOCK AND CLASS B COMMON STOCK

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

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 29, 2019, the fair value of the Warrants is $1,195,000.

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

10    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,638,000, $1,857,000 and $2,088,000, in 2019, 2018 and 2017, respectively.

At September 29, 2019, we have reserved 2,805,000 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders of which 1,600,000 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2019	2018	2017

Under option, beginning of year	1,100	1,271	1,698
Exercised	(93)	(131)	(339)
Canceled	(198)	(40)	(88)
Under option, end of year	809	1,100	1,271
Exercisable, end of year	809	1,100	1,271

Weighted average prices of stock options are as follows:

(Dollars)	2019	2018	2017

Exercised	2.06	1.42	1.53
Cancelled	2.08	2.49	14.02
Under option, end of year	1.82	1.88	1.86

A summary of stock options outstanding at September 29, 2019 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 2	425	2.7	1.14	425	1.14
2 - 3	384	1.0	2.57	384	2.57
	809	1.9	1.82	809	1.82

There is no unrecognized compensation expense for unvested stock options at September 29, 2019.

The aggregate intrinsic value of stock options outstanding at September 29, 2019 is $179,000

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2019	2018	2017

Outstanding, beginning of year	2,059	2,478	2,462
Granted	788	587	837
Vested	(1,337)	(936)	(751)
Forfeited	(33)	(70)	(70)
Outstanding, end of year	1,477	2,059	2,478

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2019	2018	2017

Outstanding, beginning of year	2.31	2.69	2.74
Granted	2.18	2.33	3.34
Vested	2.03	3.31	3.59
Forfeited	2.13	2.85	2.98
Outstanding, end of year	2.49	2.31	2.69

Total unrecognized compensation expense for unvested restricted Common Stock at September 29, 2019 is $1,350,000, which will be recognized over a weighted average period of 1.2 years.

In December 2019, we expect to issue shares of 724,300 restricted Common Stock to employees. All restrictions with respect to these shares lapse in December 2022.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2019, 2018 or 2017.

11    INCOME TAXES

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

The Securities Exchange Commission issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related transitional impact. Apart from any future changes in interpretations, legislative action or changes in accounting standards, we have finalized and recorded the resulting adjustments as of September 29, 2019. The impact of the re-measurement did not change materially for the 52 weeks ended September 29, 2019.

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2019	2018	2017

Current:
Federal	8,763	275	394
State	1,171	875	819
Deferred	(2,003)	(17,378)	10,398
	7,931	(16,228)	11,611

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2019	2018	2017

Computed “expected” income tax expense (benefit)	21.0	24.7	35.0
State income tax expense (benefit), net of federal tax impact	1.3	2.6	2.3
Net income of associated companies taxed at dividend rates	(3.9)	(5.1)	(3.7)
Resolution of tax matters	1.7	(8.4)	2.2
Non-deductible expenses	3.4	2.9	1.5
Valuation allowance	10.8	9.9	2.6
Warrant valuation	(0.6)	0.2	(10.2)
Revaluation of deferred income taxes due to law charges	—	(79.1)	—
Other	(0.4)	(0.4)	(0.8)
	33.3	(52.7)	28.9

Net deferred income tax liabilities consist of the following components:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Deferred income tax liabilities:
Property and equipment	(14,424)	(16,506)
Identified intangible assets	(15,358)	(18,486)
Long-term debt	(6,647)	(11,074)
Accrued compensation	(189)	2,402
Investments	(3,164)	(6,472)
	(39,782)	(50,136)
Deferred income tax assets:
Allowance for doubtful accounts and losses on loans	1,279	910
Pension and postretirement benefits	4,048	2,305
Operating loss carryforwards	41,610	41,663
Accrued expenses	426	424
Other	2,526	3,075
	49,889	48,377
Valuation allowance	(39,913)	(37,349)
Net deferred income tax liabilities	(29,806)	(39,108)

All deferred taxes are categorized as non-current.

A reconciliation of 2019 and 2018 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2019	2018

Balance, beginning of year	16,104	13,915
Increases (decreases) in tax positions for prior years	33	132
Increases in tax positions for the current year	2,472	2,567
Lapse in statute of limitations	(357)	(510)
Balance, end of year	18,252	16,104

Approximately $10,665,000 and $10,312,000 of the gross unrecognized tax benefit balances for 2019 and 2018, respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $14,019,000 at September 29, 2019. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $848,000 at September 29, 2019 and $563,000 at September 30, 2018. There were no amounts provided for penalties at September 29, 2019 or September 30, 2018.

At September 29, 2019, we had a deferred tax asset of $4,255,000 related to disallowed interest expense.

No significant income tax audits are currently in progress and the Company has not received any notices of intent to audit. Certain of the Company's state income tax returns for the year ended September 29, 2013 are open for examination. The Federal and remaining state returns are open beginning with the September 29, 2014 year.

At September 29, 2019, we have state tax benefits of approximately $63,338,000 in net operating loss ("NOL") carryforwards that expire between 2020 and 2039. These NOL carryforwards result in a deferred income tax asset of $50,037,000 at September 29, 2019, a portion of which is offset by a valuation allowance.

As expected, we reported a taxable income in 2018 in excess of our remaining NOL, so that no Federal NOL is available in fiscal year 2019.

12    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 16.7% ownership of the non-voting common stock and 0.7% of the voting common stock of TCT, which represents 8.7% of total TCT stock, and a private equity investment, are carried at cost. As of September 29, 2019, the approximate fair value of the private equity investment is $10,268,000 which is a level 3 fair value measurement.

At September 29, 2019 we had no floating rate debt. Our fixed rate debt consists of $363,420,000 principal amount of the Notes and, $80,207,000 principal amount under the 2nd Lien Term Loan. At September 29, 2019, based on an average of private market price quotations, the fair values were $364,328,550 and $80,207,214 for the Notes and 2nd Lien Term Loan, respectively. These represent Level 2 fair value measurements.

As discussed more fully in Notes 5 and 9, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we will re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 29, 2019, September 30, 2018 and September 24, 2017 are $1,195,000, $1,807,000 and $1,580,000, respectively. In other, net non-operating income (expense) in the Consolidated Statements of Income and Comprehensive Income, we recognized income of $612,000 in 2019, expense of $226,000 in 2018 and income of $10,181,000 in 2017, for adjustments in the fair value of the Warrants.

The following assumptions were used to estimate the fair value of the Warrants:

	2019	2018	2017

Volatility (Percent)	48	31	37
Risk-free interest rate (Percent)	1.58	2.91	1.81
Expected term (Years)	2.5	3.5	4.5
Estimated fair value (Dollars)	0.20	0.30	0.26

13    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2019	2018	2017

Income attributable to Lee Enterprises, Incorporated:	14,268	45,766	27,481

Weighted average Common Stock	57,648	57,009	56,481
Less non-vested restricted Common Stock	(2,083)	(2,307)	(2,491)
Basic average Common Stock	55,565	54,702	53,990
Dilutive stock options and restricted Common Stock	1,319	1,246	1,402
Diluted average Common Stock	56,884	55,948	55,392
Earnings per common share:
Basic:	0.26	0.84	0.51
Diluted	0.25	0.82	0.50

For 2019, 2018 and 2017, we had 6,384,000, 7,206,000 and 7,577,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

14    ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2019	2018	2017

Balance, beginning of year	4,806	4,796	4,327
Additions charged to expense	2,751	1,952	1,696
Deductions from reserves	(1,123)	(1,942)	(1,227)
Balance, end of year	6,434	4,806	4,796

15    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

	September 29	September 30
(Thousands of Dollars)	2019	2018

Compensation	9,170	10,363
Retirement plans	2,637	2,673
Other	5,904	6,605
	17,711	19,641

Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2019	2018	2017

Interest	47,555	52,180	58,844
Debt financing and reorganization costs	1,773	437	373
Income tax payments, net	8,439	464	1,214

Accumulated other comprehensive income (loss), net of deferred income taxes at September 29, 2019 and September 30, 2018, is related to pension and postretirement benefits.

16    COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

We have operating lease commitments for certain of our office, production and distribution facilities. Management expects that in the normal course of business, existing leases will be renewed or replaced. Minimum lease payments during the five years ending September 2024 and thereafter are $3,403,000, $2,290,000, $2,238,000, $1,637,000, $1,367,000 and $4,991,000, respectively. In 2019, 2018 and 2017 total operating lease expense was $4,993,000, $4,064,000 and $3,866,000, respectively.

Capital Expenditures

At September 29, 2019, we had construction and equipment purchase commitments totaling approximately $1,642,000.

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

We have various income tax examinations ongoing and at various stages of completion, but generally our income tax returns have been audited or closed to audit through 2013.

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

Multiemployer Pension Plans

We effectuated a total withdrawal from the CWA/ITU plan in 2019 as discussed in Note 8. As a result, we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount and timing of such liability will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the plan. In 2019, we accrued a liability of $3,255,000 related to this withdrawal. The withdrawal liability determined to be due under this plan will be funded over a period of 20 years.

17    QUARTERLY FINANCIAL DATA (UNAUDITED)

Per share amounts may not add due to rounding.

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2019

Operating revenue	136,201	122,704	127,284	123,665

Net income	10,719	(2,327)	6,172	1,345

Income attributable to Lee Enterprises, Incorporated	10,361	(2,678)	5,766	819

Earnings per common share:
Basic	0.19	(0.05)	0.10	0.01
Diluted	0.18	(0.05)	0.10	0.01

2018

Operating revenue	143,786	127,805	132,618	139,746

Net income	35,327	2,533	4,750	4,438

Income attributable to Lee Enterprises, Incorporated	35,003	2,239	4,458	4,066

Earnings (loss) per common share:
Basic	0.64	0.04	0.08	0.07
Diluted	0.63	0.04	0.08	0.07

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lee Enterprises, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 29, 2019 and September 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the 52-week period ended September 29, 2019, the 53-week period ended September 30, 2018 and the 52-week period ended September 24, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for the 52-week period ended September 29, 2019, the 53-week period ended September 30, 2018 and the 52-week period ended September 24, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2008.

Chicago, Illinois

December 13, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 2019.

LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 13th day of December 2019.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Nancy S. Donovan	Director
Nancy S. Donovan

/s/ Leonard J. Elmore	Director
Leonard J. Elmore

/s/ Margaret R. Liberman	Director
Margaret R. Liberman

/s/ Mary E. Junck	Director
Mary E. Junck

/s/ Brent M. Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Gregory P. Schermer	Director
Gregory P. Schermer

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
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

Number	Description

3.1 *	Amended and Restated Certificate of Incorporation of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.1 to Form 8-K filed on February 3, 2012)

3.2 *	Second Amended and Restated By-Laws of Lee Enterprises, Incorporated effective as of June 26, 2019 (Exhibit 3.1 to Form 8-K filed June 27, 2019)

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

10.12 *	Amendment Agreement dated as of November 1, 2019 among Lee Enterprises, Incorporated, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Exhibit 10.1 to Form 8-K filed on November 5, 2019)

10.13 *

Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and JPMorgan Chase Bank, N.A. (Exhibit 10.7 to Form 8-K filed on April 4, 2014)

10.14*

Second Lien Guarantee and Collateral Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (Exhibit 10.8 to Form 8-K filed on April 4, 2014)

10.15 *

Second Amendment to Intercreditor Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, The Bank of New York Mellon Trust Company, N.A., Wilmington Trust, National Association, Pulitzer and the Pulitzer Subsidiaries (Exhibit 10.9 to Form 8-K filed on April 4, 2014)

10.16 *

Intercompany Subordination Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, the Subsidiary Guarantors, Pulitzer, Pulitzer Subsidiaries and Wilmington Trust, National Association (Exhibit 10.10 to Form 8-K filed on April 4, 2014)

10.17 *	Management Agreement dated as of June 26, 2018 between BH Media Group, Inc. and Lee Enterprises, Incorporated (Exhibit 10.1 to Form 8-K filed on June 26, 2018)

10.18 *

Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.19*

Amendment Number Two to Operating Agreement of St. Louis Post-Dispatch LLC, effective February 18, 2009, between Pulitzer Inc. and Pulitzer Technologies, Inc. (Exhibit 10.13 to Form 10-Q for the Fiscal Quarter Ended March 29, 2009)

10.20*

Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.21*

Amended and Restated Partnership Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.2 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.22*

Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.23*	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.24*	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.25 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.26*	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

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

10.31.1 +*

Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its President and Chief Executive Officer (Exhibit 10.31.2 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.31.2 +*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.32 +*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.33 +*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

21	Subsidiaries and associated companies

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002