Form 10-Q
period 2019-12-29
LEE ENTERPRISES, Inc
filed 2020-02-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 29, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 4600 E. 53rd Street, Davenport, Iowa 52807

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

As of January 31, 2020, 58,136,424 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the "Company"). References to "2020", "2019" and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	On January 29, 2020, the Company entered into an Asset and Stock Purchase Agreement (“Purchase Agreement”) with Berkshire Hathaway Inc. (“Berkshire”) and BH Media Group, Inc. (“BH Media and “BHMG”). Under the Purchase Agreement, the Company has agreed to purchase certain assets and assume certain liabilities of BH Media’s newspapers and publications business (“BH Media Newspaper Business”), excluding real estate and production equipment, and purchase all of the issued and outstanding capital stock of The Buffalo News, Inc. (“Buffalo News”, collectively, the “Transactions”). Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the possibility that (the “Transactions”) will not be pursued; failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to the proposed Transactions; adverse effects on the market price of the Company’s common stock or the Company’s operating results because of a failure to complete the proposed Transactions; failure to realize the expected benefits of the proposed Transactions; failure to promptly and effectively integrate the newspaper operations of Berkshire Hathaway; negative effects relating to the announcement of the proposed Transactions or any further announcements relating to the proposed Transactions; significant transaction costs, unknown or inestimable liabilities and lack of indemnification from Berkshire other than environmental liabilities on real estate at BHMG; potential litigation associated with the proposed Transactions; general economic and business conditions that affect the combined company following the consummation of the proposed Transactions; and the retention of certain key employees;
•	Our ability to generate cash flows and maintain liquidity sufficient to service our debt;
•	Our ability to comply with the financial covenants in our credit facilities;
•	Our ability to refinance our debt as it comes due;
•	Our ability to manage declining print revenue;
•	That the warrants issued in our 2014 refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Legislative and regulatory rulings, including the 2017 Tax Act;
•	Our ability to achieve planned expense reductions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on the NYSE;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 29,	September 29,
(Thousands of Dollars)	2019	2019

ASSETS

Current assets:
Cash and cash equivalents	4,468	8,645
Accounts receivable and contract assets, net	50,650	42,536
Inventories	3,373	3,769
Prepaids and other	4,659	5,353
Total current assets	63,150	60,303
Investments:
Associated companies	29,573	28,742
Other	10,847	10,684
Total investments	40,420	39,426
Property and equipment:
Land and improvements	17,028	16,979
Buildings and improvements	148,690	148,514
Equipment	230,561	237,289
Construction in process	3,432	1,980
	399,711	404,762
Less accumulated depreciation	318,598	322,723
Property and equipment, net	81,113	82,039
Operating lease right-of-use assets	10,125	—
Goodwill	250,309	250,309
Other intangible assets, net	104,395	107,393
Medical plan assets, net	14,791	14,338
Other	1,427	1,394

Total assets	565,730	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	December 29,	September 29,
(Thousands of Dollars and Shares, Except Per Share Data)	2019	2019

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	2,341	—
Current maturities of long-term debt	1,892	2,954
Accounts payable	14,132	16,750
Compensation and other accrued liabilities	15,422	17,711
Accrued interest	10,395	1,903
Unearned revenue	22,966	21,720
Total current liabilities	67,148	61,038
Long-term debt, net of current maturities	421,248	429,391
Operating lease liabilities	7,787	—
Pension obligations	46,311	47,037
Postretirement and postemployment benefit obligations	2,569	2,550
Deferred income taxes	21,614	29,806
Income taxes payable	17,299	8,742
Warrants and other	12,724	13,469
Total liabilities	596,700	592,033
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	581	577
December 29, 2019; 58,136 shares; $0.01 par value
September 29, 2019; 57,646 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	255,642	255,476
Accumulated deficit	(260,103)	(265,423)
Accumulated other comprehensive loss	(28,797)	(29,114)
Total stockholders' deficit	(32,677)	(38,484)
Non-controlling interests	1,707	1,653
Total deficit	(30,970)	(36,831)
Total liabilities and deficit	565,730	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars, Except Per Common Share Data)	2019	2018

Operating revenue:
Advertising and marketing services	65,727	75,962
Subscription	41,694	46,268
Other	14,922	13,971
Total operating revenue	122,343	136,201
Operating expenses:
Compensation	43,243	47,038
Newsprint and ink	4,736	6,339
Other operating expenses	48,462	49,743
Depreciation and amortization	6,719	7,529
Assets loss (gain) on sales, impairments and other, net	814	(100)
Restructuring costs and other	1,632	62
Total operating expenses	105,606	110,611
Equity in earnings of associated companies	1,569	2,129
Operating income	18,306	27,719
Non-operating income (expense):
Interest expense	(11,115)	(12,256)
Debt financing and administrative costs	(1,196)	(896)
Other, net	1,593	665
Total non-operating expense, net	(10,718)	(12,487)
Income before income taxes	7,588	15,232
Income tax expense	1,871	4,513
Net income	5,717	10,719
Net income attributable to non-controlling interests	(397)	(358)
Income attributable to Lee Enterprises, Incorporated	5,320	10,361
Other comprehensive income (loss), net of income taxes	317	(122)
Comprehensive income attributable to Lee Enterprises, Incorporated	5,637	10,239
Earnings per common share:
Basic:	0.09	0.19
Diluted:	0.09	0.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	577	255,476	(29,114)	(38,484)
Shares issued (redeemed)	—	4	(379)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive loss	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	581	255,642	(28,797)	(32,677)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

October 1, 2018	(279,691)	572	253,511	(11,746)	(37,354)
Shares issued (redeemed)	—	5	(453)	—	(448)
Income attributable to Lee Enterprises, Incorporated	10,361	—	—	—	10,361
Stock compensation	—	—	385	—	385
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
December 30, 2018	(269,330)	577	253,443	(11,868)	(27,178)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Cash provided by (required for) operating activities:
Net income	5,717	10,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,719	7,529
Stock compensation expense	302	464
Distributions greater (less) than earnings of MNI	(658)	51
Deferred income taxes	(8,328)	204
Debt financing and administrative costs	1,196	896
Pension contributions	—	(650)
Other, net	713	(468)
Changes in operating assets and liabilities:
Increase in receivables and contract assets	(8,137)	(7,479)
Decrease in inventories and other	280	318
Increase in accounts payable and other accrued liabilities	4,016	4,088
Decrease in pension and other postretirement and postemployment benefit obligations	(709)	(741)
Change in income taxes payable	10,189	4,287
Other, including warrants	(939)	189
Net cash provided by operating activities	10,361	19,407
Cash required for investing activities:
Purchases of property and equipment	(2,458)	(1,002)
Proceeds from sales of assets	12	585
Acquisitions	(1,121)	—
Distributions less than earnings of TNI	(173)	(881)
Other, net	—	(97)
Net cash required for investing activities	(3,740)	(1,395)
Cash required for financing activities:
Payments on long-term debt	(10,233)	(7,027)
Debt financing and administrative costs paid	(193)	(8)
Common stock transactions, net	(372)	(448)
Net cash required for financing activities	(10,798)	(7,483)
Net increase (decrease) in cash and cash equivalents	(4,177)	10,529
Cash and cash equivalents:
Beginning of period	8,645	5,380
End of period	4,468	15,909

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and subsidiaries (the “Company”) as of December 29, 2019 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2019 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 29, 2019 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2020”, “2019” and the like refer to the fiscal years ended the last Sunday in September.

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

Subsequent Events

Purchase Agreement with Berkshire Hathaway

On January 29, 2020, the Company entered into an Asset and Stock Purchase Agreement (“Purchase Agreement”) with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”). Subject to the terms and conditions of the Purchase Agreement, The Company has agreed to purchase certain assets and assume certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment, for a purchase price of $130,000,000, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”) for a purchase price of $10,000,000 (collectively, the “Transactions”).

The Company expects that the $140,000,000 purchase price will be financed with new debt. As further discussed below, the Company has entered into an agreement for the financing of the Transactions.

Since July 2, 2018, The Company has managed the BH Media Newspaper Business pursuant to a Management Agreement between BHMG and the Company dated June 26, 2018 (“Management Agreement”). BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area.

Consummation of the Transactions is subject to certain closing conditions, including the closing of the refinancing of the Company’s existing credit facilities under the Credit Agreement, as described below (“Debt Financing”), the execution and delivery of specified ancillary agreements, including a 10-year term lease between BHMG and the Company as described below (the “Lease”) and review by the U.S. Department of Justice. The Transactions are expected to close March 16, 2020, although there can be no assurance that the closing of the Transactions will occur by such date. Either party may terminate the Purchase Agreement if the Transactions are not consummated on or before April 30, 2020.

Management Agreement with BH Media Group

In connection with the Transactions, the Management Agreement will terminate at the closing of the Transactions. Amounts due under the Management Agreement will be credited to the purchase price of the Transactions. We expect the credits to total approximately $5,425,000, including an estimated $4,180,000 reflective of the pro-rated variable portion of the Management Agreement based on the year-to-date performance of BHMG.

Debt Financing

In connection with the Purchase Agreement, the Company entered into a Credit Agreement dated as of January 29, 2020, with BH Finance, LLC, a Nebraska limited liability company (“BH Finance”), as lender (“Credit Agreement”) pursuant to which BH Finance will provide a secured 25-year term loan in an aggregate principal amount of approximately $576,000,000, subject to the satisfaction of certain customary closing conditions, including the simultaneous closing of the Transactions and the Debt Financing. The Debt Financing under the Credit Agreement will bear interest at a per annum rate equal to 9.00%, payable monthly. Principal reductions will be required periodically in the amount equal to the Company’s excess cash flow (as defined in the Credit Agreement) for each fiscal quarter beginning with the period ended June 28, 2020, and from the proceeds of the sale of assets as they may be received from time to time. Substantially all of the proceeds of the Debt Financing will be used to finance the Transactions; refinance the Company’s existing indebtedness, including payment in full of its outstanding senior secured notes, second lien loans and revolving loan indebtedness; and provide working capital to the Company in lieu of a revolving credit facility.

The Credit Agreement also contains certain customary representations and warranties, certain affirmative and negative covenants and certain conditions, including restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of stock of the Company and certain other capital transactions. Certain existing and future direct and indirect material domestic subsidiaries of the Company are guarantors of the Company’s obligations under the Credit Agreement.

Lease Agreement

In connection with the Purchase Agreement, the Company will enter into a 10-year term lease with BHMG, as landlord, of the real estate and fixtures used in the BH Media Newspaper Business. The Lease will commence upon closing of the Transactions, and requires the Company to pay annual rents of $8,000,000, payable in equal monthly installments, as well as all operating costs of the properties, including real estate taxes, insurance, maintenance and repairs. Rent payments will be subject to a credit for any leased real estate sold by BH Media during the term of the Lease equal to 8.00% of the net sales proceeds from such transactions.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards - Standards Adopted in 2020

In February 2016, the FASB issued a new standard for the accounting treatment of leases, known as Accounting Standards 842 ("ASC 842"). The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

We elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we did reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance. We have elected to combine non-lease and lease components when accounting for leases. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under  ASC 842. As such, we have not recognized a right-of-use (“ROU”) asset or lease liability for these leases. Additional information and disclosures required by this new standard are contained in Note 6.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under then current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 28, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements.

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Advertising and marketing services revenue	65,727	75,962
Subscription Revenue	41,694	46,268
TownNews and other digital services revenue	5,218	4,677
Other revenue	9,704	9,294
Total operating revenue	122,343	136,201

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

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $22,966,000 as of December 29, 2019 and $21,720,000 as of September 29, 2019. Revenue recognized in the 13 weeks ended December 29, 2019 that was included in the contract liability as of September 29, 2019 was $13,399,000.

Contract asset balances relate to our Management Agreement revenue and were $3,589,000 as of December 29, 2019 and $1,107,000 as of September 29, 2019 and consisted solely of the variable portion of the contract.These contract asset balances are included in accounts receivable and contract assets, net. There are no other contract assets recorded. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $53,481,000 and $47,863,000 as of December 29, 2019 and September 29, 2019, respectively. Allowance for doubtful accounts was $6,420,000 and $6,434,000 as of December 29, 2019 and September 29, 2019, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Operating revenue	10,195	12,164
Operating expenses	8,165	9,095
Operating income	2,030	3,069
Company's 50% share of operating income	1,015	1,535
Less amortization of intangible assets	104	105
Equity in earnings of TNI	911	1,430

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 29, 2019 and December 30, 2018, we received $738,000 and $549,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Operating revenue	13,925	14,826
Operating expenses, excluding restructuring costs, depreciation and amortization	12,120	12,663
Restructuring costs	—	30
Depreciation and amortization	145	280
Operating income	1,660	1,853
Net income	1,316	1,398
Equity in earnings of MNI	658	699

MNI makes quarterly distributions of its earnings and in the 13 weeks ended December 29, 2019 and December 30, 2018, we received dividends of $0 and $750,000, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
December 29,
(Thousands of Dollars)	2019

Goodwill, gross amount	1,539,038
Accumulated impairment losses	(1,288,729)
Goodwill, end of period	250,309

Identified intangible assets consist of the following:

	December 29,	September 29,
(Thousands of Dollars)	2019	2019

Nonamortized intangible assets:
Mastheads	21,883	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	698,267	697,145
Less accumulated amortization	615,906	611,786
	82,361	85,359
Non-compete and consulting agreements	28,675	28,675
Less accumulated amortization	28,524	28,524
	151	151
Other intangible assets, net	104,395	107,393

Annual amortization of intangible assets for the 12 months ending December 2021 to December 2025 is estimated to be $16,128,000, $14,225,000, $12,683,000 $12,033,000 and $9,599,000, respectively.

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

Debt is summarized as follows:

		Interest Rates (%)
	December 29,	September 29,	December 29,
(Thousands of Dollars)	2019	2019	2019

Revolving Facility	—	—	6.1
Notes	356,141	363,420	9.5
2nd Lien Term Loan	77,253	80,207	12.0
	433,394	443,627
Unamortized debt issue costs	(10,254)	(11,282)
Less current maturities of long-term debt	1,892	2,954
Total long-term debt	421,248	429,391

Our weighted average cost of debt, excluding amortization of debt financing costs at December 29, 2019, is 9.9%.

At December 29, 2019, aggregate minimum required maturities of debt excluding amounts required to be paid from future excess cash flow computations total $1,892,000 for the remainder of 2020, $0 in 2021, $356,141,000 in 2022 and $75,361,000 in 2023.

On January 29, 2020, we entered into a definitive agreement with BHMG and Berkshire Hathaway to acquire BHMG's publications and the Buffalo News for $140,000,000 in cash. BH Finance LLC, an affiliate of Berkshire Hathaway, is providing approximately $576,000,000 in long-term financing to Lee at a 9% annual rate, (the "Debt Refinancing"). The proceeds from the Debt Refinancing will be used to pay for the acquisition, refinance Lee's $433,394,000 in existing debt, and provide enough cash on Lee's balance sheet to allow for the termination of Lee's revolving credit facility. Subsequent to this deal closing, BH Finance will be Lee's sole lender. We expect the refinancing to close on or after March 16, 2020. Additional information and disclosures are included in Note 1.

Notes

The Notes are senior secured obligations of the Company and mature on March 15, 2022. At December 29, 2019, the principal balance of the Notes totaled $356,141,000.

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

We may repurchase Notes in the open market at any time. In the 13 weeks ended December 29, 2019 we purchased $7,279,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a gain on extinguishment of debt totaling $25,000 in the 13 weeks ended December 29, 2019 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

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

Interest

Interest on the Revolving Facility, which is undrawn at December 29, 2019, accrues, at our option, at either (A) LIBOR plus 5.5%, or (B) 4.5% plus the higher of (i) the prime rate at the time, (ii) the federal funds rate plus 0.5%, or (iii) one month LIBOR plus 1.0%.

Covenants and Other Matters

The 1st Lien Credit Facility requires that we comply with certain affirmative and negative covenants customary for financing of this nature, including a maximum total leverage ratio.

The 1st Lien Credit Facility restricts us from paying dividends on our Common Stock. This restriction no longer applies if Lee Legacy Leverage is below 3.25x before and after such payments. Lee Legacy Leverage as defined is 4.37x at December 29, 2019. Further, the 1st Lien Credit Facility restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur indebtedness, (ii) enter into mergers, acquisitions and asset sales, (iii) incur or create liens and (iv) enter into transactions with certain affiliates. The 1st Lien Credit Facility contains various representations and warranties and may be terminated upon occurrence of certain events of default. The 1st Lien Credit Facility also contains cross-default provisions tied to the terms of each of the Indenture and 2nd Lien Term Loan.

2nd Lien Term Loan

The 2nd Lien Term Loan, which has a balance of $77,253,000 at December 29, 2019, bears interest at a fixed annual rate of 12.0%, payable quarterly, and matures in December 2022.

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

During the 13 weeks ended December 29, 2019, payments on the 2nd Lien Term Loan totaled $2,954,000. For the 13 weeks ended December 29, 2019, Pulitzer Excess Cash Flow totaled $1,892,000, which will be used to make a payment on the 2nd Lien Term Loan in February 2020, at par.

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

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 11.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $1,028,000 in the 13 weeks ended December 29, 2019. Amortization of such costs is estimated to total $3,070,000 for the remainder of 2020, $4,254,000 in 2021, $2,690,000 in 2022 and $240,000 in 2023. At December 29, 2019, we have $10,254,000 of unamortized debt financing costs recorded as a reduction of Long-term debt in our Consolidated Balance Sheets.

Liquidity

At December 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under our Revolving Facility. Including cash, our liquidity at December 29, 2019 totals $22,112,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000 subject to a reduction for any amounts the Company may elect to use to repay our 1st Lien Term Loan and/or the Notes.

Pursuant to the terms of the financing agreement with BH Finance, our new debt will not include a revolver. Our current Revolving Facility will be terminated upon close of the Debt Refinancing. The Debt Refinancing covenants provide for increased cash on hand which will satisfy our liquidity needs in lieu of a revolver.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 29, 2019.

6	LEASES

Effective September 30, 2019, the first day of fiscal year 2020, we adopted FASB ASU 2016-02, “Leases (ASC 842)” using the modified retrospective method as of the adoption date. As a result of utilizing the modified retrospective approach, we have not restated prior year financial statements to conform with the new guidance. Our operating lease portfolio primarily includes real estate, office equipment, and vehicles.

Total lease expense consists of the following:

13 Weeks Ended
(Thousands of Dollars)	December 29, 2019
Operating lease costs	969
Variable lease costs	280
Short-term lease costs	53
Total Operating Lease Expense	1,302

Supplemental cash flow information related to our operating leases was as follows:

(Thousands of Dollars)	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	891

As a result of the adoption of ASC 842, on September 30, 2019, we recorded operating lease right-of-use assets of $10,709,000, current portion of lease liabilities of $2,281,000, and long-term operating lease liabilities of $8,353,000 in a non-cash operating activity.

 As of December 30, 2019, maturities of lease liabilities were as follows:

13 Weeks Ended
(Thousands of Dollars)	December 29, 2019
2020 (nine months remaining)	2,902
2021	3,183
2022	2,149
2023	1,809
2024	1,480
Thereafter	5,019
Total lease payments	16,542
Less: interest	(6,414)
Present value of lease liabilities	10,128

As of the year ended September 29, 2019, minimum lease payments during the five years ending September 2024 and thereafter were $3,403,000, $2,290,000, $2,238,000, $1,637,000, $1,367,000 and $4,991,000, respectively.

Our lease contracts are discounted using the incremental borrowing rate for the Company. We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company.  This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term of the 5 year lease in a similar economic environment. We will assess this rate annually to determine whether it needs to be updated. The weighted average revolving lease terms and discount rates for all of our operating leases were as follows.

13 Weeks Ended
December 29, 2019
Weighted average remaining lease term (years)	7.19
Weighted Average discount rate	10.22%

7	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

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

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic postretirement cost (benefit) components for our postretirement plans are as follows:

PENSION PLANS	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Service cost for benefits earned during the period	8	9
Interest cost on projected benefit obligation	1,231	1,641
Expected return on plan assets	(1,951)	(2,018)
Amortization of net loss	792	284
Amortization of prior service benefit	(2)	(25)
Pension benefit	78	(109)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars)	2019	2018

Interest cost on projected benefit obligation	67	103
Expected return on plan assets	(265)	(270)
Amortization of net gain	(186)	(244)
Amortization of prior service benefit	(161)	(181)
Postretirement medical benefit	(545)	(592)

In the 13 weeks ended December 29, 2019 we did not contribute to our pension plans. Based on our forecast at December 29, 2019, we expect to make contributions of $6,718,000 to our pension trust during the remainder of fiscal 2020.

8	INCOME TAXES

We recorded income tax expense of $1,871,000 related to income before taxes of $7,588,000 for the 13 weeks ended December 29, 2019. For the 13 weeks ended December 30, 2018, we recorded $4,513,000 in income tax expenses related to income before taxes of $15,232,000.

The effective income tax rate for the 13 weeks ended December 29, 2019 was 24.6%. The effective income tax rate for the 13 weeks ended December 30, 2018 was 29.6%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value the Warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2014. See Note 12 for a discussion of our tax audits.

At September 29, 2019, we had approximately $63,338,000 of state net operating loss benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	December 29,	December 30,
(Thousands of Dollars and Shares, Except Per Share Data)	2019	2018

Income attributable to Lee Enterprises, Incorporated:	5,320	10,361
Weighted average common shares	57,729	57,303
Less weighted average restricted Common Stock	(1,459)	(2,099)
Basic average common shares	56,270	55,204
Dilutive stock options and restricted Common Stock	783	1,497
Diluted average common shares	57,053	56,701
Earnings per common share:
Basic	0.09	0.19
Diluted	0.09	0.18

For the 13 weeks ended December 29, 2019 and December 30, 2018, 6,384,000 and 6,448,000, weighted average shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

10	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 29, 2019 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2019	809	1.82
Exercised	—	—
Cancelled	—	—
Outstanding, December 29, 2019	809	1.82	1.6	120
Exercisable, December 29, 2019	809	1.82	1.6	120

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 29, 2019:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2019	1,477	2.49
Vested	(600)	1.94
Granted	720	1.62
Cancelled	(24)	2.49
Outstanding, December 29, 2019	1,573	1.56

Total unrecognized compensation expense for unvested restricted Common Stock at December 29, 2019 is $2,016,000, which will be recognized over a weighted average period of 2.0 years.

11	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of December 29, 2019, based on the most recent data available, the approximate fair value of the private equity investment is $10,268,000 which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $356,141,000 principal amount of the Notes and $77,253,000 principal amount under the 2nd Lien Term Loan. At December 29, 2019, based on private market price quotations, the fair values were $344,789,000 and $76,481,000 for the Notes and 2nd Lien Term Loan, respectively. These represent level 2 fair value measurements.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we remeasure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at December 29, 2019 and September 29, 2019 are $178,000 and $1,195,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

12	COMMITMENTS AND CONTINGENT LIABILITIES

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 8.

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

Multiemployer Pension Plans

We effectuated a total withdrawal from CWA/ITU plan in 2019. As a result, we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount and timing of such liability will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the plan. In 2019, we accrued a liability of $3,255,000 related to this withdrawal. The withdrawal liability determined to be due under this plan will be funded over a period of 20 years.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 29, 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2019 Annual Report on Form 10-K.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, income tax expense, depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI.

Adjusted Income (Loss) and Adjusted Earnings (Loss) Per Common Share are non-GAAP financial performance measures that we believe offer a useful metric to evaluate overall performance of the Company by providing financial statement users the operating performance of the Company excluding the impact of changes in the warrant valuation, which are non-cash transactions. It is defined as income (loss) attributable to Lee Enterprises, Incorporated and diluted earnings (loss) per common share adjusted to exclude the impact of the warrant valuation.

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

A table reconciling Adjusted EBITDA to net income, the most directly comparable measure under GAAP, is set forth below under the caption "Reconciliation of Non-GAAP Financial Measures". Reconciliations of adjusted income (loss) and adjusted earnings (loss) per diluted common share to income (loss) attributable to Lee Enterprises, Incorporated and earnings (loss) per diluted common share, respectively, the most directly comparable measures under GAAP, are set forth included herein, under the caption “Net Income and Earnings Per Share”.

The subtotals of operating expenses representing cash costs and total operating revenue less cash costs can be found in tables included herein, under the caption “Continuing Operations”.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		52 Weeks Ended
	December 29,	December 30,	December 29,
(Thousands of Dollars)	2019	2018	2019

Net Income	5,717	10,719	10,907
Adjusted to exclude
Income tax expense	1,871	4,513	5,289
Non-operating expenses, net	10,718	12,487	49,120
Equity in earnings of TNI and MNI	(1,569)	(2,129)	(6,561)
Loss (gain) on sale of assets and other, net	814	(100)	3,378
Depreciation and amortization	6,719	7,529	28,522
Restructuring costs and other	1,632	62	13,205
Stock compensation	302	463	1,477
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,918	2,601	8,128
Adjusted EBITDA	28,122	36,145	113,465

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued a new standard for the accounting treatment of leases, known as Accounting Standards 842 ("AS 842"). The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

We elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we did reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance. We have elected to combine non-lease and lease components when accounting for leases. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under  AS 842. As such, we have not recognized a right-of-use (“ROU”) asset or lease liability for these leases. Additional information and disclosures required by this new standard are contained in Note 6.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Intangible assets, other than goodwill;
•	Pension, postretirement and postemployment benefit plans; and
•	Income taxes.

Additional information regarding these critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 49 principally mid-sized local media operations and manage 30 additional local media operations through an agreement with BHMG (the "Management Agreement").

We reach 77% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 28.0 million unique visitors each month with a monthly average of 266 million page views. Page views per visit, one metric we use to monitor engagement, increased 4.4%

•

Our printed newspapers reach approximately 0.7 million households daily and approximately 1.0 million on Sunday, with estimated readership totaling three million. Digital only subscribers totaled approximately 105,000, an 84.8% increase over the prior year.

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

In June 2018, we entered into the Management Agreement to manage Berkshire Hathaway's newspaper and digital operations in 30 markets. The Company operates BHMG consistent with how it manages its own newspaper and digital operations. Among other decisions, Berkshire Hathaway is responsible for approving operating and capital budgets. The Management Agreement extends for a term of five years and may be extended thereafter for successive one-year terms on such terms as may be mutually agreed to by the Company and Berkshire Hathaway. The Management Agreement provides for the Company to be paid a fixed annual fee of $5 million, payable quarterly in arrears, and a variable fee based on the financial performance of BHMG. The variable fees are payable annually in arrears.

On January 29, 2020, we entered into a definitive agreement with BHMG and Berkshire Hathaway to acquire BHMG publications and The Buffalo News for $140,000,000 in cash. BH Finance, LLC is providing approximately $576,000,000 in long-term financing to Lee at a 9% annual rate. The proceeds from the Debt Refinancing will be used to pay for the acquisition, refinance Lee’s $433,394,000 of existing debt, and provide enough cash on Lee’s balance sheet to allow for the termination of Lee’s revolving credit facility. Subsequent to the deal closing, BH Finance will be Lee’s sole lender and the Management Agreement will terminate.

Serving communities in 10 states, BHMG owns the print and digital operations of 30 daily newspapers, as well as more than 49 paid weekly publications with digital sites and 32 other print products. BHMG had 2019 revenues of $373,400,000. Lee has managed BHMG’s publications since July 2018 under the Management Agreement. The transaction also includes The Buffalo News, Western New York’s premier news source, which is separately owned by Berkshire Hathaway. BHMG’s real estate (including permanently attached equipment) and cash are excluded from the acquisition.

The addition of Berkshire Hathaway’s robust portfolio of high-quality local publications will add significant size and scale to Lee’s operations, bringing its portfolio of daily newspapers to 80 from 49 and nearly doubling its audience size. The transaction is expected to drive an 87% increase in revenue, a 40% increase in adjusted EBITDA and immediately reduce leverage before synergies. Based on Lee’s work managing BHMG publications over the last 18 months, Lee expects $20,000,000 to $25,000,000 of anticipated annual revenue and cost synergies.

The approximately $576,000,000 in long-term financing from BH Finance will have an interest rate of 9% annually with a 25-year maturity and no performance covenants. The financing requires no fees, will result in approximately $5,000,000 of interest rate savings on Lee's refinanced debt annually, and will eliminate Lee’s existing $23,000,000 revolving credit facility. With a stronger growth profile and a more flexible balance sheet, Lee will be able to de-lever more quickly over the long term. Lee will continue to prioritize deleveraging, including strategically monetizing noncore assets.

The acquisition is expected to be immediately accretive to earnings and the deal valuation is approximately 3.3x adjusted EBITDA, before any cost and revenue synergies. Lee has identified approximately $20,000,000 to $25,000,000 of highly achievable annual synergies, including revenue synergies from the management of digital advertising and subscriber programs, and cost synergies, primarily from the reduction of administrative expenses. Lee expects to achieve the full synergy run-rate within 24 months of closing, which is expected in mid-March 2020, subject to customary regulatory approvals.

As part of the agreement, Lee will enter into a 10-year lease for BHMG’s real estate. The initial lease payment is $8,000,000 annually, payable in monthly installments, with Lee assuming responsibility for the maintenance and expense associated with the BHMG property. Lease payments can be reduced to the extent BHMG real estate is monetized.

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

As of December 29, 2019, the terms and outstanding balances from our 2014 Refinancing consist of the following:

•

$400,000,000 aggregate principal amount of 9.5% Senior Secured Notes (the “Notes”), pursuant to an Indenture dated as of March 31, 2014 (the “Indenture”), of which $356,141,000 is outstanding at December 29, 2019;

•

$250,000,000 first lien term loan (the "1st Lien Term Loan") and $40,000,000 revolving facility (the "Revolving Facility") under a First Lien Credit Agreement dated as of March 31, 2014 (together, the “1st Lien Credit Facility”), of which $0 is outstanding at December 29, 2019; and

•	$150,000,000 second lien term loan under a Second Lien Loan Agreement dated as of March 31, 2014 (the “ 2nd Lien Term Loan”), of which $77,253,000 is outstanding at December 29, 2019.

In November 2018, we repaid, in full, the remaining balance of the 1st Lien Term Loan.

In November 2019, we amended our 1st Lien Credit Facility to amend and extend our $23,120,000 Revolving Facility (the "Amendment") through December 28, 2020. Our Revolving Facility was undrawn at the time of the amendment.

We may repurchase Notes in the open market at any time. In the 13 weeks ended December 29, 2019 we purchased $7,279,000 principal amount of Notes in privately negotiated transactions. The transactions resulted in a gain on extinguishment of debt totaling $25,000 in the 13 weeks ended December 29, 2019 which is recorded in Other, net in the Consolidated Statements of Income and Comprehensive Income.

Our ability to make payments on our indebtedness will depend on our ability to generate future cash flows from operations. Cash generated from future asset sales could serve as an additional source of repayment. This ability, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

At December 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under our Revolving Facility, which expires December 28, 2020. Including cash, our liquidity at December 29, 2019 totals $22,112,000. This liquidity amount excludes any future cash flows. Our adjusted EBITDA has been strong for the last seven years and totaled $113,465,000 for the trailing twelve months ended December 29, 2019, but there can be no assurance that such performance will continue. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows from operations and certain asset sales, which will allow us to maintain an adequate level of liquidity.

Pursuant to the terms of the financing agreement with BH Finance, our new debt will not include a revolver. Our current Revolving Facility will be terminated upon closing of the Debt Refinancing. The Debt Refinancing covenants provide for increased cash on hand which will satisfy our liquidity needs in lieu of a revolver.

At December 29, 2019, the principal amount of our outstanding debt totaled $433,394,000. The December 29, 2019 principal amount of our debt, net of cash, is 3.8 times our trailing twelve months adjusted EBITDA.

Excluding our Revolving Facility, which is undrawn as of December 29, 2019, final maturities of our debt range from March 2022 through December 2022. Our Revolving Facility expires December 28, 2020.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due, if necessary. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 29, 2019.

13 WEEKS ENDED December 29, 2019

Continuing Operations

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	December 29,	December 30,	Percent
(Thousands of Dollars, Except Per Share Data)	2019	2018	Change
Advertising and marketing services revenue	65,727	75,962	(13.5)
Subscription	41,694	46,268	(9.9)
Other	14,922	13,971	6.8
Total operating revenue	122,343	136,201	(10.2)
Operating expenses:
Compensation	43,243	47,038	(8.1)
Newsprint and ink	4,736	6,339	(25.3)
Other operating expenses	48,462	49,743	(2.6)
Cash costs	96,441	103,120	(6.5)
Total operating revenue less cash costs	25,902	33,081	(21.7)
Depreciation and amortization	6,719	7,529	(10.8)
Assets loss (gain) on sales, impairments and other, net	814	(100)	NM
Restructuring costs and other	1,632	62	NM
Operating expenses	105,606	110,611	(4.5)
Equity in earnings of associated companies	1,569	2,129	(26.3)
Operating income	18,306	27,719	(34.0)
Non-operating income (expense):
Interest expense	(11,115)	(12,256)	(9.3)
Debt financing and administrative cost	(1,196)	(896)	33.5
Other, net	1,593	665	NM
Non-operating expenses, net	(10,718)	(12,487)	(14.2)
Income (loss) before income taxes	7,588	15,232	(50.2)
Income tax expense	1,871	4,513	(58.5)
Net income	5,717	10,719	(46.7)
Net income attributable to non-controlling interests	(397)	(358)	10.9
Income attributable to Lee Enterprises, Incorporated	5,320	10,361	(48.7)
Other comprehensive income (loss), net of income taxes	317	(122)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	5,637	10,239	(44.9)
Earnings per common share:
Basic	0.09	0.19	(49.2)
Diluted	0.09	0.18	(48.8)

To facilitate a comparison of our results to prior periods, certain revenue and expense trends, as described below, are presented on a same property basis and exclude the impact of acquisitions and dispositions in the computation of the trends.

References to the "2020 Quarter" refer to the 13 weeks ended December 29, 2019. Similarly, references to the "2019 Quarter" refer to the 13 weeks ended December 30, 2018.

Operating Revenue

Total operating revenue totaled $122,343,000 in the 2020 Quarter, down $13,858,000, or 10.2%, attributed to a decline in same property operating revenue of 12.5% due to continued softness in the demand for print advertising, reductions in print subscription volumes reflecting general industry trends. Increases in digital revenue, especially from TownNews and revenue from acquisitions, helped offset the declines.

Advertising and marketing services revenue was $65,727,000 in the 2020 Quarter, down 13.5% due to a strong 2019 Quarter as well as continued decline in print advertising demand, specifically among national retailers, big box stores and classifieds. Digital advertising and marketing services totaled $25,941,000 in the 2020 Quarter and represented 39.5% of the 2020 Quarter total advertising and marketing services revenue, partially offsetting print declines. Digital advertising revenue trends were adversely affected by a strong 2019 Quarter due to non-recurring political revenue.

Subscription revenue totaled $41,694,000 in the 2020 Quarter, or down 9.9%. The decrease is attributed to lower paid circulation units, consistent with industry trends and timing of price increases, partially offset by an 84.8% increase in digital only subscribers. As of December 2019, we now have 105,000 digital only subscribers.

Other revenue increased $951,000, or 6.8%, in the 2020 Quarter. Management Agreement revenue totaled $3,978,000 in the 2020 Quarter compared to $2,600,000 in the 2019 Quarter. The increase is attributed to solid performance by BHMG. Digital services revenue, which is predominately TownNews, increased 11.6% in 2020 quarter due to product expansion and market share gains. The increases were partially offset by revenue declines in commercial printing and third party delivery due to a reduction in print volume.

On a stand-alone basis, revenue at TownNews totaled $6,181,000 an increase of 17.8%. Investments in video and streaming technology increased product offerings that helped gain market share in publishing and broadcast. Excluding intercompany activity, revenue at TownNews increased 20.1% in the 2020 Quarter.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $37,167,000 in the 2020 Quarter, an increase of 1.7% over the 2019 Quarter, and represented 30.4% of our total operating revenue in the 2020 Quarter.

Equity in earnings of TNI and MNI decreased $560,000 in the 2020 Quarter.

Operating Expenses

Operating expenses decreased $5,005,000, or 4.5%, in the 2020 Quarter due to business transformation projects, outsourcing of certain production operations and reductions in legacy print expenses. Cash costs on a same property basis decreased 9.3% compared to 2019.

Compensation expense was down $3,795,000, or 8.1%, due to a 9.8% reduction in FTEs with compensation increases offsetting the declines in headcount. Business transformation projects and outsourcing helped drive efficiencies and reduced headcount and compensation expense.

Newsprint and ink costs decreased $1,603,000, or 25.3%, due to a 27.3% reduction in newsprint volume from print price and volume declines. See Item 3, "Commodities:, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses were down $1,281,000, or 2.6%. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs due to lower volumes of our print editions, offset in part by higher costs associated with growing digital revenue.

Restructuring costs and other totaled $1,632,000 and $62,000 in the 2020 Quarter and 2019 Quarter, respectively. Restructuring costs in 2020 and 2019 are predominately severance.

Depreciation expense decreased $596,000, or 18.7%, and amortization expense decreased $214,000, or 4.9%, in the 2020 Quarter.

Assets loss (gain) on sales, impairments and other, was a net expense of $814,000 in the 2020 Quarter compared to a net gain of $100,000 in the 2019 Quarter.

The factors noted above resulted in operating income of $18,306,000 in the 2020 Quarter compared to $27,719,000 in the 2019 Quarter.

Nonoperating Income and Expense

Interest expense decreased $1,141,000, or 9.3%, to $11,115,000 in the 2020 Quarter due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.9% at the end of the 2020 and 2019 Quarters.

We recognized $1,196,000 of debt financing and administrative costs in the 2020 Quarter compared to $896,000 in the 2019 Quarter. The increase in the 2020 Quarter is primarily driven by an increase in current year debt repurchases.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $475,000 of other periodic pension benefits in the 2020 Quarter and $712,000 in the 2019 Quarter. We recorded non-operating income of $1,017,000 in the 2020 Quarter and $80,000 in the 2019 Quarter, related to the changes in the value of the Warrants.

Overall Results

We recorded an income tax expense of $1,871,000, or 24.6%, of pretax income in the 2020 Quarter. In the 2018 Quarter, we recognized an income tax expense of $4,513,000, or 29.6%, of pretax income.

NET INCOME AND EARNINGS PER SHARE

The following table summarizes the impact from the fair value adjustments of our Warrants on income attributable to Lee Enterprises, Incorporated and earnings per diluted common share. Per share amounts may not add due to rounding.

	13 Weeks Ended
		December 29,		December 30,
		2019		2018
(Thousands of Dollars, Except Per Share Data)	Amount	Per Share	Amount	Per Share

Income attributable to Lee Enterprises, Incorporated, as reported	5,320	0.09	10,361	0.18
Adjustments:
Warrants fair value adjustment	(1,017)	(0.02)	(80)	—
Income attributable to Lee Enterprises, Incorporated, as adjusted	4,303	0.07	10,281	0.18

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $10,361,000 in the 2020 Quarter compared to $19,407,000 in the 2019 Quarter. Net income for the 2020 Quarter totaled $5,717,000 compared to $10,719,000 in the 2019 Quarter. The decrease in cash provided by operating activities in the 2020 Quarter is mainly attributed to year over year changes in operating income.

Investing Activities

Cash required for investing activities totaled $3,740,000 in the 2020 Quarter compared to $1,395,000 in the 2019 Quarter. Capital spending totaled $2,458,000 in the 2020 Quarter compared to $1,002,000 in the 2019 Quarter. We spent $1,121,000 on acquisitions in the 2020 Quarter.

We anticipate that funds necessary for capital expenditures, which are expected to be $7,800,000 in 2020, and other requirements, will be available from internally generated funds or available under our Revolving Facility. After the Berkshire refinancing, these obligations will be funded with cash on the balance sheet.

Financing Activities

Cash required for financing activities totaled $10,798,000 in the 2020 Quarter and $7,483,000 in the 2019 Quarter. Debt reduction accounted for the majority of the usage of funds in both the 2020 Quarter and the 2019 Quarter.

Liquidity

At December 29, 2019, after consideration of letters of credit, we have approximately $17,644,000 available for future use under our Revolving Facility. Including cash and availability under our Revolving Facility, our liquidity at December 29, 2019 totals $22,112,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000. On July 31, 2019, our liquidity was reduced by $4.1 million due to a reduction in availability under our Revolving Facility.

Pursuant to the terms of the financing agreement with BH Finance, our new debt will not include a revolver. Our current Revolving Facility will be terminated upon close of the Debt Refinancing. The Debt Refinancing covenants provide for increased cash on hand which will satisfy our liquidity needs in lieu of a revolver.

At December 29, 2019, the principal amount of our outstanding debt totals $433,394,000.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and repay, refinance or amend our debt agreements as they become due, if available liquidity is consumed. The Notes, 1st Lien Credit Facility and 2nd Lien Term Loan have only limited affirmative covenants with which we are required to maintain compliance. We are in compliance with our debt covenants at December 29, 2019.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At December 29, 2019, we had no floating debt outstanding. We have no interest rate hedging in place.

COMMODITIES

Newsprint prices decreased during the 2020 Quarter as a result of declining domestic and export demand.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase for 30 pound newsprint would result in an annualized reduction in income before taxes of approximately $331,000 annualized based on anticipated consumption in 2020, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our debt consists of $356,141,000 principal amount of the Notes and $77,253,000 principal amount under the 2nd Lien Term Loan, which are subject to fixed interest rates. At December 29, 2019, based on an average of private market price quotations, the fair values were $344,789,000 and $76,481,000 for the Notes and 2nd Lien Term Loan, respectively.

Item 4.       Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A          Risk Factors

Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2019 Form 10-K.

On January 29, 2020, the Company entered into an Asset and Stock Purchase Agreement (“Purchase Agreement”) with Berkshire Hathaway Inc. (“Berkshire”) and BH Media Group, Inc. (“BH Media and “BHMG”). Under the Purchase Agreement, the Company has agreed to purchase certain assets and assume certain liabilities of BH Media’s newspapers and publications business (“BH Media Newspaper Business”), excluding real estate and production equipment, and purchase all of the issued and outstanding capital stock of The Buffalo News, Inc. (“Buffalo News”, collectively, the “Transactions”). If the Transactions were to be abandoned or not pursued; if we failed to obtain necessary regulatory approvals or to satisfy any of the other conditions to the closing of the proposed Transactions, that could adversely affect the market price of the Company’s common stock or the Company’s operating results.  There also exists the risks that the Transactions, if consummated,  would not result in the benefits that we expect, that we could fail to promptly and effectively integrate the newspaper operations of Berkshire Hathaway; that there could be negative effects relating to announcements relative to the proposed Transactions, that we will incur significant transaction costs, that we may be subject to unknown or inestimable liabilities and lack of indemnification from Berkshire, that we could be made party to potential litigation associated with the proposed Transactions and that consummation of the proposed Transactions could have a negative effect upon the retention of certain key employees.

In addition, the Company may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, and other acquisitions. These strategic initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. Such transactions and initiatives may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations.

Item 6.       Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 7, 2020
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)