Form 10-Q
period 2020-03-29
LEE ENTERPRISES, Inc
filed 2020-06-22
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2020

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

Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ]     No [X]

As of May 31, 2020, 58,122,260 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2020”, “2019” and the like refer to the fiscal years ended the last Sunday in September.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Revenues may continue to diminish or declines in revenue could accelerate as a result of the COVID-19 pandemic;
•	Revenues may continue to be diminished longer than anticipated as a result of the COVID-19 pandemic;
•	The COVID-19 pandemic may result in material long-term changes to the publishing industry which may result in permanent revenue reductions for the Company and other risks and uncertainties;
•	We may experience increased costs, inefficiencies and other disruptions as a result of the COVID-19 pandemic;
•	We may be required to indemnify the previous owners of the BH Media Newspaper Business or the Buffalo News for unknown legal and other matters that may arise;
•	Our ability to generate cash flows and maintain liquidity sufficient to service our debt;
•	Our ability to manage declining print revenue and circulation subscribers;
•	That the warrants issued in our 2014 refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on the NYSE;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

EXPLANATORY NOTE

The Company relied on the SEC’s Order under Section 36 of the Securities and Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (“Order”) to delay the filing of its Quarterly Report on Form 10-Q for the period ended March 29, 2020, due to circumstances related to COVID-19. The original due date for filing of the Company’s Quarterly Report was May 8, 2020. On May 8, 2020, the Company filed a current report with the SEC which stated that it expected to file its Quarterly Report on Form 10-Q on or before June 22, 2020, 45 days from the original filing deadline of May 8, 2020, in compliance with the provisions of the Order.

The Company required additional time to finalize the Form 10-Q because its operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the ongoing COVID-19 pandemic along with the various measures that Federal, state, and local jurisdictions have taken in response to the crisis. In response to these measures, the Company has implemented widespread work-from-home arrangements for all of the Company’s employees who are not engaged in newspaper production and distribution. The Company is experiencing disruptions in its normal processes and with interactions between its accounting personnel, legal advisors and others required to assess the impacts of the COVID-19 pandemic on the Company and complete its accounting procedures in order to finalize the Quarterly Report on Form 10-Q. The Company and its advisors have experienced delays and inefficiencies in the completion of the related Acquisition business combination accounting. In addition, the Company required additional time to assess the valuation of certain assets and determine if an impairment existed which should be reflected in the accompanying Consolidated Financial Statements and apply the applicable sections of the Coronavirus Aid, Relief, and Economic Security Act, enacted into law on March 27, 2020, (“CARES Act”), which had an impact on the complexity and timing of the Company’s first quarter tax provision.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 29,	September 29,
(Thousands of Dollars)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	30,824	8,645
Accounts receivable and contract assets, net	73,346	42,536
Inventories	8,530	3,769
Prepaids and other	16,902	5,353
Total current assets	129,602	60,303
Investments:
Associated companies	28,982	28,742
Other	10,847	10,684
Total investments	39,829	39,426
Property and equipment:
Land and improvements	19,106	16,979
Buildings and improvements	127,857	148,514
Equipment	253,617	237,289
Construction in process	7,994	1,980
	408,574	404,762
Less accumulated depreciation	293,947	322,723
Property and equipment, net	114,627	82,039
Operating lease right-of-use assets	72,677	—
Goodwill	313,868	250,309
Other intangible assets, net	212,978	107,393
Medical plan assets, net	14,743	14,338
Other	7,412	1,394
Total assets	905,736	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	March 29,	September 29,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,299	—
Current maturities of long-term debt	—	2,954
Accounts payable	19,374	16,750
Compensation and other accrued liabilities	43,469	17,711
Accrued interest	2,016	1,903
Unearned revenue	58,563	21,720
Total current liabilities	131,721	61,038
Long-term debt, net of current maturities	576,000	429,391
Operating lease liabilities	63,608	—
Pension obligations	88,930	47,037
Postretirement and postemployment benefit obligations	39,390	2,550
Deferred income taxes	9,875	29,806
Income taxes payable	17,078	8,742
Warrants and other	14,995	13,469
Total liabilities	941,597	592,033
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	581	577
March 29, 2020; 58,136 shares; $0.01 par value
September 29, 2019; 57,646 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	255,712	255,476
Accumulated deficit	(265,470)	(265,423)
Accumulated other comprehensive loss	(28,481)	(29,114)
Total stockholders' deficit	(37,658)	(38,484)
Non-controlling interests	1,797	1,653
Total deficit	(35,861)	(36,831)
Total liabilities and deficit	905,736	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars, Except Per Common Share Data)	2020	2019	2020	2019

Operating revenue:
Advertising and marketing services	60,945	62,934	126,672	138,897
Subscription	46,443	45,076	88,138	91,345
Other	13,979	14,694	28,900	28,663
Total operating revenue	121,367	122,704	243,710	258,905
Operating expenses:
Compensation	48,691	47,785	91,934	94,824
Newsprint and ink	4,321	5,825	9,057	12,164
Other operating expenses	52,842	48,016	101,304	97,758
Depreciation and amortization	7,276	7,386	13,995	14,916
Assets (gain) loss on sales, impairments and other, net	(6,113)	83	(5,299)	(17)
Restructuring costs and other	1,925	2,759	3,557	2,820
Total operating expenses	108,942	111,854	214,548	222,465
Equity in earnings of associated companies	1,362	1,717	2,931	3,846
Operating income	13,787	12,567	32,093	40,286
Non-operating income (expense):
Interest expense	(11,127)	(12,140)	(22,242)	(24,397)
Debt financing and administrative costs	(10,670)	(962)	(11,865)	(1,858)
Other, net	689	(1,636)	2,282	(969)
Total non-operating expense, net	(21,108)	(14,738)	(31,825)	(27,224)
Income (loss) before income taxes	(7,321)	(2,171)	268	13,062
Income tax (benefit) expense	(2,331)	156	(460)	4,670
Net income (loss)	(4,990)	(2,327)	728	8,392
Net income attributable to non-controlling interests	(377)	(351)	(774)	(709)
Income (loss) attributable to Lee Enterprises, Incorporated	(5,367)	(2,678)	(46)	7,683
Other comprehensive income (loss), net of income taxes	316	(122)	633	(244)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(5,051)	(2,800)	587	7,439
Earnings per common share:
Basic:	(0.09)	(0.05)	(0.00)	0.14
Diluted:	(0.09)	(0.05)	(0.00)	0.14

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	577	255,476	(29,114)	(38,484)
Shares issued (redeemed)	—	4	(379)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive loss	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	581	255,642	(28,797)	(32,677)

Shares issued (redeemed)	—	—	(199)	—	(199)
Loss attributable to Lee Enterprises, Incorporated	(5,367)	—	—	—	(5,367)
Stock compensation	—	—	269	—	269
Other comprehensive loss	—	—	—	451	451
Deferred income taxes, net	—	—	—	(135)	(135)
March 29, 2020	(265,470)	581	255,712	(28,481)	(37,658)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

October 1, 2018	(279,691)	572	253,511	(11,746)	(37,354)
Shares issued (redeemed)	—	5	(453)	—	(448)
Income attributable to Lee Enterprises, Incorporated	10,361	—	—	—	10,361
Stock compensation	—	—	385	—	385
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
December 30, 2018	(269,330)	577	253,443	(11,868)	(27,178)

Shares issued (redeemed)	—	—	317	—	317
Income attributable to Lee Enterprises, Incorporated	(2,678)	—	—	—	(2,678)
Stock compensation	—	—	425	—	425
Other comprehensive loss	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
March 31, 2019	(272,008)	577	254,185	(11,990)	(29,236)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	March 29,	March 31,
(Thousands of Dollars)	2020	2019

Cash provided by (required for) operating activities:
Net income	728	8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,995	14,916
Stock compensation expense	571	810
Assets (gain) loss on sales, impairments and other, net	(5,299)	(17)
Distributions greater than earnings of MNI	85	303
Deferred income taxes	(8,427)	190
Debt financing and administrative costs	11,866	1,858
Pension contributions	—	(650)
Payments to collateralize letters of credit	(5,476)	—
Other, net	(388)	(488)
Changes in operating assets and liabilities:
Decrease in receivables and contract assets	6,043	660
Decrease in inventories and other	1,610	2,039
Decrease in accounts payable and other accrued liabilities	(8,134)	(3,051)
Decrease in pension and other postretirement and postemployment benefit obligations	(1,237)	(663)
Change in income taxes payable	6,918	545
Other, including warrants	(2,157)	2,989
Net cash provided by operating activities	10,698	27,833
Cash required for investing activities:
Purchases of property and equipment	(5,809)	(2,459)
Proceeds from sales of assets	17,637	770
Acquisitions, net of cash acquired	(130,985)	(5,708)
Distributions less than earnings of TNI	(325)	(143)
Other, net	(229)	2
Net cash required for investing activities	(119,711)	(7,538)
Cash required for financing activities:
Proceeds from long term debt	576,000	—
Payments on long-term debt	(443,627)	(8,404)
Debt financing and administrative costs paid	(609)	(259)
Common stock transactions, net	(572)	(347)
Net cash provided by (required for) financing activities	131,192	(9,010)
Net increase (decrease) in cash and cash equivalents	22,179	11,285
Cash and cash equivalents:
Beginning of period	8,645	5,380
End of period	30,824	16,665

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. The Consolidated Financial Statements include the accounts of the March 16, 2020 Transactions, as defined and further described below, for approximately two weeks in the 13 weeks ended March 29, 2020. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 29, 2020 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2019 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 and 26 weeks ended March 29, 2020 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2020”, “2019” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 82.5% interest in INN Partners, L.C. (“TownNews.com”), 50% interest in TNI Partners (“TNI”) and 50% interest in Madison Newspapers, Inc. (“MNI”).

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

COVID-19 Pandemic

With the outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, governments implemented a combination of shelter-in-place orders and other recommendations severely limiting or restricting economic activity in our local markets. Certain aspects of our operations have experienced lower revenue and profitability over the last several years and these trends are expected to continue in the future; however, the pandemic and government restrictions caused significant and immediate declines in demand for certain of our products and services, particularly in advertising revenue.

The Company currently expects that the COVID-19 pandemic will have a significant negative near term impact on the Company’s business and operations. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company’s business and results of operations.

Purchase Agreement with Berkshire Hathaway

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (“Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”) for a combined purchase price of $140,000,000 (collectively, the “Transactions”). BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities.

The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020 between the Company and BH Finance LLC, a Delaware limited liability company affiliated with Berkshire (“Credit Agreement”), as described further in Note 5. Our Consolidated Financial Statements show the combined results of the Company for the period of March 16, 2020 through and as of March 29, 2020.

Between July 2, 2018 and March 16, 2020, the Company managed the BHMG newspaper business pursuant to a Management Agreement between BHMG and the Company dated June 26, 2018 (“Management Agreement”).

In connection with the Transactions, the Management Agreement terminated on March 16, 2020. As part of the settlement of the preexisting relationship, the Company received $5,425,000 at closing. This amount represents $1,245,000 in fixed fees pro-rated under the contract and $4,180,000 in variable fees based upon the pro-rated annual target. The amount we received settled our existing contract assets balance, which totaled $3,589,000 as of December 29, 2019, and the remaining amount was reflected in Other Revenue for the 13 weeks ended March 29, 2020. The amount of variable fees was estimated based on expected BHMG financial performance through March 16, 2020. Actual financial performance through March 16, 2020 did not vary materially from the estimated amount. As such, the Company did not recognize a gain or loss as a result of the settlement of this preexisting relationship.

In connection with the Transactions, the Company also entered into a 10-year term lease with BHMG as described in Note 6.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an ongoing basis.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations

The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification 805 “Business Combinations” (“ASC 805”), which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and non-controlling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s Consolidated Financial Statements from the date of the acquisition.

Recently Issued Accounting Standards - Standards Adopted in 2020

In February 2016, the FASB issued a new standard for the accounting treatment of leases, known as Accounting Standards Codification 842 (“ASC 842”). The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

We elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we did reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance. We have elected to combine non-lease and lease components when accounting for leases. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under ASC 842. As such, we have not recognized an ROU asset or lease liability for these leases. Additional information and disclosures required by this new standard are contained in Note 6.

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

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Advertising and marketing services revenue	60,945	62,934	126,672	138,897
Subscription revenue	46,443	45,076	88,138	91,345
TownNews and other digital services revenue	5,211	4,744	10,429	9,421
Other revenue	8,768	9,950	18,471	19,242
Total operating revenue	121,367	122,704	243,710	258,905

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $58,563,000 as of March 29, 2020 and $21,720,000 as of September 29, 2019. Revenue recognized in the 13 and 26 weeks ended March 29, 2020 that was included in the contract liability as of September 29, 2019 was $4,460,000 and $17,858,000.

Contract asset balances relate to our Management Agreement revenue and were $0 as of March 29, 2020 and $1,107,000 as of September 29, 2019 and consisted solely of the variable consideration earned under the Management Agreement. In conjunction with the execution of the Purchase Agreement, the previously recorded contract asset balance was collected on March 16, 2020. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $81,007,000 and $47,863,000 as of March 29, 2020 and September 29, 2019, respectively. Allowance for doubtful accounts was $7,661,000 and $6,434,000 as of March 29, 2020 and September 29, 2019, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Operating revenue	10,185	11,480	20,381	23,644
Operating expenses	7,766	8,832	15,931	17,928
Operating income	2,419	2,648	4,450	5,716
Company's 50% share of operating income	1,210	1,323	2,225	2,858
Less amortization of intangible assets	105	105	210	209
Equity in earnings of TNI	1,105	1,218	2,015	2,649

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 29, 2020 and March 31, 2019, we received $953,000 and $1,957,000 in distributions, respectively. In the 26 weeks ended March 29, 2020 and March 31, 2019, we received $1,691,000 and $2,506,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Operating revenue	12,325	13,092	26,250	27,918
Operating expenses, excluding restructuring costs, depreciation and amortization	11,561	11,579	23,681	24,272
Restructuring costs	—	38	—	68
Depreciation and amortization	197	280	341	559
Operating income	567	1,195	2,228	3,019
Net income	514	996	1,830	2,394
Equity in earnings of MNI	257	499	915	1,197

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 29, 2020 and March 31, 2019, we received dividends of $1,000,000 and $750,000, respectively. In the 26 weeks ended March 29, 2020 and March 31, 2019, we received dividends of $1,000,000 and $1,500,000 respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
March 29,
(Thousands of Dollars)	2020

Goodwill, gross amount	1,539,038
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	250,309
Goodwill acquired in business combinations	63,559
Goodwill, end of period	313,868

Identified intangible assets consist of the following:

	March 29,	September 29,
(Thousands of Dollars)	2020	2019

Non-amortized intangible assets:
Mastheads	42,722	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	790,586	697,145
Less accumulated amortization	620,443	611,786
	170,143	85,359
Non-compete and consulting agreements	28,675	28,675
Less accumulated amortization	28,562	28,524
	113	151
Other intangible assets, net	212,978	107,393

The Company recognized $38,780,000 of advertiser relationships, $36,060,000 of subscriber relationships, $17,130,000 of commercial print relationships and $21,680,000 of indefinite-lived masthead assets as part of the Transactions.

Annual amortization of intangible assets for the five years ending December 2021 to December 2025 is estimated to be $26,965,000, $24,382,000, $23,393,000, $22,614,000 and $20,355,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 9.2 years.

As of March 29, 2020, the weighted average amortization periods for amortizable intangible assets are 5.4 years for advertiser relationships, 4.9 years for customer relationships, 8.7 years for subscriber relationships. The weighted average amortization period in total for all amortizable intangible assets is 6.4 years.

The Company recognized $63,559,000 of Goodwill as part of the Transactions. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax purposes, the amount of Goodwill that is expected to be deductible is $28,118,000. Refer to Note 8 for more information regarding preliminary purchase accounting for the Transactions.

5	DEBT

On March 16, 2020 in connection with the closing of the Transactions, the Company completed a comprehensive refinancing of its debt (the “2020 Refinancing”). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC (“BH Finance”), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as “Credit Agreement” and “Term Loan”). The proceeds of the Term Loan were utilized, along with cash on hand, to refinance the Company's $431,502,000 in existing debt as well as the acquisition of the BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this deal, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company’s outstanding debt at par, including:

•	To redeem the 9.5% senior secured notes (“Notes”) pursuant to an indenture dated as of March 31, 2014 (the “Indenture”);

•	To repay the 12.0% second lien term loan pursuant to a Second Lien Term Loan Agreement dated as of March 31, 2014, as amended (the “2nd Lien Term Loan”).

There was no gain or loss recognized upon extinguishment of the Indenture and the 2nd Lien Term Loan.

As a result of the 2020 Refinancing, the Indenture, First Lien Credit Agreement dated as of March 31, 2014 (the “1st Lien Credit Facility”) and 2nd Lien Loan Agreement were terminated, and BH Finance is the Company’s sole lender. The Credit Agreement documents the primary terms of the Term Loan. The Term Loan matures on March 16, 2045.

Debt is summarized as follows:

	March 29,	September 29,	Interest
(Thousands of Dollars)	2020	2019	Rates (%)

Term Loan	576,000	—	9.0
Revolving Facility	—	—	—
Notes	—	363,420	9.5
2nd Lien Term Loan	—	80,207	12.0
	576,000	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	—	2,954
Total long-term debt	576,000	429,391

As part of our refinancing, we incurred approximately $417,000 in debt financing costs, which are reflected in Debt financing and administrative costs. On March 16, 2020, we recognized $9,583,000 in Debt financing and administrative costs related to previously unamortized debt issuance costs related to extinguished debt.

Our weighted average cost of debt at March 29, 2020 is 9.0%.

At March 29, 2020, there are no required debt payments. Future payments are contingent on the Company’s ability to generate future excess cash flow, as defined in the Credit Agreement.

Interest

Interest on the Term Loan bears interest at a fixed annual rate of 9.0%, payable monthly, and matures in March 2045.

Principal Payments

Voluntary payments under the Credit Agreement are not subject to call premiums and are payable at par.

Excluding the Excess Cash Flow payments described below, there are no scheduled mandatory principal payments required under the Credit Agreement. The Company is required to make mandatory pre-payments of the Term Loan as follows:

•

The Company must prepay the Term Loan in an aggregate amount equal to 100% of any Net Cash Proceeds received by the Company or any subsidiary from a sale, transfer, license, lease or other disposition of any property of the Company or any subsidiary in excess of $500,000 in any ninety (90) day period.

•	Beginning on June 28, 2020, the Company is required to prepay the Term Loan with excess cash flow, defined as cash on the balance sheet in excess of $20,000,000 (“Excess Cash Flow”). Excess Cash Flow is used to prepay the Term Loan, at par, and is due within 50-days of quarter end.

•	If there is a Change of Control (as defined in the Credit Agreement), BH Finance has the option to require the Company to prepay the Term Loan in cash equal to 105% of the unpaid principal balance, plus accrued and unpaid interest.

During the 13 and 26 weeks ended March 29, 2020, payments on the Term Loan totaled $0.

The Company may, upon notice to BH Finance, at any time or from time to time, voluntarily prepay the Term Loan in whole or in part, at par, provided that any voluntary prepayment of the Term Loan shall be accompanied by payment of all accrued interest on the amount of principal prepaid to the date of prepayment.

Covenants and Other Matters

The Credit Agreement contains certain customary representations and warranties, certain affirmative and negative covenants and certain conditions, including restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of stock of the Company and certain other capital transactions. Certain existing and future direct and indirect material domestic subsidiaries of the Company are guarantors of the Company’s obligations under the Credit Agreement.

The Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company’s Equity Interests or from the proceeds of a sale of the Company’s Equity Interests. Further, the Credit Agreement restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) make certain investments, (iii) enter into mergers, acquisitions and asset sales, (iv) incur or create liens and (v) enter into transactions with certain affiliates. The Credit Agreement contains various representation and warranties by the Company and may be terminated upon the occurrence of certain events of default, including non-payment. The Credit Agreement also contains cross-default provisions tied to other agreements with BH Finance entered into by the Company and its subsidiaries in connection with the 2020 Refinancing.

Security

The Term Loan is fully and unconditionally guaranteed on a joint and several first-priority basis by the Company's material domestic subsidiaries (excluding MNI and TNI, the “Subsidiary Guarantors”), pursuant to a Guarantee and Collateral agreement dated as of March 16, 2020 (the “Guarantee and Collateral Agreement”). The Term Loan and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations, by perfected security interests in substantially all property and assets, including certain real estate, of the Company and the Subsidiary Guarantors.

Also, the Term Loan is secured, subject to certain exceptions, priorities and limitations in the various agreements, by first-priority security interests in the capital stock of, and other equity interests owned by, the Company and the Subsidiary Guarantors (excluding the capital stock of MNI and TNI).

Liquidity

Pursuant to the terms of the Credit Agreement, our new debt does not include a revolver. As part of the Credit Agreement, by June 30, 2020 we are required to cash collateralize all letters of credit which were previously collateralized by a revolving credit facility.

Including cash, our liquidity at March 29, 2020 totals $30,824,000. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

There are numerous potential consequences under the Term Loan if an event of default, as defined, occurs and is not remedied. Many of those consequences are beyond our control. The occurrence of one or more events of default would give rise to the right of BH Finance to exercise their remedies under the credit agreement including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents.

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The New Debt has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at March 29, 2020.

Warrants

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

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 12.

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

Effective September 30, 2019, the first day of fiscal year 2020, we adopted ASC 842 using the modified retrospective method as of the adoption date. As a result of electing the modified retrospective approach, we have not restated prior year financial statements to conform to the new guidance. Our operating lease portfolio primarily includes real estate, office equipment, and vehicles.

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (“BH Lease”). The Lease was signed and commenced on March 16, 2020. The BH Media Lease requires the Company to pay annual rent of $8,000,000, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. In connection with the BH Lease, the Company recognized $56,226,000 and $56,226,000 in ROU assets and lease liabilities, respectively, as of March 16, 2020.

Total lease expense consists of the following:

	13 Weeks Ended	26 Weeks Ended
(Thousands of Dollars)	March 29, 2020	March 29, 2020
Operating lease costs	1,742	2,711
Variable lease costs	295	575
Short-term lease costs	266	319
Total Operating Lease Expense	2,303	3,605

Supplemental cash flow information related to our operating leases was as follows:

	13 Weeks Ended	26 Weeks Ended
(Thousands of Dollars)	March 29, 2020	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	2,375	3,266

As a result of the adoption of ASC 842, on September 30, 2019, we recorded operating lease right-of-use assets of $10,709,000, current portion of lease liabilities of $2,281,000, and long-term operating lease liabilities of $8,353,000 in a non-cash operating activity.

As of March 29, 2020, maturities of lease liabilities were as follows:

26 Weeks Ended
(Thousands of Dollars)	March 29, 2020
2020 (six months remaining)	7,048
2021	13,681
2022	11,413
2023	10,698
2024	10,218
Thereafter	50,643
Total lease payments	103,701
Less: interest	(31,794)
Present value of lease liabilities	71,907

As of the year ended September 29, 2019, minimum lease payments during the five years ending September 2024 and thereafter were $3,403,000, $2,290,000, $2,238,000, $1,637,000, $1,367,000 and $4,991,000, respectively.

Our lease contracts are discounted using the incremental borrowing rate for the Company. We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company. This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term of the 5 year lease in a similar economic environment. This rate was reassessed as part of the Transactions and was utilized to re-measure the assumed lease liabilities as well as the BH Lease as of March 16, 2020. We will assess this rate annually to determine whether it needs to be updated. The weighted average revolving lease terms and discount rates for all of our operating leases were as follows.

26 Weeks Ended
March 29, 2020
Weighted average remaining lease term (years)	9.08
Weighted Average discount rate	8.27%

7	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. With the exception of defined benefit plans acquired in the Transactions, effective in 2012, substantially all benefits are frozen and only a small amount of additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

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

As part of the Transactions, the Company assumed several non-contributory defined benefit pension plans that together cover selected employees. Benefits under the plans are generally based on salary and years of service. The liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic corporate equity securities, government and corporate bonds, money markets and deposits with insurance companies. The amount of net pension obligations for those plans as of March 16, 2020, the initial measurement date, was $43,503,000. The total pension benefit recognized for the period between March 16, 2020 and March 29, 2020 was $86,000.

Additionally, as part of the Transactions, the Company assumed certain unfunded postemployment benefit plans which provide coverage to retirees for portions of premiums associated with medical, dental, life, and vision insurance benefits in eight collective bargaining units. The amount of premiums paid in five bargaining units are capped at specific dollar amounts per month. The amount of premiums paid in three bargaining units are uncapped. The plan groups consist of capped retirees, uncapped retirees, capped active employees, and uncapped active employees. New participants in the uncapped plans are eligible for Medicare supplemental medical insurance. The total postemployment benefit obligation recognized for these plans as of March 16, 2020, the initial measurement date, was $36,800,000. The total postemployment benefit cost recognized for the period between March 16, 2020 and March 29, 2020 was $79,000.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Service cost for benefits earned during the period	103	9	111	18
Interest cost on projected benefit obligation	1,420	1,641	2,651	3,282
Expected return on plan assets	(2,321)	(2,018)	(4,272)	(4,036)
Amortization of net loss	792	284	1584	568
Amortization of prior service benefit	(2)	(25)	(4)	(50)
Pension benefit	(8)	(109)	70	(218)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Service cost for benefits earned during the period	36	—	36	—
Interest cost on projected benefit obligation	110	103	177	206
Expected return on plan assets	(265)	(270)	(530)	(540)
Amortization of net gain	(186)	(244)	(372)	(488)
Amortization of prior service benefit	(161)	(181)	(322)	(362)
Postretirement medical benefit	(466)	(592)	(1,011)	(1,184)

In the 26 weeks ended March 29, 2020 we did not contribute to our pension plans. Based on our forecast at March 29, 2020, we expected to make contributions of $6,720,000 to our pension trust during the remainder of fiscal 2020. However, the CARES Act allows the Company to defer pension contributions until January 1, 2021. As a result, we do not expect to make pension contributions for the remainder of fiscal 2020.

8	ACQUISITIONS

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, assumed income and non-income based tax liabilities and goodwill. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). As part of the Transactions, the Company also entered into the Credit Agreement and the BH Lease, as described above. The Company concluded that these agreements were not separate from the Transactions and evaluated these agreements for off-market terms and no such terms were identified. As such, the consideration for the acquisitions was limited to cash consideration, as shown below. The accounting for the Credit Agreement and the BH Lease are described in Notes 5 and 6.

The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Transactions.

(in Thousands)
Cash and cash equivalents	$22,293
Current assets	52,559
Other assets	12,167
Property and equipment	42,952
Operating lease assets	7,445
Advertiser relationships	38,780
Subscriber relationships	36,060
Commercial print relationships	17,130
Mastheads	21,680
Goodwill	63,559
Total assets	314,625
Current liabilities assumed	(73,451)
Operating lease liabilities	(6,625)
Other liabilities assumed	(2,246)
Pension obligations	(43,503)
Postemployment benefit obligations	(36,800)
Total liabilities	(162,625)
Net assets	152,000
Less: acquired cash	(22,293)
Total consideration less acquired cash	$129,707

We expect to finalize our determination of fair values and liabilities by the end of fiscal year 2020.

For the 13 weeks ended March 29, 2020, the revenue and net income included in the Consolidated Income Statement related to the acquirees was $14,648,000 and $1,013,000, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on October 1, 2018, the first day of fiscal year 2019.

	Unaudited
	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars, Except Per Share Data)	2020	2019	2020	2019
Total revenues	$207,329	230,323	442,025	494,072
Income (loss) attributable to Lee Enterprises, Incorporated	$4,053	(3,992)	20,608	4,483
Earnings per share - diluted	$0.07	(0.07)	0.36	0.08

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments. This pro forma information is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect the income statement effects of depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, acquisition-related costs, incremental interest expense related to the financing of the Transactions and 2020 Refinancing, the Lease agreement entered into as part of the Transactions, the elimination of certain intercompany activity and the related tax effects of the adjustments.

The only material, nonrecurring adjustments made relate to the write-off of previously unamortized debt-issuance costs as of October 1, 2018 which resulted in the following changes to net income:

•	$10,670,000 increase to net income for the 13 weeks ended March 29, 2020.

•	$962,000 increase to net income for the 13 weeks ended March 29, 2019.

•	$11,866,000 increase to net income for the 26 weeks ended March 29, 2020.

•	$15,614,000 decrease to net income for the 26 weeks ended March 29, 2019.

9	INCOME TAXES

We recorded an income tax benefit of $2,331,000 related to a loss before taxes of $7,321,000 for the 13 weeks ended March 29, 2020, and an income tax benefit of $460,000 related to income before taxes of $268,000 for the 26 weeks ended March 29, 2020. For the 13 weeks ended March 31, 2019, we recorded an income tax expense of $156,000 related to a loss before taxes of $2,171,000 and an income tax expense of $4,670,000 related to income of $13,062,000 for the 26 weeks ended March 31, 2019. The effective income tax rate for the 13 and 26 weeks ended March 29, 2020 was 31.8% and negative 171.6%, respectively. The effective income tax rate for the 13 and 26 weeks ended March 31, 2019 was negative 7.2% and 35.8%

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, mark-to-market adjustments to value the Warrants and certain adjustments made to reflect the impact of the Transactions.

The CARES Act was enacted on March 27, 2020. The Company anticipates that it will realize benefits under the CARES Act related to payroll taxes, including deferrals of certain employer payroll tax payments in 2020 to the end of 2021 and 2022.

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

At September 29, 2019, we had approximately $63,048,000 of state net operating loss benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

10	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019	2020	2019

Income attributable to Lee Enterprises, Incorporated:	(5,367)	(2,678)	(46)	7,683
Weighted average common shares	58,136	57,703	57,931	57,501
Less weighted average restricted Common Stock	(1,572)	(2,095)	(1,515)	(2,097)
Basic average common shares	56,564	55,608	56,416	55,404
Dilutive stock options and restricted Common Stock	382	—	585	1,287
Diluted average common shares	56,946	55,608	57,001	56,691
Earnings per common share:
Basic	(0.09)	(0.05)	(0.00)	0.14
Diluted	(0.09)	(0.05)	(0.00)	0.14

For the 13 and 26 weeks ended March 29, 2020, 6,954,300 and 6,393,966 shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 31, 2019, 6,000,000 and 6,000,000 shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

11	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 29, 2020 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2019	809	1.82
Exercised	—	—
Cancelled	—	—
Outstanding, March 29, 2020	809	1.82	1.4	—
Exercisable, March 29, 2020	809	1.82	1.4	—

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 29, 2020:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2019	1,477	2.49
Vested	(601)	1.94
Granted	720	1.62
Cancelled	(24)	2.49
Outstanding, March 29, 2020	1,572	2.15

Total unrecognized compensation expense for unvested restricted Common Stock at March 29, 2020 is $1,764,000, which will be recognized over a weighted average period of 1.8 years.

12	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of March 29, 2020, based on the most recent data available, the approximate fair value of the private equity investment is $9,613,000 which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $576,000,000 principal amount of the Term Loan recorded at carrying value, which approximates fair value. This represents a level 3 fair value measurement.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at March 29, 2020 and December 29, 2019 are $158,000 and $178,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

13	COMMITMENTS AND CONTINGENT LIABILITIES

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 9.

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

Multiemployer Pension Plans

We effectuated a total withdrawal from CWA/ITU plan in 2019. As a result, we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount and timing of such liability will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance, the funding status of the plan and the effect (if any) of the Transactions on the prior withdrawal liability. We have accrued a liability of $3,255,000 related to this withdrawal, as of March 29, 2020. The withdrawal liability determined to be due under this plan will be funded over a period of 20 years.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 and 26 weeks ended March 29, 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2019 Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

In this report, we present Adjusted EBITDA, cash costs, and total operating revenue less cash costs which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended
	March 29,	March 31,	March 29,	March 31,
(Thousands of Dollars)	2020	2019	2020	2019

Net Income	(4,990)	(2,327)	728	8,392
Adjusted to exclude
Income tax expense	(2,331)	156	(460)	4,670
Non-operating expenses, net	21,108	14,738	31,825	27,224
Equity in earnings of TNI and MNI	(1,362)	(1,717)	(2,931)	(3,846)
Loss (gain) on sale of assets and other, net	(6,113)	83	(5,299)	(17)
Depreciation and amortization	7,276	7,386	13,995	14,916
Restructuring costs and other	1,925	2,759	3,557	2,820
Stock compensation	269	426	571	888
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,591	2,080	3,509	4,681
Adjusted EBITDA	17,373	23,584	45,495	59,728

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued a new standard for the accounting treatment of leases, known as Accounting Standards Codification 842 (“ASC 842”). The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

We elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we did reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance. We have elected to combine non-lease and lease components when accounting for leases. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under ASC 842. As such, we have not recognized an ROU asset or lease liability for these leases. Additional information and disclosures required by this new standard are contained in Note 6.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Intangible assets, other than goodwill;
•	Pension, postretirement and postemployment benefit plans;
•	Income taxes; and
•	Business combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. The Company prepared its initial estimates of the fair values of intangible assets utilizing the multi-period excess earnings method for customer-related amortizable intangible assets and the relief from royalty method for indefinite lived masthead assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows from subscription, advertising and commercial print relationships and related assumptions about future revenue growth and customer retention;
•	discount rates; and
•	royalty rates used to value acquired mastheads.

Additional information regarding our accounting for business combinations can be found in Note 1. Additional information regarding all other critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve.

On March 16, 2020, we completed the acquisition of BHMG and The Buffalo News, nearly doubling the size of our operations. Currently, we operate 77 principally mid-sized local media operations.

We reach 72.5% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 43 million unique visitors, excluding the acquisitions, in the month of March 2020 with 342 million page views and 107 million visits.

•	Our printed newspapers, including the acquisitions, reach approximately 1.2 million households daily and approximately 1.6 million on Sunday, with estimated readership totaling three million. Digital only subscribers totaled approximately 200,000, with a 91.7% increase over the prior year at Legacy Lee.

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

We also operate TownNews, through our 82.5% owned subsidiary INN Partners, L.C. (“TownNews”). TownNews provides state-of-the-art web hosting, content management services and video management services to nearly 2,000 other media organizations including broadcast.

Purchase Agreement with Berkshire Hathaway

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (“Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”), for a combined purchase price of $140,000,000 (collectively, the “Transactions”). The Transactions were financed pursuant to a credit agreement dated as of January 29, 2020 between the Company and BH Finance LLC, a Delaware limited liability company affiliated with Berkshire (“Credit Agreement”). Our Consolidated Financial Statements show the combined results of the Company for the period of March 16, 2020 through and as of March 29, 2020.

BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. Between July 2, 2018 and March 16, 2020, the Company managed the BH Media Newspaper Business pursuant to a Management Agreement between BHMG and the Company dated June 26, 2018 (“Management Agreement”).

In connection with the Transactions, the Management Agreement terminated on March 16, 2020. As part of the settlement of the preexisting relationship, the Company received $5,425,000 at closing. This amount represented $1,245,000 in fixed fees pro-rated under the contract and $4,180,000 in variable fees based upon the pro-rated annual target. The Company did not recognize a gain or loss as a result of the settlement of this preexisting relationship.

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (“BH Lease”). The BH Lease was signed and commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8 million, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the BH Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the BH Lease.

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

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2020 to 2019 and will continue to affect period-over-period comparisons for future results:

Acquisitions and Divestitures

•	In March 2020, we completed the acquisition of BHMG and The Buffalo News for a purchase price of $140,000,000. The acquisition was funded by the Term Loan, as part of a broader comprehensive refinancing of all of our then outstanding debt, as well as cash on the balance sheet.

•	During 2020 prior to the acquisition of BHMG and The Buffalo News, we disposed of substantially all of the assets of certain of our smaller properties, including four daily newspapers and related print and digital publications, for an aggregate sales price of $3,950,000.

Impacts of COVID-19

With the outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, governments implemented a combination of shelter-in-place orders and other recommendations severely limiting or restricting economic activity in our local markets. Certain aspects of our operations have experienced lower revenue and profitability over the last several years and these trends are expected to continue in the future; however, the pandemic and government restrictions caused significant and immediate declines in demand for certain our products and services, and ultimately in advertising revenue.

The Company currently expects that the COVID-19 pandemic will have a significant negative impact, in the near term, on the Company’s business and operations. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company’s business and results of operations.

We have evaluated the current environment as of March 29, 2020 and have concluded that there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived or indefinite-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to reassess for useful life revision or impairment.

13 WEEKS ENDED March 29, 2020

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 29,	March 31,	Percent
(Thousands of Dollars, Except Per Share Data)	2020	2019	Change
Advertising and marketing services revenue	60,945	62,934	(3.2)
Subscription	46,443	45,076	3.0
Other	13,979	14,694	(4.9)
Total operating revenue	121,367	122,704	(1.1)
Operating expenses:
Compensation	48,691	47,785	1.9
Newsprint and ink	4,321	5,825	(25.8)
Other operating expenses	52,842	48,016	10.1
Cash costs	105,854	101,626	4.2
Total operating revenue less cash costs	15,513	21,078	(26.4)
Depreciation and amortization	7,276	7,386	(1.5)
Assets loss (gain) on sales, impairments and other, net	(6,113)	83	NM
Restructuring costs and other	1,925	2,759	(30.2)
Operating expenses	108,942	111,854	(2.6)
Equity in earnings of associated companies	1,362	1,717	(20.7)
Operating income	13,787	12,567	9.7
Non-operating income (expense):
Interest expense	(11,127)	(12,140)	(8.3)
Debt financing and administrative cost	(10,670)	(962)	NM
Other, net	689	(1,636)	NM
Non-operating expenses, net	(21,108)	(14,738)	43.2
Income (loss) before income taxes	(7,321)	(2,171)	NM
Income tax (benefit) expense	(2,331)	156	NM
Net income	(4,990)	(2,327)	NM
Net income attributable to non-controlling interests	(377)	(351)	7.4
Income attributable to Lee Enterprises, Incorporated	(5,367)	(2,678)	NM
Other comprehensive income (loss), net of income taxes	316	(122)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	(5,051)	(2,800)	80.4

Earnings per common share:
Basic	(0.09)	(0.05)	97.0
Diluted	(0.09)	(0.05)	95.7

References to the “2020 Quarter” refer to the 13 weeks ended March 29, 2020. Similarly, references to the “2019 Quarter” refer to the 13 weeks ended March 31, 2019.

Operating Revenue

Total operating revenue was $121,367,000 in the 2020 Quarter, down $1,337,000, or 1.1%, which included $14,648,000 in revenue from the Transactions.

Advertising and marketing services revenue totaled $60,945,000 in the 2020 Quarter, down 3.2% compared to the prior year. Print advertising revenues were $36,248,000 in the 2020 Quarter, down 6.7% compared to the prior year, with $5,388,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $24,697,000 in the 2020 Quarter, up 2.6% compared to the prior year, with $1,389,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 40.5% of the 2020 Quarter total advertising and marketing services revenue. Decreases in revenue are attributed to reduced demand for print advertising, consistent with general industry trends adversely affecting the publishing industry, and negative impacts from the COVID-19 pandemic.

Subscription revenue totaled $46,443,000 in the 2020 Quarter, up 3.0% compared to the 2019 Quarter. The increase is attributed to $6,564,000 of acquired subscription revenue and an increase in digital-only subscribers partially offset by lower print circulation units, consistent with industry trends and timing of price increases. As of March 29, 2020, we now have nearly 200,000 digital only subscribers.

Other revenue, which primarily consists of digital services revenue from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, decreased $715,000, or 4.9%, in the 2020 Quarter compared to the 2019 Quarter.  Other revenue in the 2020 Quarter included $1,307,000 of acquired other revenue, primarily from commercial printing. The decline in other revenue is primarily related to the reduction of Management Agreement revenue due to the Transactions.

Digital services revenue totaled $5,211,000 in the 2020 Quarter, a 9.8% increase compared to the 2019 Quarter. On a stand-alone basis, revenue at TownNews totaled $6,149,000, an increase of 11.1%. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increased revenue.

Commercial printing revenue totaled $2,322,000 in the 2020 Quarter, a 19.9% increase compared to the 2019 Quarter, due to $846,000 of acquired commercial printing revenue offset by declines in volume from our partners, consistent with general industry trends.

Management Agreement revenue totaled $1,836,000 in the 2020 Quarter compared to $3,850,000 in the 2019 Quarter.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $36,742,000 in the 2020 Quarter, an increase of 4.9% over the 2019 Quarter, and represented 30.3% of our total operating revenue in the 2020 Quarter.

Equity in earnings of TNI and MNI decreased $355,000 in the 2020 Quarter.

Operating Expenses

Total operating expenses were $108,942,000, a 2.6% decrease compared to the 2019 Quarter, which included $13,351,000 in operating expenses from Transactions. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash costs were $105,854,000, a 4.2% increase compared to the 2019 Quarter, which included $12,760,000 of acquired Cash Costs.

Compensation expense increased $906,000 in the 2020 Quarter, or 1.9%, compared to the 2019 Quarter. This increase was attributable to $6,578,000 of acquired compensation expense, partially offset by a 14.6% reduction in FTEs on a same property basis.

Newsprint and ink costs decreased $1,504,000 in the 2020 Quarter, or 25.8%, compared to the 2019 Quarter. The decrease is attributable to declines in newsprint volumes and prices, partially offset by $826,000 of acquired newsprint and ink expenses. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $4,826,000 in the 2020 Quarter, or 10.1%, compared to the 2019 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $5,357,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $1,925,000 and $2,759,000 in the 2020 Quarter and 2019 Quarter, respectively. Restructuring costs in 2020 and 2019 are predominately severance.

Depreciation expense decreased $458,000, or 14.5%, and amortization expense increased $347,000, or 8.2%, in the 2020 Quarter.

Assets loss (gain) on sales, impairments and other, was a net gain of $6,113,000 in the 2020 Quarter compared to a net expense of $83,000 in the 2019 Quarter. The gain in the 2020 Quarter was due to the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $13,787,000 in the 2020 Quarter compared to $12,567,000 in the 2019 Quarter.

Non-operating Income and Expense

Interest expense decreased $1,013,000, or 8.3%, to $11,127,000 in the 2020 Quarter. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2020 Quarter and 10.0% at the end of the 2019 Quarter. The reduction of the weighted average cost of debt is due to the 2020 Refinancing.

We recognized $10,670,000 of debt financing and administrative expense in the 2020 Quarter compared to $962,000 in the 2019 Quarter. The increase in the 2020 Quarter is primarily driven by expensing previously unamortized financing costs of $9,583,000 and $470,000 of costs which were expensed as incurred as a result of the 2020 Refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $613,000 of periodic pension and other postretirement benefits in the 2020 Quarter and $710,000 in the 2019 Quarter. We recorded non-operating income of $20,000 in the 2020 Quarter and non-operating expenses of $2,753,000 in the 2019 Quarter, related to the changes in the value of the Warrants.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2,331,000, or 31.8% of pretax loss in the 2020 Quarter. In the 2019 Quarter, we recognized an income tax expense of $156,000, or 7.2% of pretax loss.

Net Income and Earnings Per Share

Net loss was $4,990,000 and diluted loss per share was $0.09 for the 2020 Quarter compared to net loss of $2,327,000 and diluted loss per share of $0.05 for 2019 Quarter. The change reflects the various items discussed above.

26 weeks ended March 29, 2020

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 29,	March 31,	Percent
(Thousands of Dollars, Except Per Share Data)	2020	2019	Change
Total advertising and marketing services revenue	126,672	138,897	(8.8)
Subscription	88,138	91,345	(3.5)
Other	28,900	28,663	0.8
Total operating revenue	243,710	258,905	(5.9)
Operating expenses:
Compensation	91,934	94,824	(3.0)
Newsprint and ink	9,057	12,164	(25.5)
Other operating expenses	101,304	97,758	3.6
Cash costs	202,295	204,746	(1.2)
Total operating revenue less cash costs	41,415	54,159	(23.5)
Depreciation and amortization	13,995	14,916	(6.2)
Assets loss (gain) on sales, impairments and other	(5,299)	(17)	NM
Restructuring costs and other	3,557	2,820	26.1
Operating expenses	214,548	222,465	(3.6)
Equity in earnings of associated companies	2,931	3,846	(23.8)
Operating income	32,093	40,286	(20.3)
Non-operating income (expense):
Interest expense	(22,242)	(24,397)	(8.8)
Debt financing and administrative cost	(11,865)	(1,858)	NM
Other, net	2,282	(969)	NM
Non-operating expenses, net	(31,825)	(27,224)	16.9
Income before income taxes	268	13,062	(97.9)
Income tax (benefit) expense	(460)	4,670	NM
Net income	728	8,392	(91.3)
Net income attributable to non-controlling interests	(774)	(709)	9.2
Income attributable to Lee Enterprises, Incorporated	(46)	7,683	NM
Other comprehensive income (loss), net of income taxes	633	(244)	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	587	7,439	(92.1)

Earnings per common share:
Basic	0.00	0.14	NM
Diluted	0.00	0.14	NM

References to the “2020 Period” refer to the 26 weeks ended March 29, 2020. Similarly, references to the “2019 Period” refer to the 26 weeks ended March 31, 2019.

Operating Revenue

Total operating revenue was $243,710,000 in the 2020 Period, down $15,195,000, or 5.9%, compared to the prior year, which included $14,648,000 in revenue from acquisitions.

Advertising and marketing services revenue totaled $126,672,000 in the 2020 Period, down 8.8% compared to the prior year. Print advertising revenues were $76,035,000 in the 2020 Period, down 14.9% compared to the prior year, with $5,387,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $50,637,000 in the 2020 Period, up 2.2% compared to the prior year, with $1,389,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 40.0% of the 2020 Period total advertising and marketing services revenue. Decreases in revenue are attributed to reduced demand for print advertising, consistent with general industry trends adversely affecting the publishing industry, negative impacts from the COVID-19 pandemic and incremental advertising revenue in the 2019 Period from certain political campaigns.

Subscription revenue totaled $88,138,000 in the 2020 Period, down 3.5% compared to the 2019 period. The decrease is attributable to lower paid print circulation units, consistent with industry trends and timing of price increases, partially offset by $6,564,000 of acquired subscription revenue and an increase in digital only subscribers. As of March 29, 2020, we now have nearly 200,000 digital-only subscribers.

Other revenue, which primarily consists of digital services revenue from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $28,900,000, a 0.8% increase compared to the 2019 Period. Other revenue in the 2020 Period includes $1,307,000 of acquired other revenue, primarily from commercial printing.

Digital services revenue totaled $10,429,000 in the 2020 Period, a 10.7% increase compared to the 2019 Period. On a stand-alone basis, revenue at TownNews totaled $12,330,000, an increase of 14.4%, and totaled $22,627,000 over the last twelve months. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increased revenue.

Commercial printing revenue totaled $3,991,000 in the 2020 Period, a 9.6% decrease compared to the 2019 Period, due to declines in volume from our partners, consistent with general industry trends.

Management Agreement revenue totaled $5,814,000 in the 2020 Period compared to $6,450,000 in the 2019 Period.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $73,909,000 in the 2020 Period, an increase of 3.3% over the 2019 Period. Total digital revenue represented 30.3% of our total operating revenue in the 2020 Period.

Equity in earnings of TNI and MNI decreased $915,000 in the 2020 Period.

Operating Expenses

Total operating expenses were $214,548,000, a 3.6% decrease compared to the 2019 Period, which included $13,351,000 in operating expenses from acquisitions. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash Costs were $202,295,000, a 1.2% decrease compared to the 2019 Period, which included $12,760,000 of acquired Cash Costs.

Compensation expense decreased $2,890,000 in the 2020 Period, or 3.0%, compared to the 2019 Period. The decrease was attributable to a 12.2% reduction in FTEs on a same property basis, partially offset by $6,578,000 of acquired compensation expense.

Newsprint and ink costs decreased $3,107,000 in the 2020 Period, or 25.5%, compared to the 2019 Period. The decrease is attributable to declines in newsprint volumes and prices, partially offset by $826,000 of acquired newsprint and ink expenses. See Item 3, “Commodities” included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $3,546,000 in the 2020 Period, or 3.6%, compared to the 2019 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $5,357,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $3,557,000 and $2,820,000 in the 2020 Period and 2019 Period, respectively. Restructuring costs in 2020 and 2019 are predominately severance.

Depreciation decreased $1,055,000, or 16.6%, and amortization increased $134,000, or 1.6%, in the 2020 Period. Assets loss (gain) on sales, impairments and other, was a net gain of $5,299,000 in the 2020 Period compared to a net gain of $17,000 in the 2019 Period. The net gain in the 2020 was related to the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $32,093,000 in the 2020 Period compared to $40,286,000 in the 2019 Period.

Non-operating Income and Expense

Interest expense decreased $2,155,000, or 8.8%, to $22,242,000 in the 2020 Period. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2020 Period and 10.0% at the end of the 2019 Period. The reduction of the weighted average cost of debt is due to the 2020 Refinancing.

We recognized $11,865,000 of debt financing and administrative costs in the 2020 Period compared to $1,858,000 in the 2019 Period. The increase in the 2020 Period is primarily driven by expensing previously unamortized financing costs of $9,583,000 and $470,000 of expenses incurred as a result of the 2020 Refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $1,088,000 of periodic pension and other postretirement benefits in the 2020 Period and $1,420,000 in the 2019 Period. We recorded non-operating income of $1,037,000 in 2020 Period and $2,672,000 in the 2019 Period, related to the changes in the value of the Warrants.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $460,000, or 171.6% of pretax income in the 2020 Period. In the 2019 Quarter, we recognized an income tax expense of $4,670,000, or 35.8% of pretax income.

The Company expects to realize a tax benefit attributable to the CARES Act legislation, which was enacted on March 27, 2020. The CARES Act permits the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. The Company intends to use this deferral, and is anticipating additional guidance from the Treasury and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation.

Net Income and Earnings Per Share

Net income was $728,000 and diluted earnings per share was $0.00 for the 2020 Period compared to net income of $8,392,000 million and income per diluted common share of $0.14 for 2019 Period. The change reflects the various items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash provided by operating activities was $10,698,000 in the 2020 Period compared to $27,833,000 in the 2019 Period. Net income for the 2020 Period totaled $728,000 compared to $8,392,000 in the 2019 Period. The decrease in cash provided by operating activities in the 2020 Period is mainly attributed to year-over-year changes in operating income as well as changes in working capital.

Investing Activities

Cash required for investing activities totaled $119,711,000 in the 2020 Period compared to $7,538,000 in the 2019 Period. Acquisition spending totaled $5,708,000 in the 2019 Period. We spent $130,985,000 on acquisitions, net of cash, in the 2020 Quarter, primarily related to the acquisition of BHMG and the Buffalo News. Capital spending totaled $5,809,000 in the 2020 Period compared to $2,459,000 in the 2019 Quarter. Cash proceeds from asset sales totaled $17,637,000 in the 2020 Period compared to $770,000 in the 2019 Period.

Financing Activities

Cash provided by financing activities totaled $131,192,000 in the 2020 period compared to cash required for financing activities of $9,010,000 in the 2019 Period. Proceeds from the 2020 Refinancing totaled $576,000,000 in the 2020 Period. Debt reduction accounted for the majority of the remaining usage of funds in both the 2020 Period and the 2019 Period.

Term Loan

In March 2020, in connection with the Transactions, the Company completed a comprehensive refinancing of its debt, which consists of a 25-year term loan with BH Finance in an aggregate principal amount of $576,000,000. The Term Loan, which matures March 16, 2045, bears interest at an annual rate of 9.0%.

Debt is summarized as follows:

	March 29,	September 29,	Interest
(Thousands of Dollars)	2020	2019	Rates (%)

Term Loan	576,000	—	9.0
Revolving Facility	—	—	—
Notes	—	363,420	9.5
2nd Lien Term Loan	—	80,207	12.0
	576,000	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	—	2,954
Total long-term debt	576,000	429,391

Excluding payments required from the Company’s future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. There are no other scheduled mandatory principal payments required under the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, certain affirmative and negative covenants and certain conditions, including restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of stock of the Company and certain other capital transactions. Certain existing and future direct and indirect material domestic subsidiaries of the Company are guarantors of the Company’s obligations under the Credit Agreement. There are no financial performance covenants under our Credit Agreement.

In connection with the Term Loan, the Company incurred $470,000 of fees and expenses that were expensed in the 13 weeks ended March 29, 2020.

In connection with closing of the transactions, we no longer have access to a Revolving Facility.

Additional Information on Liquidity

We continue to evaluate the effects of the COVID-19 pandemic on our results of operations and cash flows. To combat the negative impacts, we have taken significant and immediate action to manage cash flow by implementing various initiatives including reductions in force, compensation reductions, furloughs, and reductions in capital investments. We are also working with our large vendors to evaluate the amount and timing of significant expenses.

As part of the Company’s effort to preserve liquidity, we plan to defer remittance of our FICA taxes, and defer required pension contributions, as allowed by the CARES Act.

While we currently forecast sufficient near-term liquidity, the ultimate impact of the COVID-19 pandemic could have a material impact on the Company's liquidity and its ability to meet its ongoing obligations.

CHANGES IN LAWS AND REGULATIONS

Pension Plans

In 2012, the Surface Transportation Extension Act of 2012 (“STEA”) was signed into law. STEA provides for changes in the determination of discount rates that result in a near-term reduction in minimum funding requirements for our defined benefit pension plans. STEA will also result in an increase in future premiums to be paid to the Pension Benefit Guarantee Corporation (“PBGC”).

In 2014, the Highway and Transportation Funding Act (“HATFA”) was signed into law. HATFA generally extends the relief offered under STEA and further increases premiums to be paid to the PBGC.

In March 2020, the CARES Act was enacted into law. Among other provisions, the CARES Act allows the Company to defer required pension contributions until January 1, 2021.

Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined. In March 2020, the CARES Act was enacted into law. Among other provisions, the CARES Act allows the Company to defer payments of the employer’s share of social taxes which shall be paid between December 31, 2021 and December 31, 2022. The CARES Act also provides for an Employee Retention Credit of up to $5,000 per eligible employee which can be applied to the employer’s share of payroll taxes. The Company has elected to defer the employer’s share of social security tax payments and is currently determining the applicability of the Employee Retention Credit.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At March 29, 2020, we had no floating debt outstanding. We have no interest rate hedging in place.

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

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $536,000 annualized based on anticipated consumption in 2020, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $576,000,000 principal amount of the Term Loan recorded at carrying value, which approximates fair value.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses have not been considered in our assessment over internal control over financial reporting. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.A       Other Information - Compensatory Arrangements of Certain Officers

On February 21, 2020, the Company filed a Form 8-K Current Report disclosing the shareholder approval of the merger of the Company's amended and restated 1996 Stock Plan for Non-Employee Directors into and the amendment of the Company’s amended and restated 1990 Long-Term Incentive Plan (as amended and restated, the “2020 Plan”). This disclosure provides additional information pursuant to item 5.02(e) which is required for material amendments to compensatory arrangements of certain officers. This disclosure incorporates, by reference, the Company's 2020 Proxy Statement, which includes the 2020 Plan as an appendix to the filing.

Item 6.       Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Quarterly Report on Form 10-Q.

Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Attached
32.1	Section 1350 Certification of Chief Executive Officer	Attached
32.2	Section 1350 Certification of Chief Financial Officer	Attached
10.1 +*	Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Appendix B to Schedule 14A Definitive Proxy Statement filed on January 13, 2020)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	June 22, 2020
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)