Form 10-Q
period 2020-06-28
LEE ENTERPRISES, Inc
filed 2020-08-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 28, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of July 31, 2020, 58,358,584 shares of Common Stock of the Registrant were outstanding.

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

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including statements regarding the impacts that the COVID-19 pandemic and our responses thereto may have on our future operations, are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date the statement is made. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 28,	September 29,
(Thousands of Dollars)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	56,710	8,645
Accounts receivable and contract assets, net	55,540	42,536
Inventories	8,305	3,769
Prepaids and other	19,979	5,353
Total current assets	140,534	60,303
Investments:
Associated companies	28,315	28,742
Other	8,173	10,684
Total investments	36,488	39,426
Property and equipment:
Land and improvements	19,106	16,979
Buildings and improvements	128,469	148,514
Equipment	246,623	237,289
Construction in process	7,104	1,980
	401,302	404,762
Less accumulated depreciation	289,702	322,723
Property and equipment, net	111,600	82,039
Operating lease right-of-use assets	70,626	—
Goodwill	313,868	250,309
Other intangible assets, net	206,245	107,393
Medical plan assets, net	14,981	14,338
Other	8,026	1,394
Total assets	902,368	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	June 28,	September 29,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,886	—
Current maturities of long-term debt	36,710	2,954
Accounts payable	19,446	16,750
Compensation and other accrued liabilities	45,187	17,711
Accrued interest	—	1,903
Unearned revenue	59,285	21,720
Total current liabilities	169,514	61,038
Long-term debt, net of current maturities	539,290	429,391
Operating lease liabilities	62,585	—
Pension obligations	87,649	47,037
Postretirement and postemployment benefit obligations	39,796	2,550
Deferred income taxes	10,061	29,806
Income taxes payable	17,497	8,742
Warrants and other	12,211	13,469
Total liabilities	938,603	592,033
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	584	577
June 28, 2020; 58,359 shares; $0.01 par value
September 29, 2019; 57,646 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	256,179	255,476
Accumulated deficit	(266,744)	(265,423)
Accumulated other comprehensive loss	(28,164)	(29,114)
Total stockholders' deficit	(38,145)	(38,484)
Non-controlling interests	1,910	1,653
Total deficit	(36,235)	(36,831)
Total liabilities and deficit	902,368	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars, Except Per Common Share Data)	2020	2019	2020	2019

Operating revenue:
Advertising and marketing services	77,754	65,754	204,426	204,651
Subscription	88,517	46,620	176,655	137,965
Other	16,257	14,910	45,157	43,573
Total operating revenue	182,528	127,284	426,238	386,189
Operating expenses:
Compensation	72,396	45,373	164,330	140,197
Newsprint and ink	7,572	5,230	16,629	17,394
Other operating expenses	77,440	48,157	178,744	145,915
Depreciation and amortization	11,201	7,347	25,196	22,263
Assets loss (gain) on sales, impairments and other, net	147	(195)	(5,153)	(212)
Restructuring costs and other	2,865	2,792	6,422	5,612
Total operating expenses	171,621	108,704	386,168	331,169
Equity in earnings of associated companies	842	1,451	3,773	5,298
Operating income	11,749	20,031	43,843	60,318
Non-operating income (expense):
Interest expense	(13,135)	(11,860)	(35,377)	(36,256)
Debt financing and administrative costs	—	(4,196)	(11,865)	(6,053)
Other, net	1,027	3,702	3,309	2,730
Total non-operating expense, net	(12,108)	(12,354)	(43,933)	(39,579)
Income (loss) before income taxes	(359)	7,677	(90)	20,739
Income tax expense (benefit)	368	1,505	(92)	6,175
Net income (loss)	(727)	6,172	2	14,564
Net income attributable to non-controlling interests	(548)	(406)	(1,322)	(1,115)
Income (loss) attributable to Lee Enterprises, Incorporated	(1,275)	5,766	(1,320)	13,449
Other comprehensive income (loss), net of income taxes	317	(122)	950	(365)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(958)	5,644	(370)	13,084
Earnings per common share:
Basic:	(0.02)	0.10	(0.02)	0.24
Diluted:	(0.02)	0.10	(0.02)	0.24

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	577	255,476	(29,114)	(38,484)
Shares issued (redeemed)	—	4	(379)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive loss	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	581	255,642	(28,797)	(32,677)

Shares issued (redeemed)	—	—	(199)	—	(199)
Loss attributable to Lee Enterprises, Incorporated	(5,367)	—	—	—	(5,367)
Stock compensation	—	—	269	—	269
Other comprehensive loss	—	—	—	451	451
Deferred income taxes, net	—	—	—	(135)	(135)
March 29, 2020	(265,470)	581	255,712	(28,481)	(37,658)

Shares issued (redeemed)	—	3	239	—	242
Loss attributable to Lee Enterprises, Incorporated	(1,275)	—	—	—	(1,275)
Stock compensation	—	—	228	—	228
Other comprehensive loss	—	—	—	451	451
Deferred income taxes, net	—	—	—	(134)	(134)
June 28, 2020	(266,744)	584	256,179	(28,164)	(38,145)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

October 1, 2018	(279,691)	572	253,511	(11,746)	(37,354)
Shares issued (redeemed)	—	5	(453)	—	(448)
Income attributable to Lee Enterprises, Incorporated	10,361	—	—	—	10,361
Stock compensation	—	—	385	—	385
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
December 30, 2018	(269,330)	577	253,443	(11,868)	(27,178)

Shares issued (redeemed)	—	—	317	—	317
Loss attributable to Lee Enterprises, Incorporated	(2,678)	—	—	—	(2,678)
Stock compensation	—	—	425	—	425
Other comprehensive loss	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
March 31, 2019	(272,008)	577	254,185	(11,990)	(29,236)

Shares issued (redeemed)	—	1	221	—	222
Income attributable to Lee Enterprises, Incorporated	5,766	—	—	—	5,766
Stock compensation	—	—	321	—	321
Other comprehensive income	—	—	—	(163)	(163)
Deferred income taxes, net	—	—	—	41	41
June 30, 2019	(266,242)	578	254,727	(12,112)	(23,049)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	June 28,	June 30,
(Thousands of Dollars)	2020	2019

Cash provided by operating activities:
Net income	2	14,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,196	22,263
Stock compensation expense	1,042	1,131
Assets (gain) loss on sales, impairments and other, net	(5,153)	(212)
Distributions greater than earnings of MNI	1,031	648
Deferred income taxes	(8,377)	253
Debt financing and administrative costs	11,865	6,053
Pension contributions	—	(650)
Payments to collateralize letters of credit	(6,105)	—
Other, net	(316)	(745)
Changes in operating assets and liabilities:
Decrease in receivables and contract assets	24,173	(3,435)
Decrease in inventories and other	855	2,383
Decrease in accounts payable and other accrued liabilities	(7,893)	2,666
Decrease in pension and other postretirement and postemployment benefit obligations	(3,947)	(782)
Change in income taxes payable	6,875	(419)
Other, including warrants	(1,238)	68
Net cash provided by operating activities	38,010	43,786
Cash required for investing activities:
Purchases of property and equipment	(7,297)	(3,753)
Proceeds from sales of assets	17,649	1,477
Acquisitions, net of cash acquired	(130,985)	(5,274)
Distributions greater (less) than earnings of TNI	(154)	(358)
Other, net	(350)	(3)
Net cash required for investing activities	(121,137)	(7,911)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	576,000	—
Payments on long-term debt	(443,627)	(26,301)
Debt financing and administrative costs paid	(609)	(1,149)
Common stock transactions, net	(572)	(289)
Net cash provided by (required for) financing activities	131,192	(27,739)
Net increase (decrease) in cash and cash equivalents	48,065	8,136
Cash and cash equivalents:
Beginning of period	8,645	5,380
End of period	56,710	13,516

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. The Consolidated Financial Statements include the accounts of the March 16, 2020 Transactions, as defined and further described below, for approximately 15 weeks in the 39 weeks ended June 28, 2020. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of  June 28, 2020 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2019 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 and 39 weeks ended June 28, 2020 are not necessarily indicative of the results to be expected for the full year.

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

The COVID-19 pandemic has had, and the Company expects that it will continue to have, a significant negative near term impact on the Company’s business and operating results. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity. Restructuring costs and other, which were predominantly severance, totaled $2,865,000 and $6,422,000 in the 13 and 39 weeks ended June 28, 2020, respectively. Substantially all charges related to Restructuring and other were paid in the period incurred. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company’s business and results of operations.

Purchase Agreement with Berkshire Hathaway

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (the “Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”) for a combined purchase price of $140,000,000 (collectively, the “Transactions”). BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities.

The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020 between the Company and BH Finance LLC, a Delaware limited liability company affiliated with Berkshire (the “Credit Agreement”), as described further in Note 5. Our Consolidated Financial Statements show the combined results of the Company for the period of March 16, 2020 through and as of June 28, 2020.

Between July 2, 2018 and March 16, 2020, the Company managed the BHMG newspaper business pursuant to a Management Agreement between BHMG and the Company dated June 26, 2018 (“the Management Agreement”).

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

As a result of the adoption of ASC 842, on September 30, 2019, we recorded operating lease right-of-use assets of $10,709,000, current portion of lease liabilities of $2,281,000, and long-term operating lease liabilities of $8,353,000.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 28, 2020 using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Advertising and marketing services revenue	77,754	65,754	204,426	204,651
Subscription revenue	88,517	46,620	176,655	137,965
TownNews and other digital services revenue	5,608	5,087	16,123	14,507
Other revenue	10,649	9,823	29,034	29,066
Total operating revenue	182,528	127,284	426,238	386,189

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $59,285,000 as of  June 28, 2020 and $21,720,000 as of September 29, 2019. Revenue recognized in the 13 and 39 weeks ended June 28, 2020 that was included in the contract liability as of September 29, 2019 was $2,653,000 and $20,512,000.

Contract asset balances relate to our Management Agreement revenue and was $1,107,000 as of  September 29, 2019 and consisted solely of the variable consideration earned under the Management Agreement. As a result of the transactions, we had no contract asset balances as of June 28, 2020. In conjunction with the execution of the Purchase Agreement, the previously recorded contract asset balance was collected on March 16, 2020. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $65,298,000 and $47,863,000 as of  June 28, 2020 and September 29, 2019, respectively. Allowance for doubtful accounts was $9,758,000 and $6,434,000 as of June 28, 2020 and September 29, 2019, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating revenue	8,222	10,465	28,602	34,109
Operating expenses	6,645	8,363	22,576	26,291
Operating income	1,577	2,102	6,026	7,818
Company's 50% share of operating income	789	1,051	3,013	3,909
Less amortization of intangible assets	—	105	209	313
Equity in earnings of TNI	789	946	2,804	3,596

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 28, 2020 and June 30, 2019, we received $959,000 and $731,000 in distributions, respectively. In the 39 weeks ended June 28, 2020 and June 30, 2019, we received $2,650,000 and $3,328,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Operating revenue	10,875	13,709	37,125	41,627
Operating expenses, excluding restructuring costs, depreciation and amortization	10,542	12,132	34,222	36,338
Restructuring costs	—	67	—	134
Depreciation and amortization	172	280	514	839
Operating income	161	1,230	2,389	4,316
Net income	107	1,010	1,938	3,405
Equity in earnings of MNI	54	505	969	1,702

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 28, 2020 and June 30, 2019, we received dividends of $0 and $850,000, respectively. In the 39 weeks ended June 28, 2020 and June 30, 2019, we received dividends of $1,000,000 and $2,350,000 respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

June 28,
(Thousands of Dollars)	2020

Goodwill, gross amount	1,539,038
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	250,309
Goodwill acquired in business combinations	63,559
Goodwill, end of period	313,868

Identified intangible assets consist of the following:

	June 28,	September 29,
(Thousands of Dollars)	2020	2019

Non-amortized intangible assets:
Mastheads	42,722	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	790,278	697,145
Less accumulated amortization	626,848	611,786
	163,430	85,359
Non-compete and consulting agreements	28,675	28,675
Less accumulated amortization	28,582	28,524
	93	151
Other intangible assets, net	206,245	107,393

The Company recognized $38,780,000 of advertiser relationships, $36,060,000 of subscriber relationships, $17,130,000 of commercial print relationships and $21,680,000 of indefinite-lived masthead assets as part of the Transactions.

Annual amortization of intangible assets for the five years ending June 2021 to June 2025 is estimated to be $26,447,000, $23,578,000, $22,967,000, $21,888,000 and $17,397,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 9.2 years.

As of June 28, 2020, the weighted average amortization periods for amortizable intangible assets are 5.2 years for advertiser relationships, 4.7 years for customer relationships, 8.5 years for subscriber relationships. The weighted average amortization period in total for all amortizable intangible assets is 6.2 years.

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

On March 16, 2020 in connection with the closing of the Transactions, the Company completed a comprehensive refinancing of its debt (the “2020 Refinancing”). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC (“BH Finance”), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as “Credit Agreement” and “Term Loan”). The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431,502,000 in existing debt as well as to fund the acquisition of the BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this deal, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company’s outstanding debt at par, including:

•	To redeem the 9.5% senior secured notes (“Notes”) pursuant to an indenture dated as of March 31, 2014 (the “Indenture”); and

•	To repay the 12.0% second lien term loan pursuant to a Second Lien Term Loan Agreement dated as of March 31, 2014, as amended (the “2nd Lien Term Loan”).

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

Debt is summarized as follows:

	June 28,	September 29,	Interest
(Thousands of Dollars)	2020	2019	Rates (%)

Term Loan	576,000	—	9.0
Revolving Facility	—	—	—
Notes	—	363,420	9.5
2nd Lien Term Loan	—	80,207	12.0
	576,000	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	36,710	2,954
Total long-term debt	539,290	429,391

As part of our refinancing, we incurred approximately $417,000 in debt financing costs, which are reflected in Debt financing and administrative costs. On March 16, 2020, we recognized $9,583,000 in Debt financing and administrative costs related to previously unamortized debt issuance costs related to the extinguished debt.

Our weighted average cost of debt at June 28, 2020 is 9.0%.

For the 13-weeks ended June 28, 2020, excess cash flow totaled $36,710,000 and was used to pay debt in July 2020. This balance was recognized in Current maturities of long-term debt as of June 28, 2020. Future payments are contingent on the Company’s ability to generate future excess cash flow, as defined in the Credit Agreement.

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

Our liquidity, consisting of cash on the balance sheet, totals $56,710,000 at June 28, 2020. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, as defined below, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at June 28, 2020.

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

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (the “BH Lease”). The Lease was signed and commenced on March 16, 2020. The BH Media Lease requires the Company to pay annual rent of $8,000,000, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. In connection with the BH Lease, the Company recognized $56,226,000 and $56,226,000 in ROU assets and lease liabilities, respectively, as of March 16, 2020.

Total lease expense consists of the following:

	13 Weeks Ended	39 Weeks Ended
(Thousands of Dollars)	June 28, 2020	June 28, 2020
Operating lease costs	4,443	7,154
Variable lease costs	539	1,114
Short-term lease costs	146	465
Total Operating Lease Expense	5,128	8,733

Supplemental cash flow information related to our operating leases was as follows:

	13 Weeks Ended	39 Weeks Ended
(Thousands of Dollars)	June 28, 2020	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	4,498	7,764

As of June 28, 2020, maturities of lease liabilities were as follows:

(Thousands of Dollars)	June 28, 2020
2020 (three months remaining)	3,872
2021	13,850
2022	11,623
2023	10,853
2024	10,319
Thereafter	50,718
Total lease payments	101,235
Less: interest	(29,764)
Present value of lease liabilities	71,471

As of the year ended September 29, 2019, minimum lease payments during the five years ending September 2024 and thereafter were $3,403,000, $2,290,000, $2,238,000, $1,637,000, $1,367,000 and $4,991,000, respectively.

Our lease contracts are discounted using the incremental borrowing rate for the Company. We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company. This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term in a similar economic environment. This rate was reassessed as part of the Transactions and was utilized to re-measure the assumed lease liabilities as well as the BH Lease as of March 16, 2020. We will assess this rate annually to determine whether it needs to be updated. The weighted average revolving lease terms and discount rates for all of our operating leases were as follows.

June 28, 2020
Weighted average remaining lease term (years)	8.88
Weighted Average discount rate	8.26%

7	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have several noncontributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. With the exception of defined benefit plans acquired in the Transactions, effective in 2012, substantially all benefits are frozen. Our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

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

As part of the Transactions, the Company assumed several non-contributory defined benefit pension plans that together cover selected employees. Benefits under the plans are generally based on salary and years of service. The liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic corporate equity securities, government and corporate bonds, money markets and deposits with insurance companies. The amount of net pension obligations for those plans as of March 16, 2020, the initial measurement date, was $43,503,000. The total pension benefit recognized for the period between March 16, 2020 and June 28, 2020 was $642,000.

Additionally, as part of the Transactions, the Company assumed certain unfunded postemployment benefit plans which provide coverage to retirees for portions of premiums associated with medical, dental, life, and vision insurance benefits in eight collective bargaining units. The amount of premiums paid in five bargaining units are capped at specific dollar amounts per month. The amount of premiums paid in three bargaining units are uncapped. The plan groups consist of capped retirees, uncapped retirees, capped active employees, and uncapped active employees. New participants in the uncapped plans are eligible for Medicare supplemental medical insurance. The total postemployment benefit obligation recognized for these plans as of March 16, 2020, the initial measurement date, was $36,800,000. The total postemployment benefit cost recognized for the period between March 16, 2020 and June 28, 2020 was $590,000.

We use a fiscal year end measurement date for all of our pension and postretirement medical plan obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Service cost for benefits earned during the period	626	9	737	27
Interest cost on projected benefit obligation	2,462	1,641	5,113	4,923
Expected return on plan assets	(4,356)	(2,018)	(8,628)	(6,055)
Amortization of net loss	792	284	2,376	851
Amortization of prior service benefit	(2)	(25)	(6)	(75)
Pension benefit	(478)	(109)	(408)	(329)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Service cost for benefits earned during the period	232	—	268	—
Interest cost on projected benefit obligation	346	103	523	309
Expected return on plan assets	(265)	(270)	(795)	(811)
Amortization of net gain	(186)	(244)	(558)	(732)
Amortization of prior service benefit	(161)	(181)	(483)	(543)
Postretirement medical benefit	(34)	(592)	(1,045)	(1,777)

In the 39 weeks ended June 28, 2020 we did not contribute to our pension plans.

On March 27, 2020, Congress approved the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to address the economic impact associated with the COVID-19 virus. The CARES Act allows the Company to defer pension contributions until December 31, 2020. The Company does not expect to make pension contributions for the remainder of fiscal 2020.

8	ACQUISITIONS

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (“Purchase Agreement”).

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, assumed income and non-income based tax liabilities and goodwill. The valuation of property and equipment, intangibles, deferred income taxes, and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). As part of the Transactions, the Company also entered into the Credit Agreement and the BH Lease, as described above. The Company concluded that these agreements were not separate from the Transactions and evaluated these agreements for off-market terms and no such terms were identified. As such, the consideration for the acquisitions was limited to cash consideration, as shown below. The accounting for the Credit Agreement and the BH Lease are described in Notes 5 and 6.

The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Transactions.

(in Thousands)
Cash and cash equivalents	22,293
Current assets	52,559
Other assets	12,167
Property and equipment	42,952
Operating lease assets	7,445
Advertiser relationships	38,780
Subscriber relationships	36,060
Commercial print relationships	17,130
Mastheads	21,680
Goodwill	63,559
Total assets	314,625
Current liabilities assumed	(73,451)
Operating lease liabilities	(6,625)
Other liabilities assumed	(2,246)
Pension obligations	(43,503)
Postemployment benefit obligations	(36,800)
Total liabilities	(162,625)
Net assets	152,000
Less: acquired cash	(22,293)
Total consideration less acquired cash	129,707

We expect to finalize our determination of fair values and liabilities by the end of fiscal year 2020.

For the 13 weeks ended June 28, 2020, the revenue and net income included in the Consolidated Income Statement related to the acquirees was $91,173,000 and $2,831,000, respectively. For the 39 weeks ended June 28, 2020, the revenue and net income in the Consolidated Income Statement related to the acquirees was $105,820,000 and $3,395,000, respectively. Acquired net income includes interest expense, net of taxes, of $2,363,000 and $2,726,000 for the 13 and 39 weeks ended June 28, 2020, respectively, which is associated with the cost of financing the acquisitions.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on October 1, 2018, the first day of fiscal year 2019.

	Unaudited
	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars, Except Per Share Data)	2020	2019	2020	2019
Total revenues	182,528	242,475	630,027	742,593
Income (loss) attributable to Lee Enterprises, Incorporated	(1,275)	13,090	19,334	17,568
Earnings per share - diluted	(0.02)	0.23	0.34	0.31

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments. This pro forma information is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect the income statement effects of depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, acquisition-related costs, incremental interest expense related to the financing of the Transactions and 2020 Refinancing, the BH Lease entered into as part of the Transactions, the elimination of certain intercompany activity and the related tax effects of the adjustments.

The only material, nonrecurring adjustments made relate to the write-off of previously unamortized debt-issuance costs as of October 1, 2018 which resulted in the following after-tax changes to net income:

•	$0 increase to net income for the 13 weeks ended June 28, 2020.

•	$3,147,000 increase to net income for the 13 weeks ended June 28, 2019.

•	$8,900,000 increase to net income for the 39 weeks ended June 28, 2020.

•	$8,564,000 decrease to net income for the 39 weeks ended June 28, 2019.

9	INCOME TAXES

We recorded an income tax expense of $368,000 related to a loss before taxes of $359,000 for the 13 weeks ended June 28, 2020, and an income tax benefit of $92,000 related to a loss before taxes of $90,000 for the 39 weeks ended June 28, 2020. For the 13 weeks ended June 30, 2019, we recorded an income tax expense of $1,505,000 related to income before taxes of $7,677,000 and an income tax expense of $6,175,000 related to income of $20,739,000 for the 39 weeks ended June 30, 2019. The effective income tax rate for the 13 and 39 weeks ended June 28, 2020 was negative 102.5% and positive 102.2%, respectively. The effective income tax rate for the 13 and 39 weeks ended June 30, 2019 was 19.6% and 29.8%

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, mark-to-market adjustments to value the Warrants and certain adjustments made to reflect the impact of the Transactions.

The Company anticipates that it will realize benefits under the CARES Act related to payroll taxes, including deferrals of certain employer payroll tax payments in 2020 to the end of 2021 and 2022.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal tax examinations in progress. California is the only state with an income tax examination currently in progress. Our income tax returns have generally been audited or closed to audit through 2012. See Note 13 for a discussion of our tax audits.

At September 29, 2019, we had approximately $63,338,000 of state net operating loss benefits. The Company consumed its federal net operating losses in the year ended September 30, 2018.

10	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019	2020	2019

(Loss) Income attributable to Lee Enterprises, Incorporated:	(1,275)	5,766	(1,320)	13,449
Weighted average common shares	58,201	57,731	58,233	57,578
Less weighted average restricted Common Stock	(1,558)	(2,088)	(1,529)	(2,094)
Basic average common shares	56,643	55,643	56,704	55,484
Dilutive stock options and restricted Common Stock	—	1,227	—	1,038
Diluted average common shares	56,643	56,870	56,704	56,522
Earnings per common share:
Basic	(0.02)	0.10	(0.02)	0.24
Diluted	(0.02)	0.10	(0.02)	0.24

For the 13 and 39 weeks ended June 28, 2020, 8,134,965 and 7,372,002 shares, respectively, were not considered in the computation of diluted earnings per common share because the Company recorded net losses. For the 13 and 39 weeks ended June 30, 2019, 6,000,000 shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

11	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 28, 2020 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 29, 2019	809	1.82
Exercised	—	—
Cancelled	(18)	—
Outstanding, June 28, 2020	791	1.82	1.1	—
Exercisable, June 28, 2020	791	1.82	1.1	—

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 28, 2020:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 29, 2019	1,477	2.49
Vested	(605)	1.94
Granted	720	1.62
Cancelled	(37)	2.53
Outstanding, June 28, 2020	1,555	2.14

Total unrecognized compensation expense for unvested restricted Common Stock at  June 28, 2020 is $1,503,000, which will be recognized over a weighted average period of 1.5 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $6,068,000, including our 17% ownership of the non-voting common stock of TCT and a private equity investment, are carried at cost. As of June 28, 2020, based on the most recent data available, the approximate fair value of the private equity investment is $9,610,000 which is a level 3 fair value measurement. Fair value of the remaining investments approximates book value.

Our fixed rate debt consists of $576,000,000 principal amount of the Term Loan recorded at carrying value, which approximates fair value. This represents a level 3 fair value measurement.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at June 28, 2020 and  September 29, 2019 are $430,000 and $1,195,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 and 39 weeks ended June 28, 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2019 Annual Report on Form 10-K.

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

The subtotals of operating expenses representing cash costs and total operating revenue less cash costs can be found in tables included herein, under the caption “Continuing Operations”. Adjusted EBITDA is reconciled to net income, below, its closest comparable number under GAAP.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
(Thousands of Dollars)	2020	2019	2020	2019

Net income (loss)	(727)	6,172	2	14,564
Adjusted to exclude
Income tax expense (benefit)	368	1,505	(92)	6,175
Non-operating expenses, net	12,108	12,354	43,933	39,579
Equity in earnings of TNI and MNI	(842)	(1,451)	(3,773)	(5,298)
Loss (gain) on sale of assets and other, net	147	(195)	(5,153)	(212)
Depreciation and amortization	11,201	7,347	25,196	22,263
Restructuring costs and other	2,865	2,792	6,422	5,612
Stock compensation	228	321	799	1,209
Add:
Ownership share of TNI and MNI EBITDA (50%)	955	1,806	4,464	6,486
Adjusted EBITDA	26,303	30,651	71,798	90,378

IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Including the recently completed acquisition of BHMG and The Buffalo News, we operate 77 principally mid-sized local media operations.

We reach 72.5% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than60 million unique visitors, in the month of June 2020 with 485 million page views and 131 million visits.

•	Our printed newspapers, including the acquisitions, reach approximately 1.2 million households daily and approximately 1.5 million on Sunday, with estimated readership totaling three million. Digital only subscribers totaled approximately 222,000, with a 85.4% increase over the prior year at Legacy Lee.

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

We also operate TownNews, through our 82.5% owned subsidiary INN Partners, L.C. (“TownNews”). TownNews provides state-of-the-art web hosting, content management services and video management services to nearly 2,200 other media organizations including broadcast.

Purchase Agreement with Berkshire Hathaway

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (the “Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”), for a combined purchase price of $140,000,000 (collectively, the “Transactions”). The Transactions were financed pursuant to a credit agreement dated as of January 29, 2020 between the Company and BH Finance LLC, a Delaware limited liability company affiliated with Berkshire (the “Credit Agreement”). Our Consolidated Financial Statements show the combined results of the Company for the period of March 16, 2020 through and as of June 28, 2020.

BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. Between July 2, 2018 and March 16, 2020, the Company managed the BH Media Newspaper Business pursuant to a Management Agreement between BHMG and the Company dated June 26, 2018 (the “Management Agreement”).

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

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (the “BH Lease”). The BH Lease was signed and commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the BH Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the BH Lease.

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

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2020 to 2019 and will continue to affect period-over-period comparisons for future results:

Acquisitions and Divestitures

•	In March 2020, we completed the acquisition of BHMG and The Buffalo News for a purchase price of $140,000,000. The acquisition was funded by the Term Loan, as part of a broader comprehensive refinancing of all of our then outstanding debt, as well as cash on our balance sheet.

•	In the 13 weeks ended March 2020, we disposed of substantially all of the assets of certain of our smaller properties, including four daily newspapers and related print and digital publications, for an aggregate sales price of $3,950,000.

Impacts of COVID-19

With the outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, governments implemented a combination of shelter-in-place orders and other recommendations severely limiting or restricting economic activity in our local markets. Certain aspects of our operating results have experienced lower revenue and profitability over the last several years and these trends are expected to continue in the future; however, the pandemic and government restrictions caused significant and immediate declines in demand for certain our products and services, and ultimately in advertising revenue.

The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact, in the near term, on the Company’s business and operating results. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

In combination with our acquisition integration, ongoing business transformation and addressing the continued effects of COVID-19 on our operating results, we continued to implement measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity, and as a result expect to achieve $100 million in cost reductions from December 2019 through September 2021. These reductions will be achieved by centralizing certain business functions and systems and reducing duplicate cost structures across the combined organization. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company’s business and results of operations.

We have evaluated the current economic environment as of June 28, 2020 and have concluded that there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived or indefinite-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to reassess for useful life revision or impairment.

13 WEEKS ENDED June 28, 2020

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	June 28,	June 30,	Percent
(Thousands of Dollars, Except Per Share Data)	2020	2019	Change
Advertising and marketing services revenue	77,754	65,754	18.2
Subscription	88,517	46,620	89.9
Other	16,257	14,910	9.0
Total operating revenue	182,528	127,284	43.4
Operating expenses:
Compensation	72,396	45,373	59.6
Newsprint and ink	7,572	5,230	44.8
Other operating expenses	77,440	48,157	60.8
Cash costs	157,408	98,760	59.4
Total operating revenue less cash costs	25,120	28,524	(11.9)
Depreciation and amortization	11,201	7,347	52.5
Assets loss (gain) on sales, impairments and other, net	147	(195)	NM
Restructuring costs and other	2,865	2,792	2.6
Operating expenses	171,621	108,704	57.9
Equity in earnings of associated companies	842	1,451	(42.0)
Operating income	11,749	20,031	(41.3)
Non-operating income (expense):
Interest expense	(13,135)	(11,860)	10.8
Debt financing and administrative cost	—	(4,196)	NM
Other, net	1,027	3,702	(72.3)
Non-operating expenses, net	(12,108)	(12,354)	(2.0)
Income (loss) before income taxes	(359)	7,677	NM
Income tax expense	368	1,505	(75.5)
Net income (loss)	(727)	6,172	NM
Net income attributable to non-controlling interests	(548)	(406)	35.0
Income (loss) attributable to Lee Enterprises, Incorporated	(1,275)	5,766	NM
Other comprehensive income (loss), net of income taxes	317	(122)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(958)	5,644	NM
Earnings per common share:
Basic	(0.02)	0.10	NM
Diluted	(0.02)	0.10	NM

References to the “2020 Quarter” refer to the 13 weeks ended June 28, 2020. Similarly, references to the “2019 Quarter” refer to the 13 weeks ended June 30, 2019.

Operating Revenue

Total operating revenue was $182,528,000 in the 2020 Quarter, up $55,244,000, or 43.4%, which included $91,173,000 in revenue from the acquisitions.

Advertising and marketing services revenue totaled $77,754,000 in the 2020 Quarter, up 18.2% compared to the prior year. Print advertising revenues were $51,989,000 in the 2020 Quarter, up 29.0% compared to the prior year, with $29,536,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $25,765,000 in the 2020 Quarter, up 1.2% compared to the prior year, with $6,747,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 33.1% of the 2020 Quarter total advertising and marketing services revenue. Increases in the 2020 Quarter are attributed to acquired revenue, offset by the continued downward trend in print advertising demand, and the significant negative effects of COVID-19 in the 2020 Quarter.

Subscription revenue totaled $88,517,000 in the 2020 Quarter, up 89.9% compared to the 2019 Quarter. The increase is attributed to $48,205,000 of acquired subscription revenue and an increase in digital-only subscription revenue partially offset by lower print circulation units, consistent with industry trends and timing of price increases. As of June 28, 2020, we now have nearly 222,000 digital only subscribers.

The COVID-19 pandemic had a significant negative effect on single copy sales due to limited economic activity in our markets. Revenue from single copy sales were down 26.9% on a proforma basis.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $1,347,000, or 9.0%, in the 2020 Quarter compared to the 2019 Quarter.  Other revenue in the 2020 Quarter included $6,685,000 of acquired other revenue, primarily from commercial printing. Digital services revenue totaled $4,971,000 in the 2020 Quarter, a 2.3% decrease compared to the 2019 Quarter. On a pro-forma basis, digital services revenue increased 8.5%. On a stand-alone basis, revenue at TownNews totaled $6,339,000, an increase of 7.7%. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increased revenue. Commercial printing revenue totaled $5,446,000 in the 2020 Quarter, a 203.2% increase compared to the 2019 Quarter, due to $4,370,000 of acquired commercial printing revenue offset by declines in volume from our partners, consistent with general industry trends. Management Agreement revenue was $0 in the 2020 Quarter compared to $3,539,000 in the 2019 Quarter, due to the cessation of the agreement in conjunction with the transaction.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $42,423,000 in the 2020 Quarter, an increase of 15.0% over the 2019 Quarter, and represented 23.2% of our total operating revenue in the 2020 Quarter.

Equity in earnings of TNI and MNI decreased $609,000 in the 2020 Quarter.

Operating Expenses

Total operating expenses were $171,621,000, a 57.9% increase compared to the 2019 Quarter, which included $86,680,000 in operating expenses from acquisitions. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash costs were $157,408,000, a 59.4% increase compared to the 2019 Quarter, which included $79,284,000 of acquired Cash Costs.

Compensation expense increased $27,023,000 in the 2020 Quarter, or 59.6%, compared to the 2019 Quarter. This increase was attributable to $38,630,000 of acquired compensation expense, partially offset by a 22.4% reduction in FTEs on a same property basis and furlough or compensation reductions for all employees in the 2020 Quarter, totaling approximately $10,000,000.

Newsprint and ink costs increased $2,342,000 in the 2020 Quarter, or 44.8%, compared to the 2019 Quarter. The increase is attributable to acquired newsprint and ink expenses of $4,799,000 offset by declines in newsprint volumes and prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $29,283,000 in the 2020 Quarter, or 60.8%, compared to the 2019 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $35,855,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $2,865,000 and $2,792,000 in the 2020 Quarter and 2019 Quarter, respectively. Restructuring costs in 2020 and 2019 are predominately severance.

Depreciation expense increased $1,202,000, or 38.2%, and amortization expense increased $2,652,000, or 63.1%, in the 2020 Quarter.

Assets loss (gain) on sales, impairments and other, was a net loss of $147,000 in the 2020 Quarter compared to a net gain of $195,000 in the 2019 Quarter.

The factors noted above resulted in operating income of $11,749,000 in the 2020 Quarter compared to $20,031,000 in the 2019 Quarter.

Non-operating Income and Expense

Interest expense increased $1,275,000, or 10.8%, to $13,135,000 in the 2020 Quarter. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2020 Quarter and 10.0% at the end of the 2019 Quarter. The reduction of the weighted average cost of debt is due to the 2020 Refinancing.

We recognized no debt financing and administrative expense in the 2020 Quarter compared to $4,196,000 in the 2019 Quarter. The decrease in the 2020 Quarter is primarily driven by expensing previously unamortized financing costs which were expensed as incurred in the quarter ended March 29, 2020 as a result of the 2020 Refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $1,370,000 periodic pension and other postretirement benefits in the 2020 Quarter and $710,000 in the 2019 Quarter. We recorded non-operating expense of $271,000 in the 2020 Quarter and non-operating income of $3,062,000 in the 2019 Quarter, related to the changes in the value of the Warrants.

Income Tax Expense (Benefit)

We recorded an income tax expense of $368,000, or 102.5% of pretax loss in the 2020 Quarter. In the 2019 Quarter, we recognized an income tax expense of $1,505,000, or 19.6% of pretax loss.

Net Income and Earnings Per Share

Net loss was $727,000 and diluted loss per share was $0.02 for the 2020 Quarter compared to net income of $6,172,000 and diluted earnings per share of $0.10 for 2019 Quarter. The change reflects the various items discussed above.

39 weeks ended June 28, 2020

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	June 28,	June 30,	Percent
(Thousands of Dollars, Except Per Share Data)	2020	2019	Change
Advertising and marketing services revenue	204,426	204,651	(0.1)
Subscription	176,655	137,965	28.0
Other	45,157	43,573	3.6
Total operating revenue	426,238	386,189	10.4
Operating expenses:
Compensation	164,330	140,197	17.2
Newsprint and ink	16,629	17,394	(4.4)
Other operating expenses	178,744	145,915	22.5
Cash costs	359,703	303,506	18.5
Total operating revenue less cash costs	66,535	82,683	(19.5)
Depreciation and amortization	25,196	22,263	13.2
Assets loss (gain) on sales, impairments and other, net	(5,153)	(212)	NM
Restructuring costs and other	6,422	5,612	14.4
Operating expenses	386,168	331,169	16.6
Equity in earnings of associated companies	3,773	5,298	(28.8)
Operating income	43,843	60,318	(27.3)
Non-operating income (expense):
Interest expense	(35,377)	(36,256)	(2.4)
Debt financing and administrative cost	(11,865)	(6,053)	96.0
Other, net	3,309	2,730	21.2
Non-operating expenses, net	(43,933)	(39,579)	11.0
Income (loss) before income taxes	(90)	20,739	NM
Income tax expense	(92)	6,175	NM
Net income (loss)	2	14,564	(100.0)
Net income attributable to non-controlling interests	(1,322)	(1,115)	18.6
Income (loss) attributable to Lee Enterprises, Incorporated	(1,320)	13,449	NM
Other comprehensive income (loss), net of income taxes	950	(365)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	(370)	13,084	NM
Earnings per common share:
Basic	(0.02)	0.24	NM
Diluted	(0.02)	0.24	NM

References to the “2020 Period” refer to the 39 weeks ended June 28, 2020. Similarly, references to the “2019 Period” refer to the 39 weeks ended June 30, 2019.

Operating Revenue

Total operating revenue was $426,238,000 in the 2020 Period, up $40,049,000, or 10.4%, compared to the prior year, which included $105,820,000 in revenue from acquisitions.

Advertising and marketing services revenue totaled $204,426,000 in the 2020 Period, down 0.1% compared to the prior year. Print advertising revenues were $128,024,000 in the 2020 Period, down 1.2% compared to the prior year, with $34,923,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $76,402,000 in the 2020 Period, up 1.9% compared to the prior year, with $8,136,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 37.4% of the 2020 Period total advertising and marketing services revenue. Increases are attributed to acquired revenue offset by reduced demand for print advertising, consistent with general industry trends adversely affecting the publishing industry, negative impacts from the COVID-19 pandemic and incremental advertising revenue in the 2019 Period from certain political campaigns.

Subscription revenue totaled $176,655,000 in the 2020 Period, up 28.0% compared to the 2019 period. The increase is attributable to acquired subscription revenue of $54,769,000 and an increase in digital only subscribers, offset by lower paid print circulation units, consistent with industry trends and timing of price increases. As of June 28, 2020, we now have nearly 222,000 digital-only subscribers.

Other revenue, which primarily consists of digital services revenue from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $45,157,000, a 3.6% increase compared to the 2019 Period. Other revenue in the 2020 Period includes $7,992,000 of acquired other revenue, primarily from commercial printing.

Digital services revenue totaled $15,400,000 in the 2020 Period, a 6.2% increase compared to the 2019 Period. On a stand-alone basis, revenue at TownNews totaled $18,669,000, an increase of 12.0%, and totaled $24,628,000 over the last twelve months. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increased revenue.

Commercial printing revenue totaled $9,437,000 in the 2020 Period, a 51.9% increase compared to the 2019 Period, due to acquired revenues.

Management Agreement revenue totaled $5,814,000 in the 2020 Period compared to $9,989,000 in the 2019 Period. The decrease was attributable to the termination of the Management Agreement on March 16, 2020 in connection with the Transactions.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $116,332,000 in the 2020 Period, an increase of 7.3% over the 2019 Period. Total digital revenue represented 27.3% of our total operating revenue in the 2020 Period.

Equity in earnings of TNI and MNI decreased $1,525,000 in the 2020 Period.

Operating Expenses

Total operating expenses were $386,168,000, a 16.6% increase compared to the 2019 Period, which included $98,291,000 in operating expenses from acquisitions. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash Costs were $359,703,000, a 18.5% increase compared to the 2019 Period, which included $92,044,000 of acquired Cash Costs.

Compensation expense increased $24,133,000 in the 2020 Period, or 17.2%, compared to the 2019 Period. The increase was attributable to a 16.1% reduction in FTEs on a same property basis, partially offset by $45,208,000 of acquired compensation expense.

Newsprint and ink costs decreased $765,000 in the 2020 Period, or 4.4%, compared to the 2019 Period. The decrease is attributable to declines in newsprint volumes and prices, offset by $5,625,000 of acquired newsprint and ink expenses. See Item 3, “Commodities” included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $32,829,000 in the 2020 Period, or 22.5%, compared to the 2019 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $41,212,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $6,422,000 and $5,612,000 in the 2020 Period and 2019 Period, respectively. Restructuring costs in 2020 and 2019 are predominately severance.

Depreciation increased $49,000, or 0.5%, and amortization increased $2,884,000, or 22.6%, in the 2020 Period. Assets loss (gain) on sales, impairments and other, was a net gain of $5,153,000 in the 2020 Period compared to a net gain of $212,000 in the 2019 Period. The net gain in the 2020 was related to the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $43,843,000 in the 2020 Period compared to $60,318,000 in the 2019 Period.

Non-operating Income and Expense

Interest expense decreased $879,000, or 2.4%, to $35,377,000 in the 2020 Period. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2020 Period and 10.0% at the end of the 2019 Period. The reduction of the weighted average cost of debt is due to the 2020 Refinancing.

We recognized $11,865,000 of debt financing and administrative costs in the 2020 Period compared to $6,053,000 in the 2019 Period. The increase in the 2020 Period is primarily driven by expensing previously unamortized financing costs of $9,583,000 and $470,000 of expenses incurred as a result of the 2020 Refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $2,458,000 of periodic pension and other postretirement benefits in the 2020 Period and $2,133,000 in the 2019 Period. We recorded non-operating income of $765,000 in 2020 Period and $389,000 in the 2019 Period, related to the changes in the value of the Warrants.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $92,000, or 102.2% of pretax loss of $90,000 in the 2020 Period. In the 2019 Period we recognized an income tax expense of $6,175,000, or 29.8% of pretax income.

The Company expects to realize a tax benefit attributable to the CARES Act. The CARES Act permits the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. The Company intends to use this deferral, and is anticipating additional guidance from the Treasury and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation.

Net Income and Earnings Per Share

Net income was $2,000 and diluted loss per share was $0.02 for the 2020 Period compared to net income of $14,564,000 and earnings per diluted common share of $0.24 for 2019 Period. The change reflects the various items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities was $38,010,000 in the 2020 Period compared to $43,786,000 in the 2019 Period. Net income for the 2020 Period totaled $2,000 compared to $14,564,000 in the 2019 Period. The decrease in cash provided by operating activities in the 2020 Period is mainly attributed to the impacts of COVID-19 on our operating results and year-over-year changes in working capital, offset by cash provided by acquisitions.

Investing Activities

Cash required for investing activities totaled $121,137,000 in the 2020 Period compared to $7,911,000 in the 2019 Period. We spent $130,985,000 on acquisitions, net of cash, in the 2020 Period, primarily related to the acquisition of BHMG and the Buffalo News. Capital spending totaled $7,297,000 in the 2020 Period compared to $3,753,000 in the 2019 Period. Cash proceeds from asset sales, mainly real estate, totaled $17,649,000 in the 2020 Period compared to $1,477,000 in the 2019 Period.

Financing Activities

Cash provided by financing activities totaled $131,192,000 in the 2020 period compared to cash required for financing activities of $27,739,000 in the 2019 Period. Proceeds from the 2020 Refinancing totaled $576,000,000 in the 2020 Period. Debt reduction accounted for the majority of the remaining usage of funds in both the 2020 Period and the 2019 Period.

Term Loan

In March 2020, in connection with the Transactions, the Company completed a comprehensive refinancing of its debt, which consists of a 25-year term loan with BH Finance in an aggregate principal amount of $576,000,000. The Term Loan, which matures March 16, 2045, bears interest at an annual rate of 9.0%.

Debt is summarized as follows:

	June 28,	September 29,	Interest
(Thousands of Dollars)	2020	2019	Rates (%)

Term Loan	576,000	—	9.0
Revolving Facility	—	—	—
Notes	—	363,420	9.5
2nd Lien Term Loan	—	80,207	12.0
	576,000	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	36,710	2,954
Total long-term debt	539,290	429,391

Excluding payments required from the Company’s future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Excess cash flow for the 13 weeks ended June 28, 2020 totaled $36,710,000, which was used to repay debt in July 2020.

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

In connection with the Term Loan, the Company incurred $470,000 of fees and expenses that were expensed in the 39 weeks ended June 28, 2020.

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

The CARES Act allows the Company to defer required pension contributions until December 31, 2020. The Company does not expect to make pension contributions for the remainder of fiscal year 2020.

Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined. Among other provisions, the CARES Act allows the Company to defer payments of the employer’s share of social security taxes which shall be paid between December 31, 2021 and December 31, 2022. The CARES Act also provides for an Employee Retention Credit of up to $5,000 per eligible employee which can be applied to the employer’s share of payroll taxes. The Company has elected to defer the employer’s share of social security tax payments and is currently determining the applicability of the Employee Retention Credit.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. At June 28, 2020, we had no floating debt outstanding. We have no interest rate hedging in place.

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

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $520,000 annualized based on anticipated consumption in 2020, excluding consumption of TNI and MNI and the impact of LIFO accounting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses have not been considered in our assessment over internal control over financial reporting. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Attached
32.1	Section 1350 Certification of Chief Executive Officer	Attached
32.2	Section 1350 Certification of Chief Financial Officer	Attached
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Attached
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Attached
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Attached
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Attached
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Attached
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Attached
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 7, 2020
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)