Form 10-K
period 2020-09-27
LEE ENTERPRISES, Inc
filed 2020-12-11
CIK 58361

Table of Contents

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 27, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2020, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $52,359,374 based on the closing sale price as reported on the New York Stock Exchange. As of November 30, 2020, 58,353,084 shares of Common Stock $0.01 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2021 are incorporated by reference in Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant's Definitive Proxy Statement shall not be deemed to be a part of this report.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2020", "2019", "2018" and the like refer to the fiscal years ended the last Sunday in September.

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated ("Company", "we" or "our") is a trusted local news provider and an innovative, digitally focused marketing solutions company operating in 77 mid-sized markets across 26 states.

On March 16, 2020, we completed the acquisition of BH Media Group, Inc. (BH Media) and The Buffalo News, Inc. (Buffalo News), adding 31 local media operations and nearly doubling our audience size and total operating revenue.

Our products include high quality, trusted local daily, weekly and monthly newspapers and niche publications. All of our products offer print and digital editions, and our content and advertising is available in real time through our websites and mobile apps. Our local media operations range from large daily newspapers and the associated digital products, such as the St. Louis Post-Dispatch and The Buffalo News, to non-daily newspapers with news websites and digital platforms serving smaller communities.

Our services include a full service digital marketing agency in Amplified Digital Agency ("Amplified") as well as one of the largest web-hosting and content management services providers in North America through our majority-owned subsidiary, TownNews.

As the leading provider of local news, information and a major source of advertising in our markets we aim to grow our business through three main categories: subscriptions to our print and digital editions, advertising and marketing services to local retail accounts, and digital services to a diverse set of customers.

•	We are committed to a business strategy that drives audience growth and engagement by delivering valuable, intensely local, original news and information to consumers.

•

Local, controllable retail accounts - those in which our local sales teams have direct contact with the advertising decision makers - are the core of our business. 47% of our advertising revenue is from local retail accounts, and trends in this category have historically been better than our total advertising trends.

•

TownNews represents a powerful opportunity for us to drive additional digital revenue by providing state-of-the-art web hosting and content management services. More than 2,000 customers rely on TownNews for their web, over-the-top display ("OTT"), mobile, video and social media products. Revenue at TownNews on a stand-alone basis grew at compound annual growth rate ("CAGR") of 10.8% over the last nine years.

Our local media operations generate revenue primarily through print and digital advertising and marketing services, subscriptions to our publications and digital services, primarily through TownNews. Our operations also provide commercial printing and distribution of third party publications.

Advertising and Marketing Services - In 2020, advertising and marketing services of $289.7 million comprised 47% of total operating revenue, down from 52% in the prior year.

Local retail advertising is revenue earned from top local accounts and small to medium businesses (SMBs) in our markets and takes the form of display advertising in daily and non-daily publications, preprinted advertising inserted in the publication, and display advertising delivered on our owned and operated websites.

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

Marketing services represents a complete suite of services including web development, social media management, PPC, targeting and videos, events, contests and digital promotions offered in our local markets through Amplified.

Our sales force uses a multi-platform sales approach that maximizes audience reach for our advertisers by tailoring advertising and marketing services packages based on the size and scale of the advertiser. Through Amplified we create sophisticated digital campaigns on our owned and operated sites and on third party inventory that give advertisers the ability to target their message. We partner with Google to provide key metrics and analytics to measure campaign effectiveness.

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

Subscription Revenue - In 2020, subscription revenue of $265.9 million comprised 43% of our total operating revenue, up from 37% in the prior year. Subscription revenue is earned primarily from our full access subscription model, whereby subscribers receive complete access to our content in all platforms, including print and digital, and from digital-only subscriptions. We also generate revenue from the sale of single copy editions.

We reach 72.5% of all adults in our larger markets through a combination of our print and digital content offerings.

•	Our printed newspapers, including acquisitions, reach almost 1.2 million households daily and more than 1.5 million on Sunday, and more than 265,000 users access our digital e-edition.

•	Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 43 million unique visitors, at year end, with 286 million page views.

•	As of September 27, 2020, we have 244,000 digital-only subscribers, a 63.1% increase over 2019.

Digital Services Revenue – In 2020, digital services revenue of $20,432,000 comprised 3.3% of our total operating revenue, down from 4% in the prior year. Almost all of our digital services revenue is from TownNews. TownNews, operated through our 82.5% owned subsidiary INN Partners, L.C., is a leading provider of integrated digital publishing and content management solutions, and offers a state-of-the-art platform for creating, distributing and monetizing multimedia content.

•

TownNews is the engine that powers our digital products. In addition to us, TownNews services nearly 2,000 daily customers, including legacy media publications, universities, television stations and niche publications.

•	Including revenue generated from our markets, total revenue at TownNews grew almost 10.7% in 2020 and totaled $25.0 million.

•

With strong product offerings, investments in video and streaming technology and a diversifying customer base into broadcast, TownNews is positioned to continue to be a key component to our growth strategy.

Other Revenue - Other revenue, excluding digital services revenue, is comprised mainly of commercial printing and delivery of third party products and until March 16, 2020 revenue from our Management Agreement with BH Media. In 2020, other revenue excluding digital service of $20,432,000, comprised 6.8% of our total operating revenue, down from 11.2% in the prior year.

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

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950, and listed on the New York Stock Exchange ("NYSE") in 1978.

We are in compliance with our debt covenants as of September 27, 2020. The information included herein should be evaluated in that context. See Item 1A, “Risk Factors”, and Notes 5 and 6 of the Notes to Consolidated Financial Statements, included herein, for additional information.

STRATEGIC INITIATIVES

We are a trusted, local, news provider and an innovative, digitally focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts and SMBs, and digital services to local content curators. To align with the core strength of our company, our post-pandemic operating strategy is locally focused around three pillars.

To align with customer expectations, we will transform the way we present local news and information and provide perspective, both in digital and print. We seek to maintain our position as the leading provider of news and information by providing best-in-class digital experiences to improve consumer engagement and grow our audiences. We aim to achieve this by delivering relevant, useful, and engaging content to the consumer using a multi-media approach with a heavy emphases on video and audio.

Multimedia consumption across the United State is growing. According to eMarketer, the number of podcast listeners is expected to increase by 21% over the next two years, and the time adults spend consuming digital media is expected to grow and remain over two hours a day the next two years. We look to create new content and video channels by growing our multimedia capabilities leveraging the high quality, trusted, engaging content we produce locally in order to tap into these growing market segments.

We believe that our proprietary local content displayed in best-in-class multimedia platforms combined with new and engaging content and video channels will grow our audiences and our audience monetization capabilities.

We will transform our print-centric audience model to a robust digital subscription model. We reach 72.5% of all adults in our larger markets through a combination of our print and digital product offerings, and all categories consume both our print and digital content. Subscribers to our printed editions have been declining while our digital audiences have been growing at an accelerated pace. In 2020, we reached 43 million unique visitors across all of our digital platforms, with 286 million page views, an increase of 16.7 million and 6.2%, respectively. Our digital audiences are comprised of full access subscribers, digital-only subscribers and non-subscribers who access our sites subject to our paywalls. More than 60% of our full access subscribers have activated their digital access and digital-only subscribers increased 63.1% in 2020, reaching 244,000 digital-only subscribers.

According to the Alliance for Audited Media, from 2021 - 2025 digital-only subscription models are expected to grow 35.5% on a compound annual growth rate. Our acquisition and retention tactics are focused on growing our digital subscription base.

In 2021, we expect to use data and analytics combined with metering technology to drive our acquisition and retention tactics. This allows us to maximize meter stop rates and paid subscription conversion rates in order to driver consumers down the conversion funnel. Our primary acquisition tactics include sophisticated data-mining techniques leveraging both online and offline consumer behaviors to target full access and digital-only subscription offers. These targeted offers are presented to consumers via integrated marketing campaigns including email, on-site messaging, direct mail, social media and other sales channels designed to maximize exposure and increase response rate.

Using these techniques, we expect digital-only subscribers to continue to grow substantially, reaching more than 500,000 digital-only subscribers by 2025.

We will diversify and transform the services and products we offer advertisers, especially for top local accounts and SMB's. Local, controllable retail accounts - those in which our local sales team have direct contact with the advertising decision makers - are the core of our business. This revenue category represents 47% of advertising and marketing services revenue and is comprised of top local accounts and SMBs. Our historical financial results for this revenue category are better than our overall results. We believe we can improve financial performance in this revenue category as we have unmatched audience reach in our local markets through our print and digital product offerings.

•	Our local sales forces are larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets.

•	We have strong relationships with businesses in our markets and offer a wide array of products to deliver our advertisers' message.

•	Our sales executives pitch the power of our audiences directly to local decision makers.

We have a world-class sales force, managed and supported centrally to ensure the highest digital talent is recruited, developed and retained to meet our clients' needs. Amplified is the backbone of our sales force and supports our local operators by providing lead generation developing highly sophisticated proposals and provides all of the essential digital marketing services including web development, social media management, email marketing, fulfillment and search that most sophisticated advertisers are looking for. Amplified also provides our advertisers with the best data and metrics in order for them to maximize their advertising ROI. Amplified is a powerful organization that will help us improve our advertising revenue trends in 2021 and beyond.

TownNews represents a powerful opportunity for us to drive additional digital revenue. In 2020, revenue at TownNews totaled more than $25,000,000 and since 2011 the compounded annual growth rate of TownNews revenue has been 10.8%. Through continuous investment in product development and gaining essential technology, like world-class video and streaming technology, TownNews is the leading CMS provider in the publishing CMS segment and is growing its market share in the broadcast CMS segment. In 2021, we believe we can grow revenue at TownNews through modest market share gains in our core markets and also through improving the product mix increasing our average revenue per customer. Additionally in 2021, we will explore market segments adjacent to our core in order to diversify our customer base and accelerate both revenue and profitability growth.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)		2020 Monthly Average ('000s) (6)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	93,341	340,613	5,964	54,563
Buffalo News	buffalonews.com	Buffalo, NY	184,862	221,944	2,210	10,154
Arizona Daily Star (4)	azstarnet.com	Tucson, AZ	45,834	87,926	1,977	18,593
Omaha World Herald	omaha.com	Omaha, NE	77,025	87,641	2,824	25,283
Richmond Times-Dispatch	richmond.com	Richmond, VA	64,934	73,942	2,968	18,510
Capital Newspapers (3)
Wisconsin State Journal	madison.com	Madison, WI	52,148	59,467	2,668	17,370
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	3,749		154	803
Portage Daily Register	wiscnews.com/pdr	Portage, WI	2,064		54	280
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,983		48	252
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	40,230	52,777	2,114	28,612
Tulsa World	tulsaworld.com	Tulsa, OK	37,820	45,123	2,668	19,214
Quad Cities Group
Quad-City Times	qctimes.com	Davenport, IA	17,447	27,415	870	7,242
Dispatch-Argus	qconline.com	Moline, IL	52,500	16,945	440	4,005
Muscatine Journal	muscatinejournal.com	Muscatine, IA	1,998		93	691
Lincoln Group
Lincoln Journal Star	journalstar.com	Lincoln, NE	37,807	42,419	2,229	19,708
Columbus Telegram (5)	columbustelegram.com	Columbus, NE	3,772		97	657
Fremont Tribune (5)	fremonttribune.com	Fremont, NE	2,998		91	547
Beatrice Daily Sun (5)	beatricedailysun.com	Beatrice, NE	2,360		50	309
Central Illinois Newspaper Group
The Pantagraph	pantagraph.com	Bloomington, IL	17,365	19,962	510	10,169
Herald & Review	herald-review.com	Decatur, IL	11,440	16,493	635	5,778
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	5,719		215	1,895
Roanoke Times	roanoke.com	Roanoke, VA	29,484	31,638	1,219	7,670
Racine/Kenosha Group
Kenosha News	kenoshanews.com	Kenosha, WI	13,816	15,567	742	3,975
The Journal Times	journaltimes.com	Racine, WI	13,713	14,926	689	7,779
Winston Salem Journal	journalnow.com	Winston-Salem, NC	25,994	29,305	623	4,182
The Press of Atlantic City	pressofatlanticcity.com	Atlantic City, NJ	24,253	27,979	1,412	12,192
Greensboro News-Record	greensboro.com	Greensboro, NC	22,802	27,857	1,129	5,918
NC Community Group
Statesville Record & Landmark	statesville.com	Statesville, NC	5,016	12,040	338	2,468
Hickory Daily Record	hickoryrecord.com	Hickory, NC	7,669	8,981	517	3,773
The News Herald	morganton.com	Morganton, NC	4,084	4,387	276	2,009
The McDowell News	mcdowellnews.com	Marion, NC	2,288	2,436	154	1,126

			Average Units (1)		2020 Monthly Average ('000s) (6)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

Lynchburg Group
Lynchburg News & Advance	newsadvance.com	Lynchburg, VA	11,766	13,723	530	3,683
Danville Register & Bee	godanriver.com	Danville, VA	5,513	6,753	249	1,725
Martinsville Bulletin	martinsvillebulletin.com	Martinsville, VA	6,295	7,036	284	1,970
Fredericksburg Group
Freelance-Star	fredericksburg.com	Fredericksburg, VA	18,458	21,076	879	6,738
Culpeper Star-Exponent	starexponent.com	Culpeper, VA	2,730	2,788	130	997
Casper Star-Tribune	trib.com	Casper, WY	22,678	23,495	621	4,015
Billings Gazette (5)	billingsgazette.com	Billings, MT	22,557	22,689	1,407	11,575
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	20,788	22,127	612	6,147
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	17,215	21,218	668	6,225
Alabama Group
Dothan Eagle	dothaneagle.com	Dothan, AL	11,623	12,399	486	3,109
Opelika Auburn News	oanow.com	Opelika, AL	6,794	6,909	284	1,818
River Valley Newspaper Group
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	13,378	15,661	590	6,904
Winona Daily News	winonadailynews.com	Winona, MN	3,173	3,280	194	1,544
The Chippewa Herald (5)	chippewa.com	Chippewa Falls, WI	1,409		164	915
Helena/Butte Group
Independent Record (5)	helenair.com	Helena, MT	9,009	10,448	475	4,486
Montana Standard (5)	mtstandard.com	Butte, MT	7,568	8,320	316	3,050
Missoula Group
Missoulian (5)	missoulian.com	Missoula, MT	13,858	15,749	746	5,890
Ravalli Republic (5)	ravallinews.com	Hamilton, MT	1,955	1,414	64	303
Waco Tribune-Herald	wacotrib.com	Waco, TX	13,868	16,292	659	4,248
The Post-Star	poststar.com	Glens Falls, NY	14,317	16,027	719	6,566
Sioux City Journal (5)	siouxcityjournal.com	Sioux City, IA	23,328	15,544	612	4,363
Rapid City Journal (5)	rapidcityjournal.com	Rapid City, SD	13,649		839	5,976
Charlottesville Group
Charlottesville Daily Progress	dailyprogress.com	Charlottesville, VA	11,414	12,574	549	3,000
The News Virginian	newsvirginian.com	Waynesboro, VA	2,765	2,834	133	727
Mid-Valley News Group
Albany Democrat-Herald	democratherald.com	Albany, OR	7,760	7,647	301	2,234
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	7,250	6,994	315	2,339
Bristol Herald Courier	heraldcourier.com	Bristol,VA	11,618	12,506	527	2,702

			Average Units (1)		2020 Monthly Average ('000s) (6)
Newspaper	Primary Website	Location	Daily (2)	Sunday	Unique Visitors	Page Views

The Southern Illinoisan	thesouthern.com	Carbondale, IL	7,932	11,449	467	2,560
Grand Island Independent	theindependent.com	Grand Island, NE	10,943	11,145	346	2,863
Florence Morning News	scnow.com	Florence, SC	9,581	11,165	385	2,846
The Daily News (5)	tdn.com	Longview, WA	13,196	10,084	305	2,187
Magic Valley Group
The Times-News	magicvalley.com	Twin Falls, ID	10,522	9,846	524	3,923
Elko Daily Free Press (5)	elkodaily.com	Elko, NV	3,270		138	1,342
Bryan-College Station Eagle	theeagle.com	Bryan, TX	9,068	9,378	534	2,798
The Citizen (5)	auburnpub.com	Auburn, NY	5,750	9,292	398	3,350
Napa Valley Register	napavalleyregister.com	Napa, CA	8,724	8,500	630	4,315
Globe Gazette	globegazette.com	Mason City, IA	7,419	8,350	353	3,542
Arizona Daily Sun (5)	azdailysun.com	Flagstaff, AZ	6,907	6,910	352	1,829
Scottsbluff Star-Herald	starherald.com	Scottsbluff, NE	6,302	6,362	247	1,484
Kearney Hub	kearneyhub.com	Kearney, NE	5,628	5,761	305	2,175
The Daily Nonpareil	nonpareilonline.com	Council Bluffs, IA	5,344	5,573	276	1,558
The Times and Democrat (5)	thetandd.com	Orangeburg, SC	6,513	5,570	412	2,632
North Platte Telegraph	nptelegraph.com	North Platte, NE	4,823	4,804	157	832
The Sentinel (5)	cumberlink.com	Carlisle, PA	6,258		366	2,227
Daily Journal (5)	dailyjournalonline.com	Park Hills, MO	2,928		244	1,761
York News-Times (5)	yorknewstimes.com	York, NE	2,298		68	276

			1,343,657	1,694,475	56,140	447,505

(1)	Source: AAM: March 2020 Quarterly Executive Summary Data Report, unless otherwise noted. More recent data is not available.
(2)	Not all newspapers are published Monday through Saturday.
(3)	Owned by MNI.
(4)	Owned by Star Publishing and published through TNI.
(5)	Source: Company statistics.
(6)	Excludes Agri-Media sites

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

EXECUTIVE TEAM

The following table lists our current executive team members:

		Service	Named
		With The	To Current
Name	Age	Company	Position	Current Position

Kevin D. Mowbray	58	September 1986	February 2016	President and Chief Executive Officer
Joseph J. Battistoni	37	March 2014	November 2019	Vice President - Local Advertising
Nathan E. Bekke	51	January 1992	February 2015	Vice President - Consumer Sales and Marketing and OVP
Ray G. Farris	64	October 2006	December 2018	Vice President - Advertising and OVP
Suzanna M. Frank	50	December 2003	March 2008	Vice President - Audience
Astrid J. Garcia	70	December 2006	December 2013	Vice President - Human Resources and Legal
James A. Green	54	March 2013	March 2013	Vice President - Digital
John M. Humenik	57	December 1998	February 2015	Vice President - News
Timothy R. Millage	39	March 2010	August 2018	Vice President - Chief Financial Officer and Treasurer
Douglas L. Ranes	70	February 2005	November 2019	Vice President - Production Operations
Michele Fennelly White	58	June 1994	June 2011	Vice President - Information Technology and Chief Information Officer

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

Messrs. Mowbray, Bekke, Farris, Garcia, and Millage have been designated by the Board of Directors as executive officers for US Securities and Exchange Commission ("SEC") reporting purposes.

EMPLOYEES

At September 27, 2020, we had approximately 5,613 employees, including approximately 1,089 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2020 totaled approximately 5,224. We consider our relationships with our employees to be good.

Bargaining units represent 254, or 69%, of the total employees of The St. Louis Post-Dispatch, which has six contracts with bargaining units with expiration dates from February 2021 through March 2022.

Bargaining units represent 389, or 75%, of the total employees of the Buffalo News, which has twelve contracts with bargaining units with expiration dates from December 2020 through June 2022.

Bargaining units represent 132, or 49%, of the total employees of the Omaha World-Herald, which had four contracts with bargaining units with expiration dates January 2021 through May 2022 and one in negotiation.

Approximately 173 employees in eight additional locations are represented by collective bargaining units.

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

ITEM 1A. RISK FACTORS

The risks described below could materially and adversely affect our business, financial condition and results of operations. We could also be affected by additional risks that apply to all companies operating in the U.S., as well as other risks that are not presently known to us or that we currently consider to be immaterial. These Risk Factors should be carefully reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Financial Statements and Supplementary Data in Item 8 of this Report. For ease of review, the risk factors generally have been grouped into categories, but many of the risks described in a given category relate to multiple categories.

Risks Related to General Economic Factors

The Company has incurred a material drop in advertising revenues as COVID-19 continues.

Certain aspects of our operating results have experienced lower revenue and profitability over the last several years and these trends are expected to continue in the future. However, the COVID-19 pandemic and government restrictions caused significant and immediate declines in demand for certain of our products and services, and ultimately in advertising revenue.

Our advertising revenues may decline due to weakness in the brick and mortar retail sector.

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic strength, both in the markets in which we operate and nationally. Also, the decline in the financial or economic conditions of our advertisers could alter discretionary spending by advertisers. Certain segments of the economy have been challenged in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate or cease operations.

Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.

Our advertising and marketing services revenues and subscription revenues depend upon a number of factors, including, among others, the size and demographic characteristics of the local population and the local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. In the case of an economic downturn in a market, our publications, revenues, and profitability in that market could be adversely affected. Our advertising and marketing services revenues could also be affected by negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate, and automotive.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future economic conditions are inherently uncertain. It is difficult to estimate the level of growth or contraction for the economy as a whole, and even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets our publications serve. Adverse changes may occur as a result of weak global economic conditions, declining oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising and marketing services customers. We recorded write-offs of accounts receivable relating to recent bankruptcies of national retailers, including Sears, among others. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

The value of our intangible assets may become impaired, depending upon future operating results.

At September 27, 2020 the carrying value of our goodwill was $328,445,000, the carrying value of mastheads was $40,459,000, and the carrying value of our amortizable intangible assets was $142,147,000. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.

We performed assessments for possible impairment of the carrying value of goodwill and indefinite-lived intangibles in connection with the BH Media acquisition and as of September 27, 2020. Management assumptions used to calculate fair value of the reporting units involves forward looking financial information and subjectivity. Changes in key assumptions impacting the analyses could have resulted in the recognition of additional impairment. For further information on goodwill and intangible assets, see Note 5 — Goodwill and other intangible assets

A decrease in our Common Stock price may limit the ability to trade our Common Stock or for the Company to raise equity capital.

Our Common Stock currently trades on the New York Stock Exchange (“NYSE”), and the continued listing of our Common Stock on the NYSE is subject to our compliance with a number of listing standards, including minimum share price requirements. If we fall out of compliance with NYSE’s listing standards and fail to regain compliance within the applicable cure periods, our Common Stock may be delisted from the NYSE. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our Common Stock because of the resulting decreased price, liquidity and trading of our Common Stock.

Risk Related to Competition from Digital Media

Our operating revenue may be materially adversely affected if we do not successfully respond to the shift in newspaper readership and advertising expenditures away from traditional print media and towards digital media. Significant capital investments may be needed to respond to this shift.

Currently, our primary source of revenue is from advertising and marketing services, which accounts for 47% of our revenue. Subscription revenue accounts for 43% of our revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations consuming news through digital media. Also, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.

The future revenue performance of our digital business depends to a significant degree upon the growth development and management of our subscriber and advertising audiences. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:

•	Continue to increase digital audiences;
•	Attract advertisers to our digital platforms;
•	Tailor our products to efficiently and effectively deliver content and advertising on mobile devices;
•	Maintain or increase the advertising rates on our digital platforms;
•	Exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services;
•	Invest funds and resources in digital opportunities;
•	Partner with, or use services from, providers that can assist us in effectively growing our digital business; and
•	Create digital content and platforms that attract and engage audiences in our markets.

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

See “Audiences” in Item 1, included herein, for additional information on about our print and digital audiences.

Risks Related to our Acquisitions of BH Media and Buffalo News

On March 16, 2020, the Company completed the purchase of certain assets and the assumption of certain liabilities of the newspaper and related community publications business of BH Media and the purchase of all of the issued and outstanding capital stock of Buffalo News (collectively, the “Transactions”).  Under the terms of the Asset and Stock Purchase Agreement, dated January 29, 2020, with Berkshire Hathaway, Inc. (“Berkshire”), and BH Media (the “Purchase Agreement”), the aggregate purchase price for the Transactions was $140 million, which excluded $12 million in cash at closing of the Transactions.  BH Finance, LLC (“BH Finance”), an affiliate of Berkshire, financed the Purchase Agreement through the Credit Agreement, dated January 29, 2020 (the “Credit Agreement”).

The Company borrowed $576 million from BH Finance under the Credit Agreement in order to finance the Transactions and refinance its outstanding indebtedness.

We may not achieve the intended benefits of the BH Media acquisition.

We completed the BH Media acquisition in March 2020, and there can be no assurance that we will be able to realize the expected benefits of the transaction.

There are many challenges associated with integrating a material acquisition, such as our acquisition of BH Media and Buffalo News, including the integration of executive and other employee teams with historically different cultures and priorities; the coordination of personnel located across multiple geographic locations; retaining key management and other employees; consolidating corporate and administrative infrastructures and eliminating duplicative operations; the diversion of management’s attention from ongoing business concerns; retaining existing business and operational relationships, including customers, suppliers and other counterparties, and attracting new business and operational relationships; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses associated with the acquisition. These and other challenges could result in unanticipated operational challenges and the failure to realize anticipated synergies in the expected timeframe or at all.

If we fail to realize anticipated synergies in the amount and within the timeframe expected, our actual financial condition and results of operations may differ materially from the illustrative financial information disclosed in connection with the acquisition, which was based on various assumptions and estimates that may prove to be incorrect. Such illustrative financial information did not constitute management’s projections of future financial performance or results of operations; however, any material variance from such illustrative financial information could result in negative investor reactions that materially and adversely affect the market price of our Common Stock.

Our actual financial condition and results of operations may differ materially even if synergies are realized, due to macroeconomic factors or a variety of other risks to our business that are independent of the acquisition.

Our future results will suffer if we do not effectively manage our expanded operations.

With completion of the BH Media acquisition, the size of our business has increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.

The Company may not have the ability to generate cash flows and maintain liquidity sufficient to service its debt.

In March 2020, pursuant to the BH Media acquisition, the Company entered into a twenty-five (25) year, senior-secured term loan facility with BH Finance in an aggregate principal amount of $576 million. The term loan facility matures on March 16, 2045 and bears interest at the rate of 9% per annum. Accordingly, we are required to dedicate a substantial portion of our cash flow from operations to fund interest payments. In addition, we are required to repay our credit facility from time to time with (i) the proceeds of asset sales and casualty and condemnation events and (ii) 100% percent of our excess cash flow (defined as any unrestricted cash in excess of $20 million, measured on a quarterly basis). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

While we may be able to refinance our indebtedness prior to maturity on more favorable terms, there can be no assurance that we will be able to do so. Our ability to achieve more favorable terms would likely require us to substantially reduce our total outstanding indebtedness relative to current levels. Our ability to prepay our existing indebtedness is highly dependent on both the strength of our cash flow from operations as well as our ability to generate significant proceeds from sales of real estate, the timing and amount of which is highly uncertain. In addition, any refinancing would depend upon the condition of the finance and credit markets.

The terms of our indebtedness impose significant operating and financial restrictions on us. Our credit facility requires us to comply with numerous affirmative and negative covenants, including restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with its affiliates, make capital expenditures, change our business, engage in sale/leaseback transactions, and modify our organizational documents. For these and other reasons generally affecting the ability to pay dividends, our stockholders will not receive dividends so long as the Credit Agreement is outstanding.  Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

A failure to satisfy our debt service obligations, a breach of a covenant in our credit facility, or a material breach of a representation or warranty in our credit facility, among other events specified in the credit facility, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Risks Related to Cybersecurity

Our business, operating results and reputation may be negatively impacted, and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.

We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches resulting from accidental events (such as human error) or deliberate attacks. Moreover, the techniques used to attempt attacks and the perpetrators of such attacks are constantly expanding. We face threats both from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, and phishing and denial-of-service attacks. The Company has complied with all applicable legal requirements relating to this activity. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, the Company will incur increased costs to secure its technology environment and there can be no guarantee that the Company’s and our third-party vendors’ actions, security measures and controls designed to prevent, detect or respond to security breaches, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.

A significant security breach or other successful attack could result in significant remediation costs, including repairing system damage, engaging third-party experts, deploying additional personnel or vendor support, training employees, and compensation or incentives offered to third parties whose data has been compromised. These incidents may also lead to lost revenues resulting from a loss in competitive advantage due to the unauthorized disclosure, alteration, destruction or use of business data, the failure to retain or attract customers, the disruption of critical business processes or systems, and the diversion of management’s attention and resources. Moreover, such incidents may result in adverse media coverage, which may harm our reputation. These incidents may also lead to legal claims or proceedings, including regulatory investigations and actions and private lawsuits, and related legal fees, as well as potential settlements, judgments and fines. We maintain insurance, but the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Our possession and use of personal information and the use of payment cards by our customers present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

Our online systems store and process confidential subscriber and other sensitive data, such as names, email addresses, addresses, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information, including payment card (credit or debit) information, of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example, actions by an employee, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, customers or users may assert claims of liability against us and these activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

A significant number of our customers authorize us to bill their payment card accounts directly for all amounts charged by us. These customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be seriously harmed.

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. We could also be subject to evolving state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Catastrophic Events

Natural disasters, extreme weather conditions, public health emergencies or other catastrophic events could negatively affect our business, financial condition, and results of operations.

Natural disasters and extreme weather conditions, such as hurricanes, derecho windstorms, floods, earthquakes, wildfires; acts of terrorism or violence, including active shooter situations; and public health issues, including pandemics and quarantines, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from our suppliers, and delays in the delivery of goods to our printing facilities. Public health issues, whether occurring in the U.S. or Canada, could disrupt our operations, disrupt the operations of suppliers, or have an adverse impact on consumer spending and confidence levels.

The COVID-19 pandemic is affecting our business, financial condition and results of operations in many respects.

The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile. The COVID-19 pandemic has resulted in widespread and continuing impacts on the United States economy and on our employees, customers, suppliers and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, the use of social distancing, masks and other safety measures, shelter-in-place orders and business and government shutdowns and vaccines. We are taking precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely.

Other factors and uncertainties include:

•	the severity and duration of the pandemic, including whether there are future waves caused by additional periods of increases or spikes in the number of COVID-19 cases;
•	the long-term impact of the pandemic on our business, including customer behaviors;
•	general economic uncertainty, unemployment rates, and recessionary pressures;
•	unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; and
•	the pace of recovery when the pandemic subsides.

Persistence of COVID-19

The persistence of the COVID-19 pandemic may have a material impact on our digital and print advertising and subscriptions for an unknown length of time.

We expect the COVID-19 pandemic to continue to have a significant negative impact in the near term. The long-term impact will depend on the length, severity and reoccurrence of the pandemic, as well as changes in consumer behavior. The COVID-19 pandemic may accelerate, hasten or worsen the other Risk Factors described in this Item 1A.

Competition

We compete with a large number of companies in the local media industry, including digital media businesses and, if we are unable to compete effectively, our advertising and subscription revenues may decline.

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

Pension Liabilities

Sustained increases in funding requirements of our pension and postretirement obligations may reduce the cash available for our business.

Pension liabilities, net of plan assets, totaled $71.5 million at September 27, 2020, an increase of $24.5 million from September 29, 2019 primarily due to the acquisition of Buffalo News which included additional pension plans.

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

We contributed to various multiemployer defined benefit pension plans during 2020 under the terms of collective-bargaining agreements (“CBAs”). For plans that are in critical status, benefit reductions may apply/or we could be required to make additional contributions.

In 2019, we effectuated a total withdrawal from our CWA/ITU multiemployer pension plan and as a result we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount of such liability will be dependent on actions taken, or not taken, by the pension plan, as well as the future investment performance and funding status of the pension plan. The withdrawal liability is expected to be funded over a 20-year period.

In 2019, we received the final assessment for the partial withdrawal liability associated with our GCIU plan. The withdrawal liability is expected to be funded over a 20-year period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.

All of our principal printing facilities are owned, except for leased land for the Helena, Montana plant and acquired properties from BH Media. Additionally, property is leased for Madison, Wisconsin (which is owned by MNI) and Tucson, Arizona (which is jointly owned by Star Publishing and Citizen). All facilities are maintained, in good condition, suitable for existing office and publishing operations, as applicable, and adequately equipped.

More than 58% of our daily newspapers, as well as many of our nearly 268 other publications, are printed at either another one of our print locations or outsourced to a third party, to enhance operating efficiency. We are continuing to evaluate additional insourcing and outsourcing opportunities in order to more effectively manage our operating and capital costs and monetize real estate.

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

				Quarter Ended
(Dollars)	December	March	June	September

2020
High	2.12	3.09	1.44	1.06
Low	1.20	0.85	0.71	0.76
Closing	1.39	1.13	0.97	0.82

2019
High	3.05	3.68	3.49	2.33
Low	1.84	2.02	2.12	1.77
Closing	2.13	3.30	2.24	2.01

2018
High	2.50	2.70	3.30	3.30
Low	2.15	1.95	2.00	2.60
Closing	2.35	1.95	2.85	2.65

At September 27, 2020, we had 5,639 registered holders of record of our Common Stock.

Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interest. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 27, 2020 (with September 27, 2015 as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

The value of $100 invested on September 27, 2015 in stock of the Company, the Peer Group Index and in the S&P 500 Stock Index, including reinvestment of dividends, is summarized in the table below.

					September 27
(Dollars)	2016	2017	2018	2019	2020

Lee Enterprises, Incorporated	180.29	105.77	127.40	98.08	40.33
Peer Group Index	115.89	155.02	182.29	193.37	249.98
S&P 500 Stock Index	115.43	136.91	161.43	168.30	193.80

The S&P 500 Stock Index includes 500 U.S. companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization. The Peer Group Index is comprised of six U.S. publicly traded companies with significant newspaper publishing operations (excluding the Company) and is weighted by market capitalization. The Peer Group Index includes A.H. Belo Corp., Gannett Co. Inc, The New York Times Company and Tribune Publishing Co.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is as follows:

(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019	2018	2017	2016

OPERATING RESULTS
Operating revenue	618,004	509,854	543,955	566,943	614,364
Cash Costs (1) (3)	526,648	398,815	423,766	437,767	477,857
Depreciation and amortization	36,133	29,332	31,766	41,282	43,441
Assets loss (gain) on sales, impairments and other	(5,403)	2,464	6,429	(1,150)	(954)
Restructuring costs and other	13,751	11,635	5,550	7,523	1,825
Equity in earnings of associated companies	3,403	7,121	9,249	7,609	8,533
Operating income (3)	50,278	74,729	85,693	89,130	100,728
Interest expense	(47,743)	(47,488)	(52,842)	(57,573)	(64,233)
Debt financing and administration costs	(11,966)	(7,214)	(5,311)	(4,818)	(5,947)
Gain on insurance settlement	—	—	—	—	30,646
Other, net (3)	12,274	3,813	3,280	13,477	(9,537)

Net income	(1,261)	15,909	47,048	28,605	36,019

Income attributable to Lee Enterprises, Incorporated	(3,106)	14,268	45,766	27,481	34,961

Earnings per common share:
Basic	(0.05)	0.26	0.84	0.51	0.66
Diluted	(0.05)	0.25	0.82	0.50	0.64

Weighted average common shares:
Basic	56,569	55,565	54,702	53,990	53,198
Diluted	56,936	56,884	55,948	55,392	54,224

Adjusted EBITDA (1)	97,171	121,488	131,929	141,191	153,787
Total assets	864,057	555,202	575,411	620,850	662,855
Debt, including current maturities (2)	538,290	443,627	484,859	548,385	617,167
Debt, net of cash and restricted cash (2)	504,557	434,982	479,479	537,764	600,183
Stockholders' deficit	(31,564)	(38,484)	(37,354)	(92,235)	(128,485)

(1)	Cash costs and Adjusted EBITDA are non GAAP financial measures. See Item 7.

(2)	Principal amount of debt. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

(3)	In 2019 we reclassified all components of pension expense, except services costs, from compensation to other non-operating income. See Note 1 of the Consolidated Financial Statements, included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of September 27, 2020 and for 2019 and 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

In this report, we present Adjusted EBITDA, cash costs and margin, which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

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

Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Cash Costs can be used by financial statement users to assess the Company's ability to manage and control its operating structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, other non-cash operating expenses and other expenses are excluded. Cash Costs also exclude restructuring costs and other, which are typically settled in cash.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2020	2019	2018

Net Income	(1,261)	15,909	47,048
Adjusted to exclude
Income tax expense (benefit)	4,104	7,931	(16,228)
Non-operating expenses, net	47,435	50,889	54,873
Equity in earnings of TNI and MNI	(3,403)	(7,121)	(9,249)
Assets (gain) loss on sales, impairments and other	(5,403)	2,464	6,429
Depreciation and amortization	36,133	29,332	31,766
Restructuring costs and other	13,751	11,635	5,550
Stock compensation	1,051	1,638	1,857
Add:
Ownership share of TNI and MNI EBITDA (50%)	4,764	8,811	9,883
Adjusted EBITDA	97,171	121,488	131,929

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

The quantitative impairment test consists of comparing the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2020, we recognized impairment charges of $972,000. No impairment was recorded in 2019 or 2018. Of our various mastheads, several have fair values that have little headroom over their carrying value and could experience impairment in the future if we do not achieve our revenue projections.

Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on intangible assets subject to amortization in 2020, 2019 or 2018.

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

The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. We used an assumption of 6.0% for 2020 for our expected return on pension plan assets and a 4.5% for 2020 for our postretirement and postemployment benefits.

The following table illustrates the sensitivity to a 50 basis point change in:

	Effect on 2020 Pension	Effect on September 27, 2020
	Expense	Liability
Pension discount rate(1)	$—	$24,734,000
Postretirement and postemployment benefits discount rate(1)	$—	$3,800,000
Pension expected rate of return on assets	$1,142,000	$—
Postretirement and postemployment benefits expected rate of return on assets	$126,000	$—

(1)

Legacy Lee, defined as "the operating assets and results of operations of the Company prior to the Closing Date of BH Media and Buffalo News" Pension and Other Postretirement Plans have been frozen as of September 29, 2019.

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

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. The Company prepared its initial estimates of the fair values of intangible assets utilizing the multi-period excess earnings method for customer-related intangible assets and the relief from royalty method for indefinite lived masthead assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows from subscription, advertising and commercial print relationships and related assumptions about future revenue growth and customer retention;
•	discount rates; and
•	royalty rates used to value acquired mastheads.

Additional information regarding our accounting for business combinations can be found in Note 1.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 28, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are still evaluating the impact of this standard.

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2020 to 2019 and will continue to affect period-over-period comparisons for future results.

Acquisitions and Divestitures

•

In March 2020, we completed the acquisition of BH Media and Buffalo News for a purchase price of $140,000,000. The acquisition was funded by a 25-year Term Loan with BH Finance, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as "Credit Agreement" and "Term Loan"), as part of a broader comprehensive refinancing of all of our then outstanding debt.

•

In the 13 weeks ended March 2020, we disposed of substantially all of the assets of certain of our smaller properties, including four daily newspapers and related print and digital publications, for an aggregate sales price of $3,950,000.

Impacts of COVID-19

With the outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, governments implemented a combination of shelter-in-place orders and other recommendations severely limiting or restricting economic activity in our local markets. Certain aspects of our operating results have experienced lower revenue and profitability over the last several years and these trends are expected to continue in the future; however, the pandemic and government restrictions caused significant and immediate declines in demand for certain of our products and services, and ultimately in advertising revenue.

The COVID-19 pandemic has had and the Company expects that it will continue to have a significant negative impact, in the near term, on the Company's business and operating results. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

In combination with our acquisition integration, ongoing business transformation and addressing the continued effects of COVID-19 on our operating results, we continued to implement measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity, and as a result expect to achieve $100 million in cost reductions from December 2019 through September 2021. These reductions will be achieved by centralizing certain business functions and systems and reducing duplicate cost structures across the combined organization. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company's business and results of operations.

CONTINUING OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019	Percent Change	2018	Percent Change
Advertising and marketing services revenue	289,655	265,933	8.9	303,446	(12.4)
Subscription	265,939	186,691	42.4	195,108	(4.3)
Other	62,410	57,230	9.1	45,401	26.1
Total operating revenue	618,004	509,854	21.2	543,955	(6.3)
Operating expenses:
Compensation	243,023	182,869	32.9	199,164	(8.2)
Newsprint and ink	24,243	22,237	9.0	24,949	(10.9)
Other operating expenses	259,382	193,709	33.9	199,653	(3.0)
Cash costs	526,648	398,815	32.1	423,766	(5.9)
Total operating revenue less cash costs	91,356	111,039	(17.7)	120,189	(7.6)
Depreciation and amortization	36,133	29,332	23.2	31,766	(7.7)
Assets (gain) loss on sales, impairments and other	(5,403)	2,464	NM	6,429	(61.7)
Restructuring costs and other	13,751	11,635	18.2	5,550	NM
Operating expenses	571,129	442,246	29.1	467,511	(5.4)
Equity in earnings of associated companies	3,403	7,121	(52.2)	9,249	(23.0)
Operating income	50,278	74,729	(32.7)	85,693	(12.8)
Non-operating income (expense):
Interest expense	(47,743)	(47,488)	0.5	(52,842)	(10.1)
Debt financing and administrative cost	(11,966)	(7,214)	65.9	(5,311)	35.8
Other, net	12,274	3,813	NM	3,280	16.3
Non-operating expenses, net	(47,435)	(50,889)	(6.8)	(54,873)	(7.3)
Income before income taxes	2,843	23,840	(88.1)	30,820	(22.6)
Income tax (benefit) expense	4,104	7,931	(48.3)	(16,228)	NM
Net (loss) income	(1,261)	15,909	NM	47,048	(66.2)
Net income attributable to non-controlling interests	(1,845)	(1,641)	12.4	(1,282)	28.0
(Loss) income attributable to Lee Enterprises, Incorporated	(3,106)	14,268	NM	45,766	(68.8)
Other comprehensive income (loss), net of income taxes	9,064	(17,368)	NM	4,322	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	5,958	(3,100)	NM	50,088	NM

Earnings per common share:
Basic	(0.05)	0.26	NM	0.84	(69.3)
Diluted	(0.05)	0.25	NM	0.82	(69.5)

Due to our fiscal calendar, 2020 and 2019 were each comprised of 52 weeks, while 2018 was comprised of 53 weeks. Additionally, we acquired or disposed of certain properties in each of 2020, 2019 and 2018.

OPERATING REVENUE

Revenue Comparison 2020-2019

Total operating revenue totaled $618,004,000 in 2020, up $108,150,000, or 21.2%, compared to 2019. Total operating revenue increased primarily due to acquired revenue of $203,039,000.

Advertising and marketing services revenue was $289,655,000 in 2020, up 8.9% compared to the prior year, including $82,246,000 from acquired Advertising and marketing services revenue. Local and national retail Advertising revenue was $211,701,000, up 6,677,000 from 2019. The increase is due to $56,863,000 of acquired local and national revenue. Classifieds revenue was $75,754,000, up $14,845,000 from 2019. The increase is due to acquired classified revenue of $25,267,000. Digital advertising and marketing services totaled $106,491,000 in 2020 and represented 36.8% of 2020 total advertising and marketing services revenue, partially offsetting print declines. The increase in all categories of advertising were partially offset by the continued downward trend in print advertising demand and the impacts of COVID-19.

Subscription revenue totaled $265,939,000 in 2020, or up 42.4%, the increase is due to acquired revenue of $104,499,000, offset by lower paid print circulation units, consistent with industry trends and timing of price increases. As of September 2020, we now have 244,000 digital-only subscribers, in which 92,000 were acquired as part of the Transactions.

Other revenue, which primarily consist of digital services from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $62,410,000, a 9.1% increase compared to 2019. Other revenue in 2020 included $16,270,000 of acquired revenue, primarily from commercial printing. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increased revenue.

On a stand-alone basis, revenue at TownNews totaled $25,048,000, an increase of 10.7%. Investments in video and streaming technology increased product offerings that helped gain market share in publishing and broadcast.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $164,259,000 in 2020, an increase of 13.6% over 2019, and represented 26.6% of our total operating revenue in 2020. The increase was due to acquired digital revenue of $21,927,000.

Equity in earnings of TNI and MNI decreased $3,718,000 in 2020.

Revenue Comparison 2019-2018

Total operating revenue was $509,854,000 in 2019 or down 6.3%, attributed to continued softness in the demand for print advertising, increases in digital revenue especially TownNews helped offset the declines.

Advertising and marketing services revenue was $265,933,000 in 2019, down 12.4%. The decline is due to reduced print advertising demand, specifically among national retailers, big box stores and classifieds consistent with general trends adversely affecting the publishing industry. Digital advertising and marketing services totaled $100,007,000 in 2019 and represented 37.6% of 2019 total advertising and marketing services revenue, partially offsetting print declines.

Subscription revenue totaled $186,691,000 in 2019, or down 4.3% 2019. The decrease is attributed to volume declines in full access subscriptions reflecting general industry trends, partially offset by strategic pricing initiatives due to our premium content and a 79.1% increase in digital-only subscribers. As of September 2019, we had 91,000 digital only subscribers.

Other revenue increased $11,829,000, or 26.1%, in 2019. Management agreement revenue totaled $12,589,000 in 2019 compared to $1,331,000 in 2018 due to a full year under the agreement with BHMG (as defined above). Digital services revenue, which is predominately TownNews, increased 20.3%, in 2019 due to product expansion and market share gains. The increases were partially offset by revenue declines in commercial printing and third party delivery due to a reduction in print volume.

On a stand-alone basis, revenue at TownNews totaled $22,627,000, an increase of 20.1%, excluding the 53rd week of operations in 2018. Investments in video and streaming technology increased product offerings that helped gain market share in publishing and broadcast. Excluding intercompany activity, revenue at TownNews increased 24% in 2019.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $144,646,000 in 2019, an increase of 4.0% over 2018, and represented 28.4% of our total operating revenue in 2019.

Equity in earnings of TNI and MNI decreased $2,128,000 in 2019.

OPERATING EXPENSES

Operating Expense Comparison 2020-2019

Total operating expenses were $571,128,000, a 29.1% increase compared to 2019, which included $193,805,000 in operating expenses from acquisitions. Cash costs were $526,647,000 a 32.1% increase compared to 2019, which included $176,763,000 of acquired Cash Costs.

Compensation expense increased $60,154,000 in 2020, or a 32.9% increase compared to 2019. This increase was attributable to $86,121,000 of acquired compensation expense, partially offset by expense and FTE reductions tied to business transformation projects. In response to the COVID-19 outbreak, we issued furloughs or compensation reductions for all employees resulting in a temporary $10,000,000 reduction in operating expenses.

Newsprint and ink costs increased $2,006,000 in 2020, or a 9% increase compared to 2019. This increase is attributable to acquired newsprint and ink expenses of $10,643,000, offset by declines in newsprint volume and prices and outsourcing of our printing. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $65,672,000 in 2020, or a 33.9% increase compared to 2019. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $79,948,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $13,751,000 and $11,635,000 in 2020 and 2019, respectively. In 2020 and 2019, restructuring costs and other include an estimate of costs related to withdrawals from certain of our multiemployer pension plans totaling $4,400,000 and $3,836,010, respectively. The remaining restructuring costs in 2020 and 2019 are predominately severance.

Depreciation expense increased $2,890,000, or 23.1%, in 2020. Amortization expense increased $3,911,000, or 23.2%, in 2020.

Assets loss (gain) on sales, impairments and other was a net gain of $5,403,000 in 2020 compared to net expense of $2,464,000 in 2019.

The factors noted above resulted in operating income of $50,278,000 in 2020 compared to $74,729,000 in 2019.

Operating Expense Comparison 2019-2018

Operating expenses decreased $25,265,000, or 5.4%, in 2019 due to business transformation projects, outsourcing of certain production operations and reductions in legacy print expenses. The 53rd week of operations added $6,875,000 of operating expenses in 2018. Cash costs decreased 5.9% compared to 2018.

Compensation expense was down $16,295,000, or 8.2%, due to a 10.9% reduction in FTE's with compensation increases offsetting the declines in headcount. Business transformation projects and outsourcing helped drive efficiencies and reduced headcount and compensation expense.

Newsprint and ink costs were down $2,712,000, or 10.9%, attributed to a same property basis decrease of 8.9%, due to a 12.3% reduction in newsprint volume from print volume declines partially offset by higher average prices. Average newsprint prices increased the first half of 2019 and declined the second half end the year with prices ending 2019 at their lowest levels. See Item 7A, "Commodities", included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses were down $5,944,000, or 3.0%, due to a same property basis decrease of 3.7%. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Cost reductions were primarily related to lower delivery and other print-related costs due to lower volumes of our print editions, offset in part by costs associated with growing digital revenue.

Restructuring costs and other totaled $11,635,000 and $5,550,000 in 2019 and 2018, respectively. In 2019, restructuring costs and other include an estimate of costs related to withdrawals from certain multiemployer plans totaling $3,386,010. The remaining restructuring costs in 2019 and 2018 are predominately severance.

Depreciation expense decreased $2,049,000, or 14.1% in 2019. Amortization expense decreased $385,000, or 2.2%, in 2019.

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

NON-OPERATING INCOME AND EXPENSES

Non-operating Income and Expense Comparison 2020-2019

Interest expense increased $255,000, or 0.5%, to $47,743,000 in 2020 due to additional debt related to the 2020 acquisition. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9.0% in 2020 and 10% in 2019. The reduction of the weighted average cost of debt is due to the 2020 Refinancing. We recognized $11,966,000 of debt financing and administrative costs in 2020 compared to $7,214,000 in 2019. The majority of costs represent accelerated amortization of refinancing costs paid in 2014.

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-employment benefit plans, which totaled $3,830,000 and $2,847,000 in 2020 and 2019, respectively.

Other non-operating income/expense also includes a $7,600,000 realized gain on the sale of a private equity investment and a fair value adjustment related to the Warrants. As more fully discussed in Note 6 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $832,000 and $612,000 in 2020 and 2019 respectively, due to the change in fair value of the Warrants.

Non-operating Income and Expense Comparison 2019-2018

Interest expense decreased $5,354,000, or 10.1%, to $47,488,000 in 2019 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 10% in 2019 and 2018.

We recognized $7,214,000 of debt financing and administrative costs in 2019 compared to $5,311,000 in 2018. The majority of costs represent amortization of refinancing costs paid in 2014, as well as an adjustment of $1,309,000 as discussed in Note 6 of the Notes to the Consolidated Financial Statements, included herein.

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-retirement benefit plans, which totaled $2,847,000 and $2,830,000 in 2019 and 2018, respectively.

As more fully discussed in Note 6 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock, and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $612,000 in 2019 and non-operating expense of $226,000, in 2018, due to the change in fair value of the Warrants.

INCOME TAX EXPENSES

On December 22, 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law. Among other provisions, the 2017 Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The reduction of the corporate tax rate caused us to re-measure our deferred tax assets and liabilities to the lower federal base rate of 21%. We reported a discrete adjustment from revaluing our deferred tax assets and liabilities resulting in a net decrease in income tax expense of $24,872,000 for the 53 weeks ended September 30, 2018.

In 2020, we recorded income tax expense of $4,103,000, or 144.3% of pretax income and in 2019, we recorded an income tax expense of $7,931,000, or 33.3% of pretax income. In 2018, we recorded an income tax benefit of $16,228,000, or 52.7% of pre-tax income. Excluding the impact from the 2017 Tax Act, the effective income tax rate for 2018 was 28.0%. See Note 12 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

NET INCOME AND EARNINGS PER SHARE

Net loss was $1.3 million in 2020 compared to net income of $15.9 million in 2019. The decrease in net income is predominately due to a reduction in operating income. In 2018, net income was $47.1 million. Net income in 2018 was also impacted by the 2017 Tax Act.

Diluted loss per share was $0.05 per share in 2020 compared to Diluted earnings per share of $0.25 per share in 2019. In 2018, diluted earnings per share were $0.82 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities totaled $49,869,000 in 2020 compared to $57,676,000 in 2019 due to a net loss of $1,261,000 in 2020 compared net income of $15,909,000 in 2019. The decline in net income is primarily the result of continued softening of the print advertising environment.

Cash provided by operating activities totaled $57,676,000 in 2019 compared to $59,296,000 in 2018 due to a decline in net income to $15,909,000 in 2019 from $22,176,000 in 2018, after adjusting for the 2018 Tax Act impact of $24,872,000. The decline in net income is primarily a result of the continued softening of the print advertising environment.

Pension liabilities, net of plan assets, totaled $71,509,000 as of September 27, 2020. Contributions to pension plans totaled $6,131,000 in 2020. Contributions to pension plans are expected to total $3,190,000 in 2021.

Investing Activities

Cash required for investing activities totaled $118,176,000 in 2020 and $10,933,000 in 2019. Capital spending totaled $8,096,000 and $5,901,000 in 2020 and 2019, respectively. Proceeds from sales of assets totaled $21,710,000 and $1,501,000 in 2020 and 2019, respectively. 2020 and 2019 included $130,985,000 and 6,543,000, respectively, in spending related to acquisitions.

Cash required for investing activities totaled $10,933,000 in 2019 and $72,000 in 2018. Capital spending totaled $5,901,000 and $6,025,000 in 2019 and 2018, respectively. Proceeds from sales of assets totaled $1,501,000 in 2019 and $6,623,000 in 2018, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to be $9,600,000 in 2021, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $43,478,000 in 2019 and $64,465,000 in 2018, while cash provided by financing activities totaled $93,395,000 in 2020. Debt reduction accounted for the majority of the usage of funds in 2019 and 2018, while proceeds from the 2020 Refinancing accounted for the funds provided in the 2020 period.

Debt is summarized as follows:

			Interest Rates (%)
	September 27	September 29	September 27
(Thousands of Dollars)	2020	2019	2020

Term Loan	538,290	—	9.00
Revolving Facility	—	—	—
1st Lien Term Loan	—	—	—
Notes	—	363,420	—
2nd Lien Term Loan	—	80,207	—
	538,290	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	13,733	2,954
Total long-term debt	524,557	429,391

At September 27, 2020, our weighted average cost of debt, excluding amortization of debt financing costs, is 9.0%.

Excluding payments required from the Company's future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. Current maturities of long-term debt shown above are from excess cash flows. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Liquidity

Pursuant to the terms of the Credit Agreement, our new debt does not include a revolver.

Our liquidity, consisting of cash on the balance sheet, totals $33,733,000 at September 27, 2020. This liquidity amount excludes any future cash flows. Including current maturities of long-term debt of $13,733,000, our liquidity, consisting of cash on the balance sheet is $20,000,000. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.

The Warrants, as defined in Note 6, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

At September 27, 2020, the principal amount of our outstanding debt totals $538,290,000. For the last twelve months ending September 27, 2020, the principal amount of our debt, net of cash, is 4.15 times our Pro-forma Adjusted EBITDA.

The 2020 Refinancing as defined in Note 6 significantly extended our debt maturity profile with final maturity of our debt in 2045.

In February 2020 our filing of a replacement Form S-3 registration statement ("Shelf") with the SEC was declared effective and expires February 2023. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. As of September 27, 2020, we are not in a position to use our Shelf.

Other Matters

Cash and cash equivalents increased $25,088,000 in 2020, increased $3,265,000 in 2019 and decreased $5,241,000 in 2018.

SEASONALITY

Our largest source of publishing revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the December and June quarters. Advertising and marketing services revenue is lowest in the March quarter.

Quarterly results of operations are summarized in Note 19 of the Notes to Consolidated Financial Statements, included herein.

INFLATION

Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 27, 2020:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
		Less			More
Nature of Obligation	Total	Than 1	1-3	3-5	Than 5

Debt (Principal Amount) (1)	538,290	13,733	—	—	524,557
Interest expense (2)(3)	1,204,013	47,365	141,630	141,630	873,387
Operating lease obligations	99,444	14,436	23,316	20,302	41,390
Capital expenditure commitments	2,050	2,050	—	—	—
	1,843,797	77,584	164,946	161,932	1,439,334

(1)	Maturities of long-term debt are limited to mandatory payments. See Note 6 of the Notes to the Consolidated Financial Statements, included herein.
(2)

Interest expense includes an estimate of interest expense for the Term Note, until its maturity in March 2045. Interest expense under the Term Note is estimated using the 9.0% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

(3)	Interest expense excludes non-cash present value adjustments and amortization of debt financing costs previously paid. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. See Notes 7 and 8 of the Notes to the Consolidated Financial Statements, included herein.

The contractual obligations above exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 12 of the Notes to the Consolidated Financial Statements, included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure is entirely fixed rate as of September 27, 2020.

COMMODITIES

Newsprint prices continued to decline across the fiscal year due to declining structural demand trends and the COVID-19 impact on our industry and advertising. North American newsprint producer's efforts to reduce production capacity to prevent price erosion have not kept up with the declining demand trends. Favorable exchange rates between the U.S. dollar and the Canadian dollar has shifted the majority of newsprint production to Canadian locations leaving only three producers located in the U.S.

Our long term supply strategy continues to align and concentrate the Company purchases with those cost effective suppliers most likely to continue producing and supplying newsprint to the North American market. Where possible the Company will align supply with the lowest cost material.

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $518,000 based on anticipated consumption in 2021, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $538,290,000 principal amount of the Term Loan recorded at carrying value. At September 27, 2020, based on market quotations, the fair value is approximately equal to carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 27, 2020, the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During 2020, the Company completed the acquisitions of the assets of BH Media Group, Inc. and the stock of The Buffalo News, Inc.. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of September 27, 2020, BH Media Group, Inc. and The Buffalo News, Inc.'s internal control over financial reporting associated with 38.4% of total assets and 32.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 27, 2020.

Our independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. KPMG’s report on the audit of internal control over financial reporting appears in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses have not been considered in our assessment over internal control over financial reporting. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 52 weeks ended September 27, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Lee Enterprises, Incorporated and subsidiaries' (the Company) internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2020 and September 29, 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week period ended September 27, 2020, the 52-week period ended September 29, 2019, and the 53-week period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated December 11, 2020, expressed an unqualified opinion on those consolidated financial statements.

The Company acquired certain assets and assumed certain liabilities of the BH Media Group, Inc. and the stock of The Buffalo News, Inc. during the 52-week period ended September 27, 2020, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of September 27, 2020, BH Media Group, Inc. and The Buffalo News, Inc.'s internal control over financial reporting associated with 38.4% of total assets and 32.5% of total revenues included in the consolidated financial statements of the Company as of and for the 52-week period ended September 27, 2020.

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

December 11, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2021, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - 52 weeks ended September 27, 2020, 52 weeks ended September 29, 2019 and 53 weeks ended September 30, 2018

Consolidated Balance Sheets - September 27, 2020 and September 29, 2019

Consolidated Statements of Stockholders' Equity (Deficit) - 52 weeks ended September 27, 2020, 52 weeks ended September 29, 2019 and 53 weeks ended September 30, 2018

Consolidated Statements of Cash Flows - 52 weeks ended September 27, 2020, 52 weeks ended September 29, 2019 and 53 weeks ended September 30, 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2020	2019	2018

Operating revenue:
Advertising and marketing services	289,655	265,933	303,446
Subscription	265,939	186,691	195,108
Other	62,410	57,230	45,401
Total operating revenue	618,004	509,854	543,955
Operating expenses:
Compensation	243,023	182,869	199,164
Newsprint and ink	24,243	22,237	24,949
Other operating expenses	259,382	193,709	199,653
Depreciation and amortization	36,133	29,332	31,766
Assets loss (gain) on sales, impairments and other	(5,403)	2,464	6,429
Restructuring costs and other	13,751	11,635	5,550
Total operating expenses	571,129	442,246	467,511
Equity in earnings of associated companies	3,403	7,121	9,249
Operating income	50,278	74,729	85,693
Non-operating income (expense):
Interest expense	(47,743)	(47,488)	(52,842)
Debt financing and administrative costs	(11,966)	(7,214)	(5,311)
Other, net	12,274	3,813	3,280
Total non-operating expense, net	(47,435)	(50,889)	(54,873)
Income before income taxes	2,843	23,840	30,820
Income tax expense (benefit)	4,104	7,931	(16,228)
Net income (loss)	(1,261)	15,909	47,048
Net income attributable to non-controlling interests	(1,845)	(1,641)	(1,282)
Income (loss) attributable to Lee Enterprises, Incorporated	(3,106)	14,268	45,766
Other comprehensive income (loss), net of income taxes	9,064	(17,368)	4,322
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	5,958	(3,100)	50,088

Earnings per common share:
Basic:	(0.05)	0.26	0.84
Diluted:	(0.05)	0.25	0.82

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 27	September 29
(Thousands of Dollars)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	33,733	8,645
Accounts receivable, less allowance for doubtful accounts: 2020 $13,431; 2019 $6,434	52,598	42,536
Inventories	7,534	3,769
Prepaids and other	14,888	5,353
Total current assets	108,753	60,303
Investments:
Associated companies	27,624	28,742
Other	6,255	10,684
Total investments	33,879	39,426
Property and equipment:
Land and improvements	18,711	16,979
Buildings and improvements	128,475	148,514
Equipment	245,117	237,289
Construction in process	2,323	1,980
	394,626	404,762
Less accumulated depreciation	289,017	322,723
Property and equipment, net	105,609	82,039
Operating lease right-of-use assets	70,933	—
Goodwill	328,445	250,309
Other intangible assets, net	182,680	107,393
Pension plan assets, net	4,147	—
Medical plan assets, net	15,912	14,338
Other	13,699	1,394
Total assets	864,057	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 27	September 29
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of lease liabilities	8,577	—
Current maturities of long-term debt	13,733	2,954
Accounts payable	17,163	16,750
Compensation and other accrued liabilities	44,278	17,711
Accrued interest	—	1,903
Unearned revenue	60,271	21,720
Total current liabilities	144,022	61,038
Long-term debt, net of current maturities	524,557	429,391
Operating lease liabilities	62,374	—
Pension obligations	75,656	47,037
Postretirement and postemployment benefit obligations	39,543	2,550
Deferred income taxes	15,208	29,806
Income taxes payable	18,048	8,742
Warrants and other	14,282	13,469
Total liabilities	893,690	592,033
(Deficit) equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 120,000 shares; issued and outstanding:	584	577
September 27, 2020; 58,353 shares; $0.01 par value
September 29, 2019; 57,646 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	256,431	255,476
Accumulated deficit	(268,529)	(265,423)
Accumulated other comprehensive loss	(20,050)	(29,114)
Total stockholders' deficit	(31,564)	(38,484)
Non-controlling interests	1,931	1,653
Total deficit	(29,633)	(36,831)
Total liabilities and deficit	864,057	555,202

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2020	2019	2018	2020	2019	2018

Common Stock:
Balance, beginning of year	577	572	567	57,646	57,141	56,712
Shares issued	7	5	5	707	505	429
Balance, end of year	584	577	572	58,353	57,646	57,141
Additional paid-in capital:
Balance, beginning of year	255,476	253,511	251,790
Stock compensation	1,042	2,040	2,039
Shares issued (redeemed)	(87)	(75)	(318)
Balance, end of year	256,431	255,476	253,511
Accumulated deficit:
Balance, beginning of year	(265,423)	(279,691)	(328,524)
Net income (loss)	(1,261)	15,909	47,048
Net income attributable to non-controlling interests	(1,845)	(1,641)	(1,282)
Cumulative effect of accounting change	—	—	3,067
Balance, end of year	(268,529)	(265,423)	(279,691)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(29,114)	(11,746)	(16,068)
Change in pension and postretirement benefits	11,464	(24,667)	10,477
Deferred income taxes, net	(2,400)	7,299	(3,088)
Cumulative effect of accounting change	—	—	(3,067)
Balance, end of year	(20,050)	(29,114)	(11,746)
Total stockholders' deficit	(31,564)	(38,484)	(37,354)	58,353	57,646	57,141

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2020	2019	2018

Cash provided by operating activities:
Net (loss) income	(1,261)	15,909	47,048
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	36,133	29,332	31,766
Stock compensation expense	1,294	1,638	1,857
Asset (gain) loss on sales, impairments and other, net	(5,403)	2,464	6,429
Distributions greater (less) than earnings of MNI	1,402	465	(1,229)
Deferred income taxes	(3,560)	(2,003)	(17,378)
Debt financing and administrative costs	11,966	7,214	5,311
Pension contributions	6,215	(650)	(4,990)
Payments to collateralize letters of credit	(11,502)	—	—
Other, net	(1,083)	(497)	478
Changes in operating assets and liabilities:
Decrease in receivables and contract sales	26,908	1,697	4,418
Decrease (increase) in inventories and other	2,724	2,759	(1,926)
Decrease in accounts payable and other accrued liabilities	(8,341)	(3,676)	(8,587)
(Decrease) increase in pension, postretirement and postemployment benefit obligations	(15,380)	1,900	(2,482)
Change in income taxes payable	7,123	1,495	687
Other, including warrants	2,634	(371)	(342)
Net cash provided by operating activities	49,869	57,676	59,296
Cash provided by (required for) investing activities:
Purchases of property and equipment	(8,096)	(5,901)	(6,025)
Proceeds from sales of assets	21,710	1,502	6,623
Acquisitions, net of cash acquired	(130,985)	(6,543)	—
Distributions greater (less) than earnings of TNI	(329)	9	1,194
Other, net	(476)	—	(1,864)
Net cash required for investing activities	(118,176)	(10,933)	(72)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	576,000	600	10,000
Payments on long-term debt	(443,627)	(41,832)	(73,526)
Principal payments on long-term borrowings	(37,710)
Debt financing and administrative costs paid	(684)	(1,773)	(437)
Purchases of common stock transactions	(584)	(473)	(502)
Net cash provided (required) for financing activities	93,395	(43,478)	(64,465)
Net increase (decrease) in cash and cash equivalents	25,088	3,265	(5,241)
Cash and cash equivalents:
Beginning of year	8,645	5,380	10,621
End of year	33,733	8,645	5,380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2020", "2019", "2018" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2020 and 2019 include 52 weeks and 2018 includes 53 weeks of operations.

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 77 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 26 states.

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

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" and in 2015, 2016, and 2017 the FASB issued several clarifying updates to this new standard (ASU No. 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05), which collectively comprises ASC Topic 606 "Revenue from Contracts with Customers". Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" and is effective fiscal years beginning after December 15, 2017. Topic 606 provides a five-step model in determining when and how revenue is recognized and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard was adopted in 2019 using the modified retrospective method and did not result in a material change to our Consolidated Financial Statements.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September.

Subsequent Events

We have evaluated subsequent events through December 11, 2020. No events have occurred subsequent to September 27, 2020 that require disclosure or recognition in these financial statements other than those mentioned in Note 8 and Note 9.

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

Inventories

Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 27, 2020 and September 29, 2019 are less than replacement cost by $942,000 and $1,661,000, respectively.

The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 27, 2020	September 29, 2019

Newsprint - FIFO method	564	1,498
Newsprint - LIFO method	1,222	1,296
Other inventory - FIFO method	2,794	975
Specific identification	2,954	—
	7,534	3,769

Other Investments

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in earnings. Non-marketable securities are carried at cost.

Property and Equipment

Property and equipment are carried at cost. Equipment and all other assets, except for printing presses and preprint insertion equipment, which were previously depreciated by declining-balance methods, are depreciated by straight line. This change in accounting policy will be applied prospectively and effect on previous years are not material. The estimated useful lives are as follows:

Years

Buildings and improvements	4 - 40
Printing presses and insertion equipment	5 - 28
Other	3 - 17

Additionally, we acquired leasehold improvements as part of the Transactions with useful lives between 3 -9 years.

We recognize the fair value of a liability for a legal obligation to perform an asset retirement activity when such activity is a condition of a future event and the fair value of the liability can be estimated. The cost of asset retirements and related accruals was not material in 2020, 2019 or 2018.

Goodwill and Other Intangible Assets

Intangible assets include customer lists, newspaper subscriber lists and mastheads. Legacy Lee intangible assets subject to amortization are being amortized using the straight-line method and intangible assets acquired in the Transactions are being amortized in an accelarated manner consistent with the expected economic benefit.

Years

Customer lists	10 - 23
Newspaper subscriber lists	10 - 33

We review goodwill for impairment on an annual basis by performing a qualitative and quantitative assessment. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.

The Company's goodwill is all attributable to a single reporting unit entity with negative carrying value. In 2020 and 2019, the Company had $328,445,000 and $250,309,000 of goodwill in the Consolidated Balance Sheets, respectively. The annual assessment is made on the first day of our fourth fiscal quarter, or more frequently if impairment triggers are noted.

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

Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in impairment charges in the future. See Note 5.

Business Combinations

The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification 805 "Business Combinations" ("ASC 805"), which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and non-controlling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company's Consolidated Financial Statements from the date of acquisition.

Non-controlling Interest

Non-controlling interest in earnings of TownNews is recognized in the Consolidated Financial Statements.

Revenue Recognition

On October 1, 2018, we adopted ASC 606 Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after October 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under the old guidance. We did not record any adjustments to beginning retained earnings at October 1, 2018 as a result of adopting the new guidance.

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

Other revenue: Other revenue primarily consists of digital services, expired Management Agreement revenue in 2020, commercial printing and delivery of third party products. Management Agreement revenue consists of fixed and variable fees collected from our Management Agreement. Fixed fee revenue from the Management Agreement is recognized over time and paid quarterly and variable fees are paid annually. Variable fees are recognized when the fees are deemed earned and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.

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

Arrangements with multiple performance obligations: We have various advertising and subscription agreements which include both print and digital performance obligations. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers. See Note 3.

Advertising Costs

A substantial amount of our advertising and promotion consists of advertising placed in our own publications and digital platforms, using available space. The incremental cost of such advertising is not significant and is not measured separately by us. External advertising costs are not significant and are expensed as incurred.

Restructuring Costs and Other

We incur severance related costs on an ongoing basis in response to overall industry trends. We accrue for severance related items generally as part of planned business transformation efforts when the impacted employees can be identified and the amounts are estimable.  We did not have a significant severance liability as of September 27, 2020 or September 29, 2019.

Other costs included in Restructuring Costs and Other include estimated impacts of withdrawals from our multiemployer plans.  Multiemployer plans are discussed in Note 9.

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

We also have 6,000,000 warrants outstanding to purchase shares of our Common Stock. Warrants are recorded at fair value determined using the Black-Scholes option pricing formula. See Notes 6, 10 and 13.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. Letters of credit and performance bonds totaling $3,905,000 at  September 27, 2020 are outstanding in support of our insurance program.

Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.

Recently Issued Accounting Standards - Standards Adopted in 2020

As discussed below, the Company elected to change its method of accounting for leases as of September 30, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and related updates, which established Accounting Standard Codification Topic 842, Leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use ("ROU") asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

We elected the package of practical expedients which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification, or initial direct costs. In addition, we did reassess whether existing land easements which were previously not accounted for as leases are or contain leases under the new guidance. We have elected to combine non-lease and lease components when accounting for leases. The Company has made a policy election to exclude short-term leases, those with an original term of less than twelve months, from recognition and measurement under ASC 842. As such, we have not recognized an ROU asset or lease liability for these leases. Additional information and disclosures required by this new standard are contained in Note 18.

We adopted ASC 842 using the modified retrospective method as of the adoption date. As a result of electing the modified retrospective approach, we have not restated prior year financial statements to conform to the new guidance. Our operating lease portfolio primarily includes real estate, office equipment, and vehicles.

As a result of adoption of ASC 842, we recorded operating lease right-of-use assets of $10,709,000, current portion of lease liability of $2,281,000, and operating lease liabilities of $8,353,000.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We will be required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard will be adopted beginning September 28, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are still evaluating this standard and its impact.

In August 2018, FASB issued a new standard to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard will be adopted beginning September 28, 2020 using a retrospective approach. The Company is still determining the impacts to our financial statement disclosures.

2     ACQUISITIONS

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BH Media”) (“Purchase Agreement”). As part of the Purchase Agreement, the Company agreed to purchase certain assets and assume certain liabilities of BH Media's newspapers and related publications business ("BH Media Newspaper Business"), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation ("Buffalo News") for a combined purchase price of $140,000,000 (collectively, the "Transactions"). BH Media includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities.

The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020 between the Company and BH Finance LLC, a Delaware limited liability company affiliated with Berkshire (the "Credit Agreement"), as described further in Note 6.

Between July 2, 2018 and March 16, 2020, the Company managed the BH Media Newspaper Business pursuant to a Management Agreement between BH Media and the Company dated June 26, 2018 ("the Management Agreement"). In connection with the Transactions, the Management Agreement terminated on March 16, 2020. As part of the settlement of the preexisting relationship, the Company received $5,425,000 at closing. This amount represents $1,245,000 in fixed fees pro-rated under the contract and $4,180,000 in variable fees based upon the pro-rated annual target. The amount we received settled our existing contract asset balance, which totaled $3,589,000 as of December 29, 2019, and the remaining amount was reflected in Other Revenue for the 13 weeks ended March 29, 2020. The amount of variable fees was estimated based on BH Media financial performance through March 16, 2020. Actual financial performance through March 16, 2020 did not vary materially from the estimated amount. As such, the Company did not recognize a gain or loss as a result of the settlement of this preexisting relationship.

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for  the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (the "BH Lease"). The Lease was signed and commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. In connection with the BH Lease, the Company recognized $56,226,000 and $56,226,000 in ROU assets and lease liabilities, respectively, as of March 16, 2020.

The allocation of the purchase price is preliminary. The valuation of property and equipment, intangibles, deferred income taxes, and residual goodwill is not complete, pending the completion of the final valuation reports. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). As part of the Transactions, the Company also entered into the Credit Agreement and the BH Lease, as described above. The Company concluded that these agreements were not separate from the Transactions and evaluated these agreements for off-market terms and no such terms were identified. As such, the consideration for the acquisitions was limited to cash consideration, as shown below.

The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Transactions.

(in Thousands)	Estimated fair value as previously reported (a)	Measurement period adjustments	Fair value as adjusted
Cash and cash equivalents	22,293	—	22,293
Current assets	52,559	(886)	51,673
Other assets	12,167	3,543	15,710
Property and equipment	42,952	33	42,985
Operating lease assets	7,445	101	7,546
Advertiser relationships	38,780	(10,820)	27,960
Subscriber relationships	36,060	(7,860)	28,200
Commercial print relationships	17,130	2,450	19,580
Mastheads	21,680	(1,290)	20,390
Goodwill	63,559	14,577	78,136
Total assets	314,625	(152)	314,473
Current liabilities assumed	(73,451)	1,074	(72,377)
Operating lease liabilities	(6.625)	(921)	(7,546)
Other liabilities assumed	(2,246)	—	(2,246)
Pension obligations	(43,503)	—	(43,503)
Postemployment benefit obligations	(36,800)	—	(36,800)
Total liabilities	(162,625)	152	(162,473)
Net assets	152,000	—	152,000
Less: acquired cash	(22,293)	—	(22,293)
Total consideration less acquired cash	129,707	—	129,707

(a) As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2020.

For the 52 weeks ended September 27, 2020, the revenue and net income included in the Consolidated Income Statement related to the acquirees were $200,751,000 and $13,166,000, respectively. Acquired net income includes interest expense, net of taxes, of $4,744,000 for the 52 weeks ended September 27, 2020, respectively, which is associated with the cost of financing the acquisitions.

The Company had various measurement period adjustments due to additional knowledge gained since March 29, 2020. The significant adjustments included $10,820,000 decrease to Advertiser relationships and $7,860,000 decrease to Subscriber relationships due to updates in assumptions related to the forecast and attrition rates, both were offset by increases to Goodwill. The change in other assets related to a $1,800,000 reclassification from current assets that was identified during management's review.

Pro Forma Information (Unaudited)

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on October 1, 2018, the first day of fiscal year 2019.

	Unaudited
	September 27,	September 29,
(Thousands of Dollars, Except Per Share Data)	2020	2019
Total revenues	821,793	973,143
Income attributable to Lee Enterprises, Incorporated	17,632	20,715
Earnings per share - diluted	0.31	0.36

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

The only material, nonrecurring adjustments made relate to the write-off of previously unamortized debt-issuance costs as of October 1, 2018 which resulted in a $7,693,000 decrease to net income for the 52 weeks ended September 29, 2019 and a $8,973,000 increase to net income for the 52 weeks ended September 27, 2020.  No other periods were affected by the adjustments.

3     REVENUE

The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	September 27, 2020	September 29, 2019	September 30, 2018

Advertising and marketing services revenue	289,655	265,933	303,446
Subscription Revenue	265,939	186,691	195,108
TownNews and other digital services revenue	20,478	19,637	16,328
Other revenue	41,932	37,593	29,073
Total operating revenue	618,004	509,854	543,955

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

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $60,271,000 as of  September 27, 2020 and $21,720,000 as of September 29, 2019. Revenue recognized in the 52 weeks ended  September 27, 2020 that was included in the contract liability as of  September 29, 2019 was $21,549,000.

Contract asset balances relate to our Management Agreement revenue was $1,107,000 as of September 29, 2019 and consisted solely of the variable portion of the contract. As a result of the Transactions, we had no contract balances as of September 27, 2020. In conjunction with the execution of the Purchase Agreement, the previously recorded contract asset balance was collected on March 16, 2020. Accounts receivable, excluding allowance for doubtful accounts and contract assets, was $66,029,000 and $47,863,000 as of  September 27, 2020 and  September 29, 2019 respectively. Allowance for doubtful accounts was $13,431,000 and $6,434,000 as of  September 27, 2020 and September 29, 2019, respectively.

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

Summarized financial information of TNI is as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

ASSETS
Current assets	2,643	3,484
Investments and other assets	998	1,350
Total assets	3,641	4,834

LIABILITIES AND MEMBERS' EQUITY
Total liabilities	4,663	5,924
Members' equity	(1,022)	(1,090)
Total liabilities and members' equity	3,641	4,834

Summarized results of TNI are as follows:

(Thousands of Dollars)	2020	2019	2018

Operating revenue	37,101	43,532	47,165
Operating expenses	29,673	34,224	37,090
Net income	7,428	9,308	10,075

Company's 50% share	3,714	4,654	5,038
Less amortization of intangible assets	209	418	418
Equity in earnings of TNI	3,505	4,236	4,620

TNI makes weekly distributions of its earnings. We received $3,176,000, $4,245,000  and $5,814,000  in distributions in 2020, 2019 and 2018, respectively.

At September 27, 2020, the carrying value of the Company's 50% investment in TNI is $15,069,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $3,090,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 5.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

ASSETS
Current assets	10,113	8,796
Investments and other assets	29,952	31,134
Total assets	40,065	39,930

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	8,540	5,912
Other liabilities	5,862	6,064
Stockholders' equity	25,663	27,954
Total liabilities and stockholders' equity	40,065	39,930

Summarized results of MNI are as follows:

(Thousands of Dollars)	2020	2019	2018

Operating revenue	48,056	56,790	59,670
Operating expenses, excluding restructuring costs, depreciation and amortization	46,845	48,121	49,598
Restructuring costs	274	355	383
Depreciation and amortization	697	1,018	1,149
Operating income	240	7,296	8,540
Net income	(204)	5,770	9,257
Equity in earnings of MNI	(102)	2,885	4,629

MNI makes quarterly distributions of its earnings. We received $1,300,000, $3,350,000  and 3,400,000  in distributions in 2020, 2019 and 2018, respectively.

We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $6,152,000, $6,636,000 and $6,718,000, in 2020, 2019 and 2018, respectively.

At September 27, 2020, the carrying value of the Company's 50% investment in MNI is $12,600,000.

5    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2020	2019

Goodwill, gross amount	1,539,038	1,534,905
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	250,309	246,176
Goodwill acquired in business combinations	78,136	4,133
Goodwill, end of year	328,445	250,309

Identified intangible assets related to continuing operations consist of the following:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Non-amortized intangible assets:
Mastheads	40,459	21,883
Amortizable intangible assets:
Customer and newspaper subscriber lists	774,604	697,145
Less accumulated amortization	632,457	611,786
	142,147	85,359
Non-compete and consulting agreements	28,656	28,675
Less accumulated amortization	28,582	28,524
	74	151
	182,680	107,393

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

All of the Company’s goodwill is attributed to the single reporting unit with negative carrying value. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was significantly in excess of carrying value and as such, there was no impairment in 2020 and 2019.

In 2020, due to continuing revenue declines, cost of debt, and debt to equity weighting, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. We also recorded pretax charges to reduce the carrying value of other assets in 2018. No such charges occurred in 2019. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2020	2019	2018

Continuing operations:
Non-amortized intangible assets	972	—	—
Property, equipment and other assets	—	—	267
	972	—	267

The Company recognized $27,960,000 of advertiser relationships, $28,200,000 of subscriber relationships, $19,580,000 of commercial print relationships and $20,390,000 of indefinite-lived masthead assets as part of the Transactions.

Annual amortization of intangible assets for the years ending September 2021 to September 2025 is estimated to be $22,617,000, $20,451,000, $19,654,000, $17,920,000, and $12,897,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 10.5 years.

The Company recognized $78,136,000 of Goodwill as part of the Transactions. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax, purposes, the amount of Goodwill that is expected to be deductible is $41,734,000. Refer to Note 2 for more information regarding preliminary purchasing accounting for the Transactions.

6     DEBT

On March 16, 2020 concurrent with closing the Transactions, the Company completed a comprehensive refinancing of its debt (the "2020 Refinancing"). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC ("BH Finance"), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as "Credit Agreement" and "Term Loan"). The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431,502,000 in existing debt as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this transaction, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company's outstanding debt at par, including:

•	To redeem the 9.5% senior secured notes ("Notes") pursuant to an indenture dated as of March 31, 2014 (the "Indenture"); and

•	To repay the 12.0% second lien term loan pursuant to a Second Lien Term Agreement dated as of March 31, 2014, as amended (the "2nd Lien Term Loan").

 There was no gain or loss recognized upon extinguishment of the Indenture, 1st and 2nd Lien Term Loan.

As a result of the 2020 Refinancing, the Indenture, First Lien Credit Agreement dated as of March 31, 2014 (the "1st Lien Credit Facility") and 2nd Lien Loan Agreement were terminated. The Credit Agreement documents the primary terms of the Term Loan. The Term Loan matures on March 15, 2045.

Debt is summarized as follows:

			Interest Rates (%)
	September 27	September 29	September 27
(Thousands of Dollars)	2020	2019	2020

Term Loan	538,290	—	9.00
Revolving Facility	—	—	—
1st Lien Term Loan	—	—	—
Notes	—	363,420	—
2nd Lien Term Loan	—	80,207	—
	538,290	443,627
Unamortized debt issue costs	—	(11,282)
Less current maturities of long-term debt	13,733	2,954
Total long-term debt	524,557	429,391

As part of our refinancing, we incurred approximately $417,000 in debt financing costs, which are reflected in Debt financing and administrative costs. On March 16, 2020, we recognized $9,583,000 in Debt financing and administrative costs related to previously unamortized debt issuance costs related to the extinguished debt.

Our weighted average cost of debt at September 27, 2020, is 9.0%.

At September 27, 2020, debt was reduced $37,710,000 from the 2020 Refinancing, mainly due from Excess Cash Flow, as defined in the Credit Agreement. In addition, $1,000,000 from asset sales was used to pay debt through September 27, 2020. Excess Cash Flow in the fourth quarter totaled $13,733,000 and was paid in the 13-weeks ended December 27, 2020. This is shown as the Current maturities of long-term debt. Future payments are contingent on the Company's ability to generate future Excess Cash Flow.

Interest

Interest on the Term Loan bears interest at a fixed annual rate of 9.0%, payable monthly, and matures in March 2045.

Principal Payments

Voluntary pre-payments under the Credit Agreement are not subject to call premiums and are payable at par.

Excluding the Excess Cash Flow payments described below, there are no scheduled mandatory principal payments required under the Credit Agreement. The Company is required to make mandatory pre-payments of the Term Loan as follows:

•

The Company must prepay the Term Loan in an aggregate amount equal to 100% of any Net Cash Proceeds received by the Company or any Subsidiary from a sale, transfer, license, or other disposition of any property of the Company or any subsidiary in excess of $500,000 in any ninety (90) day period.

•

Beginning on June 28, 2020, the Company is required to prepay the Term Loan with excess cash flow, defined as cash on the balance sheet at quarter end in excess of $20,000,000 ("Excess Cash Flow"). Excess Cash Flow is used to prepay the Term Loan, at par, and is due within 50-days of quarter end.

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

Covenants and Other Matters

The Credit Agreement contains certain customary representations and warranties, certain affirmative and negative covenants and certain conditions. Certain existing and future direct and indirect material domestic subsidiaries of the Company are guarantors of the Company's obligations under the Credit Agreement.

The Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interests. Further, the Credit Agreement restricts or limits, among other things, subject to certain exceptions, the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) make certain investments, (iii) enter into mergers, acquisitions and asset sales, (iv) incur or create liens and (v) enter into transactions with certain affiliates. The Credit Agreement contains various representations and warranties by the Company and may be terminated upon the occurrence of certain events of default, including non-payment. The Credit Agreement also contains cross-default provisions tied to other agreements with BH Finance entered into by the Company and its subsidiaries in connection with the 2020 Refinancing.

Security

The Term Loan is fully and unconditionally guaranteed on a joint and several first-priority basis by the Company's material domestic subsidiaries (the "Subsidiary Guarantors", but excluding MNI and TNI,), pursuant to a Guarantee and Collateral agreement dated as of March 16, 2020 (the "Guarantee and Collateral Agreement"). The Term Loan and the subsidiary guarantees are secured, subject to certain exceptions, priorities and limitations, by perfected security interests in substantially all property and assets, including certain real estate, of the Company and Subsidiary Guarantors.

Also, the Term Loan is secured, subject to certain exceptions, priorities and limitations in the various agreements, by first-priority security interests in the capital stock of, and other equity interests owned by, the Company and the Subsidiary Guarantors (excluding the capital stock of MNI and TNI).

Warrants

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the "Warrant Agreement"). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the "Warrants"). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 13.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated as of March 14, 2014 (the "Registration Rights Agreement"). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to maintain the effectiveness for certain specified periods of a shelf registration statements related to the shares of Common Stock to be issues upon exercise of the Warrants.

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $11,282,000, $5,773,100 and $4,769,000 in 2020, 2019 and 2018, respectively. In connection with the Transactions, we accelerated recognition of the unamortized debt financing costs of $9,583,000 in 2020.

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

Our liquidity, consisting of cash on the balance sheet, totals $33,733,000 at September 27, 2020. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants as defined above, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 27, 2020.

7     PENSION PLANS

We have several non-contributory defined benefit pension plans that together cover selected employees. Benefits under the plans were generally based on salary and years of service. Effective in 2012 for Legacy Lee (as defined above), substantially all benefits are frozen and only a small amount of additional benefits are being accrued. Our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments, and cash.

In connection with the Transactions, we acquired four additional defined pension plans related to Buffalo News. The addition of these four plans significantly increased our benefit obligation in 2020.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2020	2019	2018

Service cost for benefits earned during the year	1,361	36	48
Interest cost on projected benefit obligation	7,577	6,563	5,754
Expected return on plan assets	(12,986)	(8,073)	(7,933)
Amortization of net loss	3,166	1,135	2,025
Amortization of prior service benefit	(6)	(100)	(136)
Net periodic pension cost (benefit)	(888)	(439)	(242)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2020	2019

Benefit obligation, beginning of year	192,369	176,531
Business combination	195,834	—
Service cost	1,361	36
Interest cost	7,577	6,563
Actuarial loss (gain)	20,525	20,687
Benefits paid	(16,246)	(11,448)
Administrative expenses paid	(39)	—
Benefit obligation, end of year	401,381	192,369
Fair value of plan assets, beginning of year:	146,999	151,255
Business combination	152,331	—
Actual return on plan assets	44,933	8,705
Benefits paid	(16,246)	(11,448)
Administrative expenses paid	(2,794)	(2,163)
Employer contributions	6,131	650
Fair value of plan assets, end of year	331,354	146,999
Funded status	(70,027)	(45,370)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Pension obligations	(70,027)	(45,370)
Accumulated other comprehensive loss (before income taxes)	(41,344)	(53,066)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Unrecognized net actuarial loss	(41,344)	(53,072)
Unrecognized prior service benefit	-	6
	(41,344)	(53,066)

We expect to recognize $4,018,000 of unrecognized net actuarial loss, in net periodic pension cost in 2021.

The accumulated benefit obligation for the plans total $401,381,000 at  September 27, 2020 and $192,369,000 at September 29, 2019. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $401,381,000, $401,381,000 and $331,354,000, respectively, at  September 27, 2020.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 27	September 29
(Percent)	2020	2019

Discount rate	2.8	3.1

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2020	2019	2018

Discount rate - service cost	3.3	4.2	3.7
Discount rate - interest cost	2.6	3.9	3.1
Expected long-term return on plan assets	6.0	5.5	5.5

For 2020, the expected long-term return on plan assets is 6.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Plan Assets

The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation, reinvestment of dividend and interest income, and safety of invested funds.

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

The weighted-average asset allocation of our pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
	September 27	September 27	September 29
Asset Class	2020	2020	2019

Equity securities	50	48	49
Debt securities	35	33	34
TIPS	5	5	5
Hedge fund investments	10	10	10
Cash and cash equivalents	—	4	2

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. Buffalo News assets are excluded from the table above as we are still converting their asset allocation from their previous policy to align with Legacy Lee. Buffalo news asset allocation consists of 92% equity securities, 2% debt securities, and 6% of cash and equivalents. As of September 27, 2020 Buffalo News had no policy for asset allocation.

Fair Value Measurements

The fair value hierarchy of pension assets at  September 27, 2020 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	17,287	—	—
Domestic equity securities	5,500	151,584	60,333	—
International equity securities	—	6,893	7,396	—
Emerging equity securities	—	7,225	—	—
TIPS	—	6,967	—	—
Debt securities	—	22,253	32,167	—
Hedge fund investments	15,977	—	—	—

The fair value hierarchy of pension assets at  September 29, 2019 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	2,970	—	—
Domestic equity securities	9,524	8,971	40,593	—
International equity securities	—	6,525	7,283	—
TIPS	—	6,918	—	—
Debt securities	—	26,392	24,190	—
Hedge fund investments	15,733	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2020 or 2019. Pension assets included in the fair value hierarchy at net asset value, or "NAV", include three investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $5,500,000 and $9,524,000 as of September 27, 2020 and September 29, 2019, respectively. We can redeem this fund on a monthly basis.

•

Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $7,096,000 and $7,923,000 as of September 27, 2020 and September 29, 2019, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $8,881,000 and $7,810,000 as of September 27, 2020 and September 29, 2019, respectively. We can redeem up to 50% of our investment in this fund twice per year.

Cash Flows

Based on our forecast at September 27, 2020, we expect to make contributions of $3,190,000 to our pension trust in 2021.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2021	22,881
2022	22,385
2023	22,548
2024	22,630
2025	22,511
2026-2030	109,885

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $1,483,000 and $1,667,000 at September 27, 2020 and September 29, 2019, respectively.

8     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2020	2019	2018

Service cost for benefits earned during the year	500	—	—
Interest cost on projected benefit obligation	869	412	365
Expected return on plan assets	(1,060)	(1,082)	(1,080)
Amortization of net actuarial gain	(743)	(976)	(984)
Amortization of prior service benefit	(647)	(723)	(785)
Curtailment gains	—	—	(2,031)
Net periodic postretirement benefit	(1,081)	(2,369)	(4,515)

In March 2017, we notified certain participants in one of our postemployment medical plans of changes to their plan, which included notice that the plan will terminate on December 31, 2017. These changes resulted in a non-cash curtailment gain of $2,031,000 in 2018. The curtailment gain is recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income and Comprehensive Income. These charges also reduced the postemployment benefit obligation by $7,036,000 and reduced accumulated other comprehensive loss by $106,000 in 2018.

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2020	2019

Benefit obligation, beginning of year	11,752	11,756
Business combination	36,800	—
Service cost	500	—
Interest cost	869	412
Actuarial loss (gain)	(982)	1,033
Benefits paid, net of premiums received	(1,374)	(1,507)
Medicare Part D subsidies	72	58
Benefit obligation, end of year	47,637	11,752
Fair value of plan assets, beginning of year	24,135	24,647
Business combination	—	—
Actual return on plan assets	1,594	2,097
Employer contributions	646	222
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,077)	(1,449)
Benefits paid for active employees	(438)	(1,382)
One time asset transfer	846
Fair value of plan assets at measurement date	25,706	24,135
Funded status	(21,931)	12,383

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Non-current assets	15,241	12,383
Postretirement benefit obligations	(37,172)	—
Accumulated other comprehensive income (before income tax benefit)	14,269	14,818

Amounts recognized in accumulated other comprehensive income are as follows:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Unrecognized net actuarial gain	4,826	4,970
Unrecognized prior service benefit	9,443	9,848
	14,269	14,818

We expect to recognize $687,000 and $647,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2021.

Assumptions

Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

	September 27	September 29
(Percent)	2020	2019

Discount rate	2.7	2.8
Expected long-term return on plan assets	4.5	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2020	2019	2018

Discount rate - service cost	3.4	4.0	3.4
Discount rate - interest cost	2.8	3.7	2.8
Expected long-term return on plan assets	4.5	4.5	4.5

For 2020, the expected long-term return on plan assets is 4.5%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

	September 27	September 29
(Percent)	2020	2019

Health care cost trend rates	6.4	8.5
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2030	2027

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plans. A one percentage point change in assumed health care cost trend rates would have the following annualized effects on reported amounts for 2020:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease

Effect on net periodic postretirement benefit	454	(344)
Effect on postretirement benefit obligation	6,524	(5,216)

Plan Assets

Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at  September 27, 2020 and  September 29, 2019 is $671,000 and $1,955,000, respectively, which are included within the tables below.

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
		September 27	September 29
Asset Class	September 27 2020	2020	2019

Equity securities	20	20	18
Debt securities	70	70	68
Hedge fund investment	10	10	14
Cash and cash equivalents	—	—	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at  September 27, 2020 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	59	—	—
Domestic equity securities	590	2,868	—	—
Emerging equity securities	—	539	—	—
International equity securities	—	579	759	—
Debt securities	—	18,229	—	—
Hedge fund investment	2,754	—	—	—

The fair value hierarchy of postretirement assets at September 29, 2019 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	—	—	—
Domestic equity securities	778	2,640	—	—
International equity securities	—	628	750	—
Debt securities	—	17,707	—	—
Hedge fund investment	3,587	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2020 or 2019. Postretirement assets included in the fair value hierarchy at net asset value, or "NAV", include two investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $590,000 and $778,000 as of 9/27/2020 and 9/29/2019, respectively. We can redeem this fund on a monthly basis.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $2,754,000 and $3,587,000 as of 9/27/2020 and 9/29/2019, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows

Based on our forecast at September 27, 2020, we do not expect to contribute to our postretirement plans in 2021.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

		Less
		Medicare
	Gross	Part D	Net
(Thousands of Dollars)	Payments	Subsidy	Payments

2021	2,339	(57)	2,282
2022	2,332	(54)	2,278
2023	2,328	(51)	2,277
2024	2,304	(48)	2,256
2025	2,269	(44)	2,225
2026-2030	10,908	(166)	10,742

Postemployment Plan

Our postemployment benefit obligation, which represents certain disability benefits, is $2,371,000 at  September 27, 2020 and $2,550,000 at September 29, 2019.

Subsequent Events (Unaudited)

In October, 2020, we eliminated retiree medical benefits to certain employees. The elimination of postretirement medical coverage resulted in non-cash curtailment gains of $23,800,000, which will be recognized in the 13-weeks ended December 27, 2020. Curtailment gains were calculated by revaluation of plan liabilities after consideration of other plan changes.

9    OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

Retirement and compensation plan costs, including costs related to stock based compensation and the defined contribution retirement plan, charged to continuing operations are $4,141,000 in 2020, $3,849,000 in 2019 and $4,430,000 in 2018.

Multiemployer Pension Plans

We contributed to five multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBAs"). The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:

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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
								Expiration Dates of
Pension Plan	2020	2019	Status	2020	2019	2018	Surcharge Imposed	CBAs

GCIU- Employer Retirement Fund	Red	Red	Implemented	87	98	107	No	3/24/2022

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Green	Green	N/A	31	30	29	N/A	2/28/2021

CWA/ITU negotiated Pension Plan	Red	N/A	N/A	456	—	—	No	6/10/2022
								1/13/2022

IAM National Pension Fund	Green	N/A	N/A	86	—	—	N/A	4/18/2021
								12/19/2020

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers	Green	N/A	N/A	52	—	—	N/A	12/16/2020

The Company has effectuated withdrawals from several multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts excluding multiemployer plan benefits are ratified. As of September 27, 2020 and September 29, 2019, we had $11,473,000 and $7,359,000 withdrawal liabilities recorded in Other Liabilities in our Consolidated Balance Sheets. The liabilities reflect the estimated net present value of payments to the fund, payable over 20-years.

Several multiemployer plans have CBA's that expire in the next twelve months. It is reasonably possible that if the Company is unable to renegotiate these agreements employees could go on strike which could disrupt the normal operations of the Company.

Subsequent Events (unaudited)

In October 2020, we effectuated a withdrawal from a multiemployer plan at our Buffalo subsidiary. We estimate a withdrawal liability of $12,300,000 that will be recorded in the 13-weeks ended December 27, 2020.

10     COMMON STOCK AND CLASS B COMMON STOCK

Common Stock

The par value of our Common Stock was changed from $2.00 per share to $0.01 per share effective January 30, 2012. Holders of our previous 2nd lien agreement shared in the issuance of 6,743,640 shares of our Common Stock, an amount equal to 13% of outstanding shares on a pro forma basis as of January 30, 2012.

In connection with the previous 2nd Lien Term Loan, we entered into the Warrant Agreement. Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of Warrants to purchase, in cash, 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions. The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share.

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 27, 2020, the fair value of the Warrants is $363,000.

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

11    STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $1,042,000, $1,638,000 and $1,857,000, in 2020, 2019 and 2018, respectively.

At September 27, 2020, we have reserved 4,232,000 shares of Common Stock for issuance to employees under an incentive and nonstatutory stock option and restricted stock plan approved by stockholders of which 3,804,000 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2020	2019	2018

Under option, beginning of year	809	1,100	1,271
Exercised	—	(93)	(131)
Canceled	(396)	(198)	(40)
Under option, end of year	413	809	1,100
Exercisable, end of year	413	809	1,100

Weighted average prices of stock options are as follows:

(Dollars)	2020	2019	2018

Exercised	—	2.06	1.42
Cancelled	2.53	2.08	2.49
Under option, end of year	1.14	1.82	1.88

A summary of stock options outstanding at  September 27, 2020 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

1 - 2	412	1.7	1.14	412	1.14
2 - 3	—	—	—	—	—
	412	1.7	1.14	412	1.14

There is no unrecognized compensation expense for unvested stock options at September 27, 2020.

The stock options outstanding have no aggregate intrinsic value at  September 27, 2020.

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2020	2019	2018

Outstanding, beginning of year	1,477	2,059	2,478
Granted	720	788	587
Vested	(605)	(1,337)	(936)
Forfeited	(42)	(33)	(70)
Outstanding, end of year	1,550	1,477	2,059

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2020	2019	2018

Outstanding, beginning of year	2.49	2.31	2.69
Granted	1.62	2.18	2.33
Vested	2.34	2.03	3.31
Forfeited	2.44	2.13	2.85
Outstanding, end of year	2.15	2.49	2.31

Total unrecognized compensation expense for unvested restricted Common Stock at  September 27, 2020 is $1,241,000, which will be recognized over a weighted average period of 1.3 years.

In December 2020, we expect to issue shares of 600,000 restricted Common Stock to employees. All restrictions with respect to these shares lapse in December 2023.

Stock Purchase Plans

We have 270,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 8,700 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2020, 2019 or 2018.

12    INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2020	2019	2018

Current:
Federal	8,779	8,763	275
State	(11)	1,171	875
Deferred	(4,665)	(2,003)	(17,378)
	4,104	7,931	(16,228)

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2020	2019	2018

Computed “expected” income tax expense (benefit)	21.0	21.0	24.7
State income tax expense, net of federal tax impact	21.7	1.3	2.6
Net income of associated companies taxed at dividend rates	(18.3)	(3.9)	(5.1)
Resolution of tax matters	(30.5)	1.7	(8.4)
Remeasurement due to rate changes	24.0	—	—
Non-deductible expenses	19.4	3.4	2.9
Valuation allowance	110.0	10.8	9.9
Warrant valuation	(7.3)	(0.6)	0.2
Revaluation of deferred income taxes due to law charges	—	—	(79.1)
Other	4.4	(0.4)	(0.4)
	144.4	33.3	(52.7)

Net deferred income tax liabilities consist of the following components:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Deferred income tax liabilities:
Property and equipment	(18,646)	(14,424)
Identified intangible assets	(16,765)	(15,358)
ASC 842 - Leases DTL	(18,669)	—
Investments	(6,154)	(3,164)
	(60,234)	(32,946)
Deferred income tax assets:
Allowance for doubtful accounts	1,733	1,279
Pension and postretirement benefits	7,075	2,048
Long-term debt	350	(9,219)
Interest deduction limitation	5,383	4,255
Operating loss carryforwards	28,240	41,610
ASC 842 - Leases DTA	18,675	—
Accrued compensation	13,142	1,810
Accrued expenses	1,673	426
Other	430	844
	76,701	43,053
Valuation allowance	(31,675)	(39,913)
Net deferred income tax liabilities	(15,208)	(29,806)

All deferred taxes are categorized as non-current.

A reconciliation of 2020 and 2019 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2020	2019

Balance, beginning of year	18,252	16,104
Increases (decreases) in tax positions for prior years	(331)	33
Increases in tax positions for the current year	9,825	2,472
Lapse in statute of limitations	(738)	(357)
Balance, end of year	27,008	18,252

Approximately $10,319,000 and $10,665,000 of the gross unrecognized tax benefit balances for 2020 and 2019, respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $12,518,000 at September 27, 2020. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,000,000 at  September 27, 2020 and $848,000 at September 29, 2019. There were no amounts provided for penalties at  September 27, 2020 or September 29, 2019.

At September 27, 2020, we had a deferred tax asset of $5,383,000 related to disallowed interest expense.

No significant income tax audits are currently in progress and the Company has not received any notices of intent to audit. Certain of the Company's state income tax returns for the year ended September 29, 2014 are open for examination. The Federal and remaining state returns are open beginning with the September 28, 2015 year.

At September 27, 2020, we have state tax benefits of approximately $46,066,000 in net operating loss ("NOL") carryforwards that expire between 2021 and 2040. These NOL carryforwards result in a deferred income tax asset of $36,392,000 at September 27, 2020, a portion of which is offset by a valuation allowance.

13    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $4,226,000, including our 16.7% ownership of the non-voting common stock and 0.7% of the voting common stock of TCT, which represents 8.7% of total TCT stock, and a private equity investment, are carried at cost. As of September 27, 2020, the approximate fair value of the private equity investment is $702,000 which is a level 3 fair value measurement.

At  September 27, 2020 we had no floating rate debt. Our fixed rate debt consists of $538,290,000 principal amount of the Term Note. At September 27, 2020, based on market quotations, the fair value approximates carrying value. This represents a Level 2 fair value measurement.

As discussed more fully in Notes 6 and 10, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 27, 2020, September 29, 2019 and September 30, 2018 is $363,000, $1,195,000 and $1,807,000, respectively. In other, net non-operating income (expense) in the Consolidated Statements of Income and Comprehensive Income, we recognized income of $832,000 in 2020, income of $612,000 in 2019 and expense of $226,000 in 2018, for adjustments in the fair value of the Warrants.

The following assumptions were used to estimate the fair value of the Warrants:

	2020	2019	2018

Volatility (Percent)	84	48	31
Risk-free interest rate (Percent)	0.12	1.58	2.91
Expected term (Years)	1.5	2.5	3.5
Estimated fair value (Dollars)	0.06	0.20	0.3

14    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2020	2019	2018

Income attributable to Lee Enterprises, Incorporated:	(3,106)	14,268	45,766

Weighted average Common Stock	58,105	57,648	57,009
Less non-vested restricted Common Stock	(1,536)	(2,083)	(2,307)
Basic average Common Stock	56,569	55,565	54,702
Dilutive stock options and restricted Common Stock	367	1,319	1,246
Diluted average Common Stock	56,936	56,884	55,948
Earnings per common share:
Basic:	(0.05)	0.26	0.84
Diluted	(0.05)	0.25	0.82

For 2020 we had 6,000,000 weighted average shares not considered in the computation of diluted earnings per share because the Company recorded net losses. For 2019 and 2018, we had 6,384,000 and 7,206,000 weighted average shares, respectively, not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

15    ALLOWANCE FOR DOUBTFUL ACCOUNTS

Valuation and qualifying account information related to the allowance for doubtful accounts receivable related to continuing operations is as follows:

(Thousands of Dollars)	2020	2019	2018

Balance, beginning of year	6,434	4,806	4,796
Additions charged to expense	8,607	2,751	1,952
Deductions from reserves	(1,610)	(1,123)	(1,942)
Balance, end of year	13,431	6,434	4,806

16    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

	September 27	September 29
(Thousands of Dollars)	2020	2019

Compensation	16,915	9,170
Retirement plans	2,317	2,637
Other	25,046	5,904
	44,278	17,711

Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2020	2019	2018

Interest	49,518	47,555	52,180
Debt financing and reorganization costs	707	1,773	437
Income tax payments, net	446	8,439	464

Accumulated other comprehensive income (loss), net of deferred income taxes at  September 27, 2020 and September 29, 2019, is related to pension and postretirement benefits.

17    COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At September 27, 2020, we had construction and equipment purchase commitments totaling approximately $2,050,000.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 12.

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

Multiemployer Pension Plans

We have effectuated withdrawals from various multiemployer plans, and as a result, we are subject to a claim from the multiemployer pension plan for a withdrawal liability. The amount and timing of such liability will be dependent on actions taken, or not taken, by the Company and the pension plan, as well as the future investment performance and funding status of the plan. Any withdrawal liabilities determined are funded over a period of 20 years.

Restructuring Costs and Other

We have recognized $13,751,000 of expense related to restructuring costs and other. This amount consists of an estimated withdrawal impact of $4,400,000, severance expense of $6,272,000, transition costs related to the Transactions of $1,807,000, and other of $1,272,808. We did not have a significant restructuring liability as of September 27, 2020 or September 29, 2019.

18    LEASES

We lease certain real estate, vehicles, and equipment. Our leases have a remaining lease terms of 1 to 40 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

As of September 27, 2020, our Consolidated balance sheets include $70,933,000 of operating lease right-to-use assets, $8,577,000 of short-term operating lease liabilities included in Other current liabilities, and $62,374,000 of long-term operating lease liabilities.

Total lease expense consists of the following:

(Thousands of Dollars)	September 27, 2020
Operating lease costs	10,148
Variable lease costs	1,911
Short-term lease costs	426
Total Operating Lease Expense	12,485

Supplemental cash flow information related to our operating leases was as follows:

(Thousands of Dollars)	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	10,003
Right-of-use assets obtained in exchange for operating lease liabilities	1,630

As of September 27, 2020, maturities of lease liabilities were as follows:

(Thousands of Dollars)	September 27, 2020
2021	14,438
2022	12,103
2023	11,213
2024	10,538
2025	9,763
Thereafter	41,390
Total lease payments	99,445
Less: interest	(28,494)
Present value of lease liabilities	70,951

As of the year ended September 29, 2019, minimum lease payments during the five years ending September 2024 and thereafter were $3,403,000, $2,290,000, $2,238,000, $1,637,000, $1,367,000, and $4,991,000, respectively.

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

September 27, 2020
Weighted average remaining lease term (years)	8.64
Weighted Average discount rate	8.24%

19    QUARTERLY FINANCIAL DATA (UNAUDITED)

Per share amounts may not add due to rounding.

	Quarter Ended
(Thousands of Dollars, Except Per Common Share Data)	December	March	June	September

2020

Operating revenue	122,343	121,367	182,528	191,766

Net income (loss)	5,717	(4,990)	(727)	(1,261)

Income (loss) attributable to Lee Enterprises, Incorporated	5,320	(5,367)	(1,275)	(1,784)

Earnings (loss) per common share:
Basic	0.09	(0.09)	(0.02)	(0.03)
Diluted	0.09	(0.09)	(0.02)	(0.03)

2019

Operating revenue	136,201	122,704	127,284	123,665

Net income (loss)	10,719	(2,327)	6,172	1,345

Income (loss) attributable to Lee Enterprises, Incorporated	10,361	(2,678)	5,766	819

Earnings (loss) per common share:
Basic	0.19	(0.05)	0.10	0.01
Diluted	0.18	(0.05)	0.10	0.01

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lee Enterprises, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 27, 2020 and September 29, 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 52-week period ended September 27, 2020, the 52-week period ended September 29, 2019, and the 53-week period ended September 30, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of its operations and its cash flows for the 52-week period ended September 27, 2020, the 52-week period ended September 29, 2019, and the 53-week period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for leases as of September 30, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and related updates, which established Accounting Standard Codification Topic 842, Leases.

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

December 11, 2020

EXHIBIT INDEX

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-K.

Number	Description

3.1 *	Amended and Restated Certificate of Incorporation of Lee Enterprises, Incorporated effective as of January 30, 2012 (Exhibit 3.1 to Form 8-K filed on February 3, 2012)

3.2 *	Second Amended and Restated By-Laws of Lee Enterprises, Incorporated effective as of June 26, 2019 (Exhibit 3.1 to Form 8-K filed June 27, 2019)

4.1 *	Form of Indenture of Lee Enterprises, Incorporated (Exhibit 4.3 to Form S-3 Registration Statement filed on February 10, 2020)

4.2 *

Warrant Agreement dated as of March 31, 2014 between Lee Enterprises, Incorporated and Equiniti Trust Company (formerly Wells Fargo Bank, National Association) (Exhibit 4.2 to Form 8-K filed on April 4, 2014)

4.3 *

Registration Rights Agreement dated as of March 31, 2014 among Lee Enterprises, Incorporated, Mudrick Capital Management, LP, Hawkeye Capital Management, LLC, Cohanzick Management, LLC, Aristeia Capital, L.L.C., CVC Credit Partners, LLC, Franklin Mutual Advisors, LLC and Wingspan Master Fund, LP (Exhibit 4.3 to Form 8-K filed on April 4, 2014)

10.1 *	Asset and Stock Purchase Agreement dated January 29, 2020 by and among Lee Enterprises, Incorporated, Berkshire Hathaway Inc. and BH Media Group, Inc. (Exhibit 10.1 to Form 8-K filed on January 29, 2020)

10.2 *	Credit Agreement dated January 29, 2020 by and between Lee Enterprises, Incorporated and BH Finance LLC (Exhibit 10.2 to Form 8-K filed on January 29, 2020)

10.3 *	Form of Lease Agreement by and between Lee Enterprises, Incorporated and BH Media Group, Inc. (Exhibit 10.3 to Form 8-K filed on January 29, 2020)

10.4 *	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.5 *

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

10.8 *

Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.9 *	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.10 *	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.11 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

Number	Description

10.12 *	Non-Confidentiality Agreement, dated as of May 1, 2000 (Exhibit 10.10 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.13.1+ *	Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (effective February 19, 2020) (Exhibit 4.2 to Registration Statement on Form S-8 (Reference No. 333-237605) filed on April 8, 2020)

10.13.2+*	Form of Restricted Stock Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.2 to Form 8-K filed on February 23, 2016)

10.13.3+ *	Form of Incentive Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.3 to Form 8-K filed on February 23, 2016)

10.13.4+ *	Form of Non-Qualified Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.4 to Form 8-K filed on February 23, 2016)

10.14 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.15+ *	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.16.1+*	Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its President and Chief Executive Officer (Exhibit 10.31.2 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.16.2+*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.17+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.18+*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

21	Subsidiaries and associated companies

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2020.

LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 11th day of December 2020.

Signature

/s/ Richard R. Cole	Director
Richard R. Cole

/s/ Steven C. Fletcher	Director
Steven C. Fletcher

/s/ Margaret R. Liberman	Director
Margaret R. Liberman

/s/ Mary E. Junck	Director
Mary E. Junck

/s/ Brent M. Magid	Director
Brent Magid

/s/ William E. Mayer	Director
William E. Mayer

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ David T. Pearson	Director
David T. Pearson

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Gregory P. Schermer	Director
Gregory P. Schermer

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Timothy R. Millage