Form 10-Q
period 2020-12-27
LEE ENTERPRISES, Inc
filed 2021-02-05
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 27, 2020

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

Yes ☐     No ☒

As of January 31, 2021, 58,764,532 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2021”, “2020” and the like refer to the fiscal years ended the last Sunday in September.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 27,	September 27,
(Thousands of Dollars)	2020	2020

ASSETS

Current assets:
Cash and cash equivalents	37,142	33,733
Accounts receivable and contract assets, net	68,031	52,598
Inventories	6,957	7,534
Prepaids and other	13,690	14,888
Total current assets	125,820	108,753
Investments:
Associated companies	28,204	27,624
Other	6,424	6,255
Total investments	34,628	33,879
Property and equipment:
Land and improvements	17,964	18,711
Buildings and improvements	116,397	128,475
Equipment	236,332	245,117
Construction in process	3,526	2,323
	374,219	394,626
Less accumulated depreciation	278,643	289,017
Property and equipment, net	95,576	105,609
Operating lease right-of-use assets	71,579	70,933
Goodwill	328,848	328,445
Other intangible assets, net	176,887	182,680
Pension plan assets, net	5,042	4,147
Medical plan assets, net	15,803	15,912
Other	13,132	13,699
Total assets	867,315	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	December 27,	September 27,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2020

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,465	8,577
Current maturities of long-term debt	17,142	13,733
Accounts payable	18,011	17,163
Compensation and other accrued liabilities	54,798	44,278
Income taxes payable	2,940	—
Unearned revenue	60,176	60,271
Total current liabilities	161,532	144,022
Long-term debt, net of current maturities	506,414	524,557
Operating lease liabilities	63,124	62,374
Pension obligations	73,880	75,656
Postretirement and postemployment benefit obligations	15,222	39,543
Deferred income taxes	15,155	15,208
Income taxes payable	18,778	18,048
Warrants and other	25,613	14,282
Total liabilities	879,718	893,690
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 120,000 shares; issued and outstanding:	588	584
December 27, 2020; 58,765 shares; $0.01 par value
September 27, 2020; 58,353 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 30,000 shares; none issued	—	—
Additional paid-in capital	256,593	256,431
Accumulated deficit	(252,627)	(268,529)
Accumulated other comprehensive loss	(18,908)	(20,050)
Total stockholders' deficit	(14,354)	(31,564)
Non-controlling interests	1,951	1,931
Total deficit	(12,403)	(29,633)
Total liabilities and deficit	867,315	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars, Except Per Common Share Data)	2020	2019

Operating revenue:
Advertising and marketing services	102,629	65,727
Subscription	90,508	41,694
Other	18,680	14,922
Total operating revenue	211,817	122,343
Operating expenses:
Compensation	84,163	43,243
Newsprint and ink	7,992	4,736
Other operating expenses	81,767	48,462
Depreciation and amortization	10,441	6,719
Assets loss on sales, impairments and other, net	5,222	814
Restructuring costs and other	3,167	1,632
Total operating expenses	192,752	105,606
Equity in earnings of associated companies	1,743	1,569
Operating income	20,808	18,306
Non-operating income (expense):
Interest expense	(11,882)	(11,115)
Debt financing and administrative costs	—	(1,196)
Curtailment Gain	23,830	—
Pension withdrawal cost	(12,310)	—
Other, net	2,268	1,593
Total non-operating income (expense), net	1,906	(10,718)
Income before income taxes	22,714	7,588
Income tax expense	6,311	1,871
Net income	16,403	5,717
Net income attributable to non-controlling interests	(501)	(397)
Income attributable to Lee Enterprises, Incorporated	15,902	5,320
Other comprehensive income, net of income taxes	1,142	317
Comprehensive income attributable to Lee Enterprises, Incorporated	17,044	5,637
Earnings per common share:
Basic:	0.28	0.09
Diluted:	0.28	0.09

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	584	256,431	(20,050)	(31,564)
Shares issued (redeemed)	—	4	(58)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	588	256,593	(18,908)	(14,354)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	577	255,476	(29,114)	(38,484)
Shares issued (redeemed)	—	4	(379)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive income	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	581	255,642	(28,797)	(32,677)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Cash provided by operating activities:
Net income	16,403	5,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,441	6,719
Curtailment gain	(23,830)	—
Pension withdrawal cost	12,310	—
Stock compensation expense	220	302
Assets loss on sales, impairments and other, net	5,222	814
Distributions (less) than earnings of MNI	(545)	(658)
Deferred income taxes	(353)	(8,328)
Debt financing and administrative costs	—	1,196
Pension contributions	(400)	—
Payments to collateralize letters of credit	(14)	—
Other, net	(184)	(101)
Changes in operating assets and liabilities:
Increase in receivables and contract assets	(14,662)	(8,137)
Decrease in inventories and other	602	280
Increase in accounts payable and other accrued liabilities	7,205	4,016
Decrease in pension and other postretirement and postemployment benefit obligations	(1,523)	(709)
Change in income taxes payable	6,643	10,189
Other, including warrants	836	(939)
Net cash provided by operating activities	18,371	10,361
Cash required for investing activities:
Purchases of property and equipment	(1,738)	(2,458)
Proceeds from sales of assets	2,236	12
Acquisitions, net of cash acquired	—	(1,121)
Distributions (less) than earnings of TNI	(142)	(173)
Other, net	(430)	—
Net cash required for investing activities	(74)	(3,740)
Cash required for financing activities:
Payments on long-term debt	(14,734)	(10,233)
Debt financing and administrative costs paid	—	(193)
Common stock transactions, net	(154)	(372)
Net cash required for financing activities	(14,888)	(10,798)
Net increase (decrease) in cash and cash equivalents	3,409	(4,177)
Cash and cash equivalents:
Beginning of period	33,733	8,645
End of period	37,142	4,468

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 27, 2020 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2020 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 weeks ended December 27, 2020 are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2021”, “2020” and the like refer to the fiscal years ended the last Sunday in September.

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

Purchase Agreement with Berkshire Hathaway

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement (Purchase Agreement) dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (the “Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BHMG’s newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”) for a combined purchase price of $140,000,000 (collectively, the “Transactions”). BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities.

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

In connection with the Transactions, the Company also entered into a 10-year term lease with BHMG.

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

Recently Issued Accounting Standards - Standards Adopted in 2021

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We are required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard was adopted on September 28, 2020 using a modified retrospective approach. This standard did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In August 2018, FASB issued a new standard to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard will be adopted beginning September 27, 2021 using a retrospective approach. The Company is still evaluating the impacts to our financial statement disclosures.

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Advertising and marketing services revenue	102,629	65,727
Subscription revenue	90,508	41,694
TownNews and other digital services revenue	5,622	5,218
Other revenue	13,058	9,704
Total operating revenue	211,817	122,343

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $60,176,000 as of December 27, 2020 and $60,271,000 as of September 27, 2020. Revenue recognized in the 13 weeks ended December 27, 2020 that was included in the contract liability as of September 27, 2020 was $35,955,000.

Accounts receivable, excluding allowance for credit losses was $79,013,000 and $66,029,000 as of December 27, 2020 and September 27, 2020, respectively. Allowance for credit losses was $10,982,000 and $13,431,000 as of December 27, 2020 and September 27, 2020, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Operating revenue	9,400	10,195
Operating expenses	7,005	8,165
Operating income	2,395	2,030
Company's 50% share of operating income	1,198	1,015
Less amortization of intangible assets	—	104
Equity in earnings of TNI	1,198	911

TNI makes weekly distributions of its earnings and for the 13 weeks ended December 27, 2020 and December 29, 2019, we received $1,056,000 and $738,000 in distributions.

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

Summarized results of MNI are as follows:

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Operating revenue	11,922	13,925
Operating expenses, excluding restructuring costs, depreciation and amortization	10,430	12,120
Restructuring costs	106	—
Depreciation and amortization	110	145
Operating income	1,276	1,660
Net income	1,089	1,316
Equity in earnings of MNI	545	658

MNI generally makes quarterly distributions of its earnings, however no distributions were made in the 13 weeks ended December 27, 2020 and December 29, 2019, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

13 Weeks Ended
December 27,
(Thousands of Dollars)	2020

Goodwill, gross amount	1,617,174
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of period	328,445
Measurement period adjustments	403
Goodwill, end of period	328,848

Identified intangible assets consist of the following:

	December 27,	September 27,
(Thousands of Dollars)	2020	2020

Non-amortized intangible assets:
Mastheads	40,459	40,459
Amortizable intangible assets:
Customer and newspaper subscriber lists	774,722	774,604
Less accumulated amortization	638,349	632,457
	136,373	142,147
Non-compete and consulting agreements	28,656	28,656
Less accumulated amortization	28,601	28,582
	55	74
Other intangible assets, net	176,887	182,680

The Company recognized $27,960,000 of advertiser relationships, $28,200,000 of subscriber relationships, $19,580,000 of commercial print relationships and $20,390,000 of indefinite-lived masthead assets as part of the Transactions.

Annual amortization of intangible assets for the five years ending December 2021 to December 2025 is estimated to be $21,262,000 $19,688,000, $18,893,000, $16,460,000  and $10,783,000 , respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 10.5 years.

The Company recognized $78,539,000 of Goodwill as part of the Transactions. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax purposes, the amount of Goodwill that is expected to be deductible is $41,734,000. Refer to Note 7 for more information regarding preliminary purchase accounting for the Transactions.

5	DEBT

On March 16, 2020 in connection with the closing of the Transactions, the Company completed a comprehensive refinancing of its debt (the “2020 Refinancing”). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC (“BH Finance”), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as “Credit Agreement” and “Term Loan”). The proceeds of the Term Loan were used, along with cash on hand, to repay the Company's $431,502,000 in existing debt as well as to fund the acquisition of the BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this matter, BH Finance became Lee's sole lender.

Proceeds of the Term Loan were used to finance the Transactions and repay all of the Company’s outstanding debt at par, including:

•	To redeem the 9.5% senior secured notes (“Notes”) pursuant to an indenture dated as of March 31, 2014 (the “Indenture”); and

•	To repay the 12.0% second lien term loan pursuant to a Second Lien Term Loan Agreement dated as of March 31, 2014, as amended (the “2nd Lien Term Loan”).

There was no gain or loss recognized upon extinguishment of the Indenture and the 2nd Lien Term Loan.

The Credit Agreement documents the primary terms of the Term Loan. The Term Loan matures on March 16, 2045.

Debt is summarized as follows:

	December 27,	September 27,	Interest
(Thousands of Dollars)	2020	2020	Rates (%)

Term Loan	523,556	538,290	9.0
Less current maturities of long-term debt	17,142	13,733
Total long-term debt	506,414	524,557

Our weighted average cost of debt at December 27, 2020 is 9.0%.

For the 13-weeks ended December 27, 2020 excess cash flow totaled $17,142,000 and an additional $1,000,000 from asset sales was used to pay debt in January 2021. This balance was recognized in Current maturities of long-term debt as of December 27, 2020. Future payments are contingent on the Company’s ability to generate future excess cash flow, as defined in the Credit Agreement.

Interest

Interest on the Term Loan bears interest at a fixed annual rate of 9.0%, payable monthly.

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

Our liquidity, consisting of cash on the balance sheet, totals $37,142,000 at December 27, 2020. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, as defined below, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreement as it becomes due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at December 27, 2020.

Warrants

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 6,000,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.4% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $4.19 per share. The Warrants are set to expire in March 2022.

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

During the 13 weeks ended December 27, 2020 we notified certain participants in our post employment benefit plans of changes to be made to the plans, including elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation liability by $23,830,000. This is recorded within Curtailment gain and Postretirement and postemployment benefit obligations.

Multiemployer Pension Plans

During the 13 weeks ended December 27, 2020, we withdrew from a multiemployer pension plan and recorded a $12,310,000 million liability reflecting an estimate of the withdrawal from the fund. The withdrawal liability is recorded in Warrants and other and the expense is included within Pension withdrawal cost. The estimate will be finalized upon receipt of the final assessment. The liability will be paid over 20 years.

We use a fiscal year end measurement date for all of our Pension and postretirement medical plan obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Service cost for benefits earned during the period	633	8
Interest cost on projected benefit obligation	1,787	1,231
Expected return on plan assets	(4,672)	(1,951)
Amortization of net loss	1,004	792
Amortization of prior service benefit	—	(2)
Pension benefit	(1,248)	78

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Service cost for benefits earned during the period	210	—
Interest cost on projected benefit obligation	123	67
Expected return on plan assets	(252)	(265)
Amortization of net gain	(172)	(186)
Amortization of prior service benefit	(161)	(161)
Curtailment gain	(23,830)	—
Postretirement medical benefit	(24,082)	(545)

In the 13 weeks ended December 27, 2020 we contributed $400,000 to our pension plans. Based on our forecast at December 27, 2020, we expect to make contributions of $2,790,000 to our pension trust during the remainder of fiscal 2021.

7	ACQUISITIONS

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BHMG”) (“Purchase Agreement”).

The allocation of the purchase price is preliminary. The valuation of property and equipment, intangibles, deferred income taxes, and residual goodwill is not complete, pending completion of the final valuation report. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). As part of the Transactions, the Company also entered into the Credit Agreement and the BH Lease, as described above. The Company concluded that these agreements were not separate from the Transactions and evaluated these agreements for off-market terms and no such terms were identified. As such, the consideration for the acquisitions was limited to cash consideration, as shown below. The accounting for the Credit Agreement and the BH Lease are described in Notes 5 and 6.

The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Transactions.

(in Thousands)	Estimated fair value as previously reported	Measurement period adjustments	Fair value as adjusted
Cash and Cash equivalents	22,293	—	22,293
Current assets	52,559	(1,199)	51,361
Other assets	12,167	3,448	15,619
Property and equipment	42,952	33	42,985
Operating lease assets	7,445	101	7,546
Advertiser relationships	38,780	(10,820)	27,960
Subscriber relationships	36,060	(7,860)	28,200
Commercial print relationships	17,130	2,450	19,580
Mastheads	21,680	(1,290)	20,390
Goodwill	63,559	14,984	78,539
Total assets	314,625	(152)	314,473
Current liabilities assumed	(73,451)	1,074	(72,377)
Operating lease liabilities	(6,625)	(921)	(7,546)
Other liabilities assumed	(2,246)	(1)	(2,247)
Pension obligations	(43,503)	—	(43,503)
Postemployment benefit obligations	(36,800)	—	(36,800)
Total liabilities	(162,625)	152	(162,474)
Net assets	152,000	—	152,000
Less: acquired cash	(22,293)	—	(22,293)
Total consideration less acquired cash	129,707	—	129,707

The Company had one material measurement period adjustment since September 27, 2020, the last reported preliminary determination of fair values of the assets and liabilities. The significant adjustment included $403,000 net increase to Goodwill through adjustments to liabilities assumed as more information was obtained.

For the 13 weeks ended December 27, 2020, the revenue and net income included in the Consolidated Income Statement related to the acquirees was $109,061,000 and $23,132,000, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on September 30, 2019, the first day of fiscal year 2020.

Unaudited
13 Weeks Ended
December 29,
(Thousands of Dollars, Except Per Share Data)	2019
Total revenues	237,618
Income (loss) attributable to Lee Enterprises, Incorporated	16,554
Earnings per share - diluted	0.29

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

The only material, nonrecurring adjustment made relates to the write-off of previously unamortized debt-issuance costs as of October 1, 2018 which resulted in a $897,000 increase to net income for the 13 weeks ended December 29, 2019.

8	INCOME TAXES

We recorded an income tax expense of $6,311,000 related to income before taxes of $22,714,000 for the13 weeks ended December 27, 2020, resulting in an effective tax rate of 27.8%. For the 13 weeks ended December 29, 2019, we recorded an income tax expense of $1,871,000 related to income before taxes of $7,588,000 resulting in an effective tax rate of 24.7%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses including interest, and adjustments to reserves for uncertain tax positions, including any related interest.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2013.

At September 27, 2020, we had approximately $46,066,000 of state net operating loss benefits.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars and Shares, Except Per Share Data)	2020	2019

Income attributable to Lee Enterprises, Incorporated:	15,902	5,320
Weighted average common shares	58,449	57,729
Less weighted average restricted Common Stock	(1,545)	(1,459)
Basic average common shares	56,904	56,270
Dilutive stock options and restricted Common Stock	418	783
Diluted average common shares	57,322	57,053
Earnings per common share:
Basic	0.28	0.09
Diluted	0.28	0.09

For the 13 weeks ended December 27, 2020 and December 29, 2019, 6,413,000 and 6,384,000 shares, respectively, were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock.

10	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 13 weeks ended December 27, 2020 follows:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2020	413	1.14
Exercised	—	—
Cancelled	—	—
Outstanding, December 27, 2020	413	1.14	1.4	50
Exercisable, December 27, 2020	413	1.14	1.4	50

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 13 weeks ended December 27, 2020:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2020	1,550	2.15
Vested	(447)	2.77
Granted	458	1.12
Cancelled	—	—
Outstanding, December 27, 2020	1,561	1.67

Total unrecognized compensation expense for unvested restricted Common Stock at December 27, 2020 is $1,534,000, which will be recognized over a weighted average period of 1.9 years.

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

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Investments totaling $4,226,000, including our 17% ownership of the non-voting common stock of TCT, are carried at cost. Fair value of the remaining investments are carried at cost.

Our fixed rate debt consists of $523,556,000 principal amount of the Term Loan recorded at carrying value. At December 27, 2020, based on market price quotations, the fair value is $532,456,000. This represents a level 2 fair value measurement.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at December 27, 2020 and  September 27, 2020 are $247,000 and $363,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Restructuring Costs and Other

We have recognized $3,167,000 of expense related to restructuring costs and other. This amount consists of severance expense of $3,167,000. We did not have a significant restructuring liability as of December 27, 2020.

Subsequent events

We have evaluated subsequent events through February 5, 2021. No events have occurred subsequent to December 27, 2020 that require disclosure or recognition in these financial statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 27, 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2020 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended
	December 27,	December 29,
(Thousands of Dollars)	2020	2019

Net income	16,403	5,717
Adjusted to exclude
Income tax expense	6,311	1,871
Non-operating (income) expenses, net	(1,906)	10,718
Equity in earnings of TNI and MNI	(1,743)	(1,569)
Loss on sale of assets and other, net	5,222	814
Depreciation and amortization	10,441	6,719
Restructuring costs and other	3,167	1,632
Stock compensation	220	302
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,890	1,918
Adjusted EBITDA	40,005	28,122

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies include the following:

•	Intangible assets, other than goodwill;
•	Pension, postretirement and postemployment benefit plans;
•	Income taxes; and
•	Business combinations

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

Additional information regarding our accounting for business combinations can be found in Note 1. Additional information regarding all other critical accounting policies can be found under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve.

Including the recently completed acquisition of BHMG and Buffalo News, we operate 77 principally mid-sized local media operations.

We reach 72.5% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than55 million unique visitors, in the month of December 2020 with 489 million page views and 114 million visits.

•	We have approximately 1.2 million subscribers to our print and digital products, with estimated readership totaling three million. Digital only subscribers totaled approximately 286,000, with a 69.2% increase over the prior year.

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

In connection with the Transactions, the Company entered into a lease agreement between BHMG, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (the “BH Lease”). The BH Lease was signed and commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the BH Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the BH Lease.

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

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2021 to 2020 and will continue to affect period-over-period comparisons for future results:

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

In combination with our acquisition integration, ongoing business transformation and addressing the continued effects of COVID-19 on our operating results, we continued to implement measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity, and as a result we achieved $100 million in cost reductions from December 2019 through December 2020 on a proforma basis. These reductions were achieved by centralizing certain business functions and systems and reducing duplicate cost structures across the combined organization. The Company believes these initiatives will allow us to meet our commitments; however, they may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company’s business and results of operations.

We have evaluated the current economic environment as of December 27, 2020 and have concluded that there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived or indefinite-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to reassess for useful life revision or impairment.

13 WEEKS ENDED December 27, 2020

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	December 27,	December 29,	Percent
(Thousands of Dollars, Except Per Share Data)	2020	2019	Change
Advertising and marketing services revenue	102,629	65,727	56.1
Subscription	90,508	41,694	NM
Other	18,680	14,922	25.2
Total operating revenue	211,817	122,343	73.1
Operating expenses:
Compensation	84,163	43,243	94.6
Newsprint and ink	7,992	4,736	68.8
Other operating expenses	81,767	48,462	68.7
Cash costs	173,922	96,441	80.3
Total operating revenue less cash costs	37,895	25,902	46.3
Depreciation and amortization	10,441	6,719	55.4
Assets loss on sales, impairments and other, net	5,222	814	NM
Restructuring costs and other	3,167	1,632	94.1
Operating expenses	192,752	105,606	82.5
Equity in earnings of associated companies	1,743	1,569	11.1
Operating income	20,808	18,306	13.7
Non-operating income (expense):
Interest expense	(11,882)	(11,115)	6.9
Debt financing and administrative cost	—	(1,196)	NM
Curtailment Gain	23,830	—	NM
Pension withdrawal cost	(12,310)	—	NM
Other, net	2,268	1,593	NM
Non-operating expenses, net	1,906	(12,311)	NM
Income before income taxes	22,714	7,588	NM
Income tax expense	6,311	1,871	NM
Net income	16,403	5,717	NM
Net income attributable to non-controlling interests	(501)	(397)	26.2
Income attributable to Lee Enterprises, Incorporated	15,902	5,320	NM
Other comprehensive income, net of income taxes	1,142	317	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	17,044	5,637	NM
Earnings per common share:
Basic	0.28	0.09	NM
Diluted	0.28	0.09	NM

References to the “2021 Quarter” refer to the 13 weeks ended December 27, 2020. Similarly, references to the “2020 Quarter” refer to the 13 weeks ended December 29, 2019.

Operating Revenue

Total operating revenue was $211,817,000 in the 2021 Quarter, up $89,474,000, or 73.1%, which included $109,061,000 in revenue from the acquisitions. Total operating revenue on a proforma basis was down 10.9%.

Advertising and marketing services revenue totaled $102,629,000 in the 2021 Quarter, up 56.1% compared to the prior year with $47,850,000 attributable to acquisitions. Print advertising revenues were $67,616,000 in the 2021 Quarter, up 54.7% compared to the prior year, with $34,869,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $35,013,000 in the 2021 Quarter, up 58.9% compared to the prior year, with $12,981,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 34.1% of the 2021 Quarter total advertising and marketing services revenue. Increases in the 2021 Quarter are attributed to acquired revenue, increases in Amplified Agency revenue, and incremental political revenue, partially offset by the continued downward trend in print advertising demand in the 2021 Quarter.

Subscription revenue totaled $90,508,000 in the 2021 Quarter, up 117.1% compared to the 2020 Quarter. The increase is attributed to $51,603,000 of acquired subscription revenue and an increase in digital-only subscription revenue partially offset by lower print circulation units, consistent with industry trends and timing of price increases. As of December 27, 2020, we now have nearly 286,000 digital only subscribers.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $3,758,000, or 25.2%, in the 2021 Quarter compared to the 2020 Quarter.  Other revenue in the 2021 Quarter included $9,603,000 of acquired other revenue, primarily from commercial printing. Digital services revenue totaled $4,991,000 in the 2021 Quarter, a 6.6% increase compared to the 2020 Quarter. On a stand-alone basis, revenue at TownNews totaled $6,704,000, an increase of 8.5%. Commercial printing revenue totaled $6,749,000 in the 2021 Quarter, a 304.6% increase compared to the 2020 Quarter, due to $6,093,000 of acquired commercial printing revenue. Management Agreement revenue was $0 in the 2021 Quarter compared to $3,978,000 in the 2020 Quarter, due to the cessation of the agreement in conjunction with the Transactions.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $62,534,000 in the 2021 Quarter, an increase of 57.9% over the 2020 Quarter, and represented 29.5% of our total operating revenue in the 2021 Quarter.

Equity in earnings of TNI and MNI increased $174,000 in the 2021 Quarter.

Operating Expenses

Total operating expenses were $192,752,000, a 82.5% increase compared to the 2020 Quarter, which included $99,081,000 in acquired operating expenses. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash costs were $173,922,000, an 80.3% increase compared to the 2020 Quarter, which included $92,719,000 of acquired Cash Costs. Cash costs on a proforma basis were down 10.1%.

Compensation expense increased $40,920,000 in the 2021 Quarter, or 94.6%, compared to the 2020 Quarter. This increase was attributable to $44,268,000 of acquired compensation expense, partially offset by a reduction in FTEs on a proforma basis.

Newsprint and ink costs increased $3,256,000 in the 2021 Quarter, or 68.8%, compared to the 2020 Quarter. The increase is attributable to acquired newsprint and ink expenses of $5,156,000 offset by declines in newsprint volumes and prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $33,305,000 in the 2021 Quarter, or 68.7%, compared to the 2020 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $43,294,000 of acquired other operating expenses and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $3,167,000 and $1,632,000 in the 2021 Quarter and 2020 Quarter, respectively. Restructuring costs in the 2021 and 2020 Quarters is predominately severance.

Depreciation expense increased $1,931,000, or 74.3%, and amortization expense increased $1,791,000, or 43.5%, in the 2021 Quarter. Increases in both are due to the acquired assets from BHMG and Buffalo News.

Assets loss (gain) on sales, impairments and other, was a net loss of $5,222,000 in the 2021 Quarter compared to a net loss of $814,000 in the 2020 Quarter.

The factors noted above resulted in operating income of $20,808,000 in the 2021 Quarter compared to $18,306,000 in the 2020 Quarter.

Non-operating Income and Expense

Interest expense increased $767,000, or 6.9%, to $11,882,000 in the 2021 Quarter, compared to the same period last year. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2021 Quarter and 9.9% at the end of the 2020 Quarter. The reduction of the weighted average cost of debt is due to the 2020 Refinancing.

We recognized no debt financing and administrative expense in the 2021 Quarter compared to $1,196,000 in the 2020 Quarter.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $2,343,000 periodic pension and other postretirement benefits in the 2021 Quarter and $475,000 in the 2020 Quarter. We recorded non-operating income of $116,000 and $1,017,000 in the 2021 and 2020 Quarter, related to the changes in the value of the Warrants.

We recognized a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation in the 2021 Quarter by eliminating post-retirement medical coverage for certain employees.

We recognized pension withdrawal costs in the quarter of $12,310,000 in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.

Income Tax Expense (Benefit)

We recorded an income tax expense of $6,311,000, or 27.8% of pretax income in the 2021 Quarter. In the 2020 Quarter, we recognized an income tax expense of $1,871,000, or 24.7% of pretax income.

Net Income and Earnings Per Share

Net income was $16,403,000 and diluted earnings per share was $0.28 for the 2021 Quarter compared to net income of $5,717,000 and diluted earnings per share of $0.09 for 2020 Quarter. The change reflects the various items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities was $18,371,000 in the 2021 Period compared to $10,361,000 in the 2020 Period. Net income for the 2021 Period totaled $16,403,000 compared to $5,717,000 in the 2020 Period. The increase in cash provided by operating activities in the 2021 Period is mainly attributed to the acquired operations of BH Media and Buffalo.

Investing Activities

Cash required for investing activities totaled $74,000 in the 2021 Period compared to $3,740,000 in the 2020 Period. Capital spending totaled $1,738,000 in the 2021 Period compared to $2,458,000 in the 2020 Period. Cash proceeds from asset sales, mainly real estate, totaled $2,235,000 in the 2021 Period compared to $20,000 in the 2020 Period.

Financing Activities

Cash required for financing activities totaled $14,888,000 in the 2021 period compared to cash required for financing activities of $10,798,000 in the 2020 Period. Debt reduction accounted for all of the remaining usage of funds in both the 2021 Period and the 2020 Period.

Term Loan

In March 2020, in connection with the Transactions, the Company completed a comprehensive refinancing of its debt, which consists of a 25-year term loan with BH Finance in an aggregate principal amount of $576,000,000. The Term Loan, which matures March 16, 2045, bears interest at an annual rate of 9.0%.

Debt is summarized as follows:

	December 27,	September 27,	Interest
(Thousands of Dollars)	2020	2020	Rates (%)

Term Loan	523,556	538,290	9.0
Less current maturities of long-term debt	17,142	13,733
Total long-term debt	506,414	524,557

Excluding payments required from the Company’s future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Excess cash flow for the 13 weeks ended December 27, 2020 totaled $17,142,000, which was used to repay debt in January 2021.

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

In February 2020, we filed a Form S-3 registration statement ("Shelf"), that gave us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. Upon the filing of our Annual Report on Form 10-K, however, as a result of SEC issuer eligibility rules, we were not eligible to utilize an S-3 registration statement or the Shelf. We expect to be eligible to use the Shelf on and after June 1, 2021.

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

CHANGES IN LAWS AND REGULATIONS

Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined. Among other provisions, the CARES Act allows the Company to defer payments of the employer’s share of social security taxes which shall be paid between December 31, 2021 and December 31, 2022. The CARES Act also provides for an Employee Retention Credit which can be applied to the employer’s share of payroll taxes. The Company has elected to defer the employer’s share of social security tax payments and is currently determining the applicability of the Employee Retention Credit.

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

INTEREST RATES ON DEBT

Our debt structure, which is entirely fixed rate, eliminates the potential impact of an increase in interest rates. We have no interest rate hedging in place.

COMMODITIES

Newsprint prices driven by declining demand decreased during the December Quarter reaching what maybe a bottom on the price cycle. All North American newsprint producers have announced price increases for implementation in January 2021 and February 2021 based on a slowdown of domestic demand, forecasted improvements in export demand, a declining favorable exchange rate between the U.S. dollar and the Canadian dollar, and reduced available North American production capacity.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $505,000 annualized based on anticipated consumption in 2021, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $523,556,000 principal amount of the Term Loan recorded at carrying value. At December 27, 2020, based on market price quotations, the fair value is $532,456,000.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses have not been considered in our assessment over internal control over financial reporting. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A          Risk Factors

Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2020 Form 10-K.

Although our newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike to occur, we cannot preclude the possibility that a strike may occur at one or more of our newspapers at some point in the future. This could disrupt the normal operations of the Company.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 5, 2021
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)