Form 10-Q
period 2021-03-28
LEE ENTERPRISES, Inc
filed 2021-05-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 28, 2021

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

(563) 383-2100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LEE	The Nasdaq Global Select Market

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

Yes ☐     No ☒

As of April 30, 2021, 5,876,835 shares of Common Stock of the Registrant were outstanding.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Revenues may continue to diminish or declines in revenue could accelerate as a result of the COVID-19 pandemic;
•	Revenues may continue to be diminished longer than anticipated as a result of the COVID-19 pandemic;
•	The COVID-19 pandemic may result in material long-term changes to the publishing industry which may result in permanent revenue reductions for the Company and other risks and uncertainties;
•	We may experience increased costs, inefficiencies and other disruptions as a result of the COVID-19 pandemic;
•	We may be required to indemnify the previous owners of the BH Media Newspaper Business or the Buffalo News for unknown legal and other matters that may arise;
•	Our ability to manage declining print revenue and circulation subscribers;
•	That the warrants issued in our 2014 refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on NASDAQ;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 28,	September 27,
(Thousands of Dollars)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	33,753	33,733
Accounts receivable and contract assets, net	60,151	52,598
Inventories	6,777	7,534
Prepaids and other	11,495	14,888
Total current assets	112,176	108,753
Investments:
Associated companies	26,838	27,624
Other	6,178	6,255
Total investments	33,016	33,879
Property and equipment:
Land and improvements	17,128	18,711
Buildings and improvements	110,486	128,475
Equipment	232,574	245,117
Construction in process	3,625	2,323
	363,813	394,626
Less accumulated depreciation	274,449	289,017
Property and equipment, net	89,364	105,609
Operating lease right-of-use assets	68,742	70,933
Goodwill	330,204	328,445
Other intangible assets, net	168,997	182,680
Pension plan assets, net	5,936	4,147
Medical plan assets, net	15,898	15,912
Other	10,758	13,699
Total assets	835,091	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	March 28,	September 27,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,262	8,577
Current maturities of long-term debt	13,753	13,733
Accounts payable	17,483	17,163
Compensation and other accrued liabilities	47,767	44,278
Income taxes payable	521	—
Unearned revenue	63,870	60,271
Total current liabilities	151,656	144,022
Long-term debt, net of current maturities	485,162	524,557
Operating lease liabilities	60,987	62,374
Pension obligations	71,969	75,656
Postretirement and postemployment benefit obligations	14,726	39,543
Deferred income taxes	14,499	15,208
Income taxes payable	18,767	18,048
Warrants and other	30,089	14,282
Total liabilities	847,855	893,690
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	59	58
March 28, 2021; 5,877 shares; $0.01 par value
September 27, 2020; 5,835 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	257,328	256,957
Accumulated deficit	(253,761)	(268,529)
Accumulated other comprehensive loss	(18,430)	(20,050)
Total stockholders' deficit	(14,804)	(31,564)
Non-controlling interests	2,040	1,931
Total deficit	(12,764)	(29,633)
Total liabilities and deficit	835,091	864,057

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars, Except Per Common Share Data)	2021	2020	2021	2020

Operating revenue:
Advertising and marketing services	85,575	60,945	188,204	126,672
Subscription	89,777	46,943	181,080	89,113
Other	17,078	13,479	34,964	27,925
Total operating revenue	192,430	121,367	404,248	243,710
Operating expenses:
Compensation	83,154	48,691	167,317	91,934
Newsprint and ink	7,179	4,321	15,171	9,057
Other operating expenses	79,865	52,842	161,632	101,304
Depreciation and amortization	12,517	7,276	22,958	13,995
Assets Loss (gain) on sales, impairments and other, net	1,474	(6,113)	6,696	(5,299)
Restructuring costs and other	1,294	1,925	4,461	3,557
Total operating expenses	185,483	108,942	378,235	214,548
Equity in earnings of associated companies	1,471	1,362	3,213	2,931
Operating income	8,418	13,787	29,226	32,093
Non-operating income (expense):
Interest expense	(11,237)	(11,127)	(23,119)	(22,242)
Debt financing and administrative costs	—	(10,670)	—	(11,866)
Curtailment gain	—	—	23,830	—
Pension withdrawal cost	—	—	(12,310)	—
Other, net	1,640	689	3,908	2,283
Total non-operating income (expense), net	(9,597)	(21,108)	(7,691)	(31,825)
Income (loss) before income taxes	(1,179)	(7,321)	21,535	268
Income tax (benefit) expense	(571)	(2,331)	5,740	(460)
Net income (loss)	(608)	(4,990)	15,795	728
Net income attributable to non-controlling interests	(526)	(377)	(1,027)	(774)
(Loss) Income attributable to Lee Enterprises, Incorporated	(1,134)	(5,367)	14,768	(46)
Other comprehensive income, net of income taxes	478	316	1,620	633
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(656)	(5,051)	16,388	587
Earnings per common share:
Basic:	(0.20)	(0.95)	2.59	(0.01)
Diluted:	(0.19)	(0.94)	2.55	(0.01)

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	58	256,957	(20,050)	(31,564)
Shares issued (redeemed)	—	1	(55)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	59	257,122	(18,908)	(14,354)

Shares issued (redeemed)	—	—	(8)	—	(8)
Loss attributable to Lee Enterprises, Incorporated	(1,134)	—	—	—	(1,134)
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	682	682
Deferred income taxes, net	—	—	—	(204)	(204)
March 28, 2021	(253,761)	59	257,328	(18,430)	(14,804)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	57	255,996	(29,114)	(38,484)
Shares issued (redeemed)	—	1	(376)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive income	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	58	256,165	(28,797)	(32,677)

Shares issued (redeemed)	—	—	(199)	—	(199)
Loss attributable to Lee Enterprises, Incorporated	(5,367)	—	—	—	(5,367)
Stock compensation	—	—	269	—	269
Other comprehensive loss	—	—	—	451	451
Deferred income taxes, net	—	—	—	(135)	(135)
March 29, 2020	(265,470)	58	256,235	(28,481)	(37,658)

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	March 28,	March 29,
(Thousands of Dollars)	2021	2020

Cash provided by operating activities:
Net income	15,795	728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,958	13,995
Curtailment gain	(23,830)	—
Pension withdrawal cost	12,310	—
Stock compensation expense	434	571
Assets Loss (gain) on sales, impairments and other, net	6,696	(5,299)
Deferred income taxes	(319)	(8,427)
Debt financing and administrative costs	—	11,866
Pension contributions	(965)	—
Return of collateral on (Payments to collateralize) letters of credit	1,686	(5,476)
Other, net	62	(388)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and contract assets	(6,786)	6,043
Decrease in inventories and other	782	1,610
Increase (decrease) in accounts payable and other accrued liabilities	3,944	(8,134)
Decrease in pension and other postretirement and postemployment benefit obligations	(3,291)	(1,237)
Change in income taxes payable	4,214	6,918
Other, including warrants	5,563	(2,072)
Net cash provided by operating activities	39,253	10,698
Cash required for investing activities:
Purchases of property and equipment	(2,927)	(5,809)
Proceeds from sales of assets	2,751	17,637
Acquisitions, net of cash acquired	—	(130,985)
Distributions greater (less) than earnings of TNI and MNI	555	(325)
Other, net	(78)	(229)
Net cash provided by (required for) investing activities	301	(119,711)
Cash provided by (required for) financing activities:
Proceeds from long term debt	—	576,000
Payments on long-term debt	(39,375)	(443,627)
Debt financing and administrative costs paid	—	(609)
Common stock transactions, net	(159)	(572)
Net cash provided by (required for) financing activities	(39,534)	131,192
Net increase in cash and cash equivalents	20	22,179
Cash and cash equivalents:
Beginning of period	33,733	8,645
End of period	33,753	30,824

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 28, 2021 and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2020 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 and 26 weeks ended March 28, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of BHMG and the Buffalo News, we realigned the presentation of certain home delivery print revenue and certain other Subscription revenue from Other revenue to Subscription revenue on the Consolidated Statements of Income (loss) and Comprehensive Income (loss). As a result of this updated presentation, Subscription revenue increased and Other revenue decreased for the 13 weeks ended March 29, 2020 by $500,000, the 26 weeks ended March 29, 2020 by $975,000 and the 13 weeks ended December 27, 2020 by $794,000. Operating revenues, net income (loss), accumulated deficit, and earnings per share remained unchanged.

On February 25, 2021, our Board of Directors declared a one-for-ten split of the Company's common stock effected (the "Reverse Stock Split"). Effective March 15, 2021 the Company's shares began trading on a post reverse split basis. Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. The split did not change the Company's Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts. Additionally, in March 29, 2020, we had outstanding shares of 58,135,910 which were adjusted to 5,813,591 to give effect to the Reverse Stock Split.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact, in the near term, on the Company’s business and operating results. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

Recently Issued Accounting Standards - Standards Adopted in 2021

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates ("ASC 326"). We are required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard was adopted on September 28, 2020 using a modified retrospective approach. This standard did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements ("ASU 2018-14"). The new guidance was adopted on September 28, 2020 and did not have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This new guidance was adopted September 28, 2020 and did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards - Standards Not Yet Adopted

In August 2018, FASB issued a new standard to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans ("ASU 2018-13"). The new standard will be adopted beginning September 27, 2021 using a retrospective approach. The Company is still evaluating the impacts to our financial statement disclosures.

In October 2020, FASB issued new guidance containing amendments that improve consistency of the Codification. Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements. The Company is still evaluating the impacts to our financial statement disclosures.

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Advertising and marketing services revenue	85,575	60,945	188,204	126,672
Subscription revenue	89,777	46,943	181,080	89,113
TownNews and other digital services revenue	4,820	4,905	9,966	9,889
Other revenue	12,258	8,574	24,998	18,036
Total operating revenue	192,430	121,367	404,248	243,710

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $63,870,000 as of March 28, 2021 and $60,271,000 as of September 27, 2020. Revenue recognized in the 13 and 26 weeks ended March 28, 2021 that was included in the contract liability as of September 27, 2020 was $12,548,000 and $48,562,000, respectively.

Accounts receivable, excluding allowance for credit losses was $69,289,000 and $66,029,000 as of March 28, 2021 and September 27, 2020, respectively. Allowance for credit losses was $9,138,000 and $13,431,000 as of March 28, 2021 and September 27, 2020, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Operating revenue	8,759	10,185	18,159	20,381
Operating expenses	6,424	7,766	13,429	15,931
Operating income	2,335	2,419	4,730	4,450
Company's 50% share of operating income	1,168	1,210	2,365	2,225
Less amortization of intangible assets	—	105	—	210
Equity in earnings of TNI	1,168	1,105	2,365	2,015

TNI makes weekly distributions of its earnings and for the 13 weeks ended March 28, 2021 and March 29, 2020 we received $1,561,000 and $953,000 in distributions, respectively. In the 26 weeks ended March 28, 2021 and March 29, 2020, we received $2,617,000 and $1,691,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Operating revenue	11,024	12,325	22,946	26,250
Operating expenses, excluding restructuring costs, depreciation and amortization	10,237	11,561	20,667	23,681
Restructuring costs	—	—	106	—
Depreciation and amortization	182	197	292	341
Operating income	605	567	1,881	2,228
Net income	605	514	1,694	1,830
Equity in earnings of MNI	303	257	847	915

MNI makes quarterly distributions of its earnings and in the 13 weeks ended March 28, 2021 and March 29, 2020, we received dividends of $1,150,000 and $1,000,000, respectively. In the 26 weeks ended March 28, 2021 and March 29, 2020, we received dividends of $1,150,000 and $1,000,000 respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

26 Weeks Ended
March 28,
(Thousands of Dollars)	2021

Goodwill, gross amount	1,617,174
Accumulated impairment losses	(1,288,729)
Goodwill, as of September 27, 2020	328,445
Measurement period adjustments	1,759
Goodwill, end of period	330,204

Identified intangible assets consist of the following:

	March 28,	September 27,
(Thousands of Dollars)	2021	2020

Non-amortized intangible assets:
Mastheads	40,459	40,459
Amortizable intangible assets:
Customer and newspaper subscriber lists	774,155	774,604
Less accumulated amortization	645,653	632,457
	128,502	142,147
Non-compete and consulting agreements	28,656	28,656
Less accumulated amortization	28,620	28,582
	36	74
Other intangible assets, net	168,997	182,680

The Company recognized $27,620,000 of advertiser relationships, $27,850,000 of subscriber relationships, $19,560,000 of commercial print relationships and $20,390,000 of indefinite-lived masthead assets as part of the Transactions as defined in Note 7.

Annual amortization of intangible assets for the five years ending December 2022 to December 2026 is estimated to be $22,250,000, $20,427,000, $18,738,000, $14,745,000, and $7,651,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 14.0 years.

The Company recognized $79,896,000 of Goodwill as part of the Transactions as defined in Note 7. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax purposes, the amount of Goodwill that is expected to be deductible is $42,442,000. Refer to Note 7 for more information regarding final purchase accounting for the Transactions.

5	DEBT

On March 16, 2020 in connection with the closing of the Transactions as defined in Note 7, the Company completed a comprehensive refinancing of its debt (the “2020 Refinancing”). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC (“BH Finance”), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as “Credit Agreement” and “Term Loan”). The proceeds of the Term Loan were used, along with cash on hand, to repay the Company's $431,502,000 in existing debt as well as to fund the acquisition of the BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this refinancing, BH Finance became Lee's sole lender. The Credit Agreement documents the primary terms of the Term Loan. The Term Loan matures on March 16, 2045.

As of March 28, 2021, the Company had $498,915,000 in aggregate principal outstanding under the Term Loan. The weighted average cost of debt at March 28, 2021 is 9.0%. During the 13 weeks ended March 28, 2021 the Company made a voluntary prepayment on the Term Loan of $7,500,000.

For the 13-weeks ended March 28, 2021 excess cash flow (as such term is defined in the Term Loan) totaled $13,753,000 and was used to pay debt in April 2021. This balance was recognized in current maturities of long-term debt as of March 28, 2021 in the Consolidated Balance Sheets. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement.

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

The Company may, upon notice to BH Finance, at any time or from time to time, voluntarily prepay the Term Loan in whole or in part, at par, provided that any voluntary prepayments of the Term Loan shall be accompanied by payment of all accrued interest on the amount of principal prepaid to the date of prepayment.

Warrants

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.4% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $41.90 per share. The Warrants are set to expire in March 2022. Shares and exercise price have been adjusted to reflect the reverse stock split as defined in Note 1.

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

We have several noncontributory defined benefit pension plans that together cover selected employees, including plans established under collective bargaining agreements. Our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

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

With the exception of defined benefit plans acquired in the Transactions as defined in Note 7, effective in 2012, substantially all benefits are frozen. Our liability and related expenses for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations. Plan funding strategies are influenced by government regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, hedge fund investments and cash.

During the 13 weeks ended December 27, 2020 we notified certain participants in our post-employment benefit plans of changes to be made to the plans, including elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation liability by $23,830,000. This is recorded within Curtailment gain and Postretirement and postemployment benefit obligations.

We use a fiscal year end measurement date for all of our Pension and postretirement medical plan obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Service cost for benefits earned during the period	633	103	1,266	111
Interest cost on projected benefit obligation	1,787	1,420	3,574	2,651
Expected return on plan assets	(4,672)	(2,321)	(9,344)	(4,272)
Amortization of net loss	1,005	792	2,009	1,584
Amortization of prior service benefit	(1)	(2)	(1)	(4)
Pension benefit	(1,248)	(8)	(2,496)	70

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Service cost for benefits earned during the period	240	36	450	36
Interest cost on projected benefit obligation	239	110	362	177
Expected return on plan assets	(252)	(265)	(504)	(530)
Amortization of net gain	(172)	(186)	(344)	(372)
Amortization of prior service benefit	(162)	(161)	(323)	(322)
Curtailment gain	—	—	(23,830)	—
Postretirement medical benefit	(107)	(466)	(24,189)	(1,011)

In the 26 weeks ended March 28, 2021 we contributed $965,000 to our pension plans. In March 2021, The American Rescue Plan Act was signed into law. Among other things, the law changed how companies compute minimum required pension contributions. As a result we expect to make no additional contributions to our pension trust during the remainder of fiscal 2021.

Multiemployer Pension Plans

During the 13 weeks ended December 27, 2020, we withdrew from a multiemployer pension plan and recorded a $12,310,000 liability reflecting an estimate of the withdrawal from the fund. The withdrawal liability is recorded in Warrants and other and the expense is included within Pension withdrawal cost. The liability will be paid over 20 years.

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

The allocation of the purchase price is final. As part of the Transactions, the Company also entered into the Credit Agreement and the BH Lease, as described below. The Company concluded that these agreements were not separate from the Transactions and evaluated these agreements for off-market terms and no such terms were identified. As such, the consideration for the acquisitions was limited to cash consideration, as shown below. The accounting for the Credit Agreement is described in Note 5 and the BH Lease in the following paragraph:

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

The following table summarizes the final determination of fair values of the assets and liabilities for the Transactions.

(in Thousands)	Estimated fair value as previously reported (a)	Measurement period adjustments	Fair value as adjusted
Cash and Cash equivalents	22,293	—	22,293
Current assets	52,559	(855)	51,704
Other assets	12,167	4,343	16,510
Property and equipment	42,952	33	42,985
Operating lease assets	7,445	101	7,546
Advertiser relationships	38,780	(11,160)	27,620
Subscriber relationships	36,060	(8,210)	27,850
Commercial print relationships	17,130	2,430	19,560
Mastheads	21,680	(1,290)	20,390
Goodwill	63,559	16,337	79,896
Total assets	314,625	1,729	316,354
Current liabilities assumed	(73,451)	1,074	(72,377)
Operating lease liabilities	(6,625)	(921)	(7,546)
Other liabilities assumed	(2,246)	(1,882)	(4,128)
Pension obligations	(43,503)	—	(43,503)
Postemployment benefit obligations	(36,800)	—	(36,800)
Total liabilities	(162,625)	(1,729)	(164,354)
Net assets	152,000	—	152,000
Less: acquired cash	(22,293)	—	(22,293)
Total consideration less acquired cash	129,707	—	129,707

(a) As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29,2020.

The Company recorded several adjustments in the 13-week period ended March 28, 2021 related to IRS penalties of $634,000, FIN 48 of $138,000, and decreasing customer relationships for $710,000 resulting from changes in the valuation.

For the 13 weeks ended March 28, 2021, the revenue and net loss included in the Consolidated Income Statement related to the acquirees was $97,770,000 and $7,181,000, respectively. For the 26 weeks ended March 28, 2021, the revenue and net income in the Consolidated Income Statement related to the acquirees was $206,831,000 and $15,951,000, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on September 30, 2019, the first day of fiscal year 2020.

	Unaudited
	13 Weeks Ended	26 Weeks Ended
	March 29,	March 29,
(Thousands of Dollars, Except Per Share Data)	2020	2020
Total revenues	207,329	442,025
Income (loss) attributable to Lee Enterprises, Incorporated	4,053	20,608
Earnings per share - diluted	0.70	3.60

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

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

The only material, nonrecurring adjustment made relates to the write-off of previously unamortized debt-issuance costs as of October 1, 2019 which resulted in an $8,002,000 increase to net income for the 13 weeks ended March 29, 2020 and a $8,900,000 increase to net income for the 26 weeks ended March 29, 2020.

8	INCOME TAXES

We recorded an income tax benefit of $571,000 related to a loss before taxes of $1,179,000 for the 13 weeks ended March 28, 2021, and income tax expense of $5,740,000 related to income before taxes of $21,535,000 for the 26 weeks ended March 28, 2021. We recorded an income tax benefit of $2,331,000 related to a loss before taxes of $7,321,000 for the 13 weeks ended March 29, 2020, and income tax benefit of $460,000 related to income before taxes of $268,000 for the 26 weeks ended March 29, 2020. The effective income tax rates for the 13 weeks and 26 weeks ended March 28, 2021 was 48.4% and 26.7%, respectively. The effective income tax rate for the 13 and 26 weeks ended March 29th, 2020 was 31.8% and negative 171.6%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are due to the effect of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value stock warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions.  We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2013.

At September 27, 2020, we had approximately $46,066,000 of state net operating loss benefits.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share as adjusted to give effect to the reverse stock split:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020	2021	2020

Income (loss) attributable to Lee Enterprises, Incorporated:	(1,134)	(5,367)	14,768	(46)
Weighted average common shares	5,877	5,814	5,861	5,793
Less weighted average restricted Common Stock	(156)	(157)	(155)	(152)
Basic average common shares	5,721	5,657	5,706	5,641
Dilutive stock options and restricted Common Stock	98	38	75	59
Diluted average common shares	5,819	5,695	5,781	5,700
Earnings per common share:
Basic	(0.20)	(0.95)	2.59	(0.01)
Diluted	(0.19)	(0.94)	2.55	(0.01)

For the 13 and 26 weeks ended March 28, 2021, 600,000 shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 26 weeks ended March 29, 2020, 695,430 and 639,397 shares, respectively, were not considered in the computation of diluted earnings per common share because the Company recorded net losses.

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

10	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 26 weeks ended March 28, 2021 follows, as adjusted to give effect to the reverse stock split:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2020	41	11.40
Exercised	—	—
Cancelled	—	—
Outstanding, March 28, 2021	41	11.40	1.18	590
Exercisable, March 28, 2021	41	11.40	1.18	590

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 26 weeks ended March 28, 2021, as adjusted to give effect to the reverse stock split:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2020	155	21.50
Vested	(45)	27.70
Granted	46	11.20
Cancelled	—	—
Outstanding, March 28, 2021	156	16.70

Total unrecognized compensation expense for unvested restricted Common Stock at March 28, 2021 is $1,320,000, which will be recognized over a weighted average period of 1.7 years.

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

Our fixed rate debt consists of $498,915,000 principal amount of the Term Loan recorded at carrying value. At March 28, 2021, based on market quotations, the fair value approximates carrying value. This represents a level 2 fair value measurement.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at March 28, 2021 and  September 27, 2020 are $1,080,000 and $363,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Restructuring Costs and Other

We have recognized $1,294,000 and $4,461,000 of expense related to restructuring costs and other for the 13 and 26 weeks ended March 28, 2021. The amounts consist of $671,000 and $3,167,000 of severance expense. We did not have a significant restructuring liability as of March 28, 2021.

Subsequent events

We have evaluated subsequent events through May 7, 2021. No events have occurred subsequent to March 28, 2021 that require disclosure or recognition in these financial statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 and 26 weeks ended March 28, 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2020 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
(Thousands of Dollars)	2021	2020	2021	2020

Net income (loss)	(608)	(4,990)	15,795	728
Adjusted to exclude
Income tax expense (benefit)	(571)	(2,331)	5,740	(460)
Non-operating expenses, net	9,597	21,108	7,691	31,825
Equity in earnings of TNI and MNI	(1,471)	(1,362)	(3,213)	(2,931)
Loss (gain) on sale of assets and other, net	1,474	(6,113)	6,696	(5,299)
Depreciation and amortization	12,517	7,276	22,958	13,995
Restructuring costs and other	1,294	1,925	4,461	3,557
Stock compensation	214	269	434	571
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,608	1,591	3,498	3,509
Adjusted EBITDA	24,054	17,373	64,060	45,495

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a major subscription and advertising platform and a leading provider of high quality, trusted, local news and information in the markets we serve.

Including the recently completed acquisition of BHMG and Buffalo News, we operate 77 principally mid-sized local media operations.

We reach nearly 70% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 54 million unique visitors, in the month of March 2021 with 448 million page views and 114 million visits.

•	We have approximately one million paid subscribers to our print and digital products, with estimated readership totaling three million. Digital only subscribers totaled approximately 309,000, a 57.6% increase over the prior year.

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

STRATEGY

We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts and SMBs, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:

•	Transform the presentation of local news and information by providing best-in-class reader and user experiences with digital presentations that emphasize video and other multimedia formats and rich, high-value content.
•	Accelerate overall subscription growth by converting more of our vast addressable market to subscribers leveraging cutting-edge data and technology and expanded offerings for paid, niche, content on topics where Lee has expertise and unique selling positions.
•	Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Lee's in-house Amplified Digital Agency that will enable advertisers to leverage Lee's vast data-rich digital audiences and reach consumers in new ways.

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

Impacts of COVID-19

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact, in the near term, on the Company’s business and operating results. The long-term impact of the COVID-19 pandemic will depend on the length, severity and recurrence of the pandemic, the availability of antiviral medications and vaccinations, the duration and extent of government actions designed to combat the pandemic, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

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

We have evaluated the current economic environment as of March 28, 2021 and have concluded that there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived or indefinite-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to reassess for useful life revision or impairment.

13 WEEKS ENDED March 28, 2021

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 28,	March 29,	Percent
(Thousands of Dollars, Except Per Share Data)	2021	2020	Change
Advertising and marketing services	85,575	60,945	40.4
Subscription	89,777	46,943	91.2
Other	17,078	13,479	26.7
Total operating revenue	192,430	121,367	58.6
Operating expenses:
Compensation	83,154	48,691	70.8
Newsprint and ink	7,179	4,321	66.1
Other operating expenses	79,865	52,842	51.1
Cash costs	170,198	105,854	60.8
Total operating revenue less cash costs	22,232	15,513	43.3
Depreciation and amortization	12,517	7,276	72.0
Assets Loss (gain) on sales, impairments and other, net	1,474	(6,113)	NM
Restructuring costs and other	1,294	1,925	(32.8)
Operating expenses	185,483	108,942	70.3
Equity in earnings of associated companies	1,471	1,362	8.0
Operating income	8,418	13,787	(38.9)
Non-operating income (expense):
Interest expense	(11,237)	(11,127)	1.0
Debt financing and administrative cost	—	(10,670)	NM
Other, net	1,640	689	NM
Non-operating expenses, net	(9,597)	(21,108)	54.5
Income (loss) before income taxes	(1,179)	(7,321)	83.9
Income tax expense (benefit)	(571)	(2,331)	75.5
Net loss	(608)	(4,990)	87.8
Net loss attributable to non-controlling interests	(526)	(377)	39.5
Loss attributable to Lee Enterprises, Incorporated	(1,134)	(5,367)	78.9
Other comprehensive income, net of income taxes	478	316	51.3
Comprehensive loss attributable to Lee Enterprises, Incorporated	(656)	(5,051)	87.0
Earnings per common share:
Basic	(0.20)	(0.95)	79.1
Diluted	(0.19)	(0.94)	79.3

References to the “2021 Quarter” refer to the 13 weeks ended March 28, 2021. Similarly, references to the “2020 Quarter” refer to the 13 weeks ended March 29, 2020. Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

Operating Revenue

Total operating revenue was $192,430,000 in the 2021 Quarter, up $71,063,000, or 58.6%, which included $97,676,000 in revenue from the acquisitions. Total operating revenue on a proforma basis was down 8.1% compared to the 2020 Quarter.

Advertising and marketing services revenue totaled $85,575,000 in the 2021 Quarter, up 40.4% compared to the prior year with $39,424,000 attributable to acquisitions. Print advertising revenues were $54,169,000 in the 2021 Quarter, up 49.4% compared to the prior year, with $30,533,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $31,406,000 in the 2021 Quarter, up 27.2% compared to the prior year, with $8,873,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 36.7% of the 2021 Quarter total advertising and marketing services revenue. The impact of acquisitions and growth in digital marketing services revenue at Amplified were partially offset by the continued downward trend in print advertising demand in the 2021 Quarter.

Subscription revenue totaled $89,777,000 in the 2021 Quarter, up 91.2% compared to the 2020 Quarter, including $50,998,000 of acquired subscription revenue. The acquired subscription revenue, growth in digital only subscribers and revenue and selective price increases on our full access subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $3,599,000, or 26.7%, in the 2021 Quarter compared to the 2020 Quarter.  Other revenue in the 2021 Quarter included $8,458,000 of acquired other revenue, primarily from commercial printing. Digital services revenue totaled $4,820,000 in the 2021 Quarter, a 1.7% decrease compared to the 2020 Quarter. Digital only subscribers grew 57.6% in the 2021 Quarter and now total 309,000 due to continued growth at TownNews. Commercial printing revenue totaled $6,504,000 in the 2021 Quarter, a 63% increase compared to the 2020 Quarter, due to $4,967,000 of acquired commercial printing revenue. Prior to the termination of the Management Agreement in connection with the Transactions in March 2020, we earned $1,836,000 in management agreement revenue.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $59,516,000 in the 2021 Quarter, an increase of 62.0% over the 2020 Quarter, and represented 30.9% of our total operating revenue in the 2021 Quarter. On a pro forma basis, total digital revenue increased 29.7% in the 2021 Quarter.

Equity in earnings of TNI and MNI increased $109,000 in the 2021 Quarter.

Operating Expenses

Total operating expenses were $185,483,000, a 70.3% increase compared to the 2020 Quarter, which included $86,648,000 in acquired operating expenses. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash costs were $170,198,000, an 60.8% increase compared to the 2020 Quarter, which included $79,938,000 of acquired Cash Costs. Cash costs on a proforma basis were down 9.1% compared to the 2020 Quarter.

Compensation expense increased $34,463,000 in the 2021 Quarter, or 70.8%, compared to the 2020 Quarter. This increase was attributable to $43,666,000 of acquired compensation expense, partially offset by a 14.7% reduction in full time employees on a proforma basis.

Newsprint and ink costs increased $2,858,000 in the 2021 Quarter, or 66.1%, compared to the 2020 Quarter. The increase is attributable to acquired newsprint and ink expenses of $4,947,000 offset by declines in newsprint volumes. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $27,023,000 in the 2021 Quarter, or 51.1%, compared to the 2020 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $41,518,000 of acquired other operating expenses and increases in investments to fund our digital growth strategy, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $1,294,000 and $1,925,000 in the 2021 Quarter and 2020 Quarter, respectively. Restructuring costs in the 2021 and 2020 Quarters are predominately severance.

Depreciation expense increased $2,494,000, or 48%, and amortization expense increased $2,747,000, or 37.5%, in the 2021 Quarter. Increases in both are due to the acquired assets from BHMG and Buffalo News.

Assets loss (gain) on sales, impairments and other, was a net loss of $1,474,000 in the 2021 Quarter compared to a net gain of $6,113,000 in the 2020 Quarter. The loss in the 2021 Quarter and the gains in the 2020 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $8,418,000 in the 2021 Quarter compared to $13,787,000 in the 2020 Quarter.

Non-operating Income and Expense

Interest expense increased $110,000, or 1.0%, to $11,237,000 in the 2021 Quarter, compared to the same period last year due to the increase in debt from the acquisitions, partially offset by lower interest rates throughout the 2021 Quarter compared to interest rates in effect throughout the 2020 Quarter. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2021 Quarter.

We recognized no debt financing and administrative expense in the 2021 Quarter compared to $10,670,000 in the 2020 Quarter. The expense in the 2020 Quarter is primarily driven by expensing previously unamortized financing costs of $9,583,000 as a result of the 2020 Refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $2,228,000 periodic pension and other postretirement benefits in the 2021 Quarter and $613,000 in the 2020 Quarter. We recorded non-operating expense of $833,000 in the 2021 Quarter and non-operating income of $20,000 in the 2020 Quarter, related to the changes in the value of the Warrants.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $571,000, or 48.4% of pretax income in the 2021 Quarter. In the 2020 Quarter, we recognized an income tax benefit of $2,331,000, or 31.8% of pretax income.

Net (Loss) and Earnings (Losses) Per Share

Net loss was $608,000 and diluted losses per share was $0.19 for the 2021 Quarter compared to net loss of $4,990,000 and diluted losses per share of $0.94 for the 2020 Quarter as adjusted for the reverse stock split, see Note 1. The change reflects the various items discussed above.

26 WEEKS ENDED March 28, 2021

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 28,	March 29,	Percent
(Thousands of Dollars, Except Per Share Data)	2021	2020	Change
Advertising and marketing services	188,204	126,672	48.6
Subscription	181,080	89,113	NM
Other	34,964	27,925	25.2
Total operating revenue	404,248	243,710	65.9
Operating expenses:
Compensation	167,317	91,934	82.0
Newsprint and ink	15,171	9,057	67.5
Other operating expenses	161,632	101,304	59.6
Cash costs	344,120	202,295	70.1
Total operating revenue less cash costs	60,128	41,415	45.2
Depreciation and amortization	22,958	13,995	64.0
Assets Loss (gain) on sales, impairments and other, net	6,696	(5,299)	NM
Restructuring costs and other	4,461	3,557	25.4
Operating expenses	378,235	214,548	76.3
Equity in earnings of associated companies	3,213	2,931	9.6
Operating income	29,226	32,093	(8.9)
Non-operating income (expense):
Interest expense	(23,119)	(22,242)	3.9
Debt financing and administrative cost	—	(11,865)	NM
Curtailment Gain	23,830	—	NM
Pension withdrawal cost	(12,310)	—	NM
Other, net	3,908	2,282	71.3
Non-operating expenses, net	(7,691)	(31,825)	75.8
Income before income taxes	21,535	268	NM
Income tax expense (benefit)	5,740	(460)	NM
Net income	15,795	728	NM
Net income attributable to non-controlling interests	(1,027)	(774)	32.7
Income (loss) attributable to Lee Enterprises, Incorporated	14,768	(46)	NM
Other comprehensive income, net of income taxes	1,620	633	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	16,388	587	NM
Earnings per common share:
Basic	2.59	(0.01)	NM
Diluted	2.55	(0.01)	NM

References to the “2021 Period” refer to the 26 weeks ended March 28, 2021. Similarly, references to the “2020 Period” refer to the 26 weeks ended March 29, 2020. Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

Operating Revenue

Total operating revenue was $404,248,000 in the 2021 Period, up $160,538,000, or 65.9%, which included $207,936,000 in revenue from the acquisitions. Total operating revenue on a proforma basis was down 9.6% compared to the 2020 period.

Advertising and marketing services revenue totaled $188,204,000 in the 2021 Period, up 48.6% compared to the prior year with $87,274,000 attributable to acquisitions. Print advertising revenues were $121,785,000 in the 2021 Period, up 60.2% compared to the prior year, with $65,402,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $66,419,000 in the 2021 Period, up 31.2% compared to the prior year, with $21,854,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 35.3% of the 2021 Period total advertising and marketing services revenue. The impact of acquisitions and growth in digital marketing services revenue at Amplified were partially offset by the continued downward trend in print advertising demand in the 2021 Quarter.

Subscription revenue totaled $181,080,000 in the 2021 Period, up 103.2% compared to the 2020 Period, including $102,601,000 of acquired subscription revenue. The acquired subscription revenue, growth in digital only subscribers and revenue and selective price increases on our full access subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $7,039,000, or 25.2%, in the 2021 Period compared to the 2020 Period.  Other revenue in the 2021 Period included $18,061,000 of acquired other revenue, primarily from commercial printing. Digital services revenue totaled $9,966,000 in the 2021 Period, a 0.8% increase compared to the 2020 Period. Commercial printing revenue totaled $13,253,000 in the 2021 Period, a 232.1% increase compared to the 2020 Period, due to $11,060,000 of acquired commercial printing revenue. Prior to the termination of the Management Agreement in connection with the Transactions in March 2020, we earned $5,814,000 in management agreement revenue.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $122,050,000 in the 2021 Period, an increase of 65.1% over the 2020 Period, and represented 30.2% of our total operating revenue in the 2021 Period. On a proforma basis, total digital revenue increased 28.1% in the 2021 Period.

Equity in earnings of TNI and MNI increased $282,000 in the 2021 Period.

Operating Expenses

Total operating expenses were $378,235,000, a 76.3% increase compared to the 2020 Period, which included $185,729,000 in acquired operating expenses. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash costs were $344,120,000, a 70.1% increase compared to the 2020 Period, which included $172,657,000 of acquired Cash Costs. Cash costs on a proforma basis were down 9.6% compared to the 2020 period.

Compensation expense increased $75,383,000 in the 2021 Period, or 82.0%, compared to the 2020 Period. This increase was attributable to $87,934,000 of acquired compensation expense, partially offset by a reduction in FTEs on a proforma basis.

Newsprint and ink costs increased $6,114,000 in the 2021 Period, or 67.5%, compared to the 2020 Period. The increase is attributable to acquired newsprint and ink expenses of $10,103,000 offset by declines in newsprint volumes and prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $60,328,000 in the 2021 Period, or 59.6%, compared to the 2020 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $84,812,000 of acquired other operating expenses and increases in investments to fund our digital growth strategy, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $4,461,000 and $3,557,000 in the 2021 Period and 2020 Period, respectively. Restructuring costs in the 2021 and 2020 Periods is predominately severance.

Depreciation expense increased $4,425,000, or 45.5%, and amortization expense increased $4,538,000, or 34.3%, in the 2021 Period. Increases in both are due to the acquired assets from BHMG and Buffalo News.

Assets loss (gain) on sales, impairments and other, was a net loss of $6,696,000 in the 2021 Period compared to a net gain of $5,299,000 in the 2020 Period. The loss in the 2021 Period and the gains in the 2020 Period were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $29,226,000 in the 2021 Period compared to $32,093,000 in the 2020 Period.

Non-operating Income and Expense

Interest expense increased $877,000, or 3.9%, to $23,119,000 in the 2021 Period, compared to the same period last year due to the increase in debt from the acquisitions, partially offset by lower interest rates throughout the 2021 Period compared to interest rates in effect throughout the 2020 Period. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2021 Period.

We recognized no debt financing and administrative expense in the 2021 Period compared to $11,865,000 in the 2020 Period. Expenses in the prior year are due to writing off unamortized financing costs paid in conjunction with a prior refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $4,571,000 periodic pension and other postretirement benefits in the 2021 Period and $1,088,000 in the 2020 Period. We recorded non-operating expense of $717,000 in the 2021 Period and non-operating income of $1,037,000 in the 2020 Period, related to the changes in the value of the Warrants.

We recognized a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation in the 2021 Period by eliminating post-retirement medical coverage for certain employees.

We recognized pension withdrawal costs in the Period of $12,310,000 in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.

Income Tax Expense (Benefit)

We recorded an income tax expense of $5,740,000, or 26.7% of pretax income in the 2021 Period. In the 2020 Period, we recognized an income tax benefit of $460,000, or 171.6% of pretax income.

Net Income and Earnings (Losses) Per Share

Net income was $15,795,000 and diluted earnings per share was $2.55 for the 2021 Period compared to net income of $728,000 and diluted losses per share of $0.01 for 2020 Period as adjusted for the reverse stock split, see Note 1. The change reflects the various items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities was $39,253,000 in the 2021 Period compared to $10,698,000 in the 2020 Period. Net income for the 2021 Period totaled $15,795,000 compared to $728,000 in the 2020 Period. The increase in cash provided by operating activities in the 2021 Period is mainly attributed to the acquired operations of BH Media and Buffalo.

Investing Activities

Cash provided by investing activities totaled $301,000 in the 2021 Period compared to cash required by investing activities of $119,711,000 in the 2020 Period. Capital spending totaled $2,927,000 in the 2021 Period compared to $5,809,000 in the 2020 Period. Cash proceeds from asset sales, mainly real estate, totaled $2,751,000 in the 2021 Period compared to $17,637,000 in the 2020 Period. In the 2020 Period we spent $130,985,000 on acquisitions.

Financing Activities

Cash required for financing activities totaled $39,534,000 in the 2021 period compared to cash provided by financing activities of $131,192,000 in the 2020 Period. Debt reduction accounted for all of the usage of funds in the 2021 Period and the 2020 Refinancing provided the majority of funds in the 2020 Period.

Term Loan

In March 2020, in connection with the Transactions, the Company completed a comprehensive refinancing of its debt, which consists of a 25-year term loan with BH Finance in an aggregate principal amount of $576,000,000. The Term Loan, which matures March 16, 2045, bears interest at an annual rate of 9.0%.

Debt is summarized as follows:

	March 28,	September 27,	Interest
(Thousands of Dollars)	2021	2020	Rates (%)

Term Loan	498,915	538,290	9.0
Less current maturities of long-term debt	13,753	13,733
Total long-term debt	485,162	524,557

Excluding payments required from the Company’s future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Excess cash flow for the 13 weeks ended March 28, 2021 totaled $13,753,000, which was used to repay debt in April 2021. In addition, during the quarter the Company made an additional voluntary payment of $7,500,000 as provided for in the agreement.

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

COMMODITIES

All North American newsprint producers announced price increases for implementation in January 2021 and February 2021 with additional price increase announcements for March 2021 and April 2021 as supply capacity utilization improved due to paper machine permanent shutdowns, conversion to paper grades other than newsprint, and improving export demand for newsprint.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to North American market and geographically aligned with our print locations. Where possible, the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $487,000 annualized based on anticipated consumption in 2021, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $498,915,000 principal amount of the Term Loan recorded at carrying value. At March 28, 2021, based on market price quotations, the fair value approximates carrying value.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses have not been considered in our assessment over internal control over financial reporting during the 12 month measurement adjustment period as allotted for in ASC 805. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 26 weeks ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 7, 2021
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)