Form 10-Q
period 2021-06-27
LEE ENTERPRISES, Inc
filed 2021-08-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 27, 2021

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

Yes ☐     No ☒

As of July 31, 2021, 5,888,983 shares of Common Stock of the Registrant were outstanding.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Revenues may continue to diminish or declines in revenue could accelerate as a result of the COVID-19 pandemic;
•	Revenues may continue to be diminished longer than anticipated as a result of the COVID-19 pandemic;
•	The COVID-19 pandemic may result in material long-term changes to the publishing industry which may result in permanent revenue reductions for the Company and other risks and uncertainties;
•	We may experience increased costs, inefficiencies and other disruptions as a result of the COVID-19 pandemic;
•	We may be required to indemnify the previous owners of the BH Media or Buffalo News for unknown legal and other matters that may arise;
•	Our ability to manage declining print revenue and circulation subscribers;
•	The warrants issued in our 2014 refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on NASDAQ;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 27,	September 27,
(Thousands of Dollars)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	21,070	33,733
Accounts receivable and contract assets, net	62,085	52,598
Inventories	6,478	7,534
Prepaids and other	15,952	14,888
Total current assets	105,585	108,753
Investments:
Associated companies	27,172	27,624
Other	6,256	6,255
Total investments	33,428	33,879
Property and equipment:
Land and improvements	16,853	18,711
Buildings and improvements	108,719	128,475
Equipment	231,662	245,117
Construction in process	4,569	2,323
	361,803	394,626
Less accumulated depreciation	275,375	289,017
Property and equipment, net	86,428	105,609
Operating lease right-of-use assets	67,260	70,933
Goodwill	330,204	328,445
Other intangible assets, net	163,064	182,680
Pension plan assets, net	6,831	4,147
Medical plan assets, net	16,116	15,912
Other	11,877	13,699
Total assets	820,793	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	June 27,	September 27,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,803	8,577
Current maturities of long-term debt	1,070	13,733
Accounts payable	17,788	17,163
Compensation and other accrued liabilities	47,625	44,278
Unearned revenue	62,255	60,271
Total current liabilities	137,541	144,022
Long-term debt, net of current maturities	484,092	524,557
Operating lease liabilities	59,016	62,374
Pension obligations	70,622	75,656
Postretirement and postemployment benefit obligations	14,481	39,543
Deferred income taxes	14,625	15,208
Income taxes payable	19,921	18,048
Warrants and other	28,958	14,282
Total liabilities	829,256	893,690
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	59	58
June 27, 2021; 5,889 shares; $0.01 par value
September 27, 2020; 5,835 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	257,851	256,957
Accumulated deficit	(250,534)	(268,529)
Accumulated other comprehensive loss	(17,953)	(20,050)
Total stockholders' deficit	(10,577)	(31,564)
Non-controlling interests	2,114	1,931
Total deficit	(8,463)	(29,633)
Total liabilities and deficit	820,793	864,057

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars, Except Per Common Share Data)	2021	2020	2021	2020

Operating revenue:
Advertising and marketing services	91,122	77,754	279,326	204,426
Subscription	88,792	89,115	269,905	178,234
Other	16,576	15,659	51,505	43,578
Total operating revenue	196,490	182,528	600,736	426,238
Operating expenses:
Compensation	82,731	72,396	250,048	164,330
Newsprint and ink	7,051	7,572	22,222	16,629
Other operating expenses	82,117	77,440	243,749	178,744
Depreciation and amortization	10,836	11,201	33,794	25,196
Assets loss (gain) on sales, impairments and other, net	242	147	6,938	(5,153)
Restructuring costs and other	1,419	2,865	5,880	6,422
Total operating expenses	184,396	171,621	562,631	386,168
Equity in earnings of associated companies	1,689	842	4,902	3,773
Operating income	13,783	11,749	43,007	43,843
Non-operating income (expense):
Interest expense	(11,010)	(13,135)	(34,129)	(35,377)
Debt financing and administrative costs	—	—	—	(11,865)
Curtailment gain	—	—	23,830	—
Pension withdrawal cost	—	—	(12,310)	—
Other, net	2,330	1,027	6,240	3,309
Total non-operating expense, net	(8,680)	(12,108)	(16,369)	(43,933)
Income (loss) before income taxes	5,103	(359)	26,638	(90)
Income tax (benefit) expense	1,366	368	7,106	(92)
Net income (loss)	3,737	(727)	19,532	2
Net income attributable to non-controlling interests	(510)	(548)	(1,537)	(1,322)
Income (loss) attributable to Lee Enterprises, Incorporated	3,227	(1,275)	17,995	(1,320)
Other comprehensive income, net of income taxes	477	317	2,097	950
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	3,704	(958)	20,092	(370)
Earnings per common share:
Basic:	0.56	(0.23)	3.15	(0.23)
Diluted:	0.55	(0.23)	3.10	(0.23)

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	58	256,957	(20,050)	(31,564)
Shares issued (redeemed)	—	1	(55)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	59	257,122	(18,908)	(14,354)

Shares issued (redeemed)	—	—	(8)	—	(8)
Loss attributable to Lee Enterprises, Incorporated	(1,134)	—	—	—	(1,134)
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	682	682
Deferred income taxes, net	—	—	—	(204)	(204)
March 28, 2021	(253,761)	59	257,328	(18,430)	(14,804)

Shares issued (redeemed)	—	—	318	—	318
Income attributable to Lee Enterprises, Incorporated	3,227	—	—	—	3,227
Stock compensation	—	—	205	—	205
Other comprehensive loss	—	—	—	682	682
Deferred income taxes, net	—	—	—	(205)	(205)
June 27, 2021	(250,534)	59	257,851	(17,953)	(10,577)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 30, 2019	(265,423)	57	255,996	(29,114)	(38,484)
Shares issued (redeemed)	—	1	(376)	—	(375)
Income attributable to Lee Enterprises, Incorporated	5,320	—	—	—	5,320
Stock compensation	—	—	545	—	545
Other comprehensive income	—	—	—	452	452
Deferred income taxes, net	—	—	—	(135)	(135)
December 29, 2019	(260,103)	58	256,165	(28,797)	(32,677)

Shares issued (redeemed)	—	—	(199)	—	(199)
Loss attributable to Lee Enterprises, Incorporated	(5,367)	—	—	—	(5,367)
Stock compensation	—	—	269	—	269
Other comprehensive loss	—	—	—	451	451
Deferred income taxes, net	—	—	—	(135)	(135)
March 29, 2020	(265,470)	58	256,235	(28,481)	(37,658)

Shares issued (redeemed)	—	—	242	—	242
Loss attributable to Lee Enterprises, Incorporated	(1,275)	—	—	—	(1,275)
Stock compensation	—	—	228	—	228
Other comprehensive income	—	—	—	451	451
Deferred income taxes, net	—	—	—	(134)	(134)
June 28, 2020	(266,745)	58	256,705	(28,163)	(38,145)

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	June 27,	June 28,
(Thousands of Dollars)	2021	2020

Cash provided by operating activities:
Net income	19,532	2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,794	25,196
Curtailment gain	(23,830)	—
Pension withdrawal cost	12,310	—
Stock compensation expense	639	1,042
Assets loss (gain) on sales, impairments and other, net	6,938	(5,153)
Deferred income taxes	(398)	(8,377)
Debt financing and administrative costs	—	11,865
Pension contributions	(965)	—
Return of collateral on (Payments to collateralize) letters of credit	1,686	(6,105)
Other, net	(147)	(316)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and contract assets	(8,720)	24,173
Decrease in inventories and other	1,080	855
Increase (decrease) in accounts payable and other accrued liabilities	2,494	(7,893)
Decrease in pension and other postretirement and postemployment benefit obligations	(4,807)	(3,947)
Change in income taxes payable	2,459	6,875
Other, including warrants	706	(207)
Net cash provided by operating activities	42,771	38,010
Cash required for investing activities:
Purchases of property and equipment	(5,350)	(7,297)
Proceeds from sales of assets	3,095	17,649
Acquisitions, net of cash acquired	—	(130,985)
Distributions greater (less) than earnings of TNI and MNI	159	(154)
Other, net	(369)	(350)
Net cash required for investing activities	(2,465)	(121,137)
Cash provided by (required for) financing activities:
Proceeds from long term debt	—	576,000
Payments on long-term debt	(53,128)	(443,627)
Debt financing and administrative costs paid	—	(609)
Common stock transactions, net	159	(572)
Net cash (required for) provided by financing activities	(52,969)	131,192
Net (decrease) increase in cash and cash equivalents	(12,663)	48,065
Cash and cash equivalents:
Beginning of period	33,733	8,645
End of period	21,070	56,710

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 27, 2021, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2020 Annual Report on Form 10-K.

Because of seasonal and other factors, the results of operations for the 13 and 39 weeks ended June 27, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of BH Media Group, Inc. a Delaware corporation, ("BHMG") and The Buffalo News, Inc. a Delaware corporation ("Buffalo News"), we realigned the presentation of certain home delivery print revenue and certain other Subscription revenue from Other revenue to Subscription revenue on the Consolidated Statements of Income (loss) and Comprehensive Income (loss). As a result of this updated presentation, Subscription revenue increased and Other revenue decreased for the 13 weeks ended June 28, 2020 by $598,000, the 39 weeks ended June 28, 2020 by $1,579,000 and the 13 weeks ended December 27, 2020 by $794,000. Operating revenues, net income (loss), accumulated deficit, and earnings per share remained unchanged.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact on the Company’s business and operating results in the near term. While vaccines have become widely available in the United States, the long-term impact of the COVID-19 pandemic remains uncertain and unpredictable as it will depend on the pace of vaccine distribution, government responses to future outbreaks, the spread of variants, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

Recently Issued Accounting Standards - Standards Adopted in 2021

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates ("ASC 326"). We are required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard was adopted on September 28, 2020, using a modified retrospective approach. This standard did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements ("ASU 2018-13"). The new guidance was adopted on September 28, 2020, and did not have a material impact on our Consolidated Financial Statements.

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

Recently Issued Accounting Standards - Standards Not Yet Adopted

In August 2018, FASB issued a new standard to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans ("ASU 2018-14"). The new standard will be adopted beginning September 27, 2021 using a retrospective approach. The Company is still evaluating the impacts to our financial statement disclosures.

In October 2020, FASB issued new guidance containing amendments that improve consistency of the Codification. Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements. The Company is still evaluating the impacts to our financial statement disclosures.

2	REVENUE

The following table presents our revenue disaggregated by source:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Advertising and marketing services revenue	91,122	77,754	279,326	204,426
Subscription revenue	88,792	89,115	269,905	178,234
TownNews and other digital services revenue	4,713	5,010	14,363	14,544
Other revenue	11,863	10,649	37,142	29,034
Total operating revenue	196,490	182,528	600,736	426,238

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $62,255,000 as of June 27, 2021 and $60,271,000 as of September 27, 2020. Revenue recognized in the 13 and 39 weeks ended June 27, 2021 that was included in the contract liability as of September 27, 2020 was $5,489,000 and $53,992,000, respectively.

Accounts receivable, excluding allowance for credit losses was $70,558,000 and $66,029,000 as of June 27, 2021 and September 27, 2020, respectively. Allowance for credit losses was $8,473,000 and $13,431,000 as of June 27, 2021 and September 27, 2020, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Operating revenue	8,389	8,222	26,548	28,602
Operating expenses	6,077	6,645	19,506	22,576
Operating income	2,312	1,577	7,042	6,026
Company's 50% share of operating income	1,156	789	3,521	3,013
Less amortization of intangible assets	—	—	—	209
Equity in earnings of TNI	1,156	789	3,521	2,804

TNI makes weekly distributions of its earnings and for the 13 weeks ended June 27, 2021 and June 28, 2020 we received $544,000 and $959,000 in distributions, respectively. In the 39 weeks ended June 27, 2021 and June 28, 2020, we received $3,161,000 and $2,650,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Operating revenue	11,479	10,875	34,425	37,125
Operating expenses, excluding restructuring costs, depreciation and amortization	8,657	10,542	29,324	34,222
Restructuring costs	—	—	106	—
Depreciation and amortization	188	172	480	514
Operating income	2,634	161	4,515	2,389
Net income	1,066	107	2,762	1,938
Equity in earnings of MNI	533	54	1,381	969

MNI makes quarterly distributions of its earnings and in the 13 weeks ended June 27, 2021 and June 28, 2020, we received dividends of $750,000 and $0, respectively. In the 39 weeks ended June 27, 2021 and June 28, 2020, we received dividends of $1,900,000 and $1,000,000 respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

39 Weeks Ended
June 27,
(Thousands of Dollars)	2021

Goodwill, gross amount	1,617,174
Accumulated impairment losses	(1,288,729)
Goodwill, beginning of September 27, 2020	328,445
Measurement period adjustments	1,759
Goodwill, end of period	330,204

Identified intangible assets consist of the following:

	June 27,	September 27,
(Thousands of Dollars)	2021	2020

Non-amortized intangible assets:
Mastheads	40,459	40,459
Amortizable intangible assets:
Customer and newspaper subscriber lists	774,291	774,604
Less accumulated amortization	651,704	632,457
	122,587	142,147
Non-compete and consulting agreements	28,656	28,656
Less accumulated amortization	28,638	28,582
	18	74
Other intangible assets, net	163,064	182,680

The Company recognized $27,620,000 of advertiser relationships, $27,850,000 of subscriber relationships, $19,560,000 of commercial print relationships and $20,390,000 of indefinite-lived masthead assets as part of the Transactions as defined in Note 7.

Annual amortization of intangible assets for the five years ending December 2022 to December 2026 is estimated to be $21,494,000, $20,081,000, $18,043,000, $12,707,000, and $7,218,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 13.7 years.

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

On March 16, 2020 in connection with the closing of the Transactions as defined in Note 7, the Company completed a comprehensive refinancing of its debt (the “2020 Refinancing”). The 2020 Refinancing consists of a 25-year term loan with BH Finance LLC (“BH Finance”), an affiliate of Berkshire, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as “Credit Agreement” and “Term Loan”). The proceeds of the Term Loan were used, along with cash on hand, to repay the Company's $431,502,000 in existing debt incurred in 2014 (the "2014 Refinancing") as well as to fund the acquisition of the BH Media Newspaper Business assets and the stock of the Buffalo News for $140,000,000 in cash. With the closing of this refinancing, BH Finance became Lee's sole lender. The Credit Agreement documents the primary terms of the Term Loan. The Term Loan matures on March 16, 2045.

As of June 27, 2021, the Company had $485,162,000 in aggregate principal outstanding under the Term Loan. The weighted average cost of debt at June 27, 2021 is 9.0%.

For the 13-weeks ended June 27, 2021 excess cash flow (as such term is defined in the Term Loan) totaled $1,070,000 and was used to pay debt in July 2021. This balance was recognized in current maturities of long-term debt as of June 27, 2021 in the Consolidated Balance Sheets. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement.

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

Warrants

In connection with the 2nd Lien Term Loan, we entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants represent, when fully exercised, approximately 10.4% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $41.90 per share. The Warrants are set to expire in March 2022. Shares and exercise price have been adjusted to reflect the reverse stock split as described in Note 1.

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 11.

In connection with the issuance of the Warrants entered into in the 2014 Refinancing, we entered into a Registration Rights Agreement dated as of March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to maintain the effectiveness for certain specified periods of a shelf registration statement related to the shares of Common Stock to be issued upon exercise of the Warrants.

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

We use a fiscal year end measurement date for all of our Pension and postretirement medical plan obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Service cost for benefits earned during the period	633	626	1,899	737
Interest cost on projected benefit obligation	1,787	2,462	5,361	5,113
Expected return on plan assets	(4,672)	(4,356)	(14,016)	(8,628)
Amortization of net loss	1,004	792	3,013	2,376
Amortization of prior service benefit	—	(2)	(1)	(6)
Pension benefit	(1,248)	(478)	(3,744)	(408)

POSTRETIREMENT MEDICAL PLANS	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Service cost for benefits earned during the period	240	232	690	268
Interest cost on projected benefit obligation	239	346	601	523
Expected return on plan assets	(252)	(265)	(756)	(795)
Amortization of net gain	(172)	(186)	(516)	(558)
Amortization of prior service benefit	(162)	(161)	(485)	(483)
Curtailment gain	—	—	(23,830)	—
Postretirement medical benefit	(107)	(34)	(24,296)	(1,045)

In the 39 weeks ended June 27, 2021 we contributed $965,000 to our pension plans. In March 2021, The American Rescue Plan Act was signed into law. Among other things, the law changed how companies compute minimum required pension contributions. As a result we expect to make no additional contributions to our pension trust during the remainder of fiscal 2021.

Multiemployer Pension Plans

During the 13 weeks ended December 27, 2020, we withdrew from a multiemployer pension plan and recorded a $12,310,000 liability reflecting an estimate of the withdrawal from the fund. The withdrawal liability is recorded in Warrants and other and the expense is included within Pension withdrawal cost. The liability will be paid over 20 years.

7	ACQUISITIONS

On March 16, 2020, the Company completed the Asset and Stock Purchase Agreement dated as of January 29, 2020 with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and BH Media Group, Inc., a Delaware corporation (“BH Media Group”) (“Purchase Agreement”). As part of the Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of BH Media's newspapers and related community publications business (“BH Media Newspaper Business”), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of The Buffalo News, Inc., a Delaware corporation (“Buffalo News”) for a combined purchase price of $140,000,000 (collectively, the “Transactions”). BHMG includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities. The fair values of the assets and liabilities for the Transactions were finalized during the second quarter of 2021.

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

	Unaudited	Unaudited
	13 Weeks Ended	39 Weeks Ended
	June 28,	June 28,
(Thousands of Dollars, Except Per Share Data)	2020	2020
Total revenues	182,528	630,027
Income (loss) attributable to Lee Enterprises, Incorporated	(1,275)	19,334
Earnings per share - diluted	(0.20)	3.40

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

The only material, nonrecurring adjustment made relates to the write-off of previously unamortized debt-issuance costs as of October 1, 2019 which resulted in an $8,900,000 increase to net income for the 39 weeks ended June 28, 2020.

8	INCOME TAXES

We recorded an income tax expense of $1,366,000 related to income before taxes of $5,103,000 for the 13 weeks ended June 27, 2021, and income tax expense of $7,106,000 related to income before taxes of $26,636,000 for the 39 weeks ended June 27, 2021. We recorded an income tax expense of $368,000 related to a loss before taxes of $359,000 for the 13 weeks ended June 27, 2020, and income tax benefit of $92,000 related to a loss before taxes of $90,000 for the 39 weeks ended June 28, 2020. The effective income tax rates for the 13 weeks and 39 weeks ended June 27, 2021 was 26.8% and 26.7%, respectively. The effective income tax rate for the 13 and 39 weeks ended June 28, 2020 was negative 102.5% and 102.2%, respectively.

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

At September 27, 2020, we had approximately $46,066,000 of state net operating loss benefits.

9	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share as adjusted to give effect to the reverse stock split:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020	2021	2020

Income (loss) attributable to Lee Enterprises, Incorporated:	3,227	(1,275)	17,995	(1,320)
Weighted average common shares	5,881	5,820	5,867	5,823
Less weighted average restricted Common Stock	(156)	(156)	(155)	(153)
Basic average common shares	5,725	5,664	5,712	5,670
Dilutive stock options and restricted Common Stock	123	—	102	—
Diluted average common shares	5,848	5,664	5,814	5,670
Earnings per common share:
Basic	0.56	(0.23)	3.15	(0.23)
Diluted	0.55	(0.23)	3.10	(0.23)

For the 13 and 39 weeks ended June 27, 2021, 600,000 shares were not considered in the computation of diluted earnings per common share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For the 13 and 39 weeks ended June 28, 2020, 813,497 and 737,200 shares, respectively, were not considered in the computation of diluted earnings per common share because the Company recorded net losses.

Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 for details.

10	STOCK OWNERSHIP PLANS

A summary of stock option activity during the 39 weeks ended June 27, 2021 follows, as adjusted to give effect to the reverse stock split:

(Thousands of Dollars and Shares, Except Per Share Data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, September 27, 2020	41	11.40
Exercised	(2)	11.30
Cancelled	(3)	11.30
Outstanding, June 27, 2021	36	11.40	0.95	604
Exercisable, June 27, 2021	36	11.40	0.95	604

Restricted Common Stock

The table below summarizes restricted Common Stock activity during the 39 weeks ended June 27, 2021, as adjusted to give effect to the reverse stock split:

(Thousands of Shares, Except Per Share Data)	Shares	Weighted Average Grant Date Fair Value

Outstanding, September 27, 2020	155	21.50
Vested	(45)	27.70
Granted	46	11.20
Cancelled	—	—
Outstanding, June 27, 2021	156	16.70

Total unrecognized compensation expense for unvested restricted Common Stock at June 27, 2021 is $1,115,000, which will be recognized over a weighted average period of 1.4 years.

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

Our fixed rate debt consists of $485,162,000 principal amount of the Term Loan recorded at carrying value. At June 27, 2021, based on market quotations, the fair value approximates carrying value. This represents a level 2 fair value measurement.

As discussed more fully in Note 5, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of Warrants at June 27, 2021, and  September 27, 2020,are $1,317,000 and $363,000, respectively. Fair value is determined using the Black-Scholes option pricing model. These represent level 2 fair value measurements.

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

Restructuring Costs and Other

We have recognized $1,419,000 and $5,880,000, respectively of expense related to restructuring costs and other for the 13 and 39 weeks ended June 27, 2021 and $2,865,000 and $6,422,000 for the 13 and 39 weeks ended June 28, 2020. The amounts consist of $907,000 and $4,074,000 for June 27, 2021 and $1,484,000 and $2,534,000 for June 28, 2020, respectively of severance expense. We did not have a significant restructuring liability as of June 27, 2021 or June 28, 2020.

Subsequent events

We have evaluated subsequent events through August 6, 2021. No events have occurred subsequent to June 27, 2021 that require disclosure or recognition in these financial statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 and 39 weeks ended June 27, 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2020 Annual Report on Form 10-K.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
(Thousands of Dollars)	2021	2020	2021	2020

Net income (loss)	3,737	(727)	19,532	2
Adjusted to exclude
Income tax expense (benefit)	1,366	368	7,106	(92)
Non-operating expenses, net	8,680	12,108	16,369	43,933
Equity in earnings of TNI and MNI	(1,689)	(842)	(4,902)	(3,773)
Loss (gain) on sale of assets and other, net	242	147	6,938	(5,153)
Depreciation and amortization	10,836	11,201	33,794	25,196
Restructuring costs and other	1,419	2,865	5,880	6,422
Stock compensation	205	228	639	799
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,923	955	5,421	4,464
Adjusted EBITDA	26,719	26,303	90,777	71,798

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a major subscription and advertising platform and a leading provider of high quality, trusted, local news and information in the markets we serve.

We operate 77 principally mid-sized local media operations.

We reach nearly 70% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 49 million unique visitors, in the month of June 2021 with 400 million page views and 91 million visits.

•	We have approximately one million paid subscribers to our print and digital products, with estimated readership totaling three million. Digital only subscribers totaled approximately 337,000, a 50.5% increase over the prior year.

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

STRATEGY

We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts and SMBs, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:

•	Transform the presentation of local news and information by providing best-in-class reader and user experiences with digital presentations that emphasize video and other multimedia formats and rich, high-value content.
•	Accelerate overall subscription growth by converting more of our vast addressable market to subscribers leveraging cutting-edge data and technology and expanded offerings for paid, niche, content on topics where we have expertise and unique selling positions.
•	Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Lee's in-house Amplified Digital Agency that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

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

In connection with the Transactions, the Company entered into a lease agreement between BHMG, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business (the “BH Lease”). The BH Lease was signed and commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal monthly payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments will be subject to a Rent Credit (as defined in the BH Lease) equal to 8.00% of the net consideration for any leased real estate sold by BHMG during the term of the BH Lease.

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

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2021 to 2020 and will continue to affect period-over-period comparisons for future results:

Acquisitions and Divestitures

•	In March 2020, we completed the acquisition of BHMG and Buffalo News for a purchase price of $140,000,000. The acquisition was funded by the Term Loan, as part of a broader comprehensive refinancing of all of our then outstanding debt, as well as cash on our balance sheet.

•	In the 13 weeks ended March 2020, we disposed of substantially all of the assets of certain of our smaller properties, including four daily newspapers and related print and digital publications, for an aggregate sales price of $3,950,000.

Impacts of COVID-19

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact on the Company’s business and operating results in the near term. While vaccines have become widely available in the United States, the long-term impact of the COVID-19 pandemic remains uncertain and unpredictable as it will depend on the pace of vaccine distribution, government responses to future outbreaks, the spread of variants, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant negative impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

We have evaluated the current economic environment as of June 27, 2021, and have concluded that there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived or indefinite-lived assets.

13 WEEKS ENDED June 27, 2021

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	June 27,	June 28,	Percent
(Thousands of Dollars, Except Per Share Data)	2021	2020	Change
Advertising and marketing services	91,122	77,754	17.2
Subscription	88,792	89,115	(0.4)
Other	16,576	15,659	5.9
Total operating revenue	196,490	182,528	7.6
Operating expenses:
Compensation	82,731	72,396	14.3
Newsprint and ink	7,051	7,572	(6.9)
Other operating expenses	82,117	77,440	6.0
Cash costs	171,899	157,408	9.2
Total operating revenue less cash costs	24,591	25,120	(2.1)
Depreciation and amortization	10,836	11,201	(3.3)
Assets loss (gain) on sales, impairments and other, net	242	147	64.6
Restructuring costs and other	1,419	2,865	(50.5)
Operating expenses	184,396	171,621	7.4
Equity in earnings of associated companies	1,689	842	NM
Operating income	13,783	11,749	17.3
Non-operating income (expense):
Interest expense	(11,010)	(13,135)	(16.2)
Other, net	2,330	1,027	NM
Non-operating expenses, net	(8,680)	(12,108)	(28.3)
Income (loss) before income taxes	5,103	(359)	NM
Income tax expense (benefit)	1,366	368	NM
Net income (loss)	3,737	(727)	NM
Net income attributable to non-controlling interests	(510)	(548)	(6.9)
Income (loss) attributable to Lee Enterprises, Incorporated	3,227	(1,275)	NM
Other comprehensive income, net of income taxes	477	317	50.5
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	3,704	(958)	NM
Earnings per common share:
Basic	0.56	(0.23)	NM
Diluted	0.55	(0.23)	NM

References to the “2021 Quarter” refer to the 13 weeks ended June 27, 2021. Similarly, references to the “2020 Quarter” refer to the 13 weeks ended June 28, 2020. Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 to the financial statements for details.

Operating Revenue

Total operating revenue was $196,490,000 in the 2021 Quarter, up $13,962,000, or 7.6%, compared to the prior year.

Advertising and marketing services revenue totaled $91,122,000 in the 2021 Quarter, up 17.2% compared to the prior year. The increase is due to rapid growth at Amplified Digital Agency ("Amplified") and stabilization of our legacy business as we emerge from the pandemic. Print advertising revenues were $55,401,000 in the 2021 Quarter, up 10.3% compared to the prior year. Digital advertising and marketing services totaled $35,719,000 in the 2021 Quarter, up 30.8% compared to the prior year. The majority of these gains come from an increase in Amplified revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 39.2% of the 2021 Quarter total advertising and marketing services revenue, compared to 35% in the same period last year.

Subscription revenue totaled $88,792,000 in the 2021 Quarter, down 0.4% compared to the 2020 Quarter. The growth in digital only subscribers, digital only revenue, and selective price increases on our full access subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends. Digital only subscribers grew 50.5% since the 2020 Quarter and now total 337,000.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $917,000, or 5.9%, in the 2021 Quarter compared to the 2020 Quarter. Digital services revenue totaled $4,713,000 in the 2021 Quarter, a 5.9% decrease compared to the 2020 Quarter. On a stand-alone basis, revenue at TownNews increased 8.7% compared to the prior year. Commercial printing revenue totaled $6,333,000 in the 2021 Quarter, a 16.8% increase compared to the 2020 Quarter primarily driven by new customers and improved spending post pandemic.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $65,627,000 in the 2021 Quarter, an increase of 48.3% over the 2020 Quarter, and represented 33.4% of our total operating revenue in the 2021 Quarter.

Equity in earnings of TNI and MNI increased $847,000 in the 2021 Quarter.

Operating Expenses

Total operating expenses were $184,396,000 in the 2021 Quarter, a 7.4% increase compared to the 2020 Quarter.  Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash Costs were $171,899,000, a 9.2% increase compared to the 2020 Quarter.

Compensation expense increased $10,335,000 in the 2021 Quarter, or 14.3%, compared to the 2020 Quarter. The 2020 Quarter experienced a one-time furlough and compensation reduction for all employees driving cost reductions in response to COVID-19.

Newsprint and ink costs decreased $521,000 in the 2021 Quarter, or 6.9%, compared to the 2020 Quarter. The decrease is attributable to declines in newsprint volumes partially offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $4,677,000 in the 2021 Quarter, or 6.0%, compared to the 2020 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $1,419,000 and $2,865,000 in the 2021 Quarter and 2020 Quarter, respectively. Restructuring costs in the 2021 and 2020 Quarters are predominately severance related to our ongoing business transformation.

Depreciation expense increased $420,000, or 9.7%, and amortization expense decreased $785,000, or 11.5%, in the 2021 Quarter.

Assets loss (gain) on sales, impairments and other, was a net loss of $242,000 in the 2021 Quarter compared to a net loss of $147,000 in the 2020 Quarter. The losses in the 2021 Quarter and in the 2020 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $13,783,000 in the 2021 Quarter compared to $11,749,000 in the 2020 Quarter.

Non-operating Income and Expense

Interest expense decreased $2,125,000, or 16.2%, to $11,010,000 in the 2021 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Debt has been reduced by $90.8 million since our refinancing in March 2020. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2021 Quarter.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $2,228,000 periodic pension and other postretirement benefits in the 2021 Quarter and $1,370,000 in the 2020 Quarter. We recorded non-operating expense of $237,000 in the 2021 Quarter and non-operating expense of $271,000 in the 2020 Quarter, related to the changes in the value of the Warrants.

Income Tax Expense

We recorded an income tax expense of $1,366,000, or 26.8% of pretax income in the 2021 Quarter. In the 2020 Quarter, we recognized an income tax expense of $368,000, or 102.5% of pretax income.

Net Income (Loss) and Earnings (Losses) Per Share

Net income was $3,737,000 and diluted earnings per share were $0.55 for the 2021 Quarter compared to net loss of $727,000 and diluted losses per share of $0.23 for the 2020 Quarter as adjusted for the reverse stock split, described in Note 1 to the financial statements. The change reflects the various items discussed above.

39 WEEKS ENDED June 27, 2021

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	June 27,	June 28,	Percent
(Thousands of Dollars, Except Per Share Data)	2021	2020	Change
Advertising and marketing services	279,326	204,426	36.6
Subscription	269,905	178,234	51.4
Other	51,505	43,578	18.2
Total operating revenue	600,736	426,238	40.9
Operating expenses:
Compensation	250,048	164,330	52.2
Newsprint and ink	22,222	16,629	33.6
Other operating expenses	243,749	178,744	36.4
Cash costs	516,019	359,703	43.5
Total operating revenue less cash costs	84,717	66,535	27.3
Depreciation and amortization	33,794	25,196	34.1
Assets loss (gain) on sales, impairments and other, net	6,938	(5,153)	NM
Restructuring costs and other	5,880	6,422	(8.4)
Operating expenses	562,631	386,168	45.7
Equity in earnings of associated companies	4,902	3,773	29.9
Operating income	43,007	43,843	(1.9)
Non-operating income (expense):
Interest expense	(34,129)	(35,377)	(3.5)
Debt financing and administrative cost	—	(11,865)	NM
Curtailment Gain	23,830	—	NM
Pension withdrawal cost	(12,310)	—	NM
Other, net	6,240	3,309	88.6
Non-operating expenses, net	(16,369)	(43,933)	(62.7)
Income (loss) before income taxes	26,638	(90)	NM
Income tax expense (benefit)	7,106	(92)	NM
Net income	19,532	2	NM
Net income attributable to non-controlling interests	(1,537)	(1,322)	16.3
Income (loss) attributable to Lee Enterprises, Incorporated	17,995	(1,320)	NM
Other comprehensive income, net of income taxes	2,097	950	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	20,092	(370)	NM
Earnings per common share:
Basic	3.15	(0.23)	NM
Diluted	3.10	(0.23)	NM

References to the “2021 Period” refer to the 39 weeks ended June 27, 2021. Similarly, references to the “2020 Period” refer to the 39 weeks ended June 28, 2020. Prior period results have been adjusted to reflect the one-for-ten reverse stock split in March 2021. See Note 1 to the financial statements for details.

Included in the analysis below are impacts from the Transactions.. The impacts include the revenue and expenses generated from the acquisition in the current year from September 28, 2020 through March 16, 2021.

Operating Revenue

Total operating revenue was $600,736,000 in the 2021 Period, up $174,498,000, or 40.9%, which included $207,936,000 in revenue from the Transactions. Total operating revenue on a pro forma basis was down 4.7% compared to the 2020 Period.

Advertising and marketing services revenue totaled $279,326,000 in the 2021 Period, up 36.6% compared to the prior year with $87,274,000 attributable to acquisitions. Print advertising revenues were $177,212,000 in the 2021 Period, up $49,188,000 or 38.4% compared to the prior year, with $65,402,000 attributable to acquired print advertising revenue. Digital advertising and marketing services totaled $102,114,000 in the 2021 Period, up 33.7% compared to the prior year, with $21,854,000 attributable to acquired digital advertising and marketing services revenue. Digital advertising and marketing services represented 36.6% of the 2021 Period total advertising and marketing services revenue compared to 37.4% in the 2020 Period. On a pro forma basis, Advertising and marketing services revenue was down 9.3% in the 2021 Period. The decline is due to the secular downward trend in print advertising, partially offset by growth in digital marketing services revenue at Amplified.

Subscription revenue totaled $269,905,000 in the 2021 Period, up 51.4% compared to the 2020 Period, including $102,601,000 of acquired subscription revenue. The acquired subscription revenue, growth in digital-only subscribers and digital-only revenue and selective price increases on our full access subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends.

Other revenue, which primarily consists of digital services revenue from TownNews and commercial printing revenue, increased $7,927,000, or 18.2%, in the 2021 Period compared to the 2020 Period.  Other revenue in the 2021 Period included $18,061,000 of acquired other revenue, primarily from commercial printing. Digital services revenue totaled $14,363,000 in the 2021 Period, a 1.2% decrease compared to the 2020 Period. Commercial printing revenue totaled $19,332,000 in the 2021 Period, a 104.9% increase compared to the 2020 Period, due to $11,060,000 of acquired commercial printing revenue. Prior to the termination of the Management Agreement in connection with the Transactions in March 2020, we earned $5,814,000 in management agreement revenue.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $187,011,000 in the 2021 Period, an increase of 60.8% over the 2020 Period, and represented 31.1% of our total operating revenue in the 2021 Period.

Equity in earnings of TNI and MNI increased $1,129,000 in the 2021 Period.

Operating Expenses

Total operating expenses were $562,631,000, a 45.7% increase compared to the 2020 Period, which included $185,729,000 in acquired operating expenses. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets loss (gain) on sales, and impairments. Cash Costs were $516,019,000, a 43.5% increase compared to the 2020 Period, which included $172,657,000 of acquired Cash Costs. Cash Costs on a pro forma basis were down 4.2% compared to the 2020 Period.

Compensation expense increased $85,718,000 in the 2021 Period, or 52.2%, compared to the 2020 Period. This increase was primarily attributable to $87,934,000 of acquired compensation expense, partially offset by a reduction in FTEs on a proforma basis and one-time furlough and compensation reduction for all employees driving cost reductions in response to COVID-19 in the 2020 Period.

Newsprint and ink costs increased $5,593,000 in the 2021 Period, or 33.6%, compared to the 2020 Period. The increase is attributable to acquired newsprint and ink expenses of $10,103,000 offset by declines in newsprint volumes and prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $65,005,000 in the 2021 Period, or 36.4%, compared to the 2020 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $84,812,000 of acquired other operating expenses and increases in investments to fund our digital growth strategy, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $5,880,000 and $6,422,000 in the 2021 Period and 2020 Period, respectively. Restructuring costs in the 2021 and 2020 Periods is predominately severance related to our ongoing business transformation.

Depreciation expense increased $4,845,000 or 50.2%, and amortization expense increased $3,753,000, or 24.1%, in the 2021 Period. Increases in both are due to the acquired assets from BHMG and Buffalo News.

Assets loss (gain) on sales, impairments and other, was a net loss of $6,938,000 in the 2021 Period compared to a net gain of $5,153,000 in the 2020 Period. The loss in the 2021 Period and the gains in the 2020 Period were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $43,007,000 in the 2021 Period compared to $43,843,000 in the 2020 Period.

Non-operating Income and Expense

Interest expense decreased $1,248,000, or 3.5%, to $34,129,000 in the 2021 Period, compared to the same period last year due to lower debt balances and a reduction in the weighted average interest rates on our debt during the 2021 period. Our weighted average cost of debt, excluding amortization of debt financing costs, was 9.0% at the end of the 2021 Period.

We recognized no debt financing and administrative expense in the 2021 Period compared to $11,865,000 in the 2020 Period. Expenses in the prior year are due to writing off unamortized financing costs paid in conjunction with a prior refinancing.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $6,799,000 in periodic pension and other postretirement benefits in the 2021 Period and $2,458,000 in the 2020 Period. We recorded non-operating expense of $954,000 in the 2021 Period and non-operating income of $765,000 in the 2020 Period, related to the changes in the value of the Warrants.

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

Income Tax Expense (Benefit)

We recorded an income tax expense of $7,106,000, or 26.7% of pretax income in the 2021 Period. In the 2020 Period, we recognized an income tax benefit of $92,000, or 102.2% of pretax income.

Net Income and Earnings (Losses) Per Share

Net income was $19,532,000 and diluted earnings per share were $3.10 for the 2021 Period compared to net income of $2,000 and diluted losses per share of $0.23 for 2020 Period as adjusted for the reverse stock split, described in Note 1 to the financial statements. The change reflects the various items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities was $42,771,000 in the 2021 Period compared to $38,010,000 in the 2020 Period. Net income for the 2021 Period totaled $19,532,000 compared to $2,000 in the 2020 Period. The increase in cash provided by operating activities in the 2021 Period is mainly attributed to the acquired operations of BHMG and Buffalo News and growth in our digital business.

Investing Activities

Cash required by investing activities totaled $2,465,000 in the 2021 Period compared to cash required by investing activities of $121,137,000 in the 2020 Period. Capital spending totaled $5,350,000 in the 2021 Period compared to $7,297,000 in the 2020 Period. Cash proceeds from asset sales, mainly real estate, totaled $3,095,000 in the 2021 Period compared to $17,649,000 in the 2020 Period. In the 2020 Period we spent $130,985,000 on the acquisitions, substantially all of which was related to the Transactions.

Financing Activities

Cash required for financing activities totaled $52,969,000 in the 2021 Period compared to cash provided by financing activities of $131,192,000 in the 2020 Period. Debt reduction accounted for nearly all of the usage of funds in the 2021 Period and the 2020 Refinancing provided the majority of funds in the 2020 Period.

Term Loan

In March 2020, in connection with the Transactions, the Company completed a comprehensive refinancing of its debt, which consists of a 25-year term loan with BH Finance in an aggregate principal amount of $576,000,000. The Term Loan, which matures March 16, 2045, bears interest at an annual rate of 9.0%.

Debt is summarized as follows:

	June 27,	September 27,	Interest
(Thousands of Dollars)	2021	2020	Rates (%)

Term Loan	485,162	538,290	9.0
Less current maturities of long-term debt	1,070	13,733
Total long-term debt	484,092	524,557

Excluding payments required from the Company’s future excess cash flow (as defined in the Credit Agreement), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Excess cash flow for the 13 weeks ended June 27, 2021 totaled $1,070,000, which was used to repay debt in July 2021.

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

In February 2020, we filed a Form S-3 registration statement ("Shelf"), that gave us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf. Subject to maintenance of the minimum equity market float and the conditions of our existing debt agreements, the Shelf may enable us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise.

Additional Information on Liquidity

We continue to evaluate the effects of the COVID-19 pandemic on our results of operations and cash flows. To combat the negative impacts, we took significant and immediate action to manage cash flow by implementing various initiatives including reductions in force, compensation reductions, furloughs, and reductions in capital investments.

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

COMMODITIES

All North American newsprint producers announced and implemented price increases in January 2021, February 2021, April 2021, May 2021, and July 2021.  An additional August 2021 price increase announcement is expected to also be implemented.  Supply capacity utilization has recently been reaching  very high levels due to paper machine permanent shutdowns, conversion to paper grades other than newsprint, and improving demand, domestically and exports, for newsprint.

Our long-term supply strategy is to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $514,000 annualized based on anticipated consumption in 2021, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $485,162,000 principal amount of the Term Loan recorded at carrying value. At June 27, 2021, based on market price quotations, the fair value approximates carrying value.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses are now considered in our assessment over internal control over financial reporting following the completion of the 12-month period of evaluation as permitted by the SEC. Other than the internal controls related to the acquired businesses, there have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 6, 2021
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)