Form 10-K
period 2021-09-26
LEE ENTERPRISES, Inc
filed 2021-12-10
CIK 58361

Table of Contents

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 26, 2021

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 1-6227

LEE ENTERPRISES, INCORPORATED

(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)

4600 E 53rd Street, Davenport, Iowa 52807

(Address of principal executive offices)

 (563) 383-2100

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock - $0.01 par value	LEE	The Nasdaq Global Select Market
Preferred Share Purchase Rights	LEE	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registrant's public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2021, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $141,804,818 based on the closing sale price as reported on the New York Stock Exchange. As of November 30, 2021, 5,889,159 shares of Common Stock $0.01 par value were outstanding on Nasdaq Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Lee Enterprises, Incorporated Definitive Proxy Statement to be filed in January 2022 are incorporated by reference in Part III of this Form 10-K. Except as expressly incorporated by reference, the Registrant's Definitive Proxy Statement shall not be deemed to be a part of this report.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2021", "2020", "2019" and the like refer to the fiscal years ended the last Sunday in September.

PART I

ITEM 1. BUSINESS

Lee Enterprises, Incorporated was founded in 1890, incorporated in 1950 and serves 77 mid-sized local communities (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI") in 26 states) as the leading provider of valuable, intensely local, original news and information through our traditional print and digital subscriptions, and innovative, digitally focused marketing solutions to local advertisers. On March 16, 2020, we completed the acquisition of BH Media Group, Inc. ("BH Media") and The Buffalo News, Inc. ("Buffalo News"), adding 31 local media operations and nearly doubling our audience size and total operating revenue.

Our asset portfolio includes digital subscription platforms, daily, weekly and monthly newspapers and niche publications, all delivering original local news and information. Our products offer print and digital editions, and our content and advertising is available in real time through our websites and mobile apps. We operate in predominately mid-sized communities with products ranging from large daily newspapers and associated digital products, such as the St. Louis Post-Dispatch and The Buffalo News, to non-daily newspapers with news websites and digital platforms serving smaller communities.

As the leading provider of local news and information in our local markets and an innovative marketing solutions company, we aim to grow our business through three main categories: subscriptions to our product offerings, advertising and marketing solutions to local advertisers, and digital services to a diverse set of customers. The execution of this strategy is expected to enable the Company to continue its transformation from a more traditional print media business to a digitally focused subscription platform and digital marketing solutions company.

•	Our digital subscription platforms are some of the fastest growing digital subscription platforms in local media. At the end of 2021, we had more than 400,000 subscribers to our digital platforms, up 65% over 2020.

•	Our digital marketing services agency, Amplified Agency ("Amplified") offers a full suite of digital marketing solutions to local advertisers both in and outside of the markets in which we operate a subscription platform. Revenue at Amplified totaled almost $42 million in 2021, up 43% over 2020.

•	Our software as a service (SaaS) content platform, TownNews, is one of the largest web-hosting and content management SaaS providers in North America. TownNews represents a powerful opportunity to drive additional digital revenue by providing state-of-the-art web hosting and content management services to more than 2,000 customers who rely on TownNews for their web, over-the-top display ("OTT"), mobile, video and social media products. Revenue at TownNews, including intercompany revenue, totaled more than $27 million in 2021, and has achieved a compound annual growth rate of 10.5% over the last ten years.

We generate revenue primarily through advertising and marketing services, subscriptions to our digital and print products, and digital services, primarily through our majority owned subsidiary, TownNews. Our operations also provide printing and distribution of third party publications.

Advertising and Marketing Services - In 2021, advertising and marketing services of $369.3 million comprised 46% of total operating revenue, down from 47% in the prior year.

•	Local advertising revenue is earned from top local accounts and small to medium businesses (SMBs) in but not limited to our markets. Advertising takes the form of display advertising in daily and non-daily publications, preprinted advertising inserted in the publication, display advertising delivered on our owned and operated websites, and a full suite of digital marketing services through Amplified, including targeted display, video, OTT, custom content, web development, social media management, search, email marketing and other tactics.

•	National advertising is revenue earned from the sale of print or digital display advertising space, or from preprint advertising inserted in the publication, from national accounts that do not have a local retailer representing the account in the market.

Our primary strategy is a data-driven, multi-channel sales approach that enables our sales force to put the right marketing solution that maximizes audience reach for our advertisers by tailoring advertising and marketing solutions based on the size, scale, and needs of the advertiser. Through Amplified we create sophisticated digital campaigns on our owned and operated sites and on third-party sites that give advertisers the ability to target their message. We collaborate with Google and other ad tech companies to provide key metrics and analytics to measure campaign effectiveness.

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

Subscription Revenue - In 2021, subscription revenue of $357.7 million comprised 45% of our total operating revenue, up from 43% in the prior year. Subscription revenue is earned primarily from our full access subscription model, whereby subscribers receive complete access to our content on all platforms, both print and digital, and from subscriptions to our digital-only products. We also generate revenue from the sale of single copy editions.

•	Our printed newspapers reach almost 1 million households daily and more than 1.2 million on Sunday, and more than 265,000 users access our digital e-edition.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 50 million unique visitors, at the end of September 2021, with almost 1 million "known-users".

•

As of September 26, 2021, we have 402,000 digital-only subscribers, a 65% increase over 2020. Growing our digital only subscribers remains a key strategic priority as we make the digital transformation.

Digital Services Revenue – In 2021, digital services revenue of $19 million comprised 2.4% of our total operating revenue, compared to 3% in the prior year. Almost all of our digital services revenue is from TownNews. TownNews, operated through our 82.5% owned subsidiary INN Partners, L.C. and is one of the largest web-hosting and content management SaaS providers in North America and offers state of the art integrated digital publishing and content management solutions for creating, distributing, and monetizing multimedia content.

•

TownNews is the engine that powers our digital products. In addition, TownNews services nearly 2,000 daily customers, including legacy media publications, universities, television stations and niche publications.

•	Including intercompany revenue generated from our markets, revenue at TownNews grew almost 9% in 2021 and totaled $27 million.

•

With strong product offerings, investments in video and streaming technology and diversifying the customer base into broadcast, TownNews is positioned to continue to be a key component to our growth strategy.

Other Revenue - In 2021, Other Revenue of $67.7 million comprised 8.5% of total operating revenue, down from 9.7% the prior year. Excluding digital services revenue, other revenue is comprised mainly of commercial printing and delivery of third party products and until March 16, 2020 revenue from our Management Agreement with BH Media. In 2021, other revenue excluding digital services of $19 million, comprised 6.1% of our total operating revenue, down from 6.8% in the prior year.

We compete with other media and digital companies for advertising and marketing spend as well as other news and information outlets for subscription spend. The market for local digital marketing solutions is highly competitive and evolving allowing opportunities for new competitors to enter the market. Amplified competes with other digital marketing solutions agencies as well as other media companies who have a similar strategy for digital marketing solutions. While some of our competitors enjoy competitive advantages such as greater name recognition, longer histories as well as greater financial resources, we believe we compete favorably and our product capabilities meet customer requirements due to our data-driven, multichannel sales approach, our experienced digital sales force and our overall customer satisfaction.

While very few of our local media operations have similar daily print competitors that are published in the same city, our local media operations compete with other media including magazines, radio, television, outdoor/billboard advertising, other classified and specialty publications, other print publications both free and paid, direct mail, directories, and national, regional and local advertising websites and content providers.

The number of competitors in any given market varies, however all of the forms of competition noted above exist to some degree in all of our markets.

STRATEGIC INITIATIVES

We are a major subscription platform providing trusted, local information, news, and an innovative, digitally focused marketing solutions company. Our focus is the local market - including local news and information, marketing solutions for local advertisers, and digital services for local content curators. To align with the core strength of our company, our digital transformation strategy is locally focused and revolves around three pillars:

To align with customer expectations, we will transform the way we present local news, information, and viewpoints, both in digital and print. We seek to maintain our position as the leading provider of news and information by providing best-in-class digital experiences to improve consumer engagement and grow our audiences. We aim to achieve this by delivering relevant, useful, and engaging content to the consumer using a multi-media approach with a heavy emphasis on video and audio.

In 2022, we look to create new content and video channels by growing our multimedia capabilities leveraging the high quality, trusted, engaging content we produce locally to tap into these growing market segments. Through strategic investments in talent and technology, we aim to continuously improve the user experience with our digital products and to expand our digital product offerings where we have niche expertise.

We believe that our proprietary local content displayed in best-in-class multimedia platforms combined with new and engaging content and video channels will grow our audiences and increase our audience monetization capabilities.

We will accelerate subscription growth, transforming our print-centric audience model to a robust digital subscription model. We are one of the fastest growing digital subscription platforms in local media. In 2021, our total paid audiences (including print and digital) increased for the first time in several years. Digital only subscriber growth accelerated in 2021, offsetting the declines in our traditional full access (print and digital) subscribers. In 2021, we reached 50 million unique visitors across all of our digital platforms, with 393 million page views in September. Our digital audiences are comprised of full access subscribers, digital-only subscribers and non-subscribers who access our sites subject to our paywalls. More than 60% of our full access subscribers have activated their digital access and digital-only subscribers increased 65% in 2021, reaching 402,000 digital-only subscribers.

Our acquisition and retention tactics are focused on growing our digital subscription base by using data and analytics to direct our huge addressable market of 50 million unique visitors toward obtaining a digital subscription. In 2022, we expect to implement an ongoing, comprehensive marketing campaign focused on aggressively promoting dynamic video and graphic content that drives consumption, engagement and ultimately feeds consumers down our digital subscription funnel.

Using these techniques, we expect digital-only subscribers to continue to grow substantially, reaching more than 900,000 digital-only subscribers by 2026.

We believe our digital transformation will have a favorable impact on the environment. A key component to our digital growth strategy is to accelerate the pace of digital subscriber growth. Growing our digital business as the legacy business wanes will have a favorable impact on the environment as our production hubs will consume less energy, we will consume less newsprint and there will be less environmental impact from our distribution channels that largely operate on fossil-fuel powered transportation.

We will diversify and transform the services and products we offer advertisers and dramatically expand our local advertiser base. According to eMarketer, local advertising spending is expected to reach nearly $115 billion in 2022. Our vast array of rapidly growing digital products, our large, digitally adept salesforce and Amplified, our high powered full service digital agency, creates a powerful opportunity to gain scale both in and outside of our local markets.

•	Our local sales forces are larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets.

•	We have strong relationships with businesses in our markets and offer a wide array of products to deliver our advertisers' message.

•	Our sales executives pitch the power of our audiences directly to local decision makers.

We have a world-class sales force, managed and supported centrally to ensure the highest digital talent is recruited, developed and retained to meet our clients' needs. Amplified is the backbone of our sales force and supports our local operators by providing lead generation, developing highly sophisticated proposals and provides all of the essential digital marketing services including web development, social media management, email marketing, fulfillment and search that most sophisticated advertisers are looking for. Amplified also provides our advertisers with the best data and metrics in order for them to maximize their advertising ROI. Amplified is a powerful organization that will help us improve our advertising revenue trends in 2022 and beyond.

TownNews represents a powerful opportunity for us to drive additional digital revenue through their SaaS content platform. In 2021, revenue at TownNews, including intercompany revenue, totaled more than $27,197,000 and since 2011 the compounded annual growth rate of TownNews revenue has been 10.5%. Through continuous investment in product development and gaining essential technology, like world-class video and streaming technology, TownNews is the leading CMS provider in the publishing CMS segment and is growing its market share in the broadcast CMS segment. In 2022, we believe we can grow revenue at TownNews through modest market share gains in our core markets, increasing our average revenue per customer.

DAILY NEWSPAPERS AND MARKETS

The Company, TNI and MNI, defined in Note 4, publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)		2021 Monthly Average ('000s) (5)(6)
Newspaper	Primary Website	Location	Daily (2)	Sunday (2)	Unique Visitors	Page Views

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	97,634	127,802	5,256	51,311
Buffalo News	buffalonews.com	Buffalo, NY	68,989	102,969	2,683	12,374
Arizona Daily Star (4)	azstarnet.com	Tucson, AZ	48,391	80,657	1,903	16,663
Omaha World Herald	omaha.com	Omaha, NE	69,945	78,528	3,660	26,779
Richmond Times-Dispatch	richmond.com	Richmond, VA	60,552	68,124	2,691	16,869
Wisconsin State Journal (3)	madison.com	Madison, WI	58,406	66,308	3,155	22,121
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	35,364	44,392	1,905	25,277
Lincoln Journal Star	journalstar.com	Lincoln, NE	38,653	43,319	2,128	19,558
Tulsa World	tulsaworld.com	Tulsa, OK	35,608	41,118	2,581	14,499
Roanoke Times	roanoke.com	Roanoke, VA	27,850	29,253	1,574	8,267
Winston Salem Journal	journalnow.com	Winston-Salem, NC	25,471	28,186	1,335	7,524
The Press of Atlantic City	pressofatlanticcity.com	Atlantic City, NJ	22,039	25,759	1,533	9,234
Greensboro News-Record	greensboro.com	Greensboro, NC	21,510	25,207	1,241	5,809
The Post-Star	poststar.com	Glens Falls, NY	23,580	24,248	626	6,755
Billings Gazette (5)	billingsgazette.com	Billings, MT	17,323	23,054	1,245	12,578
Quad-City Times	qctimes.com	Davenport, IA	18,370	22,637	842	7,251
The Pantagraph	pantagraph.com	Bloomington, IL	20,376	21,866	555	9,475
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	11,946	20,574	556	5,095
The Free-Lance-Star	fredericksburg.com	Fredericksburg, VA	17,942	20,195	979	5,851
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	17,298	18,122	549	6,412
Casper Star-Tribune	trib.com	Casper, WY	14,272	17,660	644	3,972
Missoulian (5)	missoulian.com	Missoula, MT	12,151	17,536	648	6,183
Statesville Record & Landmark	statesville.com	Statesville, NC	14,757	15,713	294	1,611
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	13,423	15,352	564	6,244
Dispatch-Argus	qconline.com	Moline, IL	50,261	15,214	359	4,167
Sioux City Journal (5)	siouxcityjournal.com	Sioux City, IA	11,798	14,531	607	4,293
Waco Tribune-Herald	wacotrib.com	Waco, TX	12,947	14,388	838	4,589
Charlottesville Daily Progress	dailyprogress.com	Charlottesville, VA	11,381	12,274	636	3,374
Lynchburg News & Advance	newsadvance.com	Lynchburg, VA	11,077	12,657	721	3,927
Bristol Herald Courier	heraldcourier.com	Bristol,VA	10,722	11,668	622	2,848
Independent Record (5)	helenair.com	Helena, MT	7,946	11,380	489	4,986
Dothan Eagle	dothaneagle.com	Dothan, AL	10,841	11,351	480	2,082
Kenosha News	kenoshanews.com	Kenosha, WI	9,658	11,117	719	5,738
The Journal Times	journaltimes.com	Racine, WI	9,993	11,116	611	6,611
Grand Island Independent	theindependent.com	Grand Island, NE	10,823	10,979	507	3,176
The Daily News (5)	tdn.com	Longview, WA	7,443	10,377	295	2,307
Napa Valley Register	napavalleyregister.com	Napa, CA	10,120	10,212	551	4,150
The Times-News	magicvalley.com	Twin Falls, ID	10,698	9,725	408	3,545

			Average Units (1)		2021 Monthly Average ('000s) (5)(6)
Newspaper	Primary Website	Location	Daily (2)	Sunday (2)	Unique Visitors	Page Views
Florence Morning News	scnow.com	Florence, SC	7,960	9,181	429	2,239
The Citizen (5)	auburnpub.com	Auburn, NY	5,390	8,949	386	3,527
Hickory Daily Record	hickoryrecord.com	Hickory, NC	7,585	8,689	1,022	5,868
Montana Standard (5)	mtstandard.com	Butte, MT	6,540	8,623	331	3,686
Globe Gazette	globegazette.com	Mason City, IA	5,808	8,531	328	3,143
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	5,844	8,172	106	192
Bryan-College Station Eagle	theeagle.com	Bryan, TX	8,094	8,153	532	2,826
Arizona Daily Sun (5)	azdailysun.com	Flagstaff, AZ	5,259	7,467	305	1,812
Albany Democrat-Herald	democratherald.com	Albany, OR	5,687	6,962	462	4,054
Martinsville Bulletin	martinsvillebulletin.com	Martinsville, VA	6,144	6,747	315	1,655
Danville Register & Bee	godanriver.com	Danville, VA	5,212	6,377	310	1,649
Opelika Auburn News	oanow.com	Opelika, AL	6,639	6,629	460	2,389
The Times and Democrat (5)	thetandd.com	Orangeburg, SC	5,012	6,627	347	2,671
Scottsbluff Star-Herald	starherald.com	Scottsbluff, NE	6,109	6,092	318	1,544
Kearney Hub	kearneyhub.com	Kearney, NE	5,938	6,013	460	2,318
The Daily Nonpareil	nonpareilonline.com	Council Bluffs, IA	5,121	5,133	335	1,540
The News Herald	morganton.com	Morganton, NC	4,306	4,561	368	1,962
North Platte Telegraph	nptelegraph.com	North Platte, NE	4,509	4,527	225	1,081
Winona Daily News	winonadailynews.com	Winona, MN	2,925	3,063	129	1,192
Culpeper Star-Exponent	starexponent.com	Culpeper, VA	2,620	2,790	215	856
The News Virginian	newsvirginian.com	Waynesboro, VA	2,432	2,579	111	540
The McDowell News	mcdowellnews.com	Marion, NC	2,288	2,456	144	602
Ravalli Republic (5)	ravallinews.com	Hamilton, MT	2,136	2,000	90	434
Herald & Review	herald-review.com	Decatur, IL	16,427		819	5,543
Rapid City Journal (5)	rapidcityjournal.com	Rapid City, SD	10,888		1,047	6,611
The Southern Illinoisan	thesouthern.com	Carbondale, IL	9,515		360	2,118
The Sentinel (5)	cumberlink.com	Carlisle, PA	5,654		291	2,213
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	4,190		178	1,874
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	3,293
Columbus Telegram (5)	columbustelegram.com	Columbus, NE	3,274		122	1,266
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	2,891
Elko Daily Free Press (5)	elkodaily.com	Elko, NV	2,849		180	1,629
Daily Journal (5)	dailyjournalonline.com	Park Hills, MO	2,810		250	1,875
Fremont Tribune (5)	fremonttribune.com	Fremont, NE	2,533		131	1,266
Beatrice Daily Sun (5)	beatricedailysun.com	Beatrice, NE	2,112		76	687
Muscatine Journal	muscatinejournal.com	Muscatine, IA	1,996		92	695
Portage Daily Register	wiscnews.com/pdr	Portage, WI	1,870
York News-Times (5)	yorknewstimes.com	York, NE	1,801		134	732
The Chippewa Herald (5)	chippewa.com	Chippewa Falls, WI	1,414		154	992

(1)	Source: AAM: March 2021 Quarterly Executive Summary Data Report, unless otherwise noted. More recent data is not available.
(2)	Not all newspapers are published Monday through Saturday or have a Sunday edition
(3)	Owned by MNI
(4)	Owned by Star Publishing and published through TNI
(5)	Source: Company statistics.
(6)	Excludes Agri-Media sites

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

We believe the foundation of our business is the people and employees who carry out the various tactics that support our business strategy. A major focus in 2021 was our integration of BH Media Group and the Buffalo News into common platforms and operating structures that manage all aspects of the employee experience including communication, performance management and benefits. This integration allows us to provide a unified approach to our digital transformation efforts.

At September 26, 2021, we had approximately 5,130 employees, including approximately 915 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2021 totaled approximately 4,793 of which 805 are represented by unions. We consider our relationships with our employees to be good. We are committed to an equitable and inclusive workplace that also reflects the diversity of our local readers and communities in which we serve. This past year, we hired a Director of News and Talent Development who is charged with improving diversity in our newsrooms and hiring practices that promote a more complete and inclusive news coverage of the communities in which we serve.

We continue to demonstrate our commitment to diversity, equity, and inclusion by assessing our hiring practices, extending our hiring reach, providing skill-building opportunities on diverse storytelling, and developing business strategies that include historically marginalized communities. These efforts and initiatives will help us reach our goal of a more diverse workforce at all levels of our company.

CORPORATE GOVERNANCE AND PUBLIC INFORMATION

We have a long history of sound corporate governance practices. Currently, our Board of Directors has affirmatively determined that six of its eight members are independent, including all members of the Board's Audit, Executive Compensation and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.

At www.lee.net, one may access a wide variety of information, including news releases, SEC filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and digital links. We make available via our website all filings made by the Company under the Securities Exchange Act of 1934 ("Exchange Act"), including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Annual Report on Form 10-K ("Annual Report") is not incorporated by reference unless expressly noted.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	Revenues may continue to diminish or declines in revenue could accelerate as a result of the COVID-19 pandemic;
•	Revenues may continue to be diminished longer than anticipated as a result of the COVID-19 pandemic;
•	The COVID-19 pandemic may result in material long-term changes to the publishing industry which may result in permanent revenue reductions for the Company and other risks and uncertainties;
•	We may experience increased costs, inefficiencies and other disruptions as a result of the COVID-19 pandemic;
•	We may be required to indemnify the previous owners of the BH Media Newspaper Business or Buffalo News for unknown legal and other matters that may arise;
•	Our ability to manage declining print revenue;
•	The warrants issued in our 2014 refinancing will not be exercised;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Change in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on NASDAQ;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents, including this Annual Report and particularly in "Risk Factors", Part I, Item 1A herein.

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

The COVID-19 pandemic and subsequent government restrictions caused and continue to cause significant declines in demand for certain products and services of ours, which ultimately affects advertising revenue. As such, certain aspects of our operating results have experienced lower revenue and profitability over 2021 and 2020 and these trends are expected to continue in the future.

Our advertising revenues may decline due to weakness in the brick and mortar retail sector.

A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic strength, both in the markets in which we operate and nationally. Also, the decline in the financial or economic conditions of our advertisers could alter discretionary spending by advertisers. Certain segments of the economy have been challenged in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate, or cease operations.

Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.

Our advertising and marketing services revenues and subscription revenues depend upon a number of factors, including the size and demographic characteristics of the local population; the general local economic conditions; and the economic condition of the retail segments in the communities that our publications serve. In the case of an economic downturn in a market, our publications, revenues, and profitability in that market could be adversely affected. Our advertising and marketing services revenues could also be affected by negative trends in the general economy that affect consumer spending. The advertisers in our newspapers, other publications, and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate, and automotive.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future economic conditions are inherently uncertain. It is difficult to estimate the level of growth or contraction for the economy as a whole, and even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets our publications serve. Adverse changes may occur as a result of weak global economic conditions, declining oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency, and the potential bankruptcy of our advertising and marketing services customers. Our accounts receivable is stated at net estimated realizable value, and our allowance for credit losses has been determined based on several factors, including receivable agings, significant individual credit risk accounts, and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

The value of our intangible assets may become impaired, depending upon future operating results.

At September 26, 2021, the carrying value of our goodwill was $330,204,000, the carrying value of mastheads was $39,672,000, and the carrying value of our amortizable intangible assets was $116,999,000. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.

For further information on goodwill and intangible assets, see Note 5 — Goodwill and other intangible assets.

Risk Related to Competition from Digital Media

Our operating revenue may be materially adversely affected if we do not successfully respond to the shift in newspaper readership and advertising expenditures away from traditional print media and towards digital media. Significant capital investments may be needed to respond to this shift.

Currently, a primary source of revenue is from advertising and marketing services, which accounts for 46% of our revenue. Subscription revenue accounts for 45% of our revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations consuming news through digital media. Also, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.

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

Risks Related to Takeover Attempts

Alden’s unsolicited proposal to acquire us may divert management’s attention and resources, cause us to incur substantial costs, and have an adverse effect on our business.

On November 22, 2021, we received an unsolicited proposal from Alden Global Capital, LLC (with its affiliates, “Alden”) to acquire the Company for $24.00 per share in cash (the “Unsolicited Proposal”). On December 9, 2021, we announced that our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalues the Company and is not in the best interests of the Company and its stockholders.

The events surrounding the Unsolicited Proposal and related circumstances and our response have required, and may continue to require, significant time and attention by management and our Board of Directors and have required us, and may continue to require us, to incur significant legal and advisory fees and expenses. Further, actions taken by Alden or other third parties as a result of the Unsolicited Proposal, including a proxy contest, could disrupt our business, distract us from efforts to improve our business, cause us to incur substantial additional expense, create perceived uncertainties among current and potential employees, customers, clients, suppliers, and other constituencies as to our future direction as a consequence thereof that may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors has taken, and may take in the future, in response to any offer or other related actions by Alden, including the Unsolicited Proposal and Alden’s purported notice of nominations in connection with our 2022 annual meeting of stockholders (which our Board of Directors determined was invalid under our by-laws for failing to comply with requirements of our by-laws), or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. If determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations. We also believe the future trading price of our Common Stock could be subject to wide price fluctuations based on uncertainty associated with the Unsolicited Proposal.

The stockholder rights plan adopted by our Board of Directors may impair a takeover attempt.

On November 24, 2021, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on November 24, 2021, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on December 6, 2021, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of Series B Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $120.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 10% (or 20% in the case of certain passive investors) or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement will continue in effect until November 23, 2022, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

The Rights Agreement applies equally to all current and future stockholders and is not intended to deter offers or preclude our Board of Directors from considering acquisition proposals that are fair and otherwise in the best interest of our stockholders. However, the overall effect of the Rights Agreement may render it more difficult or discourage a merger, tender offer, or other business combination involving us that is not supported by our Board of Directors.

Additional details about the Rights Agreement are contained in the Current Report on Form 8-K filed by the Company with the SEC on November 24, 2021.

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

With completion of the BH Media acquisition, the size of our business has increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.

Risks Related to Cybersecurity

Our business, operating results, and reputation may be negatively impacted, and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation, or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.

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

Risks Related to Catastrophic and Other External Events

The COVID-19 pandemic is affecting our business, financial condition and results of operations in many respects.

The impacts of the COVID-19 pandemic remain unpredictable and volatile. The COVID-19 pandemic continues to adversely impact portions of the United States economy as well as our employees, advertisers, customers, suppliers and other people and entities with whom and which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, the use of social distancing, masks and other safety measures, shelter-in-place orders and business and government shutdowns and vaccines. We are taking precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely.

Other factors and uncertainties include:

•	the severity and duration of the pandemic, including whether there are future waves or spikes in the number of COVID-19 cases caused by future mutations or related variants of the virus;
•	the long-term impact of the pandemic on our business, including customer behaviors;
•	general economic uncertainty, unemployment rates, and recessionary pressures;
•	unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; and
•	the pace of recovery when the pandemic subsides.

The persistence of the COVID-19 pandemic may have a material impact on our digital and print advertising and subscriptions for an unknown length of time.

We expect the COVID-19 pandemic to continue to have a negative impact in the near term. The long-term impact will depend on the length, severity, and reoccurrence of the pandemic, as well as changes in consumer behavior. The COVID-19 pandemic may accelerate, hasten or worsen the other Risk Factors described in this Item 1A.

Government-imposed COVID-19 vaccine mandates could have a material adverse impact on our business.

The United States Department of Labor’s Occupational Safety and Health Administration recently issued an Emergency Temporary Standard (“ETS”) requiring that most employers with at least 100 employees ensure their employees become fully vaccinated against COVID-19 or require those employees who do not become fully vaccinated to obtain a negative COVID-19 test weekly. While the ETS is currently subject to a judicial stay, because we have over 100 employees the ETS applies to us if and when it becomes enforceable. Mandating the vaccination or weekly testing of all of our employees could be logistically difficult and costly, both economically and operationally, including possible labor disruptions, employee attrition, and a reduced ability to replace departing employees. Such issues could have a material adverse effect on our business operations, potentially reducing revenues and increasing costs

Natural disasters, extreme weather conditions, public health emergencies or other catastrophic events could negatively affect our business, financial condition, and results of operations.

Natural disasters and extreme weather conditions, such as hurricanes, derecho windstorms, floods, earthquakes, wildfires; acts of terrorism or violence, including active-shooter situations; and public health issues, including pandemics and quarantines, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, disruptions to our IT systems, temporary or long-term disruption in the supply of products from our suppliers, and delays in the delivery of goods to our printing facilities. Public health issues, whether occurring in the U.S. or Canada, could disrupt our operations, the operations of suppliers, or have an adverse impact on consumer spending and confidence levels.

Risks Related to Competition

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

Risks Related to Pension Liabilities

Sustained increases in funding requirements of our pension and postretirement obligations may reduce the cash available for our business.

Pension plans were in a net overfunded position of $13.4 million at September 26, 2021, compared to an underfunded position of $71.5 million at September 27, 2020.

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

We expect to be subject to additional withdrawal liabilities in connection with multiemployer pension plans, which may reduce the cash available for our business.

We contributed to various multiemployer defined benefit pension plans during 2021 under the terms of collective-bargaining agreements (“CBAs”). For plans that are in critical status, benefit reductions may apply/or we could be required to make additional contributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.

We have 23 print sites which print most of our dailies with the exception of 14 that are printed at third party printers.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ.

At November 30, 2021, we had 5,268 registered holders of record of our Common Stock.

Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interest. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

PERFORMANCE PRESENTATION

The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's ("S&P") 500 Stock Index, and a peer group index, in each case for the five years ended September 26, 2021 (with September 25, 2016, as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The company has adopted the removal of the disclosure required by this item, as permitted by SEC rule changes effective February 10, 2021.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to our results of operations and financial condition as of September 26, 2021 and for fiscal years 2020 and 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.

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

Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Cash Costs can be used by financial statement users to assess the Company's ability to manage and control its operating structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, other non-cash operating expenses and other non-operating expenses are excluded. Cash Costs also exclude restructuring costs and other, which are typically settled in cash.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2021	2020	2019

Net Income (loss)	24,832	(1,261)	15,909
Adjusted to exclude
Income tax expense	7,215	4,104	7,931
Non-operating expenses, net	24,509	47,435	50,889
Equity in earnings of TNI and MNI	(6,412)	(3,403)	(7,121)
Assets loss (gain) on sales, impairments and other	8,214	(5,403)	2,464
Depreciation and amortization	42,841	36,133	29,332
Restructuring costs and other	7,182	13,751	11,635
Stock compensation	854	1,051	1,638
Add:
Ownership share of TNI and MNI EBITDA (50%)	7,317	4,764	8,811
Adjusted EBITDA	116,552	97,171	121,488

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

The quantitative impairment test consists of comparing the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2021 and 2020, we recognized impairment charges of $787,000 and $972,000, respectively. No impairment was recorded in 2019. Of our various mastheads, several have fair values that have headroom under 20% over their carrying value and could experience impairment in the future if we do not achieve our revenue projections.

Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. In 2021, we recognized $190,000 of impairment on intangible assets subject to amortization. There were no indicators of impairment on intangible assets subject to amortization in 2020 or 2019.

Our quantitative impairment analysis includes several inputs that are considered estimates, these include royalty rates, discount rates, five-year revenue forecast, and long term growth rates. All of these estimates are subject to uncertainty as future results may or may not be achieved. The Company royalty rates utilized range from 1.0% to 1.5%, a 50 basis point decrease in royalty rates would result in an additional $9,816,000 of impairment. The Company’s discount rate utilized in the analysis has ranged from 9.50% to 11.50% in different years depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $1,075,000 of impairment. The Company has had various revenue forecast utilized in the analysis over different years. A one percent decrease in forecasted revenues would result in an additional $674,000 of impairment. Decreasing long term growth rates by 100 basis points results in an additional $26,000 of impairment.

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

The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. We used an assumption of 5.9% for 2021 for our expected return on pension plan assets and a 4.0% assumption for 2021 for our postretirement and postemployment benefits.

A 50 basis point change in discount rates would result in an increase to pension and postretirement and postemployment benefits liabilities of $25,400,000. A 50 basis point change in expected rate of return of assets results would result in an increase to pension and postretirement and postemployment benefits expense of $1,809,000.

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

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. The Company prepares its initial estimates of the fair values of intangible assets utilizing the multi-period excess earnings method for customer-related intangible assets and the relief from royalty method for indefinite lived masthead assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows from subscription, advertising and commercial print relationships and related assumptions about future revenue growth and customer retention;
•	discount rates; and
•	royalty rates used to value acquired mastheads.

Additional information regarding our accounting for business combinations can be found in Note 1.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board ("FASB") issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We are required to use a forward-looking expected credit loss model for both accounts receivable and other financial instruments. The new standard was adopted beginning September 28, 2020 using a modified retrospective approach. This change did not have a material impact on our Consolidated Financial Statements.

CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS

The following items affect period-over-period comparisons from 2021 to 2019 and will continue to affect period-over-period comparisons for future results.

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

Impacts of COVID-19

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. The COVID-19 pandemic has had and the Company currently expects that it will continue to have a significant negative impact on the Company's business and operating results in the near term. While vaccines have become widely available in the United States, the long-term impact of the COVID-19 pandemic remains uncertain and unpredictable as it will depend on the pace of vaccine distribution, government responses to future outbreaks, the spread of variants, as well as changes in consumer behavior, all of which are highly uncertain. Despite the significant impacts on our operating results, we have operated uninterrupted in providing local news, information and advertising in our print and digital editions.

In combination with our acquisition integration, ongoing business transformation and addressing the continued effects of COVID-19 on our operating results, we continued to implement measures to solidify our relationship with our local advertisers, reduce our cost structure and preserve liquidity, and as a result expected to achieve $100 million in cost reductions from December 2019 through September 2021. Since the closing of the Transactions, we have realized $112 million in cost synergies, well ahead of our target set last year of $100 million.

OPERATIONS

Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Share Data)	2021	2020	Percent Change	2019	Percent Change
Advertising and marketing services revenue	369,283	289,655	27.5	265,933	8.9
Subscription	357,713	268,285	33.3	187,443	43.1
Other	67,653	60,064	12.6	56,478	6.3
Total operating revenue	794,649	618,004	28.6	509,854	21.2
Operating expenses:
Compensation	330,896	243,023	36.2	182,869	32.9
Newsprint and ink	29,775	24,243	22.8	22,237	9.0
Other operating expenses	325,597	259,382	25.5	193,709	33.9
Cash Costs	686,268	526,648	30.3	398,815	32.1
Total Operating Revenue Less Cash Costs	108,381	91,356	18.6	111,039	(17.7)
Depreciation and amortization	42,841	36,133	18.6	29,332	23.2
Assets loss (gain) on sales, impairments and other	8,214	(5,403)	NM	2,464	NM
Restructuring costs and other	7,182	13,751	(47.8)	11,635	18.2
Operating expenses	744,505	571,129	30.4	442,246	29.1
Equity in earnings of associated companies	6,412	3,403	88.4	7,121	(52.2)
Operating income	56,556	50,278	12.5	74,729	(32.7)
Non-operating income (expense):
Interest expense	(44,773)	(47,743)	(6.2)	(47,488)	0.5
Debt financing and administrative cost	—	(11,966)	NM	(7,214)	65.9
Curtailment gain	23,830	—	NM	—	-
Pension withdrawal cost	(12,862)	—	NM	—	-
Other, net	9,296	12,274	(24.3)	3,813	NM
Non-operating expenses, net	(24,509)	(47,435)	(48.3)	(50,889)	(6.8)
Income before income taxes	32,047	2,843	NM	23,840	(88.1)
Income tax expense	7,215	4,104	75.8	7,931	(48.3)
Net income (loss)	24,832	(1,261)	NM	15,909	NM
Net income attributable to non-controlling interests	(2,047)	(1,845)	10.9	(1,641)	12.4
Income (loss) attributable to Lee Enterprises, Incorporated	22,785	(3,106)	NM	14,268	NM
Other comprehensive income (loss), net of income taxes	62,237	9,064	NM	(17,368)	NM
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	85,022	5,958	NM	(3,100)	NM

Earnings per common share:
Basic	3.99	(0.55)	NM	2.57	NM
Diluted	3.91	(0.55)	NM	2.51	NM

We acquired or disposed of certain properties in each of 2021, 2020 and 2019.

Prior period results have been adjusted to reflect the Reverse Stock Split, see Note 1.

OPERATING REVENUE

Revenue Comparison 2021-2020

Total operating revenue totaled $794,649,000 in 2021, up $176,645,000, or 28.6%, compared to 2020. Total operating revenue from the Transactions totaled $403,609,000 and $203,039,000, in 2021 and 2020, respectively. Total operating revenue on a pro forma basis was down 3.3% compared to 2020.

Advertising and marketing services revenue totaled $369,283,000 in 2021, up 27.5% compared to 2020. Advertising and marketing services revenue from the Transactions totaled $170,715,000 and $82,246,000, in 2021 and 2020, respectively. Total Advertising and marketing services revenue on a pro forma basis was down 6.0%.

Print advertising revenues were $230,546,000 in 2021, down $34,277,000, or 12.9% compared to 2020 on a pro forma basis. The decline is due to the secular downward trend in print advertising. Print advertising revenue from the Transactions totaled $130,795,000 and $65,402,000, in 2021 and 2020, respectively.

Digital advertising and marketing services totaled $138,734,000 in 2021, up 8.3% compared to 2020 on a pro forma basis. Digital advertising and marketing services represented 37.6% of 2021 total advertising and marketing services revenue compared to 36.8% in 2020. The increase in digital advertising is due to growth at Amplified, our full service digital marketing service. Revenue at at Amplified increased 42.6% in 2021 totaling $41,600,000.

Subscription revenue totaled $357,713,000 in 2021, or up 33.3%, compared to 2020. Subscription revenue from the Transactions totaled $203,119,000 and $106,491,000, in 2021 and 2020, respectively. Subscription revenue on a pro forma basis was up 0.5%. The growth in subscription revenue is due to growth in selective price increases on our full access subscriptions and in digital-only subscribers and digital-only revenue which were up 65% and 26%, respectively. The increases were partially offset by a decline in full access volume, consistent with historical and industry trends. As of September 2021, we had 402,000 digital-only subscribers compared to 244,000 in 2020.

Other revenue, which primarily consist of digital services revenue from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $67,653,000, a 12.6% increase compared to 2020. Other revenue from the Transactions totaled $49,388,000 and $16,270,000 in 2021 and 2020, respectively. On a pro forma basis, other revenue was down 13.5% primarily caused by the end of the Management Agreement in 2020, which generated $5,425,000 prior to the Transactions in 2020. Digital services revenue totaled $18,999,000 in 2021, a 0.3% decrease compared to 2020. Commercial printing revenue totaled $25,070,000 in 2021, a 6.4% decrease on a pro forma basis.

Revenue at TownNews, including intercompany revenue, totaled $27,197,000, an increase of 8.6%, due to increased market share and increases in average revenue per user due to additional value added service offerings.

In total, digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $253,528,000 in 2021, an increase of 54.3% over 2020, or 34% on a pro forma basis and represented 31.9% of our total operating revenue in 2021, compared to 26.6% in 2020.

Revenue Comparison 2020-2019

Total operating revenue was $618,004,000 in 2020, up $108,150,000, or 21.2%, compared to 2019. Total operating revenue increased primarily due to acquired revenue of $203,039,000.

Advertising and marketing services revenue was $289,655,000 in 2020, up 8.9% compared to the prior year, including $82,246,000 from acquired Advertising and marketing services revenue. Local and national retail advertising revenue was $211,701,000, up $6,677,000 from 2019. The increase is due to $56,863,000 of acquired local and national revenue. Classifieds revenue was $75,754,000, up $14,845,000 from 2019. The increase is due to acquired classified revenue of $25,267,000. Digital advertising and marketing services totaled $106,491,000 in 2020 and represented 36.8% of 2020 total advertising and marketing services revenue, partially offsetting print declines. The increase in all categories of advertising were partially offset by continued downward trend in print advertising demand and the impacts of COVID-19.

Subscription revenue totaled $268,285,000 in 2020, or up 43.1%. The increase is due to acquired revenue of $106,491,000, offset by lower paid print circulation units, consistent with industry trends and timing of price increases. As of September 2020, we had 244,000 digital-only subscribers, in which 92,000 were acquired as part of the Transactions.

Other revenue, which primarily consist of digital services from TownNews, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $60,064,000, a 6.3% increase compared to 2019. Other revenue in 2020 included $16,270,000 of acquired revenue, primarily from commercial printing. Investments in video and streaming technology expanded product offerings that helped gain market share in publishing and broadcast, and increase revenue.

Revenue at TownNews, including intercompany revenue, totaled $25,048,000, an increase of 10.7%. Investments in video and streaming technology increased product offerings that helped gain market share in publishing and broadcast.

In total, digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $164,259,000 in 2020, an increase of 13.6% over 2019, and represented 26.6% of our total operating revenue in 2020. The increase was due to acquired digital revenue of $21,927,000.

OPERATING EXPENSES

Operating Expense Comparison 2021-2020

Total operating expenses were $744,505,000, a 30.4% increase compared to 2020. Total operating expenses from the Transactions totaled $347,823,000 and $193,805,000 in 2021 and 2020, respectively. Cash Costs were $686,268,000, a 30.3% increase compared to 2020. Cash Costs from the Transactions totaled $353,794,000 and $176,763,000, in 2021 and 2020, respectively. Cash Costs on a pro forma basis were down 2.7% compared to 2020.

Compensation expense increased $87,873,000 in 2021, or a 36.2% increase compared to 2020. Compensation expense from the Transactions totaled $165,391,000 and $86,121,000 in 2021 and 2020, respectively. Compensation was up 0.1% on a pro forma basis. The modest increase was due to a one time furlough and compensation reductions for all employees in 2020 in response to COVID-19 of approximately $10 million and investments in digital talent made throughout 2021 and the lack of incentive compensation in 2020. These increases were partially offset by a reduction in FTEs due to business transformation initiatives.

Newsprint and ink costs increased $5,532,000 in 2021, or a 22.8% increase compared to 2020. Newsprint and ink costs from the Transactions totaled $19,730,000 and $10,643,000, in 2021 and 2020, respectively. On a pro forma basis newsprint and ink expense decreased 19.8%. This decrease was attributable to declines in newsprint volume and outsourcing of our printing. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $66,215,000 in 2021, or a 25.5% increase compared to 2020. Other operating expenses include all operating costs not considered to be compensation, newsprint and ink, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Other operating expenses from the Transactions totaled $188,286,000 and $79,948,000 in 2021 and 2020, respectively. On a pro forma basis, other operating expenses were down 3.5%. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions, partially offset by increases in investments to fund our digital growth strategy.

Restructuring costs and other totaled $7,182,000 and $13,751,000 in 2021 and 2020, respectively. In 2020, restructuring costs and other include an estimate of costs related to withdrawals from certain of our multiemployer pension plans totaling $4,400,000. The remaining restructuring costs in 2021 and 2020 are predominately severance.

Depreciation expense increased $2,597,000, or 16.9%, in 2021. Amortization expense increased $4,111,000, or 19.8%, in 2021. Increases in both are due to the acquired assets from the Transactions.

Assets loss (gain) on sales, impairments and other was a net expense of $8,214,000 in 2021 compared to a net gain of $5,403,000 in 2020. Impairment in 2021 and 2020 totaled $977,000 and $972,000, respectively. Assets losses and gains are part the Company's ongoing real estate and non-core asset monetization.

Operating Expense Comparison 2020-2019

Total operating expenses were $571,129,000, a 29.1% increase compared to 2019, which included $193,805,000 in operating expenses from the Transactions. Cash Costs were $526,647,000,  a 32.1% increase compared to 2019, which included $176,763,000 of acquired Cash Costs.

Compensation expense increased $60,154,000 in 2020, or a 32.9% increase compared to 2019. This increase was attributable to $86,121,000 of acquired compensation expense, partially offset by expense and FTE reductions tied to business transformation initiatives. In response to the COVID-19 outbreak, we issued furloughs or compensation reductions for all employees resulting in a temporary $10,000,000 reduction in operating expenses.

Newsprint and ink costs increased $2,006,000 in 2020, or a 9% increase compared to 2019. This increase is attributable to acquired newsprint and ink expenses of $10,643,000, offset by declines in newsprint volume and prices and outsourcing of our printing. See Item 7A, "Commodities", included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $65,673,000 in 2020, or a 33.9% increase compared to 2019. Other operating expenses include all operating costs not considered to be compensation, newsprint and ink, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to $79,948,000 of acquired other operating and increases in digital investments, partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $13,751,000 and $11,635,000 in 2020 and 2019, respectively. In 2020 and 2019, restructuring costs and other include an estimate of costs related to withdrawals from certain multiemployer plans totaling $4,400,000 and $3,836,000. The remaining restructuring costs in 2020 and 2019 are predominately severance.

Depreciation expense increased $2,890,000, or 23.1% in 2020. Amortization expense increased $3,911,000, or 23.2%, in 2020. Both increased due to the Transactions.

Assets loss (gain) on sales, impairments and other was a net gain of $5,403,000 in 2020 compared to net expense of $2,464,000 in 2019.

Equity In Equity Investments

Equity in earnings of TNI and MNI increased $ 3,009,000  in 2021, or 88.4%, compared to 2020. Equity in earnings of TNI and MNI decreased $3,718,000 in 2020.

NON-OPERATING INCOME AND EXPENSES

Non-operating Income and Expense Comparison 2021-2020

Interest expense decreased $2,970,000, or 6.2%, to $44,773,000 in 2021 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9.0% in 2021 and 2020. We recognized no debt financing and administrative costs in 2021 compared to $11,966,000 in 2020. Expenses in the prior year are due to writing off unamortized financing costs paid in conjunction with a prior refinancing.

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-employment benefit plans, which totaled $33,269,000 and $3,830,000 in 2021 and 2020, respectively. We recognized a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation in 2021 by eliminating post-retirement medical coverage for certain employees. We recognized pension withdrawal costs in 2021 of $12,862,000 in connection with the withdrawal from pension plans that covered certain employees. The withdrawal liabilities will be paid over the next 20 years.

As more fully discussed in Note 6 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $292,000 and $832,000 in 2021 and 2020 respectively, due to the change in fair value of the Warrants.

Non-operating Income and Expense Comparison 2020-2019

Interest expense increased $255,000, or 0.5%, to $47,743,000 in 2020 due to additional debt related to the 2020 acquisition. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9% in 2020 and 10% in 2019.

We recognized $11,966,000 of debt financing and administrative costs in 2020 compared to $7,214,000 in 2019. The majority of costs represent accelerated amortization of refinancing costs paid as part of the 2014 Refinancing.

Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-retirement benefit plans, which totaled $3,830,000 and $2,847,000 in 2020 and 2019, respectively.

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

INCOME TAX EXPENSES

In 2021, we recorded income tax expense of $7,215,000, or 22.5% of pretax income and in 2020, we recorded an income tax expense of $4,104,000, or 144.3% of pretax income. In 2019, we recorded an income tax expense of $7,931,000, or 33.3% of pre-tax income. See Note 13 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.

NET INCOME AND EARNINGS PER SHARE

Net income was $24,832,000 in 2021 compared to net loss of $1,261,000 in 2020. The increase in net income is predominately due to the curtailment gain and an increase in operating income, offset by the withdrawal liabilities discussed above. In 2019, net income was $15,909,000.

Diluted earnings per share was $3.91 per share in 2021 compared to diluted losses per share of $0.55 per share in 2020. In 2019, diluted earnings per share were $2.51 per share.

Prior period results have been adjusted to reflect the Reverse Stock Split, see Note 1

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities totaled $50,078,000 in 2021 compared to $49,869,000 in 2020, an increase of $209,000.  The increase was primarily driven by an increase in operating results of $48,590,000 (defined as net income (loss) adjusted for non-working capital items) offset by a decrease in cash from working capital of $48,381,000, primarily related to unfavorable changes in accounts receivable and income taxes payable, partially offset by favorable changes in accounts payable and pension and postretirement obligations.

Cash provided by operating activities totaled $49,869,000 in 2020 compared to $57,676,000 in 2020 a decrease of $7,807,000.  The decrease was primarily driven by a decrease in operating results of $32,101,000 offset by an increase in cash from working capital of $24,294,000, primarily related to favorable changes in accounts receivable and income taxes payable, partially offset by unfavorable changes in pension and postretirement obligations and accounts payable.

Investing Activities

Cash required for investing activities totaled $2,278,000 in 2021 and $118,176,000 in 2020. 2020 included $130,985,000 in spending related to the Transactions. Capital spending totaled $7,479,000 and $8,096,000 in 2021 and 2020, respectively. Proceeds from sales of assets totaled $4,596,000 and $21,710,000 in 2021 and 2020, respectively.

Cash required for investing activities totaled $118,176,000 in 2020 and $10,933,000 in 2019. Capital spending totaled $8,096,000 and $5,901,000 in 2020 and 2019, respectively. Proceeds from sales of assets totaled $21,710,000 in 2020 and $1,501,000 in 2019, respectively.

We anticipate that funds necessary for capital expenditures, which are expected to be $12,000,000 in 2022, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $55,421,000 in 2021 and $43,478,000 in 2019, while cash provided by financing activities totaled $93,395,000 in 2020. Debt reduction accounted for the majority of the usage of funds in 2021 and 2019, while proceeds from the Transactions accounted for the funds provided in the 2020 period.

Excluding payments required from the Company's future excess cash flow (as defined in Note 6), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. Current maturities of long-term debt are from excess cash flows. There are no other scheduled mandatory principal payments required under the Credit Agreement.

Liquidity

Our liquidity, consisting of cash on the balance sheet, totals $26,112,000 at September 26, 2021. This liquidity amount excludes any future cash flows from operations. Including current maturities of long-term debt of $6,112,000, our liquidity is $20,000,000. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.

The Warrants, as defined in Note 6, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

At September 26, 2021, the principal amount of our outstanding debt totals $482,616,000. For the last twelve months ending September 26, 2021, the principal amount of our debt, net of cash, is 3.9 times our Adjusted EBITDA.

The 2020 Refinancing as defined in Note 6, significantly extended our debt maturity profile with final maturity of our debt in 2045.

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

Other Matters

None

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at September 26, 2021:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
		Less			More
Nature of Obligation	Total	Than 1	1-3	3-5	Than 5

Debt (Principal Amount) (1)	482,616	6,112	—	—	476,504
Interest expense (2)	1,050,760	42,954	128,656	128,656	750,494
Operating lease obligations	98,006	13,826	25,163	20,683	38,334
Withdrawal liabilities	28,627	1,320	3,128	3,128	21,051
Capital expenditure commitments	3,791	3,791	—	—	—
	1,663,800	68,003	156,947	152,467	1,286,383

(1)	Maturities of long-term debt are limited to mandatory payments. See Note 6 of the Notes to the Consolidated Financial Statements, included herein.
(2)

Interest expense includes an estimate of interest expense for the Term Note, until its maturity in March 2045. Interest expense under the Term Note is estimated using the 9.0% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. See Note 6 of the Notes to Consolidated Financial Statements, included herein.

The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements, included herein.

The contractual obligations above exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 13 of the Notes to the Consolidated Financial Statements, included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.

INTEREST RATES ON DEBT

Our debt structure is entirely fixed rate as of September 26, 2021.

COMMODITIES

Declining structural demand trends and the COVID-19 impact on our industry and advertising led North American newsprint producers' efforts to permanently reduce manufacturing capacity by approximately 60% of pre-pandemic levels. As a result producers are experiencing high capacity utilizations and increased backlogs which in turn led to numerous price increases during 2021.

Our long term supply strategy continues to align and concentrate the Company purchases with those cost effective suppliers most likely to continue producing and supply newsprint to the North American market. Where possible the Company will align supply with the lowest cost material.

A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $452,000 based on anticipated consumption in 2022 excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $482,616,000 principal amount of the Term Loan recorded at carrying value. At September 26, 2021, based on market quotations, the fair value is approximately equal to carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 26, 2021, the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On March 16, 2020, we concluded the Transactions. The internal controls related to the acquired businesses are now considered in our assessment over internal control over financial reporting following the completion of the 12-month period of evaluation as permitted by the SEC. Other than the Transactions, there have been no changes in our internal control over financial reporting that occurred during the 52 weeks ended September 26, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:

Opinion on Internal Control Over Financial Reporting

We have audited Lee Enterprises Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of September 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 26, 2021 and September 27, 2020, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 26, 2021, September 27, 2020, and September 29, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated December 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

December 10, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.

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

 ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Information with respect to this Item is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2022, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - 52 weeks ended September 26, 2021, 52 weeks ended September 27, 2020 and 52 weeks ended September 29, 2019

Consolidated Balance Sheets - September 26, 2021 and September 27, 2020

Consolidated Statements of Stockholders' Equity (Deficit) - 52 weeks ended September 26, 2021, 52 weeks ended September 27, 2020 and 52 weeks ended September 29, 2019

Consolidated Statements of Cash Flows - 52 weeks ended September 26, 2021, 52 weeks ended September 27, 2020 and 52 weeks ended September 29, 2019

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.

EXHIBITS

See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2021	2020	2019

Operating revenue:
Advertising and marketing services	369,283	289,655	265,933
Subscription	357,713	268,285	187,443
Other	67,653	60,064	56,478
Total operating revenue	794,649	618,004	509,854
Operating expenses:
Compensation	330,896	243,023	182,869
Newsprint and ink	29,775	24,243	22,237
Other operating expenses	325,597	259,382	193,709
Depreciation and amortization	42,841	36,133	29,332
Assets loss (gain) on sales, impairments and other	8,214	(5,403)	2,464
Restructuring costs and other	7,182	13,751	11,635
Total operating expenses	744,505	571,129	442,246
Equity in earnings of associated companies	6,412	3,403	7,121
Operating income	56,556	50,278	74,729
Non-operating income (expense):
Interest expense	(44,773)	(47,743)	(47,488)
Debt financing and administrative costs	—	(11,966)	(7,214)
Curtailment gain	23,830	—	—
Pension withdrawal cost	(12,862)	—	—
Other, net	9,296	12,274	3,813
Total non-operating expense, net	(24,509)	(47,435)	(50,889)
Income before income taxes	32,047	2,843	23,840
Income tax expense	7,215	4,104	7,931
Net income (loss)	24,832	(1,261)	15,909
Net income attributable to non-controlling interests	(2,047)	(1,845)	(1,641)
Income (loss) attributable to Lee Enterprises, Incorporated	22,785	(3,106)	14,268
Other comprehensive income (loss), net of income taxes	62,237	9,064	(17,368)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	85,022	5,958	(3,100)

Earnings per common share:
Basic:	3.99	(0.55)	2.57
Diluted:	3.91	(0.55)	2.51

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Prior period results have been adjusted to reflect the Reverse Stock Split.

CONSOLIDATED BALANCE SHEETS

	September 26	September 27
(Thousands of Dollars)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	26,112	33,733
Accounts receivable, less allowance for credit losses: 2021 $6,574; 2020 $13,431	65,070	52,598
Inventories	6,297	7,534
Prepaids and other	11,320	14,888
Total current assets	108,799	108,753
Investments:
Associated companies	26,682	27,624
Other	6,065	6,255
Total investments	32,747	33,879
Property and equipment:
Land and improvements	16,576	18,711
Buildings and improvements	106,890	128,475
Equipment	228,817	245,117
Construction in process	2,813	2,323
	355,096	394,626
Less accumulated depreciation	271,830	289,017
Property and equipment, net	83,266	105,609
Operating lease right-of-use assets	65,682	70,933
Goodwill	330,204	328,445
Other intangible assets, net	156,671	182,680
Pension plan assets, net	35,855	4,147
Medical plan assets, net	16,695	15,912
Other	13,632	13,699
Total assets	843,551	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	September 26	September 27
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of lease liabilities	8,612	8,577
Current maturities of long-term debt	6,112	13,733
Accounts payable	20,420	17,163
Compensation and other accrued liabilities	45,076	44,278
Unearned revenue	61,404	60,271
Total current liabilities	141,624	144,022
Long-term debt, net of current maturities	476,504	524,557
Operating lease liabilities	57,683	62,374
Pension obligations	22,444	75,656
Postretirement and postemployment benefit obligations	11,008	39,543
Deferred income taxes	40,295	15,208
Income taxes payable	9,174	18,048
Warrants and other	28,121	14,282
Total liabilities	786,853	893,690
Equity (deficit):
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 12,000 shares; issued and outstanding:	59	58
September 26, 2021; 5,889 shares; $0.01 par value
September 27, 2020; 5,835 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	258,063	256,957
Accumulated deficit	(245,744)	(268,529)
Accumulated other comprehensive income (loss)	42,187	(20,050)
Total stockholders' equity (deficit)	54,565	(31,564)
Non-controlling interests	2,133	1,931
Total Equity (deficit)	56,698	(29,633)
Total liabilities and equity (deficit)	843,551	864,057

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Prior period results have been adjusted to reflect the Reverse Stock Split.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2021	2020	2019	2021	2020	2019

Common Stock:
Balance, beginning of year	58	58	57	5,835	5,765	5,714
Shares issued	1	—	1	54	70	51
Balance, end of year	59	58	58	5,889	5,835	5,765
Additional paid-in capital:
Balance, beginning of year	256,957	256,002	254,037
Stock compensation	854	1,042	2,040
Shares issued (redeemed)	252	(87)	(75)
Balance, end of year	258,063	256,957	256,002
Accumulated deficit:
Balance, beginning of year	(268,529)	(265,423)	(279,691)
Net income (loss)	24,832	(1,261)	15,909
Net income attributable to non-controlling interests	(2,047)	(1,845)	(1,641)
Balance, end of year	(245,744)	(268,529)	(265,423)
Accumulated other comprehensive income (loss):
Balance, beginning of year	(20,050)	(29,114)	(11,746)
Change in pension and postretirement benefits	82,204	11,464	(24,667)
Deferred income taxes, net	(19,967)	(2,400)	7,299
Balance, end of year	42,187	(20,050)	(29,114)
Total stockholders' equity (deficit)	54,565	(31,564)	(38,477)	5,889	5,835	5,765

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Prior period results have been adjusted to reflect the Reverse Stock Split.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2021	2020	2019

Cash provided by operating activities:
Net Income (loss)	24,832	(1,261)	15,909
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	42,841	36,133	29,332
Curtailment gain	(23,830)	—	—
Pension withdrawal cost	12,862	—	—
Stock compensation expense	854	1,294	1,638
Asset loss (gain) on sales, impairments and other, net	8,214	(5,403)	2,464
Deferred income taxes	5,120	(3,560)	(2,003)
Debt financing and administrative costs	—	11,966	7,214
Pension contributions	(965)	(6,215)	(650)
Return of collateral on (Payments to collateralize) letters of credit	1,686	(11,502)	—
Other, net	(1,253)	319	(32)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables and contract sales	(12,472)	26,908	1,697
Decrease in inventories and other	1,237	2,724	2,759
Increase (Decrease) in accounts payable and other accrued liabilities	4,731	(8,341)	(3,676)
(Decrease) increase in pension, postretirement and postemployment benefit obligations	(2,667)	(2,950)	1,900
Change in income taxes payable	(8,418)	7,123	1,495
Other, including warrants	(2,694)	2,634	(371)
Net cash provided by operating activities	50,078	49,869	57,676
Cash required for investing activities:
Purchases of property and equipment	(7,479)	(8,096)	(5,901)
Proceeds from sales of assets	4,616	21,710	1,502
Acquisitions, net of cash acquired	—	(130,985)	(6,543)
Distributions greater (less) than earnings of TNI and MNI	1,038	(329)	9
Other, net	(453)	(476)	—
Net cash required for investing activities	(2,278)	(118,176)	(10,933)
Cash provided by (required for) financing activities:
Proceeds from long-term debt	—	576,000	600
Payments on long-term debt	—	(443,627)	(41,832)
Principal payments on long-term borrowings	(55,674)	(37,710)	—
Debt financing and administrative costs paid	—	(684)	(1,773)
Sale (purchases) of common stock transactions	253	(584)	(473)
Net cash provided by (required) for financing activities	(55,421)	93,395	(43,478)
Net increase (decrease) in cash and cash equivalents	(7,621)	25,088	3,265
Cash and cash equivalents:
Beginning of year	33,733	8,645	5,380
End of year	26,112	33,733	8,645

The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2021", "2020", "2019" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2021, 2020, and 2019 include 52 weeks of operations.

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

Certain amounts in prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of BH Media and Buffalo News, we realigned the presentation of certain home delivery print revenue and certain other Subscription revenue from other revenue to subscription revenue on the Consolidated Statements of Income (loss) and Comprehensive Income (loss). As a result of this updated presentation, subscription revenue increased and other revenue decreased by $828,000 in 2021, by $2,346,000 in 2020, and by $752,000 in 2019. Operating revenues, net income (loss), accumulated deficit, and earnings per share remain unchanged.

On February 25, 2021, our Board of Directors declared a one-for-ten split of the Company's common stock (the "Reverse Stock Split"). Effective March 15, 2021 the Company's shares began trading on a post reverse split basis. Prior period results have been adjusted to reflect the Reverse Stock Split in March 2021. The split did not change the Company's Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts.

During the 52 weeks ended September 26, 2021 we identified an error related to pension contributions recorded incorrectly in the 52 weeks ended September 27, 2020. The error was due to a directional issue whereby pension contributions were reported as operating cash inflows in the statement of cash flows instead of operating cash inflows. Recording this out of period adjustment has no impact to the Consolidated Statements of Income (loss) and Comprehensive Income (loss) for the 52 weeks ended September 27, 2020 and has no impact on the Consolidated Balance Sheet. The correction impacted the Consolidated Statement of Cash Flows. Pension contributions have been corrected to a cash outflow of $6,215,000 and the change in pension, postretirement and postemployment benefit obligations have been corrected to a decrease of $2,950,000. Net cash provided by operating activities did not change. We do not believe the impact of the adjustment is material to our consolidated financial statements for any previously issued financial statements taken as a whole.

Fiscal Year

All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September.

Subsequent Events (Unaudited)

As noted above in Item 1A, “Risk Factors”, on November 24, 2021, our Board of Directors adopted the Rights Agreement and declared a dividend of one Right, payable on December 6, 2021, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one-thousandth of a Preferred Share, of the Company at a price of $120.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 10% (or 20% in the case of certain passive investors) or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement will continue in effect until November 23, 2022, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Subsequent to September 26, 2021 we have completed the sale of three buildings and received net proceeds of $14,480,000. As required in our Credit Agreement such proceeds, net of estimated taxes, are used to pay down the outstanding principal balance. As such, we made additional principal payments of $10,430,000 in the first quarter of 2022.

We are in the process of negotiating changes to the defined benefit plans. These changes include merging the plans, freezing benefit accruals, and in some cases benefit increases. The changes are expected to take place at the end of the calendar year.

Management evaluated subsequent events through the issuance date of our consolidated financial statements. Other than those described above, there were no other material events or transactions that would require recognition on the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Accounts Receivable

We evaluate our allowance for credit losses based on historical credit experience, payment trends and other economic factors. Accounts considered to be uncollectible are written off.

Inventories

Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 26, 2021 and September 27, 2020 are less than replacement cost by $988,000 and $942,000, respectively.

The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 26, 2021	September 27, 2020

Newsprint - FIFO method	409	564
Newsprint - LIFO method	903	1,222
Other inventory - FIFO method	2,870	2,794
Specific identification	2,115	2,954
	6,297	7,534

Other Investments

Other investments primarily consist of marketable securities held in trust under a deferred compensation arrangement and investments for which no established market exists. Marketable securities are classified as trading securities and carried at fair value with gains and losses reported in earnings. Non-marketable securities are carried at cost.

Property and Equipment

Property and equipment are carried at cost. Equipment and all other assets are depreciated using the straight line method. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 40
Printing presses and insertion equipment	5 - 25
Leasehold improvements	3 - 10
Other	3 - 15

We recognize the fair value of a liability for a legal obligation to perform an asset retirement activity when such activity is a condition of a future event and the fair value of the liability can be estimated. The cost of asset retirements and related accruals was not material in 2021, 2020 or 2019.

Goodwill and Other Intangible Assets

Intangible assets include customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method except for intangible assets acquired in the Transactions which are being amortized in an accelerated manner consistent with the expected economic benefit.

Years

Customer lists	10 - 20
Newspaper subscriber lists	10 - 20

We review goodwill for impairment on an annual basis by performing a qualitative and quantitative assessment. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.

The Company's goodwill is all attributable to a single reporting unit entity. In 2021 and 2020, the Company had $330,204,000 and $328,445,000 of goodwill in the Consolidated Balance Sheets, respectively. The annual assessment is made as of the first day of our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired.

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

We review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount might be impaired. We assess recoverability of these assets by comparing the estimated undiscounted cash flows associated with the asset group with their carrying amount. The impairment amount, if any, is calculated based on the excess of the carrying amount over the fair value of those asset groups.

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

Our quantitative impairment analysis for non-amortizable intangible assets includes several inputs that are considered estimates, these include royalty rates, discount rates, and a five-year revenue forecast. All of these estimates are subject to uncertainty as future results may or may not be achieved. The Company royalty rates utilized range from 1.0% to 1.5%, a 50 basis point decrease in royalty rates would result in an additional $9,816,000 of impairment. The Company’s discount rate utilized in the analysis has ranged from 9.50% to 11.50% in different years depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $1,075,000 of impairment. The Company has had various revenue forecast utilized in the analysis over different years. A one percent decrease in forecasted revenues would result in an additional $674,000 of impairment. Decreasing long term growth rates by 100 basis points results in an additional $26,000 of impairment.

Business Combinations

The Company accounts for acquisitions in accordance with the provisions of FASB Accounting Standards Codification ("ASC") Topic 805 "Business Combinations", which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and non-controlling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company's Consolidated Financial Statements from the date of acquisition.

Non-controlling Interest

Non-controlling interest in earnings of TownNews is recognized in the Consolidated Financial Statements.

Revenue Recognition

On October 1, 2018, we adopted ASC Topic 606 Revenue from Contract with Customers, using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting period beginning after October 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under the old guidance. We did not record any adjustments to beginning retained earnings at October 1, 2018 as a result of adopting the new guidance.

Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Advertising and marketing services revenue: Advertising and marketing services revenue includes amounts charged to customers for retail, national, or classified advertising space purchased in our newspapers, advertisements placed on our digital platforms, and other print advertising products such as preprint inserts and direct mail. Advertising and marketing services revenue also include amounts charged to customers for digital marketing services which include: audience extension, Search Engine Optimization, Search Engine Marketing, web and mobile production, social media services and reputation monitoring and management. The following define the timing of revenue recognition for each general revenue category:

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

Other revenue: Other revenue primarily consists of digital services, Management Agreement revenue in 2020, commercial printing and delivery of third party products. Management Agreement revenue consists of fixed and variable fees collected from our Management Agreement. Fixed fee revenue from the Management Agreement is recognized over time and paid quarterly and variable fees are paid annually. Variable fees are recognized when the fees are deemed earned and it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Management Agreement expired in 2020 upon the completion of the Transactions. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.

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

Restructuring Costs and Other

We incur severance related costs on an ongoing basis in response to overall industry trends. We accrue for severance related items generally as part of planned business transformation efforts when the impacted employees can be identified and the amounts are estimable.  We did not have a significant severance liability as of September 26, 2021 or September 27, 2020.

Prior to 2021, other costs included in Restructuring Costs and Other include estimated impacts of withdrawals from our multiemployer plans.  Multiemployer plans are discussed in Note 9.

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

We use a fiscal year end measurement date for all our pension and postretirement obligations in accordance with ASC Topic 715, Retirement Plans. We use the alternative spot rate approach which utilizes a full yield curve to estimate the interest cost component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

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

Fair Value of Financial Instruments

We utilize ASC Topic 820, Fair Value Measurements and Disclosures, to measure and report fair value. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable, which consists of the following levels:

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

Stock Compensation and Warrants

We have several active stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of ASC Topic 718, Compensation-Stock Compensation. We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free interest rate.

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

We also have 600,000 warrants outstanding to purchase shares of our Common Stock. Warrants are recorded at fair value determined using the Black-Scholes option pricing formula. See Notes 6, 11 and 14.

Uninsured Risks

We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. We have posted cash collateral totaling $4,711,000 at September 26, 2021 in support of our insurance program, recorded under Other on the consolidated balance sheets.

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

Recently Issued Accounting Standards - Standards Adopted in 2021

In June 2016, the FASB issued a new standard ASC Topic 326 Financial Instruments - Credit Losses to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a wider array of reasonable and supportable information to inform and develop credit loss estimates. We are required to use a forward-looking expected credit loss model for both accounts receivables and other financial instruments. The new standard was adopted on September 28, 2020, using a modified retrospective approach. This standard did not have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13 Fair Value Measurements that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance was adopted on September 28, 2020, and did not have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This new guidance was adopted September 28, 2020, and did not have a material impact on our Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard was adopted in 2021 using a retrospective approach, and did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards - Standards Adopted in 2020

The Company elected to change its method of accounting for leases as of September 30, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and related updates, which established ASC Topic 842, Leases. The new standard is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use ("ROU") asset representing the right to use the leased asset during the term on most operating lease arrangements. We adopted the standard effective September 30, 2019, the first day of fiscal year 2020.

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

2     ACQUISITIONS

On March 16, 2020, the Company completed the Purchase Agreement. As part of the Purchase Agreement, the Company agreed to purchase certain assets and assume certain liabilities of BH Media's newspapers and related publications business ("BH Media Newspaper Business"), excluding real estate and fixtures such as production equipment, and all of the issued and outstanding capital stock of Buffalo News for a combined purchase price of $140,000,000. BH Media includes 30 daily newspapers and digital operations, in addition to 49 paid weekly newspapers with websites and 32 other print products. Buffalo News is a provider of local print and digital news to the Buffalo, NY area. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the revenue growth and operating expense synergy opportunities.

The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020, between the Company and BH Finance LLC, a Nebraska limited liability company affiliated with Berkshire (the "Credit Agreement"), as described further in Note 6.

Between July 2, 2018 and March 16, 2020, the Company managed the BH Media Newspaper Business pursuant to a Management Agreement between BH Media and the Company dated June 26, 2018 ("Management Agreement"). In connection with the Transactions, the Management Agreement terminated on March 16, 2020. As part of the settlement of the preexisting relationship, the Company received $5,425,000 at closing. This amount represents $1,245,000 in fixed fees pro-rated under the contract and $4,180,000 in variable fees based upon the pro-rated annual target. The amount we received settled our existing contract asset balance, which totaled $3,589,000 as of December 29, 2019, and the remaining amount was reflected in Other Revenue for the 13 weeks ended March 29, 2020. The amount of variable fees was estimated based on BH Media financial performance through March 16, 2020. Actual financial performance through March 16, 2020 did not vary materially from the estimated amount. As such, the Company did not recognize a gain or loss as a result of the settlement of this preexisting relationship.

In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for  the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business ("BH Lease"). The BH Lease commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments are subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. As of September 26, 2021, the Company has earned monthly rent credits of $40,000, making current annual rent of $7,522,000. In connection with the BH Lease, the Company recognized $56,226,000 and $56,226,000 in ROU assets and offsetting lease liabilities as of March 16, 2020.

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

The following table summarizes the final determination of fair values of the assets and liabilities for the Transactions.

(Thousands of Dollars)	Estimated fair value as previously reported (a)	Measurement period adjustments	Fair value as adjusted
Cash and cash equivalents	22,293	—	22,293
Current assets	52,559	(855)	51,704
Other assets	12,167	4,343	16,510
Property and equipment	42,952	33	42,985
Operating lease assets	7,445	101	7,546
Advertiser relationships	38,780	(11,160)	27,620
Subscriber relationships	36,060	(8,210)	27,850
Commercial print relationships	17,130	2,430	19,560
Mastheads	21,680	(1,290)	20,390
Goodwill	63,559	16,337	79,896
Total assets	314,625	1,729	316,354
Current liabilities assumed	(73,451)	1,074	(72,377)
Operating lease liabilities	(6.625)	(921)	(7,546)
Other liabilities assumed	(2,246)	(1,882)	(4,128)
Pension obligations	(43,503)	—	(43,503)
Postemployment benefit obligations	(36,800)	—	(36,800)
Total liabilities	(162,625)	(1,729)	(164,354)
Net assets	152,000	—	152,000
Less: acquired cash	(22,293)	—	(22,293)
Total consideration less acquired cash	129,707	—	129,707

(a) As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2020.

The Company had various measurement period adjustments due to additional knowledge gained since March 29, 2020. The significant adjustments included $11,160,000 decrease to Advertiser relationships, $8,210,000 decrease to Subscriber relationships, and $2,430,000 increase to Commercial print relationships due to updates in assumptions related to the forecast and attrition rates, and changes were offset in Goodwill. Other adjustments included adjustments to accrued liabilities of $634,000, uncertain tax position allowance of $138,000, and a $3,600,000 reclassification involving working compensation and medical reserves that was identified during management's review.

Pro Forma Information (Unaudited)

The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on the first day of fiscal year 2020 and 2019.

	Unaudited Unaudited
	September 27,	September 29,
(Thousands of Dollars, Except Per Share Data)	2020	2019
Total revenues	821,793	973,143
Income attributable to Lee Enterprises, Incorporated	17,632	20,715
Earnings per share - diluted	3.10	3.60

Prior period results have been adjusted to reflect the Reverse Stock Split.

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

The only material, nonrecurring adjustments relate to the write-off of previously unamortized debt-issuance costs as of October 1, 2018, related to the refinanced debt resulted in a $7,693,000 decrease to net income for 2019 and a $8,973,000 increase to net income for 2020.  No other periods were affected by the adjustments.

3     REVENUE

The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	September 26, 2021	September 27, 2020	September 29, 2019

Advertising and marketing services revenue	369,283	289,655	265,933
Subscription Revenue	357,713	268,285	187,443
TownNews and other digital services revenue	18,999	18,132	18,885
Other revenue	48,654	41,932	37,593
Total operating revenue	794,649	618,004	509,854

Of our Advertising and marketing services revenue $138,734,000, $106,491,000, and $100,007,000 is digital advertising in 2021, 2020, and 2019, respectively. Of our Subscription revenue, $95,794,000, $37,336,000, and $25,002,000 is digital subscription revenue in 2021, 2020, and 2019, respectively.

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

Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $61,404,000 as of  September 26, 2021 and $60,271,000 as of September 27, 2020. Revenue recognized in 2021 that was included in the contract liability as of  September 27, 2020 was $56,139,000.

Contract asset balances related to our Management Agreement revenue was $1,107,000 as of September 29, 2019 and consisted solely of the variable portion of the contract. As a result of the Transactions, we had no contract balances as of September 26, 2021 or September 27, 2020. In conjunction with the execution of the Purchase Agreement, the previously recorded contract asset balance was collected on March 16, 2020. Accounts receivable, excluding allowance for credit losses and contract assets, was $71,644,000 and $66,029,000 as of  September 26, 2021 and  September 27, 2020 respectively. Allowance for credit losses was $6,574,000 and $13,431,000 as of  September 26, 2021 and September 27, 2020, respectively.

Practical expedients: Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

4     INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”) and Citizen Publishing Company (“Citizen”), a subsidiary of Gannett Co. Inc., is responsible for printing, delivery, advertising and subscription activities of the Arizona Daily Star, as well as the related digital platforms and specialty publications. TNI collects all receipts and records income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media. Income or loss of TNI is allocated equally to Star Publishing and Citizen.

Summarized financial information of TNI is as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

ASSETS
Current assets	2,238	2,643
Investments and other assets	1,693	998
Total assets	3,931	3,641

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,027	4,663
Members' equity	(1,096)	(1,022)
Total liabilities and members' equity	3,931	3,641

Summarized results of TNI are as follows:

(Thousands of Dollars)	2021	2020	2019

Operating revenue	34,782	37,101	43,532
Operating expenses	25,320	29,673	34,224
Net income	9,462	7,428	9,308

Company's 50% share	4,731	3,714	4,654
Less amortization of intangible assets	—	209	418
Equity in earnings of TNI	4,731	3,505	4,236

TNI makes periodic distributions of its earnings. We received $5,150,000, $3,176,000, and $4,245,000 in distributions in 2021, 2020 and 2019, respectively.

At September 26, 2021, the carrying value of the Company's 50% investment in TNI is $14,702,000. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $2,336,000, certain of which are being amortized over their estimated useful lives through 2020. See Note 5.

Madison Newspapers, Inc.

We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

ASSETS
Current assets	6,930	10,113
Investments and other assets	30,422	29,952
Total assets	37,352	40,065

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	6,921	8,540
Other liabilities	6,470	5,862
Stockholders' equity	23,961	25,663
Total liabilities and stockholders' equity	37,352	40,065

Summarized results of MNI are as follows:

(Thousands of Dollars)	2021	2020	2019

Operating revenue	46,015	48,056	56,790
Operating expenses, excluding restructuring costs, depreciation and amortization	35,583	46,845	48,121
Restructuring costs	107	274	355
Depreciation and amortization	711	697	1,018
Operating income	9,614	240	7,296
Net income (loss)	3,362	(204)	5,770
Equity in earnings of MNI	1,681	(102)	2,885

MNI makes periodic distributions of its earnings. We received $2,300,000, $1,300,000, and $3,350,000 in distributions in 2021, 2020 and 2019, respectively.

We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $5,562,000, $6,152,000, and $6,636,000 in 2021, 2020 and 2019, respectively.

At September 26, 2021, the carrying value of the Company's 50% investment in MNI is $11,980,000.

5    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill related to continuing operations are as follows:

(Thousands of Dollars)	2021	2020

Goodwill, gross amount	1,617,174	1,539,038
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	328,445	250,309
Goodwill acquired in business combinations	—	78,136
Measurement period adjustments	1,759	—
Goodwill, end of year	330,204	328,445

Identified intangible assets related to continuing operations consist of the following:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Non-amortized intangible assets:
Mastheads	39,672	40,459
Amortizable intangible assets:
Customer and newspaper subscriber lists	774,242	774,604
Less accumulated amortization	(657,243)	(632,457)
	116,999	142,147
Non-compete and consulting agreements	28,656	28,656
Less accumulated amortization	(28,656)	(28,582)
	—	74
	156,671	182,680

The Company reviews goodwill for impairment in accordance with ASC Topic 350 - Goodwill and Other. For companies that have reporting units with zero or negative carrying value, the new standard requires disclosure of the amount of goodwill for those reporting units.

All of the Company’s goodwill is attributed to the single reporting unit. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was in excess of carrying value and as such, there was no impairment in 2021 and 2020.

In 2021 and 2020, due to continuing revenue declines, cost of debt, and debt to equity weighting, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. No such charges occurred in 2019. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income (loss) and Comprehensive Income (loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2021	2020	2019

Non-amortized intangible assets	787	972	—
Property, equipment and other assets	190	—	—
	977	972	0

The Company recognized $27,620,000 of advertiser relationships, $27,850,000 of subscriber relationships, $19,560,000 of commercial print relationships, and $20,390,000 of indefinite-lived masthead assets as part of the Transactions.

Annual amortization of intangible assets for the years ending September 2022 to September 2026 is estimated to be $21,226,000, $19,793,000, $17,096,000, $11,091,000, and $6,992,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 13.5 years.

The Company recognized $79,896,000 of Goodwill as part of the Transactions. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax, purposes, the amount of Goodwill that is expected to be deductible is $42,442,000. Refer to Note 2 for more information regarding the final purchasing accounting for the Transactions.

6     DEBT

On March 16, 2020 concurrent with closing the Transactions, the Company completed a comprehensive refinancing of its debt (the "2020 Refinancing"). The 2020 Refinancing consists of the Credit Agreement and Term Loan. The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431,502,000 it incurred in 2014 (the "2014 Refinancing") as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of Buffalo News for $140,000,000 in cash. With the closing of this transaction, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company's outstanding debt at par.

As of September 26, 2021, the Company has $482,616,000 in aggregate principle outstanding under the Term Loan. The weighted average cost of debt at September 26, 2021 is 9.0%.

For the fourth quarter excess cash flow (as defined below) totaled $6,112,000 and was used to pay debt in the following quarter. This balance was recognized in current maturities of long-term debt as of September 26, 2021 in the Consolidated Balance Sheets. Future payments are contingent on the Company's ability to generate future excess cash flow.

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

Warrants

In connection with the 2nd Lien Term Loan entered into in the 2014 Refinancing, we entered into a Warrant Agreement dated as of March 31, 2014 (the "Warrant Agreement"). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the "Warrants"). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants is $41.90 per share. The Warrants are set to expire in March 2022. Shares and exercise price have been adjusted to reflect the Reverse Stock Split.

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 14.

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

Other

In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $0, $11,282,000 and $5,773,000 in 2021, 2020 and 2019, respectively. In connection with the Transactions, we accelerated recognition of the unamortized debt financing costs of $9,583,000 in 2020.

Liquidity

Pursuant to the terms of the Credit Agreement, our debt does not include a revolver.

Our liquidity, consisting of cash on the balance sheet, totals $26,112,000 at September 26, 2021. This liquidity amount excludes any future cash flows. Including current maturities of long-term debt of $6,112,00, our liquidity, consisting of cash on the balance sheet is $20,000,000. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity. The Warrants, if and when exercised, would provide additional liquidity in an amount up to $25,140,000, which is not considered in the calculation of Excess Cash Flow.

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

Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 26, 2021.

7     LEASES

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 to 40 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

Total lease expense consists of the following:

(Thousands of Dollars)	September 26, 2021	September 27, 2020
Operating lease costs	14,846	10,148
Variable lease costs	92	1,911
Short-term lease costs	—	426
Total Operating Lease Expense	14,938	12,485

Supplemental cash flow information related to our operating leases was as follows:

(Thousands of Dollars)	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	14,789	10,003
Right-of-use assets obtained in exchange for operating lease liabilities	932	1,630

As of September 26, 2021, maturities of lease liabilities were as follows:

(Thousands of Dollars)	September 26, 2021
2022	13,826
2023	13,089
2024	12,074
2025	10,928
2026	9,755
Thereafter	38,334
Total lease payments	98,006
Less: interest	(31,711)
Present value of lease liabilities	66,295

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

September 26, 2021
Weighted average remaining lease term (years)	7.98
Weighted Average discount rate	8.03%

8     PENSION PLANS

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

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2021	2020	2019

Service cost for benefits earned during the year	2,529	1,361	36
Interest cost on projected benefit obligation	7,147	7,577	6,563
Expected return on plan assets	(18,688)	(12,986)	(8,073)
Amortization of net loss	4,018	3,166	1,135
Amortization of prior service benefit	(6)	(6)	(100)
Net periodic pension cost (benefit)	(5,000)	(888)	(439)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2021	2020

Benefit obligation, beginning of year	401,381	192,369
Business combination	—	195,834
Service cost	2,529	1,361
Interest cost	7,147	7,577
Actuarial loss (gain)	(5,413)	20,525
Benefits paid	(21,182)	(16,246)
Administrative expenses paid	(275)	(39)
Benefit obligation, end of year	384,187	401,381
Fair value of plan assets, beginning of year:	331,354	146,999
Business combination	—	152,331
Actual return on plan assets	89,892	44,933
Benefits paid	(21,182)	(16,246)
Administrative expenses paid	(2,599)	(2,794)
Employer contributions	965	6,131
Fair value of plan assets, end of year	398,430	331,354
Funded status	14,243	(70,027)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Pension obligations	14,243	(70,027)
Accumulated other comprehensive income (loss) (before income taxes)	36,965	(41,344)

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Unrecognized net actuarial gain (loss)	36,965	(41,344)
Unrecognized prior service benefit	—	—
	36,965	(41,344)

We expect to recognize $5,035,000 of unrecognized net actuarial gain, in net periodic pension cost in 2022.

The accumulated benefit obligation for the plans total $384,187,000 at  September 26, 2021 and $401,381,000 at September 27, 2020. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are $384,187,000, $384,187,000 and $176,214,000, respectively, at  September 26, 2021.

Assumptions

Weighted-average assumptions used to determine benefit obligations are as follows:

	September 26	September 27
(Percent)	2021	2020

Discount rate	2.7	2.8
Interest crediting rate	2.5	2.5

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2021	2020	2019

Discount rate - service cost	3.0	3.3	4.2
Discount rate - interest cost	1.9	2.6	3.9
Expected long-term return on plan assets	5.9	6.0	5.5

For 2021, the expected long-term return on plan assets is 5.9%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

For the year ended September 26, 2021, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The pension plans recognized actuarial gains due to small increases in bond yields that resulted in increases to the discount rates and actual return on assets exceeding expected returns for the year improving the funded status of the plans. For the year ended September 27, 2020, the most significant driver of the increase in benefit obligations were the plans acquired in the Transactions, effectively doubling the company's obligation, and higher actuarial losses experienced by all plans. The pension plans incurred actuarial losses due to a fall in bond yields that resulted in decreases to the discount rates.

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

The weighted-average asset allocation of our pension assets excluding Buffalo News, is as follows:

(Percent)	Policy Allocation	Actual Allocation
	September 26	September 26	September 27
Asset Class	2021	2021	2020

Equity securities	50	50	48
Debt securities	35	34	33
TIPS	5	4	5
Hedge fund investments	10	11	10
Cash and cash equivalents	—	1	4

The weighted-average asset allocation of Buffalo News pension assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
	September 26	September 26	September 27
Asset Class	2021	2021	2020

Equity securities	30	31	92
Debt securities	70	68	2
TIPS	—	—	—
Hedge fund investments	—	—	—
Cash and cash equivalents	—	1	6

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. As of September 26, 2021 and September 27, 2020, Buffalo News had a different policy for asset allocation than the Company's other plans.

Fair Value Measurements

The fair value hierarchy of pension assets at  September 26, 2021 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	4,447	—	—
Domestic equity securities	7,236	78,577	42,448	—
International equity securities	—	9,485	9,505	—
Emerging equity securities	—	8,077	—	—
TIPS	—	7,280	—	—
Debt securities	—	181,908	32,781	—
Hedge fund investments	18,758	—	—	—

The fair value hierarchy of pension assets at  September 27, 2020 was as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	17,287	—	—
Domestic equity securities	5,500	151,584	60,333	—
International equity securities	—	6,893	7,396	—
Emerging equity securities	—	7,225	—	—
TIPS	—	6,967	—	—
Debt securities	—	22,253	32,167	—
Hedge fund investments	15,977	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2021 or 2020. Pension assets included in the fair value hierarchy at net asset value, or "NAV", include three investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $7,236,000 and $5,500,000 as of September 26, 2021 and September 27, 2020, respectively. We can redeem this fund on a monthly basis.

•

Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $8,371,000 and $7,096,000 as of September 26, 2021 and September 27, 2020, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $10,387,000 and $8,881,000 as of September 26, 2021 and September 27, 2020, respectively. We can redeem up to 50% of our investment in this fund twice per year.

The activity within Other comprehensive income (loss) for both pension plans and postretirement plans was as follows:

(Thousands of Dollars)	2021	2020	2019
Comprehensive income (loss), net of taxes:
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes $19,148, $4,095, and $7,137, respectively	59,663	10,329	(16,880)
Amortization of items to periodic pension and other post-employment benefit costs during the period, net of taxes $819, $542, and $162, respectively	2,574	(1,265)	(488)
Other comprehensive income (loss) recognized in operations, net of taxes	62,237	9,064	(17,368)

Cash Flows

Based on our forecast at September 26, 2021, we expect to make contributions of $254,000 to our pension trust in 2022.

We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2022	23,161
2023	22,596
2024	22,648
2025	22,552
2026	22,435
2027-2031	108,510

Other Plans

We are obligated under an unfunded plan to provide fixed retirement payments to certain former employees. The plan is frozen and no additional benefits are being accrued. The accrued liability under the plan is $996,000 and $1,483,000 at September 26, 2021 and September 27, 2020, respectively.

9     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2021	2020	2019

Service cost for benefits earned during the year	207	500	—
Interest cost on projected benefit obligation	429	869	412
Expected return on plan assets	(1,007)	(1,060)	(1,082)
Amortization of net actuarial gain	(685)	(743)	(976)
Amortization of prior service benefit	(647)	(647)	(723)
Curtailment gains	(23,830)	—	—
Net periodic postretirement benefit	(25,533)	(1,081)	(2,369)

Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2021	2020

Benefit obligation, beginning of year	47,637	11,752
Business combination	—	36,800
Service cost	207	500
Interest cost	429	869
Liability (gain) loss due to Curtailment	(23,830)	—
Actuarial loss (gain)	(4,285)	(982)
Benefits paid, net of premiums received	(1,678)	(1,374)
Medicare Part D subsidies	58	72
Benefit obligation, end of year	18,538	47,637
Fair value of plan assets, beginning of year	25,706	24,135
Business combination	—	—
Actual return on plan assets	1,534	1,594
Employer contributions	1,293	646
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,795)	(1,077)
Benefits paid for active employees	64	(438)
One time asset transfer	—	846
Fair value of plan assets at measurement date	26,802	25,706
Funded status	8,264	(21,931)

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Non-current assets	17,664	15,241
Postretirement benefit obligations	(9,859)	(37,172)
Accumulated other comprehensive income (before income tax benefit)	17,747	14,269

Amounts recognized in accumulated other comprehensive income are as follows:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Unrecognized net actuarial gain	14,071	4,826
Unrecognized prior service benefit	3,676	9,443
	17,747	14,269

We expect to recognize $995,000 and $647,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2022.

Assumptions

Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

	September 26	September 27
(Percent)	2021	2020

Discount rate	2.6	2.7
Expected long-term return on plan assets	4.0	4.5

The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2021	2020	2019

Discount rate - service cost	2.5	3.4	4.0
Discount rate - interest cost	1.9	2.8	3.7
Expected long-term return on plan assets	4.0	4.5	4.5

For 2021, the expected long-term return on plan assets is 4.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

	September 26	September 27
(Percent)	2021	2020

Health care cost trend rates	6.2	6.4
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2030	2030

Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.

In 2021, we notified certain participants in one of our postemployment medical plans of changes to their plan, including elimination of coverage for certain participants. These changes resulted in a non-cash curtailment gain of $23,830,000 in 2021. The curtailment gain is recorded in Curtailment gain in the Consolidated Statements of Income (loss) and Comprehensive Income (loss). These charges also reduced the postemployment benefit obligation by $23,830,000 in 2021.

For the year ended September 26, 2021, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The plans recognized actuarial gains due to small increases in bond yields that resulted in increases to the discount rates, actual return on assets exceeding expected returns for the year, and updated expected future claims costs. For the year ended September 27, 2020, the most significant driver of the increase in benefit obligations were the plans acquired in the Transactions, more than doubling the company's obligation and higher actuarial losses experienced by all plans. The plans incurred actuarial losses due to a fall in bond yields that resulted in decreases to the discount rates.

Plan Assets

Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at  September 26, 2021 and  September 27, 2020 is $631,000 and $671,000, respectively, which are included within the tables below.

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

The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
		September 26	September 27
Asset Class	September 26 2021	2021	2020

Equity securities	20	20	20
Debt securities	70	68	70
Hedge fund investment	10	12	10
Cash and cash equivalents	—	—	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements

The fair value hierarchy of postretirement assets at  September 26, 2021 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	25	—	—
Domestic equity securities	904	2,643	—	—
Emerging equity securities	—	603	—	—
International equity securities	—	747	660	—
Debt securities	—	18,363	—	—
Hedge fund investment	3,235	—	—	—

The fair value hierarchy of postretirement assets at September 27, 2020 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	59	—	—
Domestic equity securities	590	2,868	—	—
Emerging equity securities	—	539	—	—
International equity securities	—	579	759	—
Debt securities	—	18,229	—	—
Hedge fund investment	2,754	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2021 or 2020. Postretirement assets included in the fair value hierarchy at NAV, include two investments:

•

U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $904,000 and $590,000 as of 9/26/2021 and 9/27/2020, respectively. We can redeem this fund on a monthly basis.

•	Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $3,235,000 and $2,754,000 as of 9/26/2021 and 9/27/2020, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows

Based on our forecast at September 26, 2021, we do not expect to contribute to our postretirement plans in 2022.

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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

		Less
		Medicare
	Gross	Part D	Net
(Thousands of Dollars)	Payments	Subsidy	Payments

2022	1,479	(58)	1,421
2023	1,424	(55)	1,369
2024	1,383	(51)	1,332
2025	1,326	(47)	1,279
2026	1,277	(43)	1,234
2027-2031	5,439	(158)	5,281

Postemployment Plan

Our postemployment benefit obligation, which represents certain disability benefits, is $2,233,000 at  September 26, 2021 and $2,371,000 at September 27, 2020.

10   OTHER RETIREMENT PLANS

Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

The defined contribution retirement plan costs were $3,403,000 in 2021, $2,666,000 in 2020 and $1,683,000 in 2019.

Multiemployer Pension Plans

We contributed to five multiemployer defined benefit pension plans under the terms of CBAs. The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:

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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
								Expiration Dates of
Pension Plan	2021	2020	Status	2021	2020	2019	Surcharge Imposed	CBAs

GCIU- Employer Retirement Fund	Red	Red	Implemented	10	87	98	No	3/24/2022

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Red	Green	N/A	15	31	30	N/A	2/28/2023

CWA/ITU negotiated Pension Plan	Red	Red	N/A	81	456	—	No	6/10/2022
								1/13/2022

IAM National Pension Fund	Red	Green	N/A	67	86	—	N/A	1/1/2024
								2/31/22

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers	Green	Green	N/A	49	52	—	N/A	6/16/2022

The Company has effectuated withdrawals from several multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of September 26, 2021 and September 27, 2020, we had $23,471,000 and $11,473,000 withdrawal liabilities recorded in Warrants and Other Liabilities in our Consolidated Balance Sheets. The liabilities reflect the estimated net present value of payments to the fund, payable over 20-years.

In 2021, we withdrew from two multiemployer pension plan and recorded a $12,862,000 liability reflecting an estimate of the withdrawal from the funds. The withdrawal liabilities are recorded in Warrants and other and the expense is included within Pension withdrawal cost. The liabilities will be paid over 20 years.

Several multiemployer plans have CBAs that expire in the next twelve months. It is reasonably possible that if the Company is unable to renegotiate these agreements employees could go on strike which could disrupt the normal operations of the Company. Of our employees in CBA's, approximately 97% have CBA's that expire in the next 12 months.

11   COMMON STOCK AND CLASS B COMMON STOCK

Warrant Agreement

In connection with the previous 2nd Lien Term Loan entered into as part of the 2014 Refinancing, we entered into the Warrant Agreement. Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014, their pro rata share of Warrants to purchase, in cash, 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions. The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014, on a fully diluted basis. The exercise price of the Warrants is $41.90 per share. Shares and exercise price have been adjusted to reflect the Reverse Stock Split.

The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. At September 26, 2021, the fair value of the Warrants is $71,000.

In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement. The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.

12   STOCK OWNERSHIP PLANS

Total non-cash stock compensation expense is $854,000, $1,042,000 and $1,638,000, in 2021, 2020 and 2019, respectively.

At September 26, 2021, we have reserved 368,095 shares of Common Stock for issuance to employees under an incentive and non-statutory stock option and restricted stock plan approved by stockholders of which 332,360 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.

Stock Options

Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.

A summary of stock option activity is as follows:

(Thousands of Shares)	2021	2020	2019

Under option, beginning of year	41	81	110
Exercised	(2)	—	(9)
Canceled	(3)	(40)	(20)
Under option, end of year	36	41	81
Exercisable, end of year	36	41	81

Weighted average prices of stock options are as follows:

(Dollars)	2021	2020	2019

Exercised	11.3	—	20.6
Cancelled	11.3	25.3	20.8
Under option, end of year	11.4	11.4	18.2

Prior period results have been adjusted to reflect the Reverse Stock Split.

A summary of stock options outstanding at  September 26, 2021 is as follows:

(Dollars)	Options Outstanding			Options Exercisable
Range of	Number Outstanding (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (Thousands)	Weighted Average Exercise Price

11 - 12	36	0.7	11.4	36	11.4

There is no unrecognized compensation expense for unvested stock options at September 26, 2021.

The stock options outstanding have $402,000 in aggregate intrinsic value at  September 26, 2021

Restricted Common Stock

A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2021	2020	2019

Outstanding, beginning of year	155	148	206
Granted	46	72	79
Vested	(45)	(61)	(134)
Forfeited	(2)	(4)	(3)
Outstanding, end of year	154	155	148

Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2021	2020	2019

Outstanding, beginning of year	21.5	24.9	23.1
Granted	11.2	16.2	21.8
Vested	27.3	23.4	20.3
Forfeited	16.1	24.4	21.3
Outstanding, end of year	16.7	21.5	24.9

Prior period results have been adjusted to reflect the Reverse Stock Split.

Total unrecognized compensation expense for unvested restricted Common Stock at  September 26, 2021 is $901,000, which will be recognized over a weighted average period of 1.2 years.

In December 2021, we expect to issue shares of 96,000 restricted Common Stock to employees. All restrictions with respect to these shares lapse in December 2024.

Stock Purchase Plans

We have 27,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 870 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2021, 2020, or 2019.

13   INCOME TAXES

Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2021	2020	2019

Current:
Federal	(2,431)	8,779	8,763
State	3,642	(10)	1,171
Deferred	6,004	(4,665)	(2,003)
	7,215	4,104	7,931

Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of Income (Loss) Before Income Taxes)	2021	2020	2019

Computed “expected” income tax expense	21.0	21.0	21.0
State income tax benefit, net of federal tax benefit	5.6	21.7	1.3
Net income of associated companies	(1.8)	(18.3)	(3.9)
Resolution of tax matters	3.2	(30.5)	1.7
Remeasurement due to rate changes	—	24.0	—
Non-deductible expenses	0.9	19.4	3.4
Valuation allowance	(6.0)	110.0	10.8
Warrant valuation	(0.4)	(7.3)	(0.6)
Other	—	4.4	(0.4)
	22.5	144.4	33.3

Net deferred income tax liabilities consist of the following components:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Deferred income tax liabilities:
Property and equipment	(13,284)	(18,646)
Identified intangible assets	(14,032)	(16,765)
ASC 842 - Leases DTL	(15,813)	(18,669)
Pension and postretirement benefits	(6,346)	—
Investments	(14,275)	(6,154)
	(63,750)	(60,234)
Deferred income tax assets:
Allowance for credit losses	237	1,733
Pension and postretirement benefits	—	7,075
Long-term debt	716	350
Interest deduction limitation	—	5,383
Operating loss carryforwards	26,999	28,240
ASC 842 - Leases DTA	15,840	18,675
Accrued compensation	6,630	13,142
Accrued expenses	443	1,673
Other	812	430
	51,677	76,701
Valuation allowance	(28,222)	(31,675)
Net deferred income tax liabilities	(40,295)	(15,208)

All deferred taxes are categorized as non-current.

A reconciliation of 2021 and 2020 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2021	2020

Balance, beginning of year	27,008	18,252
Changes in tax positions for prior years	1,008	(331)
Increases (decrease) in tax positions for the current year	(8,940)	9,825
Lapse in statute of limitations	(797)	(738)
Balance, end of year	18,279	27,008

Approximately $10,984,000 and $10,319,000 of the gross unrecognized tax benefit balances for 2021 and 2020, respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1,033,000 at September 26, 2021. The company does not expect that unrecognized tax benefits will fluctuate significantly in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,393,000 at  September 26, 2021 and $1,000,000 at September 27, 2020. There were no amounts provided for penalties at  September 26, 2021 or September 27, 2020.

At September 26, 2021 and September 27, 2020, we had a deferred tax asset of $0 and $5,383,000, respectively, related to disallowed interest expense.

No significant income tax audits are currently in progress. Certain of the Company's state income tax returns for the year ended September 28, 2015, are open for examination. The Federal and remaining state returns are open beginning with the September 26, 2016, year.

At September 26, 2021, we have state tax benefits of approximately $45,160,000 in net operating loss ("NOL") carryforwards that expire between 2022 and 2040. These NOL carryforwards result in a deferred income tax asset of $35,676,000 at September 26, 2021, a portion of which is offset by a valuation allowance.

14    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At  September 26, 2021, we had no floating rate debt. Our fixed rate debt consists of $482,616,000 principal amount of the Term Note. At September 26, 2021, based on market quotations, the fair value approximates carrying value. This represents a Level 2 fair value measurement.

As discussed more fully in Notes 6 and 12, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 26, 2021, September 27, 2020, and September 29, 2019 is $71,000, $363,000 and $1,195,000, respectively. In other, net non-operating income (expense) in the Consolidated Statements of Income (loss) and Comprehensive Income (loss), we recognized income of $292,000 in 2021, $832,000 in 2020, and of $612,000 in 2019, for adjustments in the fair value of the Warrants.

The following assumptions were used to estimate the fair value of the Warrants:

	2021	2020	2019

Volatility (Percent)	43	84	48
Risk-free interest rate (Percent)	0.05	0.12	1.58
Expected term (Years)	0.5	1.5	2.5
Estimated fair value (Dollars)	0.12	0.06	0.2

15    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2021	2020	2019

Income (loss) attributable to Lee Enterprises, Incorporated:	22,785	(3,106)	14,268

Weighted average Common Stock	5,873	5,811	5,765
Less non-vested restricted Common Stock	(156)	(154)	(208)
Basic average Common Stock	5,717	5,657	5,557
Dilutive stock options and restricted Common Stock	109	37	131
Diluted average Common Stock	5,826	5,694	5,688
Earnings per common share:
Basic:	3.99	(0.55)	2.57
Diluted	3.91	(0.55)	2.51

For 2021 and 2019 we had 600,000 and 638,400 weighted average shares, respectively, not considered in the computation of diluted earnings per share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For 2020 we had 600,000 weighted average shares not considered in the computation of diluted earnings per share because the Company recorded net losses.

Prior period results have been adjusted to reflect the Reverse Stock Split.

16    ALLOWANCE FOR CREDIT LOSSES

Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	2021	2020	2019

Balance, beginning of year	13,431	6,434	4,806
Additions charged to expense	1,505	8,607	2,751
Deductions from reserves	(8,362)	(1,610)	(1,123)
Balance, end of year	6,574	13,431	6,434

17    OTHER INFORMATION

Compensation and other accrued liabilities consist of the following:

	September 26	September 27
(Thousands of Dollars)	2021	2020

Compensation	20,849	16,915
Retirement plans	554	2,317
Other	23,673	25,046
	45,076	44,278

Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2021	2020	2019

Interest	45,214	49,518	47,555
Debt financing and reorganization costs	—	707	1,773
Income tax payments, net	7,604	446	8,439

Accumulated other comprehensive income (loss), net of deferred income taxes at  September 26, 2021, and September 27, 2020, is related to pension and postretirement benefits.

18    COMMITMENTS AND CONTINGENT LIABILITIES

Capital Expenditures

At September 27, 2021, we had construction and equipment purchase commitments totaling approximately $3,791,000.

Income Taxes

Commitments exclude unrecognized tax benefits to be recorded in accordance with ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 13.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lee Enterprises, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 26, 2021 and September 27, 2020, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 26, 2021, September 27, 2020, and September 29, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2021 and September 27, 2020, and the results of its operations and its cash flows for each of the 52-week periods ended September 26, 2021, September 27, 2020, and September 29, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses on financial instruments as of September 28, 2020 due to the adoption of Accounting Standard Codification Topic 326, Financial Instruments – Credit Losses, and its method of accounting for leases as of September 30, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and related updates, which established Accounting Standard Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of indefinite-lived mastheads

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company reviews indefinite-lived mastheads for impairment on an annual basis or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of comparing the fair value of each masthead with its carrying amount. The Company determines fair value using the relief from royalty method, which utilizes a discounted cash flow model to determine the fair value of each masthead. The significant assumptions used to determine the fair value of indefinite-lived mastheads include revenue growth rates, the discount rate, and royalty rates. As of September 26, 2021, the Company’s indefinite-lived mastheads were $39,672,000.  During the year ended September 26, 2021, the Company recognized impairments of $787,000.

We identified the valuation of indefinite-lived mastheads as a critical audit matter. The assessment of the significant assumptions involved a high degree of subjective auditor judgment due to their significant estimation uncertainty. In addition, minor changes in these assumptions could have a significant impact on the fair values of the mastheads, and the evaluation of the discount rate and royalty rates required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s masthead impairment assessment process, including controls related to the determination of the significant assumptions. We evaluated the revenue growth rates for a selection of mastheads by comparing them to current industry and economic trends and to the historical performance of each publication. We compared the Company’s historical revenue growth rate assumptions to actual results to assess the Company’s ability to accurately forecast. In addition, we performed sensitivity analyses over the revenue growth rates to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●

evaluating the discount rate by independently developing a range of rates using independently obtained market rate data of guideline public companies and comparing the independent ranges to the rate used by the Company

●	evaluating the royalty rates by (i) performing a profit-split analysis to develop an independent estimate of the royalty rates and comparing them to the rates determined by management, and (ii) comparing them to publicly available rates, to the extent available, obtained from comparable royalty-based transactions.

/s/ KPMG LLP

We have served as the Company's auditor since 2008.

Chicago, Illinois

December 10, 2021

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

4.4 *	Rights Agreement dated as of November 24, 2021, between Lee Enterprises, Incorporated and Equiniti Trust Company, as Rights Agent (Exhibit 4.1 to Current Report on Form 8-K filed on November 24, 2021)

10.1 *	Asset and Stock Purchase Agreement dated January 29, 2020 by and among Lee Enterprises, Incorporated, Berkshire Hathaway Inc. and BH Media Group, Inc. (Exhibit 10.1 to Form 8-K filed on January 29, 2020)

10.2 *	Credit Agreement dated January 29, 2020 by and between Lee Enterprises, Incorporated and BH Finance LLC (Exhibit 10.2 to Form 8-K filed on January 29, 2020)

10.3 *	Form of Lease Agreement by and between Lee Enterprises, Incorporated and BH Media Group, Inc. (Exhibit 10.3 to Form 8-K filed on January 29, 2020)

10.4 *	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 2021.

LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 10th day of December 2021.

Signature

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