Form 10-Q
period 2021-12-26
LEE ENTERPRISES, Inc
filed 2022-02-04
CIK 58361

,

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 26, 2021

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

Yes ☐     No ☒

As of January 31, 2022, 5,956,990 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2022”, “2021" and the like refer to the fiscal years ended the last Sunday in September.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 26,	September 26,
(Thousands of Dollars)	2021	2021

ASSETS

Current assets:
Cash and cash equivalents	18,585	26,112
Accounts receivable and contract assets, net	73,193	65,070
Inventories	6,340	6,297
Prepaid and other current assets	10,193	11,320
Total current assets	108,311	108,799
Investments:
Associated companies	27,306	26,682
Other	6,281	6,065
Total investments	33,587	32,747
Property and equipment:
Land and improvements	14,562	16,576
Buildings and improvements	92,986	106,890
Equipment	210,636	228,817
Construction in process	4,450	2,813
	322,634	355,096
Less accumulated depreciation	243,542	271,830
Property and equipment, net	79,092	83,266
Operating lease right-of-use assets	62,632	65,682
Goodwill	330,204	330,204
Other intangible assets, net	150,901	156,671
Pension plan assets, net	36,121	35,855
Medical plan assets, net	17,883	16,695
Other	13,118	13,632
Total assets	831,849	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	December 26,	September 26,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2021

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,671	8,612
Current maturities of long-term debt	—	6,112
Accounts payable	28,012	20,420
Compensation and other accrued liabilities	43,648	45,076
Unearned revenue	61,281	61,404
Total current liabilities	141,612	141,624
Long-term debt, net of current maturities	462,554	476,504
Operating lease liabilities	54,563	57,683
Pension obligations	25,727	22,444
Postretirement and postemployment benefit obligations	11,564	11,008
Deferred income taxes	38,957	40,295
Income taxes payable	8,840	9,174
Other	24,927	28,121
Total liabilities	768,744	786,853
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	60	59
December 26, 2021; 5,957 shares; $0.01 par value
September 26, 2021; 5,889 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	257,863	258,063
Accumulated deficit	(233,086)	(245,744)
Accumulated other comprehensive income	36,075	42,187
Total stockholders' equity	60,912	54,565
Non-controlling interests	2,193	2,133
Total equity	63,105	56,698
Total liabilities and equity	831,849	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	December 26,	December 27,
(Thousands of Dollars, Except Per Common Share Data)	2021	2020

Operating revenue:
Advertising and marketing services	98,754	102,629
Subscription	87,519	91,309
Other	16,009	17,879
Total operating revenue	202,282	211,817
Operating expenses:
Compensation	84,694	84,163
Newsprint and ink	7,644	7,992
Other operating expenses	85,982	81,767
Depreciation and amortization	9,676	10,441
Assets (gain) loss on sales, impairments and other, net	(12,274)	5,222
Restructuring costs and other	3,200	3,167
Total operating expenses	178,922	192,752
Equity in earnings of associated companies	1,754	1,743
Operating income	25,114	20,808
Non-operating income (expense):
Interest expense	(10,663)	(11,882)
Curtailment gain	1,027	23,830
Pension withdrawal cost	—	(12,310)
Other, net	3,072	2,268
Total non-operating (expense) income, net	(6,564)	1,906
Income before income taxes	18,550	22,714
Income tax expense	5,351	6,311
Net income	13,199	16,403
Net income attributable to non-controlling interests	(541)	(501)
Income attributable to Lee Enterprises, Incorporated	12,658	15,902
Other comprehensive (loss) income, net of income taxes	(6,112)	1,142
Comprehensive income attributable to Lee Enterprises, Incorporated	6,546	17,044
Earnings per common share:
Basic:	2.21	2.79
Diluted:	2.17	2.77

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 27, 2021	(245,744)	59	258,063	42,187	54,565
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive (loss) income	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(233,086)	60	257,863	36,075	60,912

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	58	256,957	(20,050)	(31,564)
Shares issued (redeemed)	—	1	(55)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	59	257,122	(18,908)	(14,354)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Cash provided by operating activities:
Net income	13,199	16,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,676	10,441
Curtailment gain	(1,027)	(23,830)
Pension withdrawal cost	—	12,310
Stock compensation expense	186	220
Assets (gain) loss on sales, impairments and other, net	(12,274)	5,222
Other, net	383	(951)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and contract assets	(8,519)	(14,662)
Decrease in inventories and other	1,085	602
Increase (decrease) in accounts payable and other accrued liabilities	3,369	7,205
Decrease in pension and other postretirement and postemployment benefit obligations	(4,826)	(1,523)
Change in income taxes payable	2,427	6,643
Other, including warrants	(3,109)	836
Net cash provided by operating activities	570	18,916
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,777)	(1,738)
Proceeds from sales of assets	14,406	2,236
Distributions greater (less) than earnings of TNI and MNI	(595)	(687)
Other, net	(80)	(430)
Net cash provided by (required for) investing activities	11,954	(619)
Cash provided by (required for) financing activities:
Payments on long-term debt	(20,062)	(14,734)
Common stock transactions, net	11	(154)
Net cash required for financing activities	(20,051)	(14,888)
Net (decrease) increase in cash and cash equivalents	(7,527)	3,409
Cash and cash equivalents:
Beginning of period	26,112	33,733
End of period	18,585	37,142

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 26, 2021, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2021 Annual Report on Form 10-K.

The Company's fiscal year ends on the last Sunday in September. Fiscal year 2022 ends on September 25, 2022 and fiscal year 2021 ended  September 26, 2021. Fiscal year 2022 and 2021 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the 13 weeks ended December 26, 2021, are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2022”, “2021” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“TownNews.com”), our 50% interest in TNI Partners (“TNI”) and our 50% interest in Madison Newspapers, Inc. (“MNI”).

Investments in TNI and MNI are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

On March 16, 2020, the Company completed the acquisition of BH Media Group, Inc. and The Buffalo News, Inc. for a combined purchase price of $140,000,000 (collectively, the "Transactions").

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

2	REVENUE

The following table presents our revenue disaggregated by source:

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Operating revenue:
Print	55,970	66,614
Digital	42,784	36,015
Advertising and marketing services revenue	98,754	102,629
Print	79,628	85,033
Digital	7,891	6,276
Subscription revenue	87,519	91,309
Print	11,385	13,064
Digital	4,624	4,815
Other revenue	16,009	17,879
Total operating revenue	202,282	211,817

Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Total Digital Revenue in the prior year was reclassified to conform to the current year presentation. Total Digital Revenue is defined as digital advertising and marketing services revenue (including Amplified), digital-only subscription revenue and digital services revenue. Previously other digital subscription revenue was included. All periods have been restated for the reclassification.

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the quarter ended December 26, 2021 that was included in the contract liability as of September 26, 2021 was $36,347,000.

Accounts receivable, excluding allowance for credit losses was $80,375,000 and $71,644,000 as of December 26, 2021 and September 26, 2021, respectively. Allowance for credit losses was $7,182,000 and $6,574,000 as of December 26, 2021 and September 26, 2021, respectively.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Operating revenue	8,981	9,400
Operating expenses	6,465	7,005
Operating income	2,516	2,395
Company's 50% share of operating income	1,258	1,198
Less amortization of intangible assets	—	—
Equity in earnings of TNI	1,258	1,198

TNI makes periodic distributions of its earnings and for the quarter ended December 26, 2021 and December 27, 2020 we received $859,000 and $1,056,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Operating revenue	12,195	11,922
Operating expenses, excluding restructuring costs, depreciation and amortization	10,834	10,430
Restructuring costs	—	106
Depreciation and amortization	170	110
Operating income	1,191	1,276
Net income	991	1,089
Equity in earnings of MNI	496	545

MNI makes periodic distributions of its earnings and in the quarter ended December 26, 2021 we received dividends of $300,000. No dividends were received in the quarter ended December 27, 2020.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Identified intangible assets consist of the following:

	December 26,	September 26,
(Thousands of Dollars)	2021	2021

Goodwill, end of period	330,204	330,204
Non-amortized intangible assets:
Mastheads	39,849	39,672
Amortizable intangible assets:
Customer and newspaper subscriber lists	574,349	774,242
Less accumulated amortization	(463,297)	(657,243)
	111,052	116,999
Total intangibles, net	481,105	486,875

The weighted average amortization period for amortizable assets is 13.2 years.

5	DEBT

The Company has debt consisting of a single 25-year term loan with BH Finance LLC (“BH Finance”), in an aggregate principal balance of $462,554,000 at a 9% annual rate and matures on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). At  December 26, 2021, based on market quotations, the fair value approximates carrying value. This represents a level 2 fair value measurement.

During the quarter ended December 26, 2021, we made principal debt payments of $20,062,000. For the quarter, payments consisted of $10,450,000 from the sale of non-core assets, $6,112,000 from September 26, 2021 excess cash flow, and $3,500,000 in voluntary prepayments. All payments were made at par. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of December 26, 2021 there was no excess cash flow payment due (as such term is defined in the Term Loan).

Warrants

We entered into a Warrant Agreement dated as of March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain warrant holders received warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the “Warrants”). The Warrants can be exercised at a price of $41.90 per share and expire in March 31, 2022.

The Warrant Agreement contains provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. The initial fair value of the Warrants was $16,930,000. We re-measure the fair value of the liability each reporting period using the Black-Scholes option pricing model. The change in value of $1,929,000 is reported as expense in other, net non-operating income (expense).

The fair value of Warrants at December 26, 2021,  and  September 26, 2021 , were $2,000,000  and $71,000 , respectively.

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

We have several defined benefit pension plans that together cover selected employees, including plans established under collective bargaining agreements. At the end of September two of seven plans had future benefits under the plan frozen and no new participants are permitted. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through December 26, 2021, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

During the quarter ended December 26, 2021 we notified certain participants in our defined benefit plans of changes to be made to the plans. The Company froze future benefits for an additional four of the defined benefit plans. The freeze of future benefits resulted in a non-cash curtailment gain of $1,027,000 related to the four plans. In connection with the freeze the Company provided certain plan enhancements that resulted in an increase to our net pension liability and a decrease to Accumulated Other Comprehensive income of $6,507,000. Additionally, the Company merged the six frozen plans into one defined benefit plan effective in the second quarter of fiscal 2022.

During the quarter ended December 27, 2020 we notified certain participants in one of our post-employment benefit plans of changes to be made to the plans, including elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation by $23,830,000. This is recorded within Curtailment gain and Postretirement and postemployment benefit obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS
	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Service cost for benefits earned during the period	456	633
Interest cost on projected benefit obligation	1,936	1,787
Expected return on plan assets	(4,536)	(4,672)
Amortization of net (gain) loss	(1,259)	1,004
Curtailment gain	(1,027)	—
Pension benefit	(4,430)	(1,248)

POSTRETIREMENT MEDICAL PLANS
	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Service cost for benefits earned during the period	27	210
Interest cost on projected benefit obligation	85	123
Expected return on plan assets	(263)	(252)
Amortization of net gain	(249)	(172)
Amortization of prior service benefit	(162)	(161)
Curtailment gain	—	(23,830)
Postretirement medical benefit	(562)	(24,082)

In the quarter ended December 26, 2021 we had no required contributions to our pension plans. In the quarter ended December 27, 2020 we contributed $400,000 to our pension plans. We have no required contributions to our pension plans for 2022 and therefore do not expect to make contributions to our pension trust during the remainder of fiscal 2022.

Multiemployer Pension Plans

During the quarter ended December 27, 2020, we withdrew from a multiemployer pension plan and recorded a $12,310,000 charge. The withdrawal liability is recorded in Warrants and other and will be paid over 20 years. The first payment was made March 1, 2021.

7	INCOME TAXES

We recorded an income tax expense of $5,351,000 related to income before taxes of $18,550,000 for the Quarter ended December 26, 2021. For the Quarter ended December 27, 2020, we recorded $6,311,000 in income tax expense related to income before taxes of $22,714,000. The effective income tax rates for the Quarter ended December 26, 2021 was 28.9%. The effective income tax rate for the Quarter ended December 27, 2020 was 27.8%.

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

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	December 26,	December 27,
(Thousands of Dollars and Shares, Except Per Share Data)	2021	2020

Income attributable to Lee Enterprises, Incorporated:	12,658	15,902
Weighted average common shares	5,885	5,845
Less weighted average restricted Common Stock	(159)	(155)
Basic average common shares	5,726	5,690
Dilutive stock options and restricted Common Stock	118	42
Diluted average common shares	5,844	5,732
Earnings per common share:
Basic	2.21	2.79
Diluted	2.17	2.77

For the quarter ended December 26, 2021 and December 27, 2020, 600,000 and 641,300 shares were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.

Rights Agreement

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

9	COMMITMENTS AND CONTINGENT LIABILITIES

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the 13 weeks ended December 26, 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2021 Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information in the markets we serve with rapidly growing digital subscription and advertising platforms.

We operate 77 principally mid-sized local media operations.

We reach nearly 70% of all adults in our larger markets through a combination of our print and digital content offerings.

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching more than 47 million monthly unique visitors, in the first quarter of December 2021 with 376 million page views and 95 million visits.

•

We have approximately one million paid subscribers to our print and digital products, with estimated readership totaling three million. Digital only subscribers totaled approximately 450,000, a 57% increase over the prior year.

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

STRATEGY

We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:

•	Grow digital audiences by transforming the way we present local news and information
•	Expand our digital subscription base through audience growth and continued conversion of our massive digital audiences.
•	Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Lee's in-house Amplified Digital Agency that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

QUARTER ENDED December 26, 2021

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	December 26,	December 27,	Percent
(Thousands of Dollars, Except Per Share Data)	2021	2020	Change

Operating revenue:
Print	55,970	66,614	(16.0)
Digital	42,784	36,015	18.8
Advertising and marketing services revenue	98,754	102,629	(3.8)
Print	79,628	85,033	(6.4)
Digital	7,891	6,276	25.7
Subscription revenue	87,519	91,309	(4.2)
Print	11,385	13,064	(12.9)
Digital	4,624	4,815	(4.0)
Other revenue	16,009	17,879	(10.5)
Total operating revenue	202,282	211,817	(4.5)
Operating expenses:
Compensation	84,694	84,163	0.6
Newsprint and ink	7,644	7,992	(4.4)
Other operating expenses	85,982	81,767	5.2
Depreciation and amortization	9,676	10,441	(7.3)
Assets (gain) loss on sales, impairments and other, net	(12,274)	5,222	NM
Restructuring costs and other	3,200	3,167	1.0
Operating expenses	178,922	192,752	(7.2)
Equity in earnings of associated companies	1,754	1,743	0.6
Operating income	25,114	20,808	20.7
Non-operating income (expense):
Interest expense	(10,663)	(11,882)	(10.3)
Curtailment Gain	1,027	23,830	(95.7)
Pension withdrawal cost	—	(12,310)	NM
Other, net	3,072	2,268	35.4
Non-operating expenses, net	(6,564)	1,906	NM
Income before income taxes	18,550	22,714	(18.3)
Income tax expense	5,351	6,311	(15.2)
Net income	13,199	16,403	(19.5)
Net income attributable to non-controlling interests	(541)	(501)	8.0
Income attributable to Lee Enterprises, Incorporated	12,658	15,902	(20.4)
Other comprehensive (loss) income, net of income taxes	(6,112)	1,142	NM
Comprehensive income attributable to Lee Enterprises, Incorporated	6,546	17,044	(61.6)
Earnings per common share:
Basic	2.21	2.79	(20.9)
Diluted	2.17	2.77	(21.9)

References to the “2022 Quarter” refer to the 13 weeks ended December 26, 2021. Similarly, references to the “2021 Quarter” refer to the 13 weeks ended December 27, 2020.

Operating Revenue

Total operating revenue was $202,282,000 in the 2022 Quarter, down $9,535,000, or 4.5%, compared to the prior year.

Advertising and marketing services revenue totaled $98,754,000 in the 2022 Quarter, down 3.8% compared to the prior year. Print advertising revenues were $55,970,000 in the 2022 Quarter, down 16.0% compared to the prior year due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $42,784,000 in the 2022 Quarter, up 18.8% compared to the prior year. These gains resulted from in an increase in Amplified revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 43.3% of the 2022 Quarter total advertising and marketing services revenue, compared to 35% in the same period last year.

Subscription revenue totaled $87,519,000 in the 2022 Quarter, down 4.2% compared to the 2021 Quarter. The growth in digital only subscribers and selective price increases on our full access subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends. Digital only subscribers grew 57% since the 2021 Quarter and now total 450,000.

Other revenue, which primarily consists of commercial printing revenue and digital services from TownNews, decreased $1,870,000, or 10.5%, in the 2022 Quarter compared to the 2021 Quarter. Digital services revenue totaled $4,624,000 in the 2022 Quarter, a 4.0% decrease compared to the 2021 Quarter. Commercial printing revenue totaled $5,723,000 in the 2022 Quarter, a 15.2% decrease compared to the 2021 Quarter primarily driven by the continued downward trend in traditional print product demand.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $55,299,000 in the 2022 Quarter, an increase of 17.4% over the 2021 Quarter, and represented 27.3% of our total operating revenue in the 2022 Quarter.

Equity in earnings of TNI and MNI increased $11,000 in the 2022 Quarter.

Operating Expenses

Total operating expenses were $178,922,000 in the 2022 Quarter, a 7.2% decrease compared to the 2021 Quarter. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets gain (loss) on sales, and impairments. Cash Costs were $178,320,000, a 2.5% increase compared to the 2021 Quarter.

Compensation expense increased $531,000 in the 2022 Quarter, or 0.6%, compared to the 2021 Quarter due to investments in digital talent and increasing average compensation levels partially offset by reductions in FTE's due to continued business transformation efforts.

Newsprint and ink costs decreased $348,000 in the 2022 Quarter, or 4.4%, compared to the 2021 Quarter. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $4,215,000 in the 2022 Quarter, or 5.2%, compared to the 2021 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $3,200,000 and $3,167,000 in the 2022 Quarter and 2021 Quarter, respectively. These costs relate to costs associated with the hostile takeover attempt in November 2021 in the 2022 Quarter. Restructuring costs in the 2021 Quarter are predominately severance related to our ongoing business transformation.

Depreciation and amortization expense decreased $765,000, or 7.3%, in the 2022 Quarter.

Assets (gain) loss on sales, impairments and other, was a net gain of $12,274,000 in the 2022 Quarter compared to a net loss of $5,222,000 in the 2021 Quarter. The gains and losses in the 2022 Quarter and in the 2021 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $25,114,000 in the 2022 Quarter compared to $20,808,000 in the 2021 Quarter.

Non-operating Income and Expense

Interest expense decreased $1,219,000, or 10.3%, to $10,663,000 in the 2022 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Debt has been reduced by $113,400,000 million since our refinancing in March 2020. Our weighted average cost of debt was 9.0% at the end of the 2022 Quarter and 2021 Quarter.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $4,448,000 periodic pension and other postretirement benefits in the 2022 Quarter compared to $2,343,000 in the 2021 Quarter. We recorded non-operating expense of $1,929,000 in the 2022 Quarter and non-operating income of $116,000 in the 2021 Quarter, related to the changes in the value of the Warrants.

We recognized a non-cash curtailment gain of $1,027,000 in the 2022 Quarter as a result of freezing certain pension plans. We recognized a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation in the 2021 Quarter by eliminating post-retirement medical coverage for certain employees.

We recognized pension withdrawal costs in the 2021 Quarter of $12,310,000 in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.

Income Tax Expense

We recorded an income tax expense of $5,351,000, or 28.8% of pretax income in the 2022 Quarter. In the 2021 Quarter, we recognized an income tax expense of $6,311,000, or 27.8% of pretax income.

Net Income and Earnings Per Share

Net income was $13,199,000 and diluted earnings per share were $2.17 for the 2022 Quarter compared to net income of $16,403,000 and diluted earnings per share of $2.77 for the 2021 Quarter. The change reflects the various items discussed above.

NON-GAAP FINANCIAL MEASURES

We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.

In this report, we present Adjusted EBITDA and Cash Costs which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

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

Adjusted EBITDA and Cash Costs are reconciled to net income and Operating Expenses, below, the closest comparable numbers under GAAP.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Net income	13,199	16,403
Adjusted to exclude
Income tax expense	5,351	6,311
Non-operating expenses, net	6,564	(1,906)
Equity in earnings of TNI and MNI	(1,754)	(1,743)
(Gain) loss on sale of assets and other, net	(12,274)	5,222
Depreciation and amortization	9,676	10,441
Restructuring costs and other	3,200	3,167
Stock compensation	186	220
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,939	1,890
Adjusted EBITDA	26,087	40,005

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	December 26,	December 27,
(Thousands of Dollars)	2021	2020

Operating expenses	178,922	192,752
Adjusted to exclude
Depreciation and amortization	9,676	10,441
Assets (gain) loss on sales, impairments and other, net	(12,274)	5,222
Restructuring costs and other	3,200	3,167
Cash Costs	178,320	173,922

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities totaled $570,000 in 2021 compared to $18,916,000 in 2020, a decrease of $18,346,000.  The decrease was driven by a decrease in operating results of $9,670,000 (defined as net income (loss) adjusted for non-working capital items) and a decrease in cash from working capital of $8,677,000, primarily related to unfavorable changes in accounts payable, postretirement liabilities, income taxes payable and warrants, partially offset by favorable changes in accounts receivable.

Investing Activities

Cash provided by investing activities totaled $11,954,000 in the 2022 Period compared to cash required for investing activities of $619,000 in the 2021 Period. 2022 included $14,406,000 in proceeds from the sale of assets as the Company divested non-core real estate.

We anticipate that funds necessary for capital expenditures, which are expected to be $12,000,000 in 2022, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $20,051,000 in the 2022 Period compared to $14,888,000 in the 2021 Period. Debt reduction accounted for nearly all of the usage of funds in the 2022 and 2021 Periods.

Additional Information on Liquidity

Our liquidity, consisting of cash on the balance sheet, totals $18,585,000 at December 26, 2021. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.

The Warrants, as defined in Note 5, if and when exercised, would provide additional liquidity in an amount up to $25,140,000.

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

COMMODITIES

All North American newsprint producers implemented an October 2021 price increase of $25 per tonne, the seventh increase in 2021. Additional January and March price increases of $25 per tonne have been announced. The newsprint supply chain is challenged due to significant capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint. Like other industries, the supply chain is further challenged by shipping delays due to restrictions of personnel crossing the US/Canada boarder.

Our long-term supply strategy continues to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase on 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $470,000 based on current and anticipated consumption trends in 2022, excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE

Our fixed rate debt consists of $462,554,000 principal amount of the Term Loan recorded at carrying value. At December 26, 2021, based on market price quotations, the fair value approximates carrying value.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A          Risk Factors

Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2021 Form 10-K.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 4, 2022
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)