Form 10-Q
period 2022-03-27
LEE ENTERPRISES, Inc
filed 2022-05-06
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 27, 2022

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

Yes ☐     No ☒

As of April 30, 2022, 5,957,536 shares of Common Stock of the Registrant were outstanding.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:

•	The overall impact the COVID-19 pandemic has on the Company's revenues and costs;
•	The long-term or permanent changes the COVID-19 pandemic may have on the publishing industry, which may result in permanent revenue reductions and other risks and uncertainties;
•	We may be required to indemnify the previous owners of the BH Media or Buffalo News for unknown legal and other matters that may arise;
•	Our ability to manage declining print revenue and circulation subscribers;
•	The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•	Changes in advertising and subscription demand;
•	Changes in technology that impact our ability to deliver digital advertising;
•	Potential changes in newsprint, other commodities and energy costs;
•	Interest rates;
•	Labor costs;
•	Significant cyber security breaches or failure of our information technology systems;
•	Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•	Our ability to maintain employee and customer relationships;
•	Our ability to manage increased capital costs;
•	Our ability to maintain our listing status on NASDAQ;
•	Competition; and
•	Other risks detailed from time to time in our publicly filed documents.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 27,	September 26,
(Thousands of Dollars)	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	15,335	26,112
Accounts receivable and contract assets, net	67,734	65,070
Inventories	7,509	6,297
Prepaid and other current assets	12,984	11,320
Total current assets	103,562	108,799
Investments:
Associated companies	26,855	26,682
Other	6,217	6,065
Total investments	33,072	32,747
Property and equipment:
Land and improvements	14,505	16,576
Buildings and improvements	93,010	106,890
Equipment	210,523	228,817
Construction in process	6,401	2,813
	324,439	355,096
Less accumulated depreciation	246,257	271,830
Property and equipment, net	78,182	83,266
Operating lease right-of-use assets	59,721	65,682
Goodwill	330,204	330,204
Other intangible assets, net	145,568	156,671
Pension plan assets, net	13,971	35,855
Medical plan assets, net	18,004	16,695
Other	13,117	13,632
Total assets	795,401	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	March 27,	September 26,
(Thousands of Dollars and Shares, Except Per Share Data)	2022	2021

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,765	8,612
Current maturities of long-term debt	—	6,112
Accounts payable	27,391	20,420
Compensation and other accrued liabilities	41,551	45,076
Unearned revenue	62,085	61,404
Total current liabilities	139,792	141,624
Long-term debt, net of current maturities	462,554	476,504
Operating lease liabilities	51,558	57,683
Pension obligations	951	22,444
Postretirement and postemployment benefit obligations	11,472	11,008
Deferred income taxes	38,397	40,295
Income taxes payable	8,821	9,174
Other	26,487	28,121
Total liabilities	740,032	786,853
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	60	59
March 27, 2022; 5,957 shares; $0.01 par value
September 26, 2021; 5,889 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	258,523	258,063
Accumulated deficit	(240,362)	(245,744)
Accumulated other comprehensive income	34,908	42,187
Total stockholders' equity	53,129	54,565
Non-controlling interests	2,240	2,133
Total equity	55,369	56,698
Total liabilities and equity	795,401	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars, Except Per Common Share Data)	2022	2021	2022	2021

Operating revenue:
Advertising and marketing services	87,633	85,575	186,387	188,204
Subscription	87,348	89,777	174,867	181,080
Other	15,033	17,078	31,042	34,964
Total operating revenue	190,014	192,430	392,296	404,248
Operating expenses:
Compensation	83,513	83,154	168,207	167,317
Newsprint and ink	7,068	7,179	14,712	15,171
Other operating expenses	84,679	79,865	170,661	161,632
Depreciation and amortization	8,951	12,517	18,627	22,958
Assets (gain) loss on sales, impairments and other, net	(152)	1,474	(12,426)	6,696
Restructuring costs and other	10,590	1,294	13,790	4,461
Total operating expenses	194,649	185,483	373,571	378,235
Equity in earnings of associated companies	1,407	1,471	3,161	3,213
Operating (expense) income	(3,228)	8,418	21,886	29,226
Non-operating (expense) income:
Interest expense	(10,523)	(11,237)	(21,186)	(23,119)
Curtailment gain	—	—	1,027	23,830
Pension withdrawal cost	(2,335)	—	(2,335)	(12,310)
Other, net	6,248	1,640	9,320	3,908
Total non-operating (expense) income, net	(6,610)	(9,597)	(13,174)	(7,691)
(Loss) Income before income taxes	(9,838)	(1,179)	8,712	21,535
Income tax (benefit) expense	(3,144)	(571)	2,207	5,740
Net (loss) income	(6,694)	(608)	6,505	15,795
Net income attributable to non-controlling interests	(582)	(526)	(1,123)	(1,027)
(Loss) Income attributable to Lee Enterprises, Incorporated	(7,276)	(1,134)	5,382	14,768
Other comprehensive (loss) income, net of income taxes	(1,167)	478	(7,279)	1,620
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(8,443)	(656)	(1,897)	16,388
Earnings per common share:
Basic:	(1.26)	(0.20)	0.94	2.59
Diluted:	(1.26)	(0.20)	0.92	2.55

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 27, 2021	(245,744)	59	258,063	42,187	54,565
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive loss	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(233,086)	60	257,863	36,075	60,912

Shares issued (redeemed)	—	—	(3)	—	(3)
Loss attributable to Lee Enterprises, Incorporated	(7,276)	—	—	—	(7,276)
Stock compensation	—	—	663	—	663
Other comprehensive loss	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
March 27, 2022	(240,362)	60	258,523	34,908	53,129

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	58	256,957	(20,050)	(31,564)
Shares issued (redeemed)	—	1	(55)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	59	257,122	(18,908)	(14,354)

Shares issued (redeemed)	—	—	(8)	—	(8)
Loss attributable to Lee Enterprises, Incorporated	(1,134)	—	—	—	(1,134)
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	682	682
Deferred income taxes, net	—	—	—	(204)	(204)
March 28, 2021	(253,761)	59	257,328	(18,430)	(14,804)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 27,	March 28,
(Thousands of Dollars)	2022	2021

Cash provided by operating activities:
Net income	6,505	15,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,627	22,958
Curtailment gain	(1,027)	(23,830)
Pension withdrawal cost	2,335	12,310
Stock compensation expense	699	434
Assets (gain) loss on sales, impairments and other, net	(12,426)	6,696
Deferred income taxes	664	(319)
Pension contributions	—	(965)
Return of (Payments to collateralize) letters of credit	151	1,686
Other, net	(1,011)	62
Changes in operating assets and liabilities:
(Increase) decrease in receivables and contract assets	(3,060)	(6,786)
(Increase) decrease in inventories and other	(1,033)	782
Increase (decrease) in accounts payable and other accrued liabilities	5,694	3,944
Decrease in pension and other postretirement and postemployment benefit obligations	(9,388)	(3,291)
Change in income taxes payable	(3,686)	4,214
Other	(3,650)	5,563
Net cash (required for) provided by operating activities	(606)	39,253
Cash provided by (required for) investing activities:
Purchases of property and equipment	(4,570)	(2,927)
Proceeds from sales of assets	14,744	2,751
Distributions greater (less) than earnings of TNI and MNI	(102)	555
Other, net	(192)	(78)
Net cash provided by investing activities	9,880	301
Cash provided by (required for) financing activities:
Payments on long-term debt	(20,062)	(39,375)
Common stock transactions, net	11	(159)
Net cash required for financing activities	(20,051)	(39,534)
Net (decrease) increase in cash and cash equivalents	(10,777)	20
Cash and cash equivalents:
Beginning of period	26,112	33,733
End of period	15,335	33,753

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 27, 2022, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2021 Annual Report on Form 10-K.

The Company's fiscal year ends on the last Sunday in September. Fiscal year 2022 ends on September 25, 2022 and fiscal year 2021 ended  September 26, 2021. Fiscal year 2022 and 2021 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the three and six months ended March 27, 2022, are not necessarily indicative of the results to be expected for the full year.

References to “we”, “our”, “us” and the like throughout the Consolidated Financial Statements refer to the Company. References to “2022”, “2021” and the like refer to the fiscal years ended the last Sunday in September.

The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“TownNews.com”).

Our 50% interest in TNI Partners ("TNI") and our 50% interest in Madison Newspapers, Inc. ("MNI") are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.

On March 16, 2020, the Company completed the acquisition of BH Media Group, Inc. and The Buffalo News, Inc. for a combined purchase price of $140,000,000 (collectively, the "Transactions").

2	REVENUE

The following table presents our revenue disaggregated by source:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue:
Print	44,248	53,685	100,218	120,291
Digital	43,385	31,890	86,169	67,913
Advertising and marketing services revenue	87,633	85,575	186,387	188,204
Print	77,255	82,801	156,883	167,816
Digital	10,093	6,976	17,984	13,264
Subscription revenue	87,348	89,777	174,867	181,080
Print	10,374	12,240	21,759	25,301
Digital	4,659	4,838	9,283	9,663
Other revenue	15,033	17,078	31,042	34,964
Total operating revenue	190,014	192,430	392,296	404,248

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the six months ended March 27, 2022 that was included in the contract liability as of September 26, 2021 was $47,340,000.

Accounts receivable, excluding allowance for credit losses was $74,422,000 and $71,644,000 as of March 27, 2022 and September 26, 2021, respectively. Allowance for credit losses was $6,688,000 and $6,574,000 as of March 27, 2022 and September 26, 2021, respectively.

Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

3	INVESTMENTS IN ASSOCIATED COMPANIES

TNI Partners

In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Gannets Co. Inc.'s subsidiary Citizen Publishing Company (“Citizen”), is responsible for printing, delivery, advertising, and subscription activities of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media.

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue	8,594	8,759	17,575	18,159
Operating expenses	6,409	6,424	12,873	13,429
Operating income	2,185	2,335	4,702	4,730
Company's 50% share of operating income	1,093	1,168	2,351	2,365
Equity in earnings of TNI	1,093	1,168	2,351	2,365

TNI makes periodic distributions of its earnings and for the three months ended March 27, 2022 and March 28, 2021, we received $1,401,000 and $1,561,000 in distributions, respectively. In the six months ended March 27, 2022 and March 28, 2021, we received $2,259,000 and $2,617,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue	11,561	11,024	23,756	22,946
Operating expenses, excluding restructuring costs, depreciation and amortization	10,462	10,237	21,296	20,667
Restructuring costs	—	—	—	106
Depreciation and amortization	170	182	340	292
Operating income	929	605	2,120	1,881
Net income	627	605	1,620	1,694
Equity in earnings of MNI	314	303	810	847

MNI makes periodic distributions of its earnings and in the three months ended March 27, 2022 and March 28, 2021, we received $500,000 and $1,150,000, respectively. In the six months ended March 27, 2022 and March 28, 2021, we received dividends of $800,000 and $1,150,000, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Identified intangible assets consist of the following:

	March 27,	September 26,
(Thousands of Dollars)	2022	2021

Goodwill, end of period	330,204	330,204
Non-amortized intangible assets:
Mastheads	39,849	39,672
Amortizable intangible assets:
Customer and newspaper subscriber lists	574,451	774,242
Less accumulated amortization	(468,732)	(657,243)
	105,719	116,999
Total intangibles, net	475,772	486,875

The weighted average amortization period for amortizable assets is 13 years.

5	DEBT

The Company has debt consisting of a single 25-year term loan with BH Finance LLC, in an aggregate principal balance of $462,554,000 at a 9% annual rate and matures on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). At March 27, 2022, based on market quotations, the fair value approximates carrying value. This represents a level 2 fair value measurement.

During the three months ended March 27, 2022 we made no principal debt payments. During the six months ended March 27, 2022, we made principal debt payments of $20,062,000.  Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of March 27, 2022 there was no excess cash flow payment due (as such term is defined in the Term Loan).

Warrants

We entered into a Warrant Agreement dated  March 31, 2014 (the “Warrant Agreement”). Under the Warrant Agreement, certain warrant holders received warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions and at an exercise price of $41.90 per share (the “Warrants”). The Warrants expired on March 31, 2022.

The Warrant Agreement required the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. The initial fair value of the Warrants was $16,930,000. We re-measure the fair value of the liability each reporting period using the Black-Scholes option pricing model. The change in value of $71,000 is reported as income in other, net non-operating income (expense).

As of March 27, 2022, the warrants had no fair value. As of September 26, 2021, the fair value of the warrants was $71,000.

In connection with the issuance of the Warrants, we entered into a Registration Rights Agreement dated  March 31, 2014 (the “Registration Rights Agreement”). The Registration Rights Agreement required, among other matters, that we use our commercially reasonable efforts to maintain the effectiveness for certain specified periods of a shelf registration statement related to the shares of Common Stock to be issued upon exercise of the Warrants.

6	PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS

We have several defined benefit pension plans that together cover certain employees, including plans established under collective bargaining agreements. At the end of September 2021 two of seven plans had benefits under the plan frozen and no new participants are permitted. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through March 27, 2022, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

During the quarter ended December 26, 2021, we notified participants in four of our defined benefit plans of changes to be made to the plans. The Company froze future benefits for an additional four of the defined benefit plans. The freeze of future benefits resulted in a non-cash curtailment gain of $1,027,000 related to the four plans. In connection with the freeze the Company provided certain plan enhancements that resulted in an increase to our net pension liability and a decrease to Accumulated Other Comprehensive income of $6,507,000. Additionally, the Company merged the six frozen plans into one defined benefit plan effective in the second quarter of fiscal 2022.

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

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Service cost for benefits earned during the period	287	633	743	1,266
Interest cost on projected benefit obligation	2,001	1,787	3,938	3,574
Expected return on plan assets	(4,535)	(4,672)	(9,071)	(9,344)
Amortization of net loss	(687)	1,005	(1,946)	2,009
Amortization of prior service benefit	212	(1)	212	(1)
Curtailment gain	—	—	(1,027)	—
Pension benefit	(2,722)	(1,248)	(7,151)	(2,496)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Service cost for benefits earned during the period	27	240	54	450
Interest cost on projected benefit obligation	85	239	170	362
Expected return on plan assets	(263)	(252)	(526)	(504)
Amortization of net gain	(249)	(172)	(498)	(344)
Amortization of prior service benefit	(162)	(162)	(324)	(323)
Curtailment gain	—	—	—	(23,830)
Postretirement medical benefit	(562)	(107)	(1,124)	(24,189)

In the six months ended March 27, 2022, we had no required contributions to our pension plans. In the six months ended March 28, 2021 we contributed $965,000 to our pension plans. We have no required contributions to our pension plans for 2022 and therefore do not expect to make contributions to our pension trust during the remainder of fiscal 2022.

Multiemployer Pension Plans

The Company has effecuated withdrawals from several multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of March 27, 2022 and September 26, 2021, we had $25,253,000 and $23,471,000 withdrawal liabilities recorded in Other Liabilities in our Consolidated Balance Sheets. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.

7	INCOME TAXES

We recorded an income tax benefit of $3,144,000 related to a loss before taxes of $9,838,000 for the three months ended March 27, 2022, and income tax expense of $2,207,000 related to income before taxes of $8,712,000 for the six months ended  March 27, 2022. We recorded an income tax benefit of $571,000 related to a loss before taxes of $1,179,000 for the three months ended March 28, 2021, and income tax expense of $5,740,000 related to income before taxes of $21,535,000 for the six months ended March 28, 2021. The effective income tax rates for the three and six months ended March 27, 2022 was negative 32% and 25.3%, respectively. The effective income tax rate for the three and six months ended March 28, 2021 was 48.4% and 26.7%, respectively.

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

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars and Shares, Except Per Share Data)	2022	2021	2022	2021

(Loss) income attributable to Lee Enterprises, Incorporated:	(7,276)	(1,134)	5,382	14,768
Weighted average common shares	5,955	5,877	5,919	5,861
Less weighted average restricted Common Stock	(178)	(156)	(167)	(155)
Basic average common shares	5,777	5,721	5,752	5,706
Dilutive stock options and restricted Common Stock	—	—	107	75
Diluted average common shares	5,777	5,721	5,859	5,781
Earnings per common share:
Basic	(1.26)	(0.20)	0.94	2.59
Diluted	(1.26)	(0.20)	0.92	2.55

For the three and six months ended  March 27, 2022 and March 28, 2021, 600,000 shares were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.

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

Subsequent Events

Subsequent to March 27, 2022, we developed, committed to, and began reductions in staffing in our operations. The Company expects to record pretax charges related to these reductions totaling approximately $4,700,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three and six months ended March 27, 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2021 Annual Report on Form 10-K.

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

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching almost 42 million monthly unique visitors, in March 2022 with 376 million page views and 89 million visits.

•	We have approximately one million paid subscribers to our print and digital products. Digital only subscribers totaled approximately 492,000, a 59.2% increase over the prior year.

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

STRATEGY

We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:

•	Grow digital audiences by transforming the way we present local news and information
•	Expand our digital subscription base and revenue through audience growth and continued conversion of our massive digital audiences.
•	Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Lee's in-house Amplified Digital Agency that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

THREE MONTHS ENDED March 27, 2022

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 27,	March 28,	Percent
(Thousands of Dollars, Except Per Share Data)	2022	2021	Change

Operating revenue:
Print	44,248	53,685	(17.6)
Digital	43,385	31,890	36.0
Advertising and marketing services revenue	87,633	85,575	2.4
Print	77,255	82,801	(6.7)
Digital	10,093	6,976	44.7
Subscription revenue	87,348	89,777	(2.7)
Print	10,374	12,240	(15.2)
Digital	4,659	4,838	(3.7)
Other revenue	15,033	17,078	(12.0)
Total operating revenue	190,014	192,430	(1.3)
Operating expenses:
Compensation	83,513	83,154	0.4
Newsprint and ink	7,068	7,179	(1.5)
Other operating expenses	84,679	79,865	6.0
Depreciation and amortization	8,951	12,517	(28.5)
Assets (gain) loss on sales, impairments and other, net	(152)	1,474	NM
Restructuring costs and other	10,590	1,294	NM
Operating expenses	194,649	185,483	4.9
Equity in earnings of associated companies	1,407	1,471	(4.4)
Operating (expense) income	(3,228)	8,418	NM
Non-operating income (expense):
Interest expense	(10,523)	(11,237)	(6.4)
Pension withdrawal cost	(2,335)	—	NM
Other, net	6,248	1,640	NM
Non-operating expenses, net	(6,610)	(9,597)	(31.1)
Income before income taxes	(9,838)	(1,179)	NM
Income tax expense	(3,144)	(571)	NM
Net loss	(6,694)	(608)	NM
Net income attributable to non-controlling interests	(582)	(526)	10.6
Loss attributable to Lee Enterprises, Incorporated	(7,276)	(1,134)	NM
Other comprehensive (loss) income, net of income taxes	(1,167)	478	NM
Comprehensive loss attributable to Lee Enterprises, Incorporated	(8,443)	(656)	NM
Earnings per common share:
Basic	(1.26)	(0.20)	NM
Diluted	(1.26)	(0.20)	NM

References to the “2022 Quarter” refer to the three months ended March 27, 2022. Similarly, references to the “2021 Quarter” refer to the three months ended March 28, 2021.

Operating Revenue

Total operating revenue was $190,014,000 in the 2022 Quarter, down $2,416,000, or 1.3%, compared to the prior year.

Advertising and marketing services revenue totaled $87,633,000 in the 2022 Quarter, up 2.4% compared to the 2021 Quarter. Print advertising revenues were $44,248,000 in the 2022 Quarter, down 17.6% compared to the 2021 Quarter due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $43,385,000 in the 2022 Quarter, up 36% compared to the 2021 Quarter. These gains resulted from an increase in Amplified revenue and an increase in digital advertising on our owned and operated sites. Digital advertising and marketing services represented 49.5% of the 2022 Quarter total advertising and marketing services revenue, compared to 37.3% in the same period last year.

Subscription revenue totaled $87,348,000 in the 2022 Quarter, down 2.7% compared to the 2021 Quarter. Selective price increases on our full access subscriptions and growth in digital only subscribers, were partially offset by a decline in full access volume, consistent with historical and industry trends. Digital only subscribers grew 59.2% since the 2021 Quarter and now total 492,000.

Other revenue, which primarily consists of commercial printing revenue and digital services from TownNews, decreased $2,045,000, or 12.0%, in the 2022 Quarter compared to the 2021 Quarter. Digital services revenue totaled $4,659,000 in the 2022 Quarter, a 3.3% decrease compared to the 2021 Quarter. Commercial printing revenue totaled $5,172,000 in the 2022 Quarter, a 17.3% decrease compared to the 2021 Quarter primarily driven by reduction in print volumes from our partners.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $58,137,000 in the 2022 Quarter, an increase of 33.0% over the 2021 Quarter, and represented 30.6% of our total operating revenue in the 2022 Quarter.

Equity in earnings of TNI and MNI decreased $64,000 in the 2022 Quarter.

Operating Expenses

Total operating expenses were $194,649,000 in the 2022 Quarter, a 4.9% increase compared to the 2021 Quarter. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets gain (loss) on sales, and impairments.

Compensation expense increased $359,000 in the 2022 Quarter, or 0.4%, compared to the 2021 Quarter due to increasing average compensation levels from investments in digital talent partially offset by reductions in FTE's due to continued business transformation efforts.

Newsprint and ink costs decreased $111,000 in the 2022 Quarter, or 1.5%, compared to the 2021 Quarter. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $4,814,000 in the 2022 Quarter, or 6.0%, compared to the 2021 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $10,590,000 and $1,294,000 in the 2022 Quarter and 2021 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor costs associated with the unsolicited offer in November 2021 in the 2022 Quarter. Restructuring costs in the 2021 Quarter are predominately severance related to our ongoing business transformation.

Depreciation and amortization expense decreased $3,566,000, or 28.5%, in the 2022 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets (gain) loss on sales, impairments and other, was a net gain of $152,000 in the 2022 Quarter compared to a net loss of $1,474,000 in the 2021 Quarter. The gains and losses in the 2022 Quarter and in the 2021 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating loss of $3,228,000 in the 2022 Quarter compared to operating income of $8,418,000 in the 2021 Quarter.

Non-operating Income and Expense

Interest expense decreased $714,000, or 6.4%, to $10,523,000 in the 2022 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Debt has been reduced by $36,361,000 since the end of the 2021 Quarter. Our weighted average cost of debt was 9.0% at the end of the 2022 Quarter and 2021 Quarter.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $3,598,000 periodic pension and other postretirement benefits in the 2022 Quarter compared to $2,228,000 in the 2021 Quarter. We recorded non-operating income of $2,000,000 in the 2022 Quarter and non-operating expense of $833,000 in the 2021 Quarter, related to the changes in the value of the Warrants.

We recognized pension withdrawal costs in the 2022 and 2021 Quarter of $2,335,000 and $12,310,000, respectively, in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $3,144,000, or 32% of pretax loss in the 2022 Quarter. In the 2021 Quarter, we recognized an income tax benefit of $571,000, or 48.4% of pretax loss.

Net (loss) Income and Earnings (losses) Per Share

Net loss was $6,694,000 and diluted losses per share were $1.26 for the 2022 Quarter compared to net loss of $608,000 and diluted losses per share of $0.20 for the 2021 Quarter. The change reflects the various items discussed above.

SIX MONTHS ENDED March 27, 2022

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	March 27,	March 28,	Percent
(Thousands of Dollars, Except Per Share Data)	2022	2021	Change

Operating revenue:
Print	100,218	120,291	(16.7)
Digital	86,169	67,913	26.9
Advertising and marketing services revenue	186,387	188,204	(1.0)
Print	156,883	167,816	(6.5)
Digital	17,984	13,264	35.6
Subscription revenue	174,867	181,080	(3.4)
Print	21,759	25,301	(14.0)
Digital	9,283	9,663	(3.9)
Other revenue	31,042	34,964	(11.2)
Total operating revenue	392,296	404,248	(3.0)
Operating expenses:
Compensation	168,207	167,317	0.5
Newsprint and ink	14,712	15,171	(3.0)
Other operating expenses	170,661	161,632	5.6
Depreciation and amortization	18,627	22,958	(18.9)
Assets (gain) loss on sales, impairments and other, net	(12,426)	6,696	NM
Restructuring costs and other	13,790	4,461	NM
Operating expenses	373,571	378,235	(1.2)
Equity in earnings of associated companies	3,161	3,213	(1.6)
Operating income	21,886	29,226	(25.1)
Non-operating income (expense):
Interest expense	(21,186)	(23,119)	(8.4)
Curtailment gain	1,027	23,830	(95.7)
Pension withdrawal cost	(2,335)	(12,310)	(81.0)
Other, net	9,320	3,908	NM
Non-operating expenses, net	(13,174)	(7,691)	71.3
Income before income taxes	8,712	21,535	(59.5)
Income tax expense	2,207	5,740	(61.6)
Net income	6,505	15,795	(58.8)
Net income attributable to non-controlling interests	(1,123)	(1,027)	9.3
Income attributable to Lee Enterprises, Incorporated	5,382	14,768	(63.6)
Other comprehensive (loss) income, net of income taxes	(7,279)	1,620	NM
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(1,897)	16,388	NM
Earnings per common share:
Basic	0.94	2.59	(63.8)
Diluted	0.92	2.55	(64.0)

References to the “2022 Period” refer to the six months ended March 27, 2022. Similarly, references to the “2021 Period” refer to the six months ended March 28, 2021.

Operating Revenue

Total operating revenue was $392,296,000 in the 2022 Period, down $11,952,000, or 3.0%, compared to the 2021 Period.

Advertising and marketing services revenue totaled $186,387,000 in the 2022 Period, down 1.0% compared to the prior year. Print advertising revenues were $100,218,000 in the Period Quarter, down 16.7% compared to the prior year due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $86,169,000 in the 2022 Period, up 26.9% compared to the prior year. These gains resulted from in an increase in Amplified revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 46.2% of the 2022 Period total advertising and marketing services revenue, compared to 36.1% in the same period last year.

Subscription revenue totaled $174,867,000 in the 2022 Period, down 3.4% compared to the 2021 Period. The decline in full access volume, consistent with historical and industry trends were partially offset by growth in digital only subscribers and selective price increases on our full access subscriptions. Digital only subscribers grew 59.2% since the 2021 Period and now total 492,000.

Other revenue, which primarily consists of commercial printing revenue and digital services from TownNews, decreased $3,922,000, or 11.2%, in the 2022 Period compared to the 2021 Period. Digital services revenue totaled $9,283,000 in the 2022 Period, a 3.6% decrease compared to the 2021 Period. Commercial printing revenue totaled $10,895,000 in the 2022 Period, a 16.2% decrease compared to the 2021 Period primarily driven by reduction in print volumes from our partners.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $113,436,000 in the 2022 Period, an increase of 24.9% over the 2021 Period, and represented 28.9% of our total operating revenue in the 2022 Period.

Equity in earnings of TNI and MNI decreased $52,000 in the 2022 Period.

Operating Expenses

Total operating expenses were $373,571,000 in the 2022 Period, a 1.2% decrease compared to the 2021 Period. Operating expenses include compensation expense, newsprint and ink, other operating expenses, depreciation, amortization, restructuring and other expenses, assets gain (loss) on sales, and impairments. Cash Costs were $353,580,000, a 2.7% increase compared to the 2021 Period.

Compensation expense increased $890,000 in the 2022 Period, or 0.5%, compared to the 2021 Period due to investments in digital talent and increasing average compensation levels partially offset by reductions in FTE's due to continued business transformation efforts.

Newsprint and ink costs decreased $459,000 in the 2022 Period, or 3.0%, compared to the 2021 Period. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $9,029,000 in the 2022 Period, or 5.6%, compared to the 2021 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $13,790,000 and $4,461,000 in the 2022 Period and 2021 Period, respectively. Restructuring costs and other include severance costs, litigation costs, restructuring expenses, and advisor costs associated with the unsolicited offer in November 2021 in the 2022 Period. Restructuring costs in the 2021 Period are predominately severance related to our ongoing business transformation.

Subsequent to March 27, 2022, we developed, committed to, and began reductions in staffing in our operations. The Company expects to record pretax charges related to these reductions totaling approximately $4,700,000 and resulting in an annualized reduction in operating expenses totaling $45,000,000.

Depreciation and amortization expense decreased $4,331,000, or 18.9%, in the 2022 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets (gain) loss on sales, impairments and other, was a net gain of $12,426,000 in the 2022 Period compared to a net loss of $6,696,000 in the 2021 Period. The gains and losses in the 2022 Period and in the 2021 Period were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $21,886,000 in the 2022 Period compared to $29,226,000 in the 2021 Period.

Non-operating Income and Expense

Interest expense decreased $1,933,000, or 8.4%, to $21,186,000 in the 2022 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Debt has been reduced by $36,361,000 since the end of the March 2021. Our weighted average cost of debt was 9.0% at the end of the 2022 Period and 2021 Period.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $8,045,000 periodic pension and other postretirement benefits in the 2022 Period compared to $4,571,000 in the 2021 Period. We recorded non-operating income of $71,000 in the 2022 Period and non-operating expense of $717,000 in the 2021 Period, related to the changes in the value of the Warrants.

We recognized a non-cash curtailment gain of $1,027,000 in the 2022 Period as a result of freezing certain pension plans. We recognized a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation in the 2021 Period by eliminating post-retirement medical coverage for certain employees.

We recognized pension withdrawal costs in the 2022 and 2021 Period of $2,335,000 and $12,310,000, respectively in connection with the withdrawal from a pension plan that covered certain employees. These withdrawal liabilities will be paid in equal quarterly installments over the next 20 years.

Income Tax Expense

We recorded an income tax expense of $2,207,000, or 25.3% of pretax income in the 2022 Period. In the 2021 Period, we recognized an income tax expense of $5,740,000 or 26.7% of pretax income.

Net Income and Earnings Per Share

Net income was $6,505,000 and diluted earnings per share were $0.92 for the 2022 Period compared to net income of $15,795,000 and diluted earnings per share of $2.55 for the 2021 Period. The change reflects the various items discussed above.

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

Adjusted EBITDA and Cash Costs are reconciled to net income (loss) and operating expenses, below, the closest comparable numbers under GAAP.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Net (loss) income	(6,694)	(608)	6,505	15,795
Adjusted to exclude
Income tax expense (benefit)	(3,144)	(571)	2,207	5,740
Non-operating expenses, net	6,610	9,597	13,174	7,691
Equity in earnings of TNI and MNI	(1,407)	(1,471)	(3,161)	(3,213)
(Gain) loss on sale of assets and other, net	(152)	1,474	(12,426)	6,696
Depreciation and amortization	8,951	12,517	18,627	22,958
Restructuring costs and other	10,590	1,294	13,790	4,461
Stock compensation	512	214	699	434
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,657	1,608	3,596	3,498
Adjusted EBITDA	16,923	24,054	43,011	64,060

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Six Months ended
	March 27,	March 28,	March 27,	March 28,
(Thousands of Dollars)	2022	2021	2022	2021

Operating expenses	194,649	185,483	373,571	378,235
Adjustments
Depreciation and amortization	8,951	12,517	18,627	22,958
Assets (gain) loss on sales, impairments and other, net	(152)	1,474	(12,426)	6,696
Restructuring costs and other	10,590	1,294	13,790	4,461
Cash Costs	175,260	170,198	353,580	344,120

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash required by operating activities totaled $606,000 in 2022 compared to cash provided by operating activities of $39,253,000 in 2021, a decrease of $39,859,000.  The decrease was driven by a decrease in operating results of $20,312,000 (defined as net income (loss) adjusted for non-working capital items) and a decrease in cash from working capital of $19,548,000, primarily related to unfavorable changes in inventory, postretirement liabilities, income taxes payable and warrants, partially offset by favorable changes in accounts receivable.

Investing Activities

Cash provided by investing activities totaled $9,880,000 in the 2022 Period compared to $301,000 in the 2021 Period. 2022 included $14,744,000 in proceeds from the sale of assets as the Company divested non-core real estate.

We anticipate that funds necessary for capital expenditures, which are expected to be $12,000,000 in 2022, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $20,051,000 in the 2022 Period compared to $39,534,000 in the 2021 Period. Debt reduction accounted for nearly all of the usage of funds in the 2022 and 2021 Periods.

Additional Information on Liquidity

Our liquidity, consisting of cash on the balance sheet, totals $15,335,000 at March 27, 2022. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.

In February 2020, our filing of a replacement Form S-3 registration statement ("Shelf") with the SEC was declared effective and expires February 2023. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 in order to use the Shelf.

CHANGES IN LAWS AND REGULATIONS

Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees earn an amount in excess of the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined. Among other provisions, the CARES Act allows the Company to defer payments of the employer’s share of social security taxes which shall be paid between December 31, 2021, and December 31, 2022. The CARES Act also provides for an Employee Retention Credit which can be applied to the employer’s share of payroll taxes. The Company has elected to defer the employer’s share of social security tax payments and is currently determining the applicability of the Employee Retention Credit.

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

COMMODITIES

All North American newsprint producers implemented a January 2022 price increase of $25 per tonne and another $25 per tonne March 2022. An additional price increase for May 2022 of $50 per tonne has been announced. The newsprint supply chain is challenged due to significant capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint. Like other industries, the supply chain is further challenged by shipping delays due to restrictions of personnel crossing the US/Canada border.

Our long-term supply strategy continues to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase on 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $340,000 based on current and anticipated consumption trends in 2022, excluding consumption of TNI and MNI and the impact of LIFO accounting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 6, 2022
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)