Form 10-Q
period 2022-06-26
LEE ENTERPRISES, Inc
filed 2022-08-04
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 26, 2022

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.

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

Yes ☐     No ☒

As of July 31, 2022, 5,977,315 shares of Common Stock of the Registrant were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 26,	September 26,
(Thousands of Dollars)	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	15,661	26,112
Accounts receivable and contract assets, net	74,911	65,070
Inventories	8,661	6,297
Prepaid and other current assets	13,482	11,320
Total current assets	112,715	108,799
Investments:
Associated companies	27,052	26,682
Other	6,075	6,065
Total investments	33,127	32,747
Property and equipment:
Land and improvements	14,505	16,576
Buildings and improvements	93,888	106,890
Equipment	212,908	228,817
Construction in process	3,998	2,813
	325,299	355,096
Less accumulated depreciation	249,519	271,830
Property and equipment, net	75,780	83,266
Operating lease right-of-use assets	58,193	65,682
Goodwill	329,504	330,204
Other intangible assets, net	140,231	156,671
Pension plan assets, net	16,571	35,855
Medical plan assets, net	18,200	16,695
Other	10,515	13,632
Total assets	794,836	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
	June 26,	September 26,
(Thousands of Dollars and Shares, Except Per Share Data)	2022	2021

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,811	8,612
Current maturities of long-term debt	—	6,112
Accounts payable	34,656	20,420
Compensation and other accrued liabilities	43,316	45,076
Unearned revenue	56,749	61,404
Total current liabilities	142,532	141,624
Long-term debt, net of current maturities	462,554	476,504
Operating lease liabilities	49,918	57,683
Pension obligations	928	22,444
Postretirement and postemployment benefit obligations	11,404	11,008
Deferred income taxes	37,295	40,295
Income taxes payable	9,543	9,174
Other	26,047	28,121
Total liabilities	740,221	786,853
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	60	59
June 26, 2022; 5,977 shares; $0.01 par value
September 26, 2021; 5,889 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	259,221	258,063
Accumulated deficit	(240,631)	(245,744)
Accumulated other comprehensive income	33,741	42,187
Total stockholders' equity	52,391	54,565
Non-controlling interests	2,224	2,133
Total equity	54,615	56,698
Total liabilities and equity	794,836	843,551

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars, Except Per Common Share Data)	2022	2021	2022	2021

Operating revenue:
Advertising and marketing services	91,001	91,122	277,388	279,326
Subscription	89,048	88,792	263,915	269,905
Other	14,988	16,576	46,030	51,505
Total operating revenue	195,037	196,490	587,333	600,736
Operating expenses:
Compensation	78,126	82,731	246,333	250,048
Newsprint and ink	7,542	7,051	22,254	22,222
Other operating expenses	88,004	82,117	258,665	243,749
Depreciation and amortization	8,818	10,836	27,445	33,794
Assets loss (gain) on sales, impairments and other, net	1,086	242	(11,340)	6,938
Restructuring costs and other	6,072	1,419	19,862	5,880
Total operating expenses	189,648	184,396	563,219	562,631
Equity in earnings of associated companies	1,050	1,689	4,211	4,902
Operating income	6,439	13,783	28,325	43,007
Non-operating (expense) income:
Interest expense	(10,292)	(11,010)	(31,478)	(34,129)
Curtailment gain	—	—	1,027	23,830
Pension withdrawal cost	—	—	(2,335)	(12,310)
Other, net	4,205	2,330	13,525	6,240
Total non-operating (expense) income, net	(6,087)	(8,680)	(19,261)	(16,369)
Income before income taxes	352	5,103	9,064	26,638
Income tax expense	156	1,366	2,363	7,106
Net income	196	3,737	6,701	19,532
Net income attributable to non-controlling interests	(465)	(510)	(1,588)	(1,537)
(Loss) Income attributable to Lee Enterprises, Incorporated	(269)	3,227	5,113	17,995
Other comprehensive (loss) income, net of income taxes	(1,167)	477	(8,446)	2,097
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(1,436)	3,704	(3,333)	20,092
Earnings per common share:
Basic:	(0.05)	0.56	0.89	3.15
Diluted:	(0.05)	0.55	0.87	3.10

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 27, 2021	(245,744)	59	258,063	42,187	54,565
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive loss	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(233,086)	60	257,863	36,075	60,912

Shares issued (redeemed)	—	—	(3)	—	(3)
Loss attributable to Lee Enterprises, Incorporated	(7,276)	—	—	—	(7,276)
Stock compensation	—	—	663	—	663
Other comprehensive loss	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
March 27, 2022	(240,362)	60	258,523	34,908	53,129

Shares issued (redeemed)	—	—	371	—	371
Loss attributable to Lee Enterprises, Incorporated	(269)	—	—	—	(269)
Stock compensation	—	—	327	—	327
Other comprehensive loss	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
June 26, 2022	(240,631)	60	259,221	33,741	52,391

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 28, 2020	(268,529)	58	256,957	(20,050)	(31,564)
Shares issued (redeemed)	—	1	(55)	—	(54)
Income attributable to Lee Enterprises, Incorporated	15,902	—	—	—	15,902
Stock compensation	—	—	220	—	220
Other comprehensive income	—	—	—	1,347	1,347
Deferred income taxes, net	—	—	—	(205)	(205)
December 27, 2020	(252,627)	59	257,122	(18,908)	(14,354)

Shares issued (redeemed)	—	—	(8)	—	(8)
Loss attributable to Lee Enterprises, Incorporated	(1,134)	—	—	—	(1,134)
Stock compensation	—	—	214	—	214
Other comprehensive income	—	—	—	682	682
Deferred income taxes, net	—	—	—	(204)	(204)
March 28, 2021	(253,761)	59	257,328	(18,430)	(14,804)

Shares issued (redeemed)	—	—	318	—	318
Income attributable to Lee Enterprises, Incorporated	3,227	—	—	—	3,227
Stock compensation	—	—	205	—	205
Other comprehensive income	—	—	—	682	682
Deferred income taxes, net	—	—	—	(205)	(205)
June 27, 2021	(250,534)	59	257,851	(17,953)	(10,577)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 26,	June 27,
(Thousands of Dollars)	2022	2021

Cash provided by operating activities:
Net income	6,701	19,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,445	33,794
Curtailment gain	(1,027)	(23,830)
Pension withdrawal cost	2,335	12,310
Stock compensation expense	1,026	639
Assets (gain) loss on sales, impairments and other, net	(11,340)	6,938
Deferred income taxes	62	(398)
Pension contributions	—	(965)
Return of (Payments to collateralize) letters of credit	2,451	1,686
Other, net	(1,492)	(147)
Changes in operating assets and liabilities:
(Increase) decrease in receivables and contract assets	(8,004)	(8,720)
(Increase) decrease in inventories and other	(2,369)	1,080
Increase (decrease) in accounts payable and other accrued liabilities	1,775	2,494
Decrease in pension and other postretirement and postemployment benefit obligations	(13,910)	(4,807)
Change in income taxes payable	(2,986)	2,459
Other	49	706
Net cash provided by operating activities	716	42,771
Cash provided by investing activities:
Purchases of property and equipment	(5,738)	(5,350)
Proceeds from sales of assets	14,824	3,095
Distributions (less) greater than earnings of TNI and MNI	(276)	159
Other, net	(295)	(369)
Net cash provided by (required for) investing activities	8,515	(2,465)
Cash required for financing activities:
Payments on long-term debt	(20,062)	(53,128)
Common stock transactions, net	380	159
Net cash required for financing activities	(19,682)	(52,969)
Net (decrease) increase in cash and cash equivalents	(10,451)	(12,663)
Cash and cash equivalents:
Beginning of period	26,112	33,733
End of period	15,661	21,070

The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 26, 2022, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2021 Annual Report on Form 10-K.

The Company's fiscal year ends on the last Sunday in September. Fiscal year 2022 ends on September 25, 2022, and fiscal year 2021 ended  September 26, 2021. Fiscal year 2022 and 2021 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the three and nine months ended June 26, 2022, are not necessarily indicative of the results to be expected for the full year.

The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“TownNews”).

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

2	REVENUE

The following table presents our revenue disaggregated by source:

	Three months Ended		Nine months Ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue:
Print	44,814	54,632	145,032	174,933
Digital	46,187	36,490	132,356	104,393
Advertising and marketing services revenue	91,001	91,122	277,388	279,326
Print	78,079	81,483	234,962	249,332
Digital	10,969	7,309	28,953	20,573
Subscription revenue	89,048	88,792	263,915	269,905
Print	10,671	11,880	32,430	37,177
Digital	4,317	4,696	13,600	14,328
Other revenue	14,988	16,576	46,030	51,505
Total operating revenue	195,037	196,490	587,333	600,736

Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Total Digital Revenue in the prior year was reclassified to conform to the current year presentation. Total Digital Revenue is defined as digital advertising and marketing services revenue including revenue from our wholly owned digital marketing agency Amplified Digital TM("Amplified"), digital-only subscription revenue and digital services revenue.

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

Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the nine months ended June 26, 2022, that was included in the contract liability as of September 26, 2021, was $52,718,000.

Accounts receivable, excluding allowance for credit losses was $82,369,000 and $71,644,000 as of June 26, 2022, and September 26, 2021, respectively. Allowance for credit losses was $7,458,000 and $6,574,000 as of June 26, 2022, and September 26, 2021, respectively.

Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. Most of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

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

Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue	8,229	8,389	25,805	26,548
Operating expenses	6,492	6,077	19,365	19,506
Operating income	1,737	2,312	6,440	7,042
Company's 50% share of operating income	869	1,156	3,220	3,521
Equity in earnings of TNI	869	1,156	3,220	3,521

TNI makes periodic distributions of its earnings and for the three months ended June 26, 2022, and June 27, 2021, we received $676,000 and $544,000 in distributions, respectively. In the nine months ended June 26, 2022, and June 27, 2021, we received $2,935,000 and $3,161,000 in distributions, respectively.

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

Summarized results of MNI are as follows:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Operating revenue	11,921	11,479	35,677	34,425
Operating expenses, excluding restructuring costs, depreciation and amortization	9,682	8,657	28,402	29,324
Restructuring costs	122	—	122	106
Depreciation and amortization	167	188	507	480
Operating income	1,950	2,634	6,646	4,515
Net income	362	1,066	1,982	2,762
Equity in earnings of MNI	181	533	991	1,381

MNI makes periodic distributions of its earnings and in the three months ended June 26, 2022 and June 27, 2021, we received $200,000 and $750,000, respectively. In the nine months ended June 26, 2022, and June 27, 2021, we received dividends of $1,000,000 and $1,900,000, respectively.

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and identified intangible assets consist of the following:

	June 26,	September 26,
(Thousands of Dollars)	2022	2021

Goodwill, beginning of period	330,204	330,204
Impairment	(700)	—
Goodwill, end of period	329,504	330,204
Non-amortized intangible assets:
Mastheads	39,849	39,672
Amortizable intangible assets:
Customer and newspaper subscriber lists	574,558	774,242
Less accumulated amortization	(474,176)	(657,243)
	100,382	116,999
Total intangibles, net	469,735	486,875

The weighted average amortization period for amortizable assets is 12.7 years.

5	DEBT

The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $462,554,000 at a 9% annual rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On  June 26, 2022, based on market quotations, the fair value approximates carrying value. This represents a level 2 fair value measurement.

During the three months ended June 26, 2022, we made no principal debt payments. During the nine months ended June 26, 2022, we made principal debt payments of $20,062,000.For the nine months ended, payments consisted of $10,450,000 from the sale of non-core assets, $6,112,000 from September 26, 2021 excess cash flow, and $3,500,000 in voluntary prepayments. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of June 26, 2022, there was no excess cash flow payment due.

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

The Warrant Agreement required the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. The initial fair value of the Warrants was $16,930,000. We re-measure the fair value of the liability each reporting period using the Black-Scholes option pricing model. The change in fair value of $71,000 for the nine months ended June 26, 2022 is reported as income in other, net non-operating income (expense).

The Warrants expired on March 31, 2022. As of September 26, 2021, the fair value of the warrants was $71,000.

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

We have several defined benefit pension plans that together cover certain employees, including plans established under collective bargaining agreements. As of September 26, 2021 two of seven plans had benefits under the plan frozen and no new participants are permitted. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through June 26, 2022, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

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

During the quarter ended December 27, 2020, we notified certain participants in one of our post-employment benefit plans of changes to be made to the plans, including elimination of coverage for certain participants. The changes resulted in a non-cash curtailment gain of $23,830,000 and a reduction in our benefit obligation by $23,830,000. This is recorded within Curtailment gain and Postretirement and postemployment benefit obligations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Service cost for benefits earned during the period	287	633	1,030	1,899
Interest cost on projected benefit obligation	2,001	1,787	5,939	5,361
Expected return on plan assets	(4,535)	(4,672)	(13,606)	(14,016)
Amortization of net loss	(687)	1,004	(2,633)	3,013
Amortization of prior service benefit	212	—	424	(1)
Curtailment gain	—	—	(1,027)	—
Pension benefit	(2,722)	(1,248)	(9,873)	(3,744)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Service cost for benefits earned during the period	27	240	81	690
Interest cost on projected benefit obligation	85	239	255	601
Expected return on plan assets	(263)	(252)	(789)	(756)
Amortization of net gain	(249)	(172)	(747)	(516)
Amortization of prior service benefit	(162)	(162)	(486)	(485)
Curtailment gain	—	—	—	(23,830)
Postretirement medical benefit	(562)	(107)	(1,686)	(24,296)

In the nine months ended June 26, 2022, we had no required contributions to our pension plans. In the nine months ended June 27, 2021, we contributed $965,000 to our pension plans. We have no required contributions to our pension plans for 2022 and therefore do not expect to make contributions to our pension trust during the remainder of fiscal 2022.

Multiemployer Pension Plans

In prior periods, the Company effectuated withdrawals from several multiemployer plans. We recorded estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of June 26, 2022, and September 26, 2021, we had $24,337,020 and $23,471,000 withdrawal liabilities recorded in Other Liabilities in our Consolidated Balance Sheets. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.

7	INCOME TAXES

We recorded an income tax expense of $156,000 related to income before taxes of $352,000 for the three months ended June 26, 2022, and income tax expense of $2,363,000 related to income before taxes of $9,064,000 for the nine months ended June 26, 2022. We recorded an income tax expense of $1,366,000 related to income before taxes of $5,103,000 for the three months ended June 27, 2021, and income tax expense of $7,106,000 related to income before taxes of $26,638,000 for the nine months ended June 27, 2021. The effective income tax rates for the three and nine months ended June 26, 2022, were 44.3% and 26.1%, respectively. The effective income tax rate for the three and nine months ended June 27, 2021, were 26.8% and 26.7%, respectively.

The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value stock warrants.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions.  We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2014.

8	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars and Shares, Except Per Share Data)	2022	2021	2022	2021

(Loss) income attributable to Lee Enterprises, Incorporated:	(269)	3,227	5,113	17,995
Weighted average common shares	5,965	5,881	5,935	5,867
Less weighted average restricted Common Stock	(170)	(156)	(168)	(155)
Basic average common shares	5,795	5,725	5,767	5,712
Dilutive stock options and restricted Common Stock	—	123	93	102
Diluted average common shares	5,795	5,848	5,860	5,814
Earnings per common share:
Basic	(0.05)	0.56	0.89	3.15
Diluted	(0.05)	0.55	0.87	3.10

For the three months ended June 26, 2022 no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses. For the nine months ended  June 26, 2022, 74,804 shares were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the three and nine months ended June 27, 2021, 600,000 anti-dilutive shares were excluded.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three and nine months ended June 26, 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2021 Annual Report on Form 10-K.

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

•

Our web and mobile sites are the number one digital source of local news in most of our markets, reaching almost 43 million monthly unique visitors in 2022 with 349 million page views and 80 million visits.

•	We have approximately one million paid subscribers to our print and digital products. Digital-only subscribers totaled approximately 501,000, a 48.6% increase over the prior year.

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

We also operate Amplified Digital, a full service digital marketing agency offering omnichannel marketing solutions, audience targeted display, social audience targeting, social media management, email marketing, banners, video streaming and much more. Amplified Digital serves more than 4,500 customers in 49 states.

We also operate TownNews which provides state-of-the-art web hosting, content management services and video management services to nearly 2,200 other media organizations including broadcast.

STRATEGY

We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally-focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:

•	Grow digital audiences by transforming the way we present local news and information
•	Expand our digital subscription base and revenue through audience growth and continued conversion of our massive digital audiences.
•	Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Amplified Digital that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

THREE MONTHS ENDED June 26, 2022

Operating results are summarized below.

	June 26,	June 27,	Percent
(Thousands of Dollars, Except Per Share Data)	2022	2021	Change

Operating revenue:
Print	44,814	54,632	(18.0)
Digital	46,187	36,490	26.6
Advertising and marketing services revenue	91,001	91,122	(0.1)
Print	78,079	81,483	(4.2)
Digital	10,969	7,309	50.1
Subscription revenue	89,048	88,792	0.3
Print	10,671	11,880	(10.2)
Digital	4,317	4,696	(8.1)
Other revenue	14,988	16,576	(9.6)
Total operating revenue	195,037	196,490	(0.7)
Operating expenses:
Compensation	78,126	82,731	(5.6)
Newsprint and ink	7,542	7,051	7.0
Other operating expenses	88,004	82,117	7.2
Depreciation and amortization	8,818	10,836	(18.6)
Assets loss on sales, impairments and other, net	1,086	242	NM
Restructuring costs and other	6,072	1,419	NM
Operating expenses	189,648	184,396	2.8
Equity in earnings of associated companies	1,050	1,689	(37.8)
Operating income	6,439	13,783	(53.3)
Non-operating income (expense):
Interest expense	(10,292)	(11,010)	(6.5)
Other, net	4,205	2,330	80.5
Non-operating expenses, net	(6,087)	(8,680)	(29.9)
Income before income taxes	352	5,103	(93.1)
Income tax expense	156	1,366	(88.6)
Net income	196	3,737	(94.8)

Earnings per common share:
Basic	(0.05)	0.56	NM
Diluted	(0.05)	0.55	NM

References to the “2022 Quarter” refer to the three months ended June 26, 2022. Similarly, references to the “2021 Quarter” refer to the three months ended June 27, 2021.

Operating Revenue

Total operating revenue was $195,037,000 in the 2022 Quarter, down $1,453,000, or 0.7%, compared to the prior year.

Advertising and marketing services revenue totaled $91,001,000 in the 2022 Quarter, down 0.1% compared to the 2021 Quarter. Print advertising revenues were $44,814,000 in the 2022 Quarter, down 18% compared to the 2021 Quarter due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $46,187,000 in the 2022 Quarter, up 26.6% compared to the 2021 Quarter. These gains resulted from an increase in Amplified Digital revenue and an increase in digital advertising on our owned and operated sites. Digital advertising and marketing services represented 50.8% of the 2022 Quarter total advertising and marketing services revenue, compared to 40.1% in the same period last year.

Subscription revenue totaled $89,048,000 in the 2022 Quarter, up 0.3% compared to the 2021 Quarter. Selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions, were partially offset by a decline in full access volume, consistent with historical and industry trends. Digital-only subscribers grew 48.6% since the 2021 Quarter and now total 501,000.

Other revenue, which primarily consists of commercial printing revenue and digital services from TownNews, decreased $1,588,000, or 9.6%, in the 2022 Quarter compared to the 2021 Quarter. Digital services revenue totaled $4,317,000 in the 2022 Quarter, an 8.1% decrease compared to the 2021 Quarter. Commercial printing revenue totaled $5,341,000 in the 2022 Quarter, a 15.7% decrease compared to the 2021 Quarter, primarily driven by reduction in print volumes from our partners.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $61,473,000 in the 2022 Quarter, an increase of 26.8% over the 2021 Quarter, and represented 31.5% of our total operating revenue in the 2022 Quarter.

Equity in earnings of TNI and MNI decreased $639,000 in the 2022 Quarter.

Operating Expenses

Total operating expenses were $189,648,000 in the 2022 Quarter, a 2.8% increase compared to the 2021 Quarter. Cash Costs a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below) were up 1.0% in the 2022 Quarter.

Compensation expense decreased $4,605,000 in the 2022 Quarter, or 5.6%, compared to the 2021 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.

Newsprint and ink costs increased $491,000 in the 2022 Quarter, or 7.0%, compared to the 2021 Quarter. The increase is attributable to higher newsprint prices offset by declines in newsprint volumes. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $5,887,000 in the 2022 Quarter, or 7.2%, compared to the 2021 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $6,072,000 and $1,419,000 in the 2022 Quarter and 2021 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses in the 2022 quarter associated with the unsolicited offer in November 2021. Restructuring costs in the 2021 Quarter are predominately severance related to our ongoing business transformation.

Depreciation and amortization expense decreased $2,018,000, or 18.6%, in the 2022 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets loss on sales, impairments and other, was a net loss of $1,086,000 in the 2022 Quarter compared to a net loss of $242,000 in the 2021 Quarter. The gains and losses and impairments in the 2022 Quarter and in the 2021 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating income of $6,439,000 in the 2022 Quarter compared to operating income of $13,783,000 in the 2021 Quarter.

Non-operating Income and Expense

Interest expense decreased $718,000, or 6.5%, to $10,292,000 in the 2022 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2022 Quarter and 2021 Quarter.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $3,598,000 periodic pension and other postretirement benefits in the 2022 Quarter compared to $2,228,000 in the 2021 Quarter. We recorded non-operating income of $0 in the 2022 Quarter and non-operating expense of $237,000 in the 2021 Quarter, related to the changes in the value of the Warrants.

Income Tax Expense

We recorded an income tax expense of $156,000, or 44.3% of pretax income in the 2022 Quarter. In the 2021 Quarter, we recognized an income tax expense of $1,366,000, or 26.8% of pretax loss.

Net Income and Earnings (losses) Per Share

Net income was $196,000 and diluted losses per share were $0.05 for the 2022 Quarter compared to net income of $3,737,000 and diluted earnings per share of $0.55 for the 2021 Quarter. The change reflects the various items discussed above.

NINE MONTHS ENDED June 26, 2022

Operating results, as reported in the Consolidated Financial Statements, are summarized below.

	June 26,	June 27,	Percent
(Thousands of Dollars, Except Per Share Data)	2022	2021	Change

Operating revenue:
Print	145,032	174,933	(17.1)
Digital	132,356	104,393	26.8
Advertising and marketing services revenue	277,388	279,326	(0.7)
Print	234,962	249,332	(5.8)
Digital	28,953	20,573	40.7
Subscription revenue	263,915	269,905	(2.2)
Print	32,430	37,177	(12.8)
Digital	13,600	14,328	(5.1)
Other revenue	46,030	51,505	(10.6)
Total operating revenue	587,333	600,736	(2.2)
Operating expenses:
Compensation	246,333	250,048	(1.5)
Newsprint and ink	22,254	22,222	0.1
Other operating expenses	258,665	243,749	6.1
Depreciation and amortization	27,445	33,794	(18.8)
Assets (gain) loss on sales, impairments and other, net	(11,340)	6,938	NM
Restructuring costs and other	19,862	5,880	NM
Operating expenses	563,219	562,631	0.1
Equity in earnings of associated companies	4,211	4,902	(14.1)
Operating income	28,325	43,007	(34.1)
Non-operating income (expense):
Interest expense	(31,478)	(34,129)	(7.8)
Curtailment gain	1,027	23,830	(95.7)
Pension withdrawal cost	(2,335)	(12,310)	(81.0)
Other, net	13,525	6,240	NM
Non-operating expenses, net	(19,261)	(16,369)	17.6
Income before income taxes	9,064	26,638	(66.0)
Income tax expense	2,363	7,106	(66.7)
Net income	6,701	19,532	(65.7)

Earnings per common share:
Basic	0.89	3.15	(71.8)
Diluted	0.87	3.10	(71.8)

References to the “2022 Period” refer to the nine months ended June 26, 2022. Similarly, references to the “2021 Period” refer to the nine months ended June 27, 2021.

Operating Revenue

Total operating revenue was $587,333,000 in the 2022 Period, down $13,403,000, or 2.2%, compared to the 2021 Period.

Advertising and marketing services revenue totaled $277,388,000 in the 2022 Period, down 0.7% compared to the prior year. Print advertising revenues were $145,032,000 in the 2022 Period, down 17.1% compared to the prior year due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $132,356,000 in the 2022 Period, up 26.8% compared to the prior year. These gains resulted from an 83.1% increase in Amplified Digital revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 47.7% of the 2022 Period total advertising and marketing services revenue, compared to 37.4% in the same period last year.

Subscription revenue totaled $263,915,000 in the 2022 Period, down 2.2% compared to the 2021 Period. The decline in full access volume, consistent with historical and industry trends were partially offset by growth in digital only subscribers and selective price increases on our full access subscriptions. Digital only subscribers grew 48.6% since the 2021 Period and now total 501,000.

Other revenue, which primarily consists of commercial printing revenue and digital services from TownNews, decreased $5,475,000, or 10.6%, in the 2022 Period compared to the 2021 Period. Digital services revenue totaled $13,600,000 in the 2022 Period, a 5.3% decrease compared to the 2021 Period. Commercial printing revenue totaled $16,195,000 in the 2022 Period, a 9.3% decrease compared to the 2021 Period primarily driven by reduction in print volumes from our partners.

Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $174,909,000 in the 2022 Period, an increase of 25.5% over the 2021 Period, and represented 29.8% of our total operating revenue in the 2022 Period.

Equity in earnings of TNI and MNI decreased $691,000 in the 2022 Period.

Operating Expenses

Total operating expenses were $563,219,000 in the 2022 Period, a 0.1% increase compared to the 2021 Period. Cash Costs, a Non-GAAP financial measure (see reconciliation of Non-GAAP financial measures below), were $527,252,000, a 2.2% increase compared to the 2021 Period.

Compensation expense decreased $3,715,000 in the 2022 Period, or 1.5%, compared to the 2021 Period due to reductions in FTE's due to continued business transformation efforts partially offset by investments in digital talent and increasing average compensation levels due to investments in digital talent.

Newsprint and ink costs increased $32,000 in the 2022 Period, or 0.1%, compared to the 2021 Period. The increase is attributable to higher newsprint prices offset by declines in newsprint volumes. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.

Other operating expenses increased $14,916,000 in the 2022 Period, or 6.1%, compared to the 2021 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and asset loss on sales, impairments and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in digital costs of goods sold from Amplified Digital growth, higher input costs due to inflation and investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.

Restructuring costs and other totaled $19,862,000 and $5,880,000 in the 2022 Period and 2021 Period, respectively. Restructuring costs and other include severance costs, litigation costs, restructuring expenses, and advisor expenses in the 2022 Period associated with an unsolicited takeover offer received in November 2021. Restructuring costs in the 2021 Period are predominately severance related to our ongoing business transformation.

Depreciation and amortization expense decreased $6,349,000, or 18.8%, in the 2022 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets (gain) loss on sales, impairments and other, was a net gain of $11,340,000 in the 2022 Period compared to a net loss of $6,938,000 in the 2021 Period. The gains and losses in the 2022 Period and 2021 Period were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in operating income of $28,325,000 in the 2022 Period compared to $43,007,000 in the 2021 Period.

Non-operating Income and Expense

Interest expense decreased $2,651,000, or 7.8%, to $31,478,000 in the 2022 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2022 Period and 2021 Period.

Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $11,643,000 periodic pension and other postretirement benefits in the 2022 Period compared to $6,799,000 in the 2021 Period. We recorded non-operating income of $71,000 in the 2022 Period and non-operating expense of $954,000 in the 2021 Period, related to changes in the value of the Warrants.

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

Income Tax Expense

We recorded an income tax expense of $2,363,000, or 26.1% of pretax income, in the 2022 Period. In the 2021 Period, we recognized an income tax expense of $7,106,000 or 26.7% of pretax income.

Net Income and Earnings Per Share

Net income was $6,701,000 and diluted earnings per share were $0.87 for the 2022 Period, compared to net income of $19,532,000 and diluted earnings per share of $3.10 for the 2021 Period. The change reflects the various items discussed above.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users' overall understanding of the operating performance of the Company. The measure isolates unusual, infrequent, or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting future operating performance of the Company that excludes unusual, nonrecurring or one-time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate the leverage ratio of the Company, which is a key financial ratio monitored and used by the Company and its investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, income tax expense, depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(UNAUDITED)

The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Net income	196	3,737	6,701	19,532
Adjusted to exclude
Income tax expense	156	1,366	2,363	7,106
Non-operating expenses, net	6,087	8,680	19,261	16,369
Equity in earnings of TNI and MNI	(1,050)	(1,689)	(4,211)	(4,902)
Loss (gain) on sale of assets and other, net	1,086	242	(11,340)	6,938
Depreciation and amortization	8,818	10,836	27,445	33,794
Restructuring costs and other	6,072	1,419	19,862	5,880
Stock compensation	327	205	1,026	639
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,268	1,923	4,864	5,421
Adjusted EBITDA	22,960	26,719	65,971	90,777

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Nine Months ended
	June 26,	June 27,	June 26,	June 27,
(Thousands of Dollars)	2022	2021	2022	2021

Operating expenses	189,648	184,396	563,219	562,631
Adjustments
Depreciation and amortization	8,818	10,836	27,445	33,794
Assets loss (gain) on sales, impairments and other, net	1,086	242	(11,340)	6,938
Restructuring costs and other	6,072	1,419	19,862	5,880
Cash Costs	173,672	171,899	527,252	516,019

LIQUIDITY AND CAPITAL RESOURCES

Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.

Operating Activities

Cash provided by operating activities totaled $716,000 in 2022 compared to cash provided by operating activities of $42,771,000 in 2021, a decrease of $42,055,000.  The decrease was driven by a decrease in operating results of $23,400,000 (defined as net income (loss) adjusted for non-working capital items) and an increase in working capital of $18,654,000, primarily related to unfavorable changes in inventory, postretirement liabilities, income taxes payable and warrants, and accounts receivable.

Investing Activities

Cash provided by investing activities totaled $8,515,000 in the 2022 Period compared to cash required for investing activities of $2,465,000 in the 2021 Period. 2022 included $14,824,000 in proceeds from the sale of assets as the Company divested non-core real estate.

We anticipate that funds necessary for capital expenditures, which are expected to total up to $10,000,000 in 2022, and other requirements, will be available from internally generated funds.

Financing Activities

Cash required for financing activities totaled $19,682,000 in the 2022 Period compared to $52,969,000 in the 2021 Period. Debt reduction accounted for nearly all the usage of funds in the 2022 and 2021 Periods.

Additional Information on Liquidity

Our liquidity, consisting of cash on the balance sheet, totaled $15,661,000 on June 26, 2022. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.

In February 2020, our filing of a replacement Form S-3 registration statement ("Shelf") with the SEC was declared effective and expires February 2023. The Shelf registration gives us the flexibility to issue and publicly distribute various types of securities, including preferred stock, common stock, warrants, secured or unsecured debt securities, purchase contracts and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750,000,000. SEC issuer eligibility rules require us to have a public float of at least $75,000,000 to use the Shelf.

CHANGES IN LAWS AND REGULATIONS

Wage Laws

The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees are paid more than the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined. Among other provisions, the CARES Act allows the Company to defer payments of the employer’s share of social security taxes which shall be paid between December 31, 2021, and December 31, 2022. The CARES Act also provides for an Employee Retention Credit which can be applied to the employer’s share of payroll taxes. The Company has elected to defer the employer’s share of social security tax payments and is currently determining the applicability of the Employee Retention Credit.

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

COMMODITIES

All North American newsprint producers implemented a January 2022 price increases of $25 per tonne, $25 per tonne in March 2022 and another price increase in May of $50 per tonne. The newsprint supply chain is challenged due to significant capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint. Like other industries, the supply chain is further challenged by shipping delays due to restrictions of personnel crossing the US/Canada border.

Our long-term supply strategy continues to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase on 27.7-pound newsprint would result in an annualized reduction in income before taxes of approximately $340,000 based on current and anticipated consumption trends in 2022, excluding consumption of TNI and MNI and the impact of LIFO accounting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended June 26, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the Company may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, and other acquisitions. These strategic initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. Such transactions and initiatives may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, financial condition, and results of operations.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 4, 2022
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)